Form 10-K
period 1993-12-31
CRANE CO /DE/
filed 1994-03-30
CIK 25445

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1993
                            -----------------
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the transition period from _______________ to _______________

  Commission file number 1-1657
                         ------


                                   CRANE CO.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 13-1952290
- -------------------------------------     ------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No)

 100 First Stamford Place, Stamford, CT                   06902
- ----------------------------------------     --------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange on
       Title of each class                          which registered
     -----------------------                 ------------------------

Common shares, par value $1.00               New York Stock Exchange
Preferred Share Purchase Rights              New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
          5% convertible subordinated debentures due July, 1994
          8 1/2% senior notes due March, 2004
          ---------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.     Yes   X    No
                                           -----     -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       ( )

Based on the closing sales price of March 16, 1994 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $848,556,957.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 29,905,091 at March 16, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual shareholders report for the year ended December 31, 1993 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting May 9, 1994 are incorporated by reference into Parts I and III.

                                     PART I
                                     ------

Item 1. Business
        --------

      The company is a diversified manufacturer of engineered industrial products, serving niche markets in aerospace, fluid handling, automatic merchandising and the construction industry. The company's wholesale distribution business serves the building products markets and industrial customers. Founded in 1855, Crane Co. employs over 8,700 people in North America, Europe and Australia.

      The company's strategy is to maintain a balanced business mix, to focus on niche businesses with high market share and to avoid capital-intensive and cyclical businesses.

      In the past five years, the company has completed seven acquisitions. In 1990 it acquired Lear Romec, a manufacturer of lubrication and fuel pumps for the aerospace industry. In 1992, certain assets of Jenkins Canada, Inc., a manufacturer of bronze and iron valves, were acquired as an addition to the company's North American valve unit. In 1993, the company made five acquisitions. Perflow Instruments, Ltd., a British manufacturer of pressure and flow measurement equipment, was added to Crane Ltd. Huttig Sash and Door Company expanded its nationwide millwork distribution by acquiring Rondel's Inc., a millwork distributor serving the eastern Washington/western Idaho region, and the Whittier-Ruhle Millwork Company, serving the Mid-Atlantic region. The company significantly expanded its position as a supplier of fiberglass reinforced plastic (FRP) panels to the recreational vehicle market with the acquisition of Filon. Filon was integrated with the company's Kemlite unit in the fourth quarter of 1993. The company acquired Burks Pumps, Inc., a manufacturer of engineered pumps, in December 1993. This acquisition will complement the company's Chempump and Deming pump businesses and significantly increases its involvement in niche markets in the pump industry.

      In 1990 the company sold Sea-Pac Sales Co., a distributor of floor covering products, and its McAvity division, a Canadian manufacturer of waterwork valves and hydrants for an aggregate sales price of approximately $19 million. In April 1993, the company sold its precision ordnance business, UniDynamics/Phoenix for approximately $6 million.

      During March 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

      See page 24 of the Annual Report to Shareholders for the contributions to the company's sales and operating profit of each of its business segments and the assets employed in each segment.


                         ENGINEERED INDUSTRIAL PRODUCTS
                         ------------------------------

      This segment is composed of operations that design and manufacture engineered products and systems for the aerospace, fluid handling, automatic merchandising, transportation, commercial construction and defense markets.

      The company serves the global valve market through manufacturing facilities in North America, the United Kingdom and Australia. The company sells a wide variety of valves and fluid control products for the chemical, processing, power and general industrial and commercial construction industries. Products include gate, globe, check, angle, ball and butterfly valves of steel, carbon and stainless steel, alloy, iron, cast iron and bronze designed for use under various pressures and temperatures, along with pipe fittings, actuators, pumps and flow measurement equipment. The North American unit also provides a full range of valve aftermarket services including parts, repairs, and modifications through eight service centers and the company's subsidiary in the United Kingdom also maintains repair and service facilities for valves, pumps, compressors, heat exchangers and similar equipment.

                                     PART I
                                     ------

Item 1.  Business  (continued)
         --------

      Crane Pumps & Systems manufactures pumps used in the chemical, power, hydro-carbon processing, municipal, general industrial and commercial industries. Products include sealless canned motor pumps designed to handle environmentally hazardous fluids, horizontal and vertical centrifugal pumps, standard vertical turbine pumps, submersible wastewater pumps, regenerative turbine, end suction centrifugal pumps, submersible deaerator pumps, split case pumps, and in-line pumps. The pumps are marketed under the Chempump, Deming, Barnes, Burks, Weinman and Prosser brand names.

      The company's Cochrane Environmental Systems division designs and markets water and wastewater treatment equipment for almost every major industry. Cochrane's products include deaerators, demineralizers, hot and cold process softeners, dealkalizers, filters, multiport relief valves, condensate drainage systems and clarifiers. These products have applications for boiler feed, industrial processes and wastewater treatment and recovery and are sold principally to public utilities and authorities and major industrial plants.

      The above products are sold directly to end users through Crane's sales organizations and through independent distributors and manufacturers' representatives.

      The company designs, manufactures and sells, under the name "Hydro-Aire", anti-skid and automatic brake control systems, fuel and hydraulic pumps, and other aerospace components for the commercial, military and general aircraft industries as original equipment. In addition, the company designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to the company and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to airlines, governments, and aircraft maintenance and overhaul companies.

      Lear Romec designs, manufactures and sells pumps and fluid handling systems for military and commercial aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Also, it is the leading supplier of fuel boost and transfer pumps for commuter and business aircraft.

      The company, through Resistoflex/Defense, designs and manufactures high performance fittings used primarily in military aircraft under the name "Dynatube". The company, through Crane Defense Systems is engaged in the development and manufacture of specialized handling systems, elevators, ground support equipment, cranes and associated electronics. These products are sold directly to the government and defense contractors and represented less than 2% of 1993 sales.

      Ferguson designs and manufactures, in the United States and through Ferguson Machine S. A. in Europe, precision index and transfer systems for use on and with machines which perform automatic forming, assembly, metal cutting, testing and inspection operations. Products include index drives and tables, mechanical parts handlers, inline transfer machines, rotary tables, press feeds and custom cams. These products are sold through company and independent sales representatives and distributors.

                                     PART I
                                     ------

Item 1.  Business  (continued)
         --------

      Kemlite manufactures fiberglass-reinforced plastic panels for use principally by the transportation industry in refrigeration and dry van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast food restaurant and supermarket applications, and to institutions where fire rated materials with low smoke generation and minimum toxicity are required. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers and uses distributors to serve its commercial construction market.

      Cor Tec is the leading domestic manufacturer of fiberglass-reinforced laminated panels. The primary market for these panels is the truck and truck trailer segment of the transportation industry. Cor Tec markets its products directly to the truck and truck trailer manufacturers.

      Resistoflex/Industrial is engaged in the design, manufacture and sale of plastic-lined steel pipe, fittings, valves, bellows and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, petroleum distribution, and waste management industries. Resistoflex sells its products through industrial distributors who provide stocking and fabrication services to industrial users in the United States.

      The Canadian operations of the company are conducted by Crane Canada, Inc., a wholly-owned subsidiary. Crane Canada manufactures plumbing fixtures and related building products. The unit commands a large share of the Canadian market for these products.

      Polyflon manufactures radio frequency and microwave components, substrates, capacitors, and antennas for commercial and aerospace uses, and resonating structures for the medical industry.

      National Vendors is the largest domestic manufacturer of full line vending machines for the automatic merchandising industry. Products include machines which dispense snacks, refrigerated and frozen foods, hot and cold beverages and postal commodities. These products are marketed in North America directly to vending machine operators. In Europe products are marketed through wholly-owned subsidiaries with operations located in the United Kingdom, Germany and France.

      National Rejectors, GmbH designs and manufactures electronic coin validators and handling systems for vending operations throughout Europe. These devices are sold directly to the vending, amusement, soft-drink, and ticket issuing industries.



                             WHOLESALE DISTRIBUTION
                             ----------------------

      The company distributes millwork products through its wholly-owned subsidiary, Huttig Sash & Door Company ("Huttig"). These products include doors, windows, moldings and related building products. Huttig assembles certain of these products to customer specification prior to distribution.
  Its principal customers are building material dealers and building contractors that service the new construction and remodeling markets. Wholesale operations are conducted nationally through forty-seven branch warehouses throughout the United States, in both major and medium-sized cities. Huttig's sales are made on both a direct shipment and out-of-warehouse basis entirely through its own sales force.

      Huttig maintains a saw mill and a manufacturing plant in Missoula, Montana, where it produces certain of the above products and other finished lumber, the bulk of which is sold directly to third parties, some of whom compete with Huttig branches. In addition, Huttig manufactures wood windows in Rock Hill, South Carolina.

      Valve Systems and Controls is a value added industrial distributor providing power operated valves and flow control systems to the petroleum, chemical, power and general processing industries. It services its customers through facilities in Texas, Louisiana, Oklahoma and California.

                                     PART I
                                     ------

Item 1.  Business  (continued)
         --------

      Canadian wholesale operations are conducted through the Crane Canada Supply Division of Crane Canada, Inc. This division, a distributor of plumbing supplies, valves and piping, maintains thirty-seven branches throughout Canada and is the largest single distributor for Crane manufactured products. This division also distributes products which are both complementary to and partly competitive with Crane Canada's own manufactured products.



                             COMPETITIVE CONDITIONS
                             ----------------------

      The company's lines of business are conducted under actively competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify the principal methods of competition. Although reliable statistics are not available, management believes the company and its subsidiaries are important manufacturers or suppliers in a number of market niches and geographic areas it serves.

      The company's products have primary application in the industrial, construction, aerospace, automated merchandising, transportation, and fluid handling industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions, residential and commercial building starts, capital spending, energy exploration and energy allocations during times of scarcity. Since these products are also sold in a wide variety of markets and applications, management does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

      Seasonality is a considerable factor in Huttig and the Canadian operations.

      Order backlog totalled approximately $226 million as of December 31, 1993, compared with $262 million as of December 31, 1992. Management believes backlog is not material to understanding its overall business because long-term contracts are not customary to significant portions of its business, except within the defense and aerospace related businesses.


                              RECENT DEVELOPMENTS
                              -------------------

      On March 18, 1994 pursuant to a tender offer, Crane Acquisition Corp., a wholly owned subsidiary of Crane ("Crane Acquisition"), acquired 5,620,383 shares of the common stock of ELDEC Corporation ("ELDEC") at $13.00 per share. With this purchase, Crane Acquisition Corp. acquired 98.7 percent of the outstanding shares of ELDEC and thereafter consummated the merger of ELDEC into Crane Acquisition Corp., each remaining share of ELDEC common stock would be converted into the right to receive $13.00 in cash. Therefore, ELDEC is now a wholly owned subsidiary of Crane. Funds in the amount of up to $74,000,000 required for the acquisition of ELDEC have been made available through short-term credit lines.

      ELDEC, a Washington based corporation, designs, manufactures and markets custom electronic and electromechanical products and systems for applications that are technically and environmentally demanding. The company serves both the commercial and military aerospace markets, and its major customers are airframe and aircraft engine manufacturers and electronic systems manufacturers. The company has four product lines; sensing systems that monitor the status of aircraft landing gear, doors and flight surfaces; low voltage and high voltage power supplies for avionic and defense electronic systems; monitor and control devices for aircraft engines, including flowmeters and engine diagnostic systems; battery chargers, transformer-rectifiers and other devices that regulate DC power on an aircraft.

      For the year ended March 31, 1993, ELDEC had net sales of $108,415,000, net income of $2,430,000, and total assets of $112,235,000.

                                     PART I
                                     ------


Item 1.  Business  (continued)
         --------


      The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs aggregated approximately $18,300,000 in 1993 ($19,200,000 and $18,600,000 in
  1992 and 1991, respectively). In addition, approximately $139,000, $4,100,000, and $6,900,000 were received by the company in 1993, 1992, and 1991, respectively, for customer sponsored research and development relating to projects within the Engineered Industrial Products segment.

      Costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to have a material effect upon the company or its competitive position.

Item 2. Properties

  MANUFACTURING FACILITIES*                           NUMBER           AREA
- --------------------------------------------          ------  -----------------
  Engineered Industrial Products
    United States                                         25   3,323,000 sq. ft.
    Canada                                                 5     739,000 sq. ft.
    Other International                                    6     945,000 sq. ft.

  Wholesale Distribution                                   3     552,000 sq. ft.


   *Includes plants under lease agreements:

                                                                       Leases
                                                                       Expiring
                                              Number  Area             Through
                                              ------  ---------------  --------
    United States                                  3  152,000 sq. ft.      1995
    Canada                                         1   10,000 sq. ft.      1995
    Other International                            2   41,000 sq. ft.      2006

      Engineered Industrial operates seven valve service centers in the United States, of which three are owned. The company also operates internationally nine distribution and eight service centers.

      Wholesale Distribution has forty-seven Huttig branch warehouses in the United States, of which twenty-nine are owned. The Canadian wholesale operation maintains thirty-seven distribution branch warehouses in Canada, of which sixteen are owned. Valve Systems and Controls operates four leased distribution facilities in the United States.

      In the opinion of management, properties have been well maintained, are in sound operating condition, and contain all necessary equipment and facilities for their intended purposes.

                                     PART I
                                     ------


Item 3.    Legal Proceedings
           -----------------

      Neither the company, nor any subsidiary of the company has become a party to, nor has any of their property become the subject of any material legal proceeding other than ordinary routine litigation incidental to their businesses.

      The following proceeding is included herein because it has been reported in the media. On September 22, 1992 the company was served with a complaint filed in the U.S. District Court, Eastern District of Missouri naming the company and its former subsidiary CF&I Steel Corporation ("CF&I") as defendants and alleging violations of the False Claims Act in connection with the distribution of CF&I to the company's shareholders in 1985 (Civil Actions Nos. 91-0429-C-1 and 4:92CV00514JCH). The complaint alleges a continuing agreement and concert of action between the company and CF&I to distribute CF&I to the company's shareholders, thereafter to terminate CF&I's pension plan so as to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume CF&I's liability for $140 million in unfunded pension liabilities and to prevent the PBGC from obtaining any reimbursement from the company, and to publish and file misleading information in furtherance of that objective. The complaint seeks treble damages and attorney's fees. The company believes it has defenses to the complaint on the grounds, among others, that the allegations are without merit, the plaintiff has no standing and the False Claims Act does not apply. On June 1, 1993 the federal court in the Eastern District of Missouri dismissed the complaint for lack of standing of the plaintiff. The plaintiff has filed an appeal. The company expects the dismissal to be affirmed by the appellate court.

      The following proceedings are not considered by the company to be material to its business or financial condition and are reported herein because of the requirements of the Securities and Exchange Commission with respect to the descriptions of administrative or judicial proceedings by governmental authorities arising under federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.

      In a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised Cor Tec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that Cor Tec's plant facility in Washington Court House, Ohio, had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits. The Ohio Attorney General's office also alleged that certain contaminant sources at the Cor Tec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. Cor Tec recently constructed an air remediation system in its plant which included the installation of a hood, vent and incinerator to capture and incinerate the styrene emissions. At a meeting in Columbus, Ohio on March 4, 1993 the Attorney General's office proposed that Cor Tec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million. Cor Tec has refused to execute such a Decree or pay a penalty. No formal complaint has been filed by the Ohio Attorney General against the company or Cor Tec with regard to the styrene emissions. Cor Tec believes it has adequate defenses to the allegations made by the Attorney General and it plans to vigorously resist paying any damages, fines, or penalties.

      On July 12, 1985 the company received written notice from the United States Environmental Protection Agency (the "EPA") that the EPA believes the company may be a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response Compensations and Liability Act of 1980 ("CERCLA") to pay for investigation and corrective measures which may be required to be taken at the Roebling Steel Company site in Florence Township, Burlington County, New Jersey (the "Site") of which its former subsidiary,
  CF&I Steel Corporation ("CF&I")   was a past owner and operator prior to the
  enactment of CERCLA.  The

                                     PART I
                                     ------



Item 3.    Legal Proceedings  (continued)
           -----------------

  stated grounds for the EPA's position was the EPA's belief that the company had owned and/or operated the Site. The company had advised the EPA that such was not the case and does not believe that it is responsible for any testing or clean-up at the Site based on current facts. CF&I also has received notice from the State of New Jersey Department of Environmental Protection, Office of Regulatory Services ("NJDEP)", advising CF&I that an investigation by the NJDEP had identified what was considered an existing and potential environmental problem at the Site. As a past owner and operator at the Site, CF&I was notified of the NJDEP's belief that further investigatory action was needed to identify all potential environmental problems at the Site and thereafter formulate and implement a remedial plan to address any identified problems. The NJDEP has subsequently requested information from CF&I, and CF&I has cooperated in providing information, including results of tests which CF&I has conducted at the Site. The EPA identified sources of contamination, which must be examined for potential environmental damage, including: chemical waste drums, storage tanks, transformers, impressed gas cylinders, chemical laboratories, bag house dust, rubber tires, inactive railroad cars, wastewater treatment plants, lagoons, slag disposal areas, and a landfill. On November 7, 1990 CF&I filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. The EPA has disclosed that two surface clean-ups have been performed at a cost in excess of $2,000,000 and a further surface clean-up has been announced at an estimated cost of approximately $5,000,000.

      On July 1, 1991 the company received a letter from the EPA providing an update of the clean-up at the Site. The EPA's July 1, 1991 letter describes a proposed third phase of the investigation, including a Focused Feasibility Study which defined the nature of contaminants and evaluated remedial alternatives for two portions of the Site. The estimated cost for the preferred remedy selected by the EPA for these locations is $12,000,000. In the bankruptcy proceeding of CF&I the EPA was allowed an unsecured claim against CF&I for $27.1 million related to EPA's environmental investigations and remediation at the Roebling Site. Based on the analysis above, the company does not believe it is responsible for any portion of the clean-up.



Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      There have been no matters submitted to a vote of security holders during the fourth quarter of 1993.

                                     PART I
                                     ------



                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------


      The executive officers of the registrant are as follows:


                                                                         Officer
Name                                     Position                  Business Experience       Age  Since
- -----------------------------  -----------------------------  -----------------------------  ---  -----

  Robert S. Evans              Chairman, Chief                Chairman, Chief                 50   1974
                               Executive Officer              Executive Officer and
                               and President                  President of the
                                                              company

  Jeremiah P. Cronin(1)        Vice President-                Vice President - Finance        50   1989
                               Finance and                    and Chief Financial Officer
                               Chief Financial                of the company, previously
                               Officer                        Senior Vice President Finance
                                                              and Administration of
                                                              Research-Cottrell, Inc.

  L. Hill Clark(2)             Executive Vice                 Executive Vice President of     49   1994
                               President                      the company, previously
                                                              President of Lear Romec,
                                                              and previously held
                                                              various positions
                                                              Allied Signal Inc.

  Paul R. Hundt                Vice President                 Vice President, Secretary       54   1976
                               Secretary and                  and General Counsel of the
                               General Counsel                company

  Robert J. Muller, Jr.        Executive Vice                 Executive Vice President of     47   1988
                               President                      the company

  Anthony D. Pantaleoni        Vice President                 Vice President - Environment,   39   1989
                               Environment,                   Health & Safety, previously
                               Health & Safety                Director of Environmental,
                                                              Health and Safety Audit
                                                              Programs of Hoechst Celanese,
                                                              Director of Environmental,
                                                              Health and Safety Affairs of
                                                              Specialty Chemicals Group

  Richard B. Phillips          Vice President                 Vice President - Human          50   1987
                               Human Resources                Resources of the company

  Michael L. Raithel           Controller                     Controller of the company       46   1985

  David S. Smith(3)            Vice President-                Vice President - Finance        37   1991
                               Finance and                    and Chief Financial Officer
                               Chief Financial                of the company, previously
                               Officer                        Vice President - Corporate
                                                              Development of the company,
                                                              and previously Vice President
                                                              of Corporate Finance Bankers
                                                              Trust Company

  Gil A. Dickoff               Treasurer                      Treasurer of the company,       32   1992
                                                              previously Assistant Treasurer
                                                              of the company

(1) Resigned March 16, 1994
(2) Effective January 27, 1994
(3) Effective March 21, 1994

                                    PART II
                                    -------


      The information required by Items 5 through 8 is hereby incorporated by reference to Pages 6 through 27 of the Annual
  Report to Shareholders.



Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

              Not applicable



                                    PART III
                                    --------



Item 10.   Directors and Executive Officers of the Registrant
           --------------------------------------------------

      The information required by Item 10 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.


Item l1.   Executive Compensation
           ----------------------

      The information required by Item l1 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation l4A.


Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The information required by Item 12 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation 14A.


Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

      The information required by Item 13 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation 14A.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

                                                                Page
                                                                ----
  (a) Financial Statements and Schedules*:

    Independent
     Auditors'
     Report...................................................   13

    Schedule V       Property, Plant and Equipment............   14

    Schedule VI      Accumulated Depreciation, Depletion and
                     Amortization of Property, Plant and
                      Equipment...............................   15

    Schedule VIII    Valuation and Qualifying Accounts.........  16

    Schedule IX      Short-Term Borrowings.....................  17

    Schedule X       Supplementary Income Statement Information  18


      *The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1993, 1992 and 1991 and the financial review, appearing on Pages 6 through 27 of Crane Co.'s Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference and are supplemented by schedules beginning on Page 14 of this report.

      All other statements and schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.


  (b) Reports on Form 8-K:

      (1)  8-K filed January 12, 1994 regarding acquisition of Burks Pumps, Inc.
      (2) 8-KA filed January 26, 1994 including financial statements of Burks Pumps and Crane Co. pro forma.


  (c) Exhibits to Form 10-K:
      (3)  Articles of Incorporation and By-laws:
           There is incorporated by reference herein:
           (a) The company's Articles of Incorporation contained in Exhibit D to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
           (b) The company's by-laws contained in Exhibit A to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992
      (4)  Instruments Defining the Rights of Security Holders, including
           Indentures:
           (a) There is incorporated by reference herein:
               (1)   Preferred Share Purchase Rights Agreement contained in
                    Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 12, 1988.
               (2) Amendment to Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on June 29, 1990.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (continued)

           (b) There is incorporated by reference herein:
                    1) Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4 to Registration Statement No. 33-39658.
                    2) Third Supplemental Indenture dated as of April 30, 1969 between Registrant and B of A contained in Exhibit 4.2 to Registration Statement No. 2-32586 (5% Convertible Subordinated Debentures, Series B, due July 1, 1994).

      (10) Material Contracts:
           ------------------
           (iii)Compensatory Plans
           Exhibit A:
                    The Crane Co. Restricted Stock Award Plan as amended through May 10, 1993.
           Exhibit B:
                    The Crane Co. Non-Employee Directors Restricted Stock Award Plan as amended through May 10, 1993.
               There is incorporated by reference herein:
               (a.) The Crane Co. Restricted Stock Award Plan contained in
                    Exhibit 4.1.1 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement No. 33-22904 on Form S-8 filed on July 6, 1988 and the related agreements filed as
                    Exhibit 4.4.2-2 to Post-Effective Amendment No. 4, Exhibit 4.4.2-3 to Post-Effective Amendment No. 5 and Exhibit 4.4.2-4 to Post-Effective Amendment No. 6, and Exhibit 4.4.2-5 to Post-Effective Amendment No. 7.
               (b.) The indemnification agreements entered into with Mr. R. S.
                    Evans, each other director of the company and Mr. P. R. Hundt the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
               (c.) The Crane Co. Retirement Plan for Non-Employee Directors
                    contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
               (d.) The forms of Agreement and Supplemental Agreement between the company and each of its five most highly compensated officers which provide for the continuation of certain employee benefits upon a change of control contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
               (e.) The Crane Co. Stock Option Plan as amended through May 6,
                    1991 contained in Exhibit 1(a)(2) to Post-Effective Amendment No. 2 to the company's Registration Statement No. 33-18251 on Form S-8 filed with the Commission on November 2, 1987.
      (11) Statement re computation of per share earnings:
           Exhibit C:
                    Computation of net income per share.

      (13) Annual report to security holders:
           Exhibit D:
                    Annual Report to shareholders for the year ended December 31, 1993.
      (22) Subsidiaries of the Registrant:
           Exhibit E:
                    Subsidiaries of the Registrant.
      (24) Consent of Experts and Counsel
           Exhibit F:
                    Independent auditors' consent.

      All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

SIGNATURES
- ----------

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CRANE CO.
                                ----------------------
                                     (Registrant)


                          By            D. S. Smith
                                 -------------------------
                                       D. S. Smith
                                  Vice President-Finance


                             Date        3/28/94
                                     -----------------


Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    OFFICERS
                                    --------


R. S. Evans
- --------------------------
R. S. Evans
Chairman, Chief Executive Officer, President and Director

Date    3/28/94
    ------------------


D. S. Smith                        M. L. Raithel
- --------------------------         --------------------------
D. S. Smith                        M. L. Raithel
Vice President-Finance             Controller

Date    3/28/94                    Date    3/28/94
    ----------------------             ----------------------



                                   DIRECTORS
                                   ---------

                                                                                C. J. Queenan, Jr.
                                                                                -------------------
                                                                                C. J. Queenan, Jr.

                                                                            Date      3/28/94
                                                                                  ---------------

    M. Anathan, III                       E. T. Bigelow                         A. A. Seeligson, Jr.
- -------------------------------           --------------------               -------------------------
    M. Anathan, III                       E. T. Bigelow                         A. A. Seeligson, Jr.

Date    3/28/94                      Date    3/28/94                      Date      3/28/94
    --------------------------           --------------------                   -------------------

   R. S. Forte'                           D. C. Minton                         B. Yavitz
- -------------------------------           ------------------                 ------------------------
   R. S. Forte'                           D. C. Minton                         B. Yavitz

Date    3/28/94                       Date    3/28/94                       Date        3/28/94
    -------------                        --------------------                      __________________

                                                                                D. R. Gardner
                                                                              ------------------------
                                                                                D. R. Gardner

                                                                               Date      3/28/94
                                                                                    -------------------

INDEPENDENT AUDITORS' REPORT
- ----------------------------


To the Shareholders of Crane Co.:

 We have audited the consolidated financial statements of Crane Co. and subsidiaries as of December 31, 1993 and 1992, and for each of three years in the period ended December 31, 1993 and have issued our report thereon dated January 24, 1994 (except for the note "Subsequent Event" on page 21, as to which the date is February 11, 1994); such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Crane Co., listed in Item 14. These financial statement schedules are the responsibility of the Company's mamnagement. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche

January 24, 1994

                           CRANE CO. AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)




                      Balance at                                                                            Currency     Balance at
                      Beginning     Acquisitions  Additions  Divestitures   Retirements                    Translation    end of
                       of Year     of Businesses   at Cost   of Businesses    or Sales       Reclasses     Adjustments     Year
                     ------------  -------------  ---------  -------------  ------------  ---------------  ------------  ---------
1993
- ----
  Land                   $ 20,422        $   744    $ 1,518       $      -      $   116      $     -         $    (43)   $ 22,525
  Buildings and
    Improvements          114,958          7,992     16,129              -          741            47            (745)    137,640
  Machinery and
    Equipment             241,930         16,360     21,191          7,461        7,663           (47)         (2,767)    261,543
                         --------        -------    -------       --------      -------      --------        --------    --------

                         $377,310       $ 25,096    $38,838       $ 7,461       $ 8,520      $     -         $ (3,555)   $421,708
                         ========       ========    =======       =======  =============     ========        ========    ========

1992
- ----
  Land                   $ 20,900       $    -     $  -           $      -      $   362      $     -         $   (116)   $ 20,422
  Buildings and
    Improvements          122,296            -        1,261              -        6,364            74          (2,309)    114,958
  Machinery and
    Equipment             239,160          1,034     21,913              -        7,055        (1,777)(1)     (11,345)    241,930
                         --------        -------    -------       --------      -------      --------        --------    --------

                         $382,356       $  1,034   $ 23,174       $      -      $13,781      $ (1,703)       $(13,770)   $377,310
                        =========       ========   ========       ========      =======      ========        ========    ========

1991
- ----
  Land                   $ 21,004       $      -   $     11       $      -      $   108      $      -         $    (7)   $ 20,900
  Buildings and
    Improvements          125,019              -      2,633              -        5,310             -             (46)    122,296
  Machinery and
    Equipment             242,923              -     18,796              -       21,247             -          (1,312)    239,160
                         --------        -------    -------       --------      -------      --------        --------    --------

                         $388,946       $      -    $21,440       $     -       $26,665      $      -        $ (1,365)   $382,356
                        =========       ========    =======       ========      =======      ========        ========    ========





       Rates of depreciation vary from three to twenty-five years in consideration of the use and character of the assets.


       (1) Includes $1,703 of computer software to other assets.

                           CRANE CO. AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF PROPERTY,
                              PLANT AND EQUIPMENT
              For the Years Ended December 31, 1993, 1992 and 1991
                                 (In Thousands)


                                                Additions
                     Balance at                 Charged to                                            Currency     Balance
                     Beginning   Acquisitions   Costs and  Divestitures   Retirements                Translation    at End
                      of Year    of Businesses  Expenses   of Businesses   or Sales     Reclasses    Adjustments    of Year
                     ----------  -------------  ---------  -------------  -----------  ------------  ------------  --------
1993
- ----
  Buildings and
   improvements        $ 57,129       $    34     $ 4,555       $   -         $   740      $  (638)      $  (453)  $ 59,887
  Machinery and
   equipment            156,996           137      19,589         5,544         7,259          638        (2,130)   162,427
                       --------      --------     -------       -------     ---------      -------       -------   --------

                       $214,125       $   171     $24,144       $ 5,544        $ 7,999     $    -        $(2,583)  $222,314
                       ========       =======    ========       =======     ==========     =======       =======   ========

1992
- ----
  Buildings and
   improvements        $ 54,721       $  -        $ 4,594       $   -         $   733      $   (45)      $(1,408)  $ 57,129
  Machinery and
   equipment            150,731          -         19,125           -           4,879           45        (8,026)   156,996
                       --------       -------     -------       ------      ---------      -------       -------   --------

                       $205,452       $  -        $23,719       $   -         $ 5,612      $   -         $(9,434)  $214,125
                      =========       =======     ========      ======      =========      =======       =======   ========

1991
- ----
  Buildings and
   improvements        $ 51,184       $  -        $ 4,878       $   -         $ 1,599      $   170       $    88   $ 54,721
  Machinery and
   equipment            149,529          -         18,845           -          16,880         (170)         (593)   150,731
                       --------       ------      -------       ------      ---------      -------       -------    -------

                       $200,713       $  -        $23,723       $  -          $18,479      $   -         $  (505)  $205,452
                       ========       ======     ========       ======      =========      =======       =======   ========


                           CRANE CO. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)




                                     Balance at     Additions                 Balance
                                     Beginning     Charged to                 at End
Description                           of Year    Cost & Expenses  Deductions  of Year
- -----------------------------------  ----------  ---------------  ----------  -------


Year Ended December 31, 1993:
- -----------------------------------
  Allowance for doubtful accounts        $  859          $ 2,747     $ 1,552   $2,054

  Allowance for cash discounts,
    returns and allowances                  812           11,839      11,651    1,000
                                         ------          -------     -------   ------

                                         $1,671          $14,586     $13,203   $3,054
                                         ======          =======     =======   ======

Year Ended December 31, 1992:
- -----------------------------------
  Allowance for doubtful accounts        $1,268          $ 1,038     $ 1,447   $  859

  Allowance for cash discounts,
    returns and allowances                  708            7,805       7,701      812
                                         ------          -------     -------   ------

                                         $1,976          $ 8,843     $ 9,148   $1,671
                                         ======          =======     =======   ======

Year Ended December 31, 1991:
- -----------------------------------
  Allowance for doubtful accounts        $  389          $ 1,068     $   189   $1,268

  Allowance for cash discounts,
    returns and allowances                  701            7,709       7,702      708
                                         ------          -------     -------   ------

                                         $1,090          $ 8,777     $ 7,891   $1,976
                                         ======          =======     =======   ======


                           CRANE CO. AND SUBSIDIARIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                                 (In Thousands)

          At December 31,
- ---------------------------------             ----------------------------
                     Weighted Avg.  Maximum                   Weighted Avg.
         Balance      Interest     Month-End  Avg. Balance     Interest
       Outstanding     Rate        Balance    Outstanding(1)   Rate (2)
       -----------    ----------   ---------  -------------    ---------
1993     $108,048       7.0%      $108,048      $46,623          7.4%
         ========      =====      ========      =======         =====


1992     $ 32,906       9.3%      $ 45,591      $36,917          8.9%
         ========      =====      ========      =======         =====


1991     $ 25,575      8.40%      $ 27,621      $19,113          9.1%
         ========      =====      ========      =======         =====


NOTES:  (1) Average monthly borrowings are calculated using month-end balances outstanding during the year.

        (2) The approximated weighted average is calculated by dividing the related interest expense by monthly average borrowings.

                           CRANE CO. AND SUBSIDIARIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in Thousands)


      Item                   Charged to Costs and Expenses
      ----                   -----------------------------

Years Ended December 31,      1993        1992        1991
- ------------------------    -------     -------     -------
Maintenance and repairs     $15,569     $17,173     $19,037


NOTE: Amounts for amortization of intangible assets, taxes other than payroll and income taxes, royalties and advertising costs are not presented as such amounts are less than 1% of net sales.