Form 10-Q
period 1994-03-31
CRANE CO /DE/
filed 1994-05-16
CIK 25445

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        March 31, 1994
                                    ---------------------------------

Commission File Number           1-1657
                               -------------------------------------------

                             CRANE CO.
- - -------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                                13-1952290
- - -------------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


     100 First Stamford Place, Stamford, Ct.     06902
- - -------------------------------------------------------------------
     (Address of principal executive office)     (Zip Code)


                          (203) 363-7300
- - -------------------------------------------------------------------
        (Registrant's telephone number, including area code)


                         (Not Applicable)
- - -------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes    X           No
                    ---------         ---------

The number of shares outstanding of the issuer's classes of common stock, as of April 29, 1994:

          Common stock, $1.00 Par Value - 29,912,152 shares
          -------------------------------------------------

Part I - Financial Information

Item 1.  Financial Statements
         --------------------

                              Crane Co. and Subsidiaries
                           Consolidated Statements of Income
                       (In Thousands, Except Per Share Amounts)
                                      (Unaudited)

                                                 Three Months Ended
                                               -----------------------
                                                  1994        1993
                                                  ----        ----
Net Sales                                      $331,705       $312,313

Operating Costs and Expenses:
 Cost of sales                                  259,754        241,804
 Selling, general and administrative             48,816         44,499
 Depreciation and amortization                    8,308          7,296
                                               --------       --------
                                                316,878        293,599
                                               --------       --------

Operating Profit                                 14,827         18,714

Other Income (Deductions):
   Interest income                                  711          1,064
   Interest expense                              (3,326)        (2,840)
   Miscellaneous - net                              241             85
                                               --------       --------
                                                 (2,374)        (1,691)
                                               --------       --------

Income Before Taxes                              12,453         17,023

Provision for Income Taxes                        5,044          6,257
                                               --------       --------
Net Income                                     $  7,409       $ 10,766
                                               ========       ========

Net Income Per Share                           $    .25       $    .36
                                               ========       ========

Average Shares Outstanding                       30,051         30,193

Dividends Per Share                            $  .1875       $  .1875





                    See Notes to Consolidated Financial Statements


Part I - Financial Information

                              Crane Co. and Subsidiaries
                              Consolidated Balance Sheets
                       (In Thousands, Except Per Share Amounts)

                                                         March 31,       December 31,
                                                      1994      1993         1993
                                                    -----------------    ------------
                                                       (Unaudited)

Assets
Current Assets:

   Cash and cash equivalents                        $   -     $ 45,652    $ 12,592

   Accounts receivable, less allowance
   of $3,034 ($1,720 at March 31, 1993
   and $3,054 at December 31, 1993)                  207,575   173,588     178,767

  Inventories at lower of cost, principally
    LIFO, or market; replacement cost would
    be higher by approximately $54,763
    ($50,817 at March 31, 1993 and $54,470 at
    December 31, 1993)

    Finished goods                                   128,955   115,617     119,014
    Finished parts and subassemblies                  24,166    20,266      24,261
    Work in process                                   33,749    24,494      22,516
    Raw materials                                     35,432    19,715      27,908
                                                    --------  --------    --------
                                                     222,302   180,092     193,699

   Other current assets                                8,191     7,653       8,488
                                                    --------  --------    --------

     Total Current Assets                            438,068   406,985     393,546

Property, Plant and Equipment:
   Cost                                              480,594   378,811     421,708
   Less accumulated depreciation                     227,415   211,782     222,314
                                                    --------  --------    --------
                                                     253,179   167,029     199,394

Other Assets                                          60,158    27,555      38,142

Cost in excess of net assets acquired
   less accumulated amortization of
   $12,657 ($10,362 at March 31, 1993
   and $11,812 at December 31, 1993)                 120,772    63,918     113,083
                                                    --------  --------    --------
                                                    $872,177  $665,487    $744,165
                                                    ========  ========    ========

                    See Notes to Consolidated Financial Statements
                                          -3-
/TABLE

Part I - Financial Information

                                                        March 31,        December 31,
                                                      1994     1993          1993
                                                    -----------------    ------------
                                                         (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term debt             $  2,424  $ 11,814    $  3,852
   Loans payable                                      49,085    40,692     108,048
   Accounts payable                                   91,565    78,142      73,385
   Accrued liabilities                                99,684    70,536      81,107
   U.S and foreign taxes on income                    10,601     4,104       5,291
                                                    --------  --------    --------
     Total Current Liabilities                       253,359   205,288     271,683

Long-Term Debt                                       244,764   108,295     105,557

Deferred Income Taxes                                 12,293     3,829       6,138

Reserves and Other Liabilities                        19,393    22,707      20,631

Accrued Postretirement Benefits                       43,068    39,634      42,570

Accrued Pension Liability                              6,761     7,710       6,767


Preferred Shares, Par Value $.01
   Authorized - 5,000 Shares                              -          -          -


Common Shareholders' Equity:
   Common shares                                      29,911    29,988      29,863
   Capital surplus                                    10,871    15,512      10,160
   Retained earnings                                 265,704   242,184     263,666
   Currency translation adjustment                   (13,947)   (9,660)   (12,870)
                                                    --------  --------    --------

     Total Common Shareholders' Equity               292,539   278,024     290,819
                                                    --------  --------    --------
                                                    $872,177  $665,487    $744,165
                                                    ========  ========    ========





                    See Notes to Consolidated Financial Statements




                                          -4-

Part I - Financial Information (Cont'd.)

                              Crane Co. and Subsidiaries
                         Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1994            1993
                                                         --------        --------
Cash flows from operating activities:
   Net income                                            $  7,409        $ 10,766
   Depreciation                                             6,978           6,052
   Amortization                                             1,330           1,244
   Deferred taxes                                             153            (381)
   Cash used for operating working capital                 (3,650)         (5,795)
   Other                                                     (172)           (438)
                                                         --------        --------
     Total from operating activities                       12,048          11,448
                                                         --------        --------
Cash flows from investing activities:
   Capital expenditures                                    (5,769)        (10,002)
   Payments for acquisitions, net of cash acquired        (68,734)         (6,973)
   Proceeds from disposition of capital assets                280             274
                                                         --------        --------
     Total used for investing activities                  (74,223)        (16,701)
                                                         --------        --------
Cash flows from financing activities:
   Equity:
     Dividends paid                                        (5,608)         (5,624)
     Reacquisition of shares                                  (42)            -
     Stock options exercised                                  785             270
                                                         --------        --------
       Net Equity                                          (4,865)         (5,354)
                                                         --------        --------
   Debt:
     Proceeds from issuance of long-term debt              14,460               -
     Repayments of long-term debt                          (1,053)           (307)
     Net increase in short-term debt                       41,024           7,460
                                                         --------        --------
       Net Debt                                            54,431           7,153
                                                         --------        --------
     Total from financing activities                       49,566           1,799
Effect of exchange rate on cash and cash equivalents           17               2
                                                         --------        --------
Decrease in cash and cash equivalents                     (12,592)         (3,452)
Cash and cash equivalents at beginning of period           12,592          49,104
                                                         --------        --------
Cash and cash equivalents at end of period               $   -           $ 45,652
                                                         ========        ========

                    See Notes to Consolidated Financial Statements
                                          -5-

Part I - Financial Information (Cont'd.)


                              Crane Co. and Subsidiaries
                         Consolidated Statements of Cash Flows
                                    (In Thousands)
                                      (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1994            1993
                                                         --------        --------
Detail of Cash (Used for) Provided From Operating
   Working Capital:
Accounts receivable                                      $ (7,693)       $(11,351)
Inventories                                                (8,152)        (15,227)
Other current assets                                          452             187
Accounts payable                                            9,232          18,455
Accrued liabilities                                          (538)           (769)
U.S. and foreign taxes on income                            3,049           2,910
                                                         --------        --------
     Total                                               $ (3,650)       $ (5,795)
                                                         ========        ========
Supplemental disclosure of cash flow information:
     Interest paid                                       $  5,831        $  6,480
     Income taxes paid                                      1,952           3,389

















                     See Notes to Consolidated Financial Statements



/TABLE

Part I - Financial Information (Cont'd.)

                     Notes to Consolidated Financial Statements
                     ------------------------------------------

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.


2.   Sales and operating profit by segment are as follows:


                                           Three Months Ended March 31,
                                          ------------------------------
                                            1994           1993
                                          --------       --------
  (In thousands)

  Net Sales:
    Engineered Industrial Products        $179,906       $171,457
    Wholesale Distribution                 154,803        144,137
    Intersegment Elimination                (3,004)        (3,281)
                                          --------       --------
        Total                             $331,705       $312,313
                                          ========       ========

  Operating Profit:
    Engineered Industrial Products        $ 16,704       $ 19,889
    Wholesale Distribution                   1,232          1,809
    Corporate                               (3,109)        (2,984)
                                        --------       --------
       Total                              $ 14,827       $ 18,714
                                          ========       ========

3.  Proforma financial information assuming the acquisition of ELDEC Corporation had taken place as of the beginning of the three month periods ended March 31,
    1994 and March 31, 1993 is provided below:
    The allocation of the purchase price is preliminary and a final valuation will have an effect on this allocation, although a final valuation is not expected to have a material effect on the financial statements.

                                        Three Months Ended
                                       ----------------------
                                       3/31/94       3/31/93
                                       -------       -------
    (In thousands)

    Net Sales                          $359,068       $339,243
    Operating Profit                     14,398         19,544
    Net Income                            5,863         10,140
    Income Per Share                        .20            .34

                                           -7-

Part I - Financial Information (Cont'd.)

                     Notes to Consolidated Financial Statements
                     ------------------------------------------

4. Supplemental schedule on non-cash financing activities:

     The Company entered into a three year revolving credit agreement in April 1994 resulting in a reclass of $100,000 of short-term debt to long-term.

     Crane Co. purchased all of the Capital Stock of ELDEC Corporation in March 1994
     for $77,300. The fair values of ELDEC's assets and liabilities at the date of acquisition are presented as follows.


     (In thousands)

     Fair value of assets acquired                  $138,951
     Cash paid for capital stock                       (77,300)
                                                      --------
     Assumption of liabilities                        $ 61,651

















Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
                      and Results of Operations
                      -------------------------
           Three Months Ended March 31, 1994 and 1993
           ------------------------------------------


Results From Operations:

First Quarter of 1994 Compared to First Quarter of 1993:

     Sales for the first quarter were up 6 percent to $332 million and operating profit was down 21 percent to $14.8 million. Including the effect of a higher tax rate, net income was $7.4 million, or 25 cents per share, down from last year's first quarter earnings of $10.8 million, or 36 cents per share. The company anticipates that the quarterly comparisons for the balance of the year will be more favorable.

     The increase in sales was primarily due to the Filon and Burks acquisitions, plus increased quarterly sales at Huttig, which together more than offset sales declines at Hydro-Aire and National Vendors. The resultant operating profit reduction at these latter two businesses more than offset increased operating profit contributions from those Crane businesses with higher sales.

     Engineered Industrial Products, Crane's largest business segment, had sales of $179.9 million for the first quarter of 1994, 5 percent above last year's quarter but operating profit of $16.7 million was 16 percent lower than the $19.9 million reported in the first quarter last year. Kemlite's results remained strong in the quarter, continuing to benefit from the Filon acquisition, with earnings more than double the prior year's level on an 87 percent increase in shipments. Sales to Kemlite's principal markets, truck trailer transportation, recreational vehicle and building products, showed significant improvement. Crane Pumps & Systems was significantly strengthened by the acquisition of Burks Pumps, with sales up $14.7 million from the prior year. Crane Pumps now markets ten different pump lines to niche markets, serving the processing, industrial, municipal and construction industries. In addition, Crane Valves had improved sales and earnings worldwide compared to the prior year.

     These improvements were more than offset by lower results at Hydro-Aire and National Vendors. Hydro-Aire's sales were 33 percent below the 1993 level as it adjusted its shipment levels to changes in production schedules at the major airframe manufacturers. National Vendors' quarterly sales declined $6.9 million due entirely to the absence of a post office commodity vendor contract this year.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
                      and Results of Operations
                      -------------------------
           Three Months Ended March 31, 1994 and 1993
           ------------------------------------------

Results From Operations:

     The Wholesale Distribution segment sales increased 7 percent, but operating profit was $1.2 million, compared to $1.8 million in the same period last year. Though Huttig increased sales for the quarter, profits were down slightly due to unfavorable commodity millwork prices and bad weather. Profits at Canada Supply were down due to lower sales volume.

     Miscellaneous income increased $.2 million from last year due to gains on the sale of capital assets.

     Interest expense increased $.8 million due to higher borrowing levels and lower bank interest income.

     The effective tax rate increased to 40.5% compared to 36.8% in 1993. The increase was due to the 1% rate increase from 34% to 35% the lack of foreign tax carrybacks at Crane's German operation, and a favorable adjustment in 1993 due to the adoption of SFAS 109, Accounting for Income Taxes.

     The Company adopted SFAS No. 112, "Employers' Accounting for
     Postemployment Benefits," in January 1994 which had no material effect on earnings and financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
                      and Results of Operations
                      -------------------------
           Three Months Ended March 31, 1994 and 1993
           ------------------------------------------


Liquidity and Capital Resources:

     During the first quarter of 1994 the company generated $12.0 million of cash from operating activities, compared to $11.4 million for the same period of 1993. The company's financial position remained strong, with net debt at 50 percent of capital. The current ratio decreased to 1.7 from 2.0 with working capital totaling $185 million and $202 million in 1994 and 1993, respectively. Interest coverage decreased to 4.7, compared to 7.0 at March 31, 1993. At March 31, 1994 the company had unused credit lines of $187 million.

     In the first quarter the company purchased ELDEC Corporation for a cost of $94 million. ELDEC designs and manufactures a variety of electronic systems and components for the aerospace market, with the dominant market position in proximity switches and fuel flowmeters.

     On April 27th Crane successfully completed its all-cash tender offer for Mark Controls Corporation at a total cost of approximately $142,500,000, including debt assumed and transaction costs. Mark Controls is a manufacturer of fluid control products and will be a positive addition to our global valve business.

    Concurrent with the acquisition of Mark Controls Corporation, Crane entered into a $200,000,000 three year revolving credit agreement with certain banks and Morgan Guaranty Trust Company of New York as agent.

Part II - Other Information

Item 4.   Submission of Matters to a vote of Security Holders
          --------------------------------------------------

     A.)  The Annual Meeting of shareholders was held on May 9, 1994.

     B.) The following three Directors were reelected to serve for three years until the Annual Meeting of 1997.

                Mr. R.S. Evans
                       Vote for      --  25,754,837
                       Vote withheld --     310,563

                Mr. Dorsey R. Gardner
                       Vote for      --  24,581,249
                       Vote withheld --   1,484,151

                Mr. Dwight C. Minton
                       Vote for      --  25,754,960
                       Vote withheld --     310,440

          The following Directors continued their term of office:

                Mr. Mone Anathan, III
                Mr. E. Thayer Bigelow, Jr.
                Mr. Richard S. Forte`
                Mr. Charles J. Queenan, Jr.
                Mr. Arthur A. Seeligson, Jr.
                Mr. Boris Yavitz

     C.) The shareholders approved the selection of Deloitte & Touche as independent auditors for the company for 1994.

                       Vote for          --  25,907,319
                       Vote against      --      82,228
                       Abstained         --      75,853
                       Brokers Non-Vote  --           0

     D.) Approval of the Company's EVA Incentive Compensation Plan for
         Executive Officers.

                       Vote for         --  23,577,240
                       Vote against     --   2,081,984
                       Abstained        --     406,176
                       Brokers Non Vote --           0

Part II -Other Information
Item 5.  Other Information
         -----------------
         In March D.S. Smith was elected Vice President, Finance and Chief Financial Officer of the company. Mr. Smith replaced J.P. Cronin who had resigned.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
  A. Reports on form 8-K

     1.) 8-K filed March 31, 1994 regarding acquisition of ELDEC
        Corporation.

     2.) 8-KA filed May 2, 1994 regarding acquisition of ELDEC
         Corporation.
           1. Incorporating by reference audited 3/31/93 ELDEC
                 Corporation financial statements.
           2. Including (a) Nine months ended 12/26/93 and 12/27/92
                              unaudited income statement and 12/26/93
                              unaudited balance sheet for ELDEC
                              Corporation.
                        (b) Crane Co. Pro-Forma financial
                            information relative to ELDEC
                            Corporation.

     3.) 8-K filed May 12, 1994 regarding acquisition of Mark Controls
         Corporation and execution of a $200,000,000 revolving credit agreement.

     4.) 8-KA filed May 12, 1994 regarding acquisition of Mark
         Controls Corporation.
           1. Incorporating by reference audited 12/31/93 Mark
              Controls Corporation financial statements.
           2. Including Pro-Forma financial information relative to Mark Controls and ELDEC Corporation.
   B. Exhibits

     2.  Plan of Acquisition
         -------------------
         With respect to the acquisition of ELDEC Corporation, there is incorporated by reference herein:
           1.) Agreement for merger and reorganization dated as of February 11, 1994 among Crane Acquisition Corp. and ELDEC Corporation contained in Exhibit C (1) to
               Schedule 14D-1 filed February 17, 1994.
           2.) Stock purchase agreement made and entered into as of February 11, 1994 among the individual shareholders and trusts described in Schedule A thereto, Crane Co. and Crane Acquisition Corp. contained in Exhibit C (2) to Schedule 14D-1 filed February 17, 1994.

      4.  Instruments defining the rights of security holders
          ---------------------------------------------------
          including indentures
          --------------------
               There is incorporated by reference herein a $200,000,000 credit agreement dated as of April 26, 1994 and Amendment no. 1 thereto dated as of May 11, 1994 contained in Exhibit A to Form 8-K filed May 12, 1994.
                                        -13-

     11. Computation of earnings per share for the quarters ended March 31, 1994 and 1993.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          CRANE CO.
                                                    ---------------------
                                                         REGISTRANT



Date   May 16, 1994                         By /s/  D. S. SMITH
       ------------                           -------------------------
                                                   D. S. SMITH
                                               Vice President-Finance
                                            and Chief Financial Officer






Date   May 16, 1994                         By /s/  M. L. RAITHEL
       ------------                           ------------------------
                                                    M. L. RAITHEL
                                                     Controller

                             Crane Co. and Subsidiaries
                               Exhibit 11 to Form 10-Q
                     Computation of Net Income per Common Share
                     Three Months ended March 31, 1994 and 1993
                       (In Thousands Except Per Share Amounts)


                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                 1994      1993
                                               --------  -------
Primary Net Income Per Share:

 Net income available to shareholders          $ 7,409   $10,766
                                               =======   =======

 Average primary shares outstanding             30,051    30,193

 Net income                                    $   .25   $   .36
                                               =======   =======

Fully Diluted - Income Per Share:

 Net income                                    $ 7,409   $10,766

   Add back interest, net of tax,
   assuming the conversion of
   debentures                                        6         7
                                               -------   -------

 Net income available to shareholders,
   assuming the conversion of debentures       $ 7,415   $10,773
                                               =======   =======

Average primary shares outstanding              30,051    30,193

 Add:
   Adjustment for further dilutive effect of
   stock options (ending market price higher
   than average market price used in primary
   shares calculation)                               -         -

   Shares reserved for conversion
     of debentures                                 171       210
                                               -------   -------
Average fully diluted shares outstanding        30,222    30,403
                                               =======   =======

Net income                                     $   .25   $   .35
                                               =======   =======