Form 10-Q
period 1994-06-30
CRANE CO /DE/
filed 1994-08-15
CIK 25445

                                     FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended        June 30, 1994


Commission File Number           1-1657


                             CRANE CO.
      (Exact name of registrant as specified in its charter)


     Delaware                                13-1952290
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


     100 First Stamford Place, Stamford, Ct.     06902
     (Address of principal executive office)     (Zip Code)


                          (203) 363-7300
        (Registrant's telephone number, including area code)


                         (Not Applicable)
               (Former name, former address and former fiscal year,
                           if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1994:

                 Common stock, $1.00 Par Value - 30,085,171 shares

Part I - Financial Information

Item 1.  Financial Statements

                            Crane Co. and Subsidiaries
                         Consolidated Statements of Income
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                                  Periods Ended June 30,
                                            Three Months         Six Months
                                          1994      1993     1994      1993
Net Sales                               $428,729  $337,693  $760,434  $650,006

Operating Costs and Expenses:
 Cost of sales                           324,769   259,455   584,523   501,259
 Selling, general and administrative      62,894    45,477   111,710    89,976
 Depreciation and amortization            12,142     7,161    20,450    14,457
                                        --------  --------   -------   -------
                                         399,805   312,093   716,683   605,692

Operating Profit                          28,924    25,600    43,751    44,314

Other Income (Deductions):
   Interest income                         1,740     1,422     2,451     2,486
   Interest expense                       (6,023)   (2,796)   (9,349)   (5,636)
   Miscellaneous - net                       488       290       729       375
                                         -------    ------    ------    ------
                                          (3,795)   (1,084)   (6,169)   (2,775)

Income Before Taxes                       25,129    24,516    37,582    41,539

Provision for Income Taxes                 9,463     8,790    14,507    15,047
                                        --------  --------  --------  --------
Net Income                              $ 15,666  $ 15,726  $ 23,075  $ 26,492


Net Income Per Share                        $.52     $.52     $.77      $.88


Average Shares Outstanding                30,120    30,233    30,085    30,209

Dividends Per Share                     $  .1875  $  .1875  $  .3750  $  .3750









                  See Notes to Consolidated Financial Statements


Part I - Financial Information

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)


                                                       June 30,       December 31,
                                                    1994      1993        1993
                                                       (Unaudited)

Assets
Current Assets:

   Cash and cash equivalents                   $    2,894   $ 41,841   $ 12,592

   Accounts receivable, less allowance
   of $4,089 ($2,004 at June 30, 1993
   and $3,054 at December 31, 1993)                248,207   182,696    178,767

  Inventories at lower of cost, principally
    LIFO, or market; replacement cost would
    be higher by approximately $56,055
    ($52,860 at June 30, 1993 and $54,470 at
    December 31, 1993)

    Finished goods                                 132,599   114,865    119,014
    Finished parts and subassemblies                27,156    18,235     24,261
    Work in process                                 41,097    26,522     22,516
    Raw materials                                   51,447    18,313     27,908
                                                  --------  --------   --------
                                                   252,299   177,935    193,699

   Other current assets                             13,712     7,983      8,488
                                                  --------  --------   --------
     Total Current Assets                          517,112   410,455    393,546

Property, Plant and Equipment:
   Cost                                            517,167   381,232    421,708
   Less accumulated depreciation                   237,292   215,312    222,314
                                                  --------  --------   --------
                                                   279,875   165,920    199,394

Other Assets                                        29,196    23,218     31,563

Intangibles                                         67,241     4,811      6,579

Cost in excess of net assets acquired
   less accumulated amortization of
   $14,111 ($10,835 at June 30, 1993
   and $11,812 at December 31, 1993)               174,692    60,772    113,083
                                                ----------  --------   --------
                                                $1,068,116  $665,176   $744,165


                  See Notes to Consolidated Financial Statements


                                        -3-
/TABLE

Part I - Financial Information

                                                       June 30,       December 31,
                                                    1994      1993        1993
                                                       (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term debt           $  2,122  $  5,395   $  3,852
   Loans payable                                    58,990    44,455    108,048
   Accounts payable                                102,384    72,908     73,385
   Accrued liabilities                             113,568    77,399     81,107
   U.S and foreign taxes on income                   7,069       262      5,291
                                                  --------  --------   --------
     Total Current Liabilities                     284,133   200,419    271,683

Long-Term Debt                                     380,176   106,487    105,557

Deferred Income Taxes                               25,442     4,899      6,138

Reserves and Other Liabilities                      23,277    21,698     20,631

Accrued Postretirement Benefits                     43,086    39,844     42,570

Accrued Pension Liability                            6,960     7,707      6,767


Preferred Shares, Par Value $.01
   Authorized - 5,000 Shares                            -         -          -


Common Shareholders' Equity:
   Common shares                                    30,034    30,044     29,863
   Capital surplus                                  13,687    14,644     10,160
   Retained earnings                               273,355   250,892    263,666
   Currency translation adjustment                 (12,034)  (11,458)   (12,870)
                                                ----------  --------   --------
     Total Common Shareholders' Equity             305,042   284,122    290,819
                                                ----------  --------   --------
                                                $1,068,116  $665,176   $744,165








                  See Notes to Consolidated Financial Statements




                                        -4-

Part I - Financial Information (Cont'd.)

                            Crane Co. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                    (Unaudited)
                                                          Six Months Ended
                                                              June 30,
                                                         1994           1993
Cash flows from operating activities:
   Net income                                          $ 23,074       $ 26,492
   Depreciation                                          16,331         11,855
   Amortization                                           4,119          2,602
   Deferred taxes                                           290           (617)
   Cash (used for)
     operating working capital                          (16,063)       (20,122)
   Other                                                 (3,683)           533
                                                       --------        -------
     Total from operating activities                     24,068         20,743

Cash flows from investing activities:
   Capital expenditures                                 (12,345)       (14,911)
   Payments for acquisitions                           (161,424)       (10,086)
   Proceeds from divestitures                                 -          6,029
   Proceeds from disposition of capital assets              719            737
                                                      ---------        -------
     Total used for investing activities               (173,050)       (18,231)

Cash flows from financing activities:
   Equity:
     Dividends paid                                     (11,239)       (11,248)
     Reacquisition of shares                                (42)        (5,240)
     Stock options exercised                                794          2,630
                                                       --------       --------
       Net Equity                                       (10,487)       (13,858)
   Debt:
     Proceeds from issuance of long-term debt           274,247              -
     Repayments of long-term debt                       (74,748)        (8,502)
     Net increase (decrease) in short-term debt         (49,832)        12,616
                                                       --------        -------
       Net Debt                                         149,667          4,114
                                                       --------        -------
     Total from financing activities                    139,180         (9,744)
Effect of exchange rate on cash and cash equivalents        104            (31)
                                                       --------        --------
Decrease in cash and cash equivalents                    (9,698)        (7,263)
Cash and cash equivalents at beginning of period         12,592         49,104
                                                       --------       --------
Cash and cash equivalents at end of period             $  2,894       $ 41,841

Detail of Cash (Used for) Provided From Operating
   Working Capital:
Accounts receivable                                    $(23,850)      $(25,631)
Inventories                                                 (85)       (11,821)
Other current assets                                     (4,792)          (191)
Accounts payable                                         18,192         13,044
Accrued liabilities                                      (3,994)         5,081
U.S. and foreign taxes on income                         (1,534)          (604)
                                                       --------       --------
     Total                                             $(16,063)      $(20,122)

Supplemental disclosure of cash flow information:
     Interest paid                                     $ 10,088       $ 10,537
     Income taxes paid                                   12,737         18,251

                  See Notes to Consolidated Financial Statements
                                        -5-

PAGE

Part I - Financial Information (Cont'd.)

                     Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

2. Since October 1993 Crane Co. has acquired five companies for an aggregate purchase price of approximately $345 million. Because of this major change, Crane Co. begins this quarter to report the operating results of the former engineered industrial products segment in six new segments : Fluid Handling, Aerospace, Engineered Materials, Crane Controls, Merchandising Systems and
     Other. The Wholesale Distribution segment remains unchanged. The objective of the segment reporting realignment is to provide investors with a clear view of Crane's manufacturing businesses.

                                                  Periods Ended June 30,
                                           Three Months              Six Months
                                          1994      1993           1994      1993
  (In thousands)
  Net Sales:
    Fluid Handling                      $ 79,306  $ 53,647       $144,777  $101,340
    Aerospace                             48,785    26,167         67,523    55,037
    Engineered Materials                  53,868    42,934        102,568    81,878
    Crane Controls                        23,017     9,349         31,397    18,520
    Merchandising Systems                 39,861    45,996         76,599    91,853
    Wholesale Distribution               185,941   162,235        340,744   306,372
    Other                                  3,527     2,947          7,285     6,024
    Intersegment Elimination              (5,576)   (5,582)       (10,459)  (11,018)
                                        --------  --------       --------  --------
        Total                           $428,729  $337,693       $760,434  $650,006


  Operating Profit:
    Fluid Handling                      $  4,611  $  3,139       $  7,884  $  3,946
    Aerospace                              7,435     8,817         10,978    17,055
    Engineered Materials                   6,909     3,776         12,423     6,179
    Crane Controls                         1,961       439          2,062       548
    Merchandising Systems                  6,463     7,112         10,999    14,892
    Wholesale Distribution                 4,445     5,041          5,851     7,321
    Other                                    253       414           (101)      487
    Corporate                             (3,133)   (3,170)        (6,242)   (6,154)
    Intersegment Elimination                 (20)       32           (103)       40
                                        --------  --------       --------  --------
       Total                            $ 28,924  $ 25,600       $ 43,751  $ 44,314

3. The preliminary purchase cost allocations, including allocations to segments, for the businesses acquired since October of 1993 are subject to change when additional information concerning asset and liability valuation is obtained.

4.   Proforma financial information assuming the acquisitions of ELDEC and Mark
     Controls Corporation had taken place as of the beginning of the six month periods ended June 30, 1994 and June 30, 1993 is provided below:


                                             Six Months Ended
                                          6/30/94       6/30/93
     (in thousands)
     Net Sales                          $846,986       $762,913
     Operating Profit                     48,391         49,696
     Net Income                           23,210         25,341
     Income Per Share                        .77            .84



5.   Supplemental schedule on non-cash financing activities:

          Crane Co. purchased all of the capital stock of ELDEC
          Corporation in March 1994 for $77,300 and Mark Controls
          Corporation in April 1994 for $96,900. The fair value of assets and liabilities at the date of acquisition are presented as follows.



                                                              Mark
                                              ELDEC          Controls
     (in thousands)

     Fair value of assets acquired           $138,951       $170,288
     Cash paid for capital stock              (77,300)       (96,900)
                                             --------       --------
     Assumption of liabilities               $ 61,651       $ 73,388
                                             ========       ========















Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                   Three and Six Months Ended June 30, 1994 and 1993

Results From Operations:

Second Quarter of 1994 Compared to Second Quarter of 1993:

     The company reported net income for the second quarter ended
     June 30, 1994 of $15.7 million or 52 cents per share, equal to last year's second quarter.

     Sales for the second quarter increased 27 percent to $428.7 million and operating profit increased 13 percent to $28.9 million.

     Fluid Handling sales increased 48 percent in the second quarter of 1994 to $79.3 million. Operating profit for the period of $4.6 million was $1.5 million or 47 percent higher than 1993.
     The improved sales and operating profit performance was primarily due to the Burks Pumps acquisition at the end of 1993 and the valve businesses acquired with Mark Controls at the end of April 1994. Integration of the existing Crane Valve businesses with those acquired from Mark Controls has begun, as has the integration of Burks Pumps and Deming Pumps into the new
     Crane Pumps and Systems business unit. Initial reactions to Chempump's new self-diagnostic canned motor pump are favorable, and Cochrane's international business continues to grow, but together these businesses did not have a significant effect on the quarterly or six-month segment comparisons.

     Aerospace had sales of $48.8 million for the second quarter of 1994, 86 percent above last year's second quarter. Operating profit for the period totaled $7.4 million, 16 percent below last year's second quarter. The sales increases were due to the inclusion of the ELDEC acquisition in mid-March 1994. ELDEC made a significant contribution to operating profit in the second quarter but it only partially offset the lower results at Hydro-
     Aire and Lear Romec. The lower results at these two Business units was due to the continued weakness in their original equipment, spares, and repair and overhaul markets.

     Engineered Materials reported second quarter earnings of $6.9 million and a 25 percent increase in sales, compared to earnings of $3.8 million last year. Profitability improved to 12.8 percent of sales compared to 8.8 percent last year. These improvements were due to the Filon acquisition, continued strength in the recreational vehicle and transportation markets and improvement in the Crane Plumbing business in Canada.







Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                   Three and Six Months Ended June 30, 1994 and 1993

Results From Operations:

Second Quarter of 1994 Compared to Second Quarter of 1993:


     Crane Controls had sales of $23.0 million for the second quarter of 1994, significantly above 1993, due entirely to the acquisition of Mark Controls. Operating profit increased by $1.5 million in the second quarter compared to last year's second quarter.

     Merchandising Systems reported operating profit for the second quarter of 1994 of $6.5 million, 9 percent below last year's second quarter on sales of $39.9 million , 13 percent below last year.This was due to the large post office contract in 1993, a weak European market at National Vendors, and the effect of continued weakness in National Rejectors European coin validation markets. Second quarter operating profit was favorably improved by $1.5 million resulting from a judicial ruling partially reversing an unfavorable legal verdict in the fourth quarter of 1993.

     Wholesale Distribution had sales of $185.9 million during the second quarter, 15 percent above last year's second quarter.
     Operating profit for the second quarter decreased by $.6 million or 12 percent. Sales were higher due primarily to increased demand in the housing market served by Huttig. Earnings were hurt by lower commodity millwork prices and margins, raw materials pricing problems in the sawmill operation and manufacturing problems in the window assembly operation. In May the company purchased the assets and business of American
     Moulding and Millwork's manufacturing plant in Prineville, Oregon for approximately $11 million, plus working capital. This plant has been a source of millwork for Huttig, and should increase its production for Huttig's operations.

     Miscellaneous income increased $.2 million from last year due principally to gains on sale of property.

     Interest expense increased $2.9 million due to the debt financed acquisitions, partially offset by interest on a refund of taxes paid in prior periods. During the second quarter Crane completed the public sale of $150 million of unsecured senior notes due in 1999, priced to yield 7.30 percent.

     The effective tax rate increased to 37.7% compared to 35.9% in 1993. The increase was due to an increase in non tax deductible goodwill on acquisitions and higher foreign losses with no tax benefit. In the second quarter of 1994 a tax refund of $1 million was received for the years 1976 thru 1985. This compares to a refund of $730,000 in the second quarter of 1993.

Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                   Three and Six Months Ended June 30, 1994 and 1993

Results From Operations:

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993:

     Sales for the first half were $760 million, or $110 million higher than the 1993 level. Operating profit decreased 1 percent to $43.8 million. Net income for the first six months was $23.1 million or 77 cents per share compared to $26.5 million or 88 cents per share in 1993.

     Fluid Handling had sales of $144.8 million compared to $101.3 million last year, an increase of 43 percent. Operating profit of $7.9 million was double the prior year period. Acquisitions accounted for most of the sales and operating profit increases.

     Aerospace sales totalled $67.5 million, a 23 percent increase from 1993. The increase in sales was due to the ELDEC acquisition in mid-March 1994 while Hydro-Aire and Lear Romec had lower sales compared to the prior year. Operating profit was down 36 percent to $11 million in the first half. The lower operating profit at Hydro-Aire and Lear Romec was partially offset by the inclusion of ELDEC in the 1994 operations.

     Engineered Materials operating profit more than doubled in the first half of 1994 to $12.4 million from $ 6.2 million in 1993 on sales of $102.6 million an increase of 25 percent. The improved performance was due mainly to the Filon acquisition, a strong transportation and recreational vehicle market and improvement at Crane Plumbing.

     Crane Controls had operating profit of $2.1 million on sales of $31.4 million during the six month period. Operating margin increased to 6.6 percent from 3 percent in 1993 and due mainly to the acquisition of Mark Controls.

     Merchandising Systems had sales of $76.6 million in the first half, 17 percent lower than 1993. Operating profit of $11 million decreased $3.9 million from the prior year's first half. The decrease in operating profit was due to a lack of a post office contract in 1994 at National Vendors compared to 1993 and lower European shipments of both vending machines and coin validators partially offset by the $1.5 million reduction in a litigation settlement.

     Wholesale Distribution sales totalled $340.7 million during the six-month period, an increase of 11 percent or $34.4 million from last year's first half. Operating profit decreased $1.5 million to $5.9 million due to lower commodity millwork prices and margins and lower earnings at Huttig's manufacturing operations.

Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                  Three and Six Months Ended June 30, 1994 and 1993


     Miscellaneous income increased $.4 million from last year due to foreign exchange gains and an increase on the gain of capital assets in 1994.

     Interest expense increased $3.7 million in the first half of 1994 due to increased bank borrowings and the sale of $150 million of unsecured senior notes due in 1999, priced to yield
     7.30 percent partially offset by interest on a refund of taxes paid in prior periods.

     The effective tax rate of 38.6% increased in 1994 from 36.2% during 1993. This increase was the result of an increase in non tax deductible goodwill on acquisitions and higher foreign losses with no tax benefit.


Liquidity and Capital Resources:

     During the first half of 1994 the company generated $24.1
     million of cash from operating activities, compared to $20.7 million for the same period of 1993. Net debt totalled 59 percent of capital at June 30, 1994. The current ratio decreased to 1.8 from 2.0 with working capital totaling $233 million and $210 million in 1994 and 1993, respectively.
     Interest coverage as a result of recent acquisitions declined to 5.0, compared to 8.4 at June 30, 1993. The company had unused credit lines of $303 million at June 30, 1994.


     During July Modulinc, the fiber optic channel product line of ELDEC, was sold for approximately $2.6 million plus royalties based on future product sales.









Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K


     11. Computation of earnings per share for the quarters and six months ended June 30, 1994 and 1993.


     25. Statement of Eligibility of Trustee.








































                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CRANE CO.
                                                       REGISTRANT



Date August 12, 1994                           By      D.S. SMITH
                                                        D.S. SMITH
                                                  Vice President-Finance
                                               and Chief Financial Officer






Date August 12, 1994                           By      M.L. RAITHEL
                                                        M.L. RAITHEL
                                                         Controller





























                           Crane Co. and Subsidiaries
                             Exhibit A to Form 10-Q
                   Computation of Net Income per Common Share
            Three Months and Six Months ended June 30, 1994 and 1993
                     (In Thousands except per share amounts)


                                                Periods Ended June 30,
                                          Three Months          Six Months
                                         1994      1993      1994      1993
Primary Net Income Per Share:

 Net income available
     to shareholders                    $15,666   $15,726   $23,075   $26,492

 Average primary shares outstanding      30,120    30,233    30,085    30,209

 Net income                             $   .52   $   .52   $   .77   $  .88

Fully Diluted - Income Per Share:

 Net income                             $15,666   $15,726   $23,075   $26,492

   Add back interest, net of tax,
   assuming the conversion of
   debentures                                 6         7        12        14
                                        -------   -------   -------   -------
 Net income available to
   shareholders, assuming the
   conversion of debentures             $15,672   $15,733   $23,087   $26,506
                                        =======   =======   =======   =======

Average primary shares outstanding       30,120    30,233    30,085    30,209

 Add:
   Adjustment for further dilutive
   effect of stock options (ending
   market price higher than average
   market price used in primary
   shares calculation)                        3         8         3         8

   Shares reserved for conversion
     of debentures                          164       188       168       197
                                        -------    ------    ------    ------
Average fully diluted shares
  outstanding                            30,287    30,429    30,256    30,414

Net income                              $   .52   $   .52   $   .76   $  .87



  CONFORMED COPY
Exhibit - Statement of Eligibility of Trustee



========================================================================


                                      FORM T-1

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                STATEMENT OF ELIGIBILITY
                     UNDER THE TRUST INDENTURE ACT OF 1939 OF A
                      CORPORATION DESIGNATED TO ACT AS TRUSTEE

                         CHECK IF AN APPLICATION TO DETERMINE
                          ELIGIBILITY OF A TRUSTEE PURSUANT TO
                                 SECTION 305(b)(2)           |__|



                                 THE BANK OF NEW YORK
                   (Exact name of trustee as specified in its charter)


         New York                                      13-5160382
         (State of incorporation                     (I.R.S.employer
         if not a U.S. national bank)               identification no.)

         48 Wall Street, New York, N.Y.                     10286
         (Address of principal executive offices)           (Zip code)





                                       CRANE CO.
                   (Exact name of obligor as specified in its charter)


         Delaware                                      13-1952290
         (State or other jurisdiction of             (I.R.S. employer
         incorporation or organization)              identification no.)

         100 First Stamford Place
         Stamford, Connecticut                              06902
         (Address of principal executive offices)           (Zip code)

                                  ______________________

                                      Debt Securities
                          (Title of the indenture securities)


                                        -15-
 ======================================================================

       1. General information. Furnish the following information as to the Trustee:

            (a) Name and address of each examining or supervising authority to which it is subject.
- - ----------------------------------------------------------------------
                  Name                                        Address
- - ----------------------------------------------------------------------

       Superintendent of Banks of the State of    2 Rector Street, New
       York                                       New York, N.Y.  10006,
                                                  and Albany, N.Y. 12203

        Federal Reserve Bank of New York           33 Liberty Plaza,
                                                   New York,
                                                   N.Y.  10045

        Federal Deposit Insurance Corporation      Washington, D.C.
                                                   20429

        New York Clearing House Association        New York, New York

        (b) Whether it is authorized to exercise corporate trust powers.

        Yes.

   2.   Affiliations with Obligor.

        If the obligor is an affiliate of the trustee, describe each such affiliation.

        None.  (See Note on page 3.)

  16.  List of Exhibits.

       Exhibits identified in parentheses below, on file with the Commission, are incorporated herein by reference as an exhibit hereto, pursuant to Rule 7a-29 under the Trust Indenture Act of 1939 (the "Act") and Rule 24 of the Commission's Rules of Practice.

       1. A copy of the Organization Certificate of The Bank of New York (formerly Irving Trust Company) as now in effect, which contains the authority to commence business and a grant of powers to exercise corporate trust powers. (Exhibit 1 to Amendment No. 1 to Form T-1 filed with Registration Statement No. 33-6215, Exhibits 1a and 1b to Form T-1 filed with Registration Statement No. 33-21672 and Exhibit 1 to Form T-1 filed with Registration Statement No. 33-29637.)

       4. A copy of the existing By-laws of the Trustee. (Exhibit 4 to Form T-1 filed with Registration Statement No. 33-31019.)

       6. The consent of the Trustee required by Section 321(b) of the Act. (Exhibit 6 to Form T-1 filed with Registration Statement No. 33-44051.)

       7. A copy of the latest report of condition of the Trustee published pursuant to law or to the requirements of its supervising or examining authority.

                                       NOTE


           Inasmuch as this Form T-1 is filed prior to the ascertainment by the Trustee of all facts on which to base a responsive answer to Item 2, the answer to said Item is based on incomplete information.

           Item 2 may, however, be considered as correct unless amended by an amendment to this Form T-1.





                                             SIGNATURE

           Pursuant to the requirements of the Act, the Trustee, The Bank of New York, a corporation organized and existing under the laws of the State of New York, has duly caused this statement of eligibility to be signed on its behalf by the undersigned, thereunto duly authorized, all in The City of New York, and State of New York, on the 13th day of June, 1994.


                                         THE BANK OF NEW YORK



                             By:        /S/ ROBERT F. MCINTYRE
                                        Name:  ROBERT F. MCINTYRE
                                        Title: ASSISTANT VICE PRESIDENT

                                                            Exhibit 7
                      Consolidated Report of Condition of

                           THE BANK OF NEW YORK

of 48 Wall Street, New York, N.Y. 10286 And Foreign and Domestic
Subsidiaries,a member of the Federal Reserve System, at the close of business March 31, 1994, published in accordance with a call made by the Federal Reserve Bank of this District pursuant to the provisions of the Federal Reserve Act.





                                                      Dollar amounts
                                                       in Thousands

          ASSETS
          Cash and balances due from depos-
            itory institutions:
            Noninterest-bearing balances and
            currency and coin ..................           $ 2,984,207
            Interest-bearing balances ..........               652,882
          Securities:
            Held-to-maturity securities ........             1,554,924
            Available-for-sale securities ......             2,323,498
          Federal funds sold in domestic
            offices of the bank ................               861,621
          Loans and lease financing
            receivables:
            Loans and leases, net of unearned
              income .................25,419,340
            LESS: Allowance for loan and
              lease losses ..............736,749
            LESS: Allocated transfer risk
             reserve .....................29,510
            Loans and leases, net of unearned
              income, allowance, and reserve                24,653,081
          Assets held in trading accounts ......             2,269,729
          Premises and fixed assets (including
            capitalized leases) ................               649,048
          Other real estate owned ..............                63,724
          Investments in unconsolidated
            subsidiaries and associated
            companies ..........................               166,985
          Customers' liability to this bank on
            acceptances outstanding ............             1,068,405
          Intangible assets ....................                83,775
          Other assets .........................             1,519,064
          Total assets .........................           $38,850,943







          LIABILITIES
          Deposits:
            In domestic offices ................           $19,552,324
            Noninterest-bearing .......7,628,562
            Interest-bearing .........11,923,762
            In foreign offices, Edge and
            Agreement subsidiaries, and IBFs ...             9,092,181
            Noninterest-bearing ..........58,771
            Interest-bearing ..........9,033,410
            Federal funds purchased and secu-
            rities sold under agreements to re-
            purchase in domestic offices of
            the bank and of its Edge and
            Agreement subsidiaries, and in
            IBFs:
            Federal funds purchased ............             1,459,117
            Securities sold under agreements
              to repurchase ....................                95,459
          Demand notes issued to the U.S.
            Treasury ...........................               289,163
          Trading liabilities ..................               968,864
          Other borrowed money:
            With original maturity of one year
              or less ..........................               896,720
            With original maturity of more than
              one year .........................                33,969
          Bank's liability on acceptances exe-
            cuted and outstanding ..............             1,069,639
          Subordinated notes and debentures ....             1,064,780
          Other liabilities ....................             1,368,384
          Total liabilities ....................            35,890,600

          EQUITY CAPITAL
          Perpetual preferred stock and related
            surplus ...........................                 75,000
          Common stock ........................                942,284
          Surplus .............................                525,666
          Undivided profits and capital
            reserves ..........................              1,429,219
          Net unrealized holding gains
            (losses) on available-for-sale
            securities ........................             (    6,246)
          Cumulative foreign currency transla-
            tion adjustments ..................             (    5,580)
          Total equity capital ................              2,960,343
          Total liabilities, limited-life pre-
            ferred stock, and equity capital ..            $38,850,943


         I, Robert E. Keilman, Senior Vice President and Comptroller of the above-named bank do hereby declare that this Report of Condition has been prepared in conformance with the instructions issued by the Board of Governors of the Federal Reserve System and is true to the best of my knowledge and belief.



                                                  Robert E. Keilman

                                        -20-



       We, the undersigned directors, attest to the correctness of this Report of Condition and declare that it has been examined by us and to the best of our knowledge and belief has been prepared in conformance with the instructions issued by the Board of Governors of the Federal Reserve System and is true and correct.

                                 +
             Alan R. Griffith    |
             Thomas A. Renyi     |     Directors
             J. Carter Bacot     |
                                 +