Form 10-Q
period 1994-09-30
CRANE CO /DE/
filed 1994-11-14
CIK 25445

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended      September 30, 1994


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1994:

                  Common stock, $1.00 Par Value - 30,102,220 shares

Part I - Financial Information

Item 1.  Financial Statements

                             Crane Co. and Subsidiaries
                          Consolidated Statements of Income
                      (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                               Periods Ended September 30,
                                            Three Months        Nine Months
                                           1994      1993     1994      1993
Net Sales                                $451,108  $337,924$1,211,542  $987,930

Operating Costs and Expenses:
 Cost of sales                            339,806   263,867   924,329   765,126
 Selling, general and administrative       65,508    44,613   177,218   134,589
 Depreciation and amortization             13,313     7,294    33,763    21,751
                                          418,627   315,774 1,135,310   921,466

Operating Profit                           32,481    22,150    76,232    66,464

Other Income (Deductions):
   Interest income                            467     1,232     2,918     3,718
   Interest expense                        (7,623)   (2,872)  (16,972)   (8,508)
   Miscellaneous - net                        626       563     1,355       938
                                           (6,530)   (1,077)  (12,699)   (3,852)

Income Before Taxes                        25,951    21,073    63,533    62,612

Provision for Income Taxes                  9,949     8,311    24,456    23,358

Net Income                               $ 16,002  $ 12,762  $ 39,077  $ 39,254


Net Income Per Share                         $.53      $.42     $1.30     $1.30


Average Shares Outstanding                 30,219    30,294    30,129    30,233

Dividends Per Share                      $  .1875  $  .1875  $  .5625  $  .5625









                   See Notes to Consolidated Financial Statements


Part I - Financial Information

                             Crane Co. and Subsidiaries
                             Consolidated Balance Sheets
                      (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                                     September 30,     December 31,
                                                     1994      1993        1993

Assets
Current Assets:

   Cash and cash equivalents                       $  2,470  $ 44,365   $ 12,592

   Accounts receivable, less allowance
    of $4,221 ($1,901 at Sept. 30, 1993
    and $3,054 at December 31, 1993)                245,778   179,810    178,767

   Inventories at lower of cost, principally
    LIFO, or market; replacement cost would
    be higher by approximately $56,250
    ($53,626 at Sept. 30, 1993 and $54,470 at
    December 31, 1993)

    Finished goods                                  123,367   110,329    119,014
    Finished parts and subassemblies                 27,308    16,705     24,261
    Work in process                                  41,588    23,564     22,516
    Raw materials                                    52,051    19,654     27,908
                                                    244,314   170,252    193,699

   Other current assets                              13,648     9,635      8,488

     Total Current Assets                           506,210   404,062    393,546

Property, Plant and Equipment:
   Cost                                             524,297   387,318    421,708
   Less accumulated depreciation                    246,166   219,083    222,314
                                                    278,131   168,235    199,394

Other Assets                                         24,962    23,710     31,563

Intangibles, less accumulated amortization
   of $6,833 ($5,671 at Sept. 30, 1993 and
   $5,885 at December 31, 1993.)                     66,179     4,570      6,579

Cost in excess of net assets acquired
   less accumulated amortization of
   $15,621 ($11,302 at Sept. 30, 1993
   and $11,812 at December 31, 1993)                171,818    60,899    113,083
                                                 $1,047,300  $661,476   $744,165


                   See Notes to Consolidated Financial Statements
                                         -3-
/TABLE

Part I - Financial Information

                                                     September 30,     December 31,
                                                     1994      1993        1993


Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term debt            $  1,453  $  6,039   $  3,852
   Loans payable                                     28,816    41,740    108,048
   Accounts payable                                 100,231    71,131     73,385
   Accrued liabilities                              110,109    72,918     81,107
   U.S and foreign taxes on income                    5,402        52      5,291
     Total Current Liabilities                      246,011   191,880    271,683

Long-Term Debt                                      386,302   105,492    105,557

Deferred Income Taxes                                22,929     6,097      6,138

Reserves and Other Liabilities                       23,217    19,701     20,631

Accrued Postretirement Benefits                      43,162    40,214     42,570

Accrued Pension Liability                             6,991     7,701      6,767


Preferred Shares, Par Value $.01
   Authorized - 5,000 Shares                              -         -          -


Common Shareholders' Equity:
   Common shares                                     30,102    30,031     29,863
   Capital surplus                                   14,081    13,992     10,160
   Retained earnings                                284,478   258,993    236,666
   Currency translation adjustment                   (9,973)  (12,625)   (12,870)
     Total Common Shareholders' Equity              318,688   290,391    290,819
                                                 $1,047,300  $661,476   $744,165








                   See Notes to Consolidated Financial Statements




                                         -4-

Part I - Financial Information (Cont'd.)

                             Crane Co. and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (In Thousands)
                                     (Unaudited)
                                                          Nine Months Ended
                                                             September 30,
                                                          1994           1993
Cash flows from operating activities:
   Net income                                           $ 39,077       $ 39,254
   Depreciation                                           26,075         17,891
   Amortization                                            7,687          3,860
   Deferred taxes                                            204            (14)
   Cash used for operating
     working capital                                     (12,845)       (19,249)
   Other                                                  (4,185)          (754)
     Total from operating activities                      56,013         40,988

Cash flows from investing activities:
   Capital expenditures                                  (21,915)       (24,260)
   Payments for acquisitions                            (161,424)       (10,086)
   Proceeds from divestitures                              2,580          6,029
   Proceeds from disposition of capital assets             3,540            961
   Proceeds from the sale of equity investments                -              -
     Total used for investing activities                (177,219)       (27,356)

Cash flows from financing activities:
   Equity:
     Dividends paid                                      (16,884)       (16,882)
     Reacquisition of shares                                 (42)        (6,150)
     Stock options exercised                               1,041          3,293
       Net Equity                                        (15,885)       (19,739)
   Debt:
     Proceeds from issuance of long-term debt            283,179              -
     Repayments of long-term debt                        (75,164)        (8,815)
     Net (decrease)increase in short-term debt           (81,133)        10,222
       Net Debt                                          126,882          1,407
     Total from financing activities                    (110,997)       (18,332)
Effect of exchange rate on cash and cash equivalents          87            (39)
Decrease in cash and cash equivalents                    (10,122)        (4,739)
Cash and cash equivalents at beginning of period          12,592         49,104
Cash and cash equivalents at end of period              $  2,470       $ 44,365

Detail of Cash (Used for) Provided From Operating
   Working Capital:
Accounts receivable                                     $(21,075)      $(23,226)
Inventories                                                8,777         (5,133)
Other current assets                                      (4,607)        (1,885)
Accounts payable                                           9,815         11,616
Accrued liabilities                                       (2,528)        (2,000)
U.S. and foreign taxes on income                          (3,227)         1,379
     Total                                              $(12,845)      $(19,249)

Supplemental disclosure of cash flow information:
     Interest paid                                      $ 17,039       $ 16,183
     Income taxes paid                                    24,269         26,930

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

2. Significant changes in the balance sheet since December 31, 1993 are from the Mark Controls and ELDEC acquisitions in 1994.

3.   Sales and operating profit by segment are as follows:

                                                 Periods Ended September 30,
                                            Three Months             Nine Months
                                           1994      1993           1994      1993
  (In thousands)

  Net Sales:
    Fluid Handling                       $ 81,921  $ 47,719       $226,698  $149,059
    Aerospace                              46,413    24,378        113,936    79,415
    Engineered Materials                   50,975    37,925        153,543   119,803
    Crane Controls                         27,642     8,323         59,039    26,843
    Merchandising Systems                  42,883    39,824        119,482   131,677
    Wholesale Distribution                203,193   180,440        543,937   486,812
    Other                                   2,478     4,364          9,763    10,388
    Intersegment Elimination               (4,397)   (5,049)       (14,856)  (16,067)
       Total                             $451,108  $337,924     $1,211,542  $987,930

  Operating Profit (Loss):
    Fluid Handling                       $  5,866  $  1,566       $ 13,750  $  5,512
    Aerospace                               9,522     6,950         20,500    24,005
    Engineered Materials                    6,111     4,018         18,534    10,197
    Crane Controls                          1,697       147          3,759       695
    Merchandising Systems                   5,275     4,948         16,274    19,840
    Wholesale Distribution                  6,835     6,803         12,686    14,124
    Other                                    (427)      695           (528)    1,182
    Corporate                              (2,517)   (3,114)          (8,759)    (9,268)

    Intersegment Elimination                  119       137             16       177
      Total                              $ 32,481  $ 22,150       $ 76,232  $ 66,464

4.   Proforma financial information assuming the acquisitions of ELDEC and Mark
     Controls Corporation had taken place as of the beginning of the nine month periods ended September 30, 1994 and September 30, 1993 is provided below:

                                            Nine Months Ended
                                        9/30/94          9/30/93
     (in thousands)
     Net Sales                        $1,271,632        $1,153,547
     Operating Profit                      78,311           72,932
     Net Income                            38,612           35,850
     Income Per Share                        1.28             1.19

                                          -6-

Part I - Financial Information (Cont'd.)

                      Notes to Consolidated Financial Statements


5. Crane Co. (The company) is still in the process of evaluating the allocation of purchase price to certain assets and contingent liabilities for the following acquisitions as of 9/30/94 because all the information necessary for these valuations is not available.

                                              Acquisition
                                                 Date

                    Burks Pumps               12/29/93
                    ELDEC                     03/18/94
                    Mark Controls             04/27/94

     The company plans to complete the allocation within a year and believes any adjustment to its preliminary allocations of purchase price will be immaterial to the financial statements.

6.   Supplemental schedule on non-cash financing activities:

          Crane Co. purchased all of the capital stock of ELDEC
          Corporation in March 1994 for $77,300 and Mark Controls
          Corporation in April 1994 for $96,000. The fair value of assets and liabilities at the date of acquisition are presented as follows:

                                                        Mark
                                         ELDEC          Controls

     (in thousands)
     Fair value of assets acquired       $138,951       $170,288
     Cash paid for capital stock          (77,300)       (96,900)
     Assumption of liabilities           $ 61,651       $ 73,388








                                          -7-

Item 2.  Management's Discussion and Analysis of Financial Condition

                               and Results of Operations

                 Three and Nine Months Ended September 30, 1994 and 1993

[CAPTION]
Results From Operations:

Third Quarter of 1994 Compared to Third Quarter of 1993:

     Net income for the quarter ended September 30, 1994 was $16.0 million or $.53 per share, up 25 percent from the $12.8 million and $.42 per share reported in the same period last year.

     Sales in the third quarter were $451.1 million, up 34 percent from $337.9 million last year, and operating profit increased 47 percent to $32.5 million.

     Sales and operating profit in the Fluid Handling segment were up sharply for the third quarter compared to prior year due to the Burks Pumps and Mark Controls acquisitions, and because of improved sales and operating performance in the North American and United Kingdom valve businesses.

     Aerospace segment sales were up for the three month period due to the March 1994 acquisition of ELDEC which more than offset sales declines at Hydro-Aire and Lear Romec. Similarly, operating profit increased in the quarter as ELDEC results more than offset declines at Hydro-Aire and Lear Romec.

     Higher sales and operating profit in the Engineered Materials business for the three month period are largely due to results at Kemlite. The October 1993 acquisition of Filon, and a very strong market in transportation and recreational vehicles have both contributed to Kemlite's performance. Crane Plumbing contributed marginally to the favorable sales and operating profit comparisons for the third quarter. Cortec and Resistoflex results were lower in the three month period.

     Crane Controls sales and operating profit improvement in the three month period compared to the prior year is due to the inclusion of the controls products businesses acquired as part of Mark Controls in April 1994. Ferguson's operating was comparable to the prior year.

     Merchandising Systems operating profit in the third quarter was up 7% on an 8% increase in sales, with most of the improvement coming at National Vendors. Domestic shipments are stronger, as new product introductions continue to increase market share, but European market conditions remain weak.

Item 2.  Management's Discussion and Analysis of Financial Condition

                               and Results of Operations

                 Three and Nine Months Ended September 30, 1994 and 1993

[CAPTION]
Results From Operations:


     Wholesale Distribution sales were up for the three month period due to acquisitions and improvement in the markets served by Huttig Sash and Door. Operating profit was flat as a poor performance at Huttig manufacturing operations and a few Huttig branches as well as unfavorable price trends for commodity millwork products offset the higher sales volume. Crane Supply sales and operating profit have increased slightly from the prior year.

     Interest expense increased $5.5 million due to debt financed acquisitions.

     The effective tax rate decreased to 38.3% in the third quarter of 1994 compared to 39.4% in 1993 due to a $.4 million tax refund received in the third quarter of 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition

                               and Results of Operations

                 Three and Nine Months Ended September 30, 1994 and 1993

[CAPTION]
Results From Operations:

Nine Months Ended September 30, 1994 Compared to Nine Months
Ended September 30, 1993:

     For the nine month period, net income this year of $39.1 million or $1.30 per share was virtually identical to last year on a sales increase of 23 percent to $1.2 billion. For nine months, operating profit was up 15 percent to $76.2 million.

     Fluid Handling operating profit increased $8.2 million for the nine month period on sales of $226.7 million compared to 1993 due to the Burks Pumps and Mark Controls acquisitions. The integration of Deming and Burks into Crane Pumps and Systems is proceeding according to plan, and actions to improve sales and operating performance at the combined Crane and Mark Controls valve operations are showing positive results.

     Aerospace segment sales were up 44 percent to $113.9 million in the nine month period compared to 1993 and were due to the acquisition of ELDEC. Operating profit was down 15 percent to $20.5 million in the nine month period. The ELDEC results, which were included for only six months this year, were not sufficient to offset the effect of the unfavorable comparisons at the other units. The ELDEC acquisition continues to meet Crane's expectations.

     Engineered Materials operating profit increased by 82 percent to $18.5 million in the nine months compared to 1993 on sales of $153.5 million an increase of 28 percent. The improved performance was due mainly to the Filon acquisition and a very strong transportation and recreational vehicle market.

     Crane Controls reported operating profit of $3.8 million compared to .7 million in 1993 on sales of $59 million during the nine month period due mainly to the Mark Controls acquisition.

     Merchandising Systems sales were $119.5 million down $12.2 million from last year. Operating profit of $16.2 million decreased 18% from 1993 due to the absence of business with the Post Office this year at National Vendors, and the impact of a weak European economy on both National Vendors and NRI.

Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                Three and Nine Months Ended September 30, 1994 and 1993

[CAPTION]
Results From Operations:


     Wholesale Distribution reported earnings of $12.7 million, compared to $14.1 million in 1993. All three operating units Huttig, Crane Supply and Valve Systems had lower results. Huttig was down the most due to poor results at its manufacturing operations, a few problem branches and unfavorable price trends for commodity millwork products.


     Net interest expense increased $9.3 million in the first nine months of 1994 due to debt financed acquisitions partially offset by interest on a refund of taxes paid in prior periods.


     The effective tax rate increased to 38.5% in 1994 from 37.3% in 1993. The increase was the result of an increase in non-tax deductible goodwill on acquisitions and higher foreign losses with no tax benefit.

Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                Three and Nine Months Ended September 30, 1994 and 1993


[CAPTION]
Liquidity and Capital Resources:

     During the first nine months of 1994 the company generated $56.0 million of cash from operating activities, compared to $41.0 million in 1993. Net debt totaled 57 percent of capital at September 30, 1994. The current ratio of 2.1 remained the same as last year with working capital totaling $260 million and $212 million in 1994 and 1993, respectively. Interest coverage as a result of recent acquisitions declined to 4.7, compared to 8.4 at September 30, 1994. The company had unused credit lines of $322 million at September 30, 1994.

     The $281 million increase in long term debt from December 31, 1993 is explained below and was used primarily to finance acquisitions.

[CAPTION]
                                    Principal          Rate
     [S]                           [C]               [C]

          Notes Due 1999            150,000,000      7.25%
          Domestic Revolving
           Credit Agreement         100,000,000      4.68%
          Miscellaneous Foreign
           Revolving Credit
           Agreements                31,000,000      6.75%-6.94%

Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

     11. Computation of earnings per share for the quarters and nine months ended September 30, 1994 and 1993.

     27. Article 5 of Regulation S-X Financial Data Schedule for the third quarter.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         CRANE CO.
                                                        REGISTRANT



Date November 11, 1994                          By      D.S. SMITH
                                                         D.S. SMITH
                                                   Vice President-Finance
                                                and Chief Financial Officer






Date November 11, 1994                          By      M.L. RAITHEL
                                                         M.L. RAITHEL
                                                          Controller

                             Crane Co. and Subsidiaries
                               Exhibit A to Form 10-Q
                     Computation of Net Income per Common Share
           Three Months and Nine Months ended September 30, 1994 and 1993
                      (In Thousands, Except Per Share Amounts)


                                              Periods Ended September 30,
                                           Three Months         Nine Months
                                          1994      1993      1994      1993
Primary Net Income Per Share:

 Net income available
     to shareholders                     $16,002   $12,762   $39,077   $39,254

 Average primary shares outstanding       30,219    30,294    30,129    30,233

 Net income                                $.53       $.42     $1.30     $1.30


Fully Diluted - Income Per Share:

 Net income                              $16,002   $12,762   $39,077   $39,254

   Add back interest, net of tax,
   assuming the conversion of
   debentures                                -           6        12        20

 Net income available to
   shareholders, assuming the
   conversion of debentures              $16,002   $12,768   $39,089   $39,274


Average primary shares outstanding        30,219    30,294    30,129    30,233

 Add:
   Adjustment for further dilutive
   effect of stock options (ending
   market price higher than average
   market price used in primary
   shares calculation)                        -         12        -         11

   Shares reserved for conversion
     of debentures                                     178       117       191

Average fully diluted shares
  outstanding                             30,219    30,484    30,246    30,435

Net income                                  $.53      $.42     $1.29     $1.29

