Form 10-K
period 1994-12-31
CRANE CO /DE/
filed 1995-03-23
CIK 25445

                                   CRANE CO.
                           ANNUAL REPORT - FORM 10-K
                          YEAR END DECEMBER 31, 1994

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1994
                                 -----------------
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

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
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange on
           Title of each class                             which registered
        -----------------------                        -------------------------

Common shares, par value $1.00                         New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:
                       7 1/4% senior notes due June, 1999
                       8 1/2% senior notes due March, 2004
              -------------------------------------------------------
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

Based on the closing sales price of January 31, 1995 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $822,737,968.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 30,054,355 at January 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual shareholders report for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting May 8, 1995 are incorporated by reference into Parts I and III.

                                    PART I
                                    ------
Item 1.   Business
          --------

          Crane is a diversified manufacturer of engineered industrial products and the nation's largest American distributor of doors, windows and millwork. Founded in 1855, Crane employs over 10,700 people in North America, Europe, Asia and Australia.

                                   Strategy
                                   --------

          The company's strategy is to grow the earnings of niche businesses with high market share, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                 Acquisitions
                                 ------------

          In the past five years, the company has completed ten acquisitions. The company completed three acquisitions at a total cost of $240 million in 1994. These three entities had aggregate net sales of approximately $300 million for the year ended December 31, 1993.

          The company, through its wholly-owned subsidiary Huttig Sash & Door Company, acquired a moulding and millwork manufacturing operation in Prineville, Oregon in May 1994.

          In April, 1994, the company purchased Mark Controls Corporation, a manufacturer of automatic and manually operated valves, and specialized instruments and controls, for commercial and industrial customers.

          The company acquired ELDEC Corporation in March 1994. ELDEC's products are used worldwide on all major commercial and business aircraft and include: position indication and control systems, proximity switches and components, true mass fuel flowmeters, and power conversion components and systems.

          In 1993, the company completed five acquisitions at a total cost of $106 million. In December, the company acquired Burks Pumps, Inc., which has manufacturing facilities in Piqua, Ohio and Decatur, Illinois and provides engineered pumps for an array of specialized commercial, industrial and municipal fluid handling applications. The products are marketed under the Barnes, Burks, Weinman and Prosser brand names. Also included was a line of tank cleaning equipment sold under the Sellers brand name for the industrial clean-in-place market. This acquisition substantially increased Crane's involvement in niche pump markets.

          In October 1993, the company acquired Filon, a manufacturer of fiberglass-reinforced plastic (FRP) panels. Filon was integrated with the company's Kemlite unit in the fourth quarter of 1993. The Filon acquisition significantly expanded Kemlite's position as a supplier of fiberglass-reinforced plastic (FRP) panels to the recreational vehicle market.

          In April and May 1993 Huttig Sash and Door Company expanded its nationwide millwork distribution by acquiring Rondel's Inc., a millwork distributor serving the eastern Washington/western Idaho region, and the Whittier-Ruhle Millwork Company, serving the Mid-Atlantic region.

          Perf low Instruments, Ltd., a British manufacturer of pressure and flow measurement equipment, was added to Crane Ltd in 1993.

          In 1992, certain assets of Jenkins Canada, Inc., a manufacturer of bronze and iron valves, were acquired as an addition to the company's North American valve unit.

          In 1990 the company acquired Lear Romec, a manufacturer of oil lubrication and fuel boost pumps for the aerospace industry.

                                    PART I
                                    ------
Item 1.   Business  (continued)
          --------

                                 Divestitures
                                 ------------

          In the past five years, the company has divested five businesses. In December, 1994, Huttig sold its window manufacturing business for $2.4 million. The transaction excluded real estate and receivables. In July, 1994, the company sold Modulinc, the fiber optic channel product line of ELDEC. In April 1993, the company sold its precision ordnance business, UniDynamics/ Phoenix for approximately $6 million. In 1990 the company sold Sea-Pac Sales Co., a distributor of floor covering products, and its McAvity division, a Canadian manufacturer of waterwork valves and hydrants for an aggregate sales price of approximately $19 million.

                              Long-Term Financing
                              -------------------

          In June 1994 the company sold $150,000,000 7 1/4% notes that will mature on June 15, 1999. During March 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                               Business Segments
                               -----------------

          See pages 28 and 29 of the Annual Report to Shareholders for sales, operating profit and assets employed of each business segment.

                                Fluid Handling
                                --------------

          The Fluid Handling segment consists of a valve business that serves the global valve market and a pump business which manufactures pumps used in the chemical, general industrial and commercial industries. The Crane valve business with manufacturing facilities in North America, the United Kingdom and Australia, sells a wide variety of valves and fluid control products for the chemical and hydrocarbon processing, power, general industrial and commercial construction industries. The North American unit also provides a full range of valve aftermarket services including parts, repairs and modifications. The company's subsidiary in the United Kingdom also maintains repair and service facilities for valves, compressors, heat exchangers and similar equipment. In 1994, the company purchased Mark Controls, whose valve products are sold under the Pacific Valves and Flowseal/Centerline brands. Crane Pumps & Systems, Inc., which includes Burks Pumps purchased in December 1993, manufactures pumps used in the chemical and hydrocarbon processing, power, and the municipal, general industrial and commercial construction industries. The company's Cochrane Environmental Systems division designs and markets water and wastewater equipment for almost every major industry.

          The Mark Controls acquisition strengthened the Crane valve business. This acquisition brings to Crane the Flowseal and Centerline brand of quarter turn valves and the Pacific pressure seal and HF Acid valves. To focus resources, the Crane valve business was reorganized on a global basis under one management structure in 1994. This has allowed Crane to greatly expand sales distribution channels world-wide and eliminate overlapping coverage. This is especially true of the Mark Controls quarter turn line where distribution channels have been expanded to Europe, the Middle East, Asia, and Australia through Crane's established network.

          The Burks Pumps acquisition in December 1993 tripled Crane's pump business to $93 million in 1994. The pump business has been consolidated under a new entity named Crane Pumps & Systems with world-wide responsibility for the manufacturing and marketing of the Chempump, Deming, Barnes, Burks, Weinman and Prosser/Enpo product lines.

          Products in this segment are sold directly to end users through Crane's sales organizations and through independent distributors and manufacturers' representatives.

                                    PART I
                                    ------
Item 1.   Business  (continued)
          --------

                                   Aerospace
                                   ---------

          The Aerospace segment consists of ELDEC, Hydro-Aire, and Lear Romec.

          The ELDEC acquisition in 1994 brought a strong technology base and high market share, with established products on all major commercial and business aircraft. ELDEC designs, manufactures and markets custom position indication and control systems, proximity switches and components, true mass fuel flowmeters, power conversion components and systems for the commercial, business and military aerospace industries. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. ELDEC has promising new products in development including an infrared-based gate to aircraft high speed data link, as well as new applications of its core power conversion technology within the telecommunications and industrial markets.

          Hydro-Aire designs, manufactures and sells anti-skid and automatic braking systems, fuel and hydraulic pumps, and coolant pumps and systems, hydraulic and pneumatic valves and regulators, actuators and solid state components for the commercial, business and military aerospace industries as original equipment. In addition, the company designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to the company and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to airlines, governments, and aircraft maintenance and overhaul companies.

          Lear Romec designs, manufactures and sells lubrication pumps and fuel pumps for aircraft and aircraft engines for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Also, it is the leading supplier of fuel boost and transfer pumps for commuter and business aircraft.

                                    PART I
                                    ------
Item 1.   Business  (continued)
          --------
                             Engineered Materials
                             --------------------

          The Engineered Materials segment consists of five businesses: Kemlite, Cor Tec, Resistoflex, Polyflon and Crane Plumbing.

          Kemlite manufactures fiberglass-reinforced plastic panels for use principally by the transportation industry in refrigeration and dry van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast food restaurant and supermarket applications, and to institutions where fire rated materials with low smoke generation and minimum toxicity are required. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers. Kemlite uses distributors to serve its commercial construction market and some segments of the recreational vehicle market.

          Cor Tec is the leading domestic manufacturer of fiberglass-reinforced laminated panels serving the truck and truck trailer segment of the transportation industry. Cor Tec markets its products directly to the truck and truck trailer manufacturers.

          Resistoflex is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, valves, bellows and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, petroleum distribution, and waste management industries. It also manufactures high-performance, separable fittings for operating pressures to 8,000 PSI and flexible plastic-lined assemblies used primarily in the aerospace industry. Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Its aerospace products are sold directly to the aerospace industry.

          Polyflon manufactures radio frequency and microwave components, capacitors, circuit processing, substrates and antennas for commercial and aerospace uses, and resonating structures for the medical industry.

          Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distribution in Canada and it has a large share of the Canadian plumbing fixtures market.

                                Crane Controls
                                --------------

          This segment originated from the Mark Controls acquisition in April 1994 and includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including the petroleum, chemical, construction, food and beverage, power generation industries and transportation.

          Barksdale manufactures solid state and electromechanical pressure and vacuum switches, pressure transducers, temperature switches, and directional control valves which serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany.

          Powers Process Controls designs, manufactures and markets microprocessor-based process controllers and instrumentation, pneumatic actuated control valves, self-contained temperature regulators, water mixing and thermal shock protection shower valves and plumbing brass for industrial applications and the institutional construction industry.

          Dynalco Controls designs and manufactures rotational speed sensors, monitoring instruments, and ignition and air to fuel control systems. Dynalco's products are used worldwide by industries in a variety of applications, including stationary natural gas engines, power generation, oil and gas production and transmissions, and agriculture equipment.

                                    PART I
                                    ------
Item 1.   Business  (continued)
          --------

          Azonix manufactures high precision data acquisition, control systems and operator interfaces for a wide range of industries which require equipment to withstand harsh environments.

          Ferguson designs and manufactures in the United States and through Ferguson Machine S.A. in Europe, precision index and transfer systems for use on and with machines which perform automatic forming, assembly, metal cutting, testing and inspection operations, Products include index drives and tables, mechanical parts handlers, in line transfer machines, rotary tables, press feeds and custom cams.

          The products in this segment are sold directly to end users, and engineering contractors through the company's own sales forces and cooperatively with sales representatives, stocking specialists and industrial distributors.

                             Merchandising Systems
                             ---------------------

          National Vendors is the industry leader in the design and manufacture of electronic vending machines for the automatic merchandising industry in the United States. Products include machines which dispense snacks foods and confections, refrigerated and frozen foods, hot drinks, and cold beverages. National Vendors introduced the Cafe System "7" in 1994 designed as an alternative to traditional batch brew coffee services. It has enabled National Vendors to penetrate the office coffee service market. National Vendors also introduced its Ice Cream Center, a single serve dispenser of novelty ice cream products. All these products are marketed in North America directly to vending machine operators. In Europe products are marketed through wholly-owned subsidiaries with operations located in the United Kingdom, Germany and France. In 1993 National Vendors introduced its Glasco product line which is marketed through domestic and international distribution channels.

          National Rejectors, GmbH designs and manufactures electronic coin validators and handling systems for vending operations throughout Europe. These devices are sold directly to the vending, amusement, soft-drink, and ticket issuing industries.

                             Wholesale Distribution
                             ----------------------

          The company distributes millwork products through its wholly-owned subsidiary, Huttig Sash & Door Company ("Huttig"). These products include doors, windows, mouldings and related building products. Huttig assembles certain of these products to customer specification prior to distribution.
  Its principal customers are building material dealers and building contractors that service the new construction and remodeling markets. Wholesale operations are conducted nationally through forty-four branch warehouses throughout the United States, in both major and medium-sized cities. Huttig's sales are made on both a direct shipment and out-of-warehouse basis entirely through its own sales force.

          Huttig maintains a saw mill and a manufacturing plant in Montana, where it produces certain of the above products and other finished lumber, the bulk of which is sold directly to third parties, some of whom compete with Huttig branches. Huttig acquired a specialty moulding and millwork manufacturing operation in Prineville, Oregon in 1994. The majority of the moulding products are sold to third parties but Huttig is the largest customer.

          Valve Systems and Controls is a value added industrial distributor providing power operated valves and flow control systems to the petroleum, chemical, power and general processing industries. It services its customers through facilities in Texas, Louisiana, and Oklahoma.

                                     PART I
                                     ------
Item 1.  Business  (continued)
         --------

         Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-eight branches throughout Canada and is the largest single distributor for Crane manufactured products in that country. Crane Supply also distributes products which are both complementary to and partly competitive with Crane's own manufactured products.

                                     Other
                                     -----

         The other segment consists of Crane Defense Systems, which is the only Crane business focused on defense industry products. Crane Defense Systems is engaged in the development and manufacture of specialized handling systems, elevators, winches, ground support equipment cranes and associated electronics. These products are sold directly to the government and defense contractors and represent less than 1% of 1994 sales.

                             Competitive Conditions
                             ----------------------

         The company's lines of business are conducted under actively competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify the principal methods of competition. Although reliable statistics are not available, the company believes that it is an important supplier to a number of market niches and geographic areas.

         The company's products have primary application in the industrial, construction, aerospace, automated merchandising, transportation, and fluid handling industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions, residential and commercial building starts, and capital spending. Because these products are also sold in a wide variety of markets and applications, the company does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

         Seasonality is a factor in Huttig and the Canadian operations.

         Order backlog totalled approximately $420 million as of December 31, 1994, compared with $226 million as of December 31, 1993. The 1994 acquisitions accounted for the majority of the increase. Backlog is not material to understanding Crane's overall business because long-term contracts are not customary to significant portions of its business, except within the aerospace related businesses.

         There is a world-wide shortage of glass fiber reinforcement that has caused this key raw material for Kemlite to be allocated. Kemlite's markets will remain strong in 1995 positioning them for further expansion when the supply is eased.

         The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs aggregated approximately $46,400,000 in 1994 ($18,400,000 and $23,300,000 in 1993 and 1992, respectively). Included in these amounts were approximately $9,500,000 and $4,100,000 received by the company in 1994 and 1992, respectively, for customer sponsored research and development. The increase in 1994 was mainly due to the ELDEC acquisition.

                                     PART I
                                     ------

Item 1.   Business  (continued)
          --------


          Costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to have a material effect upon the company or its competitive position.


Item 2. Properties
        ----------

     MANUFACTURING FACILITIES*            NUMBER           AREA
     -------------------------            ------           ----
    Fluid Handling
      United States                         13        1,405,000 sq. ft.
      Canada                                 2          137,000 sq. ft.
      Other International                    5          879,000 sq. ft.

   Aerospace
      United States                          4          569,000 sq. ft.
      Other International                    1            8,000 sq. ft.

   Engineered Materials
      United States                          7          695,000 sq. ft.
      Canada                                 3          601,000 sq. ft.

   Crane Controls
      United States                          7          464,000 sq. ft.
      Other International                    3           81,000 sq. ft.

   Merchandising Systems
      United States                          2          730,000 sq. ft.
      Other International                    1          124,000 sq. ft.

   Wholesale Distribution                    2          888,000 sq. ft.

   Other                                     1          113,000 sq. ft.

*Includes plants under lease agreements

         Leased                                          Leases
      Manufacturing                                      Expiring
        Facilities          Number          Area         Through
      -------------         ------          ----         --------

      United States           8         354,000 sq. ft.    2017
      Canada                  1          10,000 sq. ft.    1995
      Other International     5          91,000 sq. ft.    2013

      Fluid Handling operates four valve service centers in the United States, of which two are owned. This segment operates internationally five distribution and five service centers.

      Crane Controls operates two distribution centers internationally.

      Merchandising Systems operates eight distribution centers in the United States and six internationally.

      Wholesale Distribution has forty-four Huttig branch warehouses in the United States, of which twenty-seven are owned. The Canadian wholesale operation maintains thirty-eight distribution branch warehouses in Canada, of which fifteen are owned. Valve Systems and Controls operates three leased distribution facilities in the United States.

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

          The following proceeding is included herein because it has been reported in the media. On September 22, 1992 the company was served with a complaint filed in the U.S. District Court, Eastern District of Missouri naming the company and its former subsidiary CF&I Steel Corporation ("CF&I") as defendants and alleging violations of the False Claims Act in connection with the distribution of CF&I to the company's shareholders in 1985 (Civil Actions Nos. 91-0429-C-1 and 4:92CVOO5144JCH). The complaint alleges a continuing agreement and concerted action between the company and CF&I to distribute CF&I to the company's shareholders, thereafter to terminate CF&I's pension plan so as to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume CF&I's liability for unfunded pension liabilities and to prevent the PBGC from obtaining any reimbursement from the company, and to publish and file misleading information in furtherance of that objective. The complaint alleges unfunded pension liabilities of $140 million and the company is informed that the complaint is proposed to be amended to increase such unfunded liability amount to in excess of $270 million. The complaint as originally filed and as proposed to be amended seeks treble damages and attorney's fees. The company believes the plaintiff has no standing, the False Claims Act does not apply and that the allegations are without merit. On June 1, 1993 the federal court in the Eastern District of Missouri dismissed the complaint for lack of standing of the plaintiff and the plaintiff appealed. In November, 1994 the Eighth Circuit Court of Appeals reinstated the action. The company intends to file a petition for certiorari to the U.S. Supreme Court. In all events the company will vigorously defend itself against this litigation and believes that the complaint will ultimately be dismissed.

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

          On July 12, 1985 the company received written notice from the United States Environmental Protection Agency (the "EPA") that the EPA believes the company may be a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response Compensations and Liability Act of 1980 ("CERCLA") to pay for investigation and corrective measures which may be required to be taken at the Roebling Steel Company site in Florence Township, Burlington County, New

                                    PART I
                                    ------


Item 3.   Legal Proceedings  (continued)
          -----------------

  Jersey (the "Site") of which its former subsidiary, CF&I Steel Corporation ("CF&I") was a past owner and operator prior to the enactment of CERCLA. The stated grounds for the EPA's position was the EPA's belief that the company had owned and/or operated the Site. The company had advised the EPA that such was not the case and does not believe that it is responsible for any testing or clean-up at the Site based on current facts. CF&I also has received notice from the State of New Jersey Department of Environmental Protection, Office of Regulatory Services ("NJDEP)", advising CF&I that an investigation by the NJDEP had identified what was considered an existing and potential environmental problem at the Site. As a past owner and operator at the Site, CF&I was notified of the NJDEP's belief that further investigatory action was needed to identify all potential environmental problems at the Site and thereafter formulate and implement a remedial plan to address any identified problems. The NJDEP has subsequently requested information from CF&I, and CF&I has cooperated in providing information, including results of tests which CF&I has conducted at the Site. The EPA identified sources of contamination, which must be examined for potential environmental damage, including: chemical waste drums, storage tanks, transformers, impressed gas cylinders, chemical laboratories, bag house dust, rubber tires, inactive railroad cars, wastewater treatment plants, lagoons, slag disposal areas, and a landfill. On November 7, 1990 CF&I filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. The EPA has disclosed that two surface clean-ups have been performed at a cost in excess of $2,000,000 and a further surface clean-up has been announced at an estimated cost of approximately $5,000,000.

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


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          There have been no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART I
                                    ------


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

           The executive officers of the registrant are as follows:

                                                                                                  Officer
Name                              Position                   Business Experience            Age    Since
- ----                              --------                   -------------------          ------- -------
Robert S. Evans                 Chairman, Chief              Chairman, Chief                 51    1974
                                Executive Officer            Executive Officer and
                                and President                President of the
                                                             company

L.Hill Clark(2)                 Executive Vice               Executive Vice President of     50    1994
                                President                    the company, previously
                                                             President of Lear Romec,
                                                             and previously held
                                                             various positions within
                                                             Allied Signal Inc.

Robert J. Muller, Jr.           Executive Vice               Executive Vice President of     48    1988
                                President                    the company

Paul R. Hundt                   Vice President               Vice President, Secretary       55    1976
                                Secretary and                and General Counsel of the
                                General Counsel              company

Anthony D. Pantaleoni           Vice President               Vice President - Environment,   40    1989
                                Environment,                 Health & Safety
                                Health & Safety

Richard B. Phillips             Vice President               Vice President - Human          51    1987
                                Human Resources              Resources of the company

David S. Smith(1)               Vice President-              Vice President - Finance        38    1991
                                Finance and                  and Chief Financial Officer
                                Chief Financial              of the company, previously
                                Officer                      Vice President - Corporate
                                                             Development of the company,
                                                             and previously Vice President
                                                             of Corporate Finance of
                                                             Bankers Trust Company

Michael L. Raithel              Controller                   Controller of the company       47    1985


Gil A. Dickoff                  Treasurer                    Treasurer of the company,       33    1992
                                                             previously Assistant Treasurer
                                                             of the company


(1) Effective March 21, 1994
(2) Effective January 27, 1994

                                    PART II


                The information required by Items 5 through 8 is hereby incorporated by reference to Pages 8 through 31 of the Annual Report to Shareholders.



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


Item 11.   Executive Compensation
           ----------------------

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

                                    PART IV
                                    -------

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K
           ---------------------------------------------------------------

                                                                                  Page
                                                                                  ----
            (a)   Financial Statements and Schedule:

                  Independent Auditors' Report...................................    15

                  Schedule VIII Valuation and Qualifying Accounts................    16

                The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1994, 1993 and 1992 and the financial review, appearing on Pages 8 through 31 of Crane Co.'s Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference and are supplemented by the schedule on Page 16 of this report.

           All other statements and schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.


           (b)  Reports on Form 8-K:

                No reports on Form 8-K have been filed during the quarter ended December 31, 1994.

           (c)  Exhibits to Form 10-K:
            (3) Exhibit A-By-laws
                There is incorporated by reference herein:
                     (a) The company's Articles of Incorporation contained in Exhibit D to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
            (4) Instruments Defining the Rights of Security Holders, including
                Indentures:
                     (a)  There is incorporated by reference herein:
                          (1) Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 12, 1988.
                          (2) Amendment to Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on June 29, 1990.

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

                (10) Material Contracts:
                     ------------------
                     (iii)Compensatory Plans
                     Exhibit B:    EVA Incentive Compensaton Plan for Executive
                                   Officers
                     Exhibit C:    The forms of Employment/Severance Agreement
                                   between the company and Messrs. Evans, Hundt and Smith (form I) and Clark and Muller (form
                                   II) which provide for the continuation of certain employee benefits upon a change of control.

                     There is incorporated by reference herein:
                     (a) The Crane Co. Restricted Stock Award Plan as amended through May 10,1993 contained in Exhibit A to the company's annual report on Form 10-K for the fiscal year ended 12/31/93.
                     (b) The Crane Co. Non-Employee Directors Restricted Stock Award Plan as amended through May 10, 1993 contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year ended 12/31/94.
                     (c)  The Crane Co. Restricted Stock Award Plan contained in
                          Exhibit 4.1.1 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement No. 33-22904 on Form S-8 filed on July 6, 1988 and the related agreements filed as Exhibit 4.4.2-2 to Post-Effective Amendment No. 4, Exhibit 4.4.2-3 to Post-Effective Amendment No. 5 and Exhibit 4.4.2-4 to Post-Effective Amendment No. 6, and Exhibit 4.4.2-5 to Post-Effective Amendment No. 7.
                     (d)  The indemnification agreements entered into with Mr.
                          R. S. Evans, each other director of the company and Mr. P. R. Hundt the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
                     (e) The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
                     (f) The Crane Co. Stock Option Plan as amended through May 6, 1991 contained in Exhibit 1(a)(2) to Post-Effective Amendment No. 2 to the company's Registration Statement No. 33-18251 on Form S-8 filed with the Commission on November 2, 1987.
                (11) Statement re computation of per share earnings:
                     Exhibit D:    Computation of net income per share.
                (13) Annual report to security holders:
                     Exhibit E:    Annual Report to shareholders for the year
                                   ended December 31, 1994.
                (21) Subsidiaries of the Registrant:
                     Exhibit F:    Subsidiaries of the Registrant.
                (23) Consent of Experts and Counsel
                     Exhibit G:    Independent auditors' consent.

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


                                   CRANE CO.
                              ----------------------
                                  (Registrant)


                           By    D. S. Smith
                             ---------------------------
                                  D. S. Smith
                             Vice President-Finance


                              Date   2/27/95
                                  -----------------

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



                                    OFFICERS
                                    --------

R. S. Evans
- --------------------------
R. S. Evans
Chairman, Chief Executive Officer, President and Director


Date    2/27/95
    -----------------------


D. S. Smith                             M. L. Raithel
- ---------------------------             ------------------------
D. S. Smith                             M. L. Raithel
Vice President-Finance                  Controller


Date    2/27/95                         Date    2/27/95
    -----------------------                 --------------------



                                   DIRECTORS
                                   ---------



                                                         C. J. Queenan, Jr.
                                                       -------------------------
                                                         C. J. Queenan, Jr.


                                                       Date    2/27/95
                                                           ---------------------
    M. Anathan, III             E. T. Bigelow            A. A. Seeligson, Jr.
- ------------------------    ----------------------     -------------------------
    M. Anathan, III             E. T. Bigelow            A. A. Seeligson, Jr.


Date    2/27/95             Date    2/27/95            Date    2/27/95
    --------------------        ------------------         ---------------------
    R. S. Forte'                 D. C. Minton            B. Yavitz
- ------------------------    ----------------------     -------------------------
    R. S. Forte'                 D. C. Minton            B. Yavitz


Date    2/27/95             Date    2/27/95            Date    2/27/95
    --------------------        ------------------         ---------------------


                                                         D. R. Gardner
                                                       -------------------------
                                                         D. R. Gardner


                                                       Date    2/27/95
                                                           ---------------------

INDEPENDENT AUDITORS' REPORT
- ----------------------------

To the Shareholders of Crane Co.:

We have audited the consolidated financial statements of Crane Co. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994 and have issued our report thereon dated January 23, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Crane Co., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
Stamford, Connecticut
January 23, 1995

                           CRANE CO. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)


                                            Balance at          Additions                               Balance
                                            Beginning          Charged to                               at End
Description                                  of Year         Cost & Expenses         Deductions         of Year
- -----------                                ----------        ---------------         ----------         -------


Year Ended December 31, 1994:
- -----------------------------
  Allowance for doubtful accounts          $ 2,054              $  8,434               $  8,288         $ 2,200

  Allowance for cash discounts,
    returns and allowances                   1,000                17,096                 16,603           1,493
                                           -------              --------               --------         -------

                                           $ 3,054              $ 25,530               $ 24,891         $ 3,693
                                           =======              ========               ========         =======


Year Ended December 31, 1993:
- -----------------------------
  Allowance for doubtful accounts          $   859              $  2,747               $  1,552         $ 2,054

  Allowance for cash discounts,
    returns and allowances                     812                11,839                 11,651           1,000
                                           -------              --------               --------         -------

                                           $ 1,671              $ 14,586               $ 13,203         $ 3,054
                                           =======              ========               ========         =======


Year Ended December 31, 1992:
- -----------------------------
  Allowance for doubtful accounts          $ 1,268              $  1,038               $  1,447         $   859

  Allowance for cash discounts,
    returns and allowances                     708                 7,805                  7,701             812
                                           -------               -------                -------         -------

                                           $ 1,976              $  8,843               $  9,148         $ 1,671
                                           =======              ========               ========         =======