Form 10-Q
period 1995-03-31
CRANE CO /DE/
filed 1995-05-11
CIK 25445

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended      March 31, 1995


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 1995:

                 Common stock, $1.00 Par Value - 30,166,447 shares

Part I - Financial Information

Item 1.  Financial Statements

                            Crane Co. and Subsidiaries
                         Consolidated Statements of Income
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                         Periods Ended March 31,
                                           Three Months
                                          1995      1994
Net Sales                               $432,578  $331,705

Operating Costs and Expenses:
 Cost of sales                           323,458   259,754
 Selling, general and administrative      68,597    48,816
 Depreciation and amortization            11,904     8,308
                                         403,959   316,878

Operating Profit                          28,619    14,827

Other Income (Deductions):
   Interest income                           368       711
   Interest expense                       (6,993)   (3,326)
   Miscellaneous - net                       (97)      241
                                          (6,722)   (2,374)

Income Before Taxes                       21,897    12,453

Provision for Income Taxes                 8,622     5,044

Net Income                              $ 13,275  $  7,409


Net Income Per Share                        $.44      $.25


Average Shares Outstanding                30,273    30,051

Dividends Per Share                     $  .1875  $  .1875









                  See Notes to Consolidated Financial Statements


Part I - Financial Information

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                                        March 31,    December 31,
                                                    1995      1994       1994

Assets
Current Assets:

   Cash and cash equivalents                      $  1,693  $   -      $  2,072

   Accounts receivable, less allowance
    of $3,717,($3,034 at March 31, 1994
    and $3,693 at December 31, 1994)               247,819   207,575    234,695

   Inventories at lower of cost, principally
    LIFO, or market; replacement cost would
    be higher by approximately $53,612
    ($54,763 at March 31, 1994 and $52,739 at
    December 31, 1994)

    Finished goods                                 121,596   128,955    116,625
    Finished parts and subassemblies                31,699    24,166     30,556
    Work in process                                 40,862    33,749     39,286
    Raw materials                                   53,493    35,432     50,598
                                                   247,650   222,302    237,065

   Other current assets                              6,722     8,191      6,407

     Total Current Assets                          503,884   438,068    480,239

Property, Plant and Equipment:
   Cost                                            516,209   480,594    513,348
   Less accumulated depreciation                   257,117   227,415    250,350
                                                   259,092   253,179    262,998

Other Assets                                        30,670    32,973     30,173

Intangibles, less accumulated amortization
   of $7,760 ($5,127 at March 31, 1994 and
   $7,716 at December 31, 1994.)                    62,366    27,185     63,434

Cost in excess of net assets acquired
   less accumulated amortization of
   $18,205 ($12,657 at March 31, 1994
   and $16,730 at December 31, 1994)               173,521   120,772    171,201
                                                $1,029,533  $872,177 $1,008,045


                  See Notes to Consolidated Financial Statements
                                        -3-
/TABLE

Part I - Financial Information

                                                        March 31,    December 31,
                                                    1995      1994       1994


Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of long-term debt           $  1,223  $  2,424   $  1,272
   Loans payable                                    18,423    49,085     20,986
   Accounts payable                                103,896    91,565     95,211
   Accrued liabilities                             116,995    99,684    119,382
   U.S and foreign taxes on income                  11,965    10,601      7,444
     Total Current Liabilities                     252,502   253,359    244,295

Long-Term Debt                                     333,576   244,764    331,289

Deferred Income Taxes                               33,180    12,293     32,440

Other Liabilities                                   17,391    19,393     20,159

Accrued Postretirement Benefits                     43,075    43,068     43,066

Accrued Pension Liability                            8,709     6,761      8,804


Preferred Shares, Par Value $.01
   Authorized - 5,000 Shares                             -         -          -


Common Shareholders' Equity:
   Common shares                                    30,142    29,911     30,047
   Capital surplus                                  14,678    10,871     12,766
   Retained earnings                               304,139   265,704    296,268
   Currency translation adjustment                  (7,859)  (13,947)   (11,089)
     Total Common Shareholders' Equity             341,100   292,539    327,992
                                                $1,029,533  $872,177 $1,008,045








                  See Notes to Consolidated Financial Statements




                                        -4-
/TABLE

Part I - Financial Information (Cont'd.)

                            Crane Co. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                    (Unaudited)
                                                         Three Months Ended
                                                               March 31,
                                                         1995           1994
Cash flows from operating activities:
   Net income                                          $ 13,275       $  7,409
   Depreciation                                           9,057          6,978
   Amortization                                           2,847          1,330
   Deferred taxes                                           549            153
   Cash used for operating
     working capital                                    (12,120)        (3,650)
   Other                                                 (1,854)          (172)
     Total from operating activities                     11,754         12,048

Cash flows from investing activities:
   Capital expenditures                                  (6,967)        (5,769)
   Payments for acquisitions                             (1,879)       (68,734)
   Proceeds from divestitures                               -              -
   Proceeds from disposition of capital assets            1,778            280
   Proceeds from the sale of equity investments             -              -
     Total used for investing activities                 (7,068)       (74,223)

Cash flows from financing activities:
   Equity:
     Dividends paid                                      (5,655)        (5,608)
     Reacquisition of shares                             (2,367)           (42)
     Stock options exercised                              4,373            785
       Net Equity                                        (3,649)        (4,865)
   Debt:
     Proceeds from issuance of long-term debt               -           14,460
     Repayments of long-term debt                        (3,578)        (1,053)
     Net increase in short-term debt                      2,065         41,024
       Net Debt                                          (1,513)        54,431
     Total(used for)provided from financing activities   (5,162)        49,566
Effect of exchange rate on cash and cash equivalents         97             17
Decrease in cash and cash equivalents                      (379)       (12,592)
Cash and cash equivalents at beginning of period          2,072         12,592
Cash and cash equivalents at end of period             $  1,693       $   -

Detail of Cash (Used for) Provided From Operating
   Working Capital:
Accounts receivable                                    $(11,939)      $ (7,693)
Inventories                                              (9,524)        (8,152)
Other current assets                                       (277)           452
Accounts payable                                          2,686          9,232
Accrued liabilities                                       2,553           (538)
U.S. and foreign taxes on income                          4,381          3,049
     Total                                             $(12,120)      $ (3,650)

Supplemental disclosure of cash flow information:
     Interest paid                                     $  6,251       $  5,831
     Income taxes paid                                    3,418          1,952

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

2. Sales and operating profit by segment are as follows:

                                        Three Months Ended March 31,
                                          1995      1994
  (In thousands)
  Net Sales:
    Fluid Handling                      $ 78,860  $ 65,471
    Aerospace                             51,049    18,738
    Engineered Materials                  53,938    48,700
    Crane Controls                        33,072     8,380
    Merchandising Systems                 47,623    36,738
    Wholesale Distribution               169,106   154,803
    Other                                  3,128     3,758
    Intersegment Elimination              (4,198)   (4,883)
      Total                             $432,578  $331,705

  Operating Profit (Loss):
    Fluid Handling                      $  2,243  $  3,273
    Aerospace                             11,908     3,543
    Engineered Materials                   6,675     5,514
    Crane Controls                         2,888       101
    Merchandising Systems                  6,616     4,536
    Wholesale Distribution                 1,828     1,406
    Other                                    221      (354)
    Corporate                             (3,700)   (3,109)
    Intersegment Elimination                 (60)      (83)
        Total                           $ 28,619  $ 14,827


3.Supplemental schedule on non-cash financing activities:

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






                                   -6-














Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                              and Results of Operations

                      Three Months Ended March 31, 1995 and 1994

Results From Operations:
Net income for the quarter ended March 31, 1995 was a record $13.3 million or $.44 per share, up 80% from the $7.4 million and $.25 per share reported in the same period last year. Sales in the quarter were $432.6 million, up 30% from $331.7 million last year, and operating profit increased 93% to $28.6 million.

Fluid Handling sales were up 20% but operating profit was down 31% compared to the first quarter last year. Sales were up largely due to the inclusion of the Mark Controls valve businesses acquired in April 1994, and also due to strong demand in Crane Ltd. (U.K.) markets. Segment sales and operating profit comparisons were adversely impacted primarily by Cochrane due to losses on a foreign contract, decisions by a new management team to incur certain restructuring costs, and a lawsuit settlement. Crane Pumps and Systems sales were down slightly but operating profit and margins were up due to the effects of the Burks/Deming post-acquisition consolidation cost savings.

Aerospace sales and operating profit were up significantly due largely to the inclusion of ELDEC which was acquired in late March 1994, and improved operating results at both Hydro-Aire and Lear Romec. ELDEC had its highest quarterly profit since the acquisition and its strong performance is expected to continue. The improvements at Hydro-Aire and Lear Romec resulted from market penetration and productivity increases. Hydro-Aire also had higher aftermarket sales in the quarter.

 Engineered Materials sales were up 11% due to strong end markets for the products of Kemlite, Cor Tec, and Resistoflex. Resistoflex also benefited from new product introductions. The segment's 21% operating profit increase from last year was largely due to Cor Tec and Resistoflex. Kemlite, Cor Tec and Resistoflex are each leaders in their served markets and enjoy high profitability due to a competitive cost advantage. Crane Plumbing sales declined 17% due to the weak Canadian housing market but operating profit was slightly improved.

Crane Controls sales and operating profit were up dramatically in the quarterly comparisons primarily due to the inclusion this year of the businesses acquired as part of Mark Controls in April 1994. All businesses in this segment (Azonix, Barksdale, Dynalco, Powers Process Controls, and Ferguson) had better results than last year. Reported results of this segment are somewhat distorted by non-cash goodwill charges of $3 million per year which reduce reported earnings but have no effect on cash flow returns.

                                    -7-








Merchandising Systems sales were up 30%, largely due to National Vendors' continued success with new product introductions, notably Cafe System "7", higher sales of its broad line of snack, drink and food machines, and the commencement of another contract for the Post Office in March 1995. National Vendors' profits and margins were higher due to the higher sales. National Vendors' results continued to improve despite disruptions caused by construction connected with the last stages of the $25 million plant expansion and cost reduction project. Sales at NRI were up significantly in the quarter but the unit operated at a small loss due entirely to an $.8 million bad debt loss resulting from a customer bankruptcy.

Wholesale Distribution sales were up 9% due to Huttig's acquisition of a specialty millwork facility in June 1994, and operating profit was up 30% due to strong results at Crane Supply and improvement at Valve Systems, partly offset by lower margins at Huttig.

Net interest expense in the quarter increased $4 million compared to the prior year due to debt financed acquisitions. Net debt was $351.5 million at the end of the quarter, and the net debt to capital ratio was 51% .

The effective tax rate decreased to 39.4% in the first quarter of 1995 compared to 40.5% in 1994 due primarily to operating losses in Germany with no tax benefit in 1994.

Item 2.  Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                      Three Months Ended March 31, 1995 and 1994


[CAPTION]
Liquidity and Capital Resources:

     During the first three months of 1995 the company generated $11.8 million of cash from operating activities, compared to $12.0 million in 1994. Net debt totaled 51 percent of capital at March 31, 1995. The current ratio increased to 2.0 with working capital totaling $251.4 million and $184.7 million in 1995 and 1994, respectively. Interest coverage as a result of the Mark Controls acquisition in April 1994 was 4.1, compared to 4.7 at March 31, 1994. The company had unused credit lines of $408 million at March 31, 1995.

Part II - Other Information

Item 4.    Submission of Matters to a vote of Security Holders

  A) The Annual Meeting of shareholders was held on May 8, 1995.

  B) The following three Directors were reelected to serve for three       years
until the Annual Meeting of 1998.
                    Mr. Mone Anathan,III
                         Vote for           -   27,397,368
                         Vote withheld   -      133,278

                    Mr.Richard S.Forte`
                         Vote for           -   27,397,254
                         Vote withheld   -      133,392

      The following Director was elected to serve for three years until the Annual Meeting of 1998.
                    Mr.Jean Gaulin
                         Vote for           -   27,387,338
                         Vote withheld   -      143,308

  C) The shareholders approved the selection of Deloitte & Touche LLP.as independent auditors for the company for 1995.
                         Vote for           - 27,414,369
                         Vote against       -     47,903
                         Abstained          -     68,374

  D) Approval of the Company's Stock Option Plan as amended to make an additional 1,000,000 shares of Common Stock available for grant
                         Vote for           - 26,383,556
                         Vote against       -    874,736
                         Abstained          -    272,354

Item 6.   Exhibits and Reports on Form 8-K

     11. Computation of earnings per share for the quarters March 31, 1995 and 1994.

     27. Article 5 of Regulation S-X Financial Data Schedule for the first quarter.


                                        -10-

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CRANE CO.
                                                       REGISTRANT



Date May 11, 1995                    By
                                                        D.S. SMITH
                                                  Vice President-Finance
                                               and Chief Financial Officer






Date May 11, 1995                    By
                                                        M.L. RAITHEL
                                                         Controller

                            Crane Co. and Subsidiaries
                              Exhibit A to Form 10-Q
                    Computation of Net Income per Common Share
                       Three Months March 31, 1995 and 1994
                     (In Thousands, Except Per Share Amounts)


                                         Period Ended March 31,
                                          Three Months
                                         1995      1994
Primary Net Income Per Share:

 Net income available
     to shareholders                    $13,275   $ 7,409

 Average primary shares outstanding      30,273    30,051

 Net income                                $.44      $.25


Fully Diluted - Income Per Share:

 Net income                             $13,275   $ 7,409

   Add back interest, net of tax,
   assuming the conversion of
   debentures                               -            6

 Net income available to
   shareholders, assuming the
   conversion of debentures             $13,275   $ 7,415


Average primary shares outstanding       30,273    30,051

 Add:
   Adjustment for further dilutive
   effect of stock options (ending
   market price higher than average
   market price used in primary
   shares calculation)                       23      -

   Shares reserved for conversion
     of debentures                          -         171

Average fully diluted shares
  outstanding                            30,296    30,222

Net income                                 $.44      $.25

