Form 10-Q
period 1995-06-30
CRANE CO /DE/
filed 1995-08-14
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1995


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1995:

          Common stock, $1.00 Par Value - 30,517,164 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                      Periods Ended June 30,
                                   Three Months           Six Months
                                 1995        1994       1995    1994
Net Sales                        $ 451,479   $ 428,729   $ 884,057 $ 760,434

Operating Costs and Expenses:
  Cost of sales                    332,763     324,769     656,221   584,523
  Selling, general and
     administrative                 67,875      62,894     136,472   111,710
  Depreciation & amortization       11,942      12,142      23,846    20,450
                                   412,580     399,805     816,539   716,683

Operating Profit                    38,899      28,924      67,518    43,751

Other Income (Deductions):
  Interest income                      255       1,740         623     2,451
  Interest expense                  (7,037)     (6,023)    (14,030)   (9,349)
  Miscellaneous - net                  463         488         366       729
                                    (6,319)     (3,795)    (13,041)   (6,169)

Income Before Taxes                 32,580      25,129      54,477    37,582

Provision for Income Taxes          12,463       9,463      21,085    14,507

Net Income                        $ 20,117    $ 15,666    $ 33,392  $ 23,075


Net Income Per Share                  $.66        $.52       $1.10      $.77

Average Shares Outstanding          30,622      30,120      30,459    30,085

Dividends Per Share                 $.1875      $.1875      $.3750    $.3750








           See Notes to Consolidated Financial Statements


Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
              (In Thousands, Except Per Share Amounts)


                                        June 30,        December 31,
                                       1995       1994      1994
                                       (Unaudited)
Assets
Current Assets:

Cash and cash equivalents         $       661 $      2,894  $     2,072

Accounts receivable, less
  allowance of $3,980 ($4,089
  at June 30, 1994 and $3,693
  at December 31, 1994)               252,894      248,207      234,695


Inventories at lower of cost,
  principally LIFO, or market;
  replacement cost would be
  higher by approximately
  $53,114, ($56,055 at
  June 30, 1994 and $52,739
  at December 31, 1994)


   Finished goods                     122,910      132,599      116,625
   Finished parts and
     subassemblies                     32,886       27,156       30,556
   Work in process                     39,549       41,097       39,286
   Raw materials                       53,223       51,447       50,598
                                      248,568      252,299      237,065

Other current assets                    7,861       13,712        6,407

     Total Current Assets             509,984      517,112      480,239

Property, Plant and Equipment:
   Cost                               520,126      517,167      513,348
   Less accumulated depreciation      263,636      237,292      250,350
                                      256,490      279,875      262,998

Other Assets                           37,100       29,196       30,173

Intangibles, less accumulated
  amortization of $8,851
  ($5,758 at June 30, 1994 and
   $7,716 at December 31, 1994)        61,358       67,241       63,434

Cost in excess of net assets
  acquired less accumulated
   amortization of $19,569
   ($14,111 at June 30, 1994
   and $16,730 at
   December 31, 1994)                 170,941      174,692      171,201
                                  $ 1,035,873 $  1,068,116  $ 1,008,045




           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

                                           June 30,       December
                                                          31,
                                          1995    1994        1994
                                           (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt    $     1,196  $     2,122   $     1,272
 Loans payable                                20,428       58,990       20,986
 Accounts payable                            101,229      102,384       95,211
 Accrued liabilities                         118,071      113,568      119,382
 U.S. and foreign taxes on income              8,256        7,069        7,444
    Total Current Liabilities                249,180      284,133      244,295

Long-Term Debt                               326,258      380,176      331,289

Deferred Income Taxes                         32,306       25,442       32,440

Other Liabilities                             19,059       23,277       20,159

Accrued Postretirement Benefits               43,172       43,086       43,066

Accrued Pension Liability                      8,725        6,960        8,804

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                      -            -            -

Common Shareholders' Equity:
 Common shares                                30,506       30,034       30,047
 Capital surplus                              24,871       13,687       12,766
 Retained earnings                           309,746      273,355      296,268
 Currency translation adjustment              (7,950)     (12,034)     (11,089)

    Total Common Shareholders' Equity        357,173      305,042      327,992
                                         $ 1,035,873  $ 1,068,116   $ 1,008,045








           See Notes to Consolidated Financial Statements




                                -4-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                        Six   Months
Ended
                                                          June 30,
                                                       1995     1994
Cash flows from operating activities:
   Net income                                        $  33,392   $   23,074
   Depreciation                                         17,915       16,331
   Amortization                                          5,931        4,119
   Deferred taxes                                         (697)         290
   Cash used for operating working capital             (22,181)     (16,063)
   Other                                                (3,020)      (3,683)
Total from operating activities                         31,340       24,068

Cash flows from investing activities:
   Capital expenditures                                (13,609)     (12,345)
   Payments for acquisitions                            (1,879)    (161,424)
   Proceeds from divestitures                              -           -
   Proceeds from disposition of capital assets           3,120          719
   Purchase of equity investment                        (5,038)        -
Total used for investing activities                    (17,406)    (173,050)

Cash flows from financing activities:
   Equity:
     Dividends paid                                    (11,365)     (11,239)
     Reacquisition of shares                            (3,115)         (42)
     Stock options exercised                             7,323          794
       Net Equity                                       (7,157)     (10,487)
   Debt:
     Proceeds from issuance of long-term debt              -        230,105
     Repayments of long-term debt                       (7,934)     (74,748)
     Net decrease in short-term debt                      (311)      (5,690)
       Net Debt                                         (8,245)     149,667
Total(used for)provided from financing activities      (15,402)     139,180
Effect of exchange rate on cash and cash equivalents        57          104
Decrease in cash and cash equivalents                   (1,411)      (9,698)
Cash and cash equivalents at beginning of period         2,072       12,592
Cash and cash equivalents at end of period           $     661   $    2,894

Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (15,379)  $  (23,850)
Inventories                                             (8,441)         (85)
Other current assets                                    (1,379)      (4,792)
Accounts payable                                         4,406       18,192
Accrued liabilities                                     (2,191)      (3,994)
U.S. and foreign taxes on income                           803       (1,534)
     Total                                           $ (22,181)  $  (16,063)

Supplemental disclosure of cash flow information:
     Interest paid                                   $  13,876   $   10,088
     Income taxes paid                                  19,279       12,737


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

2.  Sales and operating profit by segment are as follows:

                        Three Months Ended        Six Months Ended
                             June 30,                  June 30,
                          1995         1994         1995       1994
(In thousands)

  Net Sales:
Fluid Handling            $  83,397    $  79,306        $ 162,257   $  144,777
Aerospace                    53,440       48,785          104,489       67,523
Engineered Materials         50,026       53,868          103,964      102,568
Crane Controls               34,195       23,017           67,267       31,397
Merchandising Systems        51,984       39,861           99,607       76,599
Wholesale Distribution      179,580      185,941          348,686      340,744
Other                         3,190        3,527            6,318        7,285
Intersegment Elimination     (4,333)      (5,576)          (8,531)     (10,459)
     Total                $ 451,479    $ 428,729        $ 884,057   $  760,434


  Operating Profit (Loss):
Fluid Handling            $   4,990   $   4,611        $   7,233      $  7,884
Aerospace                    14,344       7,435           26,252        10,978
Engineered Materials          5,345       6,909           12,020        12,423
Crane Controls                3,170       1,961            6,058         2,062
Merchandising Systems         8,780       6,463           15,396        10,999
Wholesale Distribution        5,921       4,445            7,749         5,851
Other                          (179)        253               42          (101)
Corporate                    (3,610)     (3,133)          (7,310)       (6,242)
Intersegment Elimination        138         (20)              78          (103)
     Total                $  38,899   $  28,924        $  67,518      $ 43,751


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






                             -6-







Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

           Three and Six Months Ended June 30, 1995 and 1994

[CAPTION]
Results From Operations:

Second Quarter of 1995 Compared to Second Quarter of 1994:

Net income for the quarter ended June 30, 1995 of $20.1 million or $.66 per share was a 28% increase from the $15.7 million or $.52 per share reported for the same period last year. Sales in the quarter were $451.5 million, up 5% from last year, and operating profit increased 35% to $38.9 million.

Fluid Handling operating profit was up 8% in the quarter on a 5% increase in sales. Sales were up largely due to the inclusion of the Mark Controls valve businesses acquired in April 1994, strong demand in Crane Ltd. (U.K.) markets, and improvement at Westad. The favorable segment sales and operating profit comparisons were constrained by the impact of a decline in Canadian commercial construction markets on valve sales, and weak performance at the Pacific Valves and Flowseal businesses. Backlog in the domestic valve business is 60% higher than last year. Crane Pumps and Systems sales were down slightly due principally to the loss of a large private label customer, but operating profit and margins were up, the result of productivity improvements.

Aerospace sales and operating profit were up significantly with improvements at all three of the segment's business units. ELDEC had its highest profit quarter since its acquisition in March of 1994. In the quarter, ELDEC made a $5 million, 47% equity investment in Powec, a Norwegian manufacturer of power conditioning products and systems. This will enhance ELDEC's initiative to expand its core power electronics business into the growing wireless telecommunications market. Hydro-Aire and Lear Romec earnings were up due to higher aftermarket sales and productivity improvements. Order levels remain strong for all three businesses.

Engineered Materials sales and operating profit were down compared to the second quarter last year. The operating profit decrease was largely due to the impact on Kemlite of weaker demand from recreational vehicle manufacturers. Crane Plumbing sales and operating profit were hurt by the weak Canadian housing market as indicated by 35% lower housing starts than in the second quarter of 1994. Partially offsetting these negatives, CorTec's shipments and profits were significantly ahead of last year, and Resistoflex's operating profit was double last year due to implementation of a cost reduction program, and the increase in lined pipe and fitting sales.


                                 -7-



Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

           Three and Six Months Ended June 30, 1995 and 1994

[CAPTION]
Results From Operations:

Second Quarter of 1995 Compared to Second Quarter of 1994:

Crane Controls sales and operating profit were up in the quarterly comparisons primarily due to the inclusion this year of the businesses acquired as part of Mark Controls in late April 1994. All businesses in this segment are performing well, with the exception of Ferguson Europe, where recent restructuring efforts will result in favorable comparisons for the balance of the year. Reported results in this segment include goodwill charges of $3 million per year which reduce reported earnings but have no effect on cash flow returns.

Merchandising Systems sales were up 30%, largely due to expanded distribution channels and the continued success with National Vendors' Cafe System "7". In addition, the Post Office contract was completed in the second quarter, which added $4 million to sales. The benefits of National Vendors' $25 million plant expansion and cost reduction project should begin in the second half of 1995. Notably for this segment, NRI operated at a profit in the quarter compared to a loss last year, due to a 26% increase in sales and the cost reduction program executed in 1993 and 1994.

Wholesale Distribution sales were down 3% due to a decline in Huttig's distribution sales while operating profit was up 33% due to strong results at Crane Supply and improvement at Valve Systems.

Net interest expense in the quarter increased $2.5 million compared to the prior year due to debt financed acquisitions.

The effective tax rate increased to 38.3% in the second quarter of 1995 compared to 37.7% in 1994 due to a tax refund in the second quarter of 1994.









                                 -8-
Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

           Three and Six Months Ended June 30, 1995 and 1994

[CAPTION]
Results From Operations:

Six Months Ended June 30, 1995 Compared to Six Months Ended
June 30 , 1994:

Net income for the first six months was up 45% to $33.4 million or $1.10 per share compared to $23.1 million or $.77 per share last year. Operating income for the first six months was up 54% to $67.5 million on a sales increase of 16% to $884.1 million.

Fluid Handling sales were up 12% compared to 1994 due to the Mark Controls acquisition and an increase at Crane Ltd.(U.K.). Operating profit declined 8% from the prior year due to a loss at Cochrane's water treatment business and lower results at both Pacific Valves and Flowseal which more than offset improvement at the other businesses within the segment.

Aerospace sales and operating profit were up significantly for the first six months due largely to the inclusion of ELDEC which was acquired in late March 1994, and improved operating results at both Hydro-Aire and Lear Romec.

Engineered Materials sales were up slightly compared to June 1994, as strong sales at Cortec were partially offset by lower sales at Crane Plumbing. Operating profit decreased 3% due to a loss at Crane Plumbing, the result of the weak Canadian housing market and lower earnings at Kemlite due to higher material costs.

Crane Controls sales and operating profit were up primarily due to the inclusion this year of the businesses acquired as part of Mark Controls in April 1994. On an operating basis, sales and operating profit were up 24% and 38%, respectively. Results of this segment are somewhat distorted by non-cash goodwill charges of $3 million per year which reduce earnings but have no effect on cash flow returns.

Merchandising Systems sales were up 30% from last year to $99.6 million. This increase was due to the continued strong acceptance of National Vendors' new product introductions, higher sales due to a Post Office Contract and expanded distribution channels. National Vendors' profits were up significantly due to higher sales and production volume. NRI sales were up 31% from last year and the unit was profitable compared to a loss last year.

Wholesale Distribution sales were up 2% due to Huttig's May 1994 acquisition of a specialty millwork manufacturer, and higher sales at Valve Systems and Crane Supply. These increases were offset by lower Huttig distribution sales. Operating profit was up 32% due to strong results at Crane Supply and improved results at Valve Systems which more than offset lower Huttig earnings. Huttig has incurred approximately $1 million in costs in the first six months of 1995 in connection with closing its distribution facility in New Jersey.

Item 2.  Management's Discussion and Analysis of Financial Condition

                     and Results of Operations

           Three and Six Months Ended June 30, 1995 and 1994

[CAPTION]
Results From Operations:

Six Months Ended June 30, 1995 Compared to Six Months Ended
June 30 , 1994:

Net interest expense increased $6.5 million compared to the prior year due to debt financed acquisitions.

The effective tax rate increased to 38.7% from 38.6% in 1994.


[CAPTION]
Liquidity and Capital Resources:

    During the first half of 1995 the company generated $31.3 million of cash from operating activities, compared to $24.1 million in 1994. Net debt totaled 49 percent of capital at June 30, 1995. The current ratio increased to 2.1 with working capital totaling $260.8 million in 1995 compared to $232.9 million in 1994. The company had unused credit lines of $394 million at June 30, 1995.

Part II - Other Information

Item 1.   Legal Proceedings:

      Neither the company, nor any subsidiary of the company has become a party to, nor has any of their property become the subject of any material legal proceeding other than ordinary routine litigation incidental to their businesses.

     The following proceeding is included herein because it has been reported in the media and was previously reported in the company's Annual Report for 1994 on Form 10K. On September 22, 1992 the company was served with a complaint filed in the U.S. District Court, Eastern District of Missouri naming the company and its former subsidiary CF&I Steel Corporation ("CF&I") as defendants and alleging violations of the False Claims Act in connection with the distribution of CF&I to the company's shareholders in 1985 (Civil Actions Nos. 91-0429-C-1 and 4:92CV005144JCH). On June 1, 1993 the
federal court in the Eastern District of Missouri dismissed the Complaint for lack of standing of the plaintiff and the plaintiff appealed. In November, 1994 the Eighth Circuit Court of Appeals
reinstated the action. The company's petition to the U.S. Supreme Court for a writ of certiorari was denied on or about June 19, 1995 and the case has been returned to the District Court for further proceedings. The case involves allegations of a continuing agreement and concert of action between the company and CF&I to distribute CF&I to the Company's shareholders, thereafter to terminate CF&I's pension plan so as to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume CF&I's liability for unfunded pension liabilities (of allegedly $270 million) to prevent the PBGC from obtaining any reimbursement from the company, and to publish and file misleading information in furtherance of that objective. The plaintiffs seek treble damages and attorney's fees. The company believes the plaintiff has no standing, the False Claims Act does not apply and that the allegations are without merit. In all events the company will vigorously defend itself against this litigation and believes that the case will ultimately be dismissed.

     The following proceeding is not considered by the company to be material to its business or financial condition and are reported herein because of the requirements of the Securities and Exchange Commission with respect to the description of administrative or judicial proceedings by governmental authorities arising under federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment:

      As reported in the Annual Report for 1994 on Form 10-K, in a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised CorTec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that CorTec's plant facility in Washington Court House, Ohio had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits. The Ohio Attorney General's office also alleged that certain contaminant sources at the CorTec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. CorTec recently constructed an air remediation system in its plant which included the installation of a hood, vent and incinerator to capture and incinerate the styrene emissions. The Ohio Attorney General's office previously proposed CorTec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million which CorTec has refused to do. In a letter dated July 17, 1995 the Attorney General's office of the State of Ohio delivered a draft Complaint to CorTec (Court of Common Pleas, Fayette County, Ohio) alleging failure by CorTec to obtain various permits to install and to operate sources of contaminants and also alleging violations of air emissions standards for periods 1974 to 1993. Penalties of $25,000 per day for each violation are demanded in the draft Complaint. The Attorney General's office has requested a meeting to discuss a resolution of the matter by means of a Consent Order. CorTec believes it has adequate defenses to the allegations made by the Attorney General and it plans to vigorously resist paying any damages, fines, or penalties.

Item 6.   Exhibits and Reports on Form 8-K

    10. Material Contracts

(iii)A Compensatory Plans. There is incorporated by reference herein:(a)Exhibits 4(a) and 4(b)to
        Registrant's Registration Statement No. 33- 59389,
        Exhibits 4(b)(i) and (ii) to Registration Statement
        No. 33-59399, and Exhibit 4(b) to Registration
        Statement No. 33-59475 on form S-8 with respect to the Crane Co. Stock Option Plan, the Crane Co.
        Restricted Stock Award and the Crane Co.
        Non- Employee Director Restricted Stock Plan.

        11.Computation  of  earnings  per  share   for   the
        quarters and six months ended June 30, 1995 and 1994.

        27.Article 5 of Regulation S-X Financial Data Schedule for the second quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date August 14 1995                By           D.S. SMITH
                                               D.S. SMITH
                                         Vice President-Finance
                                       and Chief Financial Officer





Date August 14 1995                By           M.L. RAITHEL
                                               M.L. RAITHEL
                                                Controller

                     Crane Co. and Subsidiaries
                       Exhibit A to Form 10-Q
             Computation of Net Income per Common Share
         Three and Six Months Ended June 30, 1995 and 1994
              (In Thousands, Except Per Share Amounts)

                                         Three Months      Six Months Ended
                                            Ended
                                           June 30,            June 30,
                                        1995     1994        1995   1994

Primary Net Income Per Share:

  Net income available
    to shareholders                    $20,117  $ 15,666      $33,392  $23,075

  Average primary shares outstanding    30,622    30,120       30,459   30,085

  Net Income                           $   .66  $    .52      $  1.10  $   .77

Fully Diluted - Income Per Share:

  Net income                           $20,117  $ 15,666      $33,392  $23,075

    Add back interest, net of tax,
    assuming the conversion of
    debentures                             -           6          -         12

  Net income available to
    shareholders, assuming the
    conversion of debentures           $20,117  $ 15,672      $33,392  $23,087

Average primary shares outstanding      30,622    30,120       30,459   30,085

Add
    Adjustment for further dilutive
    effect of stock options (ending
    market price higher than average
    market price used in primary
    shares calculation)                     14         3           15        3

    Shares reserved for conversion
     of debentures                         -         164          -        168

Average fully diluted shares
  outstanding                           30,636    30,287       30,474   30,256

Net income                             $   .66  $    .52      $  1.10  $   .76







