Form 10-Q
period 1995-09-30
CRANE CO /DE/
filed 1995-11-14
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       September 30, 1995


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1995:

          Common stock, $1.00 Par Value - 30,162,789 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                         Periods Ended September 30,
                                      Three Months             Nine Months
                                   1995          1994       1995        1994
Net Sales                        $ 453,344   $ 451,108   $ 1,337,401 $ 1,211,542

Operating Costs and Expenses:
  Cost of sales                    336,860     339,806       993,081     924,329
  Selling, general and
     administrative                 65,944      65,509       202,416     177,219
  Depreciation & amortization       12,406      13,312        36,252      33,762
                                   415,210     418,627     1,231,749   1,135,310

Operating Profit                    38,134      32,481       105,652      76,232

Other Income (Deductions):
  Interest income                      979         467         1,602       2,918
  Interest expense                  (6,699)     (7,623)      (20,729)    (16,972)
  Miscellaneous - net                2,701         626         3,067       1,355
                                    (3,019)     (6,530)      (16,060)    (12,699)


Income Before Taxes                 35,115      25,951        89,592      63,533

Provision for Income Taxes          13,086       9,949        34,171      24,456

Net Income                        $ 22,029    $ 16,002    $   55,421   $  39,077


Net Income Per Share                  $.71        $.53         $1.81       $1.30

Average Shares Outstanding          30,830      30,219       30,567       30,129

Dividends Per Share                 $.1875      $.1875       $.5625       $.5625








           See Notes to Consolidated Financial Statements


Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
              (In Thousands, Except Per Share Amounts)


                                         September 30,       December 31,
                                        1995       1994        1994
                                       (Unaudited)
Assets
Current Assets:

Cash and cash equivalents         $       423 $      2,470  $     2,072

Accounts receivable, net of
  allowance                           284,966      245,778      234,695



Inventories at lower of cost,
  principally LIFO, or market;
  replacement cost would be
  higher by approximately
  $52,021, ($56,250 at
  September 30, 1994 and $52,739
  at December 31, 1994)


   Finished goods                     113,439      123,367      116,625
   Finished parts and
     subassemblies                     33,710       27,308       30,556
   Work in process                     37,358       41,588       39,286
   Raw materials                       54,558       52,051       50,598
                                      239,065      244,314      237,065

Other current assets                    6,682       13,648        6,407

     Total Current Assets             531,136      506,210      480,239

Property, Plant and Equipment:
   Cost                               507,259      524,297      513,348
   Less accumulated depreciation      263,540      246,166      250,350
                                      243,719      278,131      262,998

Other Assets                           27,410       24,962       30,173

Intangibles, less accumulated
  amortization of $9,924
  ($6,833 at September 30,  1994
   and $7,716 at December 31, 1994)    60,142       66,179       63,434

Cost in excess of net assets
  acquired less accumulated
   amortization of $21,051
   ($15,621 at September 30, 1994
   and $16,730 at
   December 31, 1994)                 169,297      171,818      171,201
                                  $ 1,031,704 $  1,047,300  $ 1,008,045




           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

                                            September 30,       December 31,
                                          1995       1994          1994
                                           (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt    $       767  $     1,453   $     1,272
 Loans payable                                14,819       28,816       20,986
 Accounts payable                            109,612      100,231       95,211
 Accrued liabilities                         120,341      110,109      119,382
 U.S. and foreign taxes on income              9,872        5,402        7,444
    Total Current Liabilities                255,411      246,011      244,295

Long-Term Debt                               305,756      386,302      331,289

Deferred Income Taxes                         32,315       22,929       32,440

Other Liabilities                             17,274       23,217       20,159

Accrued Postretirement Benefits               43,138       43,162       43,066

Accrued Pension Liability                      8,730        6,991        8,804

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                      -            -            -

Common Shareholders' Equity:
 Common shares                                30,363       30,102       30,047
 Capital surplus                              20,037       14,081       12,766
 Retained earnings                           326,766      284,478      296,268
 Currency translation adjustment              (8,086)      (9,973)     (11,089)

    Total Common Shareholders' Equity        369,080      318,688      327,992
                                         $ 1,031,704  $ 1,047,300   $ 1,008,045








           See Notes to Consolidated Financial Statements




                                -4-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                       Nine Months Ended
                                                        September 30,
                                                        1995         1994
Cash flows from operating activities:
   Net income                                        $  55,421   $   39,077
   Depreciation                                         26,848       26,075
   Amortization                                          9,404        7,687
   Deferred taxes                                       (1,385)         204
   Cash used for operating working capital             (27,800)     (12,845)
   Other                                                   872       (4,185)
Total from operating activities                         63,360       56,013

Cash flows from investing activities:
   Capital expenditures                                (20,239)     (21,915)
   Payments for acquisitions                            (1,879)    (161,424)
   Proceeds from divestitures                              -          2,580
   Proceeds from disposition of capital assets           8,100        3,540
   Purchase of equity investment                        (5,501)        -
Total used for investing activities                    (19,519)    (177,219)

Cash flows from financing activities:
   Equity:
     Dividends paid                                    (17,096)     (16,884)
     Reacquisition of shares                            (3,129)         (42)
     Stock options exercised                             8,762        1,041
       Net Equity                                      (11,463)     (15,885)
   Debt:
     Proceeds from issuance of long-term debt              -        230,105
     Repayments of long-term debt                      (13,051)     (75,164)
     Net decrease in short-term debt                   (21,052)     (28,059)
       Net Debt                                        (34,103)     126,882
Total(used for)provided from financing activities      (45,566)     110,997
Effect of exchange rate on cash and cash equivalents        76           87
Decrease in cash and cash equivalents                   (1,649)     (10,122)
Cash and cash equivalents at beginning of period         2,072       12,592
Cash and cash equivalents at end of period           $     423   $    2,470

Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (37,497)  $  (21,075)
Inventories                                              1,232        8,777
Other current assets                                      (209)      (4,607)
Accounts payable                                         6,164        9,815
Accrued liabilities                                        110       (2,528)
U.S. and foreign taxes on income                         2,400       (3,227)
     Total                                           $ (27,800)  $  (12,845)

Supplemental disclosure of cash flow information:
     Interest paid                                   $  19,681   $   17,039
     Income taxes paid                                  30,526       24,269


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

2.  Sales and operating profit by segment are as follows:

                           Three Months Ended              Nine Months Ended
                              September 30,                  September 30,
                             1995         1994               1995       1994
(In thousands)

  Net Sales:
Fluid Handling            $  88,438    $  81,921        $   250,695 $    226,698
Aerospace                    55,902       46,413            160,391      113,936
Engineered Materials         47,842       50,975            151,806      153,543
Crane Controls               31,739       27,642             99,006       59,039
Merchandising Systems        42,480       42,883            142,087      119,482
Wholesale Distribution      187,765      203,193            536,451      543,937
Other                         2,903        2,478              9,221        9,763
Intersegment Elimination     (3,725)      (4,397)           (12,256)     (14,856)
     Total                $ 453,344    $ 451,108        $ 1,337,401 $  1,211,542


  Operating Profit (Loss):
Fluid Handling            $   6,560   $   5,866        $  13,793   $ 13,750
Aerospace                    14,329       9,522           40,581     20,500
Engineered Materials          4,699       6,111           16,719     18,534
Crane Controls                2,417       1,697            8,475      3,759
Merchandising Systems         4,587       5,275           19,983     16,274
Wholesale Distribution        8,793       6,835           16,542     12,686
Other                           280        (427)             322       (528)
Corporate                    (3,507)     (2,517)         (10,817)    (8,759)
Intersegment Elimination        (24)        119               54         16
     Total                $  38,134   $  32,481        $ 105,652   $ 76,232


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






                             -6-







Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

        Three and Nine Months Ended September 30, 1995 and 1994

[CAPTION]
Results From Operations:

Third Quarter of 1995 Compared to Third Quarter of 1994:

Net income for the quarter ended September 30, 1995 of $22 million or $.71 per share was the second consecutive record quarter, a 38% increase from the $16 million or $.53 per share reported for the same period last year. Sales in the quarter were $453.3 million, up 1% from last year, and operating profit increased 17% to $38.1 million.

Fluid Handling sales and operating profit were up 8% and 12% in the quarter compared to the prior year due to increased demand for the pressure seal valve line of the Pacific Valve business and for valve products in the United Kingdom, where the third quarter domestic demand was exceptionally strong. The backlog in the worldwide valve business is 66% higher than last year. In the third quarter the Hebei Ningjin Valve Plant in China, the Company's first manufacturing joint venture in the Far East, started manufacturing quarter turn industrial iron valves for sale through Crane Co.'s global distribution network. Pumps business units sales were approximately the same as last year.

Aerospace sales and operating profit were up substantially with improvement at all three of the segment's business units. ELDEC continued strong with quarterly profit 37% over last year on a 24% increase in shipments. Hydro-Aire and Lear Romec earnings were up due to somewhat higher OEM and aftermarket sales. Program wins and market strength in the business and commuter jet market is of increasing importance to segment results. Aerospace backlog is 16% higher than last year.

Engineered Materials sales and operating profit were down 6% and 23% compared to the third quarter last year. The operating profit decrease was partially due to the impact of higher raw material costs at Kemlite and the inability to pass on these costs in the market. The weak Canadian housing market, with housing starts 34% below the same period last year, continued to adversely impact Crane Plumbing sales and operating profit. Cor-Tec's shipments continued strong and were significantly ahead of last year while profit doubled from 1994. Resistoflex's operating profit increased compared to last year due to improved manufacturing efficiency and continued strong demand for lined pipe and fittings.


                                 -7-



Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

        Three and Nine Months Ended September 30, 1995 and 1994

[CAPTION]
Results From Operations:

Third Quarter of 1995 Compared to Third Quarter of 1994:

Crane Controls sales and operating profit were up 15% and 42% compared to the third quarter 1994. Barksdale had record shipments for the quarter due to the Unimess acquisition and additional distribution channels. Ferguson operating profit increased primarily due to higher shipments and margins on the Index and Cams product line.

Merchandising Systems sales and operating profit were down due to the leveling off of the automated merchandising market and increased promotional activities to entice new equipment purchases. The Cafe System "7" product continues to gain acceptance. NRI operated at a profit for the second consecutive quarter due to higher production and sales levels and the benefits of the cost reduction program previously instituted.

Wholesale Distribution sales were down due to lower shipments at Huttig, which reflected a slow down in single family construction across the United States. Despite lower sales, Huttig's operating profit increased as a result of management's continued focus on operating cost and inventory management which resulted in LIFO income of $1.5 million in the quarter. In addition, strong results at Crane Supply and continued improvement at Valve Systems resulted in a 29% operating profit increase in the segment over the third quarter 1994.

Net interest expense in the quarter decreased $1.4 million compared to the prior year due to decreased debt. Net debt was $320.9 million at the end of the quarter.

Miscellaneous income increased $2.1 million in the third quarter. The third quarter results included a gain of $9.4 million on the sale of Mid-Ocean Reinsurance investment in September partially offset by legal costs for a previously discontinued operation of $3.4 million and net losses recognized on excess real estate of $3.5 million.

The effective tax rate decreased to 37.3% in the third quarter of 1995 compared to 38.3% in 1994 due principally to lower taxes related to non U.S. operating units.







                                 -8-
Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

        Three and Nine Months Ended September 30, 1995 and 1994

[CAPTION]
Results From Operations:

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30 , 1994:

Net income for the first nine months was up 42% to $55.4 million or $1.81 per share compared to $39.1 million or $1.30 per share last year. Operating income for the first nine months was up 39% to $105.7 million on a sales increase of 10% to $1.3 billion.

Fluid Handling sales were up 11% compared to 1994 due to increased demand for valve products in the United Kingdom as well as the inclusion of Mark Controls Corporation acquired in April 1994. Operating profit remained level with the prior year due to a loss at Cochrane's water treatment business and lower results at both Pacific Valves and Flowseal which more than offset improvement at the other businesses within the segment.

Aerospace sales and operating profit were up significantly for the first nine months due largely to the inclusion of ELDEC which was acquired in late March 1994, and improved operating results at both Hydro-Aire and Lear Romec.

Engineered Materials sales were down slightly compared to September 1994, as strong sales at Cortec and Resistoflex were offset by lower sales at Crane Plumbing. Operating profit decreased 10% due to a loss at Crane Plumbing, the result of the weak Canadian housing market and lower earnings at Kemlite due to higher material costs.

Crane Controls sales increased 68% compared to last year while operating profit more than doubled due mainly to the Mark Controls Corporation acquisition in April 1994. Results of this segment are somewhat distorted by non-cash goodwill charges of $3 million per year which reduce earnings but have no effect on cash flow returns.

Merchandising Systems sales were up 19% from last year to $142.1 million. This increase was due to the continued strong acceptance of National Vendors' new product introductions and expanded distribution channels. National Vendors' profits were up 10% due to higher sales and production volume. NRI sales were up 27% from last year and the unit was profitable compared to a loss last year.

Wholesale Distribution sales were down 1% due to Huttig's distribution business and reflects the slowdown in single family housing construction across the United States which offset the higher sales at Valve Systems and Crane Supply. Operating profit was up 30% due to strong results at Crane Supply and improved results at Valve Systems which more than offset lower Huttig earnings.

Item 2.  Management's Discussion and Analysis of Financial Condition

                     and Results of Operations

        Three and Nine Months Ended September 30, 1995 and 1994

[CAPTION]
Results From Operations:

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994:

Net interest expense increased $5.1 million compared to the prior year due to debt financed acquisitions in 1994.

Miscellaneous income increased $1.7 million compared to the prior year. Results for the year included a $9.4 million gain on the sale of Mid-Ocean Reinsurance investment in September partially offset by legal costs for a previously discontinued operation of $3.4 million and net losses recognized on excess real estate of $3.4 million.

The effective tax rate decreased to 38.1% from 38.5% in 1994.


[CAPTION]
Liquidity and Capital Resources:

    During the first nine months of 1995 the company generated $63.4 million of cash from operating activities, compared to $56 million in 1994. Net debt totaled 47 percent of capital at September 30, 1995 compared to 57 percent last year. The current ratio of 2.1 remained the same as 1994 with working capital totaling $275.7 million in 1995 compared to $260.2 million in 1994. The company had unused credit lines of $401 million at September 30, 1995.

    On October 30, 1995 the company acquired certain assets and assumed certain liabilities of Process Systems, Inc. based in Warren, Michigan for a net purchase price of $7 million. Process Systems is a manufacturer of vertical turbine pumps and accessories for industrial applications. Process Systems will operate as a subsidiary of Crane Pumps and Systems, based in Piqua, Ohio and Crane's existing vertical turbine pump product lines will be integrated with Process Systems.
                                -10-

Part II - Other Information

Item 1.   Legal Proceedings:









Item 5.   Other:

    In October 1995, the Company announced that L. Hill Clark was elected President and Chief Operating Officer of the company. Mr. Clark joined Crane Co. in 1990 as President of Lear Romec. His background in manufacturing and engineering will be of great assistance in Crane's continued efforts to reduce costs and increase efficiency and quality.

Item 6.   Exhibits and Reports on Form 8-K

    10. Material Contracts


        11.Computation  of  earnings  per  share   for   the
        quarters  and nine months ended September  30,  1995
        and 1994.

        27.Article 5 of Regulation S-X Financial Data Schedule for the third quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date November 13, 1995                 By          D.S. SMITH
                                               D.S. SMITH
                                         Vice President-Finance
                                       and Chief Financial Officer





Date November 13, 1995                 By        M.L. RAITHEL
                                               M.L. RAITHEL
                                                Controller

                     Crane Co. and Subsidiaries
                       Exhibit A to Form 10-Q
             Computation of Net Income per Common Share
      Three and Nine Months Ended September 30, 1995 and 1994
              (In Thousands, Except Per Share Amounts)

                              Three Months Ended       Nine Months Ended
                                  September 30,          September 30,
                                 1995      1994           1995     1994

Primary Net Income Per Share:

  Net income available
    to shareholders             $ 22,029 $  16,002     $  55,421  $ 39,077

    Average   primary   shares    30,830    30,219        30,567    30,129
    outstanding

  Net Income                    $    .71 $     .53      $    1.81  $  1.30


  Fully  Diluted  -  Income  Per
  Share:

  Net income                    $ 22,029 $  16,002     $  55,421  $ 39,077


    Add back interest, net of
    tax, assuming the conversion
    of debentures                    -         -             -         12

  Net income available to
    shareholders, assuming the
    conversion of debentures    $ 22,029 $  16,002     $  55,421  $ 39,089

  Average primary shares          30,830    30,219        30,567    30,129
  outstanding

  Add
      Adjustment  for  further
      dilutive effect  of stock
      options (ending market
      price higher than average
      market price used in
      primary shares calculation)    (4)      -               11        -

      Shares reserved for
      conversion of debentures        -       -               -        117


  Average fully diluted shares
    outstanding                   30,826    30,219        30,578    30,246


  Net income                     $   .71   $   .53       $  1.81   $  1.29







