Form 10-K405
period 1995-12-31
CRANE CO /DE/
filed 1996-03-22
CIK 25445

                                 FORM 10-K405
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                            -----------------
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from _______________ to _______________
                         Commission file number 1-1657
                                                ------

                                    CRANE CO.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Delaware                      13-1952290
          ----------------------------------------   ---------------
              (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)         Identification No)

          100 First Stamford Place, Stamford, CT          06902
          ----------------------------------------   ---------------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the closing sales price of January 31, 1996 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,194,520,787.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 30,145,635 at January 31, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual shareholders report for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting May 6, 1996 are incorporated by reference into Parts I and III.

                                     PART I
ITEM 1.  BUSINESS
         --------

    Crane is a diversified manufacturer of engineered industrial products and the nation's largest American distributor of doors, windows and millwork. Founded in 1855, Crane employs over 10,000 people in North America, Europe, Asia and Australia.

                                    STRATEGY

    The company's strategy is to grow the earnings of niche businesses with high market share, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                  ACQUISITIONS

    In the past five years, the company has completed twelve acquisitions. During 1995, the company completed three acquisitions at a cost of $9.4 million. In February the company, through its Barksdale subsidiary, acquired Unimess GmbH, a German-based manufacturer of a full line of solid state pressure switches and transducers, level switches and indicating systems, and flow measurement and control components for specialized instrumentation requirements in numerous industrial processes. In the fourth quarter, the company acquired Process Systems, Inc. based in Michigan. Process Systems is a manufacturer of vertical turbine pumps and accessories for industrial applications. In November 1995, the company acquired Kessel PTE Ltd., a fluoropolymer plastic lined pipe manufacturer with facilities in Singapore, Malaysia and Thailand.

    The company completed three acquisitions in 1994 at a total cost of $240 million. The company, through its wholly-owned subsidiary Huttig Sash & Door Company, acquired a moulding and millwork manufacturing operation in Prineville, Oregon in May 1994. In April, 1994, the company purchased Mark Controls Corporation, a manufacturer of automatic and manually operated valves, and specialized instruments and controls, for commercial and industrial customers. The company acquired ELDEC Corporation in March 1994. ELDEC's products are used worldwide on all major commercial and business aircraft and include: position indication and control systems, proximity switches and components, true mass fuel flowmeters, and power conversion components and systems.

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

    In October 1993, the company acquired Filon, a manufacturer of fiberglass-reinforced plastic (FRP) panels. Filon was integrated with the company's Kemlite unit in the fourth quarter of 1993. The Filon acquisition significantly expanded Kemlite's position as a supplier of FRP panels to the recreational vehicle market.

    In April and May 1993 Huttig Sash & Door Company expanded its nationwide millwork distribution by acquiring Rondel's Inc., a millwork distributor serving the eastern Washington/western Idaho region, and the Whittier-Ruhle Millwork Company, serving the Mid-Atlantic region.

    Perflow Instruments, Ltd., a British manufacturer of pressure and flow measurement equipment, was added to Crane Ltd. in 1993.
                                                            /1

        --------

    In 1992, certain assets of Jenkins Canada, Inc., a manufacturer of bronze and iron valves, were acquired as an addition to the company's North American valve unit.

                                 DIVESTITURES

    In the past five years, the company has divested three businesses. In December 1994, Huttig sold its window manufacturing business for $2.4 million. The transaction excluded real estate and receivables. In July 1994, the company sold Modulinc, the fiber optic channel product line of ELDEC. In April 1993, the company sold its precision ordnance business, UniDynamics/ Phoenix for approximately $6 million.

                              LONG-TERM FINANCING

    In June 1994 the company sold $150,000,000 of 7 1/4% notes that will mature on June 15, 1999. During March 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                               BUSINESS SEGMENTS

    See pages 28 and 29 of the Annual Report to Shareholders for sales, operating profit and assets employed of each business segment.

                                FLUID HANDLING

    The Fluid Handling segment consists of valve, pump and water treatment businesses. The Crane Valve business with five manufacturing facilities in North America, as well as plants in the United Kingdom, Australia, Norway, China and Indonesia, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the Crane, Jenkins, Pacific, Westad, Flowseal and Center Line brands. Crane Pumps has six manufacturing facilities in the United States located in Ohio, Illinois, Pennsylvania, West Virginia and Michigan. Pumps are manufactured under the Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes and Process Systems brand names. Pumps are sold to a broad customer base which includes chemical and hydrocarbon process industries, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The water treatment business has a manufacturing facility in Pennsylvania and serves the water and wastewater treatment market. Its products are sold under the Cochrane name. This group employs 3,200 people and had assets of $261.2 million at December 31, 1995.

    The Fluid Handling business continued to focus on reducing product costs. Crane has established a low cost base of suppliers in China, South Korea, India, Mexico, Romania and Poland. Cellular manufacturing techniques were successfully implemented at Crane Ltd. in 1995 and are planned for our Brantford, Canada bronze valve facility in 1996. Two valve manufacturing joint ventures were established in the Far East in 1995, one in China and one in Indonesia. Both were manufacturing and shipping valves in the fourth quarter of 1995.

    Crane acquired Process Systems Inc., a manufacturer of industrial line shaft turbine pumps in the fourth quarter of 1995. This company, with annual sales of $9.0 million, will be integrated into Crane's existing vertical turbine pump business in 1996.

    Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.
                                                            /2

        --------

                                   AEROSPACE

    The Aerospace segment consists of ELDEC, Hydro-Aire, and Lear Romec.

    The group employs 1,500 people and had assets of $166.6 million at year end. The order backlog totaled $211 million at December 31, 1995, slightly above the prior year level.

    ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors and components, true mass fuel flowmeters, power conversion components and systems for the commercial, business and military aerospace industries, and military marine and telecommunications markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry.

    ELDEC also has a $5.0 million 47% equity investment in Powec AS, a Norwegian manufacturer of power conditioning products and systems, whose products are complementary to the products and complex power systems engineering capabilities at ELDEC. This accelerates the transfer of our Aerospace power conversion technology to the commercial wireless telecommunications market.

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

    Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.



                                                            /3

        --------

                             ENGINEERED MATERIALS

     The Engineered Materials segment consists of five businesses: Kemlite, Cor Tec, Resistoflex, Polyflon and Crane Plumbing.

     This group had assets of $100.6 million at December 31, 1995 and employed 1,200 people. Order backlog at year end 1995 was strong at $22.5 million. Although down significantly from the inflated level at year end 1994 which was caused by anticipated fiberglass shortages, this backlog is historically high compared to normal order backlog levels.

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

     Cor Tec manufactures fiberglass-reinforced laminated panels serving the truck and truck trailer segment of the transportation industry. Cor Tec markets its products directly to the truck and truck trailer manufacturers.

     Resistoflex is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, petroleum distribution, ultra pure water and waste management industries. It also manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry. Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States.
Its aerospace products are sold directly to the aerospace industry.

     In the fourth quarter of 1995, Resistoflex acquired Kessel PTE, Ltd., a plastic-lined pipe manufacturer with facilities in Singapore, Malaysia and Thailand. This acquisition will provide Resistoflex with immediate market access to the rapidly expanding Asian chemical process industry.

     Polyflon manufactures radio frequency and microwave components, capacitors, circuit processing, and antennas for commercial and aerospace uses.

     Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distributors in Canada and it has a large share of the Canadian plumbing fixtures market.



                                                            /4

        --------
                                CRANE CONTROLS

    This segment includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including the petroleum, chemical, construction, food and beverage, power generation industries and transportation. Crane Controls had assets of $128.5 million at December 31, 1995, and employs 800 people. On December 31, 1995, Crane Controls had a backlog of $26.2 million, equivalent with last year.

    Barksdale manufactures solid state and electromechanical pressure and vacuum switches, pressure transducers, temperature switches, and directional control valves which serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany. The February 1995 acquisition of Unimess GmbH brought a full line of solid state switches, transducers and indicating systems to Barksdale, complementing existing German and United States product lines and market channels.

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

                             MERCHANDISING SYSTEMS

    The Merchandising Systems segment has two operating units: National Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food/service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and

                                                            /5

        --------

                       MERCHANDISING SYSTEMS (CONTINUED)

hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in a 463,000 sq. ft. state of the art facility in Bridgeton, Missouri. National Vendors' products are marketed directly to customers in the United States and Europe by company sales and marketing personnel, and in other international markets through independent distributors. Merchandising Systems employs 1,150 people and had assets of $88.9 million at year end 1995.

    Order backlog totaled $14.7 million at December 31, 1995, which is normal for Merchandising Systems.

    In 1995, National Vendors expanded its international distribution and now has six distributors in Latin America, five in the Pacific Rim, and six in the Middle East. International sales, particularly in Europe, but also in Latin America and the Pacific Rim, will be key to future growth along with continued new product introduction.

                            WHOLESALE DISTRIBUTION

    The company distributes millwork products through its wholly-owned subsidiary, Huttig Sash & Door Company ("Huttig"). These products include doors, windows, mouldings and related building products. Huttig assembles certain of these products to customer specification prior to distribution. Its principal customers are building material dealers, building contractors and home remodelers that service the new construction and remodeling markets. Wholesale operations are conducted nationally through forty-six distribution centers throughout the United States, in both major and medium-sized cities. Huttig's sales are made on both a direct shipment and out-of-warehouse basis entirely through its own sales force.

    Huttig has a manufacturing plant in Montana, where it produces certain of the above products and other finished lumber, the bulk of which is sold directly to third parties, some of whom compete with Huttig branches. Huttig acquired a specialty moulding and millwork manufacturing operation in Prineville, Oregon in 1994. The majority of the moulding products are sold to third parties but Huttig is the largest customer.

    Valve Systems & Controls is a value-added industrial distributor providing power operated valves and flow control systems to the petroleum, chemical, power and general processing industries. It services its customers through facilities in Texas and Louisiana.

    Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-six branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products which are both complementary to and partly competitive with Crane's own manufactured products.

                                     OTHER

    The other segment consists of Crane Defense Systems, which is the only
Crane business focused on defense industry products. Crane Defense Systems is engaged in the development and manufacture of specialized handling systems, elevators, winches, ground support equipment, cranes and associated electronics. These products are sold directly to the government and defense contractors and represent less than 1% of 1995 sales.

                                                            /6

        --------

                             COMPETITIVE CONDITIONS

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

    The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs aggregated approximately $51,900,000 in 1995, $46,400,000 in 1994 and
$18,400,000 in 1993, respectively. Included in these amounts were approximately $12,600,000 and $9,500,000 received by the company in 1995 and 1994, respectively, for customer sponsored research and development. The increase in 1995 was mainly due to the ELDEC acquisition.

    The company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory.



                                                            /7

        --------

    Costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to have a material effect upon the company's capital expenditures, earnings or competitive position.


ITEM 2.                      PROPERTIES
                             ----------

MANUFACTURING FACILITIES*    NUMBER          AREA
-------------------------    ------          ----
Fluid Handling
   United States              14         1,318,000 sq. ft.
   Canada                      2           140,000 sq. ft.
   International               7           910,000 sq. ft.

Aerospace
   United States               3           536,000 sq. ft.
   International               1             7,500 sq. ft.

Engineered Materials
   United States               7           689,000 sq. ft.
   Canada                      3           601,000 sq. ft.
   International               2            11,000 sq. ft.

Crane Controls
   United States               7           423,000 sq. ft.
   International               2            53,000 sq. ft.

Merchandising Systems
   United States               1           463,000 sq. ft.
   Other International         1           197,000 sq. ft.

Wholesale Distribution         2           888,000 sq. ft.

Other                          1           113,000 sq. ft.
----------------------

   *Includes plants under lease agreements.


Leased                                                    Leases
Manufacturing                                            Expiring
Facilities                  Number       Area            Through
-------------               ------       ----            --------

     United States            8       433,000 sq. ft.      2017
     Canada                   1        12,000 sq. ft.      2000
     Other International      7        83,000 sq. ft.      2013

     Fluid Handling operates four valve service centers in the United States, of which two are owned. This segment operates internationally six distribution and six service centers.

                                                            /8

           ----------

      Crane Controls operates one distribution center internationally.

      Merchandising Systems operates eight distribution centers in the United States and six internationally

      Wholesale Distribution has forty-six Huttig branch warehouses in the United States, of which twenty-seven are owned. The Canadian wholesale operation maintains thirty-six distribution branch warehouses in Canada, of which sixteen are owned. Valve Systems & Controls operates three leased distribution facilities in the United States.

      In the opinion of management, properties have been well maintained, are in sound operating condition, and contain all necessary equipment and facilities for their intended purposes.



                                                            /9

ITEM 3.    LEGAL PROCEEDINGS

      Neither the company, nor any subsidiary of the company has become a party to, nor has any of their property become the subject of any material legal proceedings, other than ordinary routine litigation incidental to their businesses, except for the following.

      On February 28, 1991, the company was served with a complaint filed in the U.S. District Court for the Eastern District of Missouri naming the company and its former subsidiary, CF&I Steel Corporation ("CF&I"), as defendants and alleging violations of the federal False Claims Act in connection with the distribution of the company's shares of CF&I to the company's shareholders in 1985. A subsequent complaint with substantially similar allegations was served on the company on September 22, 1992. The two actions have been consolidated by the court (Civil Actions Nos. 91-0429-C-1 and 4:92CVOO5144JCH). On June 1,1993 the district court dismissed the case for lack of subject matter jurisdiction under the False Claims Act and the plaintiff appealed. On November 16, 1994, the U.S. Court of Appeals for the Eighth Circuit reinstated the action. The company's petition for a writ of certiorari to the U.S. Supreme Court was denied on or about June 16, 1995 and the case has been returned to the District court to further proceedings. The case was brought in the name of the U.S. Government by a private individual (the "relator") and involves allegations of a conspiracy between the company and CF&I to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume certain unfunded liabilities under a CF&I pension plan (alleged to have been approximately $270 million), to prevent the PBGC from obtaining any reimbursement from the company and to publish and file misleading information in furtherance of those alleged objectives. The suit seeks treble damages and attorney's fees. Discovery in the case has been substantially completed. The company believes that the allegations are without merit, and has filed motions for summary judgment and judgment on the pleadings. Although the Department of Justice has declined to intervene in the action, the relator may proceed to trial, which is currently scheduled for June 1996. The company has vigorously defended itself in the litigation and will continue to do so, and believes that it will ultimately prevail.

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

      In a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised Cor Tec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that Cor Tec's plant facility in Washington Court House, Ohio, had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits and in some instances in amounts exceeding the limits allegedly allowed under applicable rules. The Ohio Attorney General's office also alleged that certain contaminant sources at the Cor Tec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. In 1993, Cor Tec constructed an emission control system in its plant which included the installation of a hood, vent and incinerator to capture and incinerate the styrene emissions. At a meeting in Columbus, Ohio on March 4, 1993 the Attorney General's office proposed that Cor Tec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million which Cor Tec has refused to do. In a letter dated July 17, 1995 the Attorney General's office of the State of Ohio delivered a draft Complaint to Cor Tec (Court of Common Pleas, Fayette County, Ohio) alleging failure by Cor Tec to obtain various permits to install and to operate sources of contaminants and also alleging violations of air emissions standards, for periods 1974 to 1993. Penalties of $25,000 per day for each violation are demanded in the draft complaint. In a letter dated November 9, 1995, the Attorney General's office presented a civil penalty demand for $1.8 million and, by letter dated February 1, 1996 the Attorney General's office presented a draft Permit to
                                                            /10

Operate the principal equipment in the Cor Tec facility that generates the styrene emissions. Cor Tec has responded in writing that, among other things,
(i) the rule upon which the state's demands are based was not adopted in accordance with applicable statutory directives and is, therefore, unenforceable, (ii) Cor Tec has nevertheless complied with the rule as it is currently applied by the state, (iii) the penalties sought by the state are wholly out of proportion with the nature of the alleged violations and (iv) the proposed Permit to Operate does not comply with the emission limit criteria specified in the applicable state rule. Cor Tec has proposed revisions to the proposed Permit to Operate to conform to the applicable state rule and actual technical operating parameters. Cor Tec continues to believe it has adequate defenses to the allegations made by the Attorney General and it plans to vigorously resist paying any damages, fines, or penalties.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1995.
                                                            /11

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the registrant are as follows:

                                                                                                           Officer
Name                           Position            Business Experience                       Age           Since
----                           --------            -------------------                       ---           -------

Robert S. Evans           Chairman and Chief  Chairman and Chief                              51            1974
                          Executive Officer   Executive Officer of the company
                                              since 1985 and previously
                                              President of the company

L. Hill Clark (1)         President and       Executive Vice President of                     51            1994
                          Chief Operating     the company, previously
                          Officer             President of Lear Romec,
                                              and previously held
                                              various positions within
                                              Allied Signal Inc., a diversified
                                              manufacturing company

Robert J. Muller, Jr.     Executive Vice      Executive Vice President of                     49            1988
                          President           the company

Augustus I. duPont (2)    Vice President,     Vice President and General                      44            1996
                          General Counsel     Counsel of Reeves Industries, Inc.,
                          and Secretary       a manufacturer of apparel textiles
                                              and industrial coated fabrics, from
                                              May 1994 to December 1995; Vice
                                              President, General Counsel and
                                              Secretary of Sprague Technologies,
                                              Inc., a manufacturer of electronic
                                              components, from May 1987 to
                                              December 1993

Anthony D. Pantaleoni     Vice President      Vice President - Environment,                   41            1989
                          Environment,        Health & Safety of the company
                          Health & Safety

Richard B. Phillips       Vice President      Vice President - Human                          52            1987
                          Human Resources     Resources of the company

David S. Smith            Vice President-     Vice President - Finance                        38            1991
                          Finance and         and Chief Financial Officer
                          Chief Financial     of the company, previously
                          Officer             Vice President - Corporate
                                              Development of the company,
                                              and previously Vice President
                                              of Corporate Finance of
                                              Bankers Trust Company

Michael L. Raithel        Controller          Controller of the company                       48            1985

Gil A. Dickoff            Treasurer           Treasurer of the company,                       34            1992
                                              previously Assistant Treasurer
                                              of the company

(1) Effective October 23, 1995.
(2) Effective January 22, 1996.
                                                            /12

                                    PART II

  The information required by Items 5 through 8 is hereby incorporated by reference to Pages 8 through 31 of the Annual Report to Shareholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.


ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 11 is incorporated by reference to the definitive proxy statement which the company will file with the Commission pursuant to Regulation l4A.


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



                                                           /13

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                            Page
                                                            ----
      (a) Financial Statements and Schedule:
      Independent Auditors' Report                           17

      Schedule VIII Valuation and Qualifying Accounts        18

The consolidated balance sheets of Crane Co. and subsidiaries as of December
31, 1995 and 1994 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993 and the financial review, appearing on Pages 8 through 31 of Crane Co.'s Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference and are supplemented by the schedule on Page 16 of this report.

All other statements and schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.


(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended December 31, 1995.

(c) Exhibits to Form 10-K:
    (3)  Exhibit A-By-laws
         There is incorporated by reference herein:
         (a) The company's Certificate of Incorporation contained in Exhibit D to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
    (4) Instruments Defining the Rights of Security Holders, including
         Indentures:
         (a) There is incorporated by reference herein:
             (1) Preferred Share Purchase Rights Agreement contained in
                 Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 12, 1988.
             (2) Amendment to Preferred Share Purchase Rights Agreement
                 contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on June 29, 1990.



                                                            /14

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

           (b) There is incorporated by reference herein:
               1) Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4 to Registration Statement No. 33-39658.

      (10) Material Contracts:
           (iii)Compensatory Plans
           Exhibit B:
           There is incorporated by reference herein:
           (a) The forms of Employment/Severance Agreement between the company company and the executive officers (form I) and (form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
           (b) The E.V.A. incentive compensation plan for executive officers contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year December 31, 1994.
           (c) The Crane Co. Restricted Stock Award Plan as amended through May 10,1993 contained in Exhibit A to the company's annual report on Form 10-K for the fiscal year ended December 31, 1993.
           (d) The Crane Co. Non-Employee Directors Restricted Stock Award Plan as amended through May 10, 1993 contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
           (e) The indemnification agreements entered into with each director and executive officer of the company, the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
           (f) The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
           (g) The Crane Co. Stock Option Plan as amended as of February 27, 1995 contained in Exhibit 4(a) to the company's Registration Statement No. 33-59389 on Form S-8 filed with the Commission on May 17, 1995.
      (11) Statement re computation of per share earnings:
           Exhibit B:    Computation of net income per share.
      (13) Annual report to security holders:
           Exhibit C:    Annual Report to shareholders for the year ended
                         December 31, 1995.
      (21) Subsidiaries of the Registrant:
           Exhibit D:    Subsidiaries of the Registrant.
      (23) Consent of Experts and Counsel
           Exhibit E:    Independent auditors' consent.

      All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.


                                                            /15

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRANE CO.
                                 -------------------
                                  (Registrant)

                           By     s/D. S. Smith
                                --------------------
                                  D. S. Smith
                             Vice President-Finance
                                 Date  2/26/96
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   OFFICERS

              s/R. S. Evans
              -----------------------
              R. S. Evans
              Chairman, Chief Executive Officer and Director
              Date  2/26/96
                    -------


    s/D. S. Smith                      s/M. L. Raithel
    -----------------------------      ----------------------------
    D. S. Smith                        M. L. Raithel
    Vice President-Finance             Controller
    Date  2/26/96                      Date     2/26/96
          -------                               -------


                                   DIRECTORS

                                                      s/C. J. Queenan, Jr.
                                                    ---------------------------
                                                        C. J. Queenan, Jr.
                                                    Date      2/26/96
                                                              -------

      s/M. Anathan, III         s/E. T. Bigelow      s/J. Gaulin
      -----------------        -------------------  ----------------
        M. Anathan, III           E. T. Bigelow        J. Gaulin

        Date    2/26/96        Date        2/26/96  Date    2/26/96
                -------                    -------          -------

                                  D. C. Minton
--------------------          --------------------     --------------------
    R. S. Forte                   D. C. Minton               B. Yavitz
Date                          Date         2/26/96     Date
                                           -------


                                                         s/D. R. Gardner
                                                       --------------------
                                                           D. R. Gardner
                                                       Date         2/26/96
                                                                    -------



                                                            /16

                          INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF CRANE CO.:

We have audited the consolidated financial statements of Crane Co. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 and have issued our report thereon dated January 22, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Crane Co., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ Deloitte & Touche LLP

                                          Stamford, Connecticut
                                          January 22, 1996



                                                            /17

                           CRANE CO. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)




                                                            Balance at     Additions                 Balance
                                                            Beginning      Charged to                at End
Description                                                  of Year    Cost & Expenses  Deductions  of Year
-----------                                                 ----------  ---------------  ----------  -------


Year Ended December 31, 1995:
  Allowance for doubtful accounts                              $ 2,200       $ 2,433     $ 2,247   $2,386

  Allowance for cash discounts,
  returns and allowances                                         1,493        13,885      14,166    1,212
                                                               -------       -------     -------  -------

                                                               $ 3,693       $16,318     $16,413  $ 3,598
                                                               =======       =======     =======  =======
Year Ended December 31, 1994:
  Allowance for doubtful accounts                              $ 2,054       $ 8,434     $ 8,288   $2,200

  Allowance for cash discounts,
  returns and allowances                                         1,000        17,096      16,603    1,493
                                                               -------       -------     -------  -------

                                                               $ 3,054       $25,530     $24,891  $ 3,693
                                                               =======       =======     =======  =======


Year Ended December 31, 1993:
  Allowance for doubtful accounts                              $   859       $ 2,747     $ 1,552   $2,054

  Allowance for cash discounts,
  returns and allowances                                           812        11,839      11,651    1,000
                                                               -------       -------     -------  -------

                                                               $ 1,671       $14,586     $13,203  $ 3,054
                                                               =======       =======     =======  =======



                                                            /18

                                                            (Page 1 of 2)

                           CRANE CO. AND SUBSIDIARIES
                             EXHIBIT B TO FORM 10-K
               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1995

                      Computation of Net Income Per Share
                      (In Thousands Except Per Share Data)


Primary                                1995      1994      1993      1992        1991
-------                                ----      ----      ----      ----        ----
 Income before a change in
  accounting                          $76,337   $55,933   $48,893   $24,286   $44,993

 Cumulative effect of a change
  in accounting                             -         -         -         -   (22,341)(a)
                                      -------   -------   -------   -------  --------

Net Income                            $76,337   $55,933   $48,893   $24,286   $22,652
                                      =======   =======   =======   =======   =======


 Per common share before a change
  in accounting                       $  2.50   $  1.86   $  1.62   $   .79   $  1.42

 Cumulative effect of a change
  in accounting                             -         -         -         -      (.70)(a)
                                      -------   -------   -------   -------  --------

 Net income per share                 $  2.50   $  1.86   $  1.62   $   .79   $   .72
                                      =======   =======   =======   =======   =======
 Average number of primary
  shares                               30,544    30,146    30,217    30,845    31,628


(a) Postretirement benefits other than pensions.



                                                            /19

                                                            (Page 2 of 2)
                                   CRANE CO.
                       EXHIBIT B TO FORM 10-K (CONTINUED)
               ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1995

                      Computation of Net Income Per Share
                      (In Thousands Except Per Share Data)



Fully Diluted                          1995      1994      1993      1992        1991
-------------                          ----      ----      ----      ----        ----
 Income before a change in
  accounting                          $76,337   $55,933   $48,893   $24,286   $44,993

 Conversion of debentures:
  Add back interest, net
  of income tax                             -         -        25        30        32
                                      -------   -------   -------   -------   -------

 Income assuming conversion of
  debentures before change in
  accounting                           76,337    55,933    48,918    24,316    45,025

 Cumulative effect of a change
  in accounting                             -         -         -         -   (22,341)(a)
                                      -------   -------   -------   -------  --------

 Net income - assuming
  conversion of debentures            $76,337   $55,933   $48,918   $24,316   $22,684
                                      =======   =======   =======   =======   =======

 Income per share before a change
  in accounting                       $  2.49   $  1.85   $  1.61   $   .78   $  1.41

 Cumulative effect of a change
  in accounting                             -         -         -         -      (.70)(a)
                                      -------   -------   -------   -------  --------

 Net income                           $  2.49   $  1.85   $  1.61   $   .78   $   .71
                                      =======   =======   =======   =======   =======


 Average number of primary shares      30,544    30,146    30,217    30,845    31,628
 Add:
 Adjustment to primary shares
  for dilutive stock options
  (ending market price higher
  than average market price)               79        14         -        18        55

  Shares reserved for conversion
  of debentures                             -        90       187       217       231
                                      -------   -------   -------   -------   -------
 Total average number of
  shares                               30,623    30,250    30,404    31,080    31,914
                                      =======   =======   =======   =======   =======

  (a) Postretirement benefits other than pensions.

                                                            /20