Form 10-K405/A
period 1995-12-31
CRANE CO /DE/
filed 1996-04-18
CIK 25445

                                FORM 10-K405/A
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

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

                                   CRANE CO.
                                 -------------------
                                  (Registrant)

                           By     s/ D. S. Smith
                                --------------------
                                  D. S. Smith
                             Vice President-Finance
                                 Date  4/18/96
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   OFFICERS

              s/ R. S. Evans
              -----------------------
              R. S. Evans
              Chairman, Chief Executive Officer and Director
              Date  4/18/96
                    -------


    s/ D. S. Smith                      s/ M. L. Raithel
    -----------------------------      ----------------------------
    D. S. Smith                        M. L. Raithel
    Vice President-Finance             Controller
    Date  4/18/96                      Date     4/18/96
          -------                               -------


                                   DIRECTORS

                                                      s/ C. J. Queenan, Jr.
                                                    ---------------------------
                                                        C. J. Queenan, Jr.
                                                    Date      4/18/96
                                                              -------

      s/ M. Anathan, III        s/ E. T. Bigelow      s/ J. Gaulin
      -----------------        -------------------  ----------------
        M. Anathan, III           E. T. Bigelow        J. Gaulin

        Date    4/18/96        Date        4/18/96  Date    4/18/96
                -------                    -------          -------

                                  D. C. Minton
- --------------------          --------------------     --------------------
    R. S. Forte                   D. C. Minton               B. Yavitz
Date                          Date         4/18/96     Date
                                           -------


                                                         s/ D. R. Gardner
                                                       --------------------
                                                           D. R. Gardner
                                                       Date         4/18/96
                                                                    -------



                                                            /16