Form 10-Q
period 1996-03-31
CRANE CO /DE/
filed 1996-05-15
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 1996

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 1996:

          Common stock, $1.00 Par Value - 30,206,054 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                  Periods Ended March 31,
                                      Three Months
                                     1996         1995
Net Sales                             $ 436,463  $ 432,578

Operating Costs and Expenses:
  Cost of sales                         319,982    323,458
  Selling, general and
     administrative                      70,486     68,597
  Depreciation & amortization            12,022     11,904
                                        402,490    403,959

Operating Profit                         33,973     28,619

Other Income (Deductions):
  Interest income                           533        368
  Interest expense                       (5,862)    (6,993)
  Miscellaneous - net                       836        (97)
                                         (4,493)    (6,722)

Income Before Taxes                      29,480     21,897

Provision for Income Taxes               11,272      8,622

Net Income                            $ 18,208  $ 13,275


Net Income Per Share                       $.60      $ .44

Average Shares Outstanding               30,520     30,273

Dividends Per Share                      $.1875     $.1875








           See Notes to Consolidated Financial Statements


Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
              (In Thousands, Except Per Share Amounts)


                                       March 31,        December 31,
                                      1996        1995      1995
                                       (Unaudited)
Assets
Current Assets:

Cash and cash equivalents        $     4,748 $    1,693   $   5,476

Accounts receivable, less
  allowance of $3,702 ($3,717
  at March 31, 1995 and $3,598
  at December 31, 1995)              250,001     247,819    240,787

Inventories at lower of cost,
  principally LIFO, or market;
  replacement cost would be
  higher by approximately
  $51,934, ($53,612 at
  March 31, 1995 and $49,460
  at December 31, 1995)


  Finished goods                     119,859    121,596     117,060
  Finished parts and
    subassemblies                     38,423     31,699      37,915
  Work in process                     34,863     40,862      35,364
  Raw materials                       54,780     53,493      54,662
                                     247,925    247,650     245,001

Other current assets                   7,333      6,722       6,774

    Total Current Assets             510,007    503,884     498,038

Property, Plant and Equipment:
  Cost                               513,772    516,209     512,985
  Less accumulated depreciation      273,652    257,117     269,047
                                     240,120    259,092     243,938

Other Assets                          27,073     30,670      26,874

Intangibles, less accumulated
  amortization of $12,058
  ($7,760 at March 31, 1995 and
  $11,020 at December 31, 1995)       58,481     62,366      58,894

Cost in excess of net assets
  acquired less accumulated
  amortization of $23,887
  ($18,205 at March 31, 1995
  and $22,482 at
  December 31, 1995)                 169,041    173,521     170,667
                                 $ 1,004,722 $1,029,533   $ 998,411




           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

                                            March 31,      December
                                                           31,
                                          1996     1995       1995
                                           (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt   $       772   $     1,223   $     771
 Loans payable                               17,799        18,423     15,359
 Accounts payable                           103,042       103,896     96,873
 Accrued liabilities                        106,680       116,995    115,530
 U.S. and foreign taxes on income            19,788        11,965     12,743
    Total Current Liabilities               248,081       252,502    241,276

Long-Term Debt                              265,238       333,576    281,093

Deferred Income Taxes                        28,456        33,180     27,993

Other Liabilities                            22,081        17,391     21,977

Accrued Postretirement Benefits              43,090        43,075     43,071

Accrued Pension Liability                     8,377         8,709      8,272

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                     -             -          -

Common Shareholders' Equity:
 Common shares                               30,204        30,142     30,125
 Capital surplus                             13,230        14,678     12,283
 Retained earnings                          356,641       304,139    342,330
 Currency translation adjustment            (10,676)       (7,859)   (10,009)

    Total Common Shareholders' Equity       389,399       341,100    374,729
                                        $ 1,004,722   $ 1,029,533   $ 998,411








           See Notes to Consolidated Financial Statements




                                -4-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                       Three  Months
Ended
                                                         March 31,
                                                       1996     1995
Cash flows from operating activities:
   Net income                                        $  18,208   $   13,275
   Depreciation                                          8,636        9,057
   Amortization                                          3,386        2,847
   Deferred taxes                                         (288)         549
   Cash used for operating working capital              (9,197)     (12,120)
   Other                                                    38       (1,854)
Total from operating activities                         20,783       11,754

Cash flows from investing activities:
   Capital expenditures                                 (6,864)      (6,967)
   Payments for acquisitions                               -         (1,879)
   Proceeds from divestitures                            1,555         -
   Proceeds from disposition of capital assets             990        1,778
   Purchase of equity investment                           -           -
Total used for investing activities                     (4,319)      (7,068)

Cash flows from financing activities:
   Equity:
     Dividends paid                                     (5,662)      (5,655)
     Reacquisition of shares                            (1,521)      (2,367)
     Stock options exercised                             3,281        4,373
       Net Equity                                       (3,902)      (3,649)
   Debt:
     Proceeds from issuance of long-term debt              -           -
     Repayments of long-term debt                      (17,688)      (3,578)
     Net increase in short-term debt                     4,432        2,065
       Net Debt                                        (13,256)      (1,513)
Total(used for)provided from financing activities      (17,158)      (5,162)
Effect of exchange rate on cash and cash equivalents       (34)          97
Decrease in cash and cash equivalents                     (728)        (379)
Cash and cash equivalents at beginning of period         5,476        2,072
Cash and cash equivalents at end of period           $   4,748   $    1,693

Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (10,313)  $  (11,939)
Inventories                                             (3,553)      (9,524)
Other current assets                                      (596)        (277)
Accounts payable                                         6,690        2,686
Accrued liabilities                                     (8,503)       2,553
U.S. and foreign taxes on income                         7,078        4,381
     Total                                           $  (9,197)  $  (12,120)

Supplemental disclosure of cash flow information:
     Interest paid                                   $   5,187   $    6,251
     Income taxes paid                                   4,038        3,418


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

2.  Sales and operating profit by segment are as follows:

                              Three Months Ended
                                  March 31,
                               1996       1995
(In thousands)

  Net Sales:
Fluid Handling                $ 92,230   $ 78,860
Aerospace                       58,321     51,049
Engineered Materials            50,738     53,938
Crane Controls                  33,783     33,072
Merchandising Systems           44,072     47,623
Wholesale Distribution         159,420    169,106
Other                            2,580      3,128
Intersegment Elimination        (4,681)    (4,198)
     Total                    $436,463   $432,578


  Operating Profit (Loss):
Fluid Handling                $  5,038   $  2,243
Aerospace                       15,283     11,908
Engineered Materials             5,240      6,675
Crane Controls                   3,477      2,888
Merchandising Systems            5,866      6,616
Wholesale Distribution           3,560      1,828
Other                               51        221
Corporate                       (4,572)    (3,700)
Intersegment Elimination            30        (60)
     Total                    $ 33,973   $ 28,619







                             -6-










Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

              Three Months Ended March 31, 1996 and 1995

[CAPTION]
Results From Operations:

First Quarter of 1996 Compared to First Quarter of 1995:

Net income for the quarter ended March 31, 1996 set a first quarter record of $18.2 million or $.60 per share, a 36% increase from the $13.3 million or $.44 per share reported for the same period last year. Sales in the quarter were $436.5 million, up 1% from last year, and operating profit increased 19% to $34 million. Cash flow (net income plus depreciation and amortization) per share increased 19% to $.99 for the quarter.

Fluid Handling sales were up 17% and operating profit more than doubled in the quarter compared to the prior year. The sales increase was due to higher nuclear product sales, stronger demand for both high performance and resilient seat butterfly valves, and continued strength in the marine market at Westad. Higher pump shipments as a result of the acquisition of Process Systems in the fourth quarter last year and increased demand for Chempump's new diagnostic sealless pump also contributed to the improved results. In addition, Pacific Valves shipments were up significantly as low margin project business carried over from 1995. The improved operating profit was due to the revenue increase and profitable results at Cochrane's water treatment business which operated at a loss in the first quarter of 1995.

Aerospace sales increased 14% in the quarter due to higher shipments to airframe manufacturers and the repair and overhaul and spares market. Operating profit increased 28% as all three businesses benefited from the higher sales volume and improvement in the aftermarket/OEM sales mix. At the end of the quarter however, aftermarket backlog was somewhat lower than last year. New orders in the commercial air transportation market remained strong, particularly for the Boeing 777 aircraft where Crane has its highest dollar per ship set value.

Engineered Materials sales and operating profit were down 6% and 22% compared to the first quarter last year. Quarterly results were adversely impacted by a 30% drop in dry van trailer production in the United States affecting both Kemlite and Cor Tec, and a 17% decline in Canadian housing starts which affected Canada Plumbing. Operating profit was down at Kemlite and Cor Tec due to reduced shipping volume. Results at Crane Plumbing were up slightly as improved production efficiencies more than offset the lower sales. Resistoflex shipments were significantly ahead of last year and profit increased 31% from 1995. Increased market penetration of fiberglass reinforced panels in the recreational vehicle market will create improvement in the coming quarters.


                                 -7-




Part I - Financial Information (Cont'd)
Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

               Three Months Ended March 31, 1996 and 1995

[CAPTION]
Results From Operations:

First Quarter of 1996 Compared to First Quarter of 1995:

Crane Controls sales and operating profit were up 2% and 20%, compared to the first quarter 1995 and operating margins improved to 10.3%. Barksdale sales were strong due to increased air suspension valve and transducer shipments. The benefit of the Ferguson Europe plant consolidation, completed in 1995, are being realized as higher margins resulted in a $.9 million improvement in profits in the quarter. These improvements were partially offset by lower domestic shipments of Ferguson's motion control products and Dynalco's rotational speed sensors and control systems.

Merchandising Systems sales and operating profit were down due to the slowdown in shipments to some national accounts, the completion of the post office contract in 1995, and lower vending merchandiser sales in Europe. Operating profit for NRI's electronic coin validator business was up $1 million due to higher sales and the continued benefits of cost reduction programs. National Vendors continued to expand its international distribution by adding distribution in Sweden, Holland and Spain. National Vendors is focused on new product introduction aimed at non-traditional vending locations and international expansion which are the key to future growth.

Wholesale Distribution operating profit totaled $3.6 million, nearly double the prior year level with improved results at both Huttig and Crane Supply. Sales were down 6% overall as a 10% improvement at Crane Supply in Canada was more than offset by lower shipments at Huttig due to poor weather conditions and lower demand for manufactured window sash and moulding products. Crane Supply results were particularly strong with operating profit totaling 6% of sales as management continued to focus on cost controls and margins. Cost management at Huttig also contributed to improved margins.

Net interest expense in the quarter decreased $1.3 million compared to the prior year due to decreased debt.

Miscellaneous income increased $.9 million over the prior year level due to higher gain on sale of capital assets.

The effective tax rate decreased to 38.2% in the first quarter of 1996 compared to 39.4% in 1995.








                                 -8-
[CAPTION]
Liquidity and Capital Resources:

    During the three months of 1996 the company generated $20.8 million of cash from operating activities, compared to $11.8 million in 1995. Net debt totaled 41.7 percent of capital at March 31, 1996. The current ratio increased to 2.1 with working capital totaling $261.9 million in 1996 compared to $251.4 million in 1995. The company had unused credit lines of $418 million at March 31, 1996.

Part II - Other Information

Item 4.  Submission of Matters to a vote of Security Holders

  A) The Annual Meeting of shareholders was held on May 6, 1996.

  B) The following three Directors were reelected to serve for three years until the Annual Meeting of 1999.
                Mr. Thayer Bigelow, Jr.
                     Vote for        -   27,327,472
                     Vote withheld   -      311,771

                Mr. Charles J. Queenan, Jr.
                     Vote for        -   27,135,160
                     Vote withheld   -      504,083

                Mr. Boris Yavitz
                     Vote for        -   27,310,610
                     Vote withheld   -      328,633

   C) The shareholders approved the selection of Deloitte & Touche LLP. as independent auditors for the company for 1996.
                     Vote for           - 27,503,984
                     Vote against       -     66,285
                     Abstained          -     68,974

   D)  Approval  of  the Company's Restricted Stock  Award  Plan  as
amended
     to  make an additional 500,000 shares of Common Stock available grant.
                     Vote for           - 25,463,126
                     Vote against       -  1,845,722
                     Abstained          -    330,395


Item 6.   Exhibits and Reports on Form 8-K

    10. Material Contracts
        Compensatory Plan:
             Exhibit A - Restricted Stock Award Plan as amended  May
6,          1996.

        11.Computation  of  earnings  per  share   for   the
        quarters March 31, 1996 and 1995.

        27.Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date May 15, 1996                  By /s/       D.S. SMITH
                                           D.S. SMITH
                                     Vice President-Finance
                                     and Chief Financial Officer





Date May 15, 1996                  By /s/       M.L. RAITHEL
                                           M.L. RAITHEL
                                            Controller

                         CRANE CO.
                         RESTRICTED STOCK AWARD PLAN
                         (As Amended through May 6, 1996)
                         Exhibit A to Form 10-Q

1.  Purposes of the Plan

     The Restricted Stock Award Plan (the "Plan") for key officers and employees of Crane Co. (the "Company") is intended to attract and retain employees of the Company and its subsidiaries who are and will be contributing to the success of the business; to motivate and reward outstanding employees who have made significant contributions to the success of the Company and encourage them to continue to give their best efforts to its future success; to provide competitive incentive compensation opportunities; and to further opportunities for stock ownership by such employees in order to increase their proprietary interest in the Company and to increase their personal interest in its continued success. Accordingly, the Company may, from time to time, on or before May 30, 1998, grant to selected key officers and employees ("Participants") awards of shares of Common Stock par value $1.00, of the Company ("Common Stock") subject to the terms and conditions hereinafter provided.

2.  Administration of the Plan

     This Plan shall be administered by the Organization and Compensation Committee of the Board of Directors of the Company or by such other Committee composed of at least three members of the Board of Directors of the Company as may be designated by the Board (the "Committee"); provided, however, if any member of the Committee does not meet the qualifications for an "outside director" established from time to time by Section 162(m) of the Internal Revenue Code of 1986, as amended, and any proposed or future regulations thereunder ("Section 162(m)"), the remaining members of the Committee (but not less than two) shall administer the Plan.
The Committee is authorized to interpret the Plan and may from time to time adopt such rules and regulations for carrying out the Plan as it may deem appropriate. No member of the Committee shall be eligible to participate in, and no person shall become a member of the Committee if within one year prior thereto he or she shall have been eligible to participate in this Plan or any other plan of the Company or any of its affiliates (other than the 1988 Non-Employee Director Restricted Stock Plan) entitling the participants therein to acquire stock, stock options, stock appreciation rights or restricted stock of the Company or any of its affiliates. Decisions of the Committee in connection with the administration of the Plan shall be final, conclusive and binding upon all parties, including the Company, stockholders and employees.

     The Committee may employ attorneys, consultants, accountants or other persons and the Committee and the Company and its officers and directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All usual and reasonable expenses of the Committee shall be paid by the Company. No member shall receive compensation with respect to his services for the Committee except as may be authorized by the Board of Directors. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all employees who have received awards, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination, or interpretation taken or made in good faith with respect to the Plan or awards made thereunder, and all members of the Committee shall be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

     Subject to the terms, provisions and conditions of this Plan as set forth herein, the Committee shall have sole discretion and authority:

     (a) to select the key officers and employees to receive awards under the Plan (it being understood that more than one award may be granted to the same person);

     (b) to determine the number of shares to be awarded each recipient;

     (c) to determine the restrictions as to period and the market value threshold applicable to each award;

     (d) to determine the time or times when awards may be granted and any additional terms and conditions which may be placed upon receiving such award; and

     (e) to prescribe the form of agreement, legend or other instruments evidencing any awards granted under this Plan.


     With respect to any outstanding awards, the Committee shall have sole discretion and authority to modify at any time the restriction as to period (as well as any schedule of installments for the lapse thereof), the market value threshold applicable thereto, the terms and conditions placed thereon, and the form of agreement, legend or other instrument evidencing such award provided that no such modification shall increase the benefit under such award beyond that which the Committee could have originally granted at the time of the award, or shall impair the rights of any participant under such award except in accordance with the Plan, or any applicable agreement, or applicable law, or with consent of the participant.

3.  Stock Subject to the Plan

     The aggregate number of shares of Common Stock which may be awarded under the Plan shall not exceed 1,000,000 shares; provided, however, effective May 6, 1996 the maximum number of shares which may be awarded under the Plan shall be increased so that the number of shares available for grant under the Plan on and after that date shall be 500,000 shares. Shares to be awarded under this Plan shall be made available, at the discretion of the Board of Directors, either from the authorized but unissued shares of Common Stock of the Company or from shares of Common Stock reacquired by the Company, including shares purchased in the open market. If any shares of Common Stock awarded under the Plan are reacquired by the Company in accordance with Section 6(c) of the Plan, such shares shall again become available for use under the Plan and shall be regarded as not having been previously awarded.

4.  Eligibility

     Restricted stock shall be awarded only to key officers and employees of the Company or of a subsidiary of the Company. The term "employees" shall include officers as well as other employees of the Company and its subsidiaries and shall include directors who are also employees of the Company or of a subsidiary of the Company. The maximum number of shares of restricted stock that may be awarded under the Plan to any single individual during a single year shall not exceed 200,000 shares.

5.  Awards and Certificates

     (a) The prospective recipient of an award of restricted stock shall not, with respect to such award, be deemed to have become a participant or to have any rights with respect to such award until and unless such recipient shall have executed an agreement or other instrument evidencing the award and delivered a fully executed copy thereof to the Company and otherwise complied with the then applicable terms and conditions.

     (b) Each participant shall be issued a certificate in respect of shares of restricted stock awarded under the Plan. Such certificate shall be registered in the name of the participant, and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such award substantially in the following form:

     "The transferability of this certificate and the shares of stock represented hereby are subject to the terms and conditions (including forfeiture) of the Restricted Stock Award Plan of Crane Co. and an Agreement entered into between the registered owner and Crane Co. Copies of such Plan and Agreement are on file in the
offices of Crane Co.,    100 First Stamford Place, Stamford, CT
06902."

     (c) All certificates for restricted stock delivered under this Plan shall be subject to such stock-transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed and any applicable federal or state securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

     (d) The Committee may adopt rules which provide that the stock certificates evidencing such shares may be held in custody by a bank or other institution, or that the Company may itself hold such shares in custody until the restrictions thereon shall have lapsed and may require, as a condition of any award, that the participant shall have delivered a stock power endorsed in blank relating to the stock covered by such award.

     (e) Recipients of awards under this Plan are not required to make any payment or provide consideration other than the rendering of services.

     (f) The Committee will have the discretion, as to any award, to award a separate cash amount, payable to the participant at the time when the forfeiture restrictions on the restricted stock lapse or at such earlier time as a participant may elect to be taxed with respect to such restricted stock equal to (i) the federal income tax and golden parachute excise tax (if any) payable with respect to the lapse of such restrictions or with respect to such election, divided by (ii) one (1) minus the total effective federal income and excise tax rate applicable as a result of the lapse of such restrictions or a result of such election.

6.  Restrictions and Forfeitures

     The shares of Common Stock awarded pursuant to the Plan shall be subject to the following restrictions and conditions:

     (a) Subject to subparagraph (d) hereof, commencing with the date of each award (the "Restriction Period"), the participant will not be permitted to sell, transfer, pledge or assign restricted stock awarded under this Plan until the expiration of the period set by the Committee or until the Common Stock attains a threshold market value established by the Committee at the date of the award, whichever is earlier. Within these limits the Committee may provide at the time of the award for the lapse of such restrictions in installments where deemed appropriate.

     (b) Except as provided in Section 6(a), the participant shall have with respect to the restricted stock all of the rights of a shareholder of the Company, including the right to vote the shares and receive dividends and other distributions.

     (c) Subject to the provisions of Section 6(d), unless otherwise determined by the Committee, upon termination of employment for any reason during the restriction period, all shares still subject to restriction shall be forfeited by the participant and will be reacquired by the Company.

     (d) In the event of a participant's retirement, permanent total disability, or death or in the event of a change in control, all remaining restrictions will lapse with respect to such participant's restricted stock. In addition, in cases of special circumstances, the Committee may, in its sole discretion when it finds that a waiver would be in the best interests of the Company, waive in whole or in part any or all remaining restrictions with respect to such participant's restricted stock. For purposes of this Plan, the term "change in control" shall mean (i) the first purchase of shares pursuant to a tender offer or exchange offer (other than a tender offer or exchange offer by the Company) for all or part of the Company's Common Stock or any securities convertible into such Common Stock, (ii) the receipt by the Company of a
Schedule 13D or other advice indicating that a person is the "beneficial owner" (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") of 20% or more of the Company's Common Stock calculated as provided in paragraph
(d) of said Rule 13d-3, (iii) the date of approval by stockholders of the Company of an agreement providing for any consolidation or merger of the Company in which the Company will not be the continuing or surviving corporation or pursuant to which shares of Common Stock of the Company would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock of the Company immediately prior to the merger would have the same proportion of ownership of common stock of the surviving corporation immediately after the merger, (iv) the date of the approval by stockholders of the Company of any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company (v) the adoption of any plan or proposal for the liquidation (but not a partial liquidation) or dissolution of the Company (vi) the date upon which the individuals who constitute the Board of Directors of the Company (the "Board") as of April 25, 1988 (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date who election, or nomination for election by the Company's shareholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall, for purposes of this Plan, be considered as though such person were a member of the Incumbent Board.




     (e) Notwithstanding the other provisions of this Section 6, the Committee may adopt rules which would permit a gift by a participant of restricted stock to a spouse, child, stepchild, grandchild or legal dependent or to a trust whose beneficiary or beneficiaries shall be either such a person or persons or the participant.

     (f) Any attempt to dispose of restricted stock in a manner contrary to the restrictions shall be ineffective.

     (g) Nothing in this Section 6 shall preclude a participant from exchanging any restricted stock for any other shares of Crane Common Stock that are similarly restricted.


7.  Termination and Amendment

     The Board of Directors may amend, suspend or terminate the Plan at any time, provided that no such modification without the approval of shareholders shall:

     (a) materially increase the benefits accruing to participants under the Plan or materially increase the maximum number of shares of Common Stock which are available for awards under the Plan;

     (b) extend the period during which awards may be granted under the Plan beyond May 30, 1998; or

     (c) impair the rights of any participant under any then outstanding award, except in accordance with the Plan or any applicable agreement or applicable law or with consent of the participant; or otherwise materially change the requirements for eligibility under the Plan, except that any such increase or modification that results from adjustments authorized by Section 8(a) does not require such approval.

8.  Miscellaneous

     (a) In the event that the number of outstanding shares of Common Stock of the Company shall be changed by reason of split-ups or combinations of shares or recapitalizations or by reason of stock splits, distributions or dividends, the number of shares for which awards of restricted stock may be granted under this Plan shall be appropriately adjusted as determined by the Board of Directors so as to reflect such change.

     (b) No employee or other person shall have any claim or right to be granted shares of restricted stock under the Plan, and neither the Plan nor any action taken thereunder shall be construed as giving any participant, recipient, employee or other person any right to be retained in the employ of the Company.

     (c) Income realized as a result of an award of restricted stock shall not be included in the participant's earnings for the purpose of any benefit plan in which the participant may be enrolled or for which the participant may become eligible unless otherwise specifically provided for in such plan.

     (d) The Company shall have the right to require the participant to pay to the Company the cash amount of any taxes which the Company is required to withhold provided that anything contained herein to the contrary notwithstanding, the committee may accept stock received in connection with the award being taxed or otherwise previously acquired in satisfaction of withholding requirements.

     (e) Each award of restricted stock shall be evidenced by a written agreement, executed by the employee and the Company, containing such restrictions, terms and conditions as the Committee may require.

9.  Term of Plan

     This Plan shall be submitted to the shareholders of the Company at the Annual Meeting in 1988 and, if approved by the shareholders, shall become effective April 25, 1988. No shares shall be awarded under the Plan after May 30, 1998.


                     Crane Co. and Subsidiaries
                       Exhibit B to Form 10-Q
             Computation of Net Income per Common Share
             Three Months Ended March 31, 1996 and 1995
              (In Thousands, Except Per Share Amounts)

                                           Three Months Ended
                                               March 31,
                                            1996        1995

Primary Net Income Per Share:

  Net income available
    to shareholders                       $18,208       $13,275

  Average primary shares outstanding       30,520        30,273

  Net Income                              $   .60       $   .44

Fully Diluted - Income Per Share:

  Net income                              $18,208       $13,275

    Add back interest, net of tax,
    assuming the conversion of
    debentures                                -             -

  Net income available to
    shareholders, assuming the
    conversion of debentures              $18,208       $13,275

Average primary shares outstanding         30,520        30,273

Add
    Adjustment for further dilutive
    effect of stock options (ending
    market price higher than average
    market price used in primary
    shares calculation)                       -              23

    Shares reserved for conversion
     of debentures                            -             -

Average fully diluted shares
  outstanding                              30,520        30,296

Net income                                $   .60       $   .44







