Form 10-Q
period 1996-06-30
CRANE CO /DE/
filed 1996-08-14
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1996


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1996:

          Common stock, $1.00 Par Value - 29,965,809 shares

Part I - Financial Information

Item 1.  Financial Statements

                              Crane Co.
                  Consolidated Statements of Income
               (in thousands except per share amounts)
                             (unaudited)


                                      Periods Ended June 30,
                                      Three Months           Six Months
                                     1996        1995        1996       1995
Net Sales                        $ 466,231   $ 451,479   $ 902,694  $ 884,057

Operating Costs and Expenses:
  Cost of sales                    339,605     332,763     659,587    656,221
  Selling, general and
     administrative                 70,999      67,875     141,485    136,472
  Depreciation & amortization       12,050      11,942      24,072     23,846
                                   422,654     412,580     825,144    816,539

Operating Profit                    43,577      38,899      77,550     67,518

Other Income (Deductions):
  Interest income                      647         255       1,180        623
  Interest expense                  (5,768)     (7,037)    (11,630)   (14,030)
  Miscellaneous - net               (3,437)        463      (2,601)       366
                                    (8,558)     (6,319)    (13,051)   (13,041)

Income Before Taxes                 35,019      32,580      64,499     54,477

Provision for Income Taxes          12,915      12,463      24,187     21,085

Net Income                       $ 22,104   $ 20,117  $ 40,312   $ 33,392


Net Income Per Share                  $.72        $.66       $1.32      $1.10

Average Shares Outstanding          30,645      30,622      30,586     30,459

Dividends Per Share                 $.1875      $.1875      $.3750     $.3750




           See Notes to Consolidated Financial Statements


Part I - Financial Information

Item 1.  Financial Statements (Cont'd)

                             Crane Co.
                    Consolidated Balance Sheets
                           (in thousands)

                                         June 30,        December 31,
                                      1996       1995       1995
                                       (unaudited)
Assets
Current Assets:
Cash and cash equivalents         $    22,494 $        661  $     5,476

Accounts receivable                   255,184      252,894      240,787

Inventories:
   Finished goods                     121,805      122,910      117,060
   Finished parts and
     subassemblies                     35,199       32,886       37,915
   Work in process                     33,791       39,549       35,364
   Raw materials                       55,435       53,223       54,662
                                      246,230      248,568      245,001
Other current assets                    7,091        7,861        6,774
     Total Current Assets             530,999      509,984      498,038

Property, Plant and Equipment:
   Cost                               521,344      520,126      512,985
   Less accumulated depreciation      280,478      263,636      269,047
                                      240,866      256,490      243,938

Other Assets                           27,080       37,100       26,874

Intangibles                            57,359       61,358       58,894

Cost in excess of net assets
   acquired                           167,601      170,941      170,667
                                  $ 1,023,905 $  1,035,873  $   998,411


           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

Item 1.  Financial Statements (Cont'd)

                             Crane Co.
                Consolidated Balance Sheets (Cont'd)
                           (in thousands)
                                               June 30,         December 31,
                                          1996       1995         1995
                                           (unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt    $       760  $     1,196   $       771
 Loans payable                                18,115       20,428       15,359
 Accounts payable                            101,040      101,229       96,873
 Accrued liabilities                         116,559      118,071      115,530
 U.S. and foreign taxes on income             14,143        8,256       12,743
    Total Current Liabilities                250,617      249,180      241,276

Long-Term Debt                               265,180      326,258      281,093

Deferred Income Taxes                         27,609       32,306       27,993

Other Liabilities                             21,876       19,059       21,977

Accrued Postretirement Benefits               43,153       43,172       43,071

Accrued Pension Liability                      8,382        8,725        8,272

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                      -            -            -

Common Shareholders' Equity:
 Common shares                                30,364       30,506       30,125
 Capital surplus                              19,947       24,871       12,283
 Retained earnings                           367,819      309,746      342,330
 Currency translation adjustment             (11,042)      (7,950)     (10,009)

    Total Common Shareholders' Equity        407,088      357,173      374,729
                                         $ 1,023,905  $ 1,035,873   $   998,411






           See Notes to Consolidated Financial Statements


                                -4-

Part I - Financial Information
Item 1.  Financial Statements (Cont'd)
                             Crane Co.
               Consolidated Statements of Cash Flows
                           (in thousands)
                            (unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                       1996     1995
Cash flows from operating activities:
   Net income                                        $  40,311   $  33,392
   Depreciation                                         17,279      17,915
   Amortization                                          6,793       5,931
   Deferred taxes                                         (833)       (697)
   Cash used for operating working capital             (10,227)    (22,181)
   Other                                                  (659)     (3,020)
Total from operating activities                         52,664      31,340
Cash flows from investing activities:
   Capital expenditures                                (16,710)    (13,609)
   Payments for acquisitions                               -        (1,879)
   Proceeds from divestitures                            1,554         -
   Proceeds from disposition of capital assets           1,391       3,120
   Purchase of equity investment                           -        (5,038)
Total used for investing activities                    (13,765)    (17,406)
Cash flows from financing activities:
   Equity:
     Dividends paid                                    (11,356)    (11,365)
     Reacquisition of shares                            (1,522)     (3,115)
     Stock options exercised                             4,160       7,323
       Net Equity                                       (8,718)     (7,157)
   Debt:
     Proceeds from issuance of long-term debt              -           -
     Repayments of long-term debt                      (11,905)     (7,934)
     Net decrease in short-term debt                    (1,237)       (311)
       Net Debt                                        (13,142)     (8,245)
Total used for financing activities                    (21,860)    (15,402)
Effect of exchange rate on cash and cash equivalents       (21)         57
Increase (decrease) in cash and cash equivalents        17,018      (1,411)
Cash and cash equivalents at beginning of period         5,476       2,072
Cash and cash equivalents at end of period           $  22,494   $     661
Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (15,569)  $ (15,379)
Inventories                                             (1,877)     (8,441)
Other current assets                                      (353)     (1,379)
Accounts payable                                         4,830       4,406
Accrued liabilities                                      1,343      (2,191)
U.S. and foreign taxes on income                         1,399         803
     Total                                           $ (10,227)  $ (22,181)
Supplemental disclosure of cash flow information:
     Interest paid                                   $  11,418   $  13,876
     Income taxes paid                                  22,530      19,279
           See Notes to Consolidated Financial Statements
                                 -5-

Part I - Financial Information

              Notes to Consolidated Financial Statements


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

2.  Sales and operating profit by segment are as follows:

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                            1996         1995         1996       1995
(In thousands)

  Net Sales:
Fluid Handling            $  91,974    $  83,397        $ 184,204   $  162,257
Aerospace                    57,168       53,440          115,489      104,489
Engineered Materials         53,166       50,026          103,904      103,964
Crane Controls               32,457       34,195           66,240       67,267
Merchandising Systems        47,410       51,984           91,482       99,607
Wholesale Distribution      186,528      179,580          345,948      348,686
Other                         1,892        3,190            4,472        6,318
Intersegment Elimination     (4,364)      (4,333)          (9,045)      (8,531)
     Total                $ 466,231    $ 451,479        $ 902,694   $  884,057


  Operating Profit (Loss):
Fluid Handling            $   5,726   $   4,990        $  10,764   $  7,233
Aerospace                    16,426      14,344           31,709     26,252
Engineered Materials          7,671       5,345           12,911     12,020
Crane Controls                2,619       3,170            6,096      6,058
Merchandising Systems         7,251       8,780           13,117     15,396
Wholesale Distribution        8,297       5,921           11,857      7,749
Other                           (38)       (179)              13         42
Corporate                    (4,475)     (3,610)          (9,047)    (7,310)
Intersegment Elimination        100         138              130         78
     Total                $  43,577   $  38,899        $  77,550   $ 67,518





Part I - Financial Information

         Notes to Consolidated Financial Statements (Cont'd)


3.  Accounts Receivable
    Receivables are carried at net realizable value. The allowance for doubtful accounts was $3,904,000 at June 30, 1996,
    $3,980,000  at  June 30, 1995, and $3,598,000  at  December  31,
    1995.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $52,377,000 at June 30, 1996, $53,114,000 at June 30, 1995, and $49,460,000 at
    December 31, 1995.

5.  Intangibles
    Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty years. Accumulated amortization was $13,064,000 at June 30, 1996, $8,851,000 at June 30, 1995, and $11,020,000 at December
    31, 1995.

6.  Cost in Excess of Net Assets Acquired
    Cost in excess of net assets acquired is amortized on a straight-
    line  basis  principally  over  15  to  40  years.   Accumulated
    amortization  was  $25,318,000 at June 30,1996,  $19,569,000  on
    June 30, 1995, and $22,482,000 on December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1996 and 1995

[CAPTION]
Results From Operations:

Second Quarter of 1996 Compared to Second Quarter of 1995:

Net income for the quarter ended June 30, 1996 was $22.1 million, or $.72 per share, after a $4 million pretax charge ($2.5 million after tax), or $.08 per share, in connection with the successful defense of the False Claims Act case related to the CF&I Steel Corporation spin-off in 1985. The net income result represents a 10% increase from the $20.1 million, or $.66 per share, reported for the 1995 second quarter. Operating profit for the second quarter increased 12% to $43.6 million on a sales increase of 3% to $466.2 million.

Fluid Handling sales were up 10% and operating profit increased 15% in the quarter compared to the prior year. Sales gains were experienced in both the valves and pumps businesses. In Valves, sales gains were primarily in the international operations. Crane U.K. had strong export sales while Crane Australia benefited from
its   successful  efforts  to  expand  markets  to  Asia  and   from
significant improvements in domestic demand from the depressed levels of a year ago. Pumps sales increased due to new products, Chempump's NC Series diagnostic sealless pump and Barnes' pressure sewer pump systems, and the impact of the Process Systems acquisition completed in the fourth quarter of last year. Operating profit improved due to the strong sales at Crane Australia and the pumps businesses as well as profitable results at Cochrane's water treatment business compared to a loss in 1995. Crane U.K. profits were lower because of the lower margins on export sales.

Aerospace sales increased 7% in the quarter due to continued increases in shipments to airframe manufacturers and the overhaul and repair markets. Operating profit rose 15% due to the increased sales volume and greater focus on the higher-margin overhaul and repair market. Orders in the commercial air transportation market remained strong.

Engineered Materials sales and operating profit increased 6% and 44%, respectively, compared to the 1995 second quarter. Higher shipments and operating margins at Kemlite, Resistoflex and Crane Plumbing more than offset lower results at Cor Tec where sales decreased significantly due to a 25% decline in the truck trailer transportation market in the United States. Kemlite sales rose 11% as fiberglass-reinforced plastic panels continued to displace aluminum in the recreational vehicle market. Resistoflex shipments were higher across all product lines with the company capturing significant orders in the Southeast Asia market as a result of its acquisition of Kessel PTE., Ltd. in the fourth quarter of last year.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1996 and 1995

[CAPTION]
Results From Operations:

Crane Controls sales and operating profit were down 5% and 17%, respectively, compared to the second quarter 1995. The lower results were due primarily to lower shipments of Ferguson's motion control products in the United States and Europe. Total sales and operating profit for the remaining operations were essentially flat.

Merchandising Systems sales declined 9% and operating profit declined 17% in the quarter compared to the prior year. National Vendors vending merchandiser sales in the United States fell due to the completion of the United States Postal Service contract in 1995 as well as reduced purchases by national accounts. Unit shipments to independent operators, National Vendors' core business, increased 6%, but sales revenues were lower due to a shift in product mix towards smaller merchandisers. In addition, sales efforts in Europe were hampered by weak demand in Germany and France. National Vendors anticipates favorable results for the second half of 1996 due to the cost benefits of completing the plant modernization program. Operating profit for NRI improved due to increased sales and the continued benefit of costs reduction programs.

Wholesale Distribution sales increased 4% and operating profit rose 40%. Sales gains at Huttig were partially offset by sales declines at Valve Systems and Controls and Crane Supply. Profit improvements were attributable to the increased sales, improved results in Huttig's manufacturing business and higher margins at Crane Supply
due to continued   emphasis on costs controls.

Interest expense in the quarter decreased $1.7 million compared to the prior year due to reduced debt levels. In the 1996 second quarter, the company recorded miscellaneous expense of $3.4 million which included the $4 million litigation charge, compared to miscellaneous income of $.5 million in the 1995 second quarter. The company's effective tax rate in the second quarter improved to 36.9% from 38.3% because in 1996 the company was able to recognize the tax benefits on certain foreign tax loss carryforwards.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1996 and 1995

[CAPTION]
Results From Operations:
Six Months Ended June 30, 1996 Compared to Six Months Ended
June 30 , 1995:
Net income for the first six months was up 21% to $40.3 million, or $1.32 per share, compared to $33.4 million, or $1.10 per share, last year. Operating income for the first six months was up 15% to $77.6 million on a sales increase of 2% to $902.7 million.

Fluid Handling sales were up 14% and operating profit rose 49% compared to 1995. In the United States, sales increased due to the acquisition of Process Systems in the fourth quarter of 1995, strong demand for new products in the pumps line and higher shipments at Pacific Valves. Internationally, sales increased due to higher export sales at Crane U.K., and successful expansion to new markets and an improved domestic market at Crane Australia. Operating profit improved due to the sales increase as well as profitable results at Cochrane's water treatment business compared to a loss in the first half of 1995.

Aerospace sales increased 11% for the first six months as all three businesses experienced sales gains. Operating profit rose 21% due to the sales gains and increased penetration of the higher-margin aftermarket. Lear Romec's profits nearly doubled on a sales increase of 22% due to higher aftermarket and OEM sales.

Engineered Materials sales were essentially flat and operating profit improved 7%. At Resistoflex, higher shipments across all product lines resulted in a sales increase of 20% and an operating profit increase of 38%. A significant decline in the truck trailer transportation market negatively impacted results at Cor Tec. For Kemlite, this decline was offset with an increased demand in the recreational vehicle market. Crane Plumbing's results benefited from operating efficiencies.

Crane Controls sales declined slightly and operating profit was essentially flat. Results were negatively impacted by lower shipments of Ferguson's motion control products in the United States and Europe. This was partially offset by increased sales and operating profit at Powers Process Controls and Barksdale Germany. Profit improvements at Ferguson Europe were due to efficiency gains attributable to the plant consolidation completed in 1995.

Merchandising Systems sales decreased 8% and operating profit declined 15% compared to the first half of 1995. Vending merchandiser sales in the United States were down due to the completion of the United States Postal Service contract in 1995 and reduced purchases by national accounts. Operating profit at NRI improved significantly on a sales gain of 10% due to the benefits of its cost reduction program.

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
           Three and Six Months Ended June 30, 1995 and 1994

[CAPTION]
Results From Operations:

Six Months Ended June 30, 1995 Compared to Six Months Ended
June 30 , 1994:

Wholesale Distribution operating profit improved 53% on slightly lower sales. This was the result of significant improvements in Huttig's manufacturing business along with a 10% increase in profits in its distribution business. Higher margins at Crane Supply due to cost controls also contributed to the profit improvement.

Net interest expense declined to $10.5 million compared to $13.4 million a year earlier due to lower debt levels. The effective tax rate was 37.5% compared to 38.7% in 1995.


[CAPTION]
Liquidity and Capital Resources:

During the first half of 1996 the company generated $52.7 million of cash from operating activities compared to $31.3 million in 1995. Net debt totaled 39.1 percent of capital at June 30, 1996. The current ratio increased to 2.1 with working capital totaling $280.4 million at June 30, 1996 compared to $260.8 million at June 30, 1995. Due to seasonality, the company's working capital requirements peak at midyear.

As discussed further in Part II, Item 5 of this Form 10-Q, the company has signed a definitive agreement to acquire the microelectronics business of Interpoint Corporation. This acquisition will be financed through the issuance of stock.

Part II - Other Information

Item 1.    Legal Proceedings

Neither the company nor any subsidiary of the company has become a party to, nor has any of their property become the subject of, any material legal proceedings, other than ordinary routine litigation incidental to their businesses, except for the following.

On February 28, 1991, the company was served with a complaint filed in the U.S. District Court for the Eastern District of Missouri naming the company and its former subsidiary, CF&I Steel Corporation ("CF&I"), as defendants and alleging violations of the federal False Claims Act in connection with the distribution of the company's shares of CF&I to the company's shareholders in 1985. A subsequent complaint with substantially similar allegations was served on the company on September 22, 1992 and the two actions were consolidated by the Court. The case was brought in the name of the U.S. Government by a private individual (the "relator") and involves allegations of a conspiracy between the company and CF&I to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume certain unfunded liabilities under a CF&I pension plan (alleged to have been approximately $270 million), to prevent the PBGC from obtaining any reimbursement from the company and to publish and file misleading information in furtherance of those alleged objectives. The suit seeks treble damages and attorney's fees. On June 1,1993 the District Court dismissed the case for lack of subject matter jurisdiction under the False Claims Act and the plaintiff appealed. On November 16, 1994, the U.S. Court of Appeals for the Eighth Circuit reinstated the action. The company's petition for a writ of certiorari to the U.S. Supreme Court was denied on or about June 16, 1995 and the case was returned to the District Court to further proceedings. The company filed motions for summary judgment and judgment on the pleadings, and on May 30, 1996, the District Court entered an order dismissing all counts of the complaint. The relator has asked the District Court to reconsider its decision. That request is still pending. In addition, the relator has filed a notice of his intention to appeal the decision of the District Court to the United States Court of Appeals for the Eighth Circuit. The company is firmly convinced that the allegations made by the relator are without merit and that the actions of the District Court are correct. The company has vigorously defended itself in the litigation and will continue to do so, and is confident that it will ultimately prevail.

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

Part II - Other Information

On July 12, 1985 the company received written notice from the United States Environmental Protection Agency (the "EPA") that the EPA believes the company may be a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") to pay for investigation and corrective measures which may be required to be taken at the Roebling Steel Company site in Florence Township, Burlington County, New Jersey ("Roebling Site") of which its former subsidiary, CF&I Steel Corporation ("CF&I") was a past owner and operator prior to the enactment of CERCLA. The stated grounds for the EPA's position was the EPA's belief that the company had owned and/or operated the Roebling Site. The company has advised the EPA that such was not the case and does not believe that it is responsible for any testing or clean-up at the Roebling Site based on current facts.

The EPA has identified sources and areas of contamination at the Roebling Site which must be examined for potential environmental damage. The EPA has disclosed that two surface clean-ups have been performed at a cost in excess of $19 million. In July 1996 the EPA completed a third Focused Feasibility Study which defined the nature of contaminants and evaluated appropriate remedial alternatives, and the EPA estimated the cost of its preferred clean-up alternative at $38 million.

On November 7, 1990 CF&I filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. In the bankruptcy proceeding of CF&I the EPA was allowed an unsecured claim against CF&I for $27.1 million related to EPA's environmental investigations and remediation at the Roebling Site.

In June 1996 the company received a Section 104 Request issued by the EPA under CERCLA requesting information about the company's (and CF&I's) connection to the Roebling Site. The company is currently in the process of responding to this request, but based on the facts and circumstances summarized above, the company does not believe it is responsible for any portion of the clean-up.

Part II - Other Information

Item 5.    Other Information

On July 1, 1996, the company signed a definitive agreement to acquire the microelectronics business of Interpoint Corporation through a tax-free merger in which the company will issue shares of the company's common stock for all of the outstanding shares of Interpoint stock, immediately following the spin-off by Interpoint of its data storage subsidiary. The number of shares of the company's common stock issued will be based on the aggregate purchase price of $59 million less any outstanding debt of Interpoint on the date of the merger, estimated to be $20 million. Approximately 950,000 shares of the company's common stock will be issued as a result of this transaction. The transaction is subject to the approval of Interpoint shareholders.

Item 6.   Exhibits and Reports on Form 8-K

        11.Computation  of  earnings  per  share   for   the
        quarters and six months ended June 30, 1996 and 1995.

        27.Article 5 of Regulation S-X Financial Data Schedule for the second quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date August 14, 1996                   By /s/       D.S. Smith
                                               D.S. SMITH
                                         Vice President-Finance
                                       and Chief Financial Officer





Date August 14, 1996                   By /s/       M.L. Raithel
                                               M.L. RAITHEL
                                                Controller

                                                          EXHIBIT 11
                             Crane Co.
             Computation of Net Income per Common Share
              (in thousands except per share amounts)

                                         Three Months         Six Months
                                            Ended               Ended
                                           June 30,            June 30,
                                        1996     1995        1996   1995

Primary Net Income Per Share:

  Net income available
    to shareholders                    $22,104  $ 20,117      $40,312  $33,392

  Average primary shares outstanding    30,645    30,622       30,586   30,459

  Net Income                           $   .72  $    .66      $  1.32  $  1.10

Fully Diluted - Income Per Share:

  Net income                           $22,104  $ 20,117      $40,312  $33,392

Average primary shares outstanding      30,645    30,622       30,586   30,459

Add
    Adjustment for further dilutive
    effect of stock options (ending
    market price higher than average
    market price used in primary
    shares calculation)                     -         14            1       15


Average fully diluted shares
  outstanding                           30,645    30,636       30,587   30,474

Net income                             $   .72  $    .66      $  1.32  $  1.10






