Form 10-Q
period 1996-09-30
CRANE CO /DE/
filed 1996-11-13
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



     For the Quarterly Period Ended       September 30, 1996


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1996:

          Common stock, $1.00 Par Value - 30,631,560 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (in thousands, except per share amounts)
                             (unaudited)
                                       Periods Ended September 30,
                                       Three Months           Nine Months
                                  1996        1995        1996          1995
Net Sales                    $481,116  $453,344   $1,383,810  $1,337,401

Operating Costs and
Expenses:
  Cost of sales               352,632   336,860    1,012,219     993,081
  Selling, general and
     administrative            71,246    65,944      212,731     202,416
  Depreciation and
    amortization               12,226    12,406       36,298      36,252
                              436,104   415,210    1,261,248   1,231,749

Operating Profit               45,012    38,134      122,562     105,652

Other Income (Deductions):
  Interest income                 639       979        1,819       1,602
  Interest expense             (5,911)   (6,699)     (17,541)    (20,729)
  Miscellaneous - net           2,394     2,701         (207)      3,067
                               (2,878)   (3,019)     (15,929)    (16,060)

Income Before Taxes            42,134    35,115      106,633      89,592

Provision for Income Taxes     15,245    13,086       39,432      34,171

Net Income                   $ 26,889  $ 22,029   $   67,201  $   55,421


Net Income Per Share         $    .88  $    .71   $     2.20  $     1.81

Average Shares Outstanding     30,398    30,830       30,497      30,567

Dividends Per Share          $  .1875  $  .1875   $    .5625  $    .5625






           See Notes to Consolidated Financial Statements


Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
                           (in thousands)


                                    September 30,      December 31,
                                     1996       1995        1995
                                       (Unaudited)
Assets
Current Assets:
Cash and cash equivalents         $    28,241 $        423  $     5,476

Accounts receivable, net of
  allowance                           268,938      284,966      240,787

Inventories:
   Finished goods                     119,638      113,439      117,060
   Finished parts and
     subassemblies                     34,618       33,710       37,915
   Work in process                     31,287       37,358       35,364
   Raw materials                       56,146x      54,558       54,662
                                      241,689      239,065      245,001

Other current assets                    7,232        6,682        6,774

     Total Current Assets             546,100      531,136      498,038

Property, Plant and Equipment:
   Cost                               530,701      507,259      512,985
   Less accumulated depreciation      281,402      263,540      269,047
                                      249,299      243,719      243,938

Other Assets                           27,381       27,410       26,874

Intangibles                            56,649       60,142       58,894

Cost in excess of net assets
   acquired                           165,995      169,297      170,667
                                  $ 1,045,424 $  1,031,704  $   998,411


           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

                                              September 30,     December 31,
                                            1996        1995       1995
                                             (Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt    $       736  $       767   $       771
 Loans payable                                22,743       14,819       15,359
 Accounts payable                            112,330      109,612       96,873
 Accrued liabilities                         115,827      120,341      115,530
 U.S. and foreign taxes on income             17,003        9,872       12,743
    Total Current Liabilities                268,639      255,411      241,276

Long-Term Debt                               265,179      305,756      281,093

Deferred Income Taxes                         27,346       32,315       27,993

Other Liabilities                             21,714       17,274       21,977

Accrued Postretirement Benefits               43,204       43,138       43,071

Accrued Pension Liability                      8,397        8,730        8,272

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                      -            -            -

Common Shareholders' Equity:
 Common shares                                29,894       30,363       30,125
 Capital surplus                               2,383       20,037       12,283
 Retained earnings                           389,548      326,766      342,330
 Currency translation adjustment             (10,880)      (8,086)     (10,009)

    Total Common Shareholders' Equity        410,945      369,080      374,729
                                         $ 1,045,424  $ 1,031,704   $   998,411






           See Notes to Consolidated Financial Statements




                                -4-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (in thousands)
                            (unaudited)
                                                       Nine Months Ended
                                                         September 30,
                                                        1996          1995
Cash flows from operating activities:
   Net income                                        $  67,201   $   55,421
   Depreciation                                         25,973       26,848
   Amortization                                         10,325        9,404
   Deferred taxes                                       (1,159)      (1,385)
   Cash used for operating working capital              (5,719)     (27,800)
   Other                                                (4,261)         872
Total from operating activities                         92,360       63,360
Cash flows from investing activities:
   Capital expenditures                                (40,595)     (20,239)
   Payments for acquisitions                               -         (1,879)
   Proceeds from divestitures                            1,554          -
   Proceeds from disposition of capital assets          11,030        8,100
   Purchase of equity investment                           -         (5,501)
Total used for investing activities                    (28,011)     (19,519)
Cash flows from financing activities:
   Equity:
     Dividends paid                                    (16,966)     (17,096)
     Reacquisition of shares                           (20,311)      (3,129)
     Stock options exercised                             4,492        8,762
       Net Equity                                      (32,785)     (11,463)
   Debt:
     Repayments of long-term debt                      (12,013)     (13,051)
     Net decrease in short-term debt                     3,321      (21,052)
       Net Debt                                         (8,692)     (34,103)
Total(used for)provided from financing activities      (41,477)     (45,566)
Effect of exchange rate on cash and cash equivalents      (107)          76
Decrease in cash and cash equivalents                   22,765       (1,649)
Cash and cash equivalents at beginning of period         5,476        2,072
Cash and cash equivalents at end of period           $  28,241   $      423

Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (28,947)  $  (37,497)
Inventories                                              2,852        1,232
Other current assets                                      (483)        (209)
Accounts payable                                        10,450        6,164
Accrued liabilities                                      6,179          110
U.S. and foreign taxes on income                         4,230        2,400
     Total                                           $  (5,719)  $  (27,800)

Supplemental disclosure of cash flow information:
     Interest paid                                   $  16,550   $   19,681
     Income taxes paid                                  34,882       30,526

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

2.  Sales and operating profit by segment are as follows:

                        Three Months Ended        Nine Months Ended
                           September 30,            September 30,
                          1996         1995         1996       1995
(in thousands)

Net Sales:
Fluid Handling            $  91,606    $  88,438        $   275,810 $    250,695
Aerospace                    61,267       55,902            176,756      160,391
Engineered Materials         54,358       47,842            158,262      151,806
Crane Controls               31,933       31,739             98,173       99,006
Merchandising Systems        40,931       42,480            132,413      142,087
Wholesale Distribution      202,280      187,765            548,228      536,451
Other                         2,756        2,903              7,228        9,221
Intersegment Elimination     (4,015)      (3,725)           (13,060)     (12,256)
     Total                $ 481,116    $ 453,344        $ 1,383,810 $  1,337,401


Operating Profit (Loss):
Fluid Handling            $   6,685   $   6,560        $   17,449 $   13,793
Aerospace                    16,979      14,329            48,688     40,581
Engineered Materials          7,355       4,699            20,266     16,719
Crane Controls                2,501       2,417             8,597      8,475
Merchandising Systems         5,292       4,587            18,409     19,983
Wholesale Distribution       10,456       8,793            22,313     16,542
Other                            70         280                83        322
Corporate                    (4,346)     (3,507)          (13,393)    (10,817)
Intersegment Elimination         20         (24)              150         54
     Total                $  45,012   $  38,134        $  122,562 $  105,652



                                 -6-

Part I - Financial Information (Cont'd.)


              Notes to Consolidated Financial Statements

3.  Accounts Receivable
    Receivables are carried at net realizable value. The allowance for doubtful accounts was $4,018,000 at September 30, 1996, $4,484,000 at September 30, 1995, and $3,598,000 at December 31,
    1995.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $51,706,000 at September 30, 1996, $52,021,000 at September 30, 1995, and
    $49,460,000 at December 31, 1995.

5.  Intangibles
    Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from five to twenty years. Accumulated amortization was $14,131,000 at September 30, 1996, $9,924,000 at September 30, 1995, and $11,020,000 at
    December 31, 1995.

6.  Cost in Excess of Net Assets Acquired
    Cost in excess of net assets acquired is amortized on a straight-
    line  basis  principally  over  15  to  40  years.   Accumulated
    amortization  was $26,723,000 at September 30,1996,  $21,051,000
    on September 30, 1995, and $22,482,000 on December 31, 1995.

Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

        Three and Nine Months Ended September 30, 1996 and 1995

[CAPTION]
Results From Operations:

Third Quarter of 1996 Compared to Third Quarter of 1995:

Net income for the quarter ended September 30, 1996 set a third quarter record of $26.9 million, or $.88 per share. This represents a 22% increase from the $22 million, or $.71 per share, reported for the 1995 third quarter. Operating profit for the third quarter increased 18% to $45 million on a sales increase of 6.1% to $481.1 million. Operating margins improved one percentage point to 9.4% of sales.

Fluid Handling sales were up 3.6% and operating profit increased 1.9% in the quarter compared to the prior year. The pump businesses experienced strong sales gains with most product lines contributing to the improvement. Pump sales also benefited from the impact of the Process Systems acquisition completed in the fourth quarter of 1995 and new products. Valves shipments were up slightly as improvements in international valves businesses more than offset a significant decline in North American shipments of engineered cast steel and nuclear products. Operating profit improved due to the strong sales at the pump businesses and Crane Australia. These improvements were tempered by weak results at Crane Valves North America due to lower sales and lower production level at Crane U.K. as this unit adjusts its inventory in line with current order backlog.

Aerospace  sales  increased  10% in the  quarter  due  to  continued
increases in shipments to airframe manufacturers and increased aftermarket shipments. Despite increased product development spending, operating profit rose 18% from the increased sales volume and manufacturing efficiency gains. Orders in the commercial air transportation market remain strong and the company expects that this trend will continue into 1997 as aircraft production and airline utilization rates continue to rise.

Engineered Materials sales and operating profit increased 14% and 57%, respectively, compared to the 1995 third quarter. The improved results were attributable to significantly higher shipments and operating margins at Resistoflex and Kemlite. Resistoflex shipments increased 50% with gains across most product lines. In addition, Resistoflex benefited from its expansion into the Southeast Asia market. Kemlite sales rose 16% as fiberglass-reinforced plastic panels continued to displace aluminum in the recreational vehicle market. Results at Cor Tec continued to be negatively impacted by the 20% decline in the truck trailer transportation market.

Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

       Three and Nine Months Ended September 30, 1996 and 1995

Crane Controls operating profit was up 3.5% on a small sales increase compared to the third quarter 1995. Contributing to the improvement in profits were Ferguson Europe which recorded a profit compared to a loss due to the plant consolidation in 1995 and Dynalco which had significantly higher margins on increased sales. Lower operating costs at Barksdale U.S. resulted in improved margins despite flat sales.

Merchandising Systems sales declined 3.6% while operating profit improved 15% in the quarter compared to the prior year. National Vendors vending merchandiser sales in the United States fell due to reduced purchases by national accounts and a shift in product mix towards smaller merchandisers. In addition, sales efforts in Europe were hampered by weak demand in Germany and France. Despite the lower sales, National Vendors' profit increased due to the cost benefits of its plant modernization program. Operating profit for NRI improved due to increased sales and the continued benefit of costs reduction programs. Overall, this segment's operating margins improved to 12.9% of sales from 10.8% in the third quarter of 1995.

Wholesale Distribution sales increased 7.7% and operating profit rose 19%. Huttig's distribution business benefited from the increased activity in the home construction market. This along with a shift to higher value added products at its manufacturing facilities led to improved profit margins at Huttig. Additionally, Crane Supply and Valve Systems and Controls improved profit margins due to cost control initiatives and increased focus on maintaining margins in competitive markets allowing this segment's overall margin to increase to 5.2% of sales compared to 4.7% in the third quarter of 1995.

Interest expense in the quarter decreased $.4 million compared to the prior year due to reduced debt levels. The company's effective tax rate in the third quarter improved to 36.2% from 37.3% in the comparable quarter as the company was able to realize tax benefits on certain foreign tax loss carryforwards.

Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

       Three and Nine Months Ended September 30, 1996 and 1995

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30 , 1995:

Net income for the first nine months increased 21% to $67.2 million, or $2.20 per share, from the $55.4 million, or $1.81 per share, in the comparable 1995 period. Operating profit for the nine months increased 16% to $122.6 million on a sales increase of 3.5% to $1.4 billion. Operating margins improved a full percentage point from the prior year level.

Fluid Handling sales were up 10% and operating profit was up 26%. In the United States, sales increased due to the acquisition of Process Systems in the fourth quarter of 1995 and strong demand in the pump businesses. Internationally, sales improved due to higher export sales at Crane U.K., increased market share at Westad in Norway, and successful expansion to new markets and an improved domestic market at Crane Australia. Operating profit increased due to the strong sales as well as profitable results at Cochrane's water treatment business compared to a loss in 1995.

Aerospace sales were up 10% in the first nine months due to continued increases in shipments to airframe manufacturers and the overhaul and repair markets. Operating profit rose 20% as a result of the sales increase, higher margins in the overhaul and repair markets and manufacturing efficiencies.

Engineered Materials sales and operating profit increased 4% and 21%, respectively. At Resistoflex, higher shipments across most product lines and successful expansion in Asia led to a sales increase of 31% and an operating profit increase of 58%. A significant decline in the truck trailer transportation market negatively impacted Cor Tec's sales and profits. At Kemlite, the declines due to the transportation market were offset with increased demand in the recreational vehicle market.

Crane Controls operating profit improved slightly despite a small decline in sales. Lower shipments of Ferguson's motion control products were offset partially by sales gains at Barksdale. In addition, Ferguson Europe's results benefited from the plant consolidation completed in 1995.

Merchandising Systems operating profit was down 8% on a 7% sales decline. Vending merchandiser sales in the United States declined due to the completion of the United States Postal Service contract in 1995 and reduced purchases by national accounts. Operating profit at NRI improved significantly on an 8% sales gain due to the benefits of its cost reduction program.

Item 2.  Management's Discussion and Analysis of Financial Condition

                      and Results of Operations

        Three and Nine Months Ended September 30, 1996 and 1995


Wholesale Distribution operating profit improved 35% on a small sales increase. This was mainly the result of significant improvements in Huttig's manufacturing business along with profit margin improvements in its distribution business. Cost control initiatives at Crane Supply and Valve Systems & Controls also benefited results increasing the overall profit margin of this segment by a full percentage point.

Net interest expense decreased 18% to $15.7 million from $19.1 million a year earlier due to lower debt levels. The effective tax rate was 37% compared to 38.1% in 1995.

[CAPTION]
Liquidity and Capital Resources:

For the first nine months of 1996, the company generated more than $92 million in cash from operations allowing Crane to reduce net debt $31.3 million from December 31, 1995 to $260.4 million at September 30, 1996. As a result, the net debt to capital ratio improved to 38.8% from 43.8%. In addition, the company made capital expenditures of $40.6 million, paid dividends of $17 million and repurchased 490,000 shares of stock in the open market at an average price per share of $37.98 for a total of $18.6 million.

Part II - Other Information

Item 1.   Legal Proceedings:

Neither the company nor any subsidiary of the company has become a party to, nor has any of their property become the subject of, any material legal proceedings, other than ordinary routine litigation incidental to their businesses, except for the following.

On February 28, 1991, the company was served with a complaint filed in the U.S. District Court for the Eastern District of Missouri naming the company and its former subsidiary, CF&I Steel Corporation ("CF&I"), as defendants and alleging violations of the federal False Claims Act in connection with the distribution of the company's shares of CF&I to the company's shareholders in 1985. A subsequent complaint with substantially similar allegations was served on the company on September 22, 1992 and the two actions were consolidated by the Court. The case was brought in the name of the U.S. Government by a private individual (the "relator") and involves allegations of a conspiracy between the company and CF&I to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume certain unfunded liabilities under a CF&I pension plan (alleged to have been approximately $270 million), to prevent the PBGC from obtaining any reimbursement from the company and to publish and file misleading information in furtherance of those alleged objectives. The suit seeks treble damages and attorney's fees. On June 1,1993 the District Court dismissed the case for lack of subject matter jurisdiction under the False Claims Act and the plaintiff appealed. On November 16, 1994, the U.S. Court of Appeals for the Eighth Circuit reinstated the action. The company's petition for a writ of certiorari to the U.S. Supreme Court was denied on or about June 16, 1995 and the case was returned to the District Court to further proceedings. The company filed motions for summary judgment and judgment on the pleadings, and on May 30, 1996, the District Court entered an order dismissing all counts of the complaint. The relator asked the District Court to reconsider its decision and on September 3, 1996 the District Court denied the relator's request. The relator filed his notice of appeal on June 3, 1996 and an amended notice of appeal on September 11, 1996, and the appeal is currently being briefed by the parties for the United States Court of Appeals for the Eighth Circuit. The company is firmly convinced that the allegations made by the relator are without merit and that the actions of the District Court are correct. The company has vigorously defended itself in the litigation and will continue to do so, and is confident that it will ultimately prevail.

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

In June 1996 the company received a Section 104 Request issued by the EPA under CERCLA requesting information about the company's (and CF&I's) connection to the Roebling Site. The company has filed its response to this request, and based on the facts and circumstances summarized above, the company does not believe it is responsible for any portion of the clean-up.

Part II - Other Information

Item 5.   Other:

On October 15, 1996, the company completed the acquisition of Interpoint Corporation in a tax-free merger in which the company issued shares of Crane common stock for all the outstanding shares of Interpoint. The aggregate purchase price was $59 million which, after deduction of approximately $26 million in Interpoint debt and certain other adjustments, resulted in the issuance of 729,541 shares of Crane common stock. Interpoint designs and manufactures high density power converters with applications in the aerospace and medical technology industries. This acquisition allows Crane to increase both its product and customer base and to provide its current customers with a wider range of power components and sub-systems.

On October 28, 1996, the company announced it would effect a three-for-two split of its common stock in the form of a stock dividend of one share of common stock for every two shares of common stock outstanding payable on December 12, 1996 to shareholders of record as the close of business December 4, 1996.

On October 31, 1996, the company acquired Grenson Electronics of Daventry England for $2.74 million. Grenson Electronics designs and produces low voltage power conversion electronics for the aerospace, defense and industrial markets.



Item 6.   Exhibits and Reports on Form 8-K


        11.Computation  of  earnings  per  share   for   the
        quarters  and nine months ended September  30,  1996
        and 1995.

        27.Article 5 of Regulation S-X Financial Data Schedule for the third quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date November 13, 1996                 By  /s/ D.S. Smith
                                               D.S. SMITH
                                         Vice President-Finance
                                       and Chief Financial Officer





Date November 13, 1996                 By  /s/ M.L. Raithel
                                               M.L. RAITHEL
                                                Controller

                     Crane Co. and Subsidiaries
                      Exhibit 11 to Form 10-Q
             Computation of Net Income per Common Share
      Three and Nine Months Ended September 30, 1996 and 1995
              (in thousands, except per share amounts)

                                  Three Months    Nine Months Ended
                                     Ended
                                 September 30,      September 30,
                                 1996     1995       1996      1995
Primary Net Income Per Share:

Net income available
    to shareholders                 $ 26,889  $ 22,029  $ 67,201    $55,421

Average primary shares outstanding    30,398    30,830    30,497     30,567

  Net Income                        $    .88  $    .71  $   2.20    $  1.81

Fully Diluted - Income Per Share:

Net income available to
     shareholders                   $ 26,889  $ 22,029  $ 67,201    $55,421

Average primary shares outstanding    30,398    30,830    30,497     30,567

Add
   Adjustment for further dilutive
   effect of stock options (ending
   market price higher than average
   market price used in primary
   shares calculation)                    80         9        69         11


Average fully diluted shares
  outstanding                         30,478    30,839    30,566     30,578

Net income                          $    .88  $    .71  $   2.20    $  1.81







