Form 10-K405
period 1996-12-31
CRANE CO /DE/
filed 1997-03-14
CIK 25445

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ----------------  ---------------
                         Commission file number 1-1657
                                                ------
                                   CRANE CO.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     13-1952290
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No)

100 First Stamford Place, Stamford, CT                      06902
--------------------------------------                 ----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
           Title of each class                            which registered
           -------------------                         -----------------------
       Common shares, par value $1.00                  New York Stock Exchange
       Preferred Share Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                      7 1/4% senior notes due June, 1999
                      8 1/2% senior notes due March, 2004
                      ------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.    Yes  X      No
                                         ----       ----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      (X)

Based on the average stock price of $32.94 on January 31, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,224,688,745.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 45,537,559 at January 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

Portions of the proxy statement for the annual shareholders meeting April 21, 1997 are incorporated by reference into Parts I and III.

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

                                 ACQUISITIONS

        In the past five years, the company has completed 14 acquisitions. During 1996, the company acquired two companies. In mid October, the company acquired Interpoint Corporation in a tax-free merger in which the company issued 1,094,312 shares of Crane Co. common stock and assumed $26 million in debt. Interpoint is a leader in the design and manufacture of standard and custom miniature DC-to-DC power converters with applications in aerospace and medical technology industries. In late October the company acquired Grenson Electronics Ltd. of Daventry, England for a cash payment of $2.7 million. Grenson Electronics produces low voltage power conversion electronics for aerospace, defense and industrial markets.

        During 1995, the company completed three acquisitions at a cost of $9.4 million. In February the company, through its Barksdale subsidiary, acquired Unimess GmbH, a German-based manufacturer of a full line of solid state pressure switches and transducers, level switches and indicating systems, and flow measurement and control components for specialized instrumentation requirements in numerous industrial processes. In the fourth quarter, the company acquired Process Systems, Inc. based in Michigan. Process Systems is a manufacturer of vertical turbine pumps and accessories for industrial applications. In November 1995, the company acquired Kessel PTE Ltd., a fluoropolymer plastic lined pipe manufacturer with facilities in Singapore and Thailand.

        The company completed three acquisitions in 1994 at a total cost of $240 million. The company, through its wholly-owned subsidiary Huttig Sash & Door Company, acquired a molding and millwork manufacturing operation in Prineville, Oregon in May 1994. In April, 1994, the company purchased Mark Controls Corporation, a manufacturer of automatic and manually operated valves, and specialized instruments and controls, for commercial and industrial customers. The company acquired ELDEC Corporation in March 1994. ELDEC's products are used worldwide on all major commercial and business aircraft and include: position indication and control systems, proximity switches and components, true mass fuel flowmeters, and power conversion components and systems.

        In 1993, the company completed five acquisitions at a total cost of $106 million. In December, the company acquired Burks Pumps, Inc., which has manufacturing facilities in Piqua, Ohio and Decatur, Illinois and provides engineered pumps for an array of specialized commercial, industrial and municipal fluid handling applications. The products are marketed under the Barnes, Burks, Weinman and Prosser brand names. Also included was a line of tank cleaning equipment sold under the Sellers brand name for the industrial cleaning place market. This acquisition substantially increased Crane's involvement in niche pump markets.

        In October 1993, the company acquired Filon, a manufacturer of fiberglass-reinforced plastic (FRP) panels. Filon was integrated with the company's Kemlite unit in the fourth quarter of 1993. The Filon acquisition significantly expanded Kemlite's position as a supplier of FRP panels to the recreational vehicle market.

                                                                         /1

        --------

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

                                 DIVESTITURES

        In the past five years, the company has divested four businesses. In March of 1996, the company sold Empire Foundry. In December 1994, Huttig sold its window manufacturing business for $2.4 million. The transaction excluded real estate and receivables. In July 1994, the company sold Modulinc, the fiber optic channel product line of ELDEC. In April 1993, the company sold its precision ordnance business, UniDynamics/Phoenix for approximately $6 million.

                              LONG-TERM FINANCING

        In June 1994 the company sold $150,000,000 of 7 1/4% notes that will mature on June 15, 1999. During March 1992 the company sold $100,000,000 of 8 1/2% notes that will mature on March 15, 2004.

                               BUSINESS SEGMENTS

        See pages 26 and 27 of the Annual Report to Shareholders for sales, operating profit and assets employed of each business segment.

                                FLUID HANDLING

        The Fluid Handling segment consists of valve, pump and water treatment businesses. The Crane Valve business with five manufacturing facilities in North America, as well as plants in the United Kingdom, Australia, Norway, China and Indonesia, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the Crane, Jenkins, Pacific, Westad, Flowseal and Center Line brands. Crane Pumps has six manufacturing facilities in the United States located in Ohio, Illinois, Pennsylvania, West Virginia and Michigan. Pumps are manufactured under the Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems brand names. Pumps are sold to a broad customer base, which includes chemical and hydrocarbon process industries, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The water treatment business has a manufacturing facility in Pennsylvania and serves the water and wastewater treatment market. Its products are sold under the Cochrane name. This group employs 3,000 people and had assets of $255.1 million at December 31, 1996. Fluid Handling order backlog totaled $88.6 million, a $2 million decline from the prior year.

        Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.

                                                                /2

        --------

                                   AEROSPACE

        The Aerospace segment consists of ELDEC, Hydro-Aire, Lear Romec and Interpoint.

        The group employs 2,300 people and had assets of $251.7 million at year end. The order backlog totaled $269 million at December 31, 1996, an increase of 28% from the prior year. This increase was attributable mainly to Interpoint.

        ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors and components, true mass fuel flowmeters, power conversion components and systems for the commercial, business and military aerospace industries, and military marine and telecommunications markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Grenson Electronics of Daventry, England, which the company acquired in the fourth quarter of 1996, has been integrated with ELDEC. Grenson produces low voltage power conversion electronics for aerospace, defense and industrial markets.

        ELDEC also has a $5.0 million 47% equity investment in Powec A/S, a Norwegian manufacturer of power conditioning products and systems, whose products are complementary to the products and complex power systems engineering capabilities at ELDEC. This accelerates the transfer of our Aerospace power conversion technology to the commercial wireless telecommunications market.

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

        Interpoint designs, manufactures and sells thick-film hybrid DC-to-DC power converters, custom microcircuits and accessory products for applications in commercial and military aerospace and space industries and in the medical technology industry.



                                                                              /3

        --------

                             ENGINEERED MATERIALS

        The Engineered Materials segment consists of five businesses:
Kemlite, Cor Tec, Resistoflex, Polyflon and Crane Plumbing.

        This group had assets of $102 million at December 31, 1996 and employed 1,100 people. Order backlog at year end 1996 was strong at $22.6 million, a slight increase from the prior year.

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

        Resistoflex is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, petroleum distribution, ultra pure water and waste management industries. It also manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry. Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Its aerospace products are sold directly to the aerospace industry. Resistoflex also manufactures plastic-lined pipe products at its Singapore plant serving the rapidly expanding Asian chemical processing industry as well as the Asian pharmaceutical industry.

        Polyflon manufactures radio frequency and microwave components, capacitors, circuit processing, and antennas for commercial and aerospace uses.

        Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distributors in Canada and it has a large share of the Canadian plumbing fixtures market.


                                                                              /4

        --------

                                CRANE CONTROLS

        This segment includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including the petroleum, chemical, construction, food and beverage, power generation industries and transportation. Crane Controls had assets of $125.4 million at December 31, 1996, and employs 860 people. On December 31, 1996, Crane Controls had a backlog of $25 million, a 4% decline from the prior year level.

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

                             MERCHANDISING SYSTEMS

        The Merchandising Systems segment has two operating units: National Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food/service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and

                                                                        /5

        --------

                       MERCHANDISING SYSTEMS (continued)

hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in a 463,000 sq. ft. state of the art facility in Bridgeton, Missouri. National Vendors' products are marketed directly to customers in the United States and Europe by company sales and marketing personnel, and in other international markets through independent distributors. Merchandising Systems employs 1,000 people and had assets of $91.5 million at year end 1996.

        Order backlog totaled $18.6 million at December 31, 1996, compared to $14.7 million at December 31, 1995.

                            WHOLESALE DISTRIBUTION

        The company distributes millwork products through its wholly owned subsidiary, Huttig Sash & Door Company ("Huttig"). These products include doors, windows, moldings and related building products. Huttig assembles certain of these products to customer specification prior to distribution. Its principal customers are building material dealers, building contractors and home remodelers that service the new construction and remodeling markets. Wholesale operations are conducted nationally through forty-four distribution centers throughout the United States, in both major and medium-sized cities. Huttig's sales are made on both a direct shipment and out-of-warehouse basis entirely through its own sales force.

        Huttig also manufactures specialty molding and millwork products at its Prineville, Oregon facility. The majority of the molding products are sold to third parties but Huttig is the single largest customer. In 1996, Huttig closed its manufacturing plant in Montana, where it produced certain of the above products and other finished lumber.

        Valve Systems & Controls is a value-added industrial distributor providing power operated valves and flow control systems to the petroleum, chemical, power and general processing industries. It services its customers through facilities in Texas and Louisiana.

        Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products which are both complementary to and partly competitive with Crane's own manufactured products.

                                     OTHER

        The other segment consists of Crane Defense Systems, which is the only Crane business focused on defense industry products. Crane Defense Systems is engaged in the development and manufacture of specialized handling systems, elevators, winches, ground support equipment, cranes and associated electronics. These products are sold directly to the government and defense contractors and represent less than 1% of 1996 sales.

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

        The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $52,000,000 in 1996, $51,900,000 in 1995, and $46,400,000
in 1994 Included in these amounts were approximately $10,300,000, $12,600,000 and $9,500,000 received by the company in 1996, 1995 and 1994, respectively, for customer sponsored research and development.

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

Item 2. Properties
        ----------


MANUFACTURING FACILITIES*           NUMBER            AREA

Fluid Handling
      United States                    13          1,283,000 sq. ft.
      Canada                            2            140,000 sq. ft.
      International                     7            910,000 sq. ft.

Aerospace
      United States                     6            614,000 sq. ft.
      International                     3             35,000 sq. ft.

Engineered Materials
      United States                     7            710,000 sq. ft.
      Canada                            3            601,000 sq. ft.
      International                     1             10,000 sq. ft.

Crane Controls
      United States                     7            423,000 sq. ft.
      International                     2             53,000 sq. ft.

Merchandising Systems
      United States                     1            463,000 sq. ft.
      Other International               1             77,000 sq. ft.

Wholesale Distribution                  1            577,000 sq. ft.

Other                                   1            113,000 sq. ft.

------------------------

        *Includes plants under lease agreements.

            Leased                                          Leases
         Manufacturing                                      Expiring
          Facilities         Number            Area         Through
         -------------       ------            ----         ---------

         United States          9          463,000 sq. ft.    2006
         Canada                 1           12,000 sq. ft.    2000
         Other International    5           67,000 sq. ft.    2013

        Fluid Handling operates six valve service centers in the United States, of which four are owned, and one distribution center in the United States. This segment operates internationally eight distribution and seven service centers.

                                                                /8

         ----------

         Crane Controls operates two distribution centers internationally.

         Merchandising Systems operates eight distribution centers in the United States and six internationally.

         Wholesale Distribution has forty-four Huttig branch warehouses in the United States, of which twenty-seven are owned. The Canadian wholesale operation maintains thirty-five distribution branch warehouses in Canada, of which fifteen are owned. Valve Systems & Controls operates two leased distribution facilities in the United States.

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

         On February 28, 1991, the company was served with a complaint filed in the U.S. District Court for the Eastern District of Missouri naming the company and its former subsidiary, CF&I Steel Corporation ("CF&I"), as defendants and alleging violations of the federal False Claims Act in connection with the distribution of the company's shares of CF&I to the company's shareholders in 1985. A subsequent complaint with substantially similar allegations was served on the company on September 22, 1992. The two actions have been consolidated by the court (Civil Actions Nos. 91-0429-C-1 and 4:92CVOO5144JCH). On June 1,1993 the district court dismissed the case for lack of subject matter jurisdiction under the False Claims Act and the plaintiff appealed. On November 16, 1994, the U.S. Court of Appeals for the Eighth Circuit reinstated the action. The company's petition for a writ of certiorari to the U.S. Supreme Court was denied on or about June 16, 1995 and the case has been returned to the District court to further proceedings. The case was brought in the name of the U.S. Government by a private individual (the "relator") and involves allegations of a conspiracy between the company and CF&I to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume certain unfunded liabilities under a CF&I pension plan (alleged to have been approximately $270 million), to prevent the PBGC from obtaining any reimbursement from the company and to publish and file misleading information in furtherance of those alleged objectives. The suit seeks treble damages and attorney's fees. The lawsuit was dismissed in May 1996 upon the company's motions for summary judgment and for judgment on the pleadings. While the relator has appealed this dismissal, the company believes that the dismissal will be upheld on appeal and, accordingly, that the proceeding is not likely to have a material effect on the company's results of operations or financial condition.

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

        In a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised Cor Tec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that Cor Tec's plant facility in Washington Court House, Ohio, had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits and in some instances in amounts exceeding the limits allegedly allowed under applicable rules. The Ohio Attorney General's office also alleged that certain contaminant sources at the Cor Tec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. In 1993, in full cooperation with the Ohio EPA, Cor Tec constructed an emission control system in its plant at a cost exceeding $700,000 which included the installation of a hood, vent and incinerator to capture and incinerate the styrene emissions. At a meeting in Columbus, Ohio on March 4, 1993 the Attorney General's office representing the Ohio EPA, proposed that Cor Tec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million which Cor Tec has refused to do. In a letter dated July 17, 1995 the Attorney General's office of the State of Ohio delivered a draft Complaint to Cor Tec (Court of Common Pleas, Fayette County, Ohio) alleging failure by Cor Tec to obtain various permits to install and to operate sources of contaminants and also alleging violations of air emissions standards, for periods 1974 to 1993. Penalties of $25,000 per day for each violation are demanded in the draft complaint. In a letter dated November 9, 1995, the Attorney General's

                                                     /10
office presented a reduced civil penalty demand for $1.8 million and, by letter dated December 9, 1996, the Attorney General's office again threatened to commence suit in thirty (30) days (subsequently extended) unless Cor Tec significantly increased its $50,000 offer to settle. Cor Tec has responded in writing that, among other things, (i) the rule upon which the state's demands are based was not adopted in accordance with applicable statutory directives and is, therefore, unenforceable, (ii) Cor Tec has nevertheless complied with the rule as it is currently applied by the state, (iii) the state has considerable discretion in penalty calculation and the penalties sought by the state against Cor Tec are wholly out of proportion with the nature of the alleged violations and (iv) more lenient rules have been adopted for much larger VOC emission sources located in more polluted urban areas and thus Cor Tec's competitors have an advantage in the market place. On February 21, 1997, the Attorney General's office on behalf of the Ohio EPA commenced a civil action against Cor Tec in the Court of Common Pleas, Fayette County, Ohio alleging among other things, failure to obtain various permits to install and operate sources of contaminants and also alleging violation of air emission standards, for the period 1974 to 1993. Penalties for $25,000 per day for each day of violation have been demanded in the Complaint. Cor Tec continues to believe it has adequate defenses to the allegations in the Complaint and it plans to vigorously resist paying any damages, fines, or penalties.

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

            The EPA has identified sources and areas of contamination at the Roebling Site which must be examined for potential environmental damage. The EPA has disclosed that two surface clean-ups have been performed at a cost in excess of $19 million. In July 1996, the EPA completed a third Focused Feasibility Study which defined the nature of the contaminants and evaluated appropriate remedial alternatives, and the EPA estimated the cost of its preferred clean-up alternative at $38 million.

            On November 7, 1990 CF&I filed a petition for reorganization and protection under Chapter 11 of the United States Bankruptcy Code. In the bankruptcy proceeding of CF&I, the EPA was allowed an unsecured claim against CF&I for $27.1 million related to the EPA's environmental investigations and remediation at the Roebling Site.

            In June 1996 the company received a Section 104 request issued by the EPA under CERCLA seeking information about the company's (and CF&I's) connection to the Roebling Site. On August 26, 1996, the company filed its response to the Section 104 Request and, to date, has received no further communications from the EPA concerning the Roebling Site. Based on the facts and circumstances summarized above, the company does not believe it is responsible for any portion of the Roebling Site clean-up.

Item 4. Submission of Matters to a Vote of Security Holders

            No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                                                /11

                     EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers of the registrant are as follows:

                                                         Business Experience                                 Officer
Name                     Position                        During Past Five Years                 Age           Since
----                     --------                        ----------------------                 ---          -------
Robert S. Evans         Chairman and Chief               Chairman and Chief                      52           1974
                        Executive Officer                Executive Officer of the company
                        since 1985 and previously
                        President of the company

L. Hill Clark           President and                    Executive Vice President of             52           1994
                        Chief Operating                  the company, previously
                        Officer                          President of Lear Romec,
                                                         and previously held
                                                         various positions within
                                                         Allied Signal Inc., a diversified
                                                         manufacturing company

Robert J. Muller, Jr.   Executive Vice                  Executive Vice President of              50           1988
                        President                       the company, responsible for
                                                        National Vendors division

Augustus I. duPont      Vice President,                 Vice President and General               45           1996
                        General Counsel                 Counsel and Secretary of
                        and Secretary                   the company, previously Vice
                                                        President, General Counsel and
                                                        Secretary of Reeves Industries, Inc.,
                                                        a manufacturer of apparel textiles
                                                        and industrial coated fabrics, from
                                                        May 1994 to December 1995; Vice
                                                        President, General Counsel and
                                                        Secretary of Sprague Technologies,
                                                        Inc., a manufacturer of electronic
                                                        components, from May 1987 to
                                                        December 1993

Anthony D. Pantaleoni   Vice President                  Vice President - Environment,            42         1989
                        Environment,                    Health & Safety of the
                        Health & Safety                 company

Richard B. Phillips     Vice President                  Vice President - Human                   53         1987
                        Human Resources                 Resources of the company

David S. Smith          Vice President-                 Vice President - Finance                 39         1991
                        Finance and                     and Chief Financial Officer
                        Chief Financial                 of the company, previously
                        Officer                         Vice President - Corporate
                                                        Development of the company

Michael L. Raithel      Controller                      Controller of the company                49         1985

Gil A. Dickoff          Treasurer                       Treasurer of the company,                35         1992
                                                        previously Assistant
                                                        Treasurer of the company

                                                                      /12

                                    PART II

    The information required by Items 5 through 8 is hereby incorporated by reference to Pages 14 through 35 of the Annual Report to Shareholders.


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



                                                            /13

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                      Page
                                                                      ----
    (a)  Financial Statements and Schedule:
    ---  ----------------------------------
    Independent Auditors' Report                                       17

    Schedule VIII     Valuation and Qualifying Accounts                18

    The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 and the financial review, appearing on Pages 14 through 35 of Crane Co.'s Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference and are supplemented by the schedule on Page 16 of this report.

    All other statements and schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.


    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 1996.

    (c) Exhibits to Form 10-K:
        (3) There is incorporated by reference herein:
            (a) The company's Certificate of Incorporation contained in Exhibit D (Certificate of Designation) to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.
            (b) The company's By-laws contained in Exhibit A to the company's Annual Report on Form 10-K for the fiscal years ended December 31, 1995.
        (4) Instruments Defining the Rights of Security Holders, including
            Indentures:
            (a) There is incorporated by reference herein:
                 (1)  Preferred Share Purchase Rights Agreement contained in
                      Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 12, 1988.
                 (2) Amendment to Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on June 29, 1990.



                                                            /14

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

            (b) There is incorporated by reference herein:
                 1) Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4 to Registration Statement No. 33-39658.

        (10)  Material Contracts:
            (iii)Compensatory Plans
            There is incorporated by reference herein:
            (a) The Crane Co. Restricted Stock Award Plan as amended through May 6, 1996, contained in Exhibit A to the company's Form 10-Q for the quarter ended March 31, 1996.
            (b) The forms of Employment/Severance Agreement between the company company and the executive officers (form I) and (form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
            (c) The E.V.A. incentive compensation plan for executive officers contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year December 31, 1994.
            (d) The Crane Co. Non-Employee Directors Restricted Stock Award Plan as amended through May 10, 1993 contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
            (e) The indemnification agreements entered into with each director and executive officer of the company, the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
            (f) The Crane Co. Retirement Plan for Non-Employee Directors
                contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
            (g) The Crane Co. Stock Option Plan as amended as of February 27,
                1995 contained in Exhibit 4(a) to the company's Registration Statement No. 33-59389 on Form S-8 filed with the Commission on May 17, 1995 .

        (11) Statement re computation of per share earnings:
             Exhibit A:    Computation of net income per share.
        (13) Annual report to security holders:
             Exhibit B:    Annual Report to shareholders for the year ended
                           December 31, 1996.
        (21) Subsidiaries of the Registrant:
             Exhibit C:    Subsidiaries of the Registrant.
        (23) Consent of Experts and Counsel
             Exhibit D:    Independent auditors' consent.

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

                                   CRANE CO.
                              -------------------
                                  (Registrant)
                                 -------------

                          By    / s/ D. S. Smith
                               -------------------------
                                     D. S. Smith
                           Vice President-Finance and
                            Chief Financial Officer
                                 Date  2/24/97
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    OFFICERS

                           /s/ R. S. Evans
                           -------------------------
                           R. S. Evans
                           Chairman, Chief Executive Officer and Director Date 2/24/97
                                 -------

        /s/ D. S. Smith                      /s/ M. L. Raithel
        -------------------------------       -----------------------------
        D. S. Smith                          M. L. Raithel
        Vice President-Finance and           Controller
        Chief Financial Officer              (Principal Accounting Officer)
        (Principal Financial Officer)        Date     2/24/97
                                                       -------
        Date      2/24/97
                  -------


                                   DIRECTORS


/s/ M. Anathan, III         /s/  E. T. Bigelow, Jr.           /s/ R.S. Forte
-----------------------     --------------------------        --------------
    M. Anathan, III              E. T. Bigelow, Jr.               R.S. Forte
Date         2/24/97        Date               2/24/97      Date         2/24/97
             -------                           -------                   -------

 /s/ D.R. Gardner           /s/ J. Gaulin                    /s/ D. C. Minton
-----------------------     ---------------------------      -------------------
     D.R. Gardner               J. Gaulin                        D.C. Minton
Date         2/24/97        Date                2/24/97     Date         2/24/97
             -------                           -------                   -------

/s/ C.J. Queenan, Jr.       /s/ B. Yavitz
 ----------------------    -----------------------------
    C.J. Queenan, Jr.           B. Yavitz
Date         2/24/97        Date                2/24/97
             -------                            -------

                                                            /16

                          INDEPENDENT AUDITORS' REPORT



TO THE SHAREHOLDERS OF CRANE CO.:

We have audited the consolidated financial statements of Crane Co. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 and have issued our report thereon dated January 27, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Crane Co., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                DELOITTE & TOUCHE LLP
                                                Stamford, Connecticut
                                                January 27, 1997



                                                            /17

                           CRANE CO. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)




Balance at                          Additions                     Balance
Beginning                           Charged to                     at End
Description                          of Year    Cost & Expenses  Deductions  of Year
----------------------------------  ----------  ---------------  ----------  -------
Year Ended December 31, 1996:
 Allowance for doubtful accounts       $ 4,003          $ 3,173     $ 1,905   $5,271

 Allowance for cash discounts,
  returns and allowances                 1,433           14,931      15,072    1,292
                                       -------          -------     -------  -------
                                         $ 5,43         $18,104     $16,977  $ 6,563
                                       ========         =======     =======  =======

Year Ended December 31, 1995:
 Allowance for doubtful accounts       $ 4,977          $ 2,810     $ 3,784   $4,003

 Allowance for cash discounts,
  returns and allowances                 1,847           13,799      14,213    1,433
                                       -------          -------     -------  -------
                                       $ 6,824          $16,609     $17,997  $ 5,436
                                       =======          =======     =======  =======
Year Ended December 31, 1994:
 Allowance for doubtful accounts       $ 7,289          $ 4,949     $ 7,261   $4,977

 Allowance for cash discounts,
  returns and allowances                 1,143           17,307      16,603    1,847
                                       -------          -------     -------  -------

                                       $ 8,432          $22,256     $23,864  $ 6,824
                                       =======          =======     =======  =======




                                                            /18