Form 10-Q
period 1997-03-31
CRANE CO /DE/
filed 1997-05-05
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 1997

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 1997:

          Common stock, $1.00 Par Value - 45,792,910 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                    Three Months Ended
                                        March 31,
                                     1997         1996
Net Sales                             $ 467,333  $ 436,463

Operating Costs and Expenses:
  Cost of sales                         338,160    319,982
  Selling, general and
     administrative                      74,814     70,358
  Depreciation & amortization            13,364     12,150
                                        426,338    402,490

Operating Profit                         40,995     33,973

Other Income (Expense):
  Interest income                           692        533
  Interest expense                       (5,957)    (5,862)
  Miscellaneous - net                        16        836
                                         (5,249)    (4,493)

Income Before Taxes                      35,746     29,480

Provision for Income Taxes               13,101     11,272

Net Income                            $ 22,645  $  18,208


Net Income Per Share                  $     .49  $     .40

Average Shares Outstanding               46,337     45,780

Dividends Per Share                   $    .125  $    .125






           See Notes to Consolidated Financial Statements


Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
              (In Thousands, Except Per Share Amounts)


                                       March 31,        December 31,
                                      1997        1996      1996
                                       (Unaudited)
Assets
Current Assets:

Cash and cash equivalents        $     3,578 $    4,748   $
                                                            11,579

Accounts receivable                             250,001
                                   275,892                  253,729

Inventories
  Finished goods                     121,503    119,859
                                                            124,490
  Finished parts and
    subassemblies                     37,265     38,423
                                                            35,507
  Work in process                     46,374     34,863
                                                            43,894
  Raw materials                       65,489     54,780
                                                            63,383
                                     270,631    247,925
                                                            267,274

Other current assets                   8,666      7,333
                                                            7,432

    Total Current Assets             558,767    510,007
                                                            540,014

Property, Plant and Equipment:
  Cost                               562,406    513,772
                                                            547,566
  Less accumulated depreciation      299,907    273,652
                                                            289,219
                                     262,499    240,120
                                                            258,347

Other Assets                          29,100     27,073
                                                            29,879

Intangibles,                          54,447     58,481
                                                            55,862
Cost in excess of net assets
   acquired                          216,915    169,041
                                                            204,753
                                 $ 1,121,728 $1,004,722   $ 1,088,8
                                                            55

           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

                                            March 31,      December 31,
                                         1997      1996       1996
                                           (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt $     1,067   $       772   $$    1,251
 Loans payable                             28,800        17,799        23,937
 Accounts payable                         117,123       103,042       105,082
 Accrued liabilities                      109,634       106,680       116,488
 U.S. and foreign taxes on income          18,999        19,788         7,095
    Total Current Liabilities             275,623       248,081       253,853

Long-Term Debt                            266,875       265,238       267,795

Deferred Income Taxes                      29,515        28,456        29,774

Other Liabilities                          27,207        22,081        25,126

Accrued Postretirement Benefits            42,959        43,090        43,155

Accrued Pension Liability                   6,210         8,377         6,483

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                   -             -             -

Common Shareholders' Equity:
 Common shares                             45,565        45,306        45,660
 Capital surplus                           26,577        13,482        29,756
 Retained earnings                        412,742       341,287       394,621
 Currency translation adjustment          (11,545)      (10,676)       (7,368)

    Total Common Shareholders' Equity     473,339       389,399       462,669
                                      $ 1,121,728   $ 1,004,722  $ 1,088,855








           See Notes to Consolidated Financial Statements




                                -4-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                     Three Months Ended
                                                         March 31,
                                                       1997      1996
Cash flows from operating activities:
   Net income                                        $  22,645   $  18,208
   Depreciation                                          9,085       8,636
   Amortization                                          4,279       3,514
   Deferred taxes                                         (776)       (288)
   Cash used for operating working capital              (5,516)     (9,197)
   Other                                                 1,662         (90)
Total from operating activities                         31,379      20,783
Cash flows from investing activities:
   Capital expenditures                                (10,192)     (6,864)
   Payments for acquisitions                           (19,820)        -
   Proceeds from divestitures                              -         1,555
   Proceeds from disposition of capital assets             159         990
Total used for investing activities                    (29,853)     (4,319)
Cash flows from financing activities:
   Equity:
     Dividends paid                                     (5,699)     (5,662)
     Reacquisition of shares                            (4,007)     (1,521)
     Stock options exercised                               803       3,281
       Net Equity                                       (8,903)     (3,902)
   Debt:
     Proceeds from issuance of long-term debt              -           -
     Repayments of long-term debt                       (1,016)    (17,688)
     Net increase in short-term debt                       707       4,432
       Net Debt                                           (309)    (13,256)
Total(used for)provided from financing activities       (9,212)    (17,158)
Effect of exchange rate on cash and cash equivalents      (315)        (34)
Decrease in cash and cash equivalents                   (8,001)       (728)
Cash and cash equivalents at beginning of period        11,579       5,476
Cash and cash equivalents at end of period           $   3,578   $   4,748
Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (18,179)  $ (10,313)
Inventories                                             (2,533)     (3,553)
Other current assets                                      (246)       (596)
Accounts payable                                        12,087       6,690
Accrued liabilities                                     (8,731)     (8,503)
U.S. and foreign taxes on income                        12,086       7,078
     Total                                           $  (5,516)  $  (9,197)

Supplemental disclosure of cash flow information:
     Interest paid                                   $   4,966   $   5,187
     Income taxes paid                                     955       4,038

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

    These  interim  consolidated financial statements  should  be
    read   in   conjunction   with  the  Consolidated   Financial
    Statements and Notes to Consolidated Financial Statements  in
    the  company's Annual Report on Form 10-K for the year  ended
    December 31, 1996.

2.  Sales and operating profit by segment are as follows:

                              Three Months Ended
                                  March 31,
                               1997       1996
(In thousands)

  Net Sales:
Fluid Handling                $  88,115   $  92,230
Aerospace                        81,894      58,321
Engineered Materials             56,372      50,738
Crane Controls                   31,753      33,783
Merchandising Systems            42,466      44,072
Wholesale Distribution          166,901     159,420
Other                             2,954       2,580
Intersegment Elimination         (3,122)     (4,681)
     Total                    $ 467,333   $ 436,463


  Operating Profit (Loss):
Fluid Handling                $   6,089   $   5,038
Aerospace                        19,798      15,283
Engineered Materials              7,114       5,240
Crane Controls                    1,929       3,477
Merchandising Systems             7,741       5,866
Wholesale Distribution            3,383       3,560
Other                               316          51
Corporate                        (5,383)    (4,572)
Intersegment Elimination              8          30
     Total                    $  40,995   $  33,973



                             -6-




Part I - Financial Information (Cont'd.)

              Notes to Consolidated Financial Statements


3.  Restatements
    Share and per share data for the period ending March 31, 1996 has been restated to reflect the three-for-two stock split effected on December 12, 1996.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $51,280,000 at March 31, 1997, $51,934,000 at March 31, 1996, and $49,260,000
    at December 31, 1996.

5.  Earning Per Share
    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS128). The company plans to adopt SFAS128 for both interim and annual periods after December 15, 1997, as required by the statement. Pro forma amounts as if the statement had been adopted for the first quarter of 1997 are as follows:

                                        Three Months Ended
                                            March 31,
                                         1997         1996
Basic Earnings Per Share                   $  .50       $  .40
Fully Diluted Earnings Per Share           $  .49       $  .40

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended March 31, 1997 and 1996

[CAPTION]
Results From Operations:

First Quarter of 1997 Compared to First Quarter of 1996:

Net income for the quarter ended March 31, 1997 set a first quarter record of $22.6 million or $.49 per share, a 24 percent increase from the $18.2 million or $.40 per share reported for the same period last year. Sales in the quarter were $467.3 million, up 7 percent from last year, and operating profit increased 21 percent to $41 million.

Fluid Handling sales declined 4.5 percent as lower margin project business was down in the first quarter of 1997 compared to the prior year level. Operating profit increased 21 percent as profit margins improved to 6.9 percent of sales as compared to 5.5 percent in the prior year. The improvement in profit was attributable to both the valves and pumps operations. North American valves margins were up significantly, with the bronze valve and quarter turn valve businesses greatly improved. The pumps business benefited from higher sales, and lower costs associated with manufacturing efficiencies and improved product sourcing.

In early April, the company acquired the Nuclear Valve Business of ITI MOVATS, a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. MOVATS will be integrated with the company's Nuclear Valve Division which together will provide a complete package of nuclear valves, diagnostics and valve services to the nuclear power industry.

Aerospace sales increased 40 percent in the quarter with Interpoint and Grenson, acquired in October 1996, contributing nearly two-thirds of the increase. Excluding the acquisitions, sales improved 14 percent with all businesses reporting higher sales because of continued high aircraft production levels. Operating profit improved 30 percent because of the increased sales level and the acquisitions. Profit margins declined to 24.2 percent of sales from
26.2 percent last year due, in large part, to the inclusion of Interpoint. Margins at Hydro-Aire and Lear Romec exceeded the prior year while margins at ELDEC declined because of higher research and development costs for new aerospace programs.

Engineered Materials sales and operating profit improved 11 percent and 36 percent, respectively, compared to the first quarter last year. All operations experienced higher shipments with significant contributions from Kemlite and Resistoflex. Kemlite sales improved nearly 11 percent on strong demand in the recreational vehicle market. Resistoflex continued to benefit from project wins in North America and Asia. For the group as a whole, profit margins improved to 12.6 percent of sales as compared to 10.3 percent.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended March 31, 1997 and 1996

In mid March, the company purchased the transportation product business of Sequentia, Incorporated. This business produces fiberglass reinforced plastic panels for the truck body, trailer and container OEM markets, and it will be integrated into Kemlite.

Crane Controls sales declined 6 percent while operating profit declined 45 percent from the 1996 first quarter. All businesses reported lower profit margins. In particular, margins at Ferguson and Ferguson Europe were substantially lower as a result of weak sales.

Merchandising Systems sales declined 4 percent but operating profit jumped 32 percent. National Vendors continued to benefit from the plant expansion and modernization program completed last year and operating margins improved, despite an 8 percent decline in sales mainly due to weak national account activity. NRI margins more than doubled because of greater sales volume and significant improvements in operating efficiencies. Margins for the group in total were 18.2 percent of sales compared with 13.3 percent last year.

In mid March, the company acquired Polyvend, Inc., a manufacturer of snack and food vending machines. Polyvend's product line will be integrated with National Vendors' manufacturing plant in St. Louis. The acquisition greatly expands National Vendors' distribution network.

Wholesale Distribution sales increased 5 percent. Huttig's distribution business was responsible for most of the sales gain, benefiting from strong housing activity in the West, Northeast and Florida. Operating profit declined 5 percent as higher raw material costs put pressure on margins at Huttig's manufacturing business. In addition, reduced building activity in Ontario negatively impacted results at Crane Supply.

Net interest expense in the quarter was in line with the prior year.

The effective tax rate decreased to 36.7 percent in the first quarter of 1997 compared to 38.2 percent in 1996.

Liquidity and Capital Resources:
During the three months of 1997 the company generated $31.4 million of cash from operating activities, compared to $20.8 million in 1996. In addition, the company paid $19.8 million in cash for Polyvend and Sequentia, and repurchased 143,500 shares of Crane Co. stock in the open market at a cost of $4 million.

Net debt totaled 38.2 percent of capital at March 31, 1997. The current ratio was 2.0 with working capital totaling $283.1 million at March 31, 1997 compared to $262.0 million at March 31, 1996. The company had unused credit lines of $444 million at March 31, 1997.

Part II - Other Information

Item 1.     Legal Proceedings

    There have been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.  Submission of Matters to a vote of Security Holders

   A)     The  Annual Meeting of shareholders was held on April  21,
1997.

  B)The following three Directors were reelected to serve for three years until the Annual Meeting of 2000.
                Mr. R.S. Evans
                     Vote for        -   39,587,622
                     Vote withheld   -      551,782

                Mr. Dorsey R. Gardner
                     Vote for        -   39,598,144
                     Vote withheld   -      541,260

                Mr. Dwight C. Minton
                     Vote for        -   39,604,255
                     Vote withheld   -      535,149

  C)The shareholders approved the selection of Deloitte & Touche LLP. as independent auditors for the company for 1997.
                     Vote for           - 39,927,183
                     Vote against       -     94,573
                     Abstained          -    117,648



Item 6.   Exhibits and Reports on Form 8-K


        11.Computation  of  earnings  per  share   for   the
        quarters March 31, 1997 and 1996.

        27.Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date May 5, 1997                   By /s/       D.S. Smith
                                           D.S. SMITH
                                     Vice President-Finance
                                     and Chief Financial Officer





Date May 5, 1997                   By /s/       M.L. Raithel
                                           M.L. RAITHEL
                                            Controller

                     Crane Co. and Subsidiaries
                      Exhibit 11 to Form 10-Q
             Computation of Net Income per Common Share
             Three Months Ended March 31, 1997 and 1996
              (In Thousands, Except Per Share Amounts)

                                           Three Months Ended
                                               March 31,
                                            1997        1996

Primary Net Income Per Share:

  Net income available
    to shareholders                       $ 22,645      $ 18,208

  Average primary shares outstanding        46,337         45,780

  Net Income                              $    .49      $    .40

Fully Diluted - Income Per Share:

  Net income                              $ 22,645      $ 18,208

    Add back interest, net of tax,
    assuming the conversion of
    debentures                                 -              -

  Net income available to
    shareholders, assuming the
    conversion of debentures              $ 22,645      $ 18,208

Average primary shares outstanding          46,337         45,780

Add
    Adjustment for further dilutive
    effect of stock options (ending
    market price higher than average
    market price used in primary
    shares calculation)                        -              -

    Shares reserved for conversion
     of debentures                             -              -

Average fully diluted shares
  outstanding                               46,337         45,780

Net income                                $    .49      $    .40

