Form 10-Q
period 1997-06-30
CRANE CO /DE/
filed 1997-08-08
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1997


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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1997:

          Common stock, $1.00 Par Value - 45,904,700 shares

Part I - Financial Information

Item 1.  Financial Statements

                              Crane Co.
                  Consolidated Statements of Income
               (in thousands except per share amounts)
                             (unaudited)


                                      Periods Ended June 30,
                                      Three Months           Six Months
                                     1997        1996       1997       1996
Net Sales                        $ 518,763   $ 466,231  $ 986,096   $902,694

Operating Costs and Expenses:
  Cost of sales                    375,794     339,605    713,954    659,587
  Selling, general and
     administrative                 77,902      70,999    152,716    141,485
  Depreciation & amortization       13,815      12,050     27,179     24,072
                                   467,511     422,654    893,849    825,144

Operating Profit                    51,252      43,577     92,247     77,550

Other Income (Deductions):
  Interest income                      388         647      1,080      1,180
  Interest expense                  (5,986)     (5,768)   (11,943)   (11,630)
  Miscellaneous - net                  216      (3,437)       232     (2,601)
                                    (5,382)     (8,558)   (10,631)   (13,051)

Income Before Taxes                 45,870      35,019     81,616     64,499

Provision for Income Taxes          16,648      12,915     29,749     24,187

Net Income                       $ 29,222  $ 22,104  $ 51,867   $ 40,312


Net Income Per Share             $     .63   $     .48  $    1.12   $    .88

Average Shares Outstanding          46,632      45,968     46,502     45,878

Dividends Per Share              $    .125   $    .125  $     .25   $    .25




           See Notes to Consolidated Financial Statements


Part I - Financial Information

Item 1.  Financial Statements (Cont'd)

                             Crane Co.
                    Consolidated Balance Sheets
                           (in thousands)

                                         June 30,        December 31,
                                      1997       1996       1996
                                       (unaudited)
Assets
Current Assets:
Cash and cash equivalents        $     8,254  $     22,494  $    11,579

Accounts receivable                  291,924       255,184      253,729

Inventories:
   Finished goods                    119,491       121,805      124,490
   Finished parts and
     subassemblies                    36,910        35,199       35,507
   Work in process                    48,606        33,791       43,894
   Raw materials                      68,147        55,435       63,383
                                     273,154       246,230      267,274
Other current assets                   7,619         7,091        7,432
     Total Current Assets            580,951       530,999      540,014

Property, Plant and Equipment:
   Cost                              572,075       521,344      547,566
   Less accumulated depreciation     306,798       280,478      289,219
                                     265,277       240,866      258,347

Other Assets                          29,549        27,080       29,879

Intangibles                           53,312        57,359       55,862

Cost in excess of net assets
   acquired                          214,748       167,601      204,753
                                 $ 1,143,837  $  1,023,905  $ 1,088,855


           See Notes to Consolidated Financial Statements
                                -3-

Part I - Financial Information

Item 1.  Financial Statements (Cont'd)

                             Crane Co.
                Consolidated Balance Sheets (Cont'd)
                           (in thousands)
                                              June 30,        December 31,
                                          1997       1996         1996
                                           (unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt    $     1,106  $       760   $     1,251
 Loans payable                                28,964       18,115       23,937
 Accounts payable                            124,222      101,040      105,082
 Accrued liabilities                         111,575      116,559      116,488
 U.S. and foreign taxes on income             10,160       14,143        7,095
    Total Current Liabilities                276,027      250,617      253,853

Long-Term Debt                               267,363      265,180      267,795

Deferred Income Taxes                         30,301       27,609       29,774

Other Liabilities                             25,365       21,876       25,126

Accrued Postretirement Benefits               42,908       43,153       43,155

Accrued Pension Liability                      6,205        8,382        6,483

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                     -             -            -

Common Shareholders' Equity:
 Common shares                                45,832       45,547       45,660
 Capital surplus                              31,368       20,199       29,756
 Retained earnings                           431,080      352,384      394,621
 Currency translation adjustment             (12,612)     (11,042)      (7,368)

    Total Common Shareholders' Equity        495,668      407,088      462,669
                                         $ 1,143,837  $ 1,023,905   $ 1,088,855






           See Notes to Consolidated Financial Statements

                                -4-

Part I - Financial Information
Item 1.  Financial Statements (Cont'd)
                             Crane Co.
               Consolidated Statements of Cash Flows
                           (in thousands)
                            (unaudited)
                                                       Six Months Ended
                                                           June 30,
                                                       1997     1996
Cash flows from operating activities:
   Net income                                        $  51,867   $  40,312
   Depreciation                                         18,415      17,279
   Amortization                                          8,764       7,050
   Deferred taxes                                         (478)       (833)
   Cash used for operating working capital             (19,047)    (10,227)
   Other                                                  (713)       (917)
Total from operating activities                         58,808      52,664
Cash flows from investing activities:
   Capital expenditures                                (21,703)    (16,710)
   Payments for acquisitions                           (24,057)        -
   Proceeds from divestitures                              -         1,554
   Proceeds from disposition of capital assets             857       1,391
   Purchase of equity investment                           -           -
Total used for investing activities                    (44,903)    (13,765)
Cash flows from financing activities:
   Equity:
     Dividends paid                                    (11,428)    (11,356)
     Reacquisition of shares                            (8,056)     (1,522)
     Stock options exercised                             4,049       4,160
       Net Equity                                      (15,435)     (8,718)
   Debt:
     Proceeds from issuance of long-term debt              -           -
     Repayments of long-term debt                       (3,102)    (11,905)
     Net increase (decrease) in short-term debt          2,070      (1,237)
       Net Debt                                         (1,032)    (13,142)
Total used for financing activities                    (16,467)    (21,860)
Effect of exchange rate on cash and cash equivalents      (763)        (21)
Increase (decrease) in cash and cash equivalents        (3,325)     17,018
Cash and cash equivalents at beginning of period        11,579       5,476
Cash and cash equivalents at end of period           $   8,254   $  22,494
Detail of Cash (Used for) Provided From
   Operating Working Capital:
Accounts receivable                                  $ (31,435)  $ (15,569)
Inventories                                             (5,119)     (1,877)
Other current assets                                       763        (353)
Accounts payable                                        19,108       4,830
Accrued liabilities                                     (5,627)      1,343
U.S. and foreign taxes on income                         3,263       1,399
     Total                                           $ (19,047)  $ (10,227)
Supplemental disclosure of cash flow information:
     Interest paid                                   $  11,227   $  11,418
     Income taxes paid                               $  24,460   $  22,530
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

2.  Sales and operating profit by segment are as follows:

                             Three Months Ended       Six Months Ended
                                  June 30,                June 30,
                            1997         1996         1997       1996
(in thousands)

  Net Sales:
Fluid Handling            $ 102,158    $  91,974        $ 190,273   $  184,204
Aerospace                    85,118       57,168          167,012      115,489
Engineered Materials         58,604       53,166          114,976      103,904
Crane Controls               33,576       32,457           65,329       66,240
Merchandising Systems        50,358       47,410           92,824       91,482
Wholesale Distribution      188,241      186,528          355,142      345,948
Other                         3,442        1,892            6,396        4,472
Intersegment Elimination     (2,734)      (4,364)          (5,856)      (9,045)
     Total                $ 518,763    $ 466,231        $ 986,096   $  902,694


  Operating Profit (Loss):
Fluid Handling            $   7,438   $   5,726        $  13,527   $ 10,764
Aerospace                    21,895      16,426           41,693     31,709
Engineered Materials          7,582       7,671           14,696     12,911
Crane Controls                3,278       2,619            5,207      6,096
Merchandising Systems        10,127       7,251           17,868     13,117
Wholesale Distribution        6,470       8,297            9,853     11,857
Other                           207         (38)             523         13
Corporate                    (5,890)     (4,475)         (11,273)    (9,047)
Intersegment Elimination        145         100              153        130
     Total                $  51,252   $  43,577        $  92,247   $ 77,550


Part I - Financial Information

         Notes to Consolidated Financial Statements (Cont'd)


3.  Restatements
    Share and per share data for the three and six months ending June 30, 1996 has been restated to reflect the three-for-two stock split effected on December 12, 1996.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $51,757,000 at June 30, 1997, $52,377,000 at June 30, 1996, and $49,260,000 at
    December 31, 1996.

5.  Earning Per Share
    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS128). The company plans to adopt SFAS128 for both interim and annual periods after December 15, 1997, as required by the statement. Pro forma amounts as if the statement had been adopted for the second quarter of 1997 are as follows:

                                Three Months Ended   Six Months Ended
                                    June 30,             June 30,
                                  1997       1996       1997       1996
Basic Earnings Per Share            $ .64      $ .49      $1.14     $ .89
Fully  Diluted  Earnings  Per
Share                               $ .63      $ .48      $1.12     $ .88




Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1997 and 1996

[CAPTION]
Results From Operations:

Second Quarter of 1997 Compared to Second Quarter of 1996:

Net income for the quarter ended June 30, 1997 set a second quarter record, rising 32 percent to $29.2 million, or $.63 per share from the $22.1 million, or $.48 per share, reported for the 1996 second quarter. Operating profit for the second quarter increased 18 percent to $51.3 million on a sales gain of 11 percent to $518.8 million.

Fluid Handling sales rose 11 percent and operating profit increased 30 percent in the quarter compared with the prior year. The MOVATS valve diagnostic and service business, acquired in April, contributed $8 million in sales in the quarter. Sales were also higher in the specialty marine Norwegian steel valve and Australian steel valve operations. Pump product line sales were adversely affected by delays in project orders. Fluid Handling operating profits in the quarter increased from the prior year due to the MOVATS acquisition and improved operational performance in North American operations. Profitability was negatively impacted by production problems in Norway and adverse product mix and lower demand in the U.K. valve operation. The company expects MOVATS to have less of an impact on sales and profitability for the remainder of the year due to seasonality.

Aerospace sales increased 49 percent in the quarter with Interpoint, the high density power converter business acquired in October of 1996, contributing more than half the increase. Excluding the acquisition, sales rose 23 percent because of continued high aircraft production levels and airline utilization rates. Operating profit in the second quarter improved 33 percent due to the higher sales volume and, excluding Interpoint, margins improved even though product development costs were $2.2 million higher in the 1997 second quarter compared with the 1996 second quarter. Order backlog, exclusive of Interpoint, was more than 11 percent higher than the prior year backlog.

Engineered Materials sales increased 10 percent but operating profit declined one percent, compared with the 1996 second quarter. While all businesses contributed to the sales growth, Kemlite was the main contributor as its fiberglass reinforced plastic panel products continued to displace aluminum in the recreational vehicle and truck trailer market. Overall margins declined to 12.9 percent of sales from 14.4 percent in 1996 as Kemlite was impacted by the costs of integrating the Sequentia transportation product line, acquired in March, into its Joliet production facility. In addition, Resistoflex profits were lower than the extremely strong results in 1996 due
                                 -8-

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1997 and 1996

primarily to lower large project related business. For the group as a whole, order backlog was down 9 percent from the prior year level reflecting the low project orders at Resistoflex partially offset by a stronger transportation market at Kemlite.

Crane Controls sales increased 3 percent on strong shipments of air suspension valves at Barksdale. Operating profit improved 25 percent primarily due to successful cost reduction efforts at Ferguson. Controls order backlog stood 11 percent higher at the close of the 1997 second quarter compared with the 1996 second quarter.

Merchandising Systems sales were up 6 percent in the quarter compared with last year because of the mid March 1997 Polyvend vending machine acquisition, which contributed nearly $5 million in sales. Operating profit increased 40 percent and profit margins improved to 20.1 percent from 15.3 percent in the same period last year due to productivity gains and sales of higher margin products at both National Vendors and NRI, GmbH. The company expects further cost reductions in the coming months as the integration of the Polyvend manufacturing operation into National Vendor's St. Louis facility is completed. Order backlog was in line with the prior year.

Wholesale Distribution sales increased one percent as sales gains at Huttig and Valve Systems and Controls were partially offset by sales declines at Crane Supply due to lower levels of commercial and industrial building in Canada. Operating profit fell 22 percent because of higher material costs at Huttig's wood molding manufacturing business and the impact of lower sales at Crane Supply on profits and margins. Operating results at Huttig's distribution business were essentially equal to the 1996 level. Order backlog at June 30, 1997 was 6 percent below the prior year level.

In the second quarter of 1996, the company incurred miscellaneous expense of $3.4 million due principally to litigation costs in connection with the successful defense of a False Claims Act related to the CF&I Steel Corporation which was spun off in 1985. This compared to miscellaneous income of $216,000 in the 1997 second quarter.

On July 1, 1997 the company announced the acquisition of MALLCO Lumber & Building Materials Inc. MALLCO is a leading wholesale distributor of lumber, doors and engineered wood products in Phoenix, and throughout the state of Arizona. MALLCO, whose sales in 1996 were approximately $70 million, will be integrated with Huttig's existing millwork and lumber distribution businesses serving the same geographic markets.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1997 and 1996


[CAPTION]
Results From Operations:

Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30 , 1996:
Net income for the first six months increased 29 percent to $51.9 million, or $1.12 per share, compared to $40.3 million, or $.88 per share, last year. Operating income for the first six months rose 19 percent to $92.2 million on a sales increase of 9 percent to $986.1 million.

Fluid Handling sales improved 3 percent and operating profit rose 26 percent compared to 1996. Sales increased due to the MOVATS acquisition and strong shipments at the company's Australian valves operation. These gains were partially offset by lower shipments of cast steel valves. Operating profit improved as North American valves operations benefited from the MOVATS acquisition and productivity gains in the manufacture of bronze and quarter turn valves.

Aerospace sales increased 45 percent for the first six months with Interpoint and Grenson, acquired in the fourth quarter of 1996, contributing nearly two-thirds of the increase. Excluding the acquisitions, sales rose 17 percent on the continued strength of aircraft production and utilization levels. Operating profit increased 31 percent as a result of the higher sales and acquisitions. Profit margins declined to 25 percent of sales compared to 27.5 percent last year due to the inclusion of Interpoint. Profit margins would have been slightly higher without Interpoint even though product development costs were $4.4 million higher than the prior year.

Engineered Materials sales rose 11 percent and operating profit rose 14 percent compared with the 1996 first half. All operations experienced higher shipments with significant contributions from Kemlite and Resistoflex. Kemlite sales improved 14 percent on strong demand in the recreational vehicle market and the Sequentia acquisition. Resistoflex sales gained 9 percent because of significant project wins in the early part of the year. For the group as a whole, profit margins improved slightly to 12.8 percent of sales compared to 12.4 percent.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
           Three and Six Months Ended June 30, 1997 and 1996

[CAPTION]
Results From Operations:
Six Months Ended June 30, 1997 Compared to Six Months Ended
June 30 , 1996:

Crane Controls operating profit decreased 15 percent on a one percent sales decline. All operations reported lower sales except for Barksdale which benefited from strong air suspension valve shipments. Profit margins for the group were 8 percent of sales, down from 9.2 percent last year.

Merchandising Systems sales increased 1.5 percent because of the Polyvend acquisition which contributed $5.1 million in sales. This was partially offset by lower domestic shipments to national accounts and independent operators at National Vendors. Operating profit improved 36 percent compared with the first half of 1996. Profit margins for the group improved nearly five percentage points to 19.2 percent of sales as a result of operating efficiencies and sales of higher margin products.

Wholesale Distribution sales improved 2.7 percent but operating profit declined 17 percent. Huttig's distribution business was the major contributor to the sales gain, benefiting from strong housing activity in New England, California and Florida. This was partially offset by a decline in sales at Crane Supply due to a weak industrial market in Ontario. The weak sales at Crane Supply coupled with higher raw material costs at Huttig's manufacturing business led to the decline in operating profit.




[CAPTION]
Liquidity and Capital Resources:

During the first half of 1997 the company generated $58.8 million of cash from operating activities compared to $52.7 million in 1996. In addition, the company paid $24.1 million in cash for the Polyvend, Sequentia and MOVATS acquisitions, and repurchased 168,500 shares of Crane Co. stock in the open market at a cost of $4.9 million.

Net debt increased to $289.2 million at June 30, 1997, a $7.8 million increase from the start of the year due to the acquisitions. Net debt to capital was 36.8 percent at June 30, 1997. The current ratio was 2.1 with working capital totaling $304.9 million at June 30, 1997 compared to $280.4 million at June 30, 1996. Due to seasonality, the company's working capital requirements peak at midyear.

Part II - Other Information

Item 1.    Legal Proceedings

During the period covered by this report, there have been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

        11.Computation  of  earnings  per  share   for   the
        quarters and six months ended June 30, 1997 and 1996.

        27.Article 5 of Regulation S-X Financial Data Schedule for the second quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date August  8, 1997                   By   /s/    D.S. Smith
                                               D.S. SMITH
                                         Vice President-Finance
                                       and Chief Financial Officer





Date August  8, 1997                   By   /s/    M.L. Raithel
                                               M.L. RAITHEL
                                                Controller

                                                          EXHIBIT 11
                             Crane Co.
             Computation of Net Income per Common Share
              (in thousands except per share amounts)

                                         Three Months         Six Months
                                            Ended               Ended
                                           June 30,            June 30,
                                        1997     1996        1997   1996

Primary Net Income Per Share:

  Net income available
    to shareholders                    $29,222  $ 22,104      $51,867  $40,312

  Average primary shares outstanding    46,632    45,968       46,502  45,878

  Net Income                           $   .63  $    .48      $  1.12  $   .88

Fully Diluted - Income Per Share:

  Net income                           $29,222  $ 22,104      $51,867  $40,312

Average primary shares outstanding      46,632    45,968       46,502  45,878

Add
    Adjustment for further dilutive
    effect of stock options (ending
    market price higher than average
    market price used in primary
    shares calculation)                    128        -           222       2


Average fully diluted shares
  outstanding                           46,760    45,968       46,724  45,880

Net income                             $   .62  $    .48      $  1.10  $   .88






