Form 10-Q
period 1997-09-30
CRANE CO /DE/
filed 1997-11-12
CIK 25445

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
	OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       September 30, 1997


Commission File Number           1-1657


                             CRANE CO.
      (Exact name of registrant as specified in its charter)


     Delaware                                13-1952290
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)        Identification No.)

     100 First Stamford Place, Stamford, CT     06902
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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1997:

Common stock, $1.00 Par Value - 43,633,863 shares

Part I - Financial Information

Item 1.  Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share amounts)
(unaudited)

Periods Ended September 30,












Three Months

Nine Months





1997

1996

1997


1996







Net Sales
$534,818
$481,116
$1,520,915
$1,383,810





Operating Costs and Expenses:




  Cost of sales
 391,023
 352,632
 1,104,977
 1,012,219
  Selling, general and




     administrative
  75,351
  71,246
   228,072
   212,731
  Depreciation and




    amortization
  14,175
  12,226
    41,351
    36,298

 480,549
 436,104
 1,374,400
 1,261,248





Operating Profit
  54,269
  45,012
   146,515
   122,562





Other Income (Deductions):




  Interest income
     729
     639
     1,809
     1,819
  Interest expense
  (6,046)
  (5,911)
   (17,989)
   (17,541)
  Miscellaneous - net
     (56)
   2,394
       177
      (207)

  (5,373)
  (2,878)
   (16,003)
   (15,929)





Income Before Taxes
  48,896
  42,134
   130,512
   106,633





Provision for Income Taxes
  17,496
  15,245
    47,244
    39,432





Net Income
$ 31,400
$ 26,889
$   83,268
$   67,201










Net Income Per Share
$    .67
$    .59
$     1.79
$     1.47





Average Shares Outstanding
  46,878
  45,597
    46,623
    45,746





Dividends Per Share
$   .125
$   .125
$     .375
$     .375






See Notes to Consolidated Financial Statements


Part I - Financial Information

	Crane Co. and Subsidiaries
	Consolidated Balance Sheets
	(in thousands)



September 30,
December 31,

    1997
   1996
    1996

  (Unaudited)
Assets

Current Assets:



Cash and cash equivalents
$
   21,863
$
   28,241
$
   11,579







Accounts receivable, net of






  allowance

  298,415

  268,938

  253,729







Inventories:






	Finished goods

  110,069

  119,638

  124,490
	Finished parts and






	  subassemblies

   45,940

   34,618

   35,507
	Work in process

   45,003

   31,287

   43,894
	Raw materials

   71,243

   56,146

   63,383


  272,255

  241,689

  267,274







Other current assets

    6,911

    7,232

    7,432







	Total Current Assets

  599,444

  546,100

  540,014







Property, Plant and Equipment:






	Cost

  574,943

  530,701

  547,566
	Less accumulated depreciation

  309,813

  281,402

  289,219


  265,130

  249,299

  258,347







Other Assets

   29,669

   27,381

   29,879







Intangibles

   52,961

   56,649

   55,862







Cost in excess of net assets






	acquired

  216,497

  165,995

  204,753

$
1,163,701
$
1,045,424
$
1,088,855














	See Notes to Consolidated Financial Statements
	- 3 -


Part I - Financial Information


        September 30,
December 31,

     1997
     1996
   1996

     (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:



 Current maturities of long-term debt
$
    1,063
$
      736
$
    1,251
 Loans payable

   16,296

   22,743

   23,937
 Accounts payable

  125,232

  112,330

  105,082
 Accrued liabilities

  117,502

  115,827

  116,488
 U.S. and foreign taxes on income

    8,986

   17,003

    7,095
    Total Current Liabilities

  269,079

  268,639

  253,853







Long-Term Debt

  266,916

  265,179

  267,795







Deferred Income Taxes

   30,990

   27,346

   29,774







Other Liabilities

   26,551

   21,714

   25,126







Accrued Postretirement Benefits

   42,106

   43,204

   43,155







Accrued Pension Liability

    6,202

    8,397

    6,483







Preferred Shares, Par Value $.01






 Authorized - 5,000 Shares

     -

     -

     -







Common Shareholders' Equity:






 Common shares

   45,879

   44,840

   45,660
 Capital surplus

   31,396

    2,636

   29,756
 Retained earnings

  458,963

  374,349

  394,621
 Currency translation adjustment

  (14,381)

  (10,880)

   (7,368)







    Total Common Shareholders' Equity

  521,857

  410,945

  462,669

$
1,163,701
$
1,045,424
$
1,088,855












	See Notes to Consolidated Financial Statements




	- 4 -

Part I - Financial Information (Cont'd.)

	Crane Co. and Subsidiaries
	Consolidated Statements of Cash Flows
	(in thousands)
	(unaudited)




 Nine Months Ended



   September 30,



  1997

  1996

Cash flows from operating activities:
   Net income
$
 83,268
$
 67,201
   Depreciation

 27,622

 25,973
   Amortization

 13,729

 10,711
   Deferred taxes

   (220)

 (1,159)
   Cash used for operating working capital

(12,250)

 (5,719)
   Other

 (4,310)

 (4,647)
Total from operating activities

107,839

 92,360
Cash flows from investing activities:




   Capital expenditures

(31,049)

(40,595)
   Payments for acquisitions

(36,107)

    -
   Proceeds from divestitures

    -

  1,554
   Proceeds from disposition of capital assets

  4,457

 11,030
   Purchase of equity investment

    -

    -
Total used for investing activities

(62,699)

(28,011)
Cash flows from financing activities:




   Equity:




     Dividends paid

(17,170)

(16,966)
     Reacquisition of shares

 (9,240)

(20,311)
     Stock options exercised

  6,390

  4,492
       Net Equity

(20,020)

(32,785)
   Debt:




     Repayments of long-term debt

 (3,461)

(12,013)
     Net (decrease) increase in short-term debt

(10,710)

  3,321
       Net Debt

(14,171)

 (8,692)
Total(used for)provided from financing activities

(34,191)

(41,477)
Effect of exchange rate on cash and cash equivalents

   (665)

   (107)
Decrease in cash and cash equivalents

 10,284

 22,765
Cash and cash equivalents at beginning of period

 11,579

  5,476
Cash and cash equivalents at end of period
$
 21,863
$
 28,241





Detail of Cash (Used for) Provided From




   Operating Working Capital:




Accounts receivable
$
(34,055)
$
(28,947)
Inventories

 (1,650)

  2,852
Other current assets

  1,488

   (483)
Accounts payable

 19,747

 10,450
Accrued liabilities

    105

  6,179
U.S. and foreign taxes on income

  2,115

  4,230
     Total
$
(12,250)
$
 (5,719)





Supplemental disclosure of cash flow information:




     Interest paid
$
 16,963
$
 16,550
     Income taxes paid

 39,876

 34,882





See Notes to Consolidated Financial Statements
- 5 -

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

Three Months Ended
Nine Months Ended


September 30,


September 30,


1997
1996

1997
1996

(in thousands)

Net Sales:
Fluid Handling
$
 100,460
$
 91,606
$
 290,734
$
  275,810
Aerospace

  85,866

 61,267

 252,878

  176,756
Engineered Materials

  56,841

 54,358

 171,817

  158,262
Crane Controls

  32,821

 31,933

  98,149

   98,173
Merchandising Systems

  44,271

 40,931

 137,095

  132,413
Wholesale Distribution

 213,743

202,280

 568,885

  548,228
Other

   3,675

  2,756

  10,071

    7,228
Intersegment Elimination

  (2,859)

 (4,015)

  (8,714)

  (13,060)
     Total
$
 534,818
$
481,116
$
1,520,915
$
1,383,810










Operating Profit (Loss):
Fluid Handling
$
   8,927
$
  6,685
$
 22,454
$
  17,449
Aerospace

  22,903

 16,979

 64,596

  48,688
Engineered Materials

   7,993

  7,355

 22,689

  20,266
Crane Controls

   3,353

  2,501

  8,560

   8,597
Merchandising Systems

   6,577

  5,292

 24,445

  18,409
Wholesale Distribution

   9,015

 10,456

 18,868

  22,313
Other

     230

     70

    753

      83
Corporate

  (4,724)

 (4,346)

(15,998)

 (13,393)
Intersegment Elimination

      (5)

     20

    148

     150
     Total
$
  54,269
$
 45,012
$
146,515
$
 122,562



- 6 -

Part I - Financial Information (Cont'd.)


	Notes to Consolidated Financial Statements

3.	Restatements
	Share and per share data for the three and nine months ending September 30, 1996 has been restated to reflect the three-for-two stock split effected on December 12, 1996.

4.	Inventories
	Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $52,095,000 at September 30, 1997, $51,706,000 at September 30, 1996, and
$49,260,000 at December 31, 1996.

5.	Earning Per Share
	The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share,
(SFAS128). The company plans to adopt SFAS128 for both interim and annual periods after December 15, 1997, as required by the statement. Pro forma amounts as if the statement had been adopted for the third quarter of 1997 are as follows:

							Three Months Ended	Nine Months Ended
							September 30, 		September 30,

1997
1996
1997
1996
Basic Earnings Per Share
$ .68
$ .60
$1.82
$1.49
Fully Diluted Earnings
Per Share

$ .67

$ .59

$1.79

$1.47
















Item 2.  Management's Discussion and Analysis of Financial Condition

	and Results of Operations

	  Three and Nine Months Ended September 30, 1997 and 1996

[CAPTION]
Results From Operations:

Third Quarter of 1997 Compared to Third Quarter of 1996:

Net income for the quarter ended September 30, 1997 set a quarterly record of $31.4 million, or $.67 per share. This represents a 17 percent increase from the $26.9 million, or $.59 per share, reported for the 1996 third quarter. Operating profit for the third quarter increased from $45 million to $54.3 million, a 21 percent increase. Sales increased from $481.1 million to $534.8 million, an 11 percent increase.


Fluid Handling sales rose 10 percent and operating profit increased 34 percent in the quarter compared with the prior year. North American valve operations made significant contributions to both the sales and earnings growth. MOVATS, which was acquired in April, contributed $7.6 million in sales in the quarter. Additionally, shipments of cast steel and quarter turn valves were higher. The increased sales volume coupled with manufacturing efficiencies and reduced selling expenses led to the improved results. This improvement was tempered, however, by adverse product mix in the U.K. valve operation. Profit margins improved to 8.9 percent of sales from 7.3 percent.

Aerospace sales increased 40 percent, or $25 million, in the quarter with Interpoint, the high density power converter business acquired in October of 1996, contributing $16 million of the increase. Excluding the acquisition, sales rose 15 percent because of continued high aircraft production levels and airline utilization rates. Operating profit improved 35 percent because of the higher sales volume, and excluding Interpoint, margins improved even though product development costs were $1.8 million higher in the 1997 third quarter compared with the 1996 third quarter. Interpoint's margins are historically lower than the other aerospace businesses.

Engineered Materials sales and operating profit increased 5 percent and 9 percent, respectively, compared with the 1996 third quarter. Kemlite improved sales due to higher demand in the truck trailer market and an increased market share. Its translucent fiberglass reinforced plastic roof panels continued to displace aluminum on dry freight vans. Sales and operating profit declined at Resistoflex compared with an exceptionally strong 1996 due to lower large project business, particularly in Southeast Asia. Crane Plumbing was profitable in the third quarter compared to a loss in 1996 because of higher shipments and successful cost reduction initiatives.

Item 2.  Management's Discussion and Analysis of Financial Condition

	and Results of Operations

	  Three and Nine Months Ended September 30, 1997 and 1996



Crane Controls operating profit was up 34 percent on a sales increase of 3 percent compared with the third quarter 1996. This reflects the strong performance by Azonix, which gained market share in the oil and gas exploration industry with its man machine interface (MMI) products. Cost controls allowed Ferguson and Ferguson Europe to improve results from the prior year.

Merchandising Systems sales were up 8 percent in the quarter compared with last year. The 1997 Polyvend acquisition contributed $3.7 million in sales. While National Vendors increased its sales in the U.S., exclusive of Polyvend, its European sales comparisons were adversely affected by lower demand and unfavorable currency translations. Operating profit for the group increased 24 percent as a result of productivity gains and cost reductions.

Wholesale Distribution sales increased 6 percent as a result of the MALLCO Lumber & Building Materials Inc. acquisition on July 1, 1997. Without the acquisition, sales would have decreased 2 percent due to lower housing starts in the key regions served by Huttig along with lower demand for its value added wood moulding products. Operating profits declined 14 percent because of higher raw material costs at Huttig's manufacturing business.

The third quarter 1996 results included $2.4 million from gain on sale of capital assets.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996:
For the nine months ended September 30, 1997, net income increased 24 percent to $83.3 million, or $1.79 per share, from the $67.2 million, or $1.47 per share, in the comparable 1996 period. Operating profit for the nine months increased from $122.6 million to $146.5 million, a 20 percent increase. Sales increased from $1.39 billion to $1.52 billion, an increase of 10 percent.

Fluid Handling sales were up 5 percent and operating profit was up 29 percent. The sales increase was attributable to the MOVATS acquisition and strong shipments, in the first half of the year, at the company's Australian valves operation. These gains were partially offset by lower shipments in the cast steel valve line in the earlier part of the year. Operating profit improved as the North American valves operation benefited from the MOVATS acquisition and productivity gains in the manufacture of bronze and quarter turn valves.
- 9 -

Item 2.  Management's Discussion and Analysis of Financial Condition

	and Results of Operations

	  Three and Nine Months Ended September 30, 1997 and 1996

Aerospace sales were up 43 percent in the first nine months with Interpoint and Grenson, acquired in the fourth quarter of 1996, contributing more than 60 percent of the increase. Excluding the acquisitions, sales increased 16 percent on the continued strength of aircraft production and utilization levels. Operating profit increased 33 percent because of the higher sales. Profit margins, however, declined to 25.5 percent of sales compared to 27.5 percent last year due to the inclusion of Interpoint. Profit margins would have been slightly higher without Interpoint even though product development costs were $6.2 million higher than the prior year level.

Engineered Materials sales and operating profit increased 9 percent and 12 percent, respectively. Sales at Kemlite improved as its fiberglass reinforced plastic panel products continued to displace aluminum in the recreational vehicle and truck trailer market. Additionally, Kemlite benefited from the acquisition of Sequentia transportation product line. For the group as a whole, profit margins improved to 13.2 percent from 12.8 percent with all businesses showing improvement except Kemlite where margins were down slightly due to higher mix of shipments in the transportation market.

Crane Controls sales and operating profit were essentially unchanged from the prior year. Sales at Azonix were higher by nearly 16 percent and profit margins were nearly double compared to 1996 because of the success of its man machine interface (MMI) products. At Barksdale, sales and profit comparisons were adversely affected by a weaker German mark.

Merchandising Systems operating profit was 33 percent higher on a 4 percent sales increase. The sales gain was the result of the Polyvend acquisition. Excluding Polyvend, total sales were 3 percent lower. Despite this decline, both National Vendors and NRI greatly improved profit margins by increasing operating efficiencies and reducing costs.

Wholesale Distribution sales increased 4 percent but operating profit declined 15 percent. Sales improved not only due to the July acquisition of MALLCO but also due to strong housing starts in the first half of 1997. Lower demand for value added wood moulding products and high raw material costs significantly eroded profit margins at Huttig's wood moulding facility.

Item 2.  Management's Discussion and Analysis of Financial Condition

	and Results of Operations

	  Three and Nine Months Ended September 30, 1997 and 1996

[CAPTION]
Liquidity and Capital Resources:

For the first nine months of 1997, the company generated nearly $108 million in cash from operations allowing Crane to reduce net debt $19 million from December 31, 1996 to $262 million at September 30, 1997. As a result, the net debt to capital ratio improved to 33.5 percent from 37.8 percent. Internally generated funds were also used for acquisitions of $36 million (excludes debt assumed), capital expenditures of $31 million and dividends of $17 million.

Part II - Other Information

Item 1.   Legal Proceedings:

On August 12, 1997, the United States Court of Appeals for the Eighth Circuit issued an opinion affirming the dismissal of a lawsuit filed February 28, 1991 alleging the company violated the federal False Claims Act in connection with the distribution of the company's shares of CF&I Steel Corporation to the company's shareholders in 1985.

There have been no material developments in any other legal proceeding described in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 5.   Other:

On October 2, 1997, the company sold its Valve Systems and Controls division for $7.5 million in cash and $1.5 million in convertible preferred stock. No material gain or loss on the sale was recognized.

Item 6.   Exhibits and Reports on Form 8-K


	11.	Computation of earnings per share for the quarters
and nine months ended September 30, 1997 and 1996.

	27.	Article 5 of Regulation S-X Financial Data Schedule
		for the third quarter.

	SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




										      CRANE CO.
										     REGISTRANT



Date November 12, 1997				  By  /s/ D.S. Smith
										      D.S. SMITH
										Vice President-Finance
									  and Chief Financial Officer





Date November 12, 1997				  By  /s/ M.L. Raithel
										      M.L. RAITHEL
										       Controller

	Crane Co. and Subsidiaries
	Exhibit 11 to Form 10-Q
	Computation of Net Income per Common Share
	Three and Nine Months Ended September 30, 1997 and 1996
	(in thousands, except per share amounts)


Three Months Ended
Nine Months Ended


September 30,
September 30,


1997
 1996

1997
   1996

Primary Net Income Per Share:

Net income available








    to shareholders
$
31,400
$
26,889
$
83,268
$
67,201









Average primary shares outstanding

46,878

45,597

46,623

45,746









  Net Income
$
   .67
$
   .59
$
  1.79
$
  1.47









Fully Diluted - Income Per Share:

















Net income available to








     shareholders
$
31,400
$
26,889
$
83,268
$
67,201









Average primary shares outstanding

46,878

45,597

46,623

45,746









Add








   Adjustment for further dilutive








   effect of stock options (ending








   market price higher than average








   market price used in primary








   shares calculation)

   106

   120

    91

   103


















Average fully diluted shares








  outstanding

46,984

45,717

46,714

45,849









Net income
$
   .67
$
   .59
$
  1.78
$
  1.47















