Form 10-K
period 1997-12-31
CRANE CO /DE/
filed 1998-03-27
CIK 25445

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                                            -----------------
                                 OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from                to
                                      ---------------    ---------------

                         Commission file number 1-1657
                                                ------

                                    CRANE CO.
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         13-1952290
          -------------------------------        ------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No)

    100 First Stamford Place, Stamford, CT                  06902
    ----------------------------------------             ----------
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                        which registered
     -----------------------                 ------------------------
  Common shares, par value $1.00             New York Stock Exchange
  Preferred Share Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                       7 1/4% senior notes due June, 1999
                       8 1/2% senior notes due March, 2004
                 -------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the average stock price of $43.31 on January 30, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,614,147,251.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 45,556,820 at January 30, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV.
Portions of the proxy statement for the annual shareholders meeting to be held on April 20, 1998 are incorporated by reference into Parts I and III.

                                     PART I
 ITEM 1.  BUSINESS
          --------

      Crane is a diversified manufacturer of engineered industrial products and the nation's largest American distributor of doors, windows and millwork. Founded in 1855, Crane employs over 11,000 people in North America, Europe, Asia and Australia.

                                    STRATEGY

      The Company's strategy is to grow the earnings of niche businesses with high market share, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                  ACQUISITIONS

      In the past five years, the company has completed 18 acquisitions. During 1997, the company completed five acquisitions at a total cost of $82 million, including assumed debt. In March, the company acquired the transportation products business of Sequentia, Incorporated. This business, which produces fiberglass-reinforced plastic panels for the truck body, trailer and container market, has been integrated with the company's Kemlite subsidiary. Also in March, the company acquired Polyvend Inc., a manufacturer of snack and food vending machines. Polyvend was completely integrated into Crane's National Vendors division significantly expanding its sales distribution channels. In April, the company acquired the Nuclear Valve Business of ITI MOVATS from Westinghouse. MOVATS is a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. In July, through its Huttig Sash & Door Company subsidiary, the company acquired MALLCO Lumber & Building Materials Inc., a leading wholesale distributor of lumber, doors and engineered wood products serving Arizona and the surrounding region. In December the company acquired certain operations and product lines of Stockham Valves & Fittings, Inc. The acquired product lines and related manufacturing operations will be integrated into the company's engineered valve business and its commercial bronze and iron valve business.

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

      During 1995, the company completed three acquisitions at a total cost of $9.4 million. In February the company, through its Barksdale Control Products GmbH subsidiary, acquired Unimess GmbH, a German-based manufacturer of solid state pressure switches and transducers, level switches and indicating systems, and flow measurement and control components for specialized instrumentation. In the fourth quarter, the company, through its Crane Pumps & Systems subsidiary, acquired Process Systems, Inc. based in Michigan. Process Systems is a manufacturer of vertical turbine pumps and accessories for industrial applications. In November 1995, the company acquired Kessel PTE Ltd., a fluoropolymer plastic lined pipe manufacturer with facilities in Singapore and Thailand.

      The company completed three acquisitions in 1994 at a total cost of $240 million. The company, through its wholly-owned subsidiary Huttig Sash & Door Company, acquired a molding and millwork manufacturing operation in Prineville, Oregon in May 1994. In April, 1994, the company purchased Mark Controls Corporation, a manufacturer of automatic and manually operated valves, and specialized instruments and controls, for commercial and industrial

                                                                             /02

 ITEM 1.  BUSINESS  (CONTINUED)
          --------
customers. The company acquired ELDEC Corporation in March 1994. ELDEC's products are used worldwide on all major commercial and business aircraft and include: position indication and control systems, proximity switches and components, true mass fuel flowmeters, and power conversion components and systems.

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


                                  DIVESTITURES

      In the past five years, the company has divested five businesses. In 1997, the company sold its Valve Systems and Controls division for $7.5 million in cash and $1.5 million in preferred stock. In March of 1996, the company sold Empire Foundry. In December 1994, Huttig sold its window manufacturing business for $2.4 million. The transaction excluded real estate and receivables. In July 1994, the company sold Modulinc, the fiber optic channel product line of ELDEC. In April 1993, the company sold its precision ordnance business, UniDynamics/Phoenix for approximately $6 million.

                              LONG-TERM FINANCING

      In June 1994 the company sold $150,000,000 of 7 1/4% notes that will mature on June 15, 1999. During March 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                                    BUSINESS SEGMENTS

      See pages 32 and 33 of the Annual Report to Shareholders for sales, operating profit and assets employed of each business segment.


                                                                             /03

 ITEM 1.  BUSINESS  (CONTINUED)
          --------

                                    FLUID HANDLING

      The Fluid Handling segment consists of valve, pump and water treatment businesses. The Crane Valve business with six manufacturing facilities in North America, as well as operations in the United Kingdom, Australia, Norway, China and Indonesia, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the Crane, Jenkins, Pacific, Westad, Flowseal, Center Line, Stockham, Triangle and Duo-Check brands. Crane Pumps has six manufacturing facilities in the United States located in Ohio, Illinois, Pennsylvania, West Virginia and Michigan. Pumps are manufactured under the Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems brand names. Pumps are sold to a broad customer base, which includes chemical and hydrocarbon process industries, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The water treatment business has a manufacturing facility in Pennsylvania and serves the water and wastewater treatment market. Its products are sold under the Cochrane name. This group employs 3,000 people and had assets of $322.5 million at December 31, 1997. Fluid Handling order backlog totaled $112.8 million, a $24.3 million increase from the prior year.

      Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.

                                   AEROSPACE

      The Aerospace segment consists of ELDEC, Hydro-Aire, Lear Romec and Interpoint.

      The group employs 2,500 people and had assets of $277.7 million at year end. The order backlog totaled $297.4 million at December 31, 1997, an increase of $28.5 million from the prior year.

      ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters, power conversion systems for the commercial, business and military aerospace industries, and military marine and telecommunications markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace and telecommunication industry.

      ELDEC also has a $5.8 million 47% equity investment in Powec A/S, a Norwegian manufacturer of power conditioning products and systems for the commercial wireless telecommunications market, whose products are complementary to the products and complex power systems engineering capabilities at ELDEC.



                                                                             /04

                              PART I (CONTINUED)

 ITEM 1.  BUSINESS  (CONTINUED)
          --------

      Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and redundant, ruggedized electronic controls, hydraulic control valves, landing gear sensors and fuel pumps for the commercial transport, business and commuter, military, government and general aviation aerospace industries as original equipment. In addition, the company designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to the company and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to airlines, governments, and aircraft maintenance and overhaul companies.

      Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

      Interpoint designs, manufactures and sells standard and custom minature (hybrid) DC-to-DC power converters and custom minature (hybrid) electronic circuits for applications in commercial, space and military aerospace industries and in the medical technology industry.



                                                                             /05

          --------

                              ENGINEERED MATERIALS

       The Engineered Materials segment consists of five businesses: Kemlite, CorTec, Resistoflex, Polyflon and Crane Plumbing.

       This group had assets of $109.6 million at December 31, 1997 and employed 1,200 people. Order backlog at year end 1997 was strong at $28.8 million, a 27% increase from the prior year.

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

       Resistoflex is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries. It also manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry. Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Its aerospace products are sold directly to the aerospace industry. Resistoflex also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing industry as well as the Asian pharmaceutical industry.

       Polyflon manufactures microwave laminates, high voltage RF capacitors, radomes and circuit processing for the wireless communication, magnetic resonance imaging, microwave and radar system manufacturers.

       Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distributors in Canada and it has a large share of the Canadian plumbing fixtures market.



                                                                             /06

          --------
                                 CRANE CONTROLS

       This segment includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including the petroleum, chemical, construction, food and beverage, power generation industries and transportation. Crane Controls had assets of $121.4 million at December 31, 1997, and employs 860 people. On December 31, 1997, Crane Controls had a backlog of $32.3 million, a 29% increase from the prior year level.

       Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches, and directional control valves which serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany.

      Powers Process Controls designs, manufactures and markets water mixing and thermal shock protection shower systems, commercial and residential plumbing brass, correctional water controllers, process controllers and instrumentation , process control valves and temperature regulators for industrial applications and the commercial and institutional construction industry.

      Dynalco Controls designs and manufactures rotational speed sensors, temperature and pressure instruments and monitors for rugged environments, microprocessor based engine and mechanism controls. Dynalco's products are used worldwide by industries in a variety of applications, including stationary natural gas engines, power generation, oil and gas production and transmissions, and agriculture equipment.

      Azonix manufactures operator interfaces and measurement and control systems for hazardous and harsh applications, intelligent data acquisition products, high-precision thermometers and calibrators for the oil and gas, petrochemical, chemical, pharmaceutical and metal processing industries.

      Ferguson designs and manufactures in the United States and through Ferguson Machine S.A. in Europe, precision index and transfer systems for use on and with machines which perform automatic forming, assembly, metal cutting, testing and inspection operations. Products include mechanical and electronic index drives, pick-and-place robots, in line transfer machines, rotary tables, press feeds and custom cams.

      The products in this segment are sold directly to end users, and engineering contractors through the company's own sales forces and cooperatively with sales representatives, stocking specialists and industrial distributors.

                             MERCHANDISING SYSTEMS

      The Merchandising Systems segment has two operating units: National Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food/service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and
                                                                             /07

          --------

                       MERCHANDISING SYSTEMS (continued)

 hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in a 463,000 sq. ft. state of the art facility in Bridgeton, Missouri. National Vendors' products are marketed to customers in the United States and Europe by company sales and marketing personnel as well as distributors, and in other international markets through independent distributors. Merchandising Systems employs 1,000 people and had assets of $109.2 million at year end 1997.

      Order backlog totaled $18.8 million at December 31, 1997, a slight increase from the prior year.

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

         Huttig also manufactures specialty molding and millwork products at its Prineville, Oregon facility. The majority of the molding products are sold to third parties but Huttig is the largest customer. In 1996, Huttig closed its manufacturing plant in Montana, where it produced certain of the above products and other finished lumber.

        Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products which are both complementary to and partly competitive with Crane's own manufactured products.

                                     OTHER

        The other segment consists of Crane Defense Systems, which is engaged in the development and manufacture of specialized handling systems, elevators, winches, ground support equipment, cranes and associated electronics. These products are sold directly to the government, defense contractors and commercial shipbuilders.

                                                                             /08

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

         The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $56,800,000 in 1997, $52,000,000 in 1996, and $51,900,000
in 1995. Included in these amounts were approximately $9,500,000, $10,300,000 and $12,600,000 received by the company in 1997, 1996 and 1995, respectively, for customer sponsored research and development.

          The company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory.



                                                                             /09

          --------

        Costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to have a material effect upon the company's capital expenditures, earnings or competitive position.

FORWARD LOOKING STATEMENTS
--------------------------

Throughout the Annual Report to Shareholders, particularly in the Letter to Shareholders and Management's Discussion and Analysis of Operations, the company makes numerous statements about expectations of future performance and market trends, and statements about plans and objectives and other matters, which because they are not historical fact may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

In addition, the company and its representatives may from time to time make written or oral forward-looking statements, including statements contained in the company's filings with the Securities and Exchange Commission and in its reports to shareholders, which can be identified by the use of forward-looking terminology such as "believes", "contemplates", "expects", "may", "will", "could", "should", "would" or "anticipates" or the negative thereof or comparable terminology.

All forward-looking statements speak only as of the date on which such statements are made and involve risk and uncertainties that exist in the company's operations and business environment and are not guarantees of future performance. The company assumes no obligation to update any of these forward-looking statements, whether as a result of new information or future events. As a responsibility to our investors,the company will make reasonable efforts at timely disclosure of future facts and circumstances which may affect such statements.

Because the company wishes to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, readers are cautioned to consider the following important risk factors that could affect the company's businesses and cause actual results to differ materially from those projected.

General

A substantial portion of the sales of the company's business segments are concentrated in industries which are cyclical in nature. Because of the cyclical nature of these businesses, their results are subject to fluctuations in domestic and international economies, as well as to currency fluctuations and unforeseen inflationary pressures. Reductions in the business levels of these industries would impact negatively on the sales and profitability of the affected business segments.

While the company is a principal competitor in most of its markets, all of its markets are highly competitive. The company's competitors in many of its business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of the company's business segments to achieve similar advances will be important to their competitive positions. Competitive pressures, including those discussed above, could cause one or more of the company's business segments to lose market share or could result in significant price erosion, either of which would have an adverse effect on the company's results of operations.

The company's acquisition program entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. There can be no assurance that suitable acquisition opportunities will be available in the future, that the company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

The company has substantial operations and sales outside the United States.
Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social and economic instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the company's revenues and profitability.

Certain of the company's business segments are dependent upon highly qualified personnel, and the company generally is dependent upon the continued efforts of key management employees. Particularly in light of the current tight labor market, the company's prospects would be adversely affected by an inability to retain its key personnel.

Fluid Handling

Results for the Fluid Handling segment could be affected in the event of unanticipated difficulties in assimilating newly acquired valve businesses into existing operations. In addition, Crane's companies could face increased price competition from larger competitors. Asia's economic turmoil could reduce sales and profits, particularly if major projects for which Crane companies are suppliers or bidders are cancelled or delayed, or if the companies' ability to source product from international sources is impeded.
                                                                             /10

Aerospace

A significant fall-off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders, and could also cause the airlines to scale back their purchases of repair parts from Crane companies. The companies could also be impacted if major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace- qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Aerospace segment results could be below expectations if Asia's economic problems led to a decline in aircraft orders, particularly since the new, long-range Boeing aircraft favored for many Asian routes contain a higher value of Crane-supplied equipment than other aircraft from Boeing and other manufacturers.


Engineered Materials

In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers or recreational vehicles, for which Crane companies produce fiberglass-reinforced plastic side and roof panels and trailer liners. Profits could be squeezed as well by unanticipated increases in resin and fiberglass material costs, by unforeseen fluctuations in the Canadian dollar, and by any inability on the part of Crane's companies to maintain their position in product cost and functionality against competing materials.

Merchandising Systems


Results at Crane's U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives, as well as by difficulties in assimilating a vending machine business acquired in 1997. Results at Crane's Germany-based coin validation machine business could be affected by changes in demand stemming from the advent of the Euro, the planned new European currency, as well as by unforeseen fluctuations in the value of the Deutschemark versus the U.S. dollar.

Controls

A number of factors could affect the Controls segment's results. Lower sales and earnings could result if Crane's companies can not maintain their cost competitiveness, encounter delays in introducing new products, or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for Crane products from the industrial machinery, oil and gas, and heavy equipment industries, or from unforeseen product obsolescence.

Wholesale Distribution

Sales in the Wholesale Distribution segment are significantly affected by the strength of the domestic housing market, and a decline in housing starts could have a negative impact on results. Decisions by some major suppliers to change their distribution channels, bypassing Crane's wholesale distribution network, could also diminish sales and profits. At Crane's Canadian wholesale distribution operation, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of Canada's currency.

Impact of the Year 2000

The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Suppliers, customers and creditors of the company also face Year 2000 issues. A failure to successfully address the Year 2000 issue could have a material adverse effect on the company's business or results of operations. The discussion of the Impact of the Year 2000 contained on Page 37 of the company's 1997 Annual Report under Management's Discussion and Analysis of Operations is incorporated herein by reference.

                                                                             /11

MANUFACTURING FACILITIES                NUMBER           AREA
--------------------------              ------           ----

Fluid Handling
 United States                            14       1,312,000 sq. ft.
 Canada                                    2         140,000 sq. ft.
 International                            10       1,307,000 sq. ft.

Aerospace
 United States                             6         612,000 sq. ft.
 International                             3          35,000 sq. ft.

Engineered Materials
 United States                             7         736,000 sq. ft.
 Canada                                    3         601,000 sq. ft.
 International                             1          10,000 sq. ft.

Crane Controls
 United States                             7         423,000 sq. ft.
 International                             2          63,000 sq. ft.

Merchandising Systems
 United States                             1         463,000 sq. ft.
 Other International                       1          77,000 sq. ft.

Wholesale Distribution                     1         577,000 sq. ft.

Other                                      1         113,000 sq. ft.


    Leased                                                   Leases
  Manufacturing                                              Expiring
   Facilities               Number         Area              Through
  -----------               ------         ----              --------
  United States                9      462,000 sq. ft.          2006
  Canada                       1       12,000 sq. ft.          2000
  Other International          6       86,000 sq. ft.          2013

       Fluid Handling operates six valve service centers in the United States, of which four are owned, and one distribution center in the United States. This segment operates internationally eight distribution and four service centers.

       Crane Controls operates one distribution center internationally.

       Merchandising Systems operates eight distribution centers in the United States and six internationally.

       Wholesale Distribution has forty-six Huttig branch warehouses in the United States, of which twenty-eight are owned. The Canadian wholesale operation maintains thirty-six distribution branch warehouses in Canada, of which thirteen are owned.

       In the opinion of management, these properties have been well maintained, are in sound operating condition, and contain all necessary equipment and facilities for their intended purposes.
                                                                            /012
                                     PART I (CONTINUED)
 ITEM 3.    LEGAL PROCEEDINGS

        Neither the company, nor any subsidiary of the company has become a party to, nor has any of their property become the subject of any material legal proceedings, other than ordinary routine litigation incidental to their businesses, except for the following.

        On February 28, 1991, the company was served with a complaint filed in the U.S. District Court for the Eastern District of Missouri naming the company and its former subsidiary, CF&I Steel Corporation ("CF&I"), as defendants and alleging violations of the federal False Claims Act in connection with the distribution of the company's shares of CF&I to the company's shareholders in 1985. A subsequent complaint with substantially similar allegations was served on the company on September 22, 1992. The two actions have been consolidated by the court (Civil Actions Nos. 91-0429-C-1 and 4:92CVOO5144JCH). On June 1,1993 the district court dismissed the case for lack of subject matter jurisdiction under the False Claims Act and the plaintiff appealed. On November 16, 1994, the U.S. Court of Appeals for the Eighth Circuit reinstated the action. The company's petition for a writ of certiorari to the U.S. Supreme Court was denied on or about June 16, 1995 and the case has been returned to the District court to further proceedings. The case was brought in the name of the U.S. Government by a private individual (the "relator") and involves allegations of a conspiracy between the company and CF&I to cause the Pension Benefit Guaranty Corporation ("PBGC") to assume certain unfunded liabilities under a CF&I pension plan (alleged to have been approximately $270 million), to prevent the PBGC from obtaining any reimbursement from the company and to publish and file misleading information in furtherance of those alleged objectives. The suit seeks treble damages and attorney's fees. The lawsuit was dismissed in May 1996 upon the company's motion for summary judgment and for judgment on the pleadings. The dismissal was affirmed on appeal by the Eighth Circuit Court of Appeals in August 1997. The Plaintiff filed a petition seeking review by the United States Supreme Court and on March 23, 1998 the United States Supreme Court denied the plaintiffs' petition.

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

        In a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised Cor Tec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that Cor Tec's plant facility in Washington Court House, Ohio, had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits and in some instances in amounts exceeding the limits allegedly allowed under applicable rules. The Ohio Attorney General's office also alleged that certain contaminant sources at the Cor Tec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. In 1993, in full cooperation with the Ohio EPA, Cor Tec constructed an emission control system in its plant at a cost exceeding $700,000 which included the installation of a hood, vent and incinerator to capture and incinerate the styrene emissions. At a meeting in Columbus, Ohio on March 4, 1993 the Attorney General's office representing the Ohio EPA, proposed that Cor Tec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million which Cor Tec has refused to do. In a letter dated November 9, 1995, the Attorney General's office presented a reduced civil penalty demand for $1.8 million and, by letter dated December 9, 1996 the Attorney General's office again threatened

                                                                             /13
 to commence suit in thirty (30) days (subsequently extended) unless Cor Tec significantly increased its $50,000 offer to settle. Cor Tec has responded in writing that, among other things, (i) the rule upon which the state's demands are based was not adopted in accordance with applicable statutory directives and is, therefore, unenforceable, (ii) Cor Tec has nevertheless complied with the rule as it is currently applied by the state, (iii) the state has considerable discretion in penalty calculation and the penalties sought by the state against Cor Tec are wholly out of proportion with the nature of the alleged violations and (iv) more lenient rules have been adopted for much larger VOC emission sources located in more polluted urban areas and thus Cor Tec's competitors have an advantage in the marketplace. On February 21, 1997, the Attorney General's office on behalf of the Ohio EPA commenced a civil action against Cor Tec in the Court of Common Pleas, Fayette County, Ohio alleging among other things, failure to obtain various permits to install and operate sources of contaminants and also alleging violation of air emission standards, for the period 1974 to 1993. Penalties for $25,000 per day for each day of violation have been demanded in the Complaint. The proceedings remain at a very preliminary stage. Cor Tec continues to believe it has adequate defenses to the allegations in the Complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 1997.
                                                                             /14

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    The executive officers of the registrant are as follows:

Officer
Name                     Position               Business Experience                     Age              Since
----                     --------               -------------------                     ---              -----
Robert S. Evans          Chairman and Chief     Chairman and Chief                       54              1974
                         Executive Officer      Executive Officer of the company
                                                since 1984 and previously
                                                President of the company

L. Hill Clark            President and          President and Chief Operating            53              1994
                         Chief Operating        Officer, previously Executive Vice
                         Officer                President of the company,
                                                President of Lear Romec,
                                                and previously held
                                                various positions within
                                                Allied Signal Inc., a diversified
                                                manufacturing company

Augustus I. duPont       Vice President,        Vice President and General               46              1996
                         General Counsel        Counsel and Secretary of
                         and Secretary          the company, previously Vice
                                                President, General Counsel and
                                                Secretary of Reeves Industries, Inc.,*
                                                a manufacturer of apparel textiles
                                                and industrial coated fabrics, from
                                                May 1994 to December 1995; Vice
                                                President, General Counsel and
                                                Secretary of Sprague Technologies,
                                                Inc., a manufacturer of electronic
                                                components, from May 1987 to
                                                December 1993

Bradley L. Ellis         Vice President-        Vice President-Chief                     29               1997
                         Chief information      Information Officer of the
                         Officer                company, previously with the
                                                Business systems consulting group
                                                of Arthur Andersen LLP.

Anthony D. Pantaleoni    Vice President         Vice President - Environment,            43               1989
                         Environment,           Health & Safety of the company
                         Health & Safety

Richard B. Phillips      Vice President         Vice President - Human                   54               1987
                         Human Resources        Resources of the company

David S. Smith           Vice President-        Vice President - Finance                 41               1991
                         Finance and            and Chief Financial Officer
                         Chief Financial        of the company, previously
                         Officer                Vice President - Corporate
                                                Development of the company

Michael L. Raithel       Controller             Controller of the company                50               1985

                              PART I (continued)

                                                            /015

Gil A. Dickoff           Treasurer              Treasurer of the company,               36               1992
                         previously Assistant
                         Treasurer of the company

Certain Proceedings
-------------------
* Reeves Industries, Inc., a corporation which Mr.duPont served as Vice President, General Counsel and Secretary from May 1994 to December 1995, filed a petition and Plan of Reorganization for a consensual debt restructuring under Chapter 11 of the United States Bankruptcy Code on November 21, 1997.



                                    PART II

    The information required by Items 5 through 8 is hereby incorporated by reference to Pages 9 through 38 of the Annual Report to Shareholders.


ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 6, 1998, which the company will file with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 6, 1998, which the company will file with the Commission pursuant to Regulation l4A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 12 is incorporated by reference to the definitive proxy statement dated March 6, 1998, which the company will file with the Commission pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 6, 1998, which the company will file with the Commission pursuant to Regulation 14A.

                                                            /016

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

                                                                                        Page
                                                                                        ----
(a)(1) The consolidated balance sheets of Crane Co. and subsidiaries as of
       December 31, 1997 and 1996 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995 and the financial review, appearing on Pages 9 through 38 of Crane Co.'s Annual Report to
       Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference

   (2) The following financial statement schedules are included in this report on Form 10-K:

       Independent Auditors' Report                                                     20

       Schedule II - Valuation and Qualifying Accounts                                  21

       All other statements and schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

   (3) Exhibits:
                        Exhibit 11: Computation of net income per share. Annual report to security holders:
                        Exhibit 13 Annual Report to shareholders for the year ended December 31, 1997.
                        Subsidiaries of the Registrant:
                        Exhibit 21:   Subsidiaries of the Registrant.
                        Consent of Experts and Counsel
                        Exhibit 23:    Independent auditors' consent.

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1997.

(c)    Exhibits to Form 10-K:
        (3) There is incorporated by reference herein:
            (a) The company's Certificate of Incorporation contained in Exhibit D (Certificate of Designation) to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            (b) The company's By-laws contained in Exhibit A to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
        (4) Instruments Defining the Rights of Security Holders, including
            Indentures:
            (a)  There is incorporated by reference herein:
                 (1)  Preferred Share Purchase Rights Agreement contained in
                      Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 12, 1988.
                 (2) Amendment to Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the company's Report on Form 8-K filed with the Commission on June 29, 1990.


                              PART IV (CONTINUED)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

            (b) There is incorporated by reference herein:
                                                            /017

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

        All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.
                                                            /018

SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CRANE CO.
                                 -------------------
                                  (Registrant)

                          By     /s/ D. S. Smith
                               -------------------------
                                  D. S. Smith
                             Vice President-Finance
                                 Date  3/23/98
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    OFFICERS

                  /s/ R. S. Evans
                  -------------------------
                  R. S. Evans
                  Chairman, Chief Executive Officer and Director
                  Date  3/23/98
                        -------


        /s/ D. S. Smith                      /s/ M. L. Raithel
        -------------------------------       -----------------------------
        D. S. Smith                          M. L. Raithel
        Vice President-Finance               Controller
        Date  3/23/98                        Date  3/23/98
              -------                              -------


                                   DIRECTORS

/s/      M. Anathan, III                    /s/     E. T. Bigelow, Jr.      /s/      R.S. Forte
------------------------                   ---------------------------     --------------------
         M. Anathan, III                            E. T. Bigelow, Jr.               R.S. Forte
Date          3/23/98                      Date     3/23/98                Date      3/23/98
              -------                               -------                          -------


/s/     D.R. Gardner
------------------------                  ------------------------         ----------------------
        D.R. Gardner                                J. Gaulin                        D.C. Minton
Date          3/23/98                      Date     3/23/98                Date      3/23/98
              -------                               -------                          -------


/s/    C.J. Queenan, Jr.                   /s/      B. Yavitz
-------------------------------            ----------------------------
       C.J. Queenan, Jr.                            B. Yavitz
Date          3/23/98                      Date     3/23/98
              -------                               -------


                                                            /19

                          INDEPENDENT AUDITORS' REPORT




TO THE SHAREHOLDERS OF CRANE CO.:

We have audited the consolidated financial statements of Crane Co. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997 and have issued our report thereon dated January 21, 1998; such financial statements and report are included in the 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Crane Co., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                DELOITTE & TOUCHE LLP
                                                Stamford, Connecticut
                                                January 21, 1998


                                         Balance at      Additions                     Balance
                                         Beginning       Charged to                    at End
Description                               of Year       Cost & Expenses    Deductions  of Year
-----------                              -------        ---------------    ----------  -------
Year Ended December 31, 1997:
    Allowance for doubtful accounts        $5,271          $ 2,986           $ 2,482    $5,775

    Allowance for cash discounts,
     returns and allowances                 1,292           16,641            16,844     1,089
                                           ------          -------           -------    ------

                                           $6,563          $19,627           $19,326    $6,864
                                           ======          =======           =======    ======

Year Ended December 31, 1996:
    Allowance for doubtful accounts        $4,003          $ 3,173           $ 1,905    $5,271

    Allowance for cash discounts,
     returns and allowances                 1,443           14,931            15,072     1,292
                                           ------          -------           -------    -------

                                           $5,436          $18,104           $16,977    $6,563
                                           ======          =======           =======    ======

Year Ended December 31, 1995:
    Allowance for doubtful accounts        $4,977          $ 2,810           $ 3,784    $4,003

    Allowance for cash discounts,
     returns and allowances                 1,847           13,799            14,213     1,433
                                           ------          -------           -------    ------

                                           $6,824          $16,609           $17,997    $5,436
                                           ======          =======           =======    ======


                                                            /21