Form 10-Q
period 1998-03-31
CRANE CO /DE/
filed 1998-05-13
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 1998

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 1998:

          Common stock, $1.00 Par Value - 45,729,288 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                    Three Months Ended
                                        March 31,
                                     1998         1997
Net Sales                             $ 526,817  $ 467,333

Operating Costs and Expenses:
  Cost of sales                         379,989    338,160
  Selling, general and
     administrative                      80,172     74,814
  Depreciation & amortization            14,281     13,364
                                        474,442    426,338

Operating Profit                         52,375     40,995

Other Income (Expense):
  Interest income                           542        692
  Interest expense                       (5,940)    (5,957)
  Miscellaneous - net                       (77)        16
                                         (5,475)    (5,249)

Income Before Taxes                      46,900     35,746

Provision for Income Taxes               17,001     13,101

Net Income                            $ 29,899  $  22,645


Net Income Per Share:
     Basic                                 $.66       $.50
     Diluted                              $.65      $.49
Average Basic Shares Outstanding         45,591     45,578
Average Diluted Shares Outstanding       46,205     46,038

Dividends Per Share                       $.125      $.125





           See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
           Consolidated Statements of Comprehensive Income
                           (In Thousands)
                             (Unaudited)


                                          Three Months Ended
                                                  March 31,
                                              1998        1997
Net Income                                        $  29,899  $  22,645
 Other comprehensive income, net of tax-
   Foreign currency translation adjustments         108   (4,177)
  Comprehensive  Income                             $  30,007      $
18,468






           See Notes to Consolidated Financial Statements

























                                 -3-

Part I - Financial Information

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
              (In Thousands, Except Per Share Amounts)


                                       March 31,        December 31,
                                      1998        1997      1997
                                       (Unaudited)
Assets
Current Assets:

  Cash and cash equivalents      $    48,908 $    3,578   $
                                                            6,982

  Accounts receivable                           250,294
                                   286,807                  272,262

  Inventories
  Finished goods                     118,683    121,503
                                                            113,496
  Finished parts and
    subassemblies                     49,241     37,265
                                                            46,351
  Work in process                     47,732     46,374
                                                            51,345
  Raw materials                       80,206     65,489
                                                            79,892
                                     295,862    270,631
                                                            291,084

  Other current assets                40,215     34,264
                                                            37,425

    Total Current Assets             671,792    558,767
                                                            607,753

Property, Plant and Equipment:
  Cost                               592,296    562,406
                                                            582,704
  Less accumulated depreciation      317,471    299,907
                                                            308,947
                                     274,825    262,499
                                                            273,757

Other Assets                          54,799     54,061
                                                            55,114

Intangibles                           50,661     54,447
                                                            51,907
Cost in excess of net assets
   acquired                          218,299    216,915
                                                            220,563
                                 $ 1,270,376 $1,146,689   $ 1,209,0
                                                            94

           See Notes to Consolidated Financial Statements
                                -4-

Part I - Financial Information

                                            March 31,      December 31,
                                         1998      1997       1997
                                           (Unaudited)

Liabilities and Shareholders' Equity
Current Liabilities:
 Current maturities of long-term debt  $       981 $     1,067  $       992
 Loans payable                              24,573      28,800       30,240
 Accounts payable                          134,728     117,123      122,616
 Accrued liabilities                       118,749     109,634      128,794
 U.S. and foreign taxes on income           29,497      18,999       13,170
    Total Current Liabilities              308,528     275,623      295,812

Long-Term Debt                             281,783     266,875      260,716

Deferred Income Taxes                       46,041      54,476       46,007

Other Liabilities                           26,783      27,207       25,618

Accrued Postretirement Benefits             41,152      42,959       41,838

Accrued Pension Liability                    6,415       6,210        6,559

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                    -           -            -

Common Shareholders' Equity:
 Common shares                              45,645      45,565       45,542
 Capital surplus                            21,368      26,577       19,951
 Retained earnings                         509,103     412,742      483,601
   Accumulated   other   comprehensive    (16,442)     (11,545)     (16,550)
Income

    Total Common Shareholders' Equity      559,674     473,339      532,544
                                       $ 1,270,376 $ 1,146,689 $  1,209,094








           See Notes to Consolidated Financial Statements




                                -5-

Part I - Financial Information (Cont'd.)

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                     Three Months Ended
                                                         March 31,
                                                       1998      1997
Operating activities:
   Net income                                        $  29,899   $  22,645
   Depreciation                                          9,505       9,085
   Amortization                                          4,776       4,279
   Deferred taxes                                         (306)       (776)
   Cash used for operating working capital              (4,189)     (5,516)
   Other                                                 2,009       1,662
Total from operating activities                         41,694      31,379
Investing activities:
   Capital expenditures                                (10,970)    (10,192)
   Payments for acquisitions                               -       (19,820)
   Proceeds from disposition of capital assets             116         159
Total used for investing activities                    (10,854)    (29,853)
Cash flows from financing activities:
   Equity:
     Dividends paid                                     (5,703)     (5,699)
     Reacquisition of shares                              (418)     (4,007)
     Stock options exercised                             1,938         803
       Net Equity                                       (4,183)     (8,903)
   Debt:
     Proceeds from issuance of long-term debt           20,935         -
     Repayments of long-term debt                          (14)     (1,016)
     Net increase in short-term debt                    (5,460)        707
       Net Debt                                         15,461        (309)
Total provided from (used for) financing activities     11,278      (9,212)
Effect of exchange rate on cash and cash equivalents      (192)       (315)
Increase (decrease) in cash and cash equivalents        41,926      (8,001)
Cash and cash equivalents at beginning of period         6,982      11,579
Cash and cash equivalents at end of period           $  48,908   $   3,578
Detail of Cash (Used for) Provided From
   Operating Working Capital:
   Accounts receivable                               $ (15,246)  $ (18,179)
   Inventories                                          (5,097)     (2,533)
   Other current assets                                 (2,602)       (246)
   Accounts payable                                     12,311      12,087
   Accrued liabilities                                  (9,891)     (8,731)
   U.S. and foreign taxes on income                     16,336      12,086
     Total                                           $  (4,189)  $  (5,516)

Supplemental disclosure of cash flow information:
     Interest paid                                   $   5,124   $   4,966
     Income taxes paid                                     883         955

           See Notes to Consolidated Financial Statements
                                 -6-


Part I - Financial Information (Cont'd.)


              Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.

    These  interim  consolidated financial statements  should  be
    read   in   conjunction   with  the  Consolidated   Financial
    Statements and Notes to Consolidated Financial Statements  in
    the  company's Annual Report on Form 10-K for the year  ended
    December 31, 1997.

2.  Sales and operating profit by segment are as follows:

                              Three Months Ended
                                  March 31,
                               1998       1997
(In thousands)

  Net Sales:
Fluid Handling                $ 118,041   $  88,115
Aerospace                        94,505      81,894
Engineered Materials             61,249      56,372
Crane Controls                   35,002      31,753
Merchandising Systems            46,184      42,466
Wholesale Distribution          172,448     166,901
Other                             3,206       2,954
Intersegment Elimination         (3,818)     (3,122)
     Total                    $ 526,817   $ 467,333


  Operating Profit (Loss):
Fluid Handling                $   8,952   $   6,089
Aerospace                        25,272      19,798
Engineered Materials              7,551       7,114
Crane Controls                    2,982       1,929
Merchandising Systems             8,736       7,741
Wholesale Distribution            4,428       3,383
Other                              (383)        316
Corporate                        (5,200)    (5,383)
Intersegment Elimination             37           8
     Total                    $  52,375   $  40,995

                             -7-


Part I - Financial Information (Cont'd.)

              Notes to Consolidated Financial Statements


3.  Restatements
    Certain prior year amounts have been reclassified to conform with the 1998 presentation.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $47.7 million at March 31, 1998, $51.3 million at March 31, 1997, and $46.6 million at December 31, 1997.

5. Disclosure of Accumulated Other Comprehensive Income Balances The company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" on January 1, 1998. Comprehensive Income is the change in equity of a business enterprise during a period from transactions and other events and circumstances, from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and dispositions to owners. Activity for the period is as follows:

                                      Foreign        Accumulated
                                      Currency       Other
                                        Items        Comprehensive
                                                     Income
January 1, 1988                       $(16,550)      $(16,550)
Current-period change                      108            108
March 31, 1998                        $(16,442)      $(16,442)


Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended March 31, 1998 and 1997

[CAPTION]
This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives, future financial performance, and assumptions or judgments concerning such matters. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission

Results From Operations:

First Quarter of 1998 Compared to First Quarter of 1997:

Net income for the quarter ended March 31, 1998 set a first quarter record of $29.9 million, or $.65 per diluted share outstanding, a 32% increase from $22.6 million or $.49 per diluted share reported for the same period last year. Operating profit for the first quarter increased 28% to $52.4 million on a sales increase of 13% to $526.8 million. Operating margins for the quarter improved a full percentage point to 9.9% of sales from 8.8% in 1997. Cash flow (net income plus depreciation and amortization) per diluted share increased 22% for the quarter to $.96 per share.

Fluid Handling sales increased 34% in the quarter to $118.0 million, up $29.9 million from the prior year. The acquisitions of MOVATS and Stockham Valves in 1997 contributed $23.7 million to the increase. In addition, cast steel and quarter turn valve shipments increased 27% and 26%, respectively. Operating profit increased 47% to $9.0 million. Acquisitions contributed $2.3 million of the $2.9 million increase in operating profit. Operating profit margins improved to 7.6% of sales compared to 6.9% in 1997. Margins improved for engineered valves and pumps but were down slightly for commercial valves due to costs associated with integrating the Stockham iron and bronze production into Crane facilities.

Aerospace sales increased 15% or $12.6 million in the quarter with all businesses continuing to benefit from the strength of the airline industry. Operating profit increased 28% with Hydro-Aire and ELDEC benefiting from higher aircraft production levels and airline utilization rates. Operating margins improved to 26.7% compared to 24.2% in the first quarter of 1997. Order backlog continued to increase and totaled $311 million at March 31, 1998, an increase of $14 million from year-end 1997 and up $37 million from the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended March 31, 1998 and 1997


Engineered Materials sales and operating profit were up 9% and 6%, respectively. Results in this segment were mixed. Kemlite and Cor Tec shipments were both up over 20% with a corresponding improvement in operating profit from the prior year level as both businesses continued to benefit from their strong market position and strong demand from the truck trailer manufacturers, and from Kemlite's leadership position in the strong recreational vehicle market. This was somewhat offset by lower project business at Resistoflex in the United States and Southeast Asia where shipments were down 21% from the 1997 level, and the January ice storm in Eastern Canada which negatively impacted Crane Plumbing sales and production through February. Overall operating profit margins declined to 12.3% of sales compared to 12.6% in 1997 as margin improvement at Kemlite and Cor Tec was more than offset by declines at Crane Plumbing and Resistoflex.


Crane Controls sales, operating profit and operating margins increased for the quarter, continuing the trend of the fourth quarter of 1997. Operating profit increased 55% to $3.0 million on a 10% increase in shipments. All business units reported higher sales, operating profits and margins; overall operating profit margins improved to 8.5% of sales from 6.1% in the first quarter of 1997.

Merchandising Systems operating profit was up 13% on a 9% increase in shipments. National Vendors sales were up $6.3 million (21%) due to higher export demand particularly in the United Kingdom, and higher sales to the domestic distributor market, largely as a result of the Polyvend acquisition in March 1997. This more than offset lower shipments at NRI as a key customer in the amusement industry delayed their orders pending the final decision regarding the planned introduction of the European Monetary Unit (EMU) scheduled for May 1998. Over all, operating margins improved to 18.9% of sales compared to 18.2% in 1997.

Wholesale Distribution operating profit increased $1 million or 31% on a 3% increase in revenues. Huttig sales were up 10% or $13.2 million due to Huttig's acquisition of MALLCO Lumber and Building Materials Inc. in July 1997, and Crane Supply sales were up slightly. This more than offset the loss of revenues from the sale of Valve Systems and Controls in the fourth quarter of 1997. Operating profit margins improved to 2.6% of sales compared to 2% in 1997 with both Huttig and Crane Supply improving.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended March 31, 1998 and 1997


Net interest expense in the quarter was in line with the prior year.

The effective tax rate decreased to 36.3 percent in the first quarter of 1998 compared to 36.7 percent in 1997.

Liquidity and Capital Resources:
During the three months of 1998 the company generated $41.7 million of cash from operating activities, compared to $31.4 million in 1997.

Net debt totaled 31.6 percent of capital at March 31, 1998. The current ratio was 2.2 with working capital totaling $363.3 million at March 31, 1998 compared to $283.1 million at March 31, 1997. The company had unused credit lines of $422 million at March 31, 1998.


Part II - Other Information
Item 1.     Legal Proceedings
    There have been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 4.  Submission of Matters to a vote of Security Holders

   A)     The  Annual Meeting of shareholders was held on April  20,
1998.

  B)The following two Directors were reelected to serve for three years until the Annual Meeting of 2001.
                Mr. Richard S.Forte'
                     Vote for        -   40,165,793
                     Vote withheld   -      532,563

                Mr. Jean Gaulin
                     Vote for        -   40,170,711
                     Vote withheld   -      527,645

  C)The following Director was elected to serve for three years until the Annual Meeting of 2001.
                Mr. James L.L.Tullis
                     Vote for        -   39,934,132
                     Vote withheld   -      764,224

  D)The shareholders approved the selection of Deloitte & Touche LLP. as independent auditors for the company for 1997.
                     Vote for           - 40,546,302
                     Vote against       -     78,286
                     Abstained          -     73,768

+Item 4.Submission of Matters to a vote of Security Holders

  E)The   shareholders   approved  the  1998  Stock   Option   Plan.
    Vote for           - 34,200,489
                     Vote against       -  2,201,525
                     Abstained          -  4,296,342

  F)The  shareholders approved the 1998 Restricted Stock Award Plan.
    Vote for           - 27,403,103
                     Vote against       -  8,946,386
                     Abstained          -  4,348,867

 G) The shareholders approved the 1998 Non-Employee Director Restricted Stock Plan.
                    Vote for           - 34,945,736
                     Vote against       -  1,387,567
                     Abstained          -  4,365,053



Item 6.   Exhibits and Reports on Form 8-K
    10.  Material Contracts:
        (iii)Compensatory Plans
        There is incorporated by reference herein:
        (a) The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the company's Registration
            Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.

                (b)  The  Crane  Co. 1998  Restricted  Stock
            Award Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.

                (c) The Crane Co. 1998 Non-Employee Director
            Restricted   Stock  Award  Plan   contained   in
            Exhibit 4.1 to the company's Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.


        11.Computation  of  earnings  per  share   for   the
        quarters March 31, 1998 and 1997.

        27.Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date May 11, 1998                  By /s/       D.S. Smith
                                           D.S. SMITH
                                     Vice President-Finance
                                     and Chief Financial Officer





Date May 11, 1998                  By /s/       M.L. Raithel
                                           M.L. RAITHEL
                                            Controller

                     Crane Co. and Subsidiaries
                      Exhibit 11 to Form 10-Q
             Computation of Net Income per Common Share
             Three Months Ended March 31, 1998 and 1997
              (In Thousands, Except Per Share Amounts)

                                            Three Months Ended
                                                March 31,
                                              1998       1997

Basic Net Income Per Share:


   Net income                             $ 29,899      $ 22,645

   Average basic shares outstanding         45,591         45,578

   Basic Net Income per share             $    .66      $    .50

 Diluted - Income Per Share:

   Net income                             $ 29,899      $ 22,645


   Average basic shares outstanding         45,591         45,578


   Add Diluted effect of stock options         614            460


   Average diluted shares outstanding       46,205         46,038

   Diluted Net Income per share           $    .65      $    .49












