Form 10-K/A
period 1997-12-31
CRANE CO /DE/
filed 1998-05-29
CIK 25445

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended: December 31, 1997      Commission File Number: 1-1657


                                    CRANE CO.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Delaware                                       13-1952290

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

 100 First Stamford Place, Stamford, CT                           06902
(Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (203) 363-7300

           Securities registered pursuant to section 12(b) of the act:


       Title of each class           (Name of each exchange on which registered)
  Common Stock, $1.00 Par Value              New York Stock Exchange
 Preferred Share Purchase Rights             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act.


                        7 1/4% Senior Notes Due June 1999
                        8 1/2 Senior Notes Due March 2004

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _x_    No __

      Based on the average stock price of $43.31 on January 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant as of June 23, 1997 was approximately $1,614,147,251. The number of shares of Common Stock outstanding on January 30, 1998 was 45,556,820 shares.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

--------------------------------------------------------------------------------

           This Amendment to the Annual Report on Form 10-K of Crane Co. (the "Company") filed March 27, 1998 (the "Form 10-K") relates solely to the information contained in Items 10 through 13 of Part III of the Form 10-K and provides certain information included in the Company's proxy statement dated March 6, 1998. The Form 10-K is hereby amended as follows:

Items 10 through 13 of Part III of the Form 10-K are restated in their entirety as set forth below:


                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The Board of Directors of the Company consists of nine members divided into three classes. At the meeting three directors are to be elected to hold office for three year terms until the Annual Meeting in 2001 and until their successors are elected and qualified. The enclosed proxy will be voted for election of the three directors of such class named in the following table, whose election has been proposed and recommended by the Board of Directors. If any nominee shall, prior to the meeting, become unavailable for election as a director, the persons named in the accompanying form of proxy will vote for such nominee, if any, as may be recommended by the Board of Directors, or the Board of Directors may reduce the number of directors to eliminate the vacancy.

           The age, position with the Company, period of service as a director of the Company, business experience during the past five years, directorships in other companies and shareholdings in the Company as of February 27, 1998 for each of the nominees for election and for each of those directors whose term will continue are set forth below:

      NAME                 AGE          POSITION AND COMMON SHARES BENEFICIALLY
                                        OWNED(1)

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2001

Richard S. Forte           53           10,750  shares.   Director  since  1983.
                                        President,    Dawson   Forte    Cashmere
                                        Company,  South  Natick,  MA  (importer)
                                        since  January  1997.   Chairman   since
                                        January   1997   and,   prior   thereto,
                                        President,  Forte Cashmere Company, Inc.
                                        (importer   and   manufacturer).   Other
                                        directorships: Medusa Corporation.

Jean Gaulin                55           3,345 shares.  Director since 1996. Vice
                                        Chairman,  President and Chief Operating
                                        Officer,   Ultramar   Diamond   Shamrock
                                        Corporation,  San Antonio, TX (petroleum
                                        refining  and  marketing)   since  1996;
                                        Chairman  and Chief  Executive  Officer,
                                        Ultramar  Corporation,   Greenwich,   CT
                                        (petroleum refining and marketing) 1992 to 1996. Other directorships: Medusa
                                        Corporation,  Quebec Telephone, Ultramar
                                        Diamond Shamrock Corporation.

James L. L. Tullis         50           0 shares. Nominee for Director. Chairman
                                        and     Chief     Executive     Officer,
                                        Tullis-Dickerson & Co., Inc., Greenwich,
                                        CT (venture capital investments in the health care industry) since 1986. Other directorships: Acme United Corporation and Physician Sales & Service, Inc.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 1999

E. Thayer Bigelow, Jr.     56           15,667  shares.   Director  since  1984.
                                        Chief Executive  Officer,  Court TV, New
                                        York,  NY, an  affiliate  of Time Warner
                                        Entertainment   LP   (cable   television
                                        program  services)  since March 1, 1997.
                                        President and Chief  Executive  Officer,
                                        Time  Warner  Cable   Programming  Inc.,
                                        Stamford,   CT,  a  subsidiary  of  Time
                                        Warner     Entertainment    LP    (cable
                                        television  program  services),  1991 to
                                        1997. Other directorships: Lord Abbett &
                                        Co. Mutual Funds, Medusa Corporation.

Charles J. Queenan, Jr.    67           11,825  shares.   Director  since  1986.
                                        Senior Counsel since 1995 and prior thereto, Partner, Kirkpatrick & Lockhart
                                        LLP, Pittsburgh,  PA (attorneys at law).
                                        Other directorships:  Allegheny Teledyne
                                        Incorporated, Medusa Corporation.

Boris Yavitz                74          7,138  shares.   Director   since  1987.
                                        Principal,  Lear,  Yavitz  &  Associates
                                        LLC,    New   York,    NY    (governance
                                        consultants);   Paul  Garrett  Professor
                                        Emeritus of Public  Policy and  Business
                                        Responsibility,  Dean Emeritus, Columbia
                                        University  Graduate School of Business,
                                        New York, NY since 1993; Director & Vice
                                        Chairman,  The Institute for the Future.
                                        Other  directorships:   Israel  Discount
                                        Bank of New York, Medusa Corporation.

DIRECTORS WHOSE TERMS WILL EXPIRE IN 2000

R.S. Evans                 53           2,025,386  shares.  Director since 1979.
                                        Chairman and Chief Executive  Officer of
                                        the   Company.    Chairman   and   Chief
                                        Executive Officer of Medusa Corporation.
                                        Other directorships: Fansteel, Inc., HBD
                                        Industries, Inc., Medusa Corporation.


Dorsey R. Gardner          55           4,560 shares. Director from 1982 to 1986
                                        and   since   1989.   President,   Kelso
                                        Management  Company,  Inc.,  Boston,  MA
                                        (investment       management)      Other
                                        directorships:  Filene's Basement Corp.,
                                        Medicus     Systems    Corp.,     Medusa
                                        Corporation.

Dwright C. Minton          63           27,015  shares.   Director  since  1983.
                                        Chairman  of the Board,  Church & Dwight
                                        Co., Inc., Princeton, NJ (manufacturer of consumer and specialty products).
                                        Other  directorships:  Church  &  Dwight
                                        Co., Inc., Medusa Corporation.

(1) As determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. No director except for Mr. R.S. Evans owns more than 1% of the outstanding Common Stock of the Company. See "Beneficial Ownership of Common Stock by Directors and Management."

      The Board of Directors met 11 times during 1997. All directors attended 75% or more of the Board and Committee meetings which they were scheduled to attend.

      The Board of Directors has an Executive Committee, Audit Committee and Organization and Compensation Committee. The Company does not have a standing nominating committee. The Executive Committee, which meets when a quorum of the full Board of Directors cannot be readily obtained, did not meet in 1997. The Audit Committee met three times in 1997 with the Company's management, internal auditors and independent auditors to review matters relating to the quality of financial reporting and internal accounting controls and the nature, extend and results of their audits, and otherwise maintained communications between the auditors of the Company and the Board of Directors. The duties of the Organization and Compensation Committee include review and approval of the compensation of officers and business unit presidents, annual review of director compensation, administration of the EVA Incentive Compensation plan, Stock
Option Plan and Restricted Stock Award Plan and review and approval of significant changes or additions to the compensation policies and practices of the Company. The Organization and Compensation Committee met two times in 1997.

      The  memberships  of  committees  during 1997 were as  follows:  Executive
Committee:  E. T. Bigelow,  Jr., R. S. Evans,  D. C. Minton an B. Yavitz;  Audit
Committee: E. T. Bigelow, Jr., R. S. Forte, D. R. Gardner and D. J. Queenan, Jr. (Chairman); Organization and Compensation Committee: D. R. Gardner, J. Gaulin,
D. C. Minton and B. Yavitz (Chairman).

      Compensation of Directors. The Company's standard retainer payable to each non-employee director is $25,000 per annum. Pursuant to the Non-Employee Director Restricted Stock Plan, non-employee directors receive, in lieu of cash, shares of Common Stock of the Company (rounded to the nearest ten shares) with a market value equal to the portion of the standard annual retainer which exceeds $15,000. All directors who are not full-time employees of the Company, of which there are eight, participate in the plan. The shares are issued each year after the Company's annual meeting, are forfeitable if the director ceases to remain a director until the Company's next annual meeting, except in the case of death, disability or change in control, and may not be sold for a period of five years or such earlier date as the director leaves the Board. In April 1997 each non-employee director received 300 restricted shares of Common Stock pursuant to the plan. The Non-Employee Director Restricted Stock Plan expires on May 30, 1998. The 1998 Non-Employee Director Restricted Stock Plan was approved by shareholders at the Annual Meeting held April 20, 1998.

      Directors also receive $500 for each Board meeting attended. Non-employee members of the Executive Committee receive an annual retainer of $2,000. Members of other committees receive $500 and chairmen receive $750 for each committee meeting attended.

      The Crane Co. Retirement Plan for Non-Employee Directors provides for a benefit upon retirement at or after age 65 equal to the participant's annual retainer in effect at the time service terminates, payable for a period of time equal to the number of years the participant has served on the Board and not as an employee. After two years of service, participants are 50% vested in benefits payable, and after each full year of service thereafter, participants are vested in an additional 10%. In the event of death, disability or change in control, participants  are  automatically  100%  vested  and,  in the case of a change in control, a minimum of seven years of retirement benefits is payable. Additionally, a participant leaving the Board after a change in control would be entitled to receive, in lieu of installment payments, a lump sum cash payment such that the participant will retain, after all applicable taxes, the actuarial equivalent of the benefits payable under the plan. A former director may receive his benefits prior to age 65 on an actuarially reduced basis. The plan is unfunded and benefits thereunder are payable from the Company's general assets, either in the form of a joint and survivor annuity or, if the director so elects upon reaching age 55, in the form of a survivor annuity should the director die while in service.

      Information with respect to Executive Officers of the Company is incorporated by reference to Part I of the Form 10-K, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 11--EXECUTIVE COMPENSATION

A. SUMMARY COMPENSATION TABLE

      The following table sets forth the compensation for the Company's Chief Executive Officer and each of the four most highly paid executive officers for each of the last three completed fiscal years.

                                               ANNUAL COMPENSATION                          LONG TERM COMPENSATION
----------------------- -------- ---------- ----------------------------------------------------- ------------- ----------
                                                          OTHER      RESTRICTED   SECURITIES                 ALL(4)
                                                         ANNUAL        STOCK      UNDERLYING    LTIP (3)     OTHER
        NAME AND                  SALARY     BONUS(1)   COMPENSATION  AWARDS(2)   OPTIONS/SARS   PAYOUTS   COMPENSATION
   PRINCIPAL POSITION    YEAR       ($)       ($)          ($)        ($)          (#)          ($)           ($)
----------------------- -------- ---------- ----------- ------------ ----------- ----------- ---------- ------------------
R.S. Evans              1997     640,000    870,683     207,176      448,077       60,000     2,612,558       4,536
 Chairman and Chief     1996     640,000    660,392     194,399      757,254       45,000     1,530,258       8,782
 Executive Officer      1995     610,000    526,256     153,450    3,678,192       45,000     0               7,644
----------------------- -------- ---------- ------------ ------------ ------------- ------------ ------------- ------------
L. H. Clark             1997     400,000    417,668      65,377       58,958       35,000       565,155       7,687
 President and Chief    1996     375,000    324,243      54,614       45,518       37,500       203,722       7,687
 Operating Officer      1995     273,391    261,289      26,609       17,220       67,500       0             6,115
----------------------- -------- ---------- ------------ ------------ ------------- ------------ ------------- ------------
D.S. Smith              1997     262,500    300,022      44,486       13,476       25,000       767,258       5,476
 Vice President--       1996     255,000    224,462      40,090       12,414       22,500       404,721       5,177
 Finance & Chief        1995     240,000    179,353      31,077        6,888       30,000       0             4,927
 Financial Officer
----------------------- -------- ---------- ------------ ------------ ------------- ------------ ------------- ------------
M.L. Raithel            1997     170,800    221,379      19,835        5,054       17,000       544,714       1,329
 Controller             1996     165,000    170,345      19,863       16,552       15,000       228,866       5,435
                        1995     157,000    142,281      18,094       61,992       22,500       0             5,105
----------------------- -------- ---------- ------------ ------------ ------------- ------------ ------------- ------------
A.I. duPont             1997     190,000    144,728      13,256       5,054        20,000       0             5,595
 Vice President,        1996     180,000    104,699      25,700       4,138        22,500       0               765
 General Counsel        1995     --         --           --           --            --           --
 and Secretary
----------------------- -------- ---------- ------------ ------------ ------------- ------------ ------------- ------------

(1) Represents the amounts paid to the named executives under the Company's EVA Incentive Compensation Plan for Executive Officers (see "Report on Compensation by the Organization and Compensation Committee"). After giving effect to such payments, the named executives have credited to their accounts under such plan the following amounts, which are subject to increase or decrease in future years: R.S. Evans $1,741,366; L.H. Clark $835,336; D.S. Smith $600,044; M.L. Raithel $442,758; A.I. duPont $289,456. Under the
           program one-third of the account balance in any year will be payable to the named executive.

(2) Amounts shown are the fair market value at date of grant of shares of restricted stock awarded to the named executive officers to provide retirement benefits that would have been earned by them under the Company's qualified pension plan but for the application of certain limits imposed by the Internal Revenue Code (see "Report on Executive Compensation by the Organization and Compensation Committee of the Company"). Such shares will vest after 10 years of service or upon age 65, unless the restrictions are waived by the Committee upon early retirement.

(3) Shares of restricted stock issued under the Company's Restricted Stock Award Plan are generally subject to performance-based conditions on vesting and are classified as long-term incentive awards reportable upon grant in Section D. Long-Term Incentive Awards In Last Fiscal Year and in the column LTIP Payouts of the Summary Compensation Table upon vesting. Amounts shown in the column LTIP Payouts include a gross-up for taxes payable in respect of the compensation earned upon vesting of the restricted stock award that vested in 1996 and one of the two awards of restricted stock that vested during 1997. The shares of Common Stock under the Restricted Stock Award Plan held by each of the named executive officers and the aggregate value thereof at December 31, 1997 were as follows:


                                            RESTRICTED STOCK AWARD PLAN
                               ------------------------------------------------------

                   RESTRICTED STOCK HELD        LTIP                 AGGREGATE
                        # OF SHARES          # OF SHARES      RESTRICTED SHARES HELD      AGGREGATE VALUE

    R.S. Evans            200,950              211,772                412,722                $17,901,817
    L.H. Clark              4,150              123,031                127,181                  5,516,476
    D.S. Smith              1,150              83,490                  84,640                  3,671,260
    M.L. Rathel             3,450              33,615                  37,065                  1,607,694
    A.I. duPont               300              30,000                  30,300                  1,314,263


           The shares listed in the first column under the heading "Restricted Stock Held" are awarded to provide certain retirement benefits as described under note (2) above. The shares of restricted stock which are performance-based, listed under the heading "LTIP", may lapse upon failure to achieve the performance criteria, and so the value presented above for such shares remains at-risk to the executive. Dividends are paid on all restricted stock at the same rate as other shares of Common Stock and are reported in the column Other Annual Compensation of the Summary Compensation Table. The amount shown in such column for Mr. duPont in 1996 also includes a $20,000 bonus paid upon commencement of employment.

(4) Amounts include the Company's matching contribution for eligible employees for the purchase of Common Stock in the Company's Saving & Investment Plan (401(k)) and premiums for life insurance.

B.   OPTION GRANTS IN LAST FISCAL YEAR

           The following table shows all individual grants of stock options to the named executive officers of the Company during the fiscal year ended December 31, 1997.


          NUMBER OF SECURITIES   % OF TOTAL OPTIONS/SARS
               UNDERLYING        GRANTED TO EMPLOYEES IN    EXERCISE OR BASE                      GRANT DATE PRESENT
          OPTIONS/SARS GRANTED         FISCAL YEAR             PRICE $/(SH)                           VALUE ($)
NAME               (1)                     (1)                     (2)          EXPIRATION DATE          (3)
------------------------------  ------------------------    ------------------- ---------------  -------------------
R.S. Evans         60,000             11.21%                   33.69              4/21/2007             619,800
L.H. Clark         35,000             6.54%                    33.69              4/21/2007             361,550
D.S. Smith         25,000             4.67%                    33.69              4/21/2007             258,250
M.L. Raithel       17,000             3.18%                    33.69              4/21/2007             175,610
A.I. duPont        20,000             3.74%                    33.69              4/21/2007             206,600


(1)        No SARs were granted.

(2) The exercise price of options granted under the Company's Stock Option Plan were and may not be less than 100% of the fair market value of the shares on the date of grant. Options granted become exercisable 50% one year, 75% two years and 100% three years after grant and expire, unless exercised, 10 years after grant. If employment terminates, the optionee generally may exercise the option only to the extent it could have been exercised on the date his employment terminated and must be exercised within three months thereof. In the event employment terminates by reason of retirement, permanent disability or change in control, options become fully exercisable. The exercise price may be paid by delivery of shares owned for more than six months and income tax obligations related to exercise may be satisfied by surrender of shares received upon exercise, subject to certain conditions.

(3) The amounts shown were calculated using a Black-Scholes option pricing model which derives a value of $10.33 per share for each option granted. The estimated values assume a risk-free rate of return of 6.76% based upon the 10-year Treasury (adjusted for constant maturities) from the Federal Reserve Statistical Release H.15(519), stock price volatility of 24.98%, a dividend payout ratio of 1.48% and an option duration of 5.1 years. The actual value, if any, that an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, and so the value realized by an executive may be more or less than the value estimated by the Black-Scholes model.

C. AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                                       NUMBER OF UNDERLYING      IN-THE-MONEY OPTIONS/SARS(1)
                                                                     UNEXERCISED OPTIONS/SARS           AT FISCAL
                                                                     (1) AT FISCAL YEAR-END (#)      YEAR-END ($)(2)
                        SHARES                                      ---------------------------- ---------------------------
     NAME         ACQUIRED ON EXERCISE (#)     VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----------------------------------------- ----------------------------------------------------------------------------------
  R.S. Evans          67,5000                   1,823,850              393,750/93,750              9,850,688/1,154,213
  L.H. Clark                0                           0              124,875/70,625                2,755,515/977,650
  D.S. Smith           26,250                     460,106               89,250/43,750                2,044,796/567,350
  M.L. Raithel         36,000                     840,690               64,875/30,125                1,491,278/394,101
  A.I. duPont               0                           0               11,250/31,250                  176,175/367,375


(1)      No SARs were held at December 31, 1997.

(2) Computed based upon the difference between aggregate fair market value at December 31, 1997 and aggregate exercise price.



D. LONG-TERM INCENTIVE AWARDS IN LAST FISCAL YEAR

         The following table shows long-term incentive awards to the named executive officers during the fiscal year ended December 31, 1997.


                    NUMBER OF SHARES           PERFORMANCE OR OTHER PERIOD UNTIL
              UNITS OR OTHER RIGHTS (#)           MATURATION OR PAYOUT
              ----------------------------  ------------------------------------

R.S. Evans             50,000                 5% to 50% 10/21/99
                                              5% to 100% 4/21/2002
L.H. Clark             25,000                 5% to 50% 10/21/99
                                              5% to 100% 4/21/2002
D.S. Smith             20,000                 5% to 50% 10/21/99
                                              5% to 100% 4/21/2002
M.L. Raithel            8,000                 5% to 50% 10/21/99
                                              5% to 100% 4/21/2002
A.I. duPont            15,000                 5% to 50% 10/21/99
                                              5% to 100% 4/21/2002

         All long-term incentive awards ("LTIP shares") were made under the Company's Restricted Stock Award Plan. During the restriction period the LTIP shares are subject to forfeiture and may not be sold, transferred, assigned or pledged ("the restrictions"). The restrictions on the LTIP shares will automatically lapse in accordance with the following criteria:

                     1) If on October 21, 1999 the price of the Company's Common Stock on such date exceeds $33.69, adjusted for stock splits and similar transactions (the "Stock Price Test") and the total return on the Company's Common Stock (based on stock price appreciation with dividends reinvested in Common Stock) since April 21, 1997 exceeds the S&P 500 total return, then the restrictions will lapse on five percent of the LTIP shares for each one percent by which the Crane total return exceeds the S&P 500 total return, up to 50 percent of the LTIP shares;

                     2) If on April 21, 2002 the Stock Price Test is met and the total return on the Company's Common Stock (based on stock price appreciation with dividends reinvested in Common Stock) since October 21, 1999 exceeds the S&P 500 total return, then the restrictions will lapse on five percent of the LTIP shares for each one percent by which the Crane total return exceeds the S&P 500 total return, up to 50 percent of the LTIP shares;

                     3) If any portion thereof remains unvested by reason of the failure to satisfy sections 1 and 2 above and on April 21, 2002 the Stock Price Test is met and the total return on the Company's Common Stock (based on stock price appreciation with dividends reinvested in Company Common Stock) since April 21, 1997 exceeds the S&P 500 total return, then the restrictions will lapse on 10 percent of the LTIP shares for each one percent by which the Crane total return exceeds the S&P 500 total return, up to 100 percent of the LTIP shares; and

                     4)        Restrictions    lapse   on    death,    permanent
                               disability, normal retirement age or a change in control.

           On April 21, 1997 the average price of the Company's Common Stock was $33.69. However, except in the case of death, permanent disability, normal retirement or a change in control, recipients will realize value (other than dividends) only if the objectives stated above are achieved. Thus there is no assurance that any of the LTIP shares awarded will have value to the recipients.

E.   PERFORMANCE GRAPH

           The following performance graph compares the total return to shareholders of an investment of $100 in each of Crane Co. Common Stock, the S&P 500 Index and the Dow Jones Industrial-Diversified Index in which the Company is included as one of 18 companies from December 31, 1992 to December 31, 1997. "Total Return" means the increase in value of an investment in a security over a given period assuming reinvestment in that security of all dividends received thereon during the period.


                 COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
     AMONG CRANE CO., S&P 500 AND DOW JONES INDUSTRIAL-DIVERSIFIED INDEX(1)
                         FISCAL YEAR ENDING DECEMBER 31,

------------------ ---------- ----------- ---------- --------- ---------- --------- -------
                              1992        1993       1994      1995       1996      1997
------------------ ---------- ----------- ---------- --------- ---------- --------- -------
Crane Co.          ($)        100         108        120       169        203       307
------------------ ---------- ----------- ---------- --------- ---------- --------- -------
S&P 500            ($)        100         110        112       153        189       252
------------------ ---------- ----------- ---------- --------- ---------- --------- -------
DJ Industrial-
Diversified($)     ($)        100         122        112       147        190       249
------------------ ---------- ----------- ---------- --------- ---------- --------- -------

(1)        Peer  companies  in the Dow Jones  Industrial-Diversified  Index are:
           Aeroquip-Vickers, Allied-Signal, Cooper Industries, Danaher Corp., Dexter Corp., Dover Corp., FMC Corp., Harsco Corp., Illinois Tool Works, Ingersoll-Rand Co., National Service Industries, Parker Hannifin Corp.,PPG Industries, Raychem Corp., Stanley Works, Tenneco Inc. and Tyco International.

                        REPORT ON EXECUTIVE COMPENSATION
                      BY THE ORGANIZATION AND COMPENSATION
                            COMMITTEE OF THE COMPANY

         In 1997 the Organization and Compensation Committee of the Board of Directors of the Company (the "Committee") continued to review and, where appropriate, adjust its previously established three-pronged approach to executive officer and key employee compensation: competitive base salaries; short and medium-term cash incentive compensation linked to measurable increases in shareholder value; and long-term incentive compensation utilizing awards of restricted Common Stock and stock options the value of which is keyed to increases in shareholder returns (primarily increases in the price of the Company's Common Stock). The Committee has established targets for ownership of Company Common Stock to encourage executive officers and key employees to hold a significant portion of their net worth in the Company's Common Stock so that the future price of the Company's Common Stock will constitute a key element in their financial planning and ultimately in their net worth. In addition, the Committee continued a program using shares of restricted stock to offset significant limitations in pension benefits imposed upon certain executive officers and key employees by federal tax policies while concurrently preserving the incentive linkage between improved share performance and the recipient's ultimate return.

         A. BASE SALARIES. While the Committee believes the Company's base salaries remain sufficiently competitive to attract and retain qualified executive officers and key managers, the Committee continued to shift its compensation emphasis from base salary and bonus based on a percentage thereof to incentive compensation, the amount of and eligibility for which are based on measurable increases in shareholder value and improved stock performance as discussed below. Increases in base salaries of executive officers averaged less than 5% during 1997.

         B. SHORT AND MEDIUM-TERM  INCENTIVE  COMPENSATION--FOCUSED  ON ECONOMIC
VALUE ADDED. The Company's annual incentive compensation program utilizes the principles of economic value added ("EVA") with a three year rolling horizon. EVA* is defined as the difference between the return on total capital invested in the business and the cost of capital, multiplied by total capital employed. The Committee believes that, compared to such common performance measures as return on capital, return on equity, growth in earnings per share and growth in cash flow, EVA has the highest correlation with the creation of value for shareholders over the long term.

         The program does not involve the meeting of pre-established goals, as such. Rather, the increase or decrease in EVA for a business unit during the year, both absolutely and compared to the prior year, is the sole basis for any incentive compensation award, thereby motivating managers to focus on continuous value improvement. Awards are generally uncapped to provide maximum incentive to create value and, because awards may be positive or negative, executives can incur penalties when value is reduced.

         While particular EVA formulas are tailored to the size and unique characteristics of the business unit or units for which a specific executive is responsible, the key elements of the EVA formula applicable to any individual are the cost of capital (generally the cost of capital to the Company), the return on capital, the amount of capital employed in the business unit, the net operating profit of the unit after tax and the prior year's EVA. Thus, the EVA formula requires the executive to focus on improvement in the unit's balance sheet as well as the income statement. Awards are calculated on the basis of year end results, and award formulas utilize both a percentage of the change in EVA of a business unit from the prior year, whether positive or negative, and a percentage of the positive EVA, if any, in the current year. EVA awards are calculated for the Company as a whole for the corporate executives or where appropriate for the business unit for which the executive is responsible.

Executives receive a percentage of the measured entity's award. For executives responsible for more than one business unit, the formula is based on a percentage of the aggregate EVA, positive or negative, of the units reporting to the executive.

----------
* EVA is a registered  trademark of Stern,  Stewart &
Co.

         After the EVA award, whether positive or negative, for a particular year has been determined, it is credited to the executive's "bank account." If the executive's account is a positive number, one-third of the account balance is paid to the executive in cash annually. The remainder of the account balance represents that individual's "equity" in the account for future years. If an EVA award is negative, the amount will be deducted from the balance in the account. If the account balance is negative, the executive will receive no incentive compensation payments until the aggregate of subsequent EVA awards results in a positive account balance. Each year, the Company adds interest to a positive balance or charges interest on a negative balance at an appropriate money market rate. The account is subject to forfeiture in the event an executive leaves the Company by reason of termination or resignation. The bank account concept with the three year payout at risk gives the incentive compensation program a longer term perspective and provides participants with ownership incentives as the account balances build or decline. Although the program is formula driven, the Committee retains discretion to review and adjust its impact on business units and individuals for reasonableness and to preserve its incentivizing objectives, except that the EVA award percentages of the individuals named in the Summary Compensation Table are capped by the Committee at the beginning of the year.

         C. LONG-TERM INCENTIVE COMPENSATION--FOCUSED ON SHAREHOLDER RETURN. The Company has used its existing Stock Option Plan and Restricted Stock Award Plan as the foundation for a long-term stock-based incentive compensation program focused on shareholder return. The Committee believes that executive officers approach their responsibilities more and more like owners of the Company as their holdings of and potential to own Company Common Stock increase. This philosophy starts with the Board of Directors, whose non-employee members receive 40% of their annual retainer in Company Common Stock. To date, 9.4% of the Company's Common Stock is beneficially owned by directors, management and key employees, with the Chairman and Chief Executive Officer owning 4.4% and the other executive officers owning 2.4%. (See "Beneficial Ownership of Common Stock by Directors and Management.") The Committee has established targets for ownership of Company Common Stock by executive officers and key employees (expressed as a multiple of their base salary, ranging from a multiple of one for salaries up to $125,000 to a multiple of five for salaries above $500,000). The Committee also continued to discourage sales of stock acquired by such individuals through the vesting of restricted stock grants and option exercises.

         (i) The Stock Option Plan. The Stock Option Plan is administered by the Committee, which is authorized to grant options to key employees of the Company or any majority-owned subsidiary of the Company. Options granted become exercisable 50% one year after the grant date, 75% two years after the grant date and 100% three years after the grant date and the option price must not be less than 100% of the average fair market value on the date of grant. Options expire, unless exercised, 10 years after grant. Because the Company's Stock Option Plan requires that options be granted at no less than fair market value, a gain can only result if the Company's share price increases from the date of grant. This incentive program is, therefore, directly tied to increases in shareholder value. In 1997, the Committee granted 535,075 stock options to the officers and key employees of the Company. The Board of Directors has proposed a new 1998 Stock Option Plan, which the shareholders approved at the Annual Meeting held April 20, 1998.

         (ii) Restricted Stock Award Plan. Under the Restricted Stock Award Plan, restricted shares of the Company's Common Stock may be awarded to selected key officers and employees. The Committee administers the Plan and has the authority to select participants to determine the amount and timing of awards, restriction periods, market value thresholds and any terms and conditions applicable to grants. Since 1990 the Committee has established various performance goals for the lapse of restrictions on stock awarded under the Plan involving the achievement over 2.5 and 5 year intervals of returns for the Company's shareholders (Common Stock price appreciation plus dividends) equal to or better than certain performance benchmarks, e.g. 125% of the shareholder return of the S&P 500, 150% of such return or 17.5% compounded annually. Each award has also required that the price of the Company's Common Stock must be higher than the price on the date of grant, or the restrictions will not lapse. If the conditions are not met, the restricted stock awards are forfeited after five years, subject to the discretion of the Committee to adjust the terms of such awards. In 1997, no shares of restricted stock were forfeited because of failure to meet specified performance goals. In 1997, the Committee awarded 192,500 shares of performance-based restricted stock to officers and employees of the Company with the condition for lapse of restrictions (first used in 1995) on a sliding scale approach from 101% to 110% of the S&P 500 return. (See "Long Term Incentive Awards in Last Fiscal Year" for a description of the 1997 performance goals".) The Board of Directors has proposed to renew the Restricted Stock Award Plan, which was approved by the shareholders at the Annual Meeting held April 20, 1998.

         In 1995, the Committee adopted a program to make up the shortfall in executive officer and key employee pension benefits imposed by certain federal tax policies which limit the amount of compensation that can be considered for determining benefits under tax-qualified plans. Under this program, the Committee will grant to certain executive officers and key employees who have been impacted by such tax limitations amounts of restricted stock with a market value at the date of grant approximately equivalent to the present value of that portion of the Company's retirement benefit at normal retirement (age 65) or, in the case of the Chairman and Chief Executive Officer, at age 55 with 15 years of service in that capacity, lost by reason of the tax limitations. The Committee is of the view that the grants provide the potential to offset the tax limitations on the executive's future pension benefits, but require the recipient to look to future increases in shareholder value if that objective is to be actually achieved. On the basis of that approach, the Committee awarded the amounts of restricted stock set forth in the Summary Compensation Table, the restrictions on which will lapse after 10 years of service or upon reaching age 65, whichever is earlier, with the understanding that the Committee can waive the conditions for the lapse of restrictions in the event of a request for early retirement.

         D. COMPENSATION FOR THE CHIEF EXECUTIVE OFFICER. The Committee is of the view that the Chief Executive Officer compensation package should emphasize incentives closely linked to shareholder return through significant grants of stock options and performance-based restricted stock. After considering the strong performance of the Chief Executive Officer in 1997, the Committee determined to increase the base salary of the Chief Executive Officer to $670,000, a level which, in the judgment of the Committee, is appropriate for the chief executive officer of a corporation of the size and complexity of the Company in its industrial category. Further compensation to the Chief Executive Officer can only result from improvements in corporate performance and shareholder returns. The Chief Executive Officer's 1997 incentive compensation award of $1,212,017 under the EVA Incentive Compensation Plan for Executive Officers was calculated on the basis of the increase in the Company's EVA in 1997 plus a pre-established percentage of that EVA and credited to his "account" as provided for in the EVA Plan. The actual amount paid to the Chief Executive Officer for 1997 from his account was $870,683. The balance in the account is subject to increase or decrease depending upon EVA in subsequent years. The Chief Executive Officer was awarded 50,000 shares of performance-based restricted stock under the Restricted Stock Award Plan and 60,000 options under the Stock Option Plan which in the Committee's judgment will provide the appropriate incentive to a chief executive officer of a company the size and breadth of Crane Co. In 1997, restrictions lapsed on 30,000 shares of restricted stock at the five year interval of the Chief Executive Officer's 1992 grant (100%) and on 13,272 shares of restricted stock at the 2.5 year interval of his

1995 grant (34%). If the established performance goals for the 1997 grant are not met (see "Long Term Incentive Awards in Past Fiscal Year" above), those shares of restricted stock will be forfeited at the end of five years. The Chief Executive Officer was also granted 13,300 shares of time-based restricted stock to offset the impact of the tax limitations on his pension benefit under the Company's defined benefit pension plans. (See paragraph C above.)

           E. OMNIBUS BUDGET REVENUE RECONCILIATION ACT OF 1993. In 1993, Congress adopted the Omnibus Budget Revenue Reconciliation Act of 1993, certain provisions of which (Section 162(m) of the Internal Revenue Code) for tax years beginning after December 31, 1993 limit to $1 million per employee the deductibility of compensation paid to the executive officers required to be listed in the Company's proxy statement unless the compensation meets certain specific requirements. The EVA Incentive Compensation Plan for Executive Officers, which was approved by the shareholders at the 1994 Annual Meeting, is intended to constitute a performance-based plan meeting the criteria for continued deductibility set out in the applicable regulations. In addition, the Company believes that all stock options granted to date under the Stock Option Plan and all performance-based grants of restricted stock to date under the Restricted Stock Award Plan will meet the requirements of Section 162(m) for deductibility. The shares of time-based restricted stock granted in 1997 to offset the impact of the tax limitations on pension benefits, as described in paragraph C above, would not satisfy the criteria of Section 162(m), and accordingly compensation expense in respect of income recognized by the executive officer upon lapse of the restrictions would not be deductible to the extent that such income, together with all other compensation in such year that did not satisfy the criteria of Section 162(m), exceeded $1 million. As a matter of policy, the Committee intends to develop and administer compensation programs which will maintain deductibility under Section 162(m) for all executive compensation, except in the limited circumstance when the materiality of the deduction is in the judgment of the Committee significantly outweighed by the incentive value of the compensation.


                               Submitted by:

                               The Organization and Compensation
                               Committee of the Board of Directors of Crane Co.

                               B. Yavitz, Chairman
                               D. R. Gardner
                               J. Gaulin
                               D. C. Minton

RETIREMENT BENEFITS

         All officers of the Company, including the individuals identified in the Summary Compensation Table, are participants in the Company's pension plan for non-bargaining employees. Directors who are not employees do not participate in the plan. Eligibility for retirement benefits is subject to certain vesting requirements, which include completion of five years of service where employment is terminated prior to normal or other retirement or death, as determined by applicable law and the plan. Benefit accruals continue for years of service after age 65.

         The annual pension benefits payable under the pension plan are equal to 1-2/3% per year of service of the participant's average annual compensation during the five highest compensated consecutive years of the 10 years of service immediately preceding retirement less 1-2/3% per year of service of the participant's Social Security benefit, up to a maximum deduction of 50% of the Social Security benefit. Compensation for purposes of the pension plan is defined as total W-2 compensation less (i) the imputed income value of group life insurance and auto allowance, (ii) income derived from participation in the Restricted Stock Award Plan and (iii) on or after January 1, 1993, income derived from the Stock Option Plan and a former stock appreciation rights plan. In general, such covered compensation for any year would be equivalent to the sum of the salary set forth in the Summary Compensation Table for such years plus the bonus shown in the Table for the immediately preceding year.

         The table below sets forth the estimated annual benefit payable on retirement at normal retirement age (age 65) under the Company's pension plan based on benefit accruals through December 31, 1997 for specified salary and years of service classifications, and assumes benefits to be paid in the form of a single life annuity. The amounts have not been reduced by the Social Security offset referred to above.



                               PENSION PLAN TABLE

AVERAGE ANNUAL
 COMPENSATION                        YEARS OF SERVICE
                   -------------------------------------------------------------

                     10           20          25            30          35
   $150,000       $25,005      $50,010      $62,513       $75,015     $87,518
   $175,000        29,173       58,345       72,931        87,518     102,104
   $200,000        33,340       66,680       83,350       100,020     116,690
   $225,000        37,508       75,015       93,769       112,523     131,276*
   $235,000        39,175       78,349       97,936       117,524     136,111*
   $250,000**      41,675       83,350      104,188       125,025     145,863


* Effective January 1, 1996, the actual retirement benefit at normal retirement date payable pursuant to Section 235(a) of the Tax Equity and Fiscal Responsibility Act of 1982 (and subsequent to 1986 at the age at which unreduced Social Security benefits may commence pursuant to the Tax Reform Act of 1986) may not exceed the lesser of $120,000 or 100% of the officer's average compensation during his highest three consecutive calendar years of earnings (the "Tax Act Limitation"). The Tax Act Limitation may be adjusted annually for changes in the cost of living. The 1998 limit is $130,000. The dollar limit is subject to further reduction to the extent that a participant has fewer than 10 years of service with the Company or 10 years of participation in the defined benefit plan.

** Between January 1, 1989 and December 31, 1993, for the purpose of determining benefit accruals and benefit limitations under the pension plan for all plan years beginning in 1989, a participant's compensation is deemed to be limited to $200,000 indexed for inflation ($235,840 for 1993) ("Limitation"). As a result of the Limitation, the covered compensation under the Company's pension plan for each of Messrs. Evans, Clark, Smith, Raithel and duPont (who have 24, 7, 6, 27 and 2 years of service credit, respectively) was limited to $235,840 in 1993. However, in no event will the Limitation reduce any participant's accrued benefit below his accrued benefit as of December 31, 1988. Commencing January 1, 1994, the compensation limit was further reduced to $150,000 indexed for inflation in future years ("OBRA '93 Limitation"). As a result of the OBRA '93 Limitation, the covered compensation under the Company's pension plan for the foregoing individuals for the years 1994 through 1996 was limited to $150,000, and was increased to $160,000 for 1997 and 1998. In no event will the OBRA '93 Limitation reduce any participant's accrued benefit as of December 31, 1993.

OTHER AGREEMENTS AND INFORMATION

         The Company has entered into indemnification agreements with R.S. Evans, each other director of the Company, Messrs. Clark, Smith, Raithel and duPont and the four other executive officers of the Company, the form of which was approved by the shareholders of the Company at the 1987 Annual Meeting. The Indemnification Agreements require the Company to indemnify the officers or directors to the full extent permitted by law against any and all expenses (including advances thereof), judgments, fines, penalties and amounts paid in settlement incurred in connection with any claim against such person arising out of the fact that he was a director, officer, employee, trustee, agent or fiduciary of the Company or was serving as such for another entity at the request of the Company, and to maintain directors and officers liability insurance coverage or to the full extent permitted by law to indemnify such person for the lack thereof.

         Each of the individuals named in the Summary Compensation Table (and certain other executive officers) has an agreement which, in the event of a change in control of the Company, provides for the continuation of the employee's then current base salary, bonus plan and benefits for the three year period following the change in control. Upon termination within three years after a change in control, by the Company without cause or by the employee with "Good Reason" (as defined in the agreement), the employee is immediately entitled to a proportionate amount of the greater of the last year's bonus or the average bonus paid in the three prior years, three times the sum of his annual salary and the greater of the last year's bonus or the average of the last three years' bonuses, and all accrued deferred compensation and vacation pay, and employee benefits, medical coverage and other benefits also continue for three years after termination. "Good Reason" under the agreements includes, among other things, any action by the Company which results in a diminution in the position, authority, duties or responsibilities of the employee. The agreements also provide that the employee may terminate his employment for any reason during the 30 day period immediately following the first year after the change of control, which shall be deemed "Good Reason" under the agreement. If it is determined that any economic benefit or payment or distribution by the Company to the individual, pursuant to the agreement or otherwise (including, but not limited to, any economic benefit received by the employee by reason of the acceleration of rights under the various options and restricted stock plans of the Company) ("Payment"), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the agreements provide that the Company shall make additional cash payments to the employee such that after payment of all taxes including any excise tax imposed on such payments, the employee will retain an amount equal to the excise tax on all the Payments. The agreements are for a three-year period, but are automatically renewed annually for a three-year period unless the Company gives notice that the period shall not be extended.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the Organization and Compensation Committee is or has ever been an employee of the Company and no executive officer of the Company has served as a director or member of a compensation committee of another company of which any member of the Committee is an executive officer.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         For the fiscal year ended December 31, 1997, (i) Mr. Richard S. Forte, a director of the Company, filed one late Form 4 report with respect to one transaction, and (ii) Mr. Anthony D. Pantaleoni, an executive officer of the Company, filed a Form 4 report that did not include one reportable transaction, although an amended Form 4 including the required information was filed on February 10, 1998.


ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      BENEFICIAL OWNERSHIP OF COMMON STOCK
                           BY DIRECTORS AND MANAGEMENT

         To focus management attention on growth in shareholder value, the Company believes that officers and key employees should have a significant equity stake in the Company. It therefore encourages its officers and key employees to increase their ownership of and to hold Common Stock through the Stock Option, Restricted Stock Award and Savings and Investment Plans. Directors also receive 40% of their annual retainer in restricted stock issued under the Non-Employee Director Restricted Stock Plan. The beneficial ownership of Common Stock by the non-employee directors as a group (see Item 10 for individual holdings), the executive officers named in the Summary Compensation Table and all directors and executive officers of the Company as a group as of February 27, 1998 is as follows:

-------------------------------------------------------------------------------------------------- -------------------
                                     SHARES UNDER    STOCK OPTIONS   SHARES IN      TOTAL SHARES     % OF SHARES
                                   RESTRICTED STOCK   EXERCISABLE    COMPANY SAVING   BENEFICIALLY  OUTSTANDING AS OF
                      SHARES OWNED     PLAN (1)      WITHIN 60 DAYS  PLAN (401 (k))       OWNED        2/27/98 (2)
-------------------------------------------------------------------------------------------------- -------------------
Non-Employee
Directors and
Nominees as a Group
(9 persons) (3)          81,057          2,400              --             --          83,457          0.18%
-------------------------------------------------------------------------------------------------------------------
R.S. Evans            1,183,456(4)     412,722          423,750         5,458       2,025,386          4.40%
-------------------------------------------------------------------------------------------------------------------
L.H. Clark               11,019        127,181          142,375         1,267         281,842          0.62%
-------------------------------------------------------------------------------------------------------------------
D.S. Smith               25,000         84,640          101,750         1,294         212,684          0.47%
-------------------------------------------------------------------------------------------------------------------
M.L. Raithel            114,841         37,065           73,375         2,457         227,738          0.50%
-------------------------------------------------------------------------------------------------------------------
A.I. duPont                 150         30,300           21,250           176          51,876          0.11%
-------------------------------------------------------------------------------------------------------------------
Other Executive
Officers (4 persons)    122,209         58,990          137,812        10,414         329,425          0.72%
-------------------------------------------------------------------------------------------------------------------
Sub-Total--Directors
and Executive
Officers as a Group
(18 persons)          1,537,732         753,298         900,312        21,066      3,212,408         6.91%
-------------------------------------------------------------------------------------------------------------------
Key Employees (119
persons)                 99,979         175,138         652,585       113,395      1,041,097         2.25%
-------------------------------------------------------------------------------------------------------------------
Total                 1,637,711         928,436       1,552,897       134,461      4,253,505         9.02%
-------------------------------------------------------------------------------------------------------------------

(1) Subject to forfeiture if established performance and/or service conditions are not met.

(2) As determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Does not include 5,185,611 shares of Common Stock owned by The Crane Fund (see "Principal Shareholders of the Company"); nor 340,314 shares of Common Stock owned by the Crane Fund for Widows and Children; nor an aggregate of 455,811 shares of Common Stock held by trusts for the pension plans of the Company and certain of its subsidiaries which shares may be voted or disposed of in the discretion of the trustees unless the sponsor of a particular plan directs otherwise. Mr. duPont, Mr. Raithel, Mr. Smith and two other executive officers are trustees of The Crane Fund and the Crane Fund for Widows and Children. None of the directors or trustees has any direct beneficial interest in, and all disclaim beneficial ownership of, the shares held by the trusts. In addition, as of February 27, 1998, 4,955 other employees of the Company held 1,316,031 shares of Common Stock in the Crane Co. Savings and Investment Plan, 462 shares of Common Stock in the Mark Controls 401(k) Savings Plan, and 94,072 shares of Common Stock in the ELDEC Corporation Deferred Income Plan and Trust, resulting in a total of 5,664,070 shares of Common Stock beneficially owned by directors, officers and employees, or 12.01% of the outstanding shares as of February 27, 1998.

(3) This group includes, in addition to the directors listed under "Election of Directors", Mr. Mone Anathan III, a current director of the Company who is not standing for reelection when his term expires at the Annual Meeting. Mr. Anathan beneficially owns 3,157 shares of Common Stock, including 300 shares under the Non-Employee Director Restricted Stock Plan.

(4) Includes 480 shares owned by Mr. Evans' spouse.


                      PRINCIPAL SHAREHOLDERS OF THE COMPANY

           The following table sets forth the ownership by each person who owned of record or was known by the Company to own beneficially more than 5% of its Common Shares on February 27, 1998.



                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL            OF BENEFICIAL
TITLE OF CLASS         OWNER                  OWNERSHIP        PERCENT OF CLASS
--------------         -----                  ---------        ----------------

Common Stock      The Crane Fund (1)
                  100 First Stamford Place
Common Stock      Stamford, CT  06902         5,185,611(1)         11.4%


(1) The Crane Fund is a charitable trust managed by trustees appointed by the Board of Directors of the Company. The incumbent trustees are: G.A. Dickoff, A.I. duPont, R.B. Phillips, M.L. Raithel and D.S. Smith, all of whom are executive officers of the Company. Pursuant to the trust instrument, the shares held by the trust shall be voted by the trustees as directed by the Board of Directors, the distribution of the income of the trust for its charitable purposes is subject to the control of the Board of Directors and the shares may be sold by the trustees only upon the direction of the Board of Directors. None of the directors or the trustees has any direct beneficial interest in, and all disclaim beneficial ownership of, shares held by The Crane Fund.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      TRANSACTIONS

      The law firm of Kirkpatrick & Lockhart LLP, of which Mr. Queenan is senior counsel, furnished legal services to the Company in 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              CRANE CO.
                                                     ---------------------------
                                                             (Registrant)

                                                 By /s/ Augustus I. duPont
                                                 -------------------------------
                                                        Augustus I. duPont
                                                 Vice President, General Counsel
                                                    and Secretary
                                                 Date May 29, 1998