Form 10-Q
period 1998-06-30
CRANE CO /DE/
filed 1998-08-13
CIK 25445

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1998

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1998:

          Common stock, $1.00 Par Value - 45,840,929 shares

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
                  Consolidated Statements of Income
              (In Thousands, Except Per Share Amounts)
                             (Unaudited)


                                   Three Months Ended     Six Months
Ended
                                     June 30,               June 30,
                                   1998          1997           1998
1997
Net Sales                       $  563,399 $   518,763 $           $
                                                   1,090,217   986,096

Operating Costs and Expenses:
  Cost of sales                    403,838     375,794
                                                   783,828     713,954
  Selling, general and
     Administrative                 83,054      77,902
                                                   163,227     152,716
  Depreciation & amortization       14,238      13,815
                                                   28,519      27,179
                                   501,130     467,511
                                                   975,574     893,849

Operating Profit                    62,269      51,252
                                                   114,643     92,247

Other Income (Expense):
  Interest income                      831         388
                                                   1,375       1,080
  Interest expense
                                (6,334)    (5,986)   (12,274)    (11,943)
  Miscellaneous - net                              216
                                (136)               (214)       232

                                (5,639)    (5,382)   (11,113)    (10,631)

Income Before Taxes                 56,630      45,870
                                                   103,530     81,616

Provision for Income Taxes          20,073      16,648
                                                   37,074      29,749

Net Income                      $  36,557 $    29,222 $           $
                                                   66,456      51,867


Net Income Per Share:
     Basic                      $     .80  $      .64  $     1.46  $      1.14
     Diluted                          .79         .63        1.44         1.12
Average      Basic       Shares    45,701      45,767      45,646       45,678
Outstanding
Average     Diluted      Shares    46,378      46,307      46,288       46,179
Outstanding
Dividends Per Share             $    .125  $     .125  $      .25  $       .25





           See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1.  Financial Statements

                     Crane Co. and Subsidiaries
           Consolidated Statements of Comprehensive Income
                           (In Thousands)
                             (Unaudited)

                                  Three Months       Six Months
                               Ended                    Ended
                                    June 30,          June 30,
                                 1998      1997    1998     1997
Net Income                        $  36,557   $  29,222  $         $  51,867
                                                     66,456
Other comprehensive income, net
of tax-
Foreign currency translation         (4,399)                          (5,245)
adjustments                                  (1,068)  (4,291
                                                     )
Comprehensive Income              $  32,158   $  28,154  $         $  46,622
                                                     62,165






           See Notes to Consolidated Financial Statements
























Part I - Financial Information

Item 1. Financial Statements

                     Crane Co. and Subsidiaries
                    Consolidated Balance Sheets
                             Unaudited
              (In Thousands, Except Per Share Amounts)


                                           June 30,       December 31,
                                       1998     1997          1997

Assets
Current Assets:

  Cash and cash equivalents     $   49,921 $    8,254  $    6,982

  Accounts receivable                         266,326     272,262
                                 296,208

  Inventories
  Finished goods                   121,442    119,491     113,496
  Finished parts and
    Subassemblies                   51,577     36,910      46,351
  Work in process                   48,157     48,606      51,345
  Raw materials                     81,679     68,147      79,892
                                   302,855    273,154     291,084

  Other current assets              36,087     33,217      37,425

    Total Current Assets           685,071    580,951     607,753

Property, Plant and Equipment:
  Cost                             605,310    572,075     582,704
         Less       accumulated    324,458    306,798     308,947
depreciation
                                   280,852    265,277     273,757

Other Assets                        54,622     54,510      55,114

Intangibles                         49,911     53,312      51,907
Cost in excess of net assets
   Acquired                        223,262    214,748     220,563
                                $1,293,718 $1,168,798  $1,209,094

           See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

                                           June 30,           December 31,
                                         1998        1997         1997


Liabilities and Shareholders' Equity
Current Liabilities
 Current maturities of long-term debt  $       861  $     1,106  $       992
 Loans payable                              17,357       28,964       30,240
 Accounts payable                          138,575      124,222      122,616
 Accrued liabilities                       129,061      111,575      128,794
 U.S. and foreign taxes on income           16,477       10,160       13,170
    Total Current Liabilities              302,331      276,027      295,812

Long-Term Debt                             287,301      267,363      260,716

Deferred Income Taxes                       46,739       55,262       46,007

Other Liabilities                           25,608       25,365       25,618

Accrued Postretirement Benefits             40,841       42,908       41,838

Accrued Pension Liability                    6,432        6,205        6,559

Preferred Shares, Par Value $.01
 Authorized - 5,000 Shares                    -            -            -

Common Shareholders' Equity:
   Common   shares,par   value   $1.00      45,687       45,832       45,542
80,000,000      Shares     Authorized,
45,686,719 shares outstanding
 Capital surplus                            22,887       31,368       19,951
 Retained earnings                         536,733      431,080      483,601
 Accumulated other comprehensive
   income                                  (20,841)     (12,612)     (16,550)
    Total Common Shareholders' Equity      584,466      495,668      532,544
                                       $ 1,293,718  $ 1,168,798  $
                                                               1,209,094






           See Notes to Consolidated Financial Statements


Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                     Crane Co. and Subsidiaries
               Consolidated Statements of Cash Flows
                           (In Thousands)
                            (Unaudited)
                                                     Six Months Ended
                                                          June 30,
                                                       1998      1997
Cash flows from Operating activities:
   Net income                                        $  66,456   $  51,867
   Depreciation                                         18,796      18,415
   Amortization                                          9,723       8,764
   Deferred taxes                                          (60)       (478)
   Cash used for operating working capital             (15,913)    (19,047)
   Other                                                (1,346)       (713)
Total provided from operating activities                77,656      58,808
Cash flows from Investing activities:
   Capital expenditures                                (22,877)    (21,703)
   Payments for acquisitions                           (17,640)    (24,057)
   Proceeds from divestitures                            4,276        -
   Proceeds from disposition of capital assets             824         857
Total used for investing activities                    (35,417)    (44,903)
Cash flows from Financing activities:
   Equity:
     Dividends paid                                    (11,423)    (11,428)
     Reacquisition of shares                            (3,884)     (8,056)
     Stock options exercised                             2,764       4,049
       Net Equity                                      (12,543)    (15,435)
   Debt:
     Proceeds from issuance of long-term debt           22,580         -
     Repayments of long-term debt                       (1,030)     (3,102)
     Net increase (decrease) in short-term debt         (8,112)      2,070
       Net Debt                                         13,438      (1,032)
Total provided from financing activities                   895     (16,467)
Effect of exchange rate on cash and cash equivalents      (195)       (763)
Increase (decrease) in cash and cash equivalents        42,939      (3,325)
Cash and cash equivalents at beginning of period         6,982      11,579
Cash and cash equivalents at end of period           $  49,921   $   8,254
Detail  of  Cash (Used for) Provided from  Operating
Working Capital(net of effects of acquisitions):
   Accounts receivable                               $ (21,479)  $ (31,435)
   Inventories                                          (9,500)     (5,119)
   Other current assets                                 (1,548)        763
   Accounts payable                                     14,839      19,108
   Accrued liabilities                                  (1,553)     (5,627)
   U.S. and foreign taxes on income                      3,328       3,263
     Total                                           $ (15,913)  $ (19,047)

Supplemental disclosure of cash flow information:
     Interest paid                                   $  11,864   $  11,227
     Income taxes paid                                  30,202      24,460
           See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)

        Notes to Consolidated Financial Statements (Unaudited)

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

2.  Sales and operating profit by segment are as follows:

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                           1998        1997       1998         1997
(In thousands)

  Net Sales:
Fluid Handling           $  113,056  $  102,158  $    231,098   $    190,273
Aerospace                   100,447      85,118       194,952        167,012
Engineered Materials         64,132      58,604       125,381        114,976
Crane Controls               35,218      33,576        70,220         65,329
Merchandising Systems        49,829      50,358        96,013         92,824
Wholesale Distribution      200,882     188,241       373,330        355,142
Other                         3,670       3,442         6,876          6,396
Intersegment Elimination     (3,835)                   (7,653)        (5,856)
                                      (2,734)
     Total               $  563,399  $  518,763  $  1,090,217   $    986,096

  Operating Profit (Loss):
Fluid Handling           $    6,771   $   7,438 $    15,723  $     13,527
Aerospace                    31,261      21,895      56,532        41,693
Engineered Materials          9,694       7,582      17,245        14,696
Crane Controls                2,995       3,278       5,977         5,207
Merchandising Systems         9,675      10,127      18,411        17,868
Wholesale Distribution        7,701       6,470      12,129         9,853
Other                           157         207                       523
                                                (226)
Corporate                    (5,936)
                                      (5,890)   (11,136)     (11,273)
Intersegment                    (49)        145                       153
Elimination                                     (12)
     Total               $   62,269   $  51,252 $   114,643  $     92,247




Part I - Financial Information (Cont'd.)

              Notes to Consolidated Financial Statements

3.  Reclassifications
    Certain prior year amounts have been reclassified to conform with the 1998 presentation.

4.  Inventories
    Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $48.0 million at June 30, 1998, $51.8 million at June 30, 1997, and $46.6 million at December 31, 1997.

5.  Intangibles
    Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range form five to twenty years. Accumulated amortization was $20.5 million at June 30, 1998, $16.7 million at June 30, 1997 and $18.5 million at December 31, 1997

6.  Cost in Excess of Net Assets Acquired
    Cost in excess of net assets acquired is amortized on a straight-
    line  basis  principally  over a 15 to  40  years.   Accumulated
    amortization was $42.1 million at June 30, 1998, $32.6 million at June 30, 1997 and $37.4 million at December 31, 1997.

7. Disclosure of Accumulated Other Comprehensive Income Balances The company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" on January 1, 1998. Comprehensive Income is the change in equity of a business enterprise during a period from transactions and other events and circumstances, from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and dispositions to owners. Activity for the period is as follows:

                                Foreign     Accumulated
                               Currency        Other
                                 Items     Comprehensive
                                               Income
January 1, 1998              $(16,550)     $(16,550)
Current period change             108           108
March 31, 1998                (16,442)      (16,442)
Current period change          (4,399)       (4,399)
June 30, 1998                $(20,841)     $(20,841)


Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended June 30, 1998 and 1997

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the
Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission

Results From Operations:

Second Quarter of 1998 Compared to Second Quarter of 1997:

Net income for the quarter ended June 30, 1998 set a second quarter record, rising 25% to $36.6 million, or $.79 per diluted share outstanding, from the $29.2 million or $.63 per diluted share reported for the 1997 second quarter. Operating profit for the second quarter increased 21% to $62.3 million on a sales increase of 9% to $563.4 million. Operating margins for the quarter improved to 11.1% of sales from 9.9% in 1997. Cash flow (net income plus depreciation and amortization) per diluted share increased 18% for the quarter to $1.10 per diluted share.

Fluid Handling sales rose 11% to $113.1 million from the prior year. Sales increases from the acquisition of Stockham Valves in late 1997 and Environmental Products in 1998 were partially offset by weakness in cast steel valve demand, lower revenues at Crane Nuclear, and a delay in water treatment project orders at Cochrane. These factors and delays in integrating the Stockham bronze and iron valve business resulted in the operating profit decrease of 9% from 1997 and the operating margin of 6.0%. Operating margins for quarter turn valves nuclear valves and the pump business remained strong. Backlog increased by $20 million over 1997 primarily as a result of the Stockham acquisition in December 1997.

Aerospace sales increased $15.3 million or 18% in the quarter with all businesses benefiting from strong demand from the airline industry. Operating profit increased 43% as Hydro-Aire and ELDEC benefited from higher aircraft production and higher aftermarket shipments as a result of airline utilization rates. Interpoint also achieved higher sales and significantly improved operating margins. Lear Romec results were impacted by a 17 day strike in May. Aerospace operating margins improved to 31.1% compared to 25.7% in the second quarter of 1997. Order backlog totaled $308 million, an increase of $11 million from year-end and up $18 million from the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended June 30, 1998 and 1997

Engineered Materials sales increased $5.5 million or 9% while operating profit increased $2.1 million or 28%. Kemlite and Cor Tec posted increases in sales of 12% and 43%, respectively, due to strong market demand and high market share. Resistoflex sales and operating profit increased slightly from the second quarter of 1997 despite weak domestic project orders. In June, Kemlite started production on its new wide panel line in Jonesboro, AR, effectively doubling its capacity to serve the recreational vehicle market where it is the industry leader. 1998 backlog increased $5 million (20%) over 1997, with all units except Crane Plumbing showing strong gains.

Crane Controls sales were up 5% as Azonix's continued penetration of the hazardous environment market and a sales increase of 4% at Barksdale offset weaker sales performance at Powers Process, Dynalco and Ferguson. The resultant margin improvement at Azonix was insufficient to offset the unfavorable operating profit comparisons in the other businesses.

Merchandising Systems sales and operating profit declined but operating margins remained strong at 19.4% of sales. National Vendors shipments were up slightly from the second quarter of 1997, but operating margins declined as National Vendors incurred unusually high legal and warranty costs in the quarter which exceeded the prior year level by $.8 million. NRI's sales were off slightly in dollar terms due to a weak German currency, but operating profit and margins improved as a result of productivity gains and material cost reductions. The order backlog increased to $19 million, up 16% from the prior year level.

Wholesale Distribution operating profit increased to $7.7 million or 19% on a sales increase of $12.6 million or 7%. Huttig increased sales by 13% and operating profit by 17%. Crane Supply's operating profit increased 21% on a sales increase of 6%. These gains more than offset the revenue loss from the sale of Valve Systems and Controls in the fourth quarter of 1997.

In the first week of July, the company purchased Consolidated Lumber, a wholesale distributor of lumber and millwork products with 1997 sales of $70 million, for $41 million. Consolidated Lumber will be integrated with Huttig.

On August 7, 1998 the company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass reinforced panels for construction and building product applications, for approximately $120 million. Sequentia, with 1997 sales of $80 million, has manufacturing facilities in Grand Junction, TN and Houston, TX and will be integrated with Kemlite.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
              Three Months Ended June 30, 1998 and 1997

On August 12, 1998 the company announced a merger agreement with Liberty Technologies (publicly listed NASDAQ: LIBT), providing for a cash offer of $3.50 for all 5,013,233 shares outstanding. The offer is conditioned upon, among other things, there being tendered and not withdrawn at least a majority of the outstanding shares. Liberty, which had sales of $8.4 million in the first six months of 1998, provides valve, motor, engine and compressor condition monitoring products and related services to customers in the nuclear power generation and industrial process markets worldwide.


Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
               Six Months Ended June 30, 1998 and 1997

Six  Months  Ended  June  30,  1998 Compared  to  Six  Months  Ended
June 30, 1997

For the six months ended June 30, 1998, net income increased 28% to $66.5 million, or $1.44 per diluted share, from the $51.9 million, or $1.12 per diluted share, in the comparable 1997 period. Operating profit for the six months increased 24% to $114.6 million on a sales increase of 11% to $1.1 billion.

Fluid Handling sales rose 22% to $231.1 million from the prior year. The sales increase was due to the acquisition of Stockham Valves in late 1997, Environmental Products in 1998 and higher quarter turn valve and pump shipments. Operating profit increased 16% from 1997 on the higher revenues. Operating margin declined to 6.8% of sales compared to 7.1% in 1997 due principally to lower margins on cast steel valves. Backlog increased by $20 million over 1997 primarily as a result of the Stockham acquisition in December 1997.

Aerospace sales increased $27.9 million or 17% with all businesses benefiting from higher aircraft production and aftermarket shipments as a result of airline utilization rates. Lear Romec results were negatively effected by a 17 day strike in May. Aerospace operating margins improved to 29.0% compared to 25.0% in 1997. Order backlog totaled $308 million, an increase of $11 million from year-end and up $18 million from the prior year.

Engineered Materials sales increased $10.4 million or 9% while operating profit increased $2.5 million or 17%. Kemlite and Cor Tec posted increases in sales of 18% and 33%, respectively, due to strong market demand and high market share. Resistoflex sales and operating profit decreased due to weak U.S. and Asian project orders. Operating margins improved to 13.8% of sales in 1998 compared to 12.8% in 1997. 1998 backlog increased $5 million (20%) over 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations
               Six Months Ended June 30, 1998 and 1997

Crane Controls sales were up $4.9 million or 8% while operating profit increased 15% and operating profit margins improved to 8.5% versus 8.0% in 1997. The improvement was primarily due to Azonix, which continued its penetration of the hazardous environment market.

Merchandising Systems sales and operating profit increased 3%. The increases were due to higher vending merchandiser distribution sales and market share gain in the U.K. at National Vendors. This was partially offset by weaker coin validator revenues at NRI, where sales and operating profit were lower in dollar terms due to the weak German currency and customer order delays. Operating margins of 19.2% equaled the prior year level. The order backlog increased to $19 million, up 16% from the prior year level.

Wholesale Distribution operating profit increased to $12.1 million or 23% on a sales increase of $18.2 million or 5%. The acquisitions of Mallco in July 1997 and Number One Supply in June, 1998 helped Huttig increase sales by 12% and operating profit by 28%. Crane Supply's operating profit increased 12% on a sales increase of 4%. These gains more than offset the revenue loss from the sale of Valve Systems and Controls in the fourth quarter of 1997. Operating margins improved to 3.2% of sales versus 2.8% in 1997.

Net interest expense for the quarter and six months ended June 30, 1998 was in line with the prior year's quarter and six months.

The effective tax rate decreased to 35.8% for the six months ended June 30, 1998 as opposed to 36.4% at June 30, 1997.

Liquidity and Capital Resources:
During the six months of 1998 the company generated $77.7 million of cash from operating activities, compared to $58.8 million in 1997.

Net debt totaled 30.4 percent of capital at June 30, 1998 compared to 36.8% in 1997. The current ratio was 2.3 with working capital totaling $382.7 million at June 30, 1998 compared to $304.9 million at June 30, 1997. The company had unused credit lines of $426 million at June 30, 1998.

During the second quarter, Moody's Investor Service raised their debt rating on the company's senior unsecured debt to Baa1 from Baa2.

Part II - Other Information

Item 1.     Legal Proceedings

     Neither the company, nor any subsidiary of the company has become a party to, nor has any of their property become the subject of any material legal proceedings, other than ordinary routine litigation incidental to their businesses.
     The following proceeding is not considered by the company to be material to its business or financial condition and is reported herein because of the requirements of the Securities and Exchange Commission with respect to the descriptions of administrative or judicial proceedings by governmental authorities arising under federal, state or local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment.
     In a letter dated October 15, 1992 the office of the Attorney General of the State of Ohio advised Cor Tec, a division of Dyrotech Industries, Inc. which is a subsidiary of the company, that Cor Tec's plant facility in Washington Court House, Ohio, had operated numerous air contaminant sources in its manufacturing process which emitted air pollutants for an extended period of time without the required state permits and in some instances in amounts exceeding the limits allegedly allowed under applicable rules. The Ohio Attorney General's office also alleged that certain contaminant sources at the Cor Tec facility were installed without obtaining permits to install. The main air contaminant in question is styrene, a volatile organic compound that is alleged to be a carcinogen. On March 4, 1993 the Attorney General's office representing the Ohio EPA, proposed that Cor Tec and the company sign a Consent Decree which would include general injunctive relief and civil penalties in the amount of $4.6 million which Cor Tec refused to do. On February 21, 1997, the Attorney General's office on behalf of the Ohio EPA commenced a civil action against Cor Tec in the Court of Common Pleas, Fayette County, Ohio (the "Fayette County Action") alleging among other things, failure to obtain various permits to install and operate sources of contaminants and also alleging violation of air emission standards, for the period 1974 to 1993. Penalties for $25,000 per day for each day of violation were demanded in the Complaint.
     On June 10, 1998 Cortec and the Company signed a Consent Decree which dismissed the Fayette County Action. Pursuant to the Consent Decree, Cortec agreed to pay a total of $350,000 to the State of Ohio as a civil penalty to settle the Action, without admitting or denying liability. As part of the overall settlement, the Agency agreed to review an application from CorTec for a facility-specific rule or other modifications of CorTec's permit conditions to allow greater flexibility in future operations.

Item 6.   Exhibits and Reports on Form 8-K

        11.Computation  of  earnings  per  share   for   the
        quarters June 30, 1998 and 1997.

        27.Article 5 of Regulation S-X Financial Data Schedule for the second quarter.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               CRANE CO.
                                              REGISTRANT



Date August 13, 1998                   By /s/       D.S. Smith
                                           D.S. SMITH
                                     Vice President-Finance
                                     and Chief Financial Officer





Date August 13, 1998                   By /s/       M.L. Raithel
                                           M.L. RAITHEL
                                            Controller

                     Crane Co. and Subsidiaries
                      Exhibit 11 to Form 10-Q
             Computation of Net Income per Common Share
         Three and Six Months Ended June 30, 1998 and 1997
              (In Thousands, Except Per Share Amounts)

                                     Three Months          Six Months
                                   Ended                Ended
                                        June 30,             June 30,
                                     1998       1997      1998     1997



 Basic Net Income Per Share:

   Net income                      $  36,557   $  29,222   $  66,456  $  51,867

       Average    basic     shares    45,701       45,767      45,646     45,678
 outstanding

   Basic Net Income per share      $     .80   $     .64   $    1.46  $    1.14


 Diluted Net Income Per Share:

   Net income                      $  36,557   $  29,222   $  66,456  $  51,867


       Average    basic     shares    45,701       45,767      45,646     45,678
 outstanding


    Add  diluted effect  of  stock       677          540         642        501
 options


      Average    diluted    shares    46,378       46,307      46,288     46,179
 outstanding

   Diluted Net Income per share    $     .79   $     .63   $    1.44  $    1.12
