Form 10-Q
period 1998-09-30
CRANE CO /DE/
filed 1998-11-13
CIK 25445

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended       September 30, 1998

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

                 Yes    X           No

The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1998:

                     Common stock, $1.00 Par Value - 68,624,818 shares

Part I - Financial Information

Item 1.  Financial Statements


                           Crane Co. and Subsidiaries
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,

                                           1998        1997            1998         1997
                                           ----        ----            ----         ----
Net Sales                                $595,438    $534,818      $1,685,655    $1,520,915

Operating Costs and Expenses:

  Cost of Sales                           426,946     391,023       1,210,772     1,104,977
  Selling, general and
    Administrative                         89,439      75,351         252,666       228,072
  Depreciation and amortization            15,816      14,175          44,335        41,351
                                          -------     -------       ---------     ---------
                                          532,201     480,549       1,507,773     1,374,400

Operating Profit                           63,237      54,269         177,882       146,515

Other Income (Expense):

  Interest income                             477         729           1,851         1,809
  Interest expense                         (7,182)     (6,046)        (19,456)      (17,989)
  Miscellaneous - net                         (14)        (56)           (228)          177
                                           -------     -------        --------      --------
                                           (6,719)     (5,373)        (17,833)      (16,003)

Income Before Taxes                        56,518      48,896         160,049       130,512

Provision for Income Taxes                 19,743      17,496          56,817        47,244
                                         ---------   ---------     -----------   -----------
Net Income                               $ 36,775    $ 31,400      $  103,232    $   83,268
                                         =========   =========     ===========   ===========

Net Income Per Share:

    Basic                                    $.54        $.46           $1.51         $1.21
    Diluted                                   .53         .45            1.49          1.20
Average Basic Shares Outstanding           68,670      68,844          68,543        68,619
Average Diluted Shares Outstanding         69,407      69,737          69,415        69,416
Dividends Per Share                          $.10        $.08            $.27          $.25


               See Notes to Consolidated Financial Statements


Part I - Financial Information

Item 1.  Financial Statements


                           Crane Co. and Subsidiaries
                      Consolidated Statements of Comprehensive Income
                                 (In Thousands)
                                   (Unaudited)


                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,

                                              1998       1997       1998        1997
                                              ----       ----       ----        ----
Net Income                                   $36,775    $31,400     $103,232   $83,268

Other comprehensive income, net of tax-

Foreign currency translation adjustments         164     (1,769)      (4,127)   (7,013)
                                             -------    --------    ---------  --------
Comprehensive Income                         $36,939    $29,631     $ 99,105   $76,255
                                             =======    ========    =========  ========

                  See Notes to Consolidated Financial Statements



Part I - Financial Information

Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                September 30,      December 31,
                                                1998        1997         1997
                                                ----        ----         ----
Assets


Current Assets

  Cash and cash equivalents                 $   16,448  $   21,863   $    6,982

  Accounts receivable                          323,681     272,817      272,262

  Inventories:

    Finished goods                             144,778     110,069      113,496
    Finished parts and subassemblies            53,745      45,940       46,351
    Work in process                             48,374      45,003       51,345
    Raw materials                               90,337      71,243       79,892
                                              --------    --------     --------
                                               337,234     272,255      291,084

  Other current assets                          44,319      32,509       37,425
                                              --------    --------     --------

    Total Current Assets                       721,682     599,444      607,753

  Property, Plant and Equipment:

    Cost                                       640,398     574,943      582,704
    Less accumulated depreciation              334,002     309,813      308,947
                                              --------    --------     --------
                                               306,396     265,130      273,757

  Other Assets                                  54,957      54,630       55,114

  Intangibles                                   50,267      52,961       51,907
  Cost in excess of net assets acquired        220,563     368,437      216,497
                                            ----------  ----------   ----------
                                            $1,501,739  $1,188,662   $1,209,094
                                            ==========  ==========   ==========

                  See Notes to Consolidated Financial Statements



Part I - Financial Information

Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                  September 30,          December 31,
                                                1998          1997          1997
                                                ----          ----          ----
Liabilities and Shareholders Equity


Current Liabilities

  Current maturities of long-term debt         $      825    $    1,063    $      992
  Loans payable                                    53,070        16,296        30,240
  Accounts payable                                147,202       125,232       122,616
  Accrued liabilities                             142,556       117,502       128,794
  U.S. and foreign taxes on income                 22,258         8,986        13,170
                                                 --------      --------      --------
    Total Current Liabilities                     365,911       269,079       295,812

  Long-Term Debt                                  403,670       266,916       260,716

  Deferred Income Taxes                            47,752        55,951        46,007

  Other Liabilities                                28,818        26,551        25,618

  Accrued Postretirement Benefits                  40,665        42,106        41,838

  Accrued Pension Liability                         6,540         6,202         6,559

  Preferred Shares, par value $.01                      -             -             -
   5,000,000 shares authorized

Common Shareholders Equity:

  Common Shares, par value $1.00                   68,625        68,819        68,313
   120,000,000 shares authorized,
    68,624,818, 68,818,704 and
    68,312,730  shares outstanding

  Capital surplus                                  15,283        31,396        19,951
  Retained earnings                               545,152       436,023       460,830
  Accumulated other comprehensive income          (20,677)      (14,381)      (16,550)
                                               -----------   -----------   -----------
    Total Common Shareholders Equity              608,383       521,857       532,544
                                               -----------   -----------   -----------
                                               $1,501,739    $1,188,662    $1,209,094
                                               ===========   ===========   ===========

                  See Notes to Consolidated Financial Statements



Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)


                                                                  September 30,

                                                                1998        1997
                                                                ----        ----
Cash flows from Operating activities:

  Net income                                                  $103,232     $ 83,268
  Depreciation                                                  28,551       27,622
  Amortization                                                  15,784       13,729
  Deferred income taxes                                           (169)        (220)
  Cash used for operating working capital                      (10,349)     (12,250)
  Other                                                         (3,786)      (4,310)
                                                               --------     --------
Total provided by operating activities                         133,263      107,839
Cash flows used for Investing activities:
  Capital Expenditures                                         (42,608)     (31,049)
  Payments for acquisitions                                   (225,394)     (36,107)
  Proceeds from divestitures                                     4,276           -
  Proceeds from disposition of capital assets                      774        4,457
                                                              ---------     --------
Total used for investing activities                           (262,952)     (62,699)
Cash flows from Financing activities:
  Equity:

    Dividends paid                                             (18,331)     (17,170)
    Reacquisition of shares-open market                         (6,323)      (4,857)
    Reacquisition of shares-stock incentive programs           (10,922)      (4,383)
    Stock options exercised                                      8,633        6,390
                                                               --------     --------
      Net Equity                                               (26,943)     (20,020)
  Debt:
    Proceeds from issuance of long-term debt                   143,565           -
    Repayments of long-term debt                                  (943)      (3,461)
    Net increase (decrease) in short-term debt                  22,758      (10,710)
                                                               --------     --------
      Net Debt                                                 165,380      (14,171)
                                                               --------     --------
Total provided by (used for) financing activities              138,437      (34,191)
Effect of exchange rate on cash and cash equivalents               718         (665)
                                                               --------      -------
Increase in cash and cash equivalents                            9,466       10,284
Cash and cash equivalents at beginning of period                 6,982       11,579
                                                              ---------    ---------
Cash and cash equivalents at end of period                    $ 16,448     $ 21,863
                                                              =========    =========
Detail of Cash Provided by (Used for) Operating
  Working Capital (net of effects of acquisitions)

  Accounts Receivable                                         $(22,430)    $(34,055)
  Inventories                                                  (14,560)      (1,650)
  Other current assets                                          (2,413)       1,488
  Accounts Payable                                              13,991       19,747
  Accrued Liabilities                                            4,638          105
  U.S. and foreign taxes on income                              10,425        2,115
                                                              ---------    ---------
    Total                                                     $(10,349)    $(12,250)
                                                              =========    =========

Supplemental disclosure of cash flow information:

  Interest paid                                                $17,921      $16,963
  Income taxes paid                                             43,388       39,876

                 See Notes to Consolidated Financial Statements


Part I - Financial Information (Cont'd.)

               Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented.
      Certain prior year amounts have been reclassified to conform to the 1998 presentation.

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the company's Annual Report on Form
      10-K for the year ended December

      31, 1997.

2. Sales and operating profit by segment are as follows:


                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,

                               1998        1997         1998          1997
                               ----        ----         ----          ----

(In thousands)
Net Sales:

Fluid Handling                 $108,010    $100,460    $  339,108    $  290,734
Aerospace                       102,458      85,866       297,410       252,878
Engineered Materials             72,992      56,841       198,373       171,817
Crane Controls                   32,294      32,821       102,514        98,149
Merchandising Systems            49,039      44,271       145,052       137,095
Wholesale Distribution          230,857     213,743       604,187       568,885
Other                             3,108       3,675         9,984        10,071
Intersegment Elimination         (3,320)     (2,859)      (10,973)       (8,714)
                               ---------   ---------   -----------   -----------
           Total               $595,438    $534,818    $1,685,655    $1,520,915
                               =========   =========   ===========   ===========

Operating Profit (Loss):

Fluid Handling                  $ 2,969     $ 8,927      $ 18,693      $ 22,454
Aerospace                        31,679      22,903        88,212        64,596
Engineered Materials             10,979       7,993        28,224        22,689
Crane Controls                    2,277       3,353         8,254         8,560
Merchandising Systems             8,244       6,577        26,655        24,445
Wholesale Distribution           12,418       9,015        24,547        18,868
Other                              (212)        230          (438)          753
Corporate                        (5,132)     (4,724)      (16,268)      (15,998)
Intersegment Elimination             15          (5)            3           148
                                --------    --------     ---------     ---------
           Total                $63,237     $54,269      $177,882      $146,515
                                ========    ========     =========     =========

Part I - Financial Information (Cont'd.)

                     Notes to Consolidated Financial Statements

3.   Inventories

     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $47.6 million at September 30, 1998, $52.1 million at September 30, 1997, and $46.6 million at December 31, 1997.

4.   Intangibles

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range form five to twenty years. Accumulated amortization was $21.7 million at September 30, 1998, $17.4 million at September 30, 1997 and $18.5 million at December 31, 1997

5.   Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired is amortized on a straight- line basis principally over a 15 to 40 years. Accumulated amortization was $45.9 million at September 30, 1998, $35.2 million at September 30, 1997 and $37.4 million at December 31, 1997.

6.   Disclosure of Accumulated Other Comprehensive Income Balances

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

     Activity for the period is as follows:


                                                                    Accumulated
                                                                       Other
                                                                   Comprehensive
                                                                       Income

      Accumulated other comprehensive income January 1, 1998           $(16,550)
      Foreign currency translation adjustment                               108
                                                                       ---------
      Accumulated other comprehensive income March 31, 1998             (16,442)
      Foreign currency translation adjustment                            (4,399)
                                                                       ---------
      Accumulated other comprehensive income June 30, 1998              (20,841)
      Foreign currency translation adjustment                               164
                                                                       ---------
      Accumulated other comprehensive income September 30, 1998        $(20,677)
                                                                       =========

Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                   Three Months Ended September 30, 1998 and 1997

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission

RESULTS FROM OPERATIONS

THIRD QUARTER OF 1998 COMPARED TO THIRD QUARTER OF 1997

Net income for the quarter ended September 30, 1998 rose 17% to $36.8 million, or $.53 per diluted share outstanding, from the $31.4 million or $.45 per diluted share reported for the 1997 third quarter. Operating profit for the third quarter increased 17% to $63.2 million on a sales increase of 11% to $595.4 million. Operating margins for the quarter improved to 10.6% of sales from 10.1% in 1997. Cash flow (net income plus depreciation and amortization) per diluted share increased 16% for the quarter to $.76 per diluted share.

FLUID HANDLING sales rose 8% from the prior year to $108.0 million, primarily due to recent acquisitions, despite a 24% decline in commercial valve/fittings shipments at Crane UK, and a decline in sales at Crane Nuclear compared to unusually strong results last year. Despite the contribution of $.9 million from acquisitions, operating profit was down $6.0 million from the prior year due to the lower sales in the businesses noted above. Included in the third quarter results was a $1.2 million charge to restructure the UK operation. Overall operating margins declined to 2.7% of sales compared to 8.9% in 1997. Operating margins for engineered valves and pumps remained strong. Order backlog before the contribution of acquisitions declined $14 million, but overall backlog was up $11 million, compared to the prior year.

AEROSPACE sales increased $16.6 million, or 19%, in the quarter, with all businesses benefiting from strong demand from the airline industry. Operating profit increased 38% as Hydro-Aire and ELDEC benefited from higher production rates and higher aftermarket shipments. Interpoint also achieved improved results as it continued to focus on higher margin standard power and space products and reducing manufacturing costs. The Aerospace operating margin improved to 30.9% of sales compared to 26.7% in the third quarter of 1997. Order backlog totaled $293 million at September 30, 1998, up $2 million from the prior year.

Item 2.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                   Three Months Ended September 30, 1998 and 1997

ENGINEERED MATERIALS sales increased $16.2 million or 28% while operating profit increased $3.0 million or 37%, to $11.0 million, compared to the 1997 third quarter. Kemlite sales increased 12% due to high market share and strong demand for fiberglass reinforced plastic panels (FRP) to the recreational vehicle, truck and truck trailer markets. In July, Crane became the market leader in the building products market for FRP panels with its acquisition of Sequentia, which contributed $13.2 million to revenues in the quarter. Resistoflex sales and operating profit decreased from the third quarter of 1997 due to lower demand in its domestic chemical process industry markets. The September 25th acquisition of the Plastic-Lined Piping Products division of Dow Chemical significantly strengthened the market position of Resistoflex. Order backlog of $22 million was down $1 million from 1997.

CRANE CONTROLS sales were down 2% and operating profit decreased $1.1 million as all business units experienced weaker demand. Operating margins declined to 7.1% of sales compared to 10.2 % in 1997. Order backlog of $29 million decreased $1 million from the prior year.

MERCHANDISING SYSTEMS sales increased $4.8 million or 11%, and operating profit was up 25% or $1.7 million. National Vendors sales were up 12% and operating profit increased 25%, and NRI's shipments of coin validators were up 7% with operating profit up 9%. Operating margins improved to 16.8% of sales compared to 14.9% in 1997. The overall order backlog increased to $17 million, up 18% from the prior year.

WHOLESALE DISTRIBUTION sales increased $17.1 million or 8% and operating profit increased to $12.4 million, or 38%. Huttig increased sales $26.2 million and operating profit increased by $3.4 million. Crane Supply's sales and operating profit were up in Canadian dollars but down slightly in U.S. dollars due to weaker Canadian currency. Acquisitions contributed 80% of Huttig's sales increase and 40% of their profit increase. These gains more than offset the revenue lost from the sale of Valve Systems and Controls in the fourth quarter of 1997. Operating margins improved to 5.4% of sales compared to 4.2% in 1997.

On August 17th, the company announced a 3 for 2 stock split and a 20% increase in its cash dividend per share.

During the quarter, the company acquired Sequentia Holdings, Inc., Liberty Technologies, and the Plastic-Lined Piping Products Division of Dow Chemical for a total purchase price of $162 million.

In September, the company accessed the public debt market by issuing $100 million in senior unsecured notes at a 6 3/4% coupon, maturing October 2006. The company's net debt to capital ratio increased to 42.0% at September 30, 1998, from 34.9% at December 31, 1997.

Item 3.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                    Nine Months Ended September 30, 1998 and 1997

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED
      SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, net income increased 24% to $103.2 million, or $1.49 per diluted share, from the $83.3 million, or $1.20 per share, in the comparable 1997 period. Operating profit for the nine months increased 21% to $177.9 million on a sales increase of 11% to $1.69 billion. Cash flow increased 18% for the nine months to $2.13 per diluted share.

FLUID HANDLING sales rose 17%, to $339.1 million, from the prior year. The sales increase was due primarily to acquisitions and higher quarter turn valve sales and pump shipments. Operating profit decreased 17% from 1997 as a result of a decline in Crane Nuclear revenues relative to a very strong 1997 and lower results at Crane UK due to weaker domestic and export shipments and significant business restructuring costs in the first nine months. Higher SG&A spending at the pump businesses also contributed to the decline. These factors caused operating margin to decline to 5.5% of sales compared to 7.7% in 1997. Backlog increased by $11 million over 1997 due to acquisitions.

AEROSPACE sales increased $44.5 million, or 18%, with Hydro-Aire and ELDEC benefiting from higher aircraft production and after-market shipments and Interpoint focusing on higher margin products and cost reduction. Operating profit increased $23.6 million and operating margins improved to 29.7% compared to 25.5% in 1997. Order backlog totaled $293 million, an increase of $2 million from the prior year.

ENGINEERED MATERIALS sales increased $26.6 million, or 16%, while operating profit increased $5.5 million, or 24%. Kemlite and Cor Tec posted increases in sales of 16% and 27%, respectively, due to strong market demand and high market share. Resistoflex sales and operating profit decreased due to weak U.S. and Asian project orders. Operating margins improved to 14.2% of sales in 1998 compared to 13.2% in 1997. 1998 backlog decreased $1 million versus the same period in 1997.

CRANE CONTROLS sales were up $4.4 million or 4% while operating profit decreased 4% and operating profit margins declined to 8.1% versus 8.7% in 1997 due to a higher percentage of lower margin sales and higher SG&A spending. Order backlog of $29 million decreased $1 million from the prior year.

MERCHANDISING SYSTEMS sales and operating profit increased 6% and 9%, respectively. The increases were due to higher distribution sales in the U.S. and market share gain in the U.K. at National Vendors. This was partially offset by lower coin validator revenues at NRI, where sales and operating profit were up in local currency but down in dollar terms due to exchange rate fluctuations. Operating margins increased to 18.4% from 17.8% in 1997. The order backlog increased to $17 million, up 18% from the prior year level.

WHOLESALE DISTRIBUTION sales increased $35.3 million, or 6%, and operating profit increased $5.7 million, or 30%. Acquisitions helped Huttig increase sales by 13% and operating profit by 38%. Crane Supply's sales increased 1% and operating profit increased 5%. These gains more than offset the revenue loss from the sale of Valve Systems and Controls in the fourth quarter of 1997. Operating margins improved to 4.1% of sales versus 3.3% in 1997.

Item 3.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                  Nine Months Ended September 30, 1998 and 1997

Net interest expense for the quarter and nine months ended September 30, 1998 increased 26% and 9%, respectively, due to acquisitions made in the third quarter.

The effective tax rate decreased to 35.5% for the nine months ended September 30, 1998 as opposed to 36.2% at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months of 1998 the company generated $133.3 million of cash from operating activities, compared to $107.8 million in 1997.

Net debt totaled 42.0 percent of capital at September 30, 1998 compared to 33.5% in 1997. The current ratio was 2.0 with working capital totaling $335.8 million at June 30, 1998 compared to 2.2 and $330.4 million at September 30, 1997. The company had unused credit lines of $398 million at September 30, 1998.

YEAR 2000 READINESS

The Year 2000 issue relates to most computer software programs using two digits, rather than four, to define the applicable year for dates. Any of the company's information technology (IT) and non-information technology (non-IT) systems and its products may recognize a date using "00" as the year 1900, rather than the year 2000. This could result in system failures or miscalculations, causing disruptions in operations, including the inability to process transactions and engage in similar normal business activities within the company and with third parties.

Crane has implemented a Year 2000 program for its IT and non-IT systems and its products consisting of four phases: 1) awareness, formation, planning and management, 2) inventory, analysis, compliance testing, prioritization and planning, 3) implementation and validation, and 4) Year 2000 compliance. The company's senior management and Board of Directors receive regular updates on the status of the company's Year 2000 program.

In addition, the company has contacted significant vendors and customers in order to determine the risks to the company for a third party's failure to remediate its own Year 2000 issues. While information obtained from these contacts will be used to mitigate these risks, there can be no assurance that any third party systems or products will be Year 2000 compliant on a timely basis or that non-compliance by such third parties will not have a material adverse effect on the company.

The company's Year 2000 Program was initiated in 1997. Virtually all mission-critical systems, including IT and non-IT systems, are in the implementation phase or are compliant. Non mission-critical systems are in various phases of the program. It is expected that all mission-critical systems will be implemented, tested and validated by September of 1999.

Year 2000 costs incurred to date are approximately $11.6 million, of which $3.5 million was expensed and $8.1 million was capitalized. Estimated future costs to complete the Year 2000 program are $15.3 million, of which $7.5 million will be expensed as incurred and the remaining $7.8 million will be capitalized. These costs have been, and will continue to be, funded from normal operating cash flows of the business. No other information technology projects have been or are being delayed by this program.

Item 3.  Management's Discussion and Analysis of Financial Condition
                              and Results of Operations

                  Nine Months Ended September 30, 1998 and 1997

The company believes that completed and planned modifications and conversions of its software and hardware systems, its products and its efforts to verify the readiness and compliance of material third parties will allow it to meet its Year 2000 compliance schedule. However, the success of the Year 2000 compliance program is based on the availability of a variety of technical experts, expected successful software modifications being performed by third parties, timely delivery of new software and hardware systems, and other factors. A deficiency with respect to any of these factors could cause a failure in the company's Year 2000 program, in whole or in part. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could have a material adverse effect on the company's results of operations, liquidity or financial condition. Due to the inherent uncertainty in the Year 2000 problem, particularly in regard to third party vendor and customer Year 2000 readiness, the company is unable to determine at this time whether the consequences of any Year 2000 disruptions or failures will have a material adverse effect on the company's results of operations, liquidity or financial condition. Based on current information, the most reasonably likely worst case scenario would involve the temporary disruption of the company's ability to fulfill customer orders. No material adverse effect on the company's financial condition is expected from this specific scenario.

Based on current information, cost estimates, program status and beliefs regarding the most reasonably likely worst case scenario, no contingency plans have been formulated. If material circumstances change, however, contingency plans may be created in the future.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

     11. Computation of earnings per share for the quarters September 30, 1998 and 1997.

     27. Article 5 of Regulation S-X Financial Data Schedule for the second quarter.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        CRANE CO.

                                                       REGISTRANT

Date November 13, 1998                    By /s/       D.S. Smith
     -----------------                                 ----------
                                                       D.S. SMITH

                                          Vice  President  and  Chief  Financial
                                                      Officer

Date November 13, 1998                    By /s/       M.L. Raithel
     -----------------                                 ------------
                                                       M.L. RAITHEL

                                                       Controller


                            Crane Co. and Subsidiaries
                              Exhibit 11 to Form 10-Q

                    Computation of Net Income per Common Share
              Three and Nine Months Ended September 30, 1998 and 1997
                     (In Thousands, Except Per Share Amounts)


                                        Three Months Ended  Nine Months Ended
                                          September 30,       September 30,
                                          1998     1997       1998      1997
                                          ----     ----       ----      ----

Basic Net Income Per Share:

  Net income                            $31,400   $103,232   $83,268   $36,775
                                        =======   ========   =======   =======

  Average Basic Shares Outstanding       68,670     68,844    68,543    68,619

  Basic Net Income Per Share            $   .54   $    .46   $  1.51   $  1.21
                                        =======   ========   =======   =======


Diluted Net Income Per Share:

  Net income                            $31,400   $103,232   $83,268   $36,775
                                        =======   ========   =======   =======

  Average Basic Shares Outstanding       68,670     68,844    68,543    68,619

  Add diluted effect of stock options       893        872       797       737
                                        -------   --------   -------   -------

  Average Diluted Shares Outstanding     69,737     69,415    69,416    69,407
                                        =======   ========   =======   =======

  Diluted Net Income Per Share          $   .53   $    .45   $  1.49   $  1.20
                                        =======   ========   =======   =======