Form 10-Q/A
period 1998-09-30
CRANE CO /DE/
filed 1998-11-24
CIK 25445

FORM 10-Q/A

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

Part I - Financial Information

The company hereby amends Part 1, Item 1, as set forth herein, of its Quarterly Report on Form 10Q filed with the Securities and Exchange Commission on November 13, 1998. The Cost in excess of net assets acquired balances were transposed when transmitted. The 10Q shows the Cost in excess of net assets acquired to be $220,563 (for 9/30/98), $368,437 (for 9/30/97) and $216,497
(for 12/31/97). The Cost in excess of net assets acquired should be $368,437 (for 9/30/98), $216,497 (for 9/30/97) and $220,563 (for 12/31/97). Therefore
Item 1, Financial Statements, has been amended.


Item 1.  Financial Statements

                           Crane Co. and Subsidiaries
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                         Three Months Ended           Nine Months Ended
                                            September 30,               September 30,
                                          1998        1997           1998           1997
                                          ----        ----           ----           ----
Net Sales                                $595,438    $534,818      $1,685,655    $1,520,915

Operating Costs and Expenses:
  Cost of Sales                           426,946     391,023       1,210,772     1,104,977
  Selling, general and
    Administrative                         89,439      75,351         252,666       228,072
  Depreciation and amortization            15,816      14,175          44,335        41,351
                                         ---------   ---------     -----------   -----------
                                          532,201     480,549       1,507,773     1,374,400

Operating Profit                           63,237      54,269         177,882       146,515

Other Income (Expense):
  Interest income                             477         729           1,851         1,809
  Interest expense                         (7,182)     (6,046)        (19,456)      (17,989)
  Miscellaneous - net                         (14)        (56)           (228)          177
                                         ---------   ---------     -----------   -----------
                                           (6,719)     (5,373)        (17,833)      (16,003)

Income Before Taxes                        56,518      48,896         160,049       130,512

Provision for Income Taxes                 19,743      17,496          56,817        47,244
                                         ---------   ---------     -----------   -----------

Net Income                               $ 36,775    $ 31,400      $  103,232    $   83,268
                                         =========   =========     ===========   ===========

Net Income Per Share:
    Basic                                    $.54        $.46           $1.51         $1.21
    Diluted                                   .53         .45            1.49          1.20
Average Basic Shares Outstanding           68,670      68,844          68,543        68,619
Average Diluted Shares Outstanding         69,407      69,737          69,415        69,416
Dividends Per Share                          $.10        $.08            $.27          $.25

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

                  See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                  September 30,       December 31,
                                                1998        1997          1997
Assets
Current Assets
  Cash and cash equivalents                 $   16,448  $   21,863   $    6,982

  Accounts receivable                          323,681     272,817      272,262

  Inventories:
    Finished goods                             144,778     110,069      113,496
    Finished parts and subassemblies            53,745      45,940       46,351
    Work in process                             48,374      45,003       51,345
    Raw materials                               90,337      71,243       79,892
                                            ----------  ----------   ----------
                                               337,234     272,255      291,084

  Other current assets                          44,319      32,509       37,425
                                            ----------  ----------   ----------

    Total Current Assets                       721,682     599,444      607,753

  Property, Plant and Equipment:
    Cost                                       640,398     574,943      582,704
    Less accumulated depreciation              334,002     309,813      308,947
                                            ----------  ----------   ----------
                                               306,396     265,130      273,757

  Other Assets                                  54,957      54,630       55,114

  Intangibles                                   50,267      52,961       51,907
  Cost in excess of net assets acquired        368,437     216,497      220,563
                                            ----------  ----------   ----------

                                            $1,501,739  $1,188,662   $1,209,094
                                            ==========  ==========   ==========

                  See Notes to Consolidated Financial Statements


Part I - Financial Information

Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                     (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                    September 30,          December 31,
                                                  1998          1997          1997
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt         $      825    $    1,063    $      992
  Loans payable                                    53,070        16,296        30,240
  Accounts payable                                147,202       125,232       122,616
  Accrued liabilities                             142,556       117,502       128,794
  U.S. and foreign taxes on income                 22,258         8,986        13,170
                                               -----------   -----------   -----------
    Total Current Liabilities                     365,911       269,079       295,812

  Long-Term Debt                                  403,670       266,916       260,716

  Deferred Income Taxes                            47,752        55,951        46,007

  Other Liabilities                                28,818        26,551        25,618

  Accrued Postretirement Benefits                  40,665        42,106        41,838

  Accrued Pension Liability                         6,540         6,202         6,559

  Preferred Shares, par value $.01                      -             -             -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common Shares, par value $1.00                   68,625        68,819        68,313
   120,000,000 shares authorized,
   68,624,818, 68,818,704 and
   68,312,730  shares outstanding
  Capital surplus                                  15,283        31,396        19,951
  Retained earnings                               545,152       436,023       460,830
  Accumulated other comprehensive income          (20,677)      (14,381)      (16,550)
                                               -----------   -----------   -----------
    Total Common Shareholders Equity              608,383       521,857       532,544

                                               $1,501,739    $1,188,662    $1,209,094
                                               ===========   ===========   ===========

                  See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                   (Unaudited)

                                                                  September 30,
                                                                1998        1997
Cash flows from Operating activities:
  Net income                                                  $103,232    $ 83,268
  Depreciation                                                  28,551      27,622
  Amortization                                                  15,784      13,729
  Deferred income taxes                                           (169)       (220)
  Cash used for operating working capital                      (10,349)    (12,250)
  Other                                                         (3,786)     (4,310)
                                                              ---------   ---------
Total provided by operating activities                         133,263     107,839
Cash flows used for Investing activities:
  Capital Expenditures                                         (42,608)    (31,049)
  Payments for acquisitions                                   (225,394)    (36,107)
  Proceeds from divestitures                                     4,276           -
  Proceeds from disposition of capital assets                      774       4,457
                                                              ---------   ---------
Total used for investing activities                           (262,952)    (62,699)
Cash flows from Financing activities:
  Equity:
    Dividends paid                                             (18,331)    (17,170)
    Reacquisition of shares-open market                         (6,323)     (4,857)
    Reacquisition of shares-stock incentive programs           (10,922)     (4,383)
    Stock options exercised                                      8,633       6,390
                                                              ---------   ---------
      Net Equity                                               (26,943)    (20,020)
  Debt:
    Proceeds from issuance of long-term debt                   143,565           -
    Repayments of long-term debt                                  (943)     (3,461)
    Net increase (decrease) in short-term debt                  22,758     (10,710)
                                                              ---------   ---------
      Net Debt                                                 165,380     (14,171)
                                                              ---------   ---------
Total provided by (used for) financing activities              138,437     (34,191)
Effect of exchange rate on cash and cash equivalents               718        (665)
                                                              ---------   ---------
Increase in cash and cash equivalents                            9,466      10,284
Cash and cash equivalents at beginning of period                 6,982      11,579
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $ 16,448    $ 21,863
                                                              =========   =========
Detail of Cash Provided by (Used for) Operating
  Working Capital (net of effects of acquisitions)
  Accounts Receivable                                         $(22,430)   $(34,055)
  Inventories                                                  (14,560)     (1,650)
  Other current assets                                          (2,413)      1,488
  Accounts Payable                                              13,991      19,747
  Accrued Liabilities                                            4,638         105
  U.S. and foreign taxes on income                              10,425       2,115
                                                              ---------   ---------
    Total                                                     $(10,349)   $(12,250)
                                                              =========   =========

Supplemental disclosure of cash flow information:
  Interest paid                                               $ 17,921    $ 16,963
  Income taxes paid                                             43,388      39,876

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




                                                        CRANE CO.
                                                       REGISTRANT



Date November 24, 1998                    By /s/       D.S. Smith
     -----------------                                 ----------
                                                       D.S. SMITH
                                          Vice  President  and  Chief  Financial
                                                         Officer





Date November 24, 1998                    By /s/       M.L. Raithel
     -----------------                                 ------------
                                                       M.L. RAITHEL
                                                        Controller