Form 10-K405
period 1998-12-31
CRANE CO /DE/
filed 1999-03-04
CIK 25445

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                            -----------------
                                 OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 1-1657
                                                ------

                                    CRANE CO.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                      13-1952290
       ----------------------------------------   ---------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification No)

        100 First Stamford Place, Stamford, CT               06902
       ----------------------------------------      ---------------------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
       Title of each class                      which registered
     -----------------------                 ------------------------
  Common Stock, par value $1.00              New York Stock Exchange
  Preferred Share Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                       7 1/4% senior notes due June, 1999
                      8 1/2% senior notes due March, 2004
                     6 3/4% senior notes due October, 2006
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No ______
                                         -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x )

Based on the average stock price of $27.53 on January 29, 1999 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,540,307,167.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 68,452,529 at January 29, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual report to shareholders for the year ended December 31, 1998 and portions of the proxy statement for the annual shareholders meeting to be held on April 5, 1999 are incorporated by reference into Parts I, II, III and IV of this Form 10-K Annual Report.

                                     PART I
 Item 1.  Business
          --------

     Crane Co. ("Crane" or the "Company") is a diversified manufacturer of engineered industrial products and the largest American distributor of doors, windows and millwork. Founded in 1855, Crane employs over 12,500 people in North America, Europe, Asia and Australia.

                                    STRATEGY

     The company's strategy is to grow the earnings of niche businesses with high market share, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                  ACQUISITIONS

     In the past five years, the company has completed 19 acquisitions. During 1998 the company completed six acquisitions at a total cost of $224 million. In May, the company acquired Environmental Products USA, Inc. This business manufactures membrane-based water treatment systems for industrial, commercial and institutional markets. Also in May, the company acquired Number One Supply, a building products distribution business based in Baltimore, MD and Raleigh, NC. In July, the company acquired Consolidated Lumber Company, a wholesale distributor of lumber and millwork products in the greater Kansas City, MO area. Number One Supply and Consolidated Lumber were integrated into the company's Huttig Sash & Door Company ("Huttig") subsidiary. In August, the company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass-reinforced plastic panels for the construction and building products markets. Sequentia complements the company's Kemlite subsidiary, which provides fiberglass-reinforced plastic panels for the transportation and recreational vehicle markets. In September, the company acquired Liberty Technologies, Inc. which develops, manufactures, markets and sells valve, motor, engine and compressor condition monitoring products and related services to the nuclear power generation and industrial process markets worldwide. Liberty complements the company's nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power industry, and its Dynalco Controls business, which provides sensors, instrumentation, control products and automation systems for use in industrial engine applications. Also in September, the company acquired the Plastic-Lined Piping Products ("PLPP") division of The Dow Chemical Company. PLPP was integrated with the company's Resistoflex division, which supplies lined pipe and valves to the chemical process and industrial markets.


     During 1997, the company completed five acquisitions at a total cost of $82 million, including assumed debt. In March, the company acquired the transportation products business of Sequentia, Incorporated. This business, which produces fiberglass-reinforced plastic panels for the truck body, trailer and container market, has been integrated with the company's Kemlite subsidiary. Also in March, the company acquired Polyvend Inc., a manufacturer of snack and food vending machines. Polyvend was completely integrated into Crane's National Vendors division significantly expanding its sales distribution channels. In April, the company acquired the Nuclear Valve Business of ITI MOVATS from Westinghouse. MOVATS is a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. In July, through its Huttig subsidiary, the company acquired MALLCO Lumber & Building Materials Inc., a leading wholesale distributor of lumber, doors and engineered wood products serving Arizona and the surrounding region. In December the company acquired certain operations and product lines of Stockham Valves & Fittings, Inc. The acquired product lines and related manufacturing operations have been integrated into the company's engineered valve business and its commercial bronze and iron valve business.

                                     PART I
 Item 1.  Business  (continued)
          --------

     During 1996, the company acquired two companies. In mid-October, the company acquired Interpoint Corporation in a tax-free merger in which the company issued 1,094,312 shares of Crane common stock and assumed $26 million in debt. Interpoint is a leader in the design and manufacture of standard and custom miniature DC-to-DC power converters with applications in aerospace and medical technology industries. In late October the company acquired Grenson Electronics Ltd. of Daventry, England. Grenson Electronics produces low voltage power conversion electronics for aerospace, defense and industrial markets.

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

     The company completed three acquisitions in 1994 at a total cost of $240 million. The company, through its Huttig subsidiary, acquired a molding and millwork manufacturing operation in Prineville, Oregon in May 1994. In April, 1994, the company purchased Mark Controls Corporation, a manufacturer of automatic and manually operated valves, and specialized instruments and
controls, for commercial and industrial   customers.  The company acquired ELDEC
Corporation in March 1994. ELDEC's products are used worldwide on all major commercial and business aircraft and include: position indication and control systems, proximity switches and components, true mass fuel flowmeters, and power conversion components and systems.

                                  DIVESTITURES

     In the past five years, the company has divested six businesses. In 1998, the company sold two foundry operations acquired as part of the Stockham Valves and Fittings Inc. transaction. Accu-Cast, Inc. in Chattanooga, TN and the Aliceville Foundry in Aliceville, AL were sold for a total of $4.3 million. In 1997, the company sold its Valve Systems and Controls division for $7.5 million
in cash and $1.5 million in preferred stock.   In March of 1996, the company
sold Empire Foundry. In December 1994, Huttig sold its window manufacturing business for $2.4 million. The transaction excluded real estate and receivables. In July 1994, the company sold Modulinc, the fiber optic channel product line of ELDEC.

                              LONG-TERM FINANCING

     In September 1998 the company sold $100,000,000 of 6 3/4% notes that will mature on October 1, 2006. During June 1994 the company sold $150,000,000 of 7 1/4% notes that will mature on June 15, 1999. During April 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                               BUSINESS SEGMENTS

     See pages 20 and 21 of the Annual Report to Shareholders for year ended December 31, 1998 for sales, operating profit and assets employed of each business segment.

                                     PART I

         --------

                                 FLUID HANDLING

     The Fluid Handling segment consists of valve, pump and water treatment businesses. The Crane Valve business with seven manufacturing facilities in North America, as well as operations in the United Kingdom, Australia, Norway, China and Indonesia, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the Crane, Jenkins, Pacific, Westad, Flowseal, Center Line, Stockham, Triangle and Duo-Check brands. The 1998 acquisition of Liberty Technologies, Inc. which manufactures condition monitoring products and related services to the nuclear power generation market worldwide complements the company's nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power
industry.   Crane Pumps has eight manufacturing facilities in the United States.
Pumps are manufactured under the Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems brand names. Pumps are sold to a broad customer base, which includes chemical and hydrocarbon process industries, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The water treatment business has manufacturing facilities in Pennsylvania and Florida and serves the water and wastewater treatment market. Its products are sold under the Cochrane and Environmental Products names.

     This group employs over 3,400 people and had assets of $355.5 million at December 31, 1998. Fluid Handling order backlog totaled $79.3 million.

     Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.

                                   AEROSPACE

     The Aerospace segment consists of ELDEC, Hydro-Aire, Lear Romec and Interpoint.

     The group employs 2,500 people and had assets of $296.7 million at year-end. The order backlog totaled $281.2 million at December 31, 1998.

     ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters and power conversion systems for the commercial, business and military aerospace industries, and military marine and telecommunications markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace and telecommunication industry. ELDEC has two international facilities one in England and one in France.

     ELDEC also has a 47% equity investment in Powec A/S, a Norwegian manufacturer of power conditioning products and systems for the commercial wireless telecommunications market, whose products are complementary to the products and complex power systems engineering capabilities at ELDEC.

         --------


     Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment for the commercial transport, business and commuter, military, government and general aviation aerospace markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to airlines, governments, and aircraft maintenance and overhaul companies.

     Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

     Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace industries and in the medical technology industry.


                              ENGINEERED MATERIALS

     The Engineered Materials segment consists of five businesses: Kemlite, CorTec, Resistoflex, Polyflon and Crane Plumbing.

     This group had assets of $263.6 million at December 31, 1998 and employed 1,600 people. Order backlog at year-end 1998 was $24.1 million.

     Kemlite manufactures fiberglass-reinforced plastic panels for use principally by the transportation industry in refrigeration and dry van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast food restaurant and supermarket applications, to institutions where fire rated materials with low smoke generation and minimum toxicity are required and to residential construction. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers. Sequentia manufacturers fiberglass-reinforced plastic panels for the construction and building products markets. Kemlite uses distributors to serve its commercial construction market and some segments of the recreational vehicle market. Sequentia's Grand Junction, Tennessee and Houston, Texas plants were added to Kemlite's plants in Joliet, Illinois and Jonesboro, Arkansas.

     CorTec manufactures fiberglass-reinforced laminated panels serving the truck and truck trailer segment of the transportation industry. CorTec markets its products directly to the truck and truck trailer manufacturers.

         --------

     Resistoflex is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries. It also manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry. Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Its aerospace products are sold directly to the aerospace industry. Resistoflex also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing and the Asian pharmaceutical industries. In September 1998, the company acquired the Plastic-Lined Piping Products ("PLPP") division of The Dow Chemical Company. Manufacturing will continue at the acquired Bay City, Michigan plant.

     Polyflon manufactures microwave laminates, high voltage RF capacitors, radomes and circuit processing for the wireless communication, magnetic resonance imaging, microwave and radar system manufacturers.

     Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distributors in Canada and it has a large share of the Canadian plumbing fixtures market.


                                 CRANE CONTROLS

     This segment includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including the petroleum, chemical, construction, food and beverage, power generation industries and transportation. Crane Controls had assets of $127.7 million at December 31, 1998, and employs 900 people. On December 31, 1998, Crane Controls had a backlog of $28.3 million.

     Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches, and directional control valves that serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany.

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

         --------

                           CRANE CONTROLS (continued)

     Ferguson designs and manufactures in the United States and through Ferguson Machine Co. S.A. in Europe, precision index and transfer systems for use on and with machines that perform automatic forming, assembly, metal cutting, testing and inspection operations. Products include mechanical and electronic index drives, pick-and-place robots, in line transfer machines, rotary tables, press feeds and custom cams.

     The products in this segment are sold directly to end users, and engineering contractors through the company's own sales forces and cooperatively with sales representatives, stocking specialists and industrial distributors.

                             MERCHANDISING SYSTEMS

     The Merchandising Systems segment has two operating units: National Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food/service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in a 463,000 sq. ft. state of the art facility in Bridgeton, Missouri. National Vendors' products are marketed to customers in the United States and Europe by company sales and marketing personnel as well as distributors, and in other international markets through independent distributors. Merchandising Systems employs 1,150 people and had assets of $117.9 million at year-end 1998.

     Order backlog totaled $22.1 million at December 31, 1998.

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

     Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products that are both complementary to and competitive with Crane's own manufactured products.

     Wholesale Distribution employs 2,800 people and had assets of $233.1 million at year end 1998.

         --------


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

     The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $72,400,000 in 1998, $56,800,000 in 1997, and $52,000,000
in 1995. Included in these amounts were approximately $15,800,000, $9,500,000 and $10,300,000 received by the company in 1998, 1997 and 1996, respectively, for customer sponsored research and development.

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

         --------


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

     All forward-looking statements speak only as of the date on which such statements are made and involve risk and uncertainties that exist in the company's operations and business environment and are not guarantees of future performance. The company assumes no obligation to update any of these forward-looking statements, whether as a result of new information or future events. As a responsibility to our investors, the company will make reasonable efforts at timely disclosure of future facts and circumstances which may affect such statements.

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

         --------

Forward Looking Statements (continued)
---------------------------

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

     New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Aerospace

     A significant fall-off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders, and could also cause the airlines to scale back their purchases of repair parts from Crane companies. The companies could also be impacted if major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Aerospace segment results could be below expectations if Asia's economic problems lead to a decline in aircraft orders, particularly since the new, long-range Boeing aircraft favored for many Asian routes contain a higher value of Crane-supplied equipment than other aircraft from Boeing and other manufacturers.

Engineered Materials

     In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles or building products, for which Crane companies produce fiberglass-reinforced panels. Profits could be squeezed as well by unanticipated increases in resin and fiberglass material costs, by unforeseen fluctuations in the Canadian dollar, and by any inability on the part of Crane's companies to maintain their position in product cost and functionality against competing materials.

         --------

Forward Looking Statements (continued)
---------------------------

Merchandising Systems

     Results at Crane's U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at Crane's Germany-based coin validation machine business could be affected by changes in demand stemming from the advent of the Euro, the planned new European currency, as well as by unforeseen fluctuations in the value of the Deutschemark versus the U.S. dollar.

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

Impact of the Year 2000

     The "Year 2000" issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Suppliers, customers and creditors of the company also face Year 2000 issues. A failure to successfully address the Year 2000 issue could have a material adverse effect on the company's business or results of operations. The discussion of the Impact of the Year 2000 contained on Pages 33 and 34 of the company's 1998 Annual Report under Management's Discussion and Analysis of Operations is incorporated herein by reference.

Item 2. Properties
        ----------
TOTAL MANUFACTURING FACILITIES   NUMBER               AREA
------------------------------   ------               ----
 Fluid Handling
     United States                 17           1,431,000 sq. ft.
     Canada                         2             140,000 sq. ft.
     International                 10           1,261,000 sq. ft.

 Aerospace
     United States                  6             653,000 sq. ft.
     International                  4              47,000 sq. ft.

 Engineered Materials
     United States                 10           1,235,000 sq. ft.
     Canada                         3             601,000 sq. ft.
     International                  1              10,000 sq. ft.

 Crane Controls
     United States                  7             412,000 sq. ft.
     International                  2              63,000 sq. ft.

 Merchandising Systems
     United States                  1             463,000 sq. ft.
     Other International            1              77,000 sq. ft.

 Wholesale Distribution             1             577,000 sq. ft.

 Other                              1             113,000 sq. ft.


           Leased                                                                        Leases
        Manufacturing                                                                    Expiring
         Facilities                 Number                          Area                 Through
       -------------                ------                          ----                 -------
       United States                 12                       560,000 sq. ft.               2006
       Canada                         1                        13,000 sq. ft.               2000
       Other International            7                        99,000 sq. ft.               2013

 Other Facilities
 ----------------

Fluid Handling operates six valve service centers in the United States, of which four are owned, and four distribution centers in the United States. This segment operates internationally five distribution and three service centers.

Crane Controls operates one distribution center internationally.

Merchandising Systems operates eight distribution centers in the United States and seven internationally.

Engineered Materials operates eight distribution centers in the United States, of which one is owned, and three internationally. This segment operates three service centers internationally.

Wholesale Distribution has forty-eight Huttig branch warehouses in the United States, of which twenty-one are owned. The Canadian wholesale operation maintains thirty-five distribution branch warehouses in Canada, of which twelve are owned.

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

     On July 12, 1985 the company received written notice from the United States Environmental Protection Agency (the "EPA") that the EPA believes the company may be a potentially responsible party ("PRP") under the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA") to pay for investigation and corrective measures which may be required to be taken at the Roebling Steel Company site in Florence Township, Burlington County, New Jersey (the "Site") of which its former subsidiary, CF&I Steel Corporation ("CF&I") was a past owner and operator prior to the enactment of CERCLA. The stated ground for the EPA's position was the EPA's belief that the company had owned and/or operated the Site. The company had advised the EPA that such was not the case and does not believe that it is responsible for any testing or clean-up at the Site based on current facts.

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

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    The executive officers of the registrant are as follows:

                                                                                             Officer
Name               Position            Business Experience                    Age             Since
----               --------            -------------------                    ---            -------
Robert S. Evans    Chairman and Chief  Chairman and Chief                      54             1974
                   Executive Officer   Executive Officer of the company
                                       since 1984 and previously
                                       President of the company

L. Hill Clark      President and       President and Chief Operating           54             1994
                   Chief Operating     Officer, previously Executive Vice
                   Officer             President of the company,
                                       President of Lear Romec,
                                       and previously held
                                       various positions within
                                       Allied Signal Inc., a diversified
                                       manufacturing company

Augustus I. duPont Vice President,     Vice President and General              47             1996
                   General Counsel     Counsel and Secretary of
                   and Secretary       the company, previously Vice
                                       President, General Counsel and
                                       Secretary of Reeves Industries, Inc.,*
                                       a manufacturer of apparel textiles
                                       and industrial coated fabrics, from
                                       May 1994 to December 1995; Vice
                                       President, General Counsel and
                                       Secretary of Sprague Technologies,
                                       Inc., a manufacturer of electronic
                                       components, from May 1987 to
                                       December 1993

Bradley L. Ellis   Vice President-     Vice President-Chief                    30             1997
                   Chief information   Information Officer of the
                   Officer             company, previously with the
                                       Business systems consulting group
                                       of Arthur Andersen LLP.

Anthony D.
Pantaleoni         Vice President      Vice President - Environment,           44             1989
                   Environment,        Health & Safety of the company
                   Health & Safety

John R.
Packard (1)        Vice President      Vice President - Human                  44             1999
                   Human Resources     Resources of the company,
                                       Previously Human Resources
                                       Director for Fortune Brands, Inc.

David S. Smith     Vice President-     Vice President - Finance                41             1991
                   Finance and         and Chief Financial Officer
                   Chief Financial     of the company, previously
                   Officer             Vice President - Corporate
                                       Development of the company


(1) Effective January 25, 1999

                                                                                    Officer
Name                  Position    Business Experience                  Age            Since
----                  --------    -------------------                  ---            ------
Michael L. Raithel    Controller  Controller of the company             51             1985

Gil A. Dickoff        Treasurer   Treasurer of the company,             37             1992
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


                                    PART II

Item 5. Market for the registrant's common stock and related stockholder matters.
The information required by Items 5 is hereby incorporated by reference to Pages 35 through 37 of the 1998 Annual Report to Shareholders.

Item 6.  Selected Financial Data.
The information required by Items 6 is hereby incorporated by reference to Pages 35 of the 1998 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of financial condition and results of operations.
The information required by Items 7 is hereby incorporated by reference to Pages 23 through 34 of the 1998 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative disclosures about market risks.
The company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The company manages its exposures to these markets risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Long term debt outstanding of $359,877 at December 31,1998 was generally at fixed rates of interest ranging from 6 3/4% to 8 1/2%. At December 31,1998 no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.  Financial Statements and supplementary data.
The information required by Items 8 is hereby incorporated by reference to Pages 9 through 35 of the 1998 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with accountants on Accounting and Financial Disclosure
    None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference to the definitive proxy statement dated February 23, 1999, which the company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the definitive proxy statement dated February 23, 1999, which the company has filed with the Commission pursuant to Regulation l4A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the definitive proxy statement dated February 23, 1999, which the company has filed with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the definitive proxy statement dated February 23, 1999, which the company has filed with the Commission pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996 and the report thereon of Deloitte & Touche LLP dated January 20, 1999 appearing on Pages 9 through 22 of Crane Co.'s 1998 Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference

 (2) Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

 (3)   Exhibits:

            Exhibit 10:    Material Contracts:
                           The Crane Co. Stock Option Plan, as amended through April 20,1998
            Exhibit 11:    Computation of net income per share.
            Exhibit 13 Annual Report to shareholders for the year ended December 31, 1998.
            Exhibit 21:    Subsidiaries of the Registrant.
            Exhibit 23:    Independent auditors' consent.

(b) Reports on Form 8-K:

        Form 8-K filed 12/15/98 regarding reaffirming offer to shareholders of Coltec Industries Inc.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(c) Exhibits to Form 10-K:

        (3) There is incorporated by reference herein:
            (a) The company's Certificate of Incorporation contained in Exhibit D (Certificate of Designation) to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

            (b) The company's By-laws contained in Exhibit A to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
        (4) Instruments Defining the Rights of Security Holders, including
            Indentures:
            (a) There is incorporated by reference herein:
                (1)   Preferred Share Purchase Rights Agreement contained in
                      Exhibit 1 to the company's Report on Form 8-K filed with the Commission on July 6, 1998.


            (b) There is incorporated by reference herein:
                 1) Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4.1 to the company's report on Form 8-K filed with the Commission on September 16, 1998.

        (10)  Material Contracts:
              (iii)Compensatory Plans
              There is incorporated by reference herein:
              (a) The Crane Co. Restricted Stock Award Plan as amended through
                  May 6, 1996, contained in Exhibit A to the company's Form 10-Q for the quarter ended March 31, 1996.
              (b) The forms of Employment/Severance Agreement between the company and certain executive officers (form I) and (form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
              (c) The E.V.A. incentive compensation plan contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year December 31, 1994.
              (d) The Crane Co. Non-Employee Directors Restricted Stock Award
                  Plan as amended through May 10, 1993 contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year ended December 31, 1993.
              (e) The indemnification agreements entered into with each director and executive officer of the company, the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
              (f) The Crane Co. Retirement Plan for Non-Employee Directors
                  contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

            (g) The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.
            (h)  The Crane Co. 1998 Restricted Stock Award Plan contained in
                 Exhibit 4.1 to the company's Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.

            (i) The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.


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

                                   CRANE CO.
                                 -------------------
                                  (Registrant)

                          By     /s/ D. S. Smith
                               -------------------------
                                  D. S. Smith
                           Vice President-Finance and
                             Chief Financial Officer
                                 Date  2/22/99
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    OFFICERS

                  /s/ R. S. Evans
                  -------------------------
                  R. S. Evans
                  Chairman, Chief Executive Officer and Director
                  Date  2/22/99
                        -------


        /s/ D. S. Smith                      /s/ M. L. Raithel
        -------------------------------      ------------------------------
        D. S. Smith                          M. L. Raithel
        Vice President-Finance and                 Controller
         Chief Financial Officer             Principal Accounting Officer
        Date  2/22/99                        Date          2/22/99
              -------                                      -------


                                   DIRECTORS


                        /s/     E. T. Bigelow, Jr.         /s/ R.S. Forte
                        ------------------------------     ----------------
                                E. T. Bigelow, Jr.         R.S. Forte
                        Date        2/22/99             Date    2/22/99
                                    -------                     -------


/s/     D.R. Gardner                                 /s/     D. C. Minton
------------------------------  -----------------    --------------------------
        D.R. Gardner              W.E. Lipner                D. C. Minton
Date    2/22/99                                      Date    2/22/99
        -------                                              -------


/s/    C.J. Queenan, Jr.       /s/    J.L.L.Tullis
---------------------------    ----------------------          ---------------
       C.J. Queenan, Jr.              J.L.L.Tullis                B. Yavitz
Date    2/22/99                Date        2/22/99
        -------                            -------