Form 10-Q
period 1999-03-31
CRANE CO /DE/
filed 1999-05-14
CIK 25445

FORM 10-Q

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549

                                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 1999

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 1999:

                Common stock, $1.00 Par Value - 67,997,249 shares

Part I - Financial Information

Item 1.  Financial Statements

                           Crane Co. and Subsidiaries
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                                1999             1998
Net Sales                                                       $574,821         $526,817

Operating Costs and Expenses:
  Cost of sales                                                  413,638          379,989
  Selling, general and
    Administrative                                                88,062           80,172
  Depreciation and amortization                                   16,280           14,281
                                                                 -------          -------
                                                                 517,980          474,442

Operating Profit                                                  56,841           52,375

Other Income (Expense):
  Interest income                                                  1,369              542
  Interest expense                                                (7,922)          (5,939)
  Miscellaneous - net                                              1,907              (78)
                                                                  ------           ------
                                                                  (4,646)          (5,475)

Income Before Taxes                                               52,195           46,900

Provision for Income Taxes                                        18,529           17,001
                                                                --------         --------

Net Income                                                      $ 33,666         $ 29,899
                                                                ========         ========

Net Income Per Share:
    Basic                                                           $.49             $.44
    Diluted                                                          .49              .43
Average Basic Shares Outstanding                                  68,218           68,387
Average Diluted Shares Outstanding                                68,781           69,308
Dividends Per Share                                                 $.10             $.08

                      See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

                                               Crane Co. and Subsidiaries
                                               Consolidated Balance Sheets
                                   (In Thousands, Except Share and Per Share Amounts)
                                                    (Unaudited)

                                                                             March 31,                     December 31,
                                                                       1999             1998                  1998
                                                                       ----             ----                  ----
Assets
Current Assets
  Cash and cash equivalents                                         $   24,355        $   48,908          $   15,909

  Accounts receivable                                                  307,417           286,807             303,245

  Inventories:
    Finished goods                                                     153,546           118,683             146,898
    Finished parts and subassemblies                                    60,008            49,241              58,644
    Work in process                                                     37,692            47,732              38,743
    Raw materials                                                       77,056            80,206              86,059
                                                                       -------           -------             -------
                                                                       328,302           295,862             330,344

  Other Current Assets                                                  50,168            40,215              49,468
                                                                       -------           -------             -------

    Total Current Assets                                               710,242           671,792             698,966

  Property, Plant and Equipment:
    Cost                                                               639,462           592,296             645,383
    Less accumulated depreciation                                      337,071           317,471             337,816
                                                                       -------           -------             -------
                                                                       302,391           274,825             307,567

  Other Assets                                                          36,157            30,497              32,964

  Intangibles                                                           48,984            50,661              50,073
  Cost in excess of net assets acquired                                359,315           218,299             365,104
                                                                    ----------        ----------          ----------

                                                                    $1,457,089        $1,246,074          $1,454,674
                                                                    ==========        ==========          ==========

                                     See Notes to Consolidated Financial Statements


Part I - Financial Information

Item 1. Financial Statements

                                               Crane Co. and Subsidiaries
                                               Consolidated Balance Sheets
                                   (In Thousands, Except Share and Per Share Amounts)
                                                    (Unaudited)
                                                                                           March 31,                   December 31,
                                                                                   1999                 1998               1998
                                                                                   ----                 ----               ----
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt                                             $      728           $      981      $      787
  Loans payable                                                                        45,409               24,573          50,401
  Accounts payable                                                                    144,703              134,728         132,376
  Accrued liabilities                                                                 133,432              118,749         148,938
  U.S. and foreign taxes on income                                                     33,672               29,497          18,660
                                                                                      -------              -------         -------
    Total Current Liabilities                                                         357,944              308,528         351,162

  Long-Term Debt                                                                      353,808              281,783         359,090

  Deferred Income Taxes                                                                26,610               21,739          26,184

  Other Liabilities                                                                    23,788               26,783          28,235

  Accrued Postretirement Benefits                                                      40,273               41,152          40,814

  Accrued Pension Liability                                                             5,965                6,415           5,955

  Preferred Shares, par value $.01                                                          -                    -               -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00                                                        72,426               72,426          72,426
   80,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                                                                      96,262               89,624          96,262
  Retained earnings                                                                   602,565              486,280         574,797
  Accumulated other comprehensive income (loss)                                       (21,173)             (16,442)        (18,036)
  Common stock held in treasury                                                      (101,379)             (72,214)        (82,215)
                                                                                      -------              -------         -------
    Total Common Shareholders Equity                                                  648,701              559,674         643,234
                                                                                   ----------           ----------      ----------
                                                                                   $1,457,089           $1,246,074      $1,454,674
                                                                                   ==========           ==========      ==========

Common Stock Issued                                                                72,426,139           72,426,139      72,426,139
Less Common Stock held in Treasury                                                 (4,621,593)          (3,959,068)     (3,930,245)
                                                                                   ----------           ----------      ----------
Common Stock Outstanding                                                           67,804,546           68,467,071      68,495,894
                                                                                   ==========           ==========      ==========

                                     See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                                               Crane Co. and Subsidiaries
                                          Consolidated Statements of Cash Flows
                                                     (In Thousands)
                                                      (Unaudited)
                                                                                                           March 31,
                                                                                                    1999              1998
Cash flows from Operating activities:
  Net income                                                                                        $33,666           $29,899
  Depreciation                                                                                       10,111             9,505
  Amortization                                                                                        6,169             4,776
  Deferred income taxes                                                                               1,838              (306)
  Cash used for operating working capital                                                             6,120            (4,189)
  Other                                                                                              (7,918)            2,009
                                                                                                     ------            ------
Total provided by operating activities                                                               49,986            41,694
Cash flows used for Investing activities:
  Capital expenditures                                                                               (8,778)          (10,970)
  Purchase of equity investment                                                                      (2,008)                -
  Proceeds from disposition of capital assets                                                         4,807               116
                                                                                                     -------          --------
Total used for investing activities                                                                  (5,979)          (10,854)
Cash flows for Financing activities:
  Equity:
    Dividends paid                                                                                   (6,810)           (5,703)
    Reacquisition of shares-open market                                                             (20,313)                -
    Reacquisition of shares-stock incentive programs                                                   (656)             (418)
    Stock options exercised                                                                           2,802             1,938
                                                                                                    --------           -------
      Net equity                                                                                    (24,977)           (4,183)

  Debt:
    Proceeds from issuance of long-term debt                                                              -            20,935
    Repayments of long-term debt                                                                       (350)              (14)
    Net decrease in short-term debt                                                                  (9,095)           (5,460)
                                                                                                     -------           ------
      Net debt                                                                                       (9,445)           15,461
                                                                                                    --------           ------
Total (used for) provided by financing activities                                                   (34,422)           11,278
Effect of exchange rate on cash and cash equivalents                                                 (1,139)             (192)
                                                                                                     ------            ------
Increase in cash and cash equivalents                                                                 8,446            41,926
Cash and cash equivalents at beginning of period                                                     15,909             6,982
                                                                                                    -------           -------
Cash and cash equivalents at end of period                                                          $24,355           $48,908
                                                                                                    =======           =======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital
  Accounts receivable                                                                              $ (5,306)         $(15,246)
  Inventories                                                                                         1,043            (5,097)
  Other current assets                                                                                 (751)           (2,602)
  Accounts payable                                                                                   12,982            12,311
  Accrued liabilities                                                                               (15,053)           (9,891)
  U.S. and foreign taxes on income                                                                   13,205            16,336
                                                                                                   --------          ---------
    Total                                                                                          $  6,120          $ (4,189)
                                                                                                   ========          =========

Supplemental disclosure of cash flow information:
  Interest paid                                                                                      $5,770            $5,124
  Income taxes paid                                                                                   4,265               883
                 See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)

                  Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

        These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the company's Annual Report on Form
        10-K for the year ended December 31, 1998.

2.      Sales and operating profit by segment are as follows:

                                                   Three Months Ended
                                                       March 31,
                                                 1999             1998
                                                 ----             ----
(In thousands)
Net Sales:
Fluid Handling                                  $105,300          $118,041
Aerospace                                         97,080            94,505
Engineered Materials                              91,061            61,249
Crane Controls                                    30,160            35,002
Merchandising Systems                             50,285            46,184
Wholesale Distribution                           200,061           172,448
Other                                              3,395             3,206
Intersegment Elimination                          (2,521)           (3,818)
                                                --------          --------
                 Total                          $574,821          $526,817
                                                ========          ========

Operating Profit (Loss):
Fluid Handling                                   $ 3,845           $ 8,952
Aerospace                                         27,243            25,272
Engineered Materials                              14,658             7,551
Crane Controls                                       584             2,982
Merchandising Systems                              9,506             8,736
Wholesale Distribution                             5,740             4,428
Other                                               (145)             (383)
Corporate                                         (4,553)           (5,200)
Intersegment Elimination                             (37)               37
                                                 -------           -------
                 Total                           $56,841           $52,375
                                                 =======           =======

Part I - Financial Information (Cont'd.)

                  Notes to Consolidated Financial Statements (Unaudited)

3.      Inventories
        Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $42.1 million at March 31, 1999, $47.7 million at March 31, 1998, and $42.8 million at December 31, 1998.

4.      Intangibles
        Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range form five to twenty years. Accumulated amortization was $22.8 million at March 31, 1999, $19.5 million at March 31, 1998 and $21.8 million at December 31, 1998

5.      Cost in Excess of Net Assets Acquired
        Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $55.2 million at March 31, 1999, $39.6 million at March 31, 1998 and $50.9 million at December 31, 1998.

6. Total comprehensive income for the three months ended March 31, 1999 and 1998 was as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  1999               1998
                                                                                  ----               ----
         (In Thousands)
         Net Income                                                               $33,666            $29,899
         Other comprehensive income, net of tax
         Unrealized gain on equity investment                                         653                  -
         Foreign currency translation adjustments                                  (3,790)               108
                                                                                  -------            -------
         Comprehensive Income                                                     $30,529            $30,007
                                                                                  =======            =======

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                  Three Months Ended March 31, 1999 and 1998


This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission


Results from Operations

First Quarter of 1999 Compared to First Quarter of 1998

Net income for the quarter ended March 31, 1999, set a first quarter record of $33.7 million, an increase of 13% from $29.9 million in the same period last year. Earnings per diluted share of $.49 was a 14% increase from the $.43 reported last year. Operating profit for the first quarter increased 9% to $56.8 million on a sales increase of 9% to $574.8 million. Operating margins for the quarter were unchanged at 9.9% of sales. Cash flow (net income plus depreciation and amortization) per diluted share increased 14% for the quarter to $.73 per share.

The improved performance was led by Engineered Materials, where sales increased 49%, or $29.8 million, to $91.1 million and operating profit increased 94% to $14.7 million, compared to the first quarter of 1998. Kemlite's transportation, recreational vehicle and building products markets continued their strong growth, with sales up 14% and operating profit up 50% over 1998. The acquisitions of Sequentia (August 1998) and Plastic-Lined Piping Products (September 1998), consistent with Crane's strategy to make synergistic acquisitions that are accretive to earnings per share, added $26.0 million in sales and $3.3 million in operating profit for the quarter. These acquisitions continue to be integrated with Kemlite and Resistoflex, respectively. Operating profit margins increased to 16.1% of sales compared to 12.3% in 1998 as margins improved at Plumbing, Kemlite and Resistoflex. Order backlog decreased $4.5 million, to $29.1 million as Cortec's order backlog declined from unusually high levels in 1998.

Aerospace sales increased 3%, or $2.6 million, to $97.1 million in the quarter with all businesses continuing to benefit from the strength of their market position across all segments of the aerospace industry. Operating profit increased 8%, or $2.0 million, to $27.2 million, with Hydro-Aire and ELDEC benefiting from higher general aviation, after-market and repair/overhaul sales. Operating margins improved further, to 28.1% compared to 26.7% in the first quarter of 1998. Order backlog decreased $46.1 million to $264.7 million.

Merchandising Systems sales and operating profit were both up 9%, to $50.3 million and $9.5 million, respectively. Driven by shipments of new Euro-capable coin validators, NRI posted a 22% increase in sales and, due to lower costs, a

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                  Three Months Ended March 31, 1999 and 1998


79% increase in profit. National Vendors sales were up 7% due to higher export demand and higher sales to the domestic distributor market, but operating profit decreased versus the prior year's quarter due to investments in marketing and new product development. Operating margins were strong at 18.9% of sales, equal to the prior year. Order backlog decreased slightly from last year, to $19.7 million.

Wholesale Distribution sales increased 16%, or $27.6 million, to $200.1 million and operating profit increased 30%, or $1.3 million, to $5.7 million. This strong result was due to Huttig, where sales were up 19%, or $27.9 million, and operating profit was up 35%, or $1.0 million. These increases were due to Huttig's acquisitions of Number One Supply and Consolidated Lumber in 1998 and its focus on consolidating smaller, under-performing branches into larger, profitable regional branches, as well as increasing sales of higher-margin products throughout the company. Crane Supply's sales decreased slightly due to negative currency fluctuations, however, operating profit measured in U.S. dollars increased 11% as costs remained under control. Operating profit margins improved to 2.9% of sales compared to 2.6% in 1998 with both Huttig and Crane Supply improving.

Fluid Handling sales declined 11%, or $12.7 million, to $105.3 million. Operating profit decreased 57%, or $5.1 million, to $3.8 million. These declines were due to a 31% decline in Commercial bronze and iron valve shipments and a 26% decline in Cast Steel valve shipments. Commercial Valve's results were caused by a lack of shippable bronze valve product in the U.S. and market weakness in the U.K. Cast Steel's results were due to weak demand from the oil and gas industry. Partially offsetting this, the Quarter Turn and Wafer Check businesses achieved higher first quarter earnings and improved their operating margins. The Nuclear business was strong, as the Liberty Technologies acquisition (September 1998) was integrated with Crane's existing service organization. Operating profit margins were 3.7% versus 7.6% in 1998. Overall Fluid Handling order backlog totaled $79.0 million at March 31, 1999, versus $115.5 million in 1998.

Crane Controls sales decreased 14%, or $4.8 million, to $30.2 million and operating profit declined 80%, or $2.4 million, to $.6 million. All business units except Dynalco, which benefited from the Liberty Technologies acquisition, reported lower sales and operating profits as a result of continued weak demand for their products from the oil and gas, chemical process and general industrial markets. Operating profit margins declined to 1.9% of sales from 8.5% in the first quarter of 1998. Order backlog slipped 4%, to $30.8 million.

During the quarter, the company repurchased 801,700 shares of its stock in the open market at a total cost of $20.3 million. Also during the quarter, the company increased its shelf registration for unsecured debt securities with the U.S. Securities and Exchange Commission to $300 million.

Net interest expense for the quarter ended March 31, 1999 increased 21%, due to acquisitions made in 1998.

The effective tax rate decreased to 35.5% for the three months ended March 31, 1999 as opposed to 36.2% at March 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                  Three Months Ended March 31, 1999 and 1998


Liquidity and Capital Resources
During the three months of 1999 the company generated $50.0 million of cash from operating activities, compared to $41.7 million in 1998.

Net debt totaled 36.7 percent of capital at March 31, 1999 compared to 31.6% in 1998. The current ratio was 2.0 with working capital totaling $352.3 million at March 31, 1999 compared to 2.2 and $363.3 million at March 31, 1998. The company had unused credit lines of $516.1 million at March 31, 1999.


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

Year 2000 costs incurred to date are approximately $21.3 million, of which $7.2 million was expensed and $14.1 million was capitalized. Estimated future costs to complete the Year 2000 program are $7.1 million, of which $3.9 million will be expensed as incurred and the remaining $3.2 million will be capitalized. These costs have been, and will continue to be, funded from normal operating cash flows of the business. No other information technology projects have been or are being delayed by this program.

Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                  Three Months Ended March 31, 1999 and 1998


The company believes that completed and planned modifications and conversions of its software and hardware systems, its products and its efforts to verify the readiness and compliance of material third parties will allow it to meet its Year 2000 compliance schedule. However, the success of the Year 2000 compliance program is based on the availability of a variety of technical experts, expected successful software modifications being performed by third parties, timely delivery of new software and hardware systems, and other factors. A deficiency with respect to any of these factors could cause a failure in the company's Year 2000 program, in whole or in part. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could have a material adverse effect on the company's results of operations, liquidity or financial condition. Due to the inherent uncertainty in the Year 2000 problem, particularly in regard to third party vendor and customer Year 2000 readiness, the company is unable to determine at this time whether the consequences of any Year 2000 disruptions or failures will have a material adverse effect on the company's results of operations, liquidity or financial condition. However, based on current information, the most reasonably likely worst case scenario would involve the temporary disruption of the company's ability to fulfill customer orders and no material adverse effect on the company's financial condition is expected from this specific scenario.


Part II - Other Information
Item 1.   Legal Proceedings

               There have been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 4. Submission of Matters to a vote of Security Holders

               A) The Annual Meeting of shareholders was held on April 5, 1999.

               B) The following two Directors  were reelected to serve for three years until the Annual Meeting of 2002.

                              Mr. E. Thayer Bigelow
                                      Vote for                  -   60,555,469
                                      Vote withheld             -      653,792

                              Mr. Charles J. Queenan, Jr.
                                      Vote for                  -   60,523,804
                                      Vote withheld             -      685,457

                  The following Director was newly elected to serve for three years until the Annual Meeting of 2002.

                              Mr. John J. Lee
                                      Vote for                  -   60,549,550
                                      Vote withheld             -      659,711

               C) The shareholders approved the selection of Deloitte & Touche
                  LLP as independent auditors for the company for 1999.

                                      Vote for                  -   60,718,609
                                      Vote against              -      230,356
                                      Abstained                 -      260,296

               D) The  shareholders  approved  the  proposal to increase the number of authorized shares of Common Stock to 200,000,000 from 80,000,000.
                                      Vote for                  -   45,154,003
                                      Vote against              -   15,588,051
                                      Abstained                 -      467,207


Item 6. Exhibits and Reports on Form 8-K

        11. Computation of earnings per share for the quarters March 31, 1999 and 1998.

        27. Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          CRANE CO.
                                                         REGISTRANT



Date May 14, 1999                             By /s/       D.S. Smith
     ------------                                   --------------------------
                                                           D.S. SMITH
                                                     Vice President and Chief
                                                         Financial Officer




Date May 14, 1999                             By /s/       M.L. Raithel
    ------------                                   --------------------------
                                                           M.L. RAITHEL
                                                            Controller

                                             Crane Co. and Subsidiaries
                                              Exhibit 11 to Form 10-Q
                                     Computation of Net Income per Common Share
                                      (In Thousands, Except Per Share Amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 1999          1998

Basic Net Income Per Share:

  Net Income                                                   $33,666       $29,899
                                                               =======       =======

  Average Basic Shares Outstanding                              68,218        68,387

  Basic Net Income Per Share                                   $   .49       $   .44
                                                               =======       =======


Diluted Net Income Per Share:

  Net Income                                                   $33,666       $29,899
                                                               =======       =======

  Average Basic Shares Outstanding                              68,218        68,387

  Add Diluted Effect of Stock Options                              563           921
                                                                ------        ------

  Average Diluted Shares Outstanding                            68,781        69,308
                                                               =======       =======

  Diluted Net Income Per Share                                 $   .49       $   .43
                                                               =======       =======