Form 10-Q
period 1999-06-30
CRANE CO /DE/
filed 1999-08-13
CIK 25445

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 1999

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


                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 1999:

               Common stock, $1.00 Par Value - 67,667,900 shares

Part I - Financial Information
Item 1.  Financial Statements

                          Crane Co. and Subsidiaries
                       Consolidated Statements of Income
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1999       1998         1999       1998
Net Sales                         $611,247   $563,399   $1,186,069  $1,090,217

Operating Costs and Expenses:
  Cost of sales                    443,305    403,838      856,943     783,828
  Selling, general and
    Administrative                  84,580     83,054      172,643     163,227
  Depreciation and amortization     18,012     14,238       34,292      28,519
                                   545,897    501,130    1,063,878     975,574

Operating Profit                    65,350     62,269      122,191     114,643

Other Income (Expense):
  Interest income                      855        831        2,224       1,375
  Interest expense                  (7,415)    (6,334)     (15,337)    (12,274)
  Miscellaneous - net                2,157       (136)       4,064        (214)
                                    (4,403)    (5,639)      (9,049)    (11,113)

Income Before Taxes                 60,947     56,630      113,142     103,530

Provision for Income Taxes          21,636     20,073       40,165      37,074

Net Income                        $ 39,311   $ 36,557     $ 72,977    $ 66,456


Net Income Per Share:
    Basic                             $.58       $.53        $1.07        $.97
    Diluted                            .57        .53         1.06         .96
Average Basic Shares Outstanding    67,890     68,466       68,090      68,469
Average Diluted Shares              68,511     69,398       68,702      69,432
Outstanding
Dividends Per Share                   $.10       $.08         $.20        $.17

                 See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                          Crane Co. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)

                                              June 30,        December 31,
                                        1999         1998         1998
Assets
Current Assets
  Cash and cash equivalents         $    7,548   $   49,921   $   15,909

  Accounts receivable                  324,042      296,208      303,245

  Inventories:
    Finished goods                     157,524      121,442      146,898
    Finished parts and subassemblies    58,377       51,577       58,644
    Work in process                     33,630       48,157       38,743
    Raw materials                       73,859       81,679       86,059
                                       323,390      302,855      330,344

  Other Current Assets                  45,487       36,087       49,468

    Total Current Assets               700,467      685,071      698,966

  Property, Plant and Equipment:
    Cost                               642,317      605,310      645,383
    Less accumulated depreciation      344,274      324,458      337,816
                                       298,043      280,852      307,567

  Other Assets                          30,423       30,452       32,964

  Intangibles                           48,523       49,911       50,073
  Cost in excess of net assets
   acquired                            353,413      223,262      365,104

                                    $1,430,869   $1,269,548   $1,454,674

                See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                          Crane Co. and Subsidiaries
                          Consolidated Balance Sheets
              (In Thousands, Except Share and Per Share Amounts)
                                  (Unaudited)
                                                   June 30,        December 31,
                                               1999         1998         1998
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt    $      727   $      861   $      787
  Loans payable                               39,385       17,357       50,401
  Accounts payable                           143,535      138,575      132,376
  Accrued liabilities                        130,876      129,061      148,938
  U.S. and foreign taxes on income            21,453       16,477       18,660
    Total Current Liabilities                335,976      302,331      351,162

  Long-Term Debt                             318,785      287,301      359,090

  Deferred Income Taxes                       27,864       22,569       26,184

  Other Liabilities                           20,446       25,608       28,235

  Accrued Postretirement Benefits             39,738       40,841       40,814

  Accrued Pension Liability                    3,355        6,432        5,955

  Preferred Shares, par value $.01                 -            -            -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00               72,426       72,426       72,426
   200,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                             96,262       89,624       96,262
  Retained earnings                          634,816      513,891      574,797
  Accumulated other comprehensive income     (22,237)     (20,841)     (18,036)
(loss)
  Common stock held in treasury              (96,562)     (70,634)     (82,215)
    Total Common Shareholders Equity         684,705      584,466      643,234

                                          $1,430,869   $1,269,548   $1,454,674


Common Stock Issued                       72,426,139   72,426,139   72,426,139
Less Common Stock held in Treasury        (4,512,827)  (3,895,311)  (3,930,245)
Common Stock Outstanding                  67,913,312   68,530,828   68,495,894

                See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                          Crane Co. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In Thousands)
                                  (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1999        1998
Cash flows from Operating activities:
  Net income                                              $ 72,977     $ 66,456
  Depreciation                                              20,352       18,796
  Amortization                                              13,940        9,723
  Deferred income taxes                                      2,856          (60)
  Cash used for operating working capital                  (21,867)     (15,913)
  Other                                                     (8,008)      (1,346)
Total provided by operating activities                      80,250       77,656
Cash flows used for Investing activities:
  Capital expenditures                                     (18,348)     (22,877)
  Purchase of equity investment                             (2,029)          -
  Sale of equity investment                                  5,361           -
  Payments for acquisitions                                 (2,000)     (17,640)
  Proceeds from disposition of capital assets                8,421        5,100
Total used for investing activities                         (8,595)     (35,417)
Cash flows (used for) provided by Financing
activities:
  Equity:
    Dividends paid                                         (13,595)     (11,423)
    Reacquisition of shares-open market                    (20,433)      (2,784)
    Reacquisition of shares-stock incentive programs          (745)      (1,100)
    Stock options exercised                                  5,417        2,764
      Net equity                                           (29,356)     (12,543)
  Debt:
    Proceeds from issuance of long-term debt               115,000       22,580
    Repayments of long-term debt                          (150,801)      (1,030)
    Net decrease in short-term debt                        (14,411)      (8,112)
      Net debt                                             (50,212)      13,438
Total (used for) provided by financing activities          (79,568)         895
Effect of exchange rate on cash and cash equivalents          (448)        (195)
Increase (decrease) in cash and cash equivalents            (8,361)      42,939
Cash and cash equivalents at beginning of period            15,909        6,982
Cash and cash equivalents at end of period                $  7,548     $ 49,921
Detail of Cash Provided by (Used for) Operating
Activities
  Working capital:
    Accounts receivable                                   $(22,497)    $(21,479)
    Inventories                                              6,534       (9,500)
    Other current assets                                     3,551       (1,548)
    Accounts payable                                        12,180       14,839
    Accrued liabilities                                    (24,604)      (1,553)
    U.S. and foreign taxes on income                         2,969        3,328
     Total                                                $(21,867)    $(15,913)

Supplemental disclosure of cash flow information:
  Interest paid                                            $16,702      $11,864
  Income taxes paid                                         32,652       30,202
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

2.   Sales and operating profit by segment are as follows:

                         Three Months Ended     Six Months Ended
                              June 30,              June 30,
                          1999       1998       1999        1998
(In thousands)
Net Sales:
Fluid Handling           $103,314   $113,056  $  208,614  $  231,098
Aerospace                  95,795    100,447     192,875     194,952
Engineered Materials       94,383     64,132     185,444     125,381
Crane Controls             30,986     35,218      61,146      70,220
Merchandising Systems      50,662     49,829     100,947      96,013
Wholesale Distribution    236,047    200,882     436,108     373,330
Other                       3,125      3,670       6,520       6,876
Intersegment               (3,065)    (3,835)     (5,586)     (7,653)
Elimination
         Total           $611,247   $563,399  $1,186,068  $1,090,217

Operating Profit
(Loss):
Fluid Handling            $ 2,489    $ 6,771    $  6,334    $ 15,723
Aerospace                  27,677     31,261      54,920      56,532
Engineered Materials       16,633      9,694      31,291      17,245
Crane Controls              1,227      2,995       1,811       5,977
Merchandising Systems      11,274      9,675      20,780      18,411
Wholesale Distribution      9,832      7,701      15,572      12,129
Other                        (134)       157        (279)       (226)
Corporate                  (3,584)    (5,936)     (8,137)    (11,136)
Intersegment                  (64)       (49)       (101)        (12)
Elimination
         Total            $65,350    $62,269    $122,191    $114,643

Part I - Financial Information (Cont'd.)

             Notes to Consolidated Financial Statements (Unaudited)

3.   Inventories
     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $42.5 million at June 30, 1999, $48.0 million at June 30, 1998, and $42.8 million at December 31, 1998.

4.   Intangibles
     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range form five to twenty years. Accumulated amortization was $23.8 million at June 30, 1999, $20.5 million at June 30, 1998 and $21.8 million at December 31, 1998

5.   Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $60.0 million at June 30, 1999, $42.1 million at June 30, 1998 and $50.9 million at December 31, 1998.

6. Total comprehensive income for the three and six-month periods ended June 30, 1999 and 1998 was as follows:

(In thousands)                       Three Months Ended   Six Months Ended
                                          June 30,            June 30,
                                       1999     1998       1999      1998
Net Income                           $39,311    $36,557    $72,977   $66,456
Other comprehensive income, net of
tax
Foreign currency translation
adjustments                             (411)    (4,399)    (4,201)   (4,291)
Comprehensive Income                 $38,900    $32,158    $68,776   $62,165

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 1999


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

Second Quarter of 1999 Compared to Second Quarter of 1998

Net income for the quarter ended June 30, 1999 set a second quarter record, rising 8% to $39.3 million, or $.57 per diluted share outstanding, from the $36.6 million or $.53 per diluted share outstanding reported for the 1998 second quarter. Operating profit for the second quarter increased 5% to $65.4 million on a sales increase of 9% to $611.2 million. Operating margins for the quarter were 10.7% of sales compared to 11.1% in 1998. Cash flow (net income plus depreciation and amortization) per diluted share outstanding increased 14% for the quarter to $.83.

Engineered Materials sales increased by 47%, or $30.3 million, to $94.4 million and operating profit increased 72% to $16.6 million, versus the second quarter of 1998 with the Sequentia and Plastic-Lined Piping Products acquisitions contributing to these increases. Kemlite's transportation, recreational vehicle and building products markets continued their strong growth, with sales up 13% and operating profit up 56% over 1998. Operating profit margins increased to 17.6% of sales compared to 15.1% in 1998 as margins improved at Kemlite and Resistoflex. Order backlog decreased $3.3 million from June 30,1998, to $24.0 million at June 30, 1999.

Merchandising Systems sales increased 2%, from $49.8 million to $50.7 million, and operating profit increased 17%, from $9.7 million to $11.3 million, respectively. Driven by high demand for its new Euro-capable coin validators and four tube coin changer, NRI posted a 13% increase in sales and, combined with lower costs, a 31% increase in operating profit. National Vendors sales were at last year's level and operating profit increased by 10% versus the prior year's quarter. Operating margins increased to 22.3% of sales compared to 19.4% in 1998. Order backlog increased $2.2 million over last year, to $21.4 million.

Wholesale Distribution sales increased $35.2 million, or 18%, to $236.0 million and operating profit increased $2.1 million, or 28%, to $9.8 million. Huttig's sales were up 19%, to $206.0 million, and operating profit was up 40%, to $7.8 million. The acquisitions of Number One Supply and Consolidated Lumber in 1998 contributed to the improved results. Crane Supply's sales and operating profit increased 7% and 9%, respectively. Operating profit margins improved to 4.2% of sales compared to 3.8% in 1998 with both Huttig and Crane Supply improving.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 1999


Aerospace sales decreased 5%, or $4.7 million, to $95.8 million in the quarter with all businesses except Lear Romec being negatively impacted by slowing aerospace markets. Operating profit decreased 11%, or $3.6 million, to $27.7 million, with Hydro-Aire and ELDEC results being affected by lower sales volumes in the commercial, after-market and government markets. During the quarter Hydro-Aire was selected to supply the brake control systems for the Bombardier BD90 and BD100 programs. Operating margins were 28.9% of sales, compared to 31.1% in the second quarter of 1998. Order backlog decreased $57.1 million to $250.9 million at June 30, 1999, versus $308.0 million at June 30, 1998.

Fluid Handling sales declined 9%, or $9.7 million, to $103.3 million. Operating profit decreased 63% to $2.5 million. These declines were due to a 28% decline in Commercial bronze and iron valve shipments and a 19% decline in Cast Steel valve shipments and included $1.2 million in legal and severance costs. Commercial Valve's results were caused by a lack of orders related to past supply shortages of shippable bronze valve product in the U.S. and continued market weakness in the U.K. Cast Steel's results were due to weak demand from the oil and gas industry. Partially offsetting this, Crane Pumps and Systems increased sales slightly and had operating profit margins of 11% while Crane Nuclear and Service Centers achieved higher second quarter operating profit. Operating profit margins were 2.4% versus 6.0% in 1998. Overall Fluid Handling order backlog totaled $74.0 million at June 30, 1999, versus $114.5 million for 1998.

Crane Controls sales decreased 12%, or $4.2 million, to $31.0 million and operating profit declined 59%, or $1.8 million, to $1.2 million. All business units except Dynalco, which benefited from the Liberty Technologies acquisition (September 1998), reported lower sales and operating profit as a result of continued weak demand for their products from the oil and gas, chemical process and general industrial markets. Operating profit margins declined to 4.0% of sales from 8.5% in the second quarter of 1998. Order backlog slipped 6%, to $28.6 million.

During the quarter, the company reduced debt by $41.0 million. Also during the quarter, the company announced that it is investigating a potential spin-off of its Huttig Building Products subsidiary as a separate public company.

Net interest expense for the quarter increased 19% due to increased financing costs for acquisitions made in 1998.


Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 1999


Six Months Ended June 30,1999 Compared to Six Months Ended June 30,1998

For the six months ended June 30, 1999, net income increased 10% to $73.0 million, or $1.06 per diluted share outstanding, from the $66.5 million, or $.96 per diluted share outstanding, in the comparable 1998 period. Operating profit for the six months increased 7% to $122.2 million on a sales increase of 9% to $1.2 billion. Cash flow (net income plus depreciation and amortization) per diluted share increased 14% to $1.56.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 1999


Engineered Materials sales increased by 48%, or $60.1 million, to $185.4 million and operating profit increased 81% to $31.3 million, versus the same six month period in 1998 with the Sequentia and Plastic-Lined Piping Products acquisitions contributing to these increases. Kemlite's transportation, recreational vehicle and building products markets continued their strong growth, with sales up 14% and operating profit up 53% over 1998. Operating profit margins increased to 16.9% of sales compared to 13.8% in 1998 as margins improved at Kemlite and Resistoflex.

Merchandising Systems sales increased 5%, from $96.0 million to $100.9 million, and operating profit increased 13%, from $18.4 million to $20.8 million, respectively. Driven by high demand for its new Euro-capable coin validators and four tube coin changer, NRI posted an 18% increase in sales and, combined with lower costs, a 38% increase in operating profit. National Vendors sales increased 3% compared to last year's level and operating profit increased by 2% as the company continued to invest in new product development. Operating margins increased to 20.6% of sales compared to 19.2% in 1998.

Wholesale Distribution sales increased $62.8 million, or 17%, to $436.1 million and operating profit increased $3.4 million, or 28%, to $15.6 million. Huttig's sales were up 19%, to $380.8 million, and operating profit was up 38%, to $11.9 million. The acquisitions of Number One Supply and Consolidated Lumber in 1998 contributed to the improved results. Crane Supply's sales increased 3% and operating profit increased 10%, respectively. Operating profit margins improved to 3.6% of sales compared to 3.2% in 1998 with both Huttig and Crane Supply improving.

Aerospace sales decreased 1%, or $2.1 million, to $192.9 million during the six-month period with the segment being negatively impacted by reduced government and military aerospace sales. Interpoint's sales decreased due to lower shipments of its medical product line. Operating profit decreased 3%, or $1.6 million, to $54.9 million, due to the lower sales volumes mentioned above. Operating margins were 28.5% of sales, compared to 29.0% in the same six-month period of 1998.

Fluid Handling sales declined 10%, or $22.5 million, to $208.6 million. Operating profit decreased 60% to $6.3 million. These declines were due continued weak demand at the Commercial Valve, Cast Steel and Quarter Turn businesses. Also, $1.5 million in legal and severance costs were include in the six-month period's results. Partially offsetting this, Crane Pumps and Systems and Cochrane increased sales while Crane Nuclear and Wafer Check achieved higher second quarter sales and operating profits. Operating profit margins were 3.0% versus 6.8% in 1998.

Crane Controls sales decreased 13%, or $9.1 million, to $61.1 million and operating profit declined 70%, or $4.2 million, to $1.8 million. All business units except Dynalco, which benefited from the Liberty Technologies acquisition (September 1998), reported lower sales and operating profit as a result of continued weak demand for their products from the oil and gas, chemical process and general industrial markets. Operating profit margins declined to 3.0% of sales from 8.5% compared to 1998.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 1999


Net interest expense for the six months ended June 30, 1999 increased 20%, due to increased financing costs for acquisitions made in 1998.

The effective tax rate decreased to 35.5% for the six months ended June 30, 1999 as opposed to 35.8% at June 30, 1998.

Liquidity and Capital Resources During the six months of 1999 the company generated $80.3 million of cash from operating activities, compared to $77.7 million in 1998.

Net debt totaled 33.9% of capital at June 30, 1999 compared to 30.4% in 1998. The current ratio was 2.1 with working capital totaling $364.5 million at June 30, 1999 compared to 2.3 and $382.7 million at June 30, 1998. The company had unused credit lines of $366.5 million at June 30, 1999.

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

The  company's   Year  2000  Program  was  initiated  in  1997.   Virtually  all
mission-critical systems, including IT and non-IT systems, are in the implementation phase or are compliant. Non mission-critical systems are in various phases of completion and an immaterial amount of work on them is expected to continue into the year 2000. It is expected that virtually all mission-critical systems will be implemented, tested and validated by September of 1999.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 1999


Year 2000 costs incurred to date are approximately $25.4 million, of which $9.2 million was expensed and $16.2 million was capitalized. Estimated future costs to complete the Year 2000 program are $2.8 million, of which $1.7 million will be expensed as incurred and the remaining $1.1 million will be capitalized. These costs have been, and will continue to be, funded from normal operating cash flows of the business. No other information technology projects have been or are being delayed by this program.

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




                                                 CRANE CO.
                                                REGISTRANT



Date August 13, 1999                 By /s/       D.S. Smith
                                           D.S. SMITH
                                       Vice President and Chief
                                           Financial Officer




Date August 13, 1999                 By /s/       M.L. Raithel
                                           M.L. RAITHEL
                                            Controller

                          Crane Co. and Subsidiaries
                            Exhibit 11 to Form 10-Q
                  Computation of Net Income per Common Share
                   (In Thousands, Except Per Share Amounts)

                                  Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                     1999      1998       1999     1998

Basic Net Income Per Share:

  Net Income                       $39,311   $36,557    $72,977   $66,456

  Average Basic Shares              67,890    68,466     68,090    68,469
Outstanding

  Basic Net Income Per Share         $ .58     $ .53      $1.07     $ .97


Diluted Net Income Per Share:

  Net Income                       $39,311   $36,557    $72,977   $66,456

  Average Basic Shares              67,890    68,466     68,090    68,469
Outstanding

  Add Diluted Effect of Stock
Options                                621       932        612       963

  Average Diluted Shares
Outstanding                         68,511    69,398     68,702    69,432

  Diluted Net Income Per Share       $ .57     $ .53      $1.06     $ .96