Form 10-Q
period 1999-09-30
CRANE CO /DE/
filed 1999-11-15
CIK 25445

FORM 10-Q

                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       September 30, 1999

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

                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 1999:

                     Common stock, $1.00 Par Value - 65,891,262 shares

Part I - Financial Information
Item 1.  Financial Statements

                                 Crane Co. and Subsidiaries
                             Consolidated Statements of Income
                          (In Thousands, Except Per Share Amounts)
                                        (Unaudited)

                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                         1999        1998         1999          1998
Net Sales                                $384,193    $393,229    $1,189,507    $1,163,806

Operating Costs and Expenses:
  Cost of sales                           270,683     255,412       797,275       761,510
  Selling, general and
    Administrative                         66,019      71,183       203,257       203,260
  Depreciation and amortization            15,171      14,032        46,260        40,325
                                          -------     -------     ---------     ---------
                                          351,873     340,627     1,046,792     1,005,095

Operating Profit                           32,320      52,602       142,715       158,711

Other Income (Expense):
  Interest income                           2,068       2,417         8,079         6,622
  Interest expense                         (6,068)     (7,142)      (21,339)      (19,335)
  Miscellaneous - net                         (15)         46         4,819           (53)
                                           -------     -------       -------      --------
                                           (4,015)     (4,679)       (8,441)      (12,766)

Income Before Taxes                        28,305      47,923       134,274       145,945

Provision for Income Taxes                  9,958      16,253        47,394        51,396
                                           ------      ------        ------        ------

Income from Continuing Operations          18,347      31,670        86,880        94,549

Income from Discontinued Operations         4,008       5,105         8,452         8,683
                                           ------      ------        ------        ------

Net Income                               $ 22,355    $ 36,775      $ 95,332      $103,232
                                         ========    ========      ========      ========

Basic Net Income Per Share:
Income from Continuing Operations            $.27        $.46         $1.28         $1.38
Income from Discontinued Operations           .06         .08           .13           .13
Net Income                                   $.33        $.54         $1.41         $1.51
Average Basic Shares Outstanding           67,346      68,670        67,810        68,543

Diluted Net Income Per Share:
Income from Continuing Operations            $.27        $.46         $1.27         $1.36
Income from Discontinued Operations           .06         .07           .12           .13
Net Income                                   $.33        $.53         $1.39         $1.49
Average Diluted Shares Outstanding         67,853      69,407        68,370        69,415

Dividends Per Share                          $.10        $.10          $.30          $.27

                        See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                                 Crane Co. and Subsidiaries
                                Consolidated Balance Sheets
                     (In Thousands, Except Share and Per Share Amounts)
                                        (Unaudited)

                                                  September 30,        December 31,
                                               1999          1998          1998
Assets
Current Assets
  Cash and cash equivalents                      $15,013      $ 17,377     $ 16,195

  Accounts receivable                            227,945       247,649      236,217

  Inventories:
    Finished goods                               105,720       108,258      109,135
    Finished parts and subassemblies              56,193        53,745       58,643
    Work in process                               27,252        45,683       36,571
    Raw materials                                 71,351        88,156       82,865
                                                 -------       -------      -------
                                                 260,516       295,842      287,214

  Net Assets of Discontinued Operations          142,954       134,340      120,660
  Other Current Assets                            37,764        40,715       44,830
                                                 -------       -------      -------
    Total Current Assets                         684,192       735,923      705,116

Property, Plant and Equipment:
  Cost                                           582,683       564,559      574,329
  Less accumulated depreciation                  322,542       296,532      304,069
                                                 -------       -------      -------
                                                 260,141       268,027      270,260

Other Assets                                      30,876        30,128       32,661

Intangibles                                       44,741        48,288       47,373
Cost in excess of net assets acquired            308,626       326,333      324,321
                                              ----------    ----------   ----------
                                              $1,328,576    $1,408,699   $1,379,731
                                              ==========    ==========   ==========

                       See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                                 Crane Co. and Subsidiaries
                                Consolidated Balance Sheets
                     (In Thousands, Except Share and Per Share Amounts)
                                        (Unaudited)
                                                         September 30,          December 31,
                                                      1999           1998          1998
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt                   $  429         $  481        $  468
  Loans payable                                          26,632         73,070        50,401
  Accounts payable                                       93,569        104,184        87,665
  Accrued liabilities                                   120,183        125,082       129,795
  U.S. and foreign taxes on income                       15,606         22,311        16,967
                                                        -------        -------       -------
    Total Current Liabilities                           256,419        325,128       285,296

Long-Term Debt                                          313,209        382,221       357,710

Deferred Income Taxes                                    26,096         24,122        26,289

Other Liabilities                                        22,380         28,356        27,735

Accrued Postretirement Benefits                          32,183         33,949        33,512

Accrued Pension Liability                                 3,570          6,540         5,955

Preferred Shares, par value $.01                              -              -             -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00                          72,426         72,426        72,426
   200,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                                        96,262         89,624        96,262
  Retained earnings                                     650,668        545,152       574,797
  Accumulated other comprehensive income (loss)         (18,835)       (20,677)      (18,036)
  Common stock held in treasury                        (125,802)       (78,142)      (82,215)
                                                       --------        -------       -------
    Total Common Shareholders Equity                    674,719        608,383       643,234
                                                     ----------     ----------    ----------
                                                     $1,328,576     $1,408,699    $1,379,731
                                                     ==========     ==========    ==========

Common Stock Issued                                      72,426         72,426        72,426
Less Common Stock held in Treasury                       (5,699)        (3,801)       (3,930)
                                                         ------         ------        ------
Common Stock Outstanding                                 66,727         68,625        68,496
                                                         ======         ======        ======

                       See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                                 Crane Co. and Subsidiaries
                           Consolidated Statements of Cash Flows
                                       (In Thousands)
                                        (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                                1999       1998
Cash flows from Operating activities:
  Income from Continuing Operations                             $86,880     $94,549
  Special Charges                                                16,299           -
  Depreciation                                                   27,699      25,943
  Amortization                                                   18,561      14,382
  Deferred income taxes                                           2,247        (169)
  Cash provided by (used for) operating working capital          14,240      (7,015)
  Other                                                          (9,897)       (219)
                                                                -------     -------
Total provided by operating activities                          156,029     127,471
Cash flows used for Investing activities:
  Capital expenditures                                          (21,542)    (39,235)
  Purchase of equity investment                                  (2,029)          -
  Sale of equity investment                                       5,361           -
  Payments for acquisitions                                           -    (178,763)
  Proceeds from disposition of capital assets                     6,618       5,007
                                                                --------   ---------
Total used for investing activities                             (11,592)   (212,991)
Cash flows (used for) provided by Financing activities:
  Equity:
    Dividends paid                                              (20,301)    (18,331)
    Reacquisition of shares-open market                         (47,415)     (6,323)
    Reacquisition of shares-stock incentive programs               (756)    (10,922)
    Stock options exercised                                       5,846       8,633
                                                                --------    --------
      Net equity                                                (62,626)    (26,943)
  Debt
    Proceeds from issuance of long-term debt                    133,000     142,580
    Repayments of long-term debt                               (189,870)     (5,358)
    Net decrease in short-term debt                             (11,882)     28,439
                                                                --------    -------
      Net debt                                                  (68,752)    165,661
                                                               ---------    -------
Total (used for) provided by financing activities              (131,378)    138,718
Cash Used in Discontinued Operations                            (13,841)    (45,061)
Effect of exchange rate on cash and cash equivalents               (400)        718
                                                                 -------      -----
Increase (decrease) in cash and cash equivalents                 (1,182)      8,855
Cash and cash equivalents at beginning of period                 16,195       8,522
                                                                -------     -------
Cash and cash equivalents at end of period                      $15,013     $17,377
                                                                =======     =======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                         $ 7,322    $(11,615)
    Inventories                                                  20,776     (18,544)
    Other current assets                                          6,601       4,383
    Accounts payable                                              2,705       3,232
    Accrued liabilities                                         (22,028)      4,992
    U.S. and foreign taxes on income                             (1,136)     10,537
                                                                -------     --------
      Total                                                     $14,240     $(7,015)
                                                                =======     ========

Supplemental disclosure of cash flow information:
  Interest paid                                                 $22,559     $17,921
  Income taxes paid                                              48,120      43,388
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

     As   explained  in the  Management's  Discussion  and Analysis of Financial
     Condition  section,  the company began  reporting its Huttig  Building
     Products subsidiary as a discontinued  operation this quarter. In this accounting treatment,  the total net assets of Huttig are shown on the balance sheet as "net assets of discontinued  operations",  and on the statement  of  operations  only the net income of Huttig is shown,  as
     "income from  discontinued  operations".  Prior year amounts have been reclassed to conform to this treatment.

     Theseinterim   consolidated   financial   statements   should  be  read  in
     conjunction  with the Consolidated  Financial  Statements and Notes to
     Consolidated  Financial  Statements in the companys  Annual Report on
     Form 10-K for the year ended December 31, 1998.

2.   Sales and operating profit by segment are as follows:

                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                              1999        1998         1999          1998
(In Thousands)
Net Sales:
Fluid Handling                $122,452    $135,344      $383,401      $416,743
Aerospace                       89,833     102,458       282,708       297,410
Engineered Materials            89,724      72,992       275,168       198,373
Crane Controls                  30,115      32,294        91,261       102,514
Merchandising Systems           50,089      49,039       151,036       145,052
Other                            3,149       3,108         9,669         9,984
Intersegment Elimination        (1,169)     (2,006)       (3,736)       (6,270)
                              --------    --------    ----------    ----------
          Total               $384,193    $393,229    $1,189,507    $1,163,806
                              ========    ========    ==========    ==========

Operating Profit (Loss):
Fluid Handling                 $(3,913)    $ 4,736        $6,137      $ 24,024
Aerospace                       16,246      31,680        71,166        88,212
Engineered Materials            14,799      10,979        46,090        28,224
Crane Controls                    (631)      2,277         1,180         8,254
Merchandising Systems           10,007       8,244        30,787        26,655
Other                             (156)       (212)         (435)         (438)
Corporate                       (3,988)     (5,117)      (12,065)      (16,223)
Intersegment Elimination           (44)         15          (145)            3
                               -------     -------      --------      --------
          Total                $32,320     $52,602      $142,715      $158,711
                               =======     =======      ========      ========

Part I - Financial Information (Cont'd.)

                    Notes to Consolidated Financial Statements (Unaudited)

     3. Inventories Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $27.5 million at September 30, 1999, $28.8 million at September 30, 1998, and $27.5 million at December 31, 1998.

     4. Intangibles Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $22.9 million at September 30, 1999, $19.6 million at September 30, 1998 and $20.2 million at December 31, 1998

     5. Cost in Excess of Net Assets Acquired Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $56.4 million at September 30, 1999, $40.1 million at September 30, 1998 and $44.6 million at December 31, 1998.

     6. Total comprehensive income for the three and nine-month periods ended September 30, 1999 and 1998 was as follows:

(In thousands)                              Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                              1999       1998       1999       1998
Net Income                                    $22,355    $36,775    $95,332    $103,232
Other comprehensive income, net of tax
Foreign currency translation adjustments        3,402        164       (799)     (4,127)
                                              -------    -------    -------     -------
Comprehensive Income                          $25,757    $36,939    $94,533     $99,105
                                              =======    =======    =======     =======

Item 2.        Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations
                            Three Months Ended September 30, 1999

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present managements expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission

Results from Operations

Third Quarter of 1999 Compared to Third Quarter of 1998

Net income for the quarter ended September 30, 1999 was $22.4 million, or $.33 per diluted share outstanding (after a special charge of $18.4 million pre-tax ($11.9 million after-tax) or $.18 per diluted share outstanding) compared to $36.8 million, or $.53 per diluted share outstanding, for the third quarter of 1998. Operating profit for the third quarter was $32.3 million (after the special charge) versus $52.6 million in 1998 on a sales decrease of 2%. Operating margins were 8.4% (13.2% before the special charge) compared to 13.4% in the third quarter of 1998.

Engineered Materials sales increased by 23%, or $16.7 million, to $89.7 million. Operating profit increased 41% to $15.4 million from the third quarter of 1998 before a special charge of $.7 million. The improved results were due to strong growth in Kemlite's transportation, recreational vehicle and building products markets, the Plastic Lined Pipe and Sequentia acquisitions completed in the third quarter of 1998, and continued operational improvement at Resistoflex and Crane Plumbing. Before the special charge, operating profit margins increased to 17.2% of sales compared to 15.0% in 1998. Order backlog increased $.2 million from June 30, 1999, to $24.1 million.

Merchandising Systems sales increased 2%, from $49.0 million to $50.1 million, and operating profit increased 21%, from $8.2 million to $10.0 million, respectively. NRI's 13% sales increase and near doubling in operating profit were driven by high demand for its new Euro-capable coin validators and four tube coin changer. National Vendors sales were flat but operating profit increased by 11%. Operating margins increased to 20.0% of sales compared to 16.8% in 1998. Order backlog declined $3.2 million from June 30,1999, to $18.1 million.

Aerospace sales decreased 12%, or $12.6 million, to $89.8 million in the quarter with all businesses except Lear Romec being negatively impacted by slowing aerospace markets. Before the special charge of $6.7 million (which included $3 million in warranty costs), operating profit decreased 27%, or $8.7 million, to $23.0 million, with Hydro-Aire and ELDEC results being negatively affected by lower commercial OEM and aftermarket revenues. Operating margins before the special charge were 25.6% of sales, compared to 30.9% in the third quarter of 1998. It is expected that $7.1 million will be saved annually in payroll costs as a result of the restructuring actions taken this quarter. Order backlog increased $1.1 million from June 30,1999, to $252.0 million.

Item 2.        Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations
                            Three Months Ended September 30, 1999

Fluid Handling sales declined 10%, or $12.9 million, to $122.5 million. Before a special charge for restructuring of $8.8 million, which is expected to generate annual savings of $4.4 million, operating profit increased slightly to $4.9 million from $4.7 million in 1998. This segment remains weak with a 40% decrease in Cast Steel valve shipments, a 33% decrease in Quarter Turn valves and a 28% decrease of Wafer Check valve sales, due to continued weak demand from the oil and gas industry and in Asian markets. Partially offsetting these declines, Crane Nuclear, Cochrane and Crane Supply achieved higher third quarter operating profits. Crane Supply is now reported as part of the Fluid Handling segment in recognition of the nature of its product line and its close alignment with the rest of that segment's businesses. Before the restructuring charge, operating profit margins were 4.0% versus 3.5% in 1998. Overall Fluid Handling order backlog $90.4 million at September 30, 1999.

Crane Controls sales decreased 7%, or $2.2 million, to $30.1 million. Before a special charge for restructuring of $1.6 million, which will reduce costs $.9 million annually, operating profit declined 56%, or $1.3 million, to $1.0 million. All business units except Barksdale had lower operating profit as a result of continued weak demand for their products from the oil and gas, chemical process and general industrial markets. Operating profit margins before the special charge declined to 3.4% of sales from 7.1% in the third quarter of 1998. Order backlog increased $1.2 million from June 30, 1999, to $29.7 million.

During the quarter, the company took a special charge of $18.4 million pre-tax ($11.9 million after tax), principally for a series of actions to close and consolidate 5 facilities, reduce staff, and to rationalize product lines in the Fluid Handling, Aerospace and Control businesses. These actions are expected to improve annual operating results by $12.6 million when fully implemented. Of the $18.4 million charge, $9.8 million are cash expenditures and $8.6 million relates to non-cash asset write-offs. Additional charges are expected in the fourth quarter of 1999 to complete these actions.

As previously announced the Company intends to spin-off its Huttig Building Products subsidiary by year-end. On October 20, 1999, Crane announced the execution of a Share Exchange Agreement whereby, immediately after being spun-off, Huttig would acquire Rugby USA, the building products distribution business of U.K. based Rugby PLC, for 32% of the outstanding stock of Huttig. Crane is seeking confirmation in a ruling from the Internal Revenue Service that the spin-off of Huttig will be treated as a tax-free transaction to the Company and its shareholders. When this ruling is received, as anticipated, the transactions will be completed and Huttig Building Products is expected to trade on the New York Stock Exchange before the end of the year, with Crane shareholders owning 68% of the new company. Additional information about the spin-off and acquisition can be found in the amended Form 10 filed by Huttig with the Securities and Exchange Commission. As a result of these plans, Crane began reporting Huttig as a discontinued operation this quarter. In this accounting treatment the total net assets of Huttig are shown on the balance sheet as "net assets of discontinued operations", and on the statement of operations only the net income of Huttig is shown as "income from discontinued operations". Huttig contributed earnings of $4.0 million or $.06 per diluted share outstanding in the quarter compared to $5.1 million and $.07 per share last year. For the nine months this contribution was $8.5 million or $.12 per diluted share outstanding compared to $8.7 million and $.13 per share last year.

During the quarter, the company reduced net debt by $24.8 million and net interest expense by 14% due to these decreased debt levels.

Item 2.        Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations
                             Nine Months Ended September 30, 1999

Nine Months Ended September 30,1999 Compared to Nine Months Ended September 30,1998

For the nine months ended September 30, 1999, net income decreased 8% (net income before the special charge of $11.9 million (after tax) increased 4%) to $95.3 million, or $1.39 per diluted share outstanding ($1.57 without the special charge), from the $103.2 million, or $1.49 per diluted share outstanding, in the comparable 1998 period. Operating profit for the nine months decreased 10% to $142.7 million on a sales increase of 2% to $1.2 billion. Cash flow (net income plus depreciation and amortization) per diluted share was $2.07, the same as in 1998.

Engineered Materials sales increased by 39%, or $76.8 million, to $275.2 million and operating profit increased 66% to $46.7 million before a special charge of $.7 million, versus the same nine month period in 1998 with the Sequentia and Plastic-Lined Piping Products acquisitions contributing to these increases. Kemlite's transportation, recreational vehicle and building products markets continued their strong growth, with sales up 14% and operating profit up 50% over 1998. Operating profit margins increased to 17.0% of sales before the special charge, compared to 14.2% in 1998.

Merchandising Systems sales increased 4%, from $145.1 million to $151.0 million, and operating profit increased 16%, from $26.7 million to $30.8 million, respectively. Driven by high demand for its new Euro-capable coin validators and four tube coin changer, NRI posted a 16% increase in sales and, combined with lower costs, a 52% increase in operating profit. National Vendors sales increased 2% compared to last year's level and operating profit increased by 1% as the company continued to invest in new product development. Operating margins increased to 20.4% of sales compared to 18.4% in 1998.

Aerospace sales decreased 5%, or $14.7 million, to $282.7 million during the nine-month period with the segment being negatively impacted by reduced commercial, after-market, government and military aerospace sales. Also, sales decreased due to lower shipments at Interpoint. Operating profit before a special charge of $6.7 million (which included $3.0 million of warranty costs) decreased 12%, or $10.3 million, to $77.9 million, due to the lower sales volumes mentioned above. Operating margins before the special charge were 27.6% of sales, compared to 29.7% in the same nine-month period of 1998.

Fluid Handling sales declined 8%, or $33.3 million, to $383.4 million. Operating profit before a special charge of $8.8 million decreased 38% to $15.0 million. These declines were due continued weak demand at the Commercial Valve, Cast Steel and Quarter Turn businesses. Crane Pumps and Systems sales were in line with last year but operating profit decreased due to competitive conditions. Partially offsetting this, Crane Nuclear and Crane Supply increased sales and achieved higher operating profits. Operating profit margins were 3.9% before the special charge, versus 5.8% in 1998.

Crane Controls sales decreased 11%, or $11.3 million, to $91.3 million and operating profit before a special charge of $1.6 million declined 66%, or $5.4 million, to $2.8 million. All business units except Dynalco reported lower sales and all had lower operating profits as a result of continued weak demand for their products from the oil and gas, chemical process and general industrial markets. Operating profit margins before the special charge declined to 3.1% of sales from 8.1% compared to 1998.

Net interest expense for the nine months ended September 30, 1999 increased 4%, due to increased financing costs for acquisitions made in 1998. Miscellaneous net income of $4.8 million consisted of gains from the sale of land and equity investments in the first nine months of 1999.

The effective tax rate increased to 35.3% for the nine months ended September 30, 1999 compared to 35.2% at September 30, 1998.

Item 2.        Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations
                             Nine Months Ended September 30, 1999

Liquidity and Capital Resources
During the nine months of 1999 the company generated $156.0 million of cash from operating activities, compared to $127.5 million in 1998.

Net debt totaled 32.5% of capital at September 30, 1999 compared to 41.9% in 1998. The current ratio was 2.7 with working capital totaling $427.8 million at September 30, 1999 compared to 2.3 and $410.8 million at September 30, 1998. The company had unused credit lines of $403.2 million at September 30, 1999.

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

The company's Year 2000 Program was initiated in 1997. Substantially all mission-critical systems, including IT and non-IT systems, are compliant. Non mission-critical systems are in various phases of completion and an immaterial amount of work on them is expected to continue into the year 2000. The companys business units substantially completed the Year 2000 implementation phase on schedule in the third quarter. The company continues to address supply chain issues, develop Year 2000 contingency plans in identified areas and make preparations for the January 1st transition.

Year 2000 costs incurred to date are approximately $27.5 million, of which $9.6 million was expensed and $17.9 million was capitalized. Estimated future costs to complete the Year 2000 program are $.8 million, of which $.4 million will be expensed as incurred and the remaining $.4 million will be capitalized. These costs have been, and will continue to be, funded from normal operating cash flows of the business. No other information technology projects have been or are being delayed by this program.

The company believes that modifications and conversions of its software and hardware systems, its products and its efforts to verify the readiness and compliance of material third parties will allow it to meet its Year 2000 compliance schedule. However, the success of the Year 2000 compliance program is based on the availability of a variety of technical experts, expected successful software modifications being performed by third parties, timely delivery of new software and hardware systems, and other factors. A deficiency with respect to any of these factors could cause a failure in the company's Year 2000 program, in whole or in part. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations, which could have a material adverse effect on the company's results of operations, liquidity or financial condition. Due to the inherent uncertainty in the Year 2000 problem, particularly in regard to third party vendor and customer Year 2000 readiness, the company is unable to determine at this time whether the consequences of any Year 2000 disruptions or failures will have a material adverse effect on the company's results of operations, liquidity or financial condition. However, based

Item 2.        Management's Discussion and Analysis of Financial Condition
                                  and Results of Operations
                             Nine Months Ended September 30, 1999

on current information, the most reasonably likely worst case scenario would involve the temporary disruption of the company's ability to fulfill customer orders and no material adverse effect on the company's financial condition is expected from this specific scenario.


Part II - Other Information
Item 1.   Legal Proceedings

     Therehave been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1998.


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:
27.   Article 5 of Regulation S-X Financial Data Schedule for the third quarter.

(b) Report on Form 8-K:
     On   October  21,  1999,  the Company  filed a Current  Report on Form 8-K, reporting on Item 5 thereof, the unaudited pro forma consolidated balance sheet of the Registrant as of June 30, 1999 and the unaudited pro forma consolidated statements of income for the six-month period ended June 30, 1999 and for the year ended December 31, 1998. These pro forma financial statements reflect the pro forma impact of the anticipated Huttig Building Products, Inc. spin-off.

                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CRANE CO.
                                                       REGISTRANT



Date November 15, 1999                    By /s/       D.S. Smith
                                                       D.S. SMITH
                                                  Vice President and Chief
                                                      Financial Officer




Date November 15, 1999                    By /s/       M.L. Raithel
                                                       M.L. RAITHEL
                                                  Vice President and Controller