Form 10-K
period 1999-12-31
CRANE CO /DE/
filed 2000-03-15
CIK 25445

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                             -----------------
                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________
                         Commission file number 1-1657
                                                ------

                                    CRANE CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                         13-1952290
          -------------------------------         -------------------
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)          Identification No)

       100 First Stamford Place, Stamford, CT            06902
      -----------------------------------------   -------------------
      (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
                                                   -------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
       Title of each class                          which registered
     -----------------------                     -----------------------
  Common Stock, par value $1.00                  New York Stock Exchange
  Preferred Share Purchase Rights                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                      8 1/2% senior notes due March 2004
                     6 3/4% senior notes due October 2006
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                         -----        -----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Based on the average stock price of $19.41 on January 31, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $962,788,784.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 61,974,291 at January 31, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual report to shareholders for the year ended December 31, 1999 and portions of the proxy statement for the annual shareholders meeting to be held on April 10, 2000 are incorporated by reference into Parts I, II, III and IV of this Form10-K Annual Report.

                                    PART I

 Item 1.  Business
          --------

     Crane Co. ("Crane" or the "Company") is a diversified manufacturer of engineered industrial products. Founded in 1855, Crane employs over 9,000 people in North America, Europe, Asia and Australia.

                                    STRATEGY

     The company's strategy is to grow the earnings of niche businesses with high market share, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                  ACQUISITIONS

     In the past five years, the company has completed 14 acquisitions. In October 1999, the company acquired Stentorfield, Ltd., based in Chippenham, England, for $33 million. Stentorfield is a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full size and tabletop products, for the hotel, restaurant, office coffee service and vending industries. Stentorfield is known in the industry to provide high quality, reliable and easily serviced products and excellent customer service. This business was integrated with Crane's National Vendors business, which is the leading North American designer and manufacturer of full line vending machines, for snack, food and beverage. The acquisition provides the means for National Vendors to satisfy the growing U.K. and European demand for a broader "one-stop" product offering, consisting of Stentorfield's drinks machines and National Vendors' snack and food machines.

     During 1998 the company completed four acquisitions at a total cost of $178 million. In May, the company acquired Environmental Products USA, Inc. This business manufactures membrane-based water treatment systems for industrial, commercial and institutional markets. In August, the company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass-reinforced plastic panels for the construction and building products markets. Sequentia complements the company's Kemlite subsidiary, which provides fiberglass-reinforced plastic panels for the transportation and recreational vehicle markets. In September, the company acquired Liberty Technologies, Inc. which develops, manufactures, markets and sells valve, motor, engine and compressor condition monitoring products and related services to the nuclear power generation and industrial process markets worldwide. Liberty complements the company's nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power industry, and its Dynalco Controls business, which provides sensors, instrumentation, control products and automation systems for use in industrial engine applications. Also in September, the company acquired the Plastic-Lined Piping Products ("PLPP") division of The Dow Chemical Company. PLPP was integrated with the company's Resistoflex division, which supplies lined pipe and valves to the chemical process and industrial markets.

     During 1997, the company completed four acquisitions at a total cost of $70 million, including assumed debt. In March, the company acquired the transportation products business of Sequentia, Incorporated. This business, which produces fiberglass-reinforced plastic panels for the truck body, trailer and container market, has been integrated with the company's Kemlite subsidiary. Also in March, the company acquired Polyvend Inc., a manufacturer of snack and food vending machines. Polyvend was completely integrated into Crane's National Vendors division significantly expanding its sales distribution channels. In April, the company acquired the Nuclear Valve Business of ITI MOVATS from Westinghouse. MOVATS is a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. In December the company acquired certain operations and product lines of Stockham Valves & Fittings, Inc. The acquired product lines and related manufacturing operations have been integrated into the company's engineered valve business and its commercial bronze and iron valve business.

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


                                  DIVESTITURES

     In the past five years, the company has divested six businesses. In April 1999, the company sold Southwest Foundry, acquired as part of the Stockham Valves and Fittings, Inc. transaction, for $.4 million. In December 1999, the company sold its Crane Defense Systems business for $6.4 million in cash and a $.8 million note. In 1998, the company sold two foundry operations acquired as part of the Stockham Valves and Fittings Inc. transaction. Accu-Cast, Inc. in Chattanooga, TN and the Aliceville Foundry in Aliceville, AL were sold for a total of $4.3 million. In 1997, the company sold its Valve Systems and Controls division for $7.5 million in cash and $1.5 million in preferred stock. In March of 1996, the company sold Empire Foundry.

                             DISCONTINUED OPERATIONS

On December 6, 1999, the company's Board of Directors approved the spin-off of its Huttig Building Products ("Huttig") subsidiary effective December 16, 1999, to shareholders of record as of December 8, 1999. Huttig common shares were distributed on a basis of one share of Huttig for every 4.5 shares of Crane Co. common stock. Prior to the spin-off, Huttig repaid an intercompany loan of $68 million to the company, which the company used to pay down debt. The Wholesale segment was discontinued when Huttig was spun off.

                               LONG-TERM FINANCING

     In September 1998 the company sold $100,000,000 of 6 3/4% notes that will mature on October 1, 2006. During April 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                                BUSINESS SEGMENTS

     See pages 27 and 28 of the Annual Report to Shareholders for year ended December 31, 1999 for sales, operating profit and assets employed of each business segment.

                                    PART I

         --------

                              ENGINEERED MATERIALS

     The Engineered Materials segment consists of five businesses: Kemlite, CorTec, Resistoflex, Polyflon and Crane Plumbing.

     Kemlite manufactures fiberglass-reinforced plastic panels for use principally by the transportation industry in refrigeration and dry van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast food restaurant and supermarket applications, to institutions where fire rated materials with low smoke generation and minimum toxicity are required and to residential construction. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers. Sequentia manufactures fiberglass-reinforced plastic panels for the construction and building products markets. Kemlite uses distributors to serve its commercial construction market and some segments of the recreational vehicle market. Sequentia's Grand Junction, Tennessee and Houston, Texas plants were added to Kemlite's plants in Joliet, Illinois and Jonesboro, Arkansas.

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

     This group had assets of $250.0 million at December 31, 1999 and employed 1,700 people. Order backlog at year-end 1999 was $24.7 million.

         --------

                              MERCHANDISING SYSTEMS

     The Merchandising Systems segment has two operating units: National Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food/service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in a 463,000 sq. ft. state of the art facility in Bridgeton, Missouri. National Vendors' products are marketed to customers in the United States and Europe by company sales and marketing personnel as well as distributors, and in other international markets through independent distributors. In October 1999, the company acquired Stentorfield, Ltd., based in Chippenham, England. Stentorfield is a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full size and tabletop products, for the hotel, restaurant, office coffee service and vending industries. Stentorfield is known in the industry to provide high quality, reliable and easily serviced products and excellent customer service. This business was integrated with Crane's National Vendors business, which is the leading North American designer and manufacturer of full line vending machines, for snack, food and beverage. The acquisition provides the means for National Vendors to satisfy the growing U.K. and European demand for a broader "one-stop" product offering, consisting of Stentorfield's drinks machines and National Vendors' snack and food machines.

     Merchandising Systems employs 1,350 people and had assets of $150.2 million at year-end 1999. Order backlog totaled $18.3 million at December 31, 1999.

                                    AEROSPACE

     The Aerospace segment consists of ELDEC, Hydro-Aire, Lear Romec and Interpoint.

     ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters and power conversion systems for the commercial, business and military aerospace industries, and military marine and telecommunications markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace and telecommunication industry. ELDEC has two international facilities, one in England and one in France.

     ELDEC also has a 45% equity investment in Powec A/S, a Norwegian manufacturer of power conditioning products and systems for the commercial wireless telecommunications market, whose products are complementary to the products and complex power systems engineering capabilities at ELDEC.

     Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment for the commercial transport, business and commuter, military, government and general aviation aerospace markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments, and aircraft maintenance and overhaul companies.

         --------

     Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

     Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace industries and in the medical technology industry. Interpoint has one international facility in Taiwan.

     The group employs 2,100 people and had assets of $269.2 million at year-end. The order backlog totaled $232.6 million at December 31, 1999.

                                 FLUID HANDLING

     The Fluid Handling segment consists of Engineered Valves, Commercial Valves, Valve Services, Crane Supply and pump and water treatment businesses. The Crane Engineered and Commercial valve businesses, with four manufacturing facilities in North America, as well as operations in the United Kingdom, Australia, Norway, China and Indonesia, sell a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the Crane, Jenkins, Pacific, Westad, Flowseal, Center Line, Stockham, Triangle and Duo-Check brands. The company's Valve Service business, with two manufacturing facilities in North America, provides valves, valve diagnostic equipment and related services to the nuclear power, hydrocarbon, chemical processing and power generation industries. Crane Pumps has eight manufacturing facilities in the United States. Pumps are manufactured under the Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems brand names. Pumps are sold to a broad customer base, which includes chemical and hydrocarbon process industries, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The water treatment business has manufacturing facilities in Pennsylvania and Florida and serves the water and wastewater treatment market. Its products are sold under the Cochrane and Environmental Products names. Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products that are both complementary to and competitive with Crane's own manufactured products.

     This group employs over 3,000 people and had assets of $330.5 million at December 31, 1999. Fluid Handling order backlog totaled $79.5 million.

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

     Powers Process Controls designs, manufactures and markets water mixing and thermal shock protection shower systems, commercial and residential plumbing brass, correctional water controllers, process controllers and instrumentation, process control valves and temperature regulators for industrial applications and the commercial and institutional construction industry.

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

     Crane Controls had assets of $129.2 million at December 31, 1999, and employs 900 people. On December 31, 1999, Crane Controls had a backlog of $28.3 million.

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

     Seasonality is a factor in the Canadian operations. Net sales in Canada and assets related to Canadian operations were 13.19% and 7.85% of the respective 1999 consolidated amounts.

     The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $58.9 million in 1999, $70.9 million in 1998, and $56.3million in 1997. Included in these amounts were approximately $7.4 million, $15.8 million and $9.6 million received by the company in 1999, 1998 and 1997, respectively, for customer sponsored research and development.

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

         --------

Forward Looking Statements (continued)
--------------------------

     Net sales and assets related to operations outside the United States were 34.8% and 21.9% of the respective 1999 consolidated amount. Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social and economic instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the company's revenues and profitability.

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

     The "Year 2000" issue concerned the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs which have been written using two digits, rather than four, to define the applicable year of business transactions. Suppliers, customers and creditors of the company also faced Year 2000 issues. The discussion of the Impact of the Year 2000 contained on Page 34 of the company's 1999 Annual Report under Management's Discussion and Analysis of Operations is incorporated herein by reference.

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

         --------

Forward Looking Statements (continued)
--------------------------

Aerospace

     A significant fall-off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders, and could also cause the airlines to scale back their purchases of repair parts from Crane companies. The companies could also be impacted if major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Aerospace segment results could be below expectations if Asia's economic problems lead to a further decline in aircraft orders, particularly since the new, long-range Boeing aircraft favored for many Asian routes contain a higher value of Crane-supplied equipment than other aircraft from Boeing and other manufacturers.

Fluid Handling

     Crane's companies could face increased price competition from larger competitors. Further economic turmoil in Asia could reduce sales and profits, particularly if projects for which Crane companies are suppliers or bidders are cancelled or delayed, or if the companies' ability to source product from international sources is impeded. At Crane's Canadian distribution operation, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of Canada's currency.

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

Item 2.  Properties
         ----------

 TOTAL MANUFACTURING FACILITIES         NUMBER           AREA
 ------------------------------         ------           ----
 Fluid Handling
     United States                        16        1,401,000 sq. ft.
     Canada                                2          140,000 sq. ft.
     International                         9        1,251,000 sq. ft.

 Aerospace
     United States                         6          634,000 sq. ft.
     International                         3           40,000 sq. ft.

 Engineered Materials
     United States                        10        1,235,000 sq. ft.
     Canada                                3          636,000 sq. ft.
     International                         1           10,000 sq. ft.

 Crane Controls
     United States                         6          407,000 sq. ft.
     International                         2           63,000 sq. ft.

 Merchandising Systems
     United States                         1          463,000 sq. ft.
     Other International                   2          109,000 sq. ft.


     Leased                 Leases
     Manufacturing          Expiring
     Facilities             Through     Number        Area
     ----------             ----------  ------        ----

     United States             2009       11          536,000 sq. ft.
     Canada                    2000        1           13,000 sq. ft.
     Other International       2007        6          139,000 sq. ft.

 Other Facilities
 ----------------
Fluid Handling operates six valve service centers in the United States, of which three are owned, and three distribution centers in the United States. This segment operates internationally thirty-nine distribution and three service centers.

Crane Controls operates one distribution center internationally.

Merchandising Systems operates eight distribution centers in the United States and seven internationally.

Engineered Materials operates eight distribution centers in the United States, of which one is owned, and two internationally.

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


Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
    The executive officers of the registrant are as follows:

                                                                                                 Officer
Name                      Position              Business Experience                      Age      Since
------------------------  --------              -------------------                      ---     -------
Robert S. Evans           Chairman and Chief    Chairman and Chief                        55       1974
                          Executive Officer     Executive Officer of the company
                                                since 1984 and previously
                                                President of the company

Eric C. Fast              President and         President and Chief Operating             50       1999
                          Chief Operating       Officer, previously Co-head of Global
                          Officer               Investment Banking of Salomon Smith
                                                Barney and a Managing Director of that
                                                firm

Augustus I. duPont        Vice President,       Vice President and General                48       1996
                          General Counsel       Counsel and Secretary of
                          and Secretary         the company, previously Vice
                                                President, General Counsel and
                                                Secretary of Reeves Industries, Inc.,*
                                                a manufacturer of apparel textiles
                                                and industrial coated fabrics, from
                                                May 1994 to December 1995

Bradley L. Ellis          Vice President-       Vice President - Chief                    31       1997
                          Chief Information     Information Officer of the
                          Officer               company since July 1997, previously
                                                with the Business Systems consulting
                                                group of Arthur Andersen LLP, an
                                                international provider of auditing and
                                                business consulting services

John R. Packard           Vice President-       Vice President- Human                     45       1999
                          Human Resources       Resources of the company since
                                                January 1999, previously Human
                                                Resources Director for Fortune
                                                Brands, Inc., a diversified consumer
                                                products company

Anthony D. Pantaleoni     Vice President-       Vice President - Environment,             45       1989
                          Environment,          Health & Safety of the company
                          Health & Safety

Michael L. Raithel (1)    Vice President-       Vice President - Finance                  52       1985
                          Finance and Chief     and Chief Financial Officer
                          Financial Officer     and Controller of the company,
                                                previously Vice President - Controller
                                                of the company

(1) Effective February 18, 2000

                                                                                                 Officer
Name                      Position              Business Experience                      Age      Since
------------------------  --------              -------------------                      ---     -------
Thomas M. Noonan          Vice President-       Vice President - Taxes since              45       1999
                          Taxes                 September 1999, previously Director
                                                of Taxes of the company from March
                                                1996 to September 1999, previously
                                                Director of Taxes and Tax Counsel,
                                                Loctite Corporation, a manufacturer of
                                                sealants, adhesives and coatings

Gil A. Dickoff            Treasurer             Treasurer of the company,                 38       1992
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

                                    PART II
     Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.
      The information required by Item 5 is hereby incorporated by reference to Pages 35 through 37 of the 1999 Annual Report to Shareholders.

     Item 6.     Selected Financial Data.
      The information required by Item 6 is hereby incorporated by reference to Pages 35 of the 1999 Annual Report to Shareholders.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
      The information required by Item 7 is hereby incorporated by reference to Pages 6 through 14 of the 1999 Annual Report to Shareholders.

     Item 7A. Quantitative and Qualitative Disclosures about Market Risks. The information required by Item 7A is hereby incorporated by reference to Page 34 of the 1999 Annual Report to Shareholders.

     Item 8.     Financial Statements and Supplementary Data.
      The information required by Item 8 is hereby incorporated by reference to Pages 15 through 35 of the 1999 Annual Report to Shareholders.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           None

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference to the definitive proxy statement dated February 28, 2000, which the company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

Item 11.  Executive Compensation

     The information required by Item 11 is incorporated by reference to the definitive proxy statement dated February 28, 2000, which the company has filed with the Commission pursuant to Regulation l4A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 is incorporated by reference to the definitive proxy statement dated February 28, 2000, which the company has filed with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

     The information required by Item 13 is incorporated by reference to the definitive proxy statement dated February 28, 2000, which the company has filed with the Commission pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997 and the report thereon of Deloitte & Touche LLP dated January 20, 2000 appearing on Pages 15 through 29 of Crane Co.'s 1999 Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference

(2) Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

(3)    Exhibits:  Exhibit 3A   Certificate of Incorporation, as amended on May
                               25, 1999.
                  Exhibit 3B   By-laws, as amended on January 24, 2000.
                  Exhibit 11   Computation of net income per share.
                  Exhibit 13   Annual Report to shareholders for the year ended
                               December 31, 1999.
                  Exhibit 21   Subsidiaries of the Registrant.
                  Exhibit 23   Independent auditors' consent.
(b)   Reports on Form 8-K:
      Filed 10/21/1999 The Company filed a Current Report on Form 8-K, reporting on Item 5 thereof, the unaudited pro forma consolidated balance sheet of the Registrant as of June 30, 1999 and the unaudited pro forma consolidated statements of income for the six-month period ended June 30, 1999 and for the year ended December 31, 1998. These pro forma financial statements reflect the pro forma impact of the Huttig Building Products, Inc. spin-off.

      Filed 12/23/1999 The Company filed a Current Report on Form 8-K, reporting on Item 2 thereof, that on November 17, 1999, Crane received a tax ruling from the IRS that the spin-off of Huttig would be tax-free to Crane and its shareholders. On December 16, 1999, Crane distributed all of the outstanding common stock of Huttig to its shareholders of record as of the close of business on December 8, 1999.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

(c) Exhibits to Form 10-K:
        (3) (a) The company's Certificate of Incorporation, as amended on May 25, 1999 (filed herewith as Exhibit 3A).
            (b The company's By-Laws, as amended on January 24, 2000 (filed herewith as Exhibit 3B).

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

        (10)Material Contracts:
            (iii)Compensatory Plans
            There is incorporated by reference herein:
            (a) The forms of Employment/Severance Agreement between the company and certain executive officers (form I) and (form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the company's annual report on Form 10-K for the fiscal year ended December 31, 1994.
            (b) The E.V.A. incentive compensation plan contained in Exhibit B to the company's annual report on Form 10-K for the fiscal year December 31, 1994.
            (c) The indemnification agreements entered into with each director and executive officer of the company, the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.
            (d) The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
            (e) The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.
            (f)  The Crane Co. 1998 Restricted Stock Award Plan contained in
                 Exhibit 4.1 to the company's Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.
            (g) The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

        All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRANE CO.
                               -------------------
                                  (Registrant)

                         By     /s/ M. L. Raithel
                           ---------------------------
                                  M. L. Raithel
                           Vice President-Finance and
                     Chief Financial Officer and Controller
                                  Date 2/28/00
                                       -------

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    OFFICERS

                  /s/    R. S. Evans
                  ------------------------
                         R. S. Evans
                  Chairman and Chief Executive Officer and a Director
                  Date  2/28/00
                        -------


    /s/ E. C. Fast                      /s/ M. L. Raithel
    -----------------------------      ---------------------------
        E. C. Fast                            M. L. Raithel
    President and Chief                Vice President-Finance and
    Operating Officer and a Director   Chief Financial Officer and Controller
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)
    Date  2/28/00                       Date  2/28/00
          -------                             -------


                                   DIRECTORS


                              /s/ E. T. Bigelow, Jr.      /s/ R. S. Forte
                              -----------------------     ----------------------
                                  E. T. Bigelow, Jr.          R. S. Forte
                              Date            2/28/00     Date          2/28/00
                                              -------                   -------


/s/ D.R. Gardner              /s/ J. J. Lee               /s/
-----------------------       -----------------------     ----------------------
    D.R. Gardner                  J. J. Lee                     W. E. Lipner
Date            2/28/00       Date            2/28/00     Date          2/28/00
                -------                       -------                   -------


/s/ D. C. Minton              /s/ C. J. Queenan, Jr.      /s/
-----------------------       -----------------------     ----------------------
    D. C. Minton                  C. J. Queenan, Jr.          J. L. L. Tullis
Date            2/28/00       Date            2/28/00     Date          2/28/00
                -------                       -------                   -------