Form 10-Q
period 2000-03-31
CRANE CO /DE/
filed 2000-05-15
CIK 25445

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 2000

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


                 Yes    X           No


     The number of shares outstanding of the issuer's classes of common stock, as of April 30, 2000:

                 Common stock, $1.00 Par Value - 60,553,240 shares

Part I - Financial Information
Item 1.  Financial Statements

                            Crane Co. and Subsidiaries
                         Consolidated Statements of Income
                     (In Thousands, Except Per Share Amounts)
                                    (Unaudited)

                                        Three Months Ended
                                             March 31,
                                         2000        1999
Net Sales                                $383,807    $400,046

Operating Costs and Expenses:
  Cost of sales                           252,777     261,256
  Selling, general and
    Administrative                         69,707      71,302
  Depreciation and amortization            13,279      14,634
                                          -------     -------
                                          335,763     347,192

Operating Profit                           48,044      52,854

Other Income (Expense):
  Interest income                             378       3,267
  Interest expense                         (6,025)     (7,888)
  Miscellaneous - net                         154       1,934
                                           ------      ------
                                           (5,493)     (2,687)

Income Before Taxes                        42,551      50,167

Provision for Income Taxes                 14,889      17,732
                                           ------      ------

Income from Continuing Operations          27,662      32,435

Income from Discontinued Operations           -         1,231
                                         --------    --------

Net Income                               $ 27,662    $ 33,666
                                         ========    ========


Basic Net Income Per Share:
Income from Continuing Operations            $.45        $.48
Income from Discontinued Operations            -          .02
                                             ----        ----
Net Income                                   $.45        $.50
                                             ====        ====
Average Basic Shares Outstanding           61,656      68,218

Diluted Net Income Per Share:
Income from Continuing Operations            $.45        $.47
Income from Discontinued Operations            -         . 02
                                             ----        ----
Net Income                                   $.45        $.49
                                             ====        ====
Average Diluted Shares Outstanding         61,936      68,781

Dividends Per Share                          $.10        $.10

                   See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Amounts)
                                    (Unaudited)

                                                    March 31,          December 31,
                                               2000          1999          1999
Assets
Current Assets
  Cash and cash equivalents                     $  2,023      $ 24,652     $  3,245

  Accounts receivable                            218,109       237,709      206,468

  Inventories:
    Finished goods                                98,906       115,086      107,006
    Finished parts and subassemblies              54,746        60,007       57,667
    Work in process                               29,367        36,002       23,471
    Raw materials                                 71,703        73,334       71,330
                                                 -------       -------      -------
                                                 254,722       284,429      259,474

  Net Assets of Discontinued Operations              -         132,679          -
  Other Current Assets                            38,820        45,071       35,973
                                                 -------       -------      -------

    Total Current Assets                         513,674       724,540      505,160

Property, Plant and Equipment:
  Cost                                           581,534       567,768      579,263
  Less accumulated depreciation                  329,457       304,446      322,614
                                                 -------       -------      -------
                                                 252,077       263,322      256,649

Other Assets                                      45,400        35,799       40,521

Intangibles                                       42,301        46,447       43,796
Cost in excess of net assets acquired            333,853       319,123      329,321
                                              ----------    ----------   ----------
                                              $1,187,305    $1,389,231   $1,175,447
                                              ==========    ==========   ==========

                  See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                (In Thousands, Except Share and Per Share Amounts)
                                    (Unaudited)
                                                           March 31,            December 31,
                                                      2000           1999          1999
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt                 $    351       $    474      $    385
  Loans payable                                          10,079         45,409        13,271
  Accounts payable                                       95,111        101,571        87,611
  Accrued liabilities                                    98,430        119,060       116,098
  U.S. and foreign taxes on income                       24,984         32,118        16,150
                                                        -------        -------       -------
    Total Current Liabilities                           228,955        298,632       233,515

Long-Term Debt                                          322,097        352,492       286,772

Deferred Income Taxes                                    26,186         26,831        25,866

Other Liabilities                                        25,742         23,333        25,927

Accrued Postretirement Benefits                          31,299         33,277        31,709

Accrued Pension Liability                                 8,341          5,965         3,548

Preferred Shares, par value $.01                            -              -             -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00                          72,426         72,426        72,426
   200,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                                        98,289         96,262        98,289
  Retained earnings                                     647,123        602,565       623,421
  Accumulated other comprehensive loss                  (25,186)       (21,173)      (22,481)
  Common stock held in treasury                        (247,967)      (101,379)     (203,545)
                                                       --------       --------      --------
    Total Common Shareholders Equity                    544,685        648,701       568,110
                                                     ----------     ----------    ----------
                                                     $1,187,305     $1,389,231    $1,175,447
                                                     ==========     ==========    ==========

Common Stock Issued                                      72,426         72,426        72,426
Less Common Stock held in Treasury                      (11,824)        (4,621)       (9,624)
                                                        -------         ------        ------
Common Stock Outstanding                                 60,602         67,805        62,802
                                                         ======         ======        ======

                  See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                            Crane Co. and Subsidiaries
                       Consolidated Statements of Cash Flows
                                  (In Thousands)
                                    (Unaudited)
                                                               Three Months Ended
                                                                   March 31,
                                                                2000       1999
Operating activities:
  Income from Continuing Operations                             $27,662     $32,435
  Depreciation                                                    9,419       9,219
  Amortization                                                    3,860       5,415
  Deferred income taxes                                             260       1,838
  Cash provided by (used for) operating working capital         (12,066)     17,508
  Other                                                          (2,549)     (8,155)
                                                                 ------      ------
Total provided by Operating activities                           26,586      58,260
Investing activities:
  Capital expenditures                                           (5,866)     (6,053)
  Purchase of equity investment                                       -      (2,008)
  Payments for acquisitions                                      (8,500)          -
  Proceeds from disposition of capital assets                       284       4,735
                                                                -------      ------
Total used for Investing activities                             (14,082)     (3,326)
Financing activities:
  Equity:
    Dividends paid                                               (6,111)     (6,810)
    Reacquisition of shares-open market                         (41,027)    (20,313)
    Reacquisition of shares-stock incentive programs               (192)       (656)
    Stock options exercised                                       1,616       2,801
                                                                -------     -------
      Net equity                                                (45,714)    (24,978)
  Debt
    Proceeds from issuance of long-term debt                     38,400           -
    Repayments of long-term debt                                 (2,193)       (231)
    Net decrease in short-term debt                              (3,960)     (9,120)
                                                                 ------      ------
      Net debt                                                   32,247      (9,351)
                                                                -------     -------
Total used for Financing activities                             (13,467)    (34,329)
Cash Used in Discontinued Operations                                  -     (10,787)
Effect of exchange rate on cash and cash equivalents               (258)     (1,361)
                                                                 ------      ------
Increase (decrease) in cash and cash equivalents                 (1,222)      8,457
Cash and cash equivalents at beginning of period                  3,245      16,195
                                                                 ------     -------
Cash and cash equivalents at end of period                       $2,023     $24,652
                                                                 ======     =======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                        $(12,363)    $(1,876)
    Inventories                                                   3,800       2,770
    Other current assets                                         (1,104)       (261)
    Accounts payable                                              6,716      13,983
    Accrued liabilities                                         (16,124)    (10,499)
    U.S. and foreign taxes on income                              7,009      13,391
                                                               --------     -------
      Total                                                    $(12,066)    $17,508
                                                               ========     =======

Supplemental disclosure of cash flow information:
  Interest paid                                                  $6,610      $5,770
  Income taxes paid                                               7,548       4,265
                  See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)

               Notes to Consolidated Financial Statements (Unaudited)

     1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

          The  company  began   reporting  its  former   Huttig   Building
          Products subsidiary,  which was spun-off in December of 1999, as a discontinued operation in the third quarter of 1999. In this accounting  treatment, the total net assets of Huttig are shown on the balance  sheet as "net assets of discontinued operations", and on the statement of operations only the net income of Huttig is shown,  as
          "income from  discontinued operations". Prior period amounts have been reclassified to conform to this treatment.

          These interim   consolidated   financial   statements   should  be
          read  in conjunction  with the Consolidated  Financial  Statements and
          Notes to Consolidated  Financial  Statements in the company's  Annual
          Report on Form 10-K for the year ended December 31, 1999.

2.   Sales and operating profit by segment are as follows:

                             Three Months Ended
                                  March 31,
                              2000        1999
(In Thousands)
Net Sales:
Engineered Materials          $ 97,218    $ 91,061
Merchandising                   56,377      50,285
Aerospace                       81,900      97,080
Fluid Handling                 117,558     129,317
Crane Controls                  31,623      30,160
Other                                -       3,395
Intersegment Elimination          (869)     (1,252)
                              --------    --------
          Total               $383,807    $400,046
                              ========    ========

Operating Profit (Loss):
Engineered Materials           $16,977     $14,658
Merchandising                    9,652       9,506
Aerospace                       16,720      27,243
Fluid Handling                   8,022       5,568
Crane Controls                     175         584
Other                                -        (145)
Corporate                       (3,446)     (4,553)
Intersegment Elimination           (56)         (7)
                               -------     -------
          Total                $48,044     $52,854
                               =======     =======

Part I - Financial Information (Cont'd.)

               Notes to Consolidated Financial Statements (Unaudited)

3.   Inventories
          Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $22.3 million at March 31, 2000, $26.7 million at March 31, 1999, and $23.1 million at December 31, 1999.

4.   Intangibles
          Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $23.0 million at March 31, 2000, $19.5 million at March 31, 1999 and $22.0 million at December 31, 1999.

5.   Cost in Excess of Net Assets Acquired
          Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $64.3 million at March 31, 2000, $48.6 million at March 31,
          1999 and $60.1 million at December 31, 1999.

6. Total comprehensive income for the three-month period ended March 31, 2000 and 1999 was as follows:

(In thousands)                              Three Months Ended
                                                 March 31,
                                              2000       1999
Net Income                                    $27,662    $33,666
Foreign currency translation adjustments       (2,705)    (3,137)
                                              -------    -------
Comprehensive Income                          $24,957    $30,529
                                              =======    =======

7.   Special Charges
          The pre-tax special charges of $35.0 million taken in 1999 were principally for a series of actions to reduce the fixed cost base in Engineered Materials,  Aerospace,  Fluid Handling and Controls
          by  closing  or   consolidating   facilities,   reducing   staff,
          rationalizing product lines and for other unusual items. In total, five manufacturing facilities have been or are in the process of being closed, along with eight peripheral facilities.
          Of the 170 employees remaining to be involuntarily terminated at December 31, 1999, 121 were terminated during the quarter. A summary of the liability balance included in accrued liabilities relating to these special charges at March 31, 2000 is as follows:

                                             Liability                   Liability
                                             Balance at                  Balance at
                                            December 31,                 March 31,
(In thousands)                                  1999       Deductions       2000
Severance costs                                    $1,327         $613           $714
Facility closure costs                              1,695        1,460            235
Product liability costs                             6,878           15          6,863
Other items                                            58           58            -
                                                   ------       ------         ------
Total                                              $9,958       $2,146         $7,812
                                                   ======       ======         ======

Item 2.        Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
                          Three Months Ended March 31, 2000

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present managements expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission.

Results from Operations

First Quarter of 2000 Compared to First Quarter of 1999

Income from continuing operations for the quarter was $27.7 million, or $.45 per diluted share outstanding, compared with $32.4 million, or $.47 per diluted share outstanding, for the first quarter of 1999. Operating profit for the first quarter was $48.0 million on sales of $383.8 million compared with $52.9 million on sales of $400.0 million in 1999. Cash flow (net income plus depreciation and amortization) per diluted share was $.66 for the quarter compared with $.68 for 1999. Order backlog was up 7% to $410.3 million at March 31, 2000 compared with year-end December 31,1999. During the quarter, orders were up $24 million over the comparable period a year ago.

Engineered Materials sales increased by 7%, or $6.2 million to $97.2 million for the first quarter of 2000 compared with the first quarter of 1999. Operating profit increased 16%, or $2.3 million, to $17.0 million. Operating margins for the segment improved to 17.5% of sales compared to 16.1% in 1999 with improvements at all business units resulting from improved operating efficiencies. Continued strength in the recreational vehicle and building products markets, where Kemlite continues to gain market share, resulted in Kemlite's sales increasing 6%, or $3.6 million, and operating profit increasing 10%, or $1.2 million, over 1999. Resistoflex's operating profit increased 20%, or $.5 million, on a $1.1 million, or 7%, increase in sales. Cost and operating efficiency improvements at Resistoflex's Bay City facility and improved international markets contributed to these increases. Order backlog increased 12% to $27.7 million from December 31, 1999.

Merchandising Systems sales increased 12%, or $6.1 million to $56.4 million for the first quarter of 2000 compared with the first quarter of 1999. Operating profit increased 2%, or $.1 million, to $9.7 million. Operating profit margins were 17.1% in 2000 compared with 18.9% in 1999, primarily due to a brief strike at National Vendors' St. Louis facility and lower results in England. National Vendors sales increased $7.5 million, with the 1999 Stentorfield acquisition contributing $5.9 million of the sales increase. NRI (Germany) sales decreased 11%, or $1.4 million, due to an unfavorable U.S. dollar to Euro exchange rate, but operating profit increased 18%, or $.4 million, due to continued shipments of higher-margin changer units and material cost-saving initiatives. In late March, National Vendors acquired Streamware Corporation, a leading provider of business management software and market analysis tools and research for the vending and

Item 2.        Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
                          Three Months Ended March 31, 2000

food service industry. Order backlog increased $1.8 million to $20.1 million from December 31,1999.

Aerospace sales decreased by 16%, or $15.2 million to $81.9 million for the first quarter of 2000 compared with the first quarter of 1999. Operating profit decreased 39%, or $10.5 million, to $16.7 million. Operating profit margins were 20.4% compared to 28.1% in 1999. Sales declined due to a general slowdown in the commercial transport aerospace market and lower shipments at Interpoint. In addition, last year's first quarter was exceptionally strong in aftermarket spares sales and non-recurring engineering sales. Operating profit at ELDEC and Hydro-Aire were negatively impacted by lower commercial OEM and aftermarket spares revenues. Interpoint's operating profit declined compared with 1999 due to lower revenues. Order backlog increased $11.8 million to $244.5 million from December 31,1999.

Fluid Handling sales declined 9%, or $11.8 million, to $117.6 million for the first quarter of 2000 compared with the first quarter of 1999. Operating profit increased 44%, or $2.5 million, to $8.0 million in 2000. Operating margins for the segment improved to 6.8% of sales compared to 4.3% in 1999. The sales decline resulted principally from the exercise of more discipline in pricing and order acceptance. The restructuring strategy initiated in 1999 started to show benefits with four of the five business units reporting higher profits and operating margins. Commercial Valves operating profit improved by $3.0 million on a 7%, or $2.1 million, sales reduction as this business returned to profitability and operating margins improved to 4.2%. Engineered Valves operating profit decreased $1.7 million on a $8.0 million decrease in sales as the result of lower Quarter Turn valve shipments to the marine, oil and gas markets, and the closure of the Triangle Steel facility in the U.K. This was partially offset by higher shipments of Pacific Pressure Seal Valves to the power generation market. However, orders received in the first quarter of 2000 for Engineered Valves have increased backlog by 47%, or $12.8 million, from December 31,1999 levels, which is expected to result in increased shipments in the second half of the year. Crane Supply's operating profit increased by 38%, or $.7 million, on a 7% increase in sales due to improved shipping margins. Overall Fluid Handling order backlog increased by $8.9 million to $88.4 million from December 31,1999, led by continued strong demand from the power generation industry and the improving marine, oil and gas markets.

Crane Controls sales increased 5%, or $1.5 million, to $31.6 million for the first quarter of 2000 compared with the first quarter of 1999. Operating profit decreased $.4 million to $.2 million. Barksdale, Powers Process, Dynalco and Azonix all achieved higher operating profit, which was more than offset by a decline at Ferguson resulting from production problems caused by the integration of its Greenwood, Mississippi production into its St. Louis facility. Operating profit margins for all units except Ferguson were higher than a year ago. Order backlog increased by $2.6 million to $30.9 million from December 31,1999.

As previously announced on April 3rd, Crane Co. signed a definitive agreement with Power-One, Inc. to sell the Company's interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry, as well as the Company's related telecommunications power supply product line. Consideration for the transaction will be approximately $45 million. The transaction is expected to close in mid-May.

Item 2.        Management's Discussion and Analysis of Financial Condition
                              and Results of Operations
                          Three Months Ended March 31, 2000

Liquidity and Capital Resources

During the quarter, the company generated $26.6 million of cash from operating activities, compared with $58.3 million in 1999. Net debt totaled 37.8% of capital at March 31, 2000 compared to 36.6% in 1999. The current ratio was 2.2 with working capital totaling $284.7 million at March 31, 2000 compared to 2.4 and $425.9 million at March 31, 1999. The company had unused credit lines of $397.4 million at March 31, 2000.

The company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Long-term debt outstanding of $322 million at March 31, 2000 was generally at fixed rates of interest ranging from 5.89% to 8.50%. At March 31, 2000, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The company does not enter into derivatives or other financial instruments for trading or speculative purposes.


Part II - Other Information

Item 1.   Legal Proceedings

There have been no material developments in any of the legal proceedings described in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 4.   Submission of Matters to a vote of Security Holders

          A)   The Annual Meeting of shareholders was held on April 10, 2000.


          B) The following four Directors were re-elected to serve for three years until the Annual Meeting of 2003.

                    Mr. R. S. Evans
                          Vote for           -   54,621,177
                          Vote withheld      -    1,221,291

                     Mr. Eric C. Fast
                          Vote for           -   54,714,200
                          Vote withheld      -    1,128,268

                    Mr. Dorsey R. Gardner
                          Vote for           -   54,712,219
                          Vote withheld      -    1,130,249

                    Mr. Dwight C. Minton
                          Vote for           -   54,702,739
                          Vote withheld      -    1,139,729

Item 4.   Submission of Matters to a vote of Security Holders (Cont'd)

     C) The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the company for 2000.

                          Vote for           - 55,320,730
                          Vote against       -    197,332
                          Abstained          -    324,406

     D) The shareholders approved the Crane 2000 Non-Employee Director Stock Compensation Plan.

                          Vote for           - 51,308,606
                          Vote against       -  3,761,692
                          Abstained          -    772,170


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

     10. Material Contracts
          (iii) Compensatory Plans

     (h) The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (filed herewith as Exhibit 10(a).

     (i) Employment Agreement with Eric C. Fast (filed herewith as Exhibit
          10(b).


     27. Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CRANE CO.
                                                       REGISTRANT



Date May 15, 2000                         By /s/       M. L. Raithel
                                                       M. L. Raithel
                                                  Vice President and Chief
                                                      Financial Officer




Date May 15, 2000                         By /s/       T. M. Noonan
                                                       T. M. Noonan
                                                  Vice President, Controller
                                                     and Chief Tax Officer

Exhibit 10(a)

         The Crane Co. 2000 Non-Employee Director Stock Compensation Plan

1. Purpose.

The purposes of The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (the "Plan") are to attract and retain well-qualified persons for service as directors of Crane Co. (the "Company"), to provide directors through the payment of a portion of directors fees in shares of the Company's Common Stock, par value $1.00 per share ("Common Stock"), and the annual grant of options to purchase shares of Common Stock ("Options") with the opportunity to increase their proprietary interest in the Company and thereby to increase their personal interest in the Company's continued success.

2. Administration.

Responsibility and authority to administer and interpret the provisions of this Plan shall be conferred upon a committee of at least three persons (all of whom shall be persons not eligible to participate in this Plan) having full authority to act (the "Committee"). The members of the Committee shall be the Chairman of the Board (provided that he is not eligible to be a participant under this Plan), the President of the Company, and at least one additional disinterested person to be elected by the Chairman. The Committee shall record its proceedings under this Plan. The Committee may employ attorneys, consultants, accountants or other persons, and the Committee, the Company and its officers and directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All usual and reasonable expenses of the Committee shall be paid by the Company. No member shall receive compensation with respect to his services for the Committee except as may be authorized by the Board of Directors. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all directors who have received awards, the Company and other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretations taken or made in good faith with respect to this Plan or awards made hereunder, and all members of the Committee shall be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

3. Eligibility; Stock Subject to Plan.

(a) All directors of the Company who are not full-time employees of the Company shall be participants in this Plan, provided that any director who is age 65 or older on the date this Plan is approved by stockholders and who elects to continue his participation in the Crane Co. Retirement Plan for Non-Employee Directors shall not be eligible to receive any stock option grants under this Plan.

(b) The total number of shares initially authorized to be issued under this Plan shall be 400,000 shares of Common Stock. The number of shares available for issuance under the Plan shall be subject to adjustment in accordance with
Section 8 hereof. Such shares shall be made available, at the discretion of the Board of Directors, either from the authorized but unissued shares of Common Stock or from shares of Common Stock reacquired by the Company, including shares purchased in the open market. Except as provided in Section 6(d) hereof, any shares of restricted Common Stock awarded under this Plan that are forfeited for any reason, or any shares subject to an Option granted under this Plan that expires or is terminated for any reason without having been exercised in full, shall continue to be available for future grants under this Plan. If any shares of Common Stock are withheld from those otherwise issuable or are tendered to the Company, by attestation or otherwise, in connection with the exercise of an Option, only the net number of

Exhibit 10(a)
shares of Common Stock issued as a result of such exercise shall be deemed delivered for purposes of determining the maximum number of shares available for delivery under the Plan.

4. Annual Fee; Restricted Stock

(a) Each non-employee director shall be paid an annual director's fee, in an amount fixed from time to time by the Board of Directors, which is not dependent upon attendance at meetings (the "Base Fee"). The Base Fee shall be payable 50% in stock and 50% in cash as provided hereunder. The stock portion of the Base Fee shall be determined pursuant to this Section.

(b) At the Company's Annual Meeting each calendar year, each eligible director shall be awarded the number of full shares of Common Stock of the Company (rounded to the nearest ten shares) determined by dividing (i) the dollar amount equal to the 50% of the Base Fee payable to such director in shares of Common Stock by (ii) the Fair Market Value of a share of Common Stock on the award date. For all purposes of this Plan, the term "Fair Market Value" as of any date shall mean the average of the high and low prices of a share of Common Stock on the New York Stock Exchange-Composite Transactions Tape on the 10 consecutive trading days ending on such date, or, if no sale of Common Stock has been recorded on such date, then on the next preceding date on which a sale was so made. Each such award shall be evidenced by a written agreement, executed by the director and the Company, containing such restrictions, terms and conditions as the Committee may require. A non-employee director who becomes a member of the Board of Directors after the Annual Meeting in any year shall be awarded a prorated number of full shares of Common Stock based on an allocation of such director's Base Fee based on the number of full months of service for that year. The price of Common Stock to be used in determining the number of shares of Common Stock to which such director shall be entitled for such year shall be the Fair Market Value of a share of Common Stock on the date of the director's election to the Board of Directors.

(c) An award of Common Stock is forfeitable if the director ceases to remain a member of the Board of Directors until the Annual Meeting of the year following the year of the award, except in the case of death or disability (as determined by the Committee), which disability renders the director unable to continue to serve the Company or upon a Change in Control of the Company as set forth in
Section 4(d) hereof. In the event of death or disability, an allocated portion of the award for the year of death or disability, based on the number of full months of service, shall become vested and distributable as of the date of such death or disability. Shares which are forfeited may be regranted.

(d) Notwithstanding anything else herein, all restrictions on any Common Stock that may have been awarded to a director hereunder shall lapse in the event of a "Change in Control." For purposes of this Plan, the term "Change in Control" shall mean (i) the first purchase of shares pursuant to a tender offer or exchange offer (other than a tender offer or exchange offer by the Company) for all or part of the outstanding shares of the Company's Common Stock or any securities convertible into such Common Stock, (ii) the receipt by the Company of a Schedule 13D or other advice indicating that a person is the "beneficial owner" (as that term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of 20% or more of the outstanding shares of the Company's Common Stock calculated as provided in paragraph (d) of said Rule 13d-3, (iii) the date of approval by stockholders of the Company of an agreement providing for any consolidation or merger of the Company in which the Company will not be the continuing or surviving

Exhibit 10(a)
corporation or pursuant to which shares of Common Stock of the Company would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock of the Company immediately prior to the merger would have the same proportion of ownership of common stock of the surviving corporation immediately after the merger, (iv) the date of the approval by stockholders of the Company of any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company, (v) the adoption of any plan or proposal for the liquidation (but not a partial liquidation) or dissolution of the Company or (vi) the date upon which individuals who constitute the Board of Directors of the Company (the "Board") as of April 10, 2000 (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Plan, considered as though such person were a member of the Incumbent Board.

5. Terms and Conditions of Restricted Stock.

(a) The difference between the Base Fee and the portion of such Base Fee awarded under this Plan in Common Stock (valued at Fair Market Value) shall be paid to directors in cash on a monthly basis.

(b) Until such time as the risk of forfeiture lapses or the shares awarded are forfeited, a director has the right to vote and to receive dividends on and other distributions with respect to the shares awarded.

(c) At such time as the risk of forfeiture lapses, a director's Common Stock will have all the rights of any other Common Stock. No payment will be required from the director upon the issuance or delivery of any restricted stock, except that any amount necessary to satisfy applicable federal, state or local tax requirements shall be withheld or paid promptly upon notification of the amount due and prior to or concurrently with the issuance or delivery of a certificate representing such stock, provided that anything contained herein to the contrary notwithstanding, the Committee may accept stock received in connection with the award being taxed or otherwise previously acquired in satisfaction of withholding requirements.

(d) No shares may be sold or transferred (including, without limitation, transfer by gift or donation) prior to the fifth anniversary of the date of the award or the departure or resignation of the director from the Board, whichever is earlier; except with regard to shares which vest as a result of death or disability or upon a Change in Control of the Company (as defined in Section 4(d) hereof), at which time all restrictions on transfer shall lapse.

(e) Certificates for shares of restricted stock issued under this Plan shall be registered in the name of the director, and shall bear an appropriate legend referring to the terms, conditions and restrictions applicable to such award substantially in the following form:

      "The transferability of this certificate and the shares of stock represented

Exhibit 10(a)
hereby are subject to the terms and conditions (including forfeiture) of The Crane Co. 2000 Non-Employee Director Stock Compensation Plan. A copy of such Plan is on file in the offices of Crane Co., 100 First Stamford Place, Stamford, CT 06902."

(f) Prior to termination of the restrictions on sale and transfer provided herein, the certificates for the shares awarded pursuant to this Plan will be held by the Company's Treasurer in custody for the director.

6. Stock Options.

(a) Upon approval of this Plan by the stockholders of the Company, the persons then serving as non-employee directors shall be granted options to purchase the number of shares set forth opposite his name on Annex I hereto. At the conclusion of each Annual Meeting of the Company commencing with the Annual Meeting in 2000, an Option to purchase 2,000 shares of Common Stock will be granted automatically to each non-employee director of the Company. A non-employee director who becomes a member of the Board of Directors after the Annual Meeting in any year shall be granted an Option to purchase a prorated number of shares of Common Stock based on the number of full months of service until the next succeeding Annual Meeting.

(b) Each Option granted under this Plan shall be exercisable in whole or in part from time to time beginning from the date the Option is granted, subject to the provision that an Option may not be exercised by the optionee (i) more than 10 years from the date the Option is granted, or (ii) prior to the expiration of one year from the date the Option is granted; and provided further that, unless otherwise determined by the Committee, the Option may not be exercised in excess of 50% of the total shares subject to such Option during the second year after the date of grant, 75% during the third year, and 100% thereafter.

(c) The purchase price of each share of Common Stock upon exercise of any Option granted hereunder shall not be less than 100% of the Fair Market Value of the Common Stock on the date the Option is granted. The purchase price of the shares purchased upon the exercise of an Option shall be paid in full at the time of exercise in cash or in whole or in part by tendering (either actually or by attestation) shares of Common Stock. The value of each share of Common Stock delivered in payment of all or part of the purchase price upon the exercise of an Option shall be the Fair Market Value of the Common Stock on the date the Option is exercised. Exercise of Options shall also be permitted, if approved by the Committee, in accordance with a cashless exercise program under which, if so instructed by an optionee, shares of Common Stock may be issued directly to the optionee's broker or dealer upon receipt of an irrevocable written notice of exercise from the optionee.

(d) The Committee, upon such terms and conditions as it shall deem appropriate, may (but shall not be obligated to) authorize on behalf of the Company the acceptance of the surrender of the right to exercise an Option or a portion thereof (but only to the extent and in the amounts that such Option shall then be exercisable) and the payment by the Company therefor of an amount equal to the excess of the Fair Market Value on the date of surrender of the shares of Common Stock covered by such Option or portion thereof over the aggregate option price of such shares. Such payment shall be made in shares of Common Stock (valued at such Fair Market Value) or in cash, or partly in cash and partly in shares of Common Stock, as the Committee shall determine. The shares of Common Stock covered by any

Exhibit 10(a)

Option or portion thereof, as to which the right to exercise shall have been so surrendered, shall not again be available for the purposes of this Plan.

(e) Each Option granted under this Plan shall not be transferable by the optionee otherwise than by will or the laws of descent and distribution, and shall be exercisable, during the optionee's lifetime, only by the optionee. Notwithstanding the foregoing, Options may be transferable, without payment of consideration, to immediate family members of the optionee or to trusts or partnerships for the benefit of such family members.

(f) The Company shall have the right to require an optionee to pay to the Company the cash amount of any taxes which the Company is required to withhold upon the exercise of an Option granted hereunder, provided that anything contained herein to the contrary notwithstanding, the Committee may, in accordance with such rules as it may adopt, accept shares of Common Stock received in connection with the exercise of the Option being taxed or otherwise previously acquired in satisfaction of any withholding requirements or up to the entire tax liability arising from the exercise of such Option.

(g) The Committee, in its sole discretion, shall have the right (but shall not in any case be obligated), exercisable at any time after the date of grant, to permit the exercise of any Option prior to the time such Option would otherwise become exercisable under the terms of the option agreement.

7. Exercise of Options upon Termination of Service.

(a) If an optionee shall retire or shall cease to serve as a director of the Company by reason of permanent disability or after a Change in Control, all Options theretofore granted to such optionee, whether or not previously exercisable, may be exercised in whole or in part, and/or the Committee may authorize the acceptance of the surrender of the right to exercise such Options or any portion thereof as provided in Section 6(d) hereof, at any time prior to the expiration of the term of the Option.

(b) If an optionee shall die while serving as a director of the Company or after cessation or termination of such service, all Options theretofore granted to such optionee, whether or not previously exercisable, may be exercised in whole or in part, and/or the Committee may authorize the acceptance of the surrender of the right to exercise such Options or any portion thereof as provided in
Section 6(d) hereof, by the estate of such optionee (or by a person who shall have acquired the right to exercise such Option by bequest or inheritance), at any time prior to the expiration of the term of the Option.

(c) If an optionee is removed from service as a director by action of the Board of Directors (other than in connection with a Change in Control), such optionee may exercise any Option in whole or in part, at any time within 90 days after such removal from service, but only to the extent such Option is exercisable at the date of termination in accordance with Section 6(b) hereof. In no event may any Option be exercised after the expiration of the term of the Option.

8.  Adjustments to Reflect Capital Changes.

In the event that there is an increase in the number of issued shares of the Common Stock by reason of any stock dividend, stock split, recapitalization or other similar event, the total number of shares available for issuance hereunder and the

Exhibit 10(a)
     The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (Cont'd)

number of shares remaining subject to purchase under each outstanding Option shall be increased and the price per share of such outstanding Options shall be decreased, in proportion to such increase in issued shares. Conversely, in case the issued shares of Common Stock shall be combined into a smaller number of shares, the total number of shares available for issuance hereunder and the number of shares remaining subject to purchase under each outstanding Option shall be decreased and the price per share of such outstanding Options shall be increased, in proportion to such decrease in issued shares. In the event of any merger, consolidation, reorganization or liquidation in part or in whole, the Committee may make such adjustment in the shares available for issuance hereunder and the shares subject to outstanding Options and the price thereof as the Committee, in its sole discretion, deems appropriate. In the event of an exchange of Common Stock, or other securities of the Company convertible into Common Stock, for the stock or securities of another corporation, the Committee may, in its sole discretion, equitably substitute such new stock or securities for a portion or all of the shares of Common Stock subject to outstanding Options.

9. Term, Amendment and Termination.

(a) This Plan shall be submitted to the stockholders of the Company at the Annual Meeting in 2000 and, if approved by the stockholders, shall become effective April 10, 2000. No shares shall be awarded nor Options granted under this Plan after May 31, 2010.

(b) The Board of Directors of the Company may at any time amend, rescind or terminate this Plan, as it shall deem advisable; provided, however, that (i) no change may be made in awards theretofore granted under this Plan which would impair participants' rights without their consent, and (ii) no amendment to this Plan shall be made without approval of the Company's stockholders if the effect of such amendment would be to (a) increase the number of shares reserved for issuance hereunder; (b) materially increase the benefits accruing to participants under this Plan; (c) materially change the requirements for eligibility under Section 3 hereof; (d) materially modify the method for determining the number of shares awarded under Section 4 hereof; or (e) increase the number of Options to be granted under Section 6 hereof or the minimum purchase price thereof; except that any such increase or modification that results from adjustments authorized by Section 8 hereof shall not require such approval.

10. General Provisions.

(a) Each Option granted under this Plan shall be evidenced by a written agreement containing such terms and conditions as the Committee may require, and no person shall have any rights under any Option granted under this Plan unless and until such agreement has been executed and delivered by the optionee and the Company.

(b) In the event of any conflict between the terms of this Plan and any provision of any Option agreement, the terms of this Plan shall be controlling.

(c) Neither this Plan nor any action taken hereunder shall be construed as giving any director any right to serve as a director or in any other capacity for the Company or any of its subsidiaries.

(d) The obligation of the Company to sell and deliver shares of Common Stock upon exercise of Options granted hereunder shall be subject to, as deemed necessary or appropriate by counsel for the Company, (i) all applicable laws, rules and

Exhibit 10(a)
regulations and such approvals by any governmental agencies as may be required, including, without limitation, the effectiveness of a registration statement under the Securities Act of 1933, and (ii) the condition that such shares shall have been duly listed on such stock exchanges as the Common Stock is then listed.

(e) Anything in this Plan to the contrary notwithstanding, it is expressly agreed and understood that if any one or more provisions of this Plan shall be illegal or invalid such illegality or invalidity shall not invalidate this Plan or any other provisions thereof, but this Plan shall be effective in all respects as though the illegal or invalid provisions had not been included.

(f) All determinations made and actions taken pursuant to this Plan shall be governed by the laws of the State of Delaware, other than the conflict of laws provisions thereof.

       NAME OF NON-EMPLOYEE     NUMBER OF SHARES FOR
             DIRECTOR           INITIAL OPTION GRANT
     E. T. Bigelow, Jr.                          21,900
     R. S. Forte                                 18,200
     D. R. Gardner                               20,400
     J. J. Lee                                    3,200
     W. E. Lipner                                 1,500
     D. C. Minton                                37,500
     C. J. Queenan, Jr.                          41,900
     J. L. L. Tullis                              2,800



Exhibit 10(b)

                      Employment Agreement with Eric C. Fast

                                          September 7, 1999

Mr. Eric Fast
[address}

Dear Mr. Fast:

     I am pleased to extend this offer of employment with Crane Co. ("Crane") to you on the terms and conditions described below.

     Subject to your election by the Board of Directors, you will serve as President and Chief Operating Officer for Crane on a full-time basis and will be reporting to me. Your employment with Crane will commence on or about September 8, 1999.

     Your initial base salary will be $450,000 per year, subject to annual review and possible adjustment based upon Crane's financial position as well as your individual performance. In addition, you will participate in Crane's

Exhibit 10(b)
executive bonus plan (EVA plan) for 1999 and subsequent fiscal years at an appropriate level as determined by the Board of Directors; provided, however, that for the 1999 fiscal year your bonus will be no less than $100,000 and for the 2000 fiscal year your bonus will be no less than $200,000. You also will be eligible to participate in Crane employee benefit plans and programs on the same basis as other senior executives of Crane but subject to the terms and conditions of such plans or programs.

     You will be granted non-qualified stock options (the "Options") under the Crane Co. Stock Option Plan (the "Option Plan") as of September 27, 1999 to purchase 150,000 shares of Crane Common Stock and as of October 25, 1999 to purchase an additional 150,000 shares of Crane Common Stock. The exercise price per share of each Option will be equal to the fair market value per share of the Common Stock on the date of grant of the Option. Under the Option Plan, the "fair market value" shall be determined by the average of the high and low prices of the Common Stock on the New York Stock Exchange on the ten consecutive trading days ending on the date of grant. Each Option will vest and become exercisable 50% one year after the grant date, 75% two years after the grant date and 100% three years after the grant date. All of the terms and conditions of each Option will be governed by and set forth in a written stock option agreement containing such terms and conditions, consistent with this letter and the Option Plan, as Crane determines in its discretion. You will be eligible for additional option grants in future years to the extent such grants are approved by the Organization and Compensation Committee of Crane's Board of Directors.

     As of September 27, 1999, you also will be granted 50,000 shares of Crane Common Stock (the "Restricted Stock") under the Crane Co. Restricted Stock Award Plan (the "Restricted Stock Plan"). The Restricted Stock will be subject to transfer and forfeiture restrictions that will lapse with respect to 10,000 shares on each of the first five anniversaries of the date of grant. All of the other terms and conditions of the Restricted Stock will be governed by the Restricted Stock Plan and set forth in a written restricted stock agreement containing such terms and conditions, consistent with this letter and the Restricted Stock Plan, as Crane determines in its discretion.

     As a further inducement for you to join Crane, in the event of a termination of your employment under the circumstances described below, (i) you will be entitled to receive as severance a lump sum payment equal to the sum of
(A) two times your base salary at the time of termination plus (B) the greater of (x) two times the highest annual bonus paid to you by Crane or (y) the balance of your EVA bank account and (ii) the unvested portion of the Options will immediately vest and become exercisable and all restrictions on the Restricted Stock will immediately lapse. You will be entitled to the foregoing if (a) you remain in Crane's employ under the terms outlined above through March 31, 2001 and at any time during the 60 day period commencing April 1, 2001 you elect in your discretion to terminate your employment with Crane for any reason or for no reason, provided only that you agree to serve Crane for at least 90 days after your notice of termination, or (b) your employment is terminated by Crane at any time without "cause." Crane will have "cause" to terminate your employment upon the occurrence of any of the following that is demonstrably and materially injurious to the interest, property, operations, business or reputation of Crane or any of its subsidiaries: (i) you commit any intentional act or acts of disloyalty, misconduct, or moral turpitude or are convicted of a crime, (ii) you commit an intentional act of fraud, embezzlement or theft in connection with your duties or in the course of your employment with Crane or
(iii) you intentionally

Exhibit 10(b)
and wrongfully disclose trade secrets or other confidential information of Crane or its subsidiaries.

     You will be entitled to enter into the change in control severance agreement that Crane provides to its senior executive officers.

     Finally, if you accept this offer I will recommend to the Board of Directors that you be elected a director at the next meeting of the Board of Directors.

     I hope that this offer is acceptable to you. If you agree with the terms and conditions set forth above, please execute and return to me one copy of this letter. You may wish also to execute the second copy of this letter and keep it for your files. I look forward to your response.


                                          Sincerely,

                                          Crane Co.

                                          By: /s/ R. S. Evans
    R. S. Evans
                                              Chairman and
                                              Chief Executive Officer






Accepted and agreed to:

/s/ Eric C. Fast
Eric Fast
September 9, 1999