Form 10-Q
period 2000-06-30
CRANE CO /DE/
filed 2000-08-15
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 2000
                              -------------------------------------------------

Commission File Number           1-1657
                      ---------------------------------------------------------


                             CRANE CO.
-------------------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                                13-1952290
-------------------------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


     100 First Stamford Place, Stamford, CT.     06902
-------------------------------------------------------------------------------
     (Address of principal executive office)     (Zip Code)


                          (203) 363-7300
-------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


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

                 Yes    X           No
                    ----------


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 2000:

                 Common stock, $1.00 Par Value - 60,757,181 shares

Part I - Financial Information

Item 1.  Financial Statements

                           Crane Co. and Subsidiaries
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)

                                   (Unaudited)


                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                           2000        1999        2000        1999
                                           ----        ----        ----        ----
Net Sales                                $387,853    $405,268    $771,660    $805,314

Operating Costs and Expenses:
  Cost of sales                           251,363     265,336     504,140     526,592
  Selling, general and
    administrative                         68,174      66,005     137,881     137,307
  Depreciation and amortization            13,459      16,386      26,738      31,020
                                          -------     -------     -------     -------
                                          332,996     347,727     668,759     694,919

Operating Profit                           54,857      57,541     102,901     110,395

Other Income (Expense):
  Interest income                             121       2,744         499       6,011
  Interest expense                         (5,616)     (7,384)    (11,641)    (15,272)
  Miscellaneous - net                      24,221       2,902      24,375       4,836
                                           ------      ------      ------      -------
                                           18,726      (1,738)     13,233      (4,425)

Income Before Taxes                        73,583      55,803     116,134     105,970

Provision for Income Taxes                 25,758      19,705      40,647      37,437
                                           ------      ------      ------      ------

Income from Continuing Operations          47,825      36,098      75,487      68,533

Income from Discontinued Operations          -          3,213        -          4,444
                                         --------    --------    --------      ------

Net Income                               $ 47,825    $ 39,311    $ 75,487    $ 72,977
                                         ========    ========    ========    ========


Basic Net Income Per Share:
Income from Continuing Operations            $.79        $.53       $1.23       $1.01
Income from Discontinued Operations           -           .05         -           .06
                                           ------      ------      ------      ------
Net Income                                   $.79        $.58       $1.23       $1.07
                                           ======      ======      ======      ======
Average Basic Shares Outstanding           60,703      67,890      61,262      68,090

Diluted Net Income Per Share:
Income from Continuing Operations            $.78        $.53       $1.22       $1.00
Income from Discontinued Operations           -           .04         -          . 06
                                           ------      ------     -------      ------
Net Income                                   $.78        $.57       $1.22       $1.06
                                           ======      ======     =======      ======
Average Diluted Shares Outstanding         61,341      68,511      61,733      68,702

Dividends Per Share                          $.10        $.10        $.10        $.10

                    See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                        June 30,          December 31,
                                                  2000          1999          1999
                                                  ----          ----          ----
Assets

Current Assets

  Cash and cash equivalents                      $ 2,627       $ 7,329      $ 3,245

  Accounts receivable                            228,178       243,186      206,468

  Inventories:
    Finished goods                                96,820       113,221      107,006
    Finished parts and subassemblies              54,789        58,377       57,667
    Work in process                               26,808        31,265       23,471
    Raw materials                                 67,328        71,239       71,330
                                                 -------       -------      -------
                                                 245,745       274,102      259,474

  Net Assets of Discontinued Operations              -         141,301          -
  Other Current Assets                            39,678        40,811       35,973
                                                 -------       -------      -------

    Total Current Assets                         516,228       706,729      505,160

Property, Plant and Equipment:
  Cost                                           580,935       572,649      579,263
  Less accumulated depreciation                  333,546       312,426      322,614
                                                 -------       -------      -------
                                                 247,389       260,223      256,649

Other Assets                                      35,182        35,243       45,771

Intangibles                                       41,390        45,643       43,796
Cost in excess of net assets acquired            328,383       313,261      329,321
                                              ----------    ----------   ----------

                                              $1,168,572    $1,361,099   $1,180,697
                                              ==========    ==========   ==========

                   See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                            Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                              June 30,             December 31,
                                                         2000           1999          1999
                                                         ----           ----          ----
Liabilities and Shareholders Equity

Current Liabilities

  Current maturities of long-term debt                   $  322         $  472        $  385
  Loans payable                                          10,303         39,385        13,271
  Accounts payable                                       93,416         93,976        87,611
  Accrued liabilities                                   109,840        115,974       116,098
  U.S. and foreign taxes on income                       35,469         19,777        16,150
                                                        -------        -------       -------
    Total Current Liabilities                           249,350        269,584       233,515

Long-Term Debt                                          249,963        317,533       286,772

Deferred Income Taxes                                    26,449         28,085        25,866

Other Liabilities                                        25,575         20,426        25,927

Accrued Postretirement Benefits                          30,851         32,161        31,709

Accrued Pension Liability                                 8,390          8,605         8,798

Preferred Shares, par value $.01                            -              -             -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00                          72,426         72,426        72,426
   200,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                                        98,289         96,262        98,289
  Retained earnings                                     683,969        634,816       623,421
  Accumulated other comprehensive loss                  (28,545)       (22,237)      (22,481)
  Common stock held in treasury                        (248,145)       (96,562)     (203,545)
                                                       --------        -------      --------
    Total Common Shareholder's Equity                   577,994        684,705       568,110
                                                     ----------     ----------    ----------
                                                     $1,168,572     $1,361,099    $1,180,697
                                                     ==========     ==========    ==========

Common Stock Issued                                      72,426         72,426        72,426
Less Common Stock held in Treasury                      (11,669)        (4,513)       (9,624)
                                                        -------         ------        ------
Common Stock Outstanding                                 60,757         67,913        62,802
                                                        =======        =======        ======

                   See Notes to Consolidated Financial Statements


Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)


                                                                  Six Months Ended
                                                                       June 30,
                                                                 2000       1999
                                                                 ----       ----
Operating activities:
  Income from Continuing Operations                             $75,487     $68,533
  Gain on sale of investments                                   (28,418)     (2,583)
  Depreciation                                                   18,740      18,588
  Amortization                                                    7,998      12,432
  Deferred income taxes                                             418       2,856
  Cash provided by (used for) operating working capital          (1,344)     (2,896)
  Other                                                            (900)     (6,133)
                                                                 ------      ------
Total provided by Operating activities                           71,981      90,797
Investing activities:
  Capital expenditures                                          (12,785)    (13,558)
  Purchase of equity investment                                     -        (2,029)
  Sale of equity investment                                      45,556       5,361
  Payments for acquisitions                                      (8,500)        -
  Proceeds from divestitures                                        -           447
  Proceeds from disposition of capital assets                       389       6,137
                                                                 ------      ------
Total provided by (used for) Investing activities                24,660      (3,642)
Financing activities:
  Equity:
    Dividends paid                                              (12,201)    (13,595)
    Reacquisition of shares-open market                         (49,384)    (20,433)
    Reacquisition of shares-stock incentive programs             (3,710)       (745)
    Stock options exercised                                       8,105       5,418
                                                                -------     -------
      Net equity                                                (57,190)    (29,355)
  Debt
    Proceeds from issuance of long-term debt                     48,500     115,000
    Repayments of long-term debt                                (81,077)   (150,609)
    Net decrease in short-term debt                              (7,243)    (14,411)
                                                                --------    --------
      Net debt                                                  (39,820)    (50,020)
                                                                --------    --------
Total used for Financing activities                             (97,010)    (79,375)
Cash Used in Discontinued Operations                                -       (16,198)
Effect of exchange rate on cash and cash equivalents               (249)       (448)
                                                                  -----      ------
Decrease in cash and cash equivalents                              (618)     (8,866)
Cash and cash equivalents at beginning of period                  3,245      16,195
                                                                 ------      ------
Cash and cash equivalents at end of period                       $2,627      $7,329
                                                                 ======      ======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                        $(25,085)    $(9,391)
    Inventories                                                   9,929      12,036
    Other current assets                                         (2,039)      3,518
    Accounts payable                                              7,518       7,332
    Accrued liabilities                                          (9,185)    (19,377)
    U.S. and foreign taxes on income                             17,518       2,986
                                                               ---------    -------
      Total                                                    $ (1,344)    $(2,896)
                                                               =========    ========

Supplemental disclosure of cash flow information:

  Interest paid                                                 $11,800     $16,238
  Income taxes paid                                              25,764      32,652

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

2.   Net Sales, gross profit and operating profit by segment are as follows:


                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                2000        1999        2000        1999
                                ----        ----        ----        ----
(In Thousands)
Net Sales:
Engineered Materials          $ 92,422    $ 94,383    $189,640    $185,444
Merchandising                   57,026      50,662     113,403     100,947
Aerospace                       89,652      95,795     171,552     192,875
Fluid Handling                 116,960     131,632     234,518     260,949
Crane Controls                  32,600      30,986      64,223      61,146
Other                              -         3,125         -         6,520
Intersegment Elimination          (807)     (1,315)     (1,676)     (2,567)
                              --------    --------    --------    --------
          Total               $387,853    $405,268    $771,660    $805,314
                              ========    ========    ========    ========

Gross Profit:
Engineered Materials          $ 22,876    $ 24,783    $ 48,889    $ 48,010
Merchandising                   19,818      20,533      39,772      39,271
Aerospace                       42,785      44,257      75,704      90,017
Fluid Handling                  28,990      26,567      58,180      54,556
Crane Controls                   9,174      10,725      19,082      20,725
Other                              -           673         -         1,137
Corporate                           29        (273)         (7)       (263)
                              --------    --------    --------    --------
          Total               $123,672    $127,265    $241,620    $253,453
                              ========    ========    ========    ========

Part I - Financial Information (Cont'd.)

                Notes to Consolidated Financial Statements (Unaudited)

                               Three Months Ended       Six Months Ended
                                    June 30,                June 30,
                                2000        1999        2000        1999
                                ----        ----        ----        ----
(In Thousands)
Operating Profit (Loss):
Engineered Materials           $14,505     $16,633    $ 31,482    $ 31,291
Merchandising                    8,914      11,274      18,566      20,780
Aerospace                       25,503      27,677      42,223      54,920
Fluid Handling                   9,476       4,482      17,498      10,050
Crane Controls                    (471)      1,227        (296)      1,811
Other                              -          (134)        -          (279)
Corporate                       (3,081)     (3,524)     (6,527)     (8,077)
Intersegment Elimination            11         (94)        (45)       (101)
                               -------     -------    --------    --------
          Total                $54,857     $57,541    $102,901    $110,395
                               =======     =======    ========    ========

3.   Inventories

     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $22.3 million at June 30, 2000, $27.1 million at June 30, 1999, and $23.1 million at December 31, 1999.

4.   Intangibles

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $23.9 million at June 30, 2000, $20.4 million at June 30, 1999 and $22.0 million at December 31, 1999

5.   Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $68.4 million at June 30, 2000, $52.5 million at June 30, 1999 and $60.1 million at December 31, 1999. In March of 2000, Streamware Corporation was acquired. The cost in excess of net assets resulting from this acquisition will be amortized over 15 years using the straight-line method.

6.   Miscellaneous Net

     Included in this caption is a pre-tax gain from the sale of investments of $28.4 million.

7. Total comprehensive income for the three and six-month periods ended June 30, 2000 and 1999 was as follows:

(In thousands)                              Three Months Ended     Six Months Ended
                                                 June 30,              June 30,
                                                2000       1999       2000       1999
                                                ----       ----       ----       ----
Net Income                                    $47,825    $39,311    $75,487    $72,977
Foreign currency translation adjustments       (3,359)    (1,064)    (6,064)    (4,201)
                                              -------    -------    -------    -------
Comprehensive Income                          $44,466    $38,247    $69,423    $68,776
                                              =======    =======    =======    =======

Part I - Financial Information (Cont'd.)

                Notes to Consolidated Financial Statements (Unaudited)

8.   Special Charges

      The pre-tax special charges of $35.0 million taken in 1999 were principally for a series of actions to reduce the fixed cost base in Engineered Materials, Aerospace, Fluid Handling and Controls by closing or consolidating facilities, reducing staff, rationalizing product lines and for other unusual items. In total, five manufacturing facilities have been closed or ceased production. A summary of the liability balance included in accrued liabilities relating to severance and facility closure costs at June 30, 2000 is as follows:


                                             Liability                   Liability
                                             Balance at                  Balance at
                                            December 31,                  June 30,
(In thousands)                                  1999       Deductions       2000
                                                ----                        ----
Severance costs                             $1,327         $1,093           $234
Facility closure costs                       1,695          1,460            235
                                            ------         ------           ----
Total                                       $3,022         $2,553           $469
                                            ======         ======           ====

Part I - Financial Information (Cont'd)


Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2000


This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission

Results from Operations

Second Quarter of 2000 Compared to Second Quarter of 1999

Income from continuing operations for the quarter was $47.8 million, or $.78 per diluted share outstanding, compared with $36.1 million, or $.53 per diluted share outstanding, for the second quarter of 1999. During the second quarters of 2000 and 1999, non-operating gains from the sale of investments and non-operating expenses accounted for $.26 per diluted share and $.03 per diluted share, respectively. Excluding these non-operating items, earnings per diluted share increased to $.52 in the second quarter of 2000 compared with $.50 for the second quarter of 1999. Operating profit for the second quarter was $54.9 million on sales of $387.9 million compared with $57.5 million on sales of $405.3 million in 1999. Operating profit margins were 14.1% for the quarter compared with 14.2% in the second quarter 1999.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2000


Engineered Materials sales decreased by $2.0 million, or 2%, to $92.4 million for the second quarter of 2000 compared with the second quarter of 1999. Gross profit decreased 8% to $22.9 million versus the quarter in 1999. Operating profit decreased $2.1 million, or 13%, to $14.5 million. Operating profit margins for the segment declined to 15.7% compared with 17.6% in 1999. The decrease in this segment's results was primarily driven by Kemlite, which experienced a sales decline of $ 2.2 million, or 4%, to $59.3 million and an operating profit decline of $2.0 million, or 15%, to $11.5 million for the quarter compared with the second quarter of 1999. Kemlite was adversely affected by the decline in the transportation market, increased raw material costs and certain operating inefficiencies.

Merchandising Systems sales increased by $6.4 million, or 13%, to $57.0 million for the second quarter of 2000 compared with the second quarter of 1999. Gross profit for the quarter decreased 3% to $19.8 million compared to 1999. Operating profit decreased $2.4 million, or 21%, to $8.9 million. Operating profit margins for the segment were 15.6% in 2000 compared with 22.3% in 1999. National Vendors' sales increased $8.3 million, or 22%, to $47.1 million, with the 1999 Stentorfield acquisition contributing $7.0 million and the 2000 Streamware acquisition contributing $.5 million of this increase. National Vendors' operating profit decreased $2.0 million, or 23%, to $6.7 million. This negative comparison of operating profit was primarily due to a $1.3 million favorable court decision in the U.K. last year and our investment in Streamware, which incurred an operating loss of $.6 million during the second quarter of 2000. NRI's sales decreased by $2.0 million, or 16%, to $9.9 million and operating profit decreased $.3 million, or 13%, to $2.3 million due to unfavorable U.S. dollar-to-Euro exchange rates, which more than offset continued shipments of higher-margin changer units and material cost-saving initiatives.

Aerospace sales decreased by $6.1 million, or 6%, to $89.7 million for the second quarter of 2000 versus the second quarter of 1999. Gross profit decreased 3% to $42.8 million during the second quarter of 2000 compared with 1999. Operating profit decreased $2.2 million, or 8%, to $25.5 million. Operating profit margins for the segment were 28.4% compared with 28.9% in 1999. Results were affected by lower sales volume in the commercial aerospace market and Interpoint's standard power and custom markets. This segment recorded a $49.2 million increase in order backlog from December 31, 1999, to $281.8 million, suggesting some stabilization of the aerospace markets served. Interpoint contributed $16.5 million of the increase, having been selected during June to provide power converters for a leading fiber optics Company. ELDEC contributed $28.5 million of the increase.

Fluid Handling sales declined $14.7 million, or 11%, to $117.0 million for the second quarter of 2000 compared with the second quarter of 1999. Gross profit increased 9% to $29.0 million during the quarter versus 1999. Operating profit increased $5.0 million, or 111%, to $9.5 million in 2000. Operating profit margins for the segment improved to 8.1% compared with 3.4% in 1999. Four of the five businesses reported higher profits and all five reported improved operating margins. Commercial Valves' operating profit improved by $3.9 million to $1.5 million on a $5.7 million, or a 19%, sales reduction to $24.7 million. Engineered Valves' operating profit increased $1.0 million to $1.9 million on a $2.0 million decrease in sales to $25.0 million as the result of increased shipments of high-margin pressure-seal valves to the power generation market and from the closure of a steel valve facility in the U.K.

Item 2.         Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2000


Controls sales increased $1.6 million, or 5%, to $32.6 million for the second quarter of 2000 compared with the second quarter of 1999. Gross profit decreased 14% to $9.2 million compared with 1999. Operating profit decreased $1.7 million to a $.5 million loss. Operating profit (loss) margins were (1.4%) versus 4.0% in 1999. Production problems caused by the integration of Ferguson's Greenwood, Mississippi production into its St. Louis, Missouri facility resulted in Ferguson's operating profit decreasing $1.4 million on a $.7 million increase in sales. Results were mixed in the other businesses in this segment, resulting in a $.9 million increase in sales and a $.3 million decrease in operating profit.

Sale of Investments

In May 2000, Crane Co. sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry, as well as its related United States telecommunications power supply product line, for $45.6 million.



Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 2000


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30,1999

For the six months ended June 30, 2000, income from continuing operations was $75.5 million, or $1.22 per diluted share outstanding, compared with $68.5 million, or $1.00 per diluted share outstanding, for the first half of 1999. During the six month periods ended June 30, 2000 and June 30, 1999, non-operating gains from the sale of investments and non-operating expenses accounted for $.26 per diluted share and $.03 per diluted share, respectively. Excluding these non-operating items, earnings per diluted share were $.96 compared with $.97 for the six months ended June 30, 1999. Operating profit for the six months ended June 30, 2000 was $102.9 million on sales of $771.7 million compared with $110.4 million on sales of $805.3 million in 1999. Operating profit margins for the six months ended June 30, 2000 were 13.3% compared with 13.7% for the six months ended June 30, 1999.

Order backlog at June 30, 2000 was $431.2 million, an increase of 12.8% from year-end December 31, 1999. Orders continued to increase, improving by $30.9 million, or 8%, to $408.7 million during the quarter over the same three-month period a year ago.

Net sales from domestic businesses were 75% of total net sales in 2000 compared with 74% in the same six-month period of 1999. Operating profit from domestic businesses was 89% and 91% of total operating profit for 2000 and 1999, respectively. Operating margins for domestic businesses were 15.9% in 2000 compared with 16.8% in 1999. Operating margins for non-US businesses were 6.0% in 2000 versus 4.6% in 1999.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 2000


Engineered Materials sales increased by 2%, or $4.2 million to $189.6 million versus the same six-month period in 1999. Gross profit increased 2% to $48.9 million for the six-month period compared with 1999. Operating profit increased 1%, or $.2 million, to $31.5 million. Operating margins for the segment decreased to 16.6% of sales compared to 16.9% in 1999 as higher material costs at Plumbing and Kemlite partially offset improvement in operating margins at Cortec and Resistoflex. Order backlog decreased 26% to $18.4 million from December 31, 1999.

Merchandising Systems sales increased 12%, or $12.5 million, to $113.4 million for the six-month period compared with the same period in 1999. Gross profit increased 1% to $39.8 million versus 1999. Operating profit decreased 11%, or $2.2 million, to $18.6 million. Operating profit margins were 16.4% in 2000 compared with 20.6% in 1999, primarily due to a brief strike during the first quarter at National Vendors' St. Louis facility, lower results in England and a favorable legal settlement of $1.3 million in 1999. In addition, results in the first half of 2000 include costs related to National Vendors' acquisition of Streamware Corporation in late March. National Vendors sales increased $15.8 million, with the 1999 Stentorfield acquisition contributing $12.9 million of the sales increase. NRI sales decreased 14%, or $3.3 million, due to an unfavorable U.S. dollar to Euro exchange rate, but operating profit increased 1%, or $.1 million, due to continued shipments of higher-margin changer units and material cost-saving initiatives. Order backlog increased $1.5 million to $19.8 million from December 31,1999.

Aerospace sales decreased by 11%, or $21.3 million to $171.6 million compared with 1999. Gross profit decreased 16% to $75.7 million versus the same six-month period of 1999. Operating profit decreased 23%, or $12.7 million, to $42.2 million. Operating profit margins were 24.6% compared to 28.5% in 1999. Sales were lower due to a slowdown in the commercial transport aerospace market that began in the second half of 1999 and lower shipments of standard power and custom products at Interpoint. Operating profit at ELDEC and Hydro-Aire was negatively impacted by lower commercial OEM and aftermarket spares revenues while Interpoint's operating profit declined compared with 1999 due to lower revenues. Order backlog increased $49.2 million to $281.8 million from December 31,1999.

Fluid Handling sales declined 10%, or $26.4 million, to $234.5 million for the six month period compared with the same period in 1999. Gross profit increased 7% to $58.2 million versus 1999. Operating profit increased 74%, or $7.4 million, to $17.5 million in 2000. Operating margins for the segment improved to 7.5% of sales compared to 3.9% in 1999. Commercial Valves operating profit improved by $6.8 million on a 13%, or $7.8 million, sales reduction as this business returned to profitability and operating margins improved to 5.1%. The sales decline resulted principally from increased discipline in pricing and order acceptance. Pumps sales increased by $2.1 million, resulting in increased operating profit of $.9 million, while Crane Supply's operating profit increased by 22%, or $.8 million, on a 3% decrease in sales, due to improved shipping margins. Valve Services shipments decreased by $8.9 million and operating profit decreased by $.1 million. Engineered Valves operating profit decreased $.8 million on a $9.9 million decrease in sales as the result of lower valve shipments to the marine and oil and gas markets. This was partially offset by higher shipments of Pressure Seal valves to the power generation market and the closure of the Triangle Steel facility in the U.K. Overall Fluid Handling order backlog increased by $5.0

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 2000


million to $83.3 million from December 31,1999, led by continued strong demand from the power generation industry and the improving marine market.

Controls sales increased 5%, or $3.1 million, to $64.2 million for the six months ended June 30, 2000 versus the same period in 1999. Gross profit decreased 8% to $19.1 million in 2000 compared with 1999. Operating profit decreased $2.1 million, or 116%, to a loss of $.3 million. Dynalco and Azonix achieved higher operating profit, which was more than offset by declines at Ferguson resulting from production problems caused by the integration of its Greenwood, Mississippi production into its St. Louis facility, and at Barksdale and Powers Process. Operating profit (loss) margins declined to (.5%) versus 3.0% in 1999. Order backlog decreased by $.4 million to $27.9 million from December 31,1999.


Liquidity and Capital Resources

For the six-month period ended June 30, 2000, the Company generated $72.0 million of cash from operating activities, compared with $90.8 million in 1999. Net debt totaled 30.9% of capital at June 30, 2000 compared to 33.8% in 1999. The current ratio was 2.1 with working capital totaling $266.9 million compared to 2.6 and $437.1 million at June 30, 1999. The Company had unused credit lines of $454.3 million at June 30, 2000.

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $250 million in long-term debt outstanding at June 30, 2000, 79.4% was at fixed rates of interest ranging from 6.75% to 8.50%. At June 30, 2000, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.


New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on the consolidated financial statements.

Part II - Other Information

Item 1.   Legal Proceedings

          There have been no material developments in any of the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

Exhibit 27. Article 5 of Regulation S-X Financial Data Schedule for the first quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        CRANE CO.
                                                   --------------
                                                       REGISTRANT

Date August 14, 2000                           By       /s/ M. L. Raithel
                                                        -----------------
                                                       M. L. Raithel
                                                  Vice President and Chief
                                                      Financial Officer


Date August 14, 2000                           By       /s/ T. M. Noonan
                                                        ----------------
                                                       T. M. Noonan
                                                  Vice President, Controller
                                                     and Chief Tax Officer