Form 10-Q
period 2000-09-30
CRANE CO /DE/
filed 2000-11-08
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       September 30, 2000
                              -------------------------------------

Commission File Number           1-1657
                      ---------------------------------------------


                             CRANE CO.
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


     Delaware                                13-1952290
-------------------------------------------------------------------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)           Identification No.)


     100 First Stamford Place, Stamford, CT.     06902
-------------------------------------------------------------------
     (Address of principal executive office)     (Zip Code)


                          (203) 363-7300
-------------------------------------------------------------------
        (Registrant's telephone number, including area code)


                         (Not Applicable)
-------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X           No
                    ----------        ----------


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 2000:

                 Common stock, $1.00 Par Value - 60,377,782 shares

Part I - Financial Information

Item 1.  Financial Statements


                           Crane Co. and Subsidiaries

                        Consolidated Statements of Income

                    (In Thousands, Except Per Share Amounts)

                                   (Unaudited)


                                        Three Months Ended         Nine Months Ended
                                           September 30,             September 30,
                                         2000        1999         2000          1999
                                         ----        ----         ----          ----
Net Sales                                $363,190    $384,193    $1,134,850    $1,189,507

Operating Costs and Expenses:
  Cost of sales                           245,231     270,683       749,371       797,344
  Selling, general and
    administrative                         65,995      66,019       203,876       203,257
  Depreciation and amortization            14,296      15,171        41,034        46,191
                                          -------     -------       -------     ---------
                                          325,522     351,873       994,281     1,046,792

Operating Profit                           37,668      32,320       140,569       142,715

Other Income (Expense):
  Interest income                             553       2,068         1,052         8,079
  Interest expense                         (5,349)     (6,068)      (16,990)      (21,339)
  Miscellaneous - net                          61         (15)       24,436         4,819
                                           -------     -------      -------        -------
                                           (4,735)     (4,015)        8,498        (8,441)

Income Before Taxes                        32,933      28,305       149,067       134,274

Provision for Income Taxes                 11,526       9,958        52,173        47,394
                                           ------      ------        ------        ------

Income from Continuing Operations          21,407      18,347        96,894        86,880

Income from Discontinued Operations          -          4,008          -            8,452
                                         --------    --------      --------      --------

Net Income                               $ 21,407    $ 22,355      $ 96,894      $ 95,332
                                         ========    ========      ========      ========


Basic Net Income Per Share:
Income from Continuing Operations            $.35       $.27          $1.59         $1.28
Income from Discontinued Operations            -         .06             -            .13
                                           ------     ------         ------        ------
Net Income                                   $.35       $.33          $1.59         $1.41
                                           ======     ======         ======        ======
Average Basic Shares Outstanding           60,674     67,346         61,077        67,810

Diluted Net Income Per Share:
Income from Continuing Operations            $.35        $.27         $1.57         $1.27
Income from Discontinued Operations            -          .06            -           . 12
                                           ------      ------        ------        ------
Net Income                                   $.35        $.33         $1.57         $1.39
                                           ======      ======        ======        ======
Average Diluted Shares Outstanding         61,168      67,853        61,540        68,370

Dividends Per Share                          $.10        $.10          $.30          $.30

                    See Notes to Consolidated Financial Statements



Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries

                            Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                  September 30,        December 31,
                                               2000          1999          1999
                                               ----          ----          ----
Assets

Current Assets

  Cash and cash equivalents                     $  2,609      $ 15,013     $  3,245

  Accounts receivable                            224,849       227,945      206,468

  Inventories:
    Finished goods                                84,013       105,720      107,006
    Finished parts and subassemblies              52,612        56,193       57,667
    Work in process                               28,489        27,252       23,471
    Raw materials                                 69,933        71,351       71,330
                                                 -------       -------      -------
                                                 235,047       260,516      259,474

  Net Assets of Discontinued Operations              -         142,954          -
  Other Current Assets                            38,827        37,764       35,973
                                                 -------       -------      -------

    Total Current Assets                         501,332       684,192      505,160

Property, Plant and Equipment:
  Cost                                           587,688       582,683      579,263
  Less accumulated depreciation                  343,286       322,542      322,614
                                                 -------       -------      -------
                                                 244,402       260,141      256,649

Other Assets                                      37,579        30,876       45,771

Intangibles                                       40,486        44,741       43,796
Cost in excess of net assets acquired            322,593       308,626      329,321
                                              ----------    ----------   ----------

                                              $1,146,392    $1,328,576   $1,180,697
                                              ==========    ==========   ==========

                   See Notes to Consolidated Financial Statements



Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries

                            Consolidated Balance Sheets
                 (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                         September 30,          December 31,
                                                      2000           1999          1999
                                                      ----           ----          ----
Liabilities and Shareholders Equity

Current Liabilities

  Current maturities of long-term debt                 $    328       $    429      $    385
  Loans payable                                           7,841         26,632        13,271
  Accounts payable                                       90,059         93,569        87,611
  Accrued liabilities                                   108,258        120,183       116,098
  U.S. and foreign taxes on income                       14,924         15,606        16,150
                                                        -------        -------       -------
    Total Current Liabilities                           221,410        256,419       233,515

Long-Term Debt                                          252,784        313,209       286,772

Deferred Income Taxes                                    26,528         26,096        25,866

Other Liabilities                                        24,924         22,380        25,927

Accrued Postretirement Benefits                          30,537         32,183        31,709

Accrued Pension Liability                                11,054          3,570         8,798

Preferred Shares, par value $.01                            -              -             -
   5,000,000 shares authorized

Common Shareholders' Equity:
  Common stock, par value $1.00                          72,426         72,426        72,426
   200,000,000 shares authorized,
    72,426,139  shares issued
  Capital surplus                                        98,289         96,262        98,289
  Retained earnings                                     699,940        650,668       623,421
  Accumulated other comprehensive loss                  (33,671)       (18,835)      (22,481)
  Common stock held in treasury                        (257,829)      (125,802)     (203,545)
                                                       ---------      ---------     ---------
    Total Common Shareholders' Equity                   579,155        674,719       568,110
                                                       --------     ----------    ----------
                                                     $1,146,392     $1,328,576    $1,180,697
                                                     ==========     ==========    ==========

Common Stock Issued                                      72,426         72,426        72,426
Less Common Stock held in Treasury                      (12,075)        (5,699)       (9,624)
                                                        -------         ------        ------
Common Stock Outstanding                                 60,351         66,727        62,802
                                                         ======         ======        ======

                   See Notes to Consolidated Financial Statements



Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                           Crane Co. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                 (In Thousands)

                                   (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                                 2000       1999

Operating activities:
  Income from continuing operations                             $96,894     $86,880
  Non-cash special charges                                         -         16,299
  Gain on sale of investments                                   (28,418)     (2,583)
  Depreciation                                                   27,996      27,699
  Amortization                                                   13,038      18,492
  Deferred income taxes                                             719       2,247
  Cash provided by (used for) operating working capital         (14,036)     14,240
  Other                                                          (2,531)     (9,048)
                                                                 -------    --------
Total provided by Operating activities                           93,662     154,226
Investing activities:
  Capital expenditures                                          (20,599)    (21,542)
  Purchase of investment                                             -       (2,029)
  Sale of investments                                            45,556       5,361
  Payments for acquisitions                                      (8,500)        -
  Proceeds from divestitures                                        -           447
  Proceeds from disposition of capital assets                       434       7,974
                                                                 ------      -------
Total provided by (used for) Investing activities                16,891      (9,789)
Financing activities:
  Equity:
    Dividends paid                                              (18,286)    (20,301)
    Reacquisition of shares-open market                         (60,633)    (47,415)
    Reacquisition of shares-stock incentive programs             (3,711)       (756)
    Stock options exercised                                      10,470       5,846
                                                                --------    --------
      Net equity                                                (72,160)    (62,626)
  Debt
    Proceeds from issuance of long-term debt                     86,200     133,000
    Repayments of long-term debt                               (115,195)   (189,870)
    Net decrease in short-term debt                              (9,519)    (11,882)
                                                                --------    --------
      Net debt                                                  (38,514)    (68,752)
                                                               ---------   ---------
Total used for Financing activities                            (110,674)   (131,378)
Cash Used in Discontinued Operations                                -       (13,841)
Effect of exchange rate on cash and cash equivalents               (515)       (400)
                                                                   -----     -------
Decrease in cash and cash equivalents                              (636)     (1,182)
Cash and cash equivalents at beginning of period                  3,245      16,195
                                                                 ------     -------
Cash and cash equivalents at end of period                       $2,609     $15,013
                                                                 ======     =======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                        $(23,484)    $ 7,322
    Inventories                                                  19,034      20,776
    Other current assets                                         (1,381)      6,601
    Accounts payable                                              5,351       2,705
    Accrued liabilities                                         (10,626)    (22,028)
    U.S. and foreign taxes on income                             (2,930)     (1,136)
                                                               ---------    --------
      Total                                                    $(14,036)    $14,240
                                                               =========    =======
Supplemental disclosure of cash flow information:
  Interest paid                                                 $17,493     $22,559
  Income taxes paid                                              57,951      48,120
                   See Notes to Consolidated Financial Statements
                                   -5-

Part I - Financial Information (Cont'd.)

                Notes to Consolidated Financial Statements (Unaudited)


1.   The  accompanying  unaudited  consolidated  financial  statements have been prepared in accordance with accounting principles generally accepted in the
     United  States  of  America  for  interim   financial   reporting  and  the
     instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim  period  presented.  Certain prior period amounts have been reclassified to conform to the 2000 presentation.

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

2.   Net Sales, gross profit and operating profit by segment are as follows:


                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                              2000        1999        2000         1999
                              ----        ----        ----         ----
(In Thousands)
Net Sales:
Engineered Materials          $ 81,358    $ 89,724   $ 270,998    $ 275,168
Merchandising                   54,023      50,089     167,426      151,036
Aerospace                       84,475      89,833     256,027      282,708
Fluid Handling                 114,791     122,452     349,309      383,401
Crane Controls                  29,364      30,115      93,587       91,261
Other                              -         3,149         -          9,669
Intersegment Elimination          (821)     (1,169)     (2,497)      (3,736)
                              ---------   --------- ----------   -----------
          Total               $363,190    $384,193  $1,134,850   $1,189,507
                              ========    ========  ==========   ==========

Gross Profit:
Engineered Materials          $ 17,741    $ 22,471    $ 66,630     $ 70,481
Merchandising                   16,593      19,098      56,365       58,369
Aerospace                       36,176      33,397     111,880      123,414
Fluid Handling                  25,787      17,608      83,967       72,164
Crane Controls                   8,633       8,920      27,715       29,645
Other                              -          (101)        -          1,036
Corporate                           70        (421)         63         (684)
                              --------    ---------   --------     ---------
          Total               $105,000    $100,972    $346,620     $354,425
                            ==========    ========    ========     ========

Part I - Financial Information (Cont'd.)

                Notes to Consolidated Financial Statements (Unaudited)

                             Three Months Ended       Nine Months Ended
                                September 30,           September 30,
                              2000        1999        2000        1999
                              ----        ----        ----        ----
(In Thousands)
Operating Profit (Loss):
Engineered Materials            $9,762     $14,799    $ 41,244    $ 46,090
Merchandising                    6,428      10,007      24,994      30,787
Aerospace                       19,393      16,246      61,616      71,166
Fluid Handling                   6,282      (3,913)     23,780       6,137
Crane Controls                    (935)       (631)     (1,231)      1,180
Other                              -          (156)        -          (435)
Corporate                       (3,324)     (3,988)     (9,851)    (12,065)
Intersegment Elimination            62         (44)         17        (145)
                               -------     --------   --------    ---------
          Total                $37,668     $32,320    $140,569    $142,715
                               =======     =======    ========    ========

3.   Inventories

     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $22.3 million at September 30, 2000, $27.5 million at September 30, 1999, and $23.1 million at December 31, 1999.

4.   Intangibles

     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $24.8 million at September 30, 2000, $21.1 million at September 30, 1999 and $22.0 million at December 31, 1999

5.   Cost in Excess of Net Assets Acquired

     Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $72.7 million at September 30, 2000, $56.2 million at September 30, 1999 and $60.1 million at December 31, 1999. In March of 2000, Streamware Corporation was acquired. The cost in excess of net assets resulting from this acquisition will be amortized over 15 years using the straight-line method.

6.   Miscellaneous Net

     Included in this caption is a pre-tax gain from the sale of investments of $28.4 million and $2.6 million for the nine months ended September 30, 2000 and 1999, respectively.

7.   Total  comprehensive   income  for  the  three  and  nine-month  periods
      ended September 30, 2000 and 1999 was as follows:

(In thousands)                              Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                              2000       1999       2000       1999
                                              ----       ----       ----       ----
Net Income                                    $21,407    $22,355    $96,894    $95,332
Foreign currency translation adjustments       (5,126)     3,402    (11,190)      (799)
                                              --------   -------    --------   --------
Comprehensive Income                          $16,281    $25,757    $85,704    $94,533
                                              =======    =======    =======    =======

Part I - Financial Information (Cont'd.)

                Notes to Consolidated Financial Statements (Unaudited)

8.   Special Charges

      The pre-tax special charges of $35.0 million taken in 1999 were principally for a series of actions to reduce the fixed cost base in Engineered Materials, Aerospace, Fluid Handling and Controls by closing or consolidating facilities, reducing staff, rationalizing product lines and for other unusual items. In total, five manufacturing facilities have been closed or ceased production. A summary of the liability balances included in accrued liabilities relating to severance and facility closure costs at September 30, 2000 is as follows:


                                             Liability                 Liability
                                            Balance at                Balance at
                                           December 31,              September 30,
(In thousands)                                 1999      Deductions      2000
                                               ----                      ----
Severance costs                                   $1,327      $1,327      $ -
Facility closure costs                             1,695       1,695        -
                                                  ------      ------      ----
Total                                             $3,022      $3,022      $ -
                                                  ======      ======      ====

Part I - Financial Information (Cont'd)

Item 2.        Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Three Months Ended September 30, 2000

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

Results from Operations

Third Quarter of 2000 Compared to Third Quarter of 1999

Income from continuing operations for the third quarter was $21.4 million, or $.35 per diluted share outstanding, compared with $18.3 million, or $.27 per diluted share outstanding for the third quarter of 1999 (after special charges of $18.4 million pre-tax, $11.9 million after-tax or $.18 per diluted share outstanding in the third quarter of 1999).

Item 2.        Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Three Months Ended September 30, 2000

Operating profit for the third quarter was $37.7 million on sales of $363.2 million compared with $32.3 million (after special charges of $18.4 million in the third quarter of 1999) on sales of $384.2 million in 1999. Operating profit margins were 10.4% for the third quarter 2000 compared with 8.4% in the third quarter 1999 (after special charges). Orders received during the third quarter 2000 increased over the orders received during the third quarter 1999 by $8.2 million, or 2%, to $394.7 million. Net sales from domestic businesses were 74% of total net sales in 2000 compared with 73% in the same three-month period of 1999. Operating profit from domestic businesses was 85% and 91%(after special charges) of total operating profit for 2000 and 1999, respectively. Operating profit margins for domestic businesses were 11.4% in 2000 compared with 10.1% in 1999(after special charges). Operating profit margins for non-US businesses were 5.9% in 2000 versus 2.7% in 1999(after special charges).

Engineered Materials sales decreased by $8.4 million, or 9%, to $81.4 million for the third quarter of 2000 compared with the third quarter of 1999. Operating profit decreased $5.0 million, or 34%, to $9.8 million in 2000 versus $14.8 million in 1999 (after special charges of $.7 million in the third quarter of 1999). Operating profit margins for the segment declined to 12.0% compared with 16.5% in 1999 (after special charges). The decrease in results was driven by Kemlite, which experienced a sales decline of $ 9.8 million, or 16%, to $51.0 million and an operating profit decline of $4.6 million, or 36%, to $8.1 million for the quarter compared with the third quarter of 1999. Kemlite continues to be adversely affected by the downturn in the transportation and recreational vehicle markets and increased raw material costs. Order backlog decreased by $5.5 million to $18.6 million from September 30, 1999.

Merchandising Systems sales increased by $3.9 million, or 8%, to $54.0 million for the third quarter of 2000 compared with the third quarter of 1999. Operating profit decreased $3.6 million, or 36%, to $6.4 million in 2000 versus $10.0 million in 1999. Operating profit margins for the segment were 11.9% in 2000 compared with 20.0% in 1999. National Vendors' sales increased $5.7 million, or 15%, to $44.5 million, with the 1999 Stentorfield acquisition contributing $7.9 million of this increase. National Vendors' operating profit decreased $3.1 million, or 40%, to $4.7 million. National Vendors' operating profit was impacted by costs associated with production inefficiencies and the weakened euro and British pound. NRI's (Germany) sales decreased by $1.8 million, or 16%, to $9.5 million and operating profit decreased $.5 million, or 21%, to $1.9 million due to unfavorable U.S. dollar-to-euro exchange rates and delayed demand for euro-based coin validators. Order backlog increased by $12.5 million to $30.9 million from September 30, 1999.

Aerospace sales decreased by $5.4 million, or 6%, to $84.5 million for the third quarter of 2000 compared with the third quarter of 1999. Operating profit increased $3.2 million, or 19%, to $19.4 million in 2000 versus $16.2 million in 1999 (after special charges of $6.8 million in the third quarter of 1999). Operating profit margins for the segment were 23.0% compared with 18.1% in 1999 (after special charges). Results were affected by lower sales volume in the commercial aerospace market and Interpoint's power market. Interpoint is experiencing production delays due to a customer-supplied design and shortages of key electronic components. The overall stabilization of the aerospace markets served by this segment is evidenced by the $45.9 million increase in order backlog from September 30, 1999, to $297.8 million. ELDEC and Interpoint contributed $32.3 million and $14.9 million of the increase, respectively.

Item 2.         Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Three Months Ended September 30, 2000

Fluid Handling sales declined $7.7 million, or 6%, to $114.8 million for the third quarter of 2000 compared with the third quarter of 1999. Operating profit increased $10.2 million to $6.3 million in 2000 versus a $3.9 million loss in 1999 (after special charges of $8.9 million in the third quarter of 1999). Operating profit margins improved to 5.5% compared with (3.2%) in 1999 (after special charges). On a comparable basis, Commercial Valves' operating profit improved by $1.5 million to $1.1 million on a $6.3 million, or a 20%, sales reduction to $25.5 million. Engineered Valves' operating profit, on a comparable basis, increased $2.0 million to $1.7 million on a $4.1 million increase in sales to $27.3 million as the result of increased shipments of high-margin pressure-seal valves to the power generation market. The segment's backlog decreased by $2.7 million to $87.7 million from September 30, 1999.

Controls sales decreased $.8 million, or 2%, to $29.4 million for the third quarter of 2000 compared with the third quarter of 1999. Operating loss increased $.3 million to a $.9 million loss in 2000 versus $.6 million loss in 1999 (after special charges of $1.6 million in the third quarter of 1999). Operating profit margins were (3.2%) versus (2.1%) in 1999 (after special charges). The bulk of the operating loss increase resulted from continuing operational inefficiencies at Ferguson following consolidation of manufacturing at its St. Louis facility. Order backlog decreased by $2.1 million to $27.6 million from September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30,1999

For the nine months ended September 30, 2000, income from continuing operations was $96.9 million, or $1.57 per diluted share outstanding, compared with $86.9 million, or $1.27 per diluted share outstanding for the nine months ended September 1999 (after special charges of $18.4 million pre-tax, $11.9 million after-tax or $.18 per diluted share outstanding in the nine months ended September 30, 1999). Included in the results for the nine-month period ended September 30, 2000 were a non-operating gain from the sale of an investment and non-operating expenses accounting for $.26 per diluted share as compared to a non-operating gain of $.03 per diluted share for the nine months ended September 30,1999. Operating profit for the nine months ended September 30, 2000, was $140.6 million on sales of $1.135 billion compared with $142.7 million (after special charges) on sales of $1.190 billion in 1999. Operating profit margins for the nine months ended September 30, 2000, were 12.4% compared with 12.0% for the nine months ended September 30, 1999 (after special charges).

Orders continued to increase, improving by $54.8 million, or 5%, to $1.215 billion during the nine-month period ended September 30, 2000 over the same period a year ago. Net sales from domestic businesses were 75% of total net sales in 2000 compared with 74% in the same nine-month period of 1999. Operating profit from domestic businesses was 87% and 92% (after special charges) of total operating profit for 2000 and 1999, respectively. Operating profit margins for domestic businesses were 13.9% in 2000 compared with 14.6% in 1999(after special charges). Operating profit margins for non-US businesses were 6.1% in 2000 versus 3.5% (after special charges) in 1999.

Item 2.        Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Nine Months Ended September 30, 2000

Engineered Materials sales decreased by 2%, or $4.2 million, to $271.0 million versus the same nine-month period in 1999. Gross profit decreased 5% to $66.6 million for the nine-month period compared with 1999(after special charges). Operating profit decreased 11%, or $4.8 million, to $41.2 million (after special charges of $.7 million in the third quarter of 1999). Operating profit margins for the segment decreased to 15.2% of sales compared to 16.8% in 1999(after special charges) as a result of lower shipments at Kemlite and higher material costs at Plumbing, Kemlite and Resistoflex, which offset improvement in operating margins at Cortec.

Merchandising Systems sales increased 11%, or $16.4 million, to $167.4 million for the nine-month period compared with the same period in 1999. Gross profit decreased 3% to $56.4 million versus 1999. Operating profit decreased 19%, or $5.8 million, to $25.0 million. Operating profit margins were 14.9% in 2000 compared with 20.4% in 1999, due to a brief strike during the first quarter at National Vendors' St. Louis facility, higher shipping costs, lower results in Europe and a favorable legal settlement of $1.3 million in 1999. In addition, results in 2000 include costs related to National Vendors' acquisition of Streamware Corporation in late March. National Vendors' sales increased $21.5 million, with the 1999 Stentorfield acquisition contributing $20.7 million of the sales increase. NRI sales decreased 15%, or $5.1 million, due to an unfavorable U.S. dollar to Euro exchange rate, and operating profit decreased 6%, or $.4 million, due to the lower sales volume.

Aerospace sales decreased by 9%, or $26.7 million, to $256.0 million compared with 1999. Gross profit decreased 9% to $111.9 million versus the same nine-month period of 1999(after special charges). Operating profit decreased 13%, or $9.5 million, to $61.6 million (after special charges of $6.8 million in the third quarter of 1999). Operating profit margins were 24.1% compared to 25.2% in 1999 (after special charges). Sales were lower due to a slowdown in the commercial transport aerospace market that began in the second half of 1999 and lower shipments of standard and custom products at Interpoint. Operating profit at ELDEC and Hydro-Aire was negatively impacted by lower commercial OEM and aftermarket spares revenues while Interpoint's operating profit declined compared with 1999 due to lower revenues.

Fluid Handling sales declined 9%, or $34.1 million, to $349.3 million for the nine-month period compared with the same period in 1999. Gross profit increased 16% to $84.0 million versus 1999(after special charges). Operating profit increased $17.6 million, to $23.8 million in 2000 (after special charges of $8.9 million in the third quarter of 1999). Operating profit margins for the segment improved to 6.8% of sales compared to 1.6% in 1999 partially as a result of the special charges and related actions taken in 1999. On a comparable basis, Commercial Valves operating profit improved by $9.4 million on a 15%, or $14.1 million, sales reduction as this business returned to profitability and operating margins improved to 4.9%. The sales decline resulted principally from increased discipline in pricing and order acceptance. Pumps sales increased by $.9 million, resulting in increased operating profit of $.1 million, while Crane Supply's operating profit increased by 10%, or $.6 million, on a comparable basis, on a 5% decrease in sales, due to cost efficiencies. Valve Services' shipments decreased by $10.9 million and operating profit decreased by $.6 million due to a decline in nuclear services as a result of fewer extended shutdowns and outages. Engineered Valves' operating profit increased $1.2 million on a $5.8 million decrease in sales, on a comparable basis, as the result of increased shipments of

Item 2.        Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Nine Months Ended September 30, 2000

higher-margin pressure seal valves to the power generation market and the closure of a steel valve facility in the U.K, partially offset by lower quarter-turn valve shipments.

Controls sales increased 3%, or $2.3 million, to $93.6 million for the nine months ended September 30, 2000 versus the same period in 1999. Gross profit decreased 7% to $27.7 million in 2000 compared with 1999(after special charges). Operating profit decreased $2.4 million, to a loss of $1.2 million (after special charges). Operating profit(loss) margins declined to (1.3%) versus 1.3% in 1999(after special charges). Dynalco and Azonix achieved higher operating profit, which was more than offset by declines at Ferguson resulting from production problems caused by the integration of its Greenwood, Mississippi production into its St. Louis facility.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2000, the Company generated $93.7 million of cash from operating activities, versus $154.2 million in 1999. Net debt totaled 30.8% of capital at September 30, 2000 compared with 32.5% at September 30,1999. The current ratio at September 30, 2000 was 2.3 with working capital totaling $279.9 million compared with 2.7 and $427.8 at September 30, 1999. The Company had unused credit lines of $450.5 million available at September 30, 2000. During the first nine months of 2000, the Company paid $60.6 million for the repurchase of 2.9 million shares of Crane common stock at an average price of $20.93 per share and $18.3 million for the payment of dividends. Debt repayment totaled $38.5 million. Average diluted shares outstanding decreased by 6.7 million from the third quarter of 1999 due to the Company's share repurchases.

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $253.1 million in long-term debt outstanding at September 30, 2000, 78.6% was at fixed rates of interest ranging from 6.75% to 8.50%. At September 30, 2000, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 2.        Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                      Nine Months Ended September 30, 2000

New Accounting Pronouncements

In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FAS 133. Crane Co. historically has made limited use of derivative instruments and financial hedges to reduce its exposure to exchange rate risk on foreign source income and purchases. FAS 133 as amended under FAS 138 is effective for fiscal years beginning after December 15, 2000. The Company does not expect this statement to have a significant impact on the results of operations or financial position and related disclosure requirements.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No.101, "Revenue Recognition in Financial Statements," (SAB
101) which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101B issued in June 2000 delayed the effective date of SAB 101 to the fourth quarter of 2000. Crane Co. is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000). Management does not expect SAB 101 to have a material effect on Crane Co. financial position or results of operations and related disclosure requirements.

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

                                                        CRANE CO.
                                                   ---------------------
                                                       REGISTRANT

Date November 7, 2000                     By /s/       M. L. Raithel
     ----------------                           -------------------------------
                                                       M. L. Raithel
                                                  Vice President and Chief
                                                      Financial Officer

Date November 7, 2000                     By /s/       T. M. Noonan
     ----------------                           -------------------------------
                                                       T. M. Noonan
                                                  Vice President, Controller
                                                     and Chief Tax Officer