Form 10-K405
period 2000-12-31
CRANE CO /DE/
filed 2001-03-13
CIK 25445

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                            -----------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to _________
                          Commission file number 1-1657
                                                 ------

                                    CRANE CO.
                  -------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-1952290
 ----------------------------------                   ------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No)

 100 First Stamford Place, Stamford, CT                          06902
----------------------------------------              -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code   (203) 363-7300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X      No
                                       -----       ______

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Based on the average stock price of $27.47 on January 31, 2001 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,663,953,578.

The number of shares outstanding of the registrant's common stock, $1.00 par value was 60,573,483 at January 31, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the annual report to shareholders for the year ended December 31, 2000 and portions of the proxy statement for the annual shareholders meeting to be held on April 23, 2001 are incorporated by reference into Parts I, II, III and IV of this Form 10-K Annual Report.

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

                                  ACQUISITIONS

          In the past five years, the company has completed 13 acquisitions. During 2000, the company completed two acquisitions at a total cost of $11.9 million. In March 2000, the company acquired Streamware Corporation, a privately held company based in Norwood, Massachusetts that is a leading provider of business management software and market analysis tools for the vending and food service industry. In December, the company acquired the assets of the Valve Repair Division of Groth Corporation. Located in Houston, Texas, the Valve Repair Division provides both shop and field testing and repair services for a broad range of valve types and is an authorized repair facility for many leading valve manufacturers. Cost in excess of net assets acquired in 2000 amounted to $8.5 million and is being amortized over 15 years.

          In December 2000, the company entered into an agreement to purchase certain operations of the Industrial Flow business of Alfa Laval Holding AB for approximately $47 million. This transaction is expected to close by the end of April 2001.

          During 1999, the company completed one acquisition at a total cost of $33 million. In October 1999, the company acquired Stentorfield, Ltd., which is based in Chippenham, England. Stentorfield is a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full size and tabletop products, for the hotel, restaurant, office coffee service and vending industries. Stentorfield is known in the industry to provide high quality, reliable and easily serviced products and excellent customer service. This business was integrated with Crane's National Vendors business, which is the leading North American designer and manufacturer of full line vending machines, for snack, food and beverage. The acquisition provides the means for National Vendors to satisfy the growing U.K. and European demand for a broader "one-stop" product offering, consisting of Stentorfield's drinks machines and National Vendors' snack and food machines.

          During 1998, the company completed four acquisitions at a total cost of $178 million. In May, the company acquired Environmental Products USA, Inc. This business manufactures membrane-based water treatment systems for industrial, commercial and institutional markets. In August, the company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass-reinforced plastic panels for the construction and building products markets. Sequentia complements the company's Kemlite subsidiary, which provides fiberglass-reinforced plastic panels for the transportation and recreational vehicle markets. In September, the company acquired Liberty Technologies, Inc. which develops, manufactures, markets and sells valve, motor, engine and compressor condition monitoring products and related services to the nuclear power generation and industrial process markets worldwide. Liberty complements the company's nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power industry, and its Dynalco Controls business, which provides sensors, instrumentation, control products and automation systems for use in industrial engine applications. Also in September, the company acquired the Plastic-Lined Piping Products ("PLPP") division of The Dow Chemical Company. PLPP was integrated with the company's Resistoflex division, which supplies lined pipe and valves to the chemical process and industrial markets.

                                     PART I

               --------

          During 1997, the company completed four acquisitions at a total cost of $70 million, including assumed debt. In March, the company acquired the transportation products business of Sequentia, Incorporated. This business, which produces fiberglass-reinforced plastic panels for the truck body, trailer and container market, has been integrated with the company's Kemlite subsidiary. Also in March, the company acquired Polyvend Inc., a manufacturer of snack and food vending machines. Polyvend was completely integrated into Crane's National Vendors division, significantly expanding its sales distribution channels. In April, the company acquired the nuclear valve business of ITI MOVATS from Westinghouse. MOVATS is a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. In December, the company acquired certain operations and product lines of Stockham Valves & Fittings, Inc. The acquired product lines and related manufacturing operations have been integrated into the company's valve businesses.

          During 1996, the company acquired two companies. In mid-October, the company acquired Interpoint Corporation in a tax-free merger in which the company issued 1,094,312 shares of Crane common stock and assumed $26 million in debt. Interpoint is a leader in the design and manufacture of standard and custom miniature DC-to-DC power converters with applications in aerospace and medical technology industries. In late October, the company acquired Grenson Electronics Ltd. of Daventry, England. Grenson Electronics produces low voltage power conversion electronics for aerospace, defense and industrial markets.

                                  DIVESTITURES

          In the past five years, the company has divested seven businesses. In May 2000, the company sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry. In addition, the company's wholly owned ELDEC Corporation subsidiary sold its related telecommunications power supply product line to the same purchaser. Total consideration for both businesses was $45.6 million. In April 1999, the company sold Southwest Foundry, acquired as part of the Stockham Valves and Fittings, Inc. transaction, for $400,000. In December 1999, the company sold its Crane Defense Systems business for $6.4 million in cash and a $750,000 note. In 1998, the company sold two foundry operations acquired as part of the Stockham Valves and Fittings Inc. transaction. Accu-Cast, Inc. and the Aliceville Foundry were sold for a total of $4.3 million. In 1997, the company sold its Valve Systems and Controls division for $7.5 million in cash and $1.5 million in preferred stock. In March of 1996, the company sold Empire Foundry for $1.4 million.

                             DISCONTINUED OPERATIONS

          On December 16, 1999, the company distributed all of the shares of its Huttig Building Products ("Huttig") subsidiary to shareholders of the company on the basis of one share of Huttig for every 4.5 shares of Crane Co. common stock. Prior to this spin-off distribution, Huttig repaid an intercompany loan of $68 million to the company, which the company used to pay down debt. The Wholesale segment was discontinued when Huttig was spun off.

                               LONG-TERM FINANCING

          In September 1998 the company sold $100,000,000 of 6 3/4% notes that will mature on October 1, 2006. During April 1992 the company sold $100,000,000 8 1/2% notes that will mature on March 15, 2004.

                                     PART I

         --------
                                BUSINESS SEGMENTS

          See page 27 of the Annual Report to Shareholders for year ended December 31, 2000, for sales, operating profit and assets employed by each business segment.

                                    AEROSPACE

          The Aerospace segment consists of ELDEC, Hydro-Aire, Lear Romec and Interpoint.

          ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters and power conversion systems for the commercial transport, business, regional, general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. ELDEC has facilities in Redmond, Washington, one in England and one in France.

     In May 2000, ELDEC sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry. In addition, ELDEC sold its related telecommunications power supply product line to the same purchaser. The company accounted for its investment in Powec AS using the equity method.

     Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by the aircraft manufacturer. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments, and aircraft maintenance and overhaul companies.

          Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

          Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, medical technology, fiber optic and medical technology industries. Interpoint has facilities in Redmond, Washington and in Taiwan.

          The segment employs 2,100 people and had assets of $258.7 million at year-end. The order backlog totaled $301.6 million at December 31, 2000.

         --------

                              ENGINEERED MATERIALS

          The Engineered Materials segment consists of five businesses: Kemlite, CorTec, Resistoflex, Polyflon and Crane Plumbing.

          Kemlite manufactures fiberglass-reinforced plastic panels for use principally by the transportation industry in refrigeration and dry van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast food restaurant and supermarket applications, to institutions where fire rated materials with low smoke generation and minimum toxicity are required, and for residential construction. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers. Sequentia manufactures fiberglass-reinforced plastic panels for the construction and building products markets. Kemlite uses distributors to serve its commercial construction market and some segments of the recreational vehicle market. Sequentia's Grand Junction, Tennessee and Houston, Texas plants were added to Kemlite's plants in Joliet, Illinois and Jonesboro, Arkansas.

          CorTec manufactures fiberglass-reinforced laminated panels serving the truck and truck trailer segment of the transportation industry and for specialty applications. CorTec markets its products directly to the truck and truck trailer manufacturers.

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

          Polyflon manufactures microwave laminates, high voltage RF capacitors, radomes and circuit processing for wireless communication, magnetic resonance imaging, microwave and radar system manufacturers.

          Crane Plumbing manufactures plumbing fixtures in Canada. Its products are sold through distributors in Canada, where it has a large share of the Canadian plumbing fixtures market.

          This segment had assets of $228.6 million at December 31, 2000 and employed 1,700 people. Order backlog at year-end 2000 was $18.7 million.

                              MERCHANDISING SYSTEMS

    The Merchandising Systems segment has two operating units: National
Vendors, the industry leader in the design and manufacture of a complete line of vending merchandisers for the food service vending market; and NRI, which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe.

         --------

     National Vendors products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. National Vendors manufactures its products in Bridgeton, Missouri. National Vendors' products are marketed to customers in the United States and Europe by company sales and marketing personnel, as well as distributors, and in other international markets through independent distributors. In March 2000, the company acquired Streamware Corporation, a privately held company based in Norwood, Massachusetts that is a leading provider of business management software and market analysis tools for the vending and food service industry. The acquisition of Streamware gives National Vendors an opportunity to develop a significant new business. Streamware's VendMAX is a fully integrated software/hardware solution that offers operators complete cash accountability, inventory control and improved merchandising capabilities.

     NRI is among the relatively few makers of coin validators that will supply European countries, which must equip existing and new coin-operated vending machines, with validators programmed for the new euro coins that will go into circulation at the start of 2002.

          Merchandising Systems employs 1,400 people and had assets of $159.9 million at year-end 2000. Order backlog totaled $69.4 million at December 31, 2000.

                                 FLUID HANDLING

          The Fluid Handling segment consists of the Crane Valves, Crane Valves-U.K., Valve Services, Crane Pumps, Crane Environmental and Crane Supply businesses. The Crane Valves and Crane Valves-U.K. businesses, with four manufacturing facilities in North America, as well as operations in the United Kingdom, Australia, Norway, China and Indonesia, sell a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, power generation, marine, general industrial and commercial construction industries. Products are sold under the trade names Crane, Jenkins, Pacific, Westad, Flowseal, Center Line, Stockham, Triangle and Duo-Check. The company's Valve Service business, with two manufacturing facilities in North America, provides valves, valve diagnostic equipment and related services to the nuclear power, chemical and hydrocarbon processing and power generation industries. Crane Pumps has eight manufacturing facilities in the United States. Pumps are manufactured under the trade names Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems. Pumps are sold to a broad customer base, which includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. The Crane Environmental business has manufacturing facilities in Pennsylvania and Florida and serves the water and wastewater treatment market. Its products are sold under the trade names Cochrane and Environmental Products. Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada and distributes Crane manufactured products in that country. Crane Supply also distributes products that are both complementary to and competitive with Crane's own manufactured products.

          Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.

          This segment employs 3,100 people and had assets of $308.7 million at December 31, 2000. Fluid Handling order backlog totaled $91.6 million.

         --------

                                    CONTROLS

          This segment includes five businesses: Barksdale, Powers Process Controls, Dynalco Controls, Azonix, and Ferguson. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including petroleum, chemical, construction, food and beverage, power generation and transportation.

          Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches, and directional control valves that serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany.

          Powers Process Controls designs, manufactures and markets water mixing and thermal shock protection shower systems, commercial and residential plumbing brass, process controllers and instrumentation, process control valves and temperature regulators for industrial applications and the commercial and institutional construction industry.

          Dynalco Controls designs and manufactures rotational speed sensors, temperature and pressure instruments and monitors for rugged environments, microprocessor based engine and mechanism controls. Dynalco's products are used worldwide by industries in a variety of applications, including stationary natural gas engines, power generation, oil and gas production and transmission, and agriculture equipment.

          Azonix manufactures operator interfaces and measurement and control systems for hazardous and harsh applications, intelligent data acquisition products, high-precision thermometers and calibrators for the oil and gas, petrochemical, chemical, pharmaceutical and metal processing industries.

          Ferguson designs and manufactures, in the United States and through Ferguson Machine Co. S.A. in Europe, precision index and transfer systems for use on and with machines that perform automatic forming, assembly, metal cutting, testing and inspection operations. Products include mechanical index drives, pick-and-place robots, in line transfer machines, rotary tables, press feeds and custom cams.

          The products in this segment are sold directly to end users and engineering contractors through the company's own sales force and cooperatively with sales representatives, stocking specialists and industrial distributors.

          Controls had assets of $118.0 million at December 31, 2000, and employs 800 people. On December 31, 2000, Crane Controls had a backlog of $22.3 million.

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

          The company's products have primary application in the aerospace, hydrocarbon processing, petrochemical, power generation, automated merchandising and transportation industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, the company does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

          Seasonality is a factor in the Canadian operations. Net sales in Canada and assets related to Canadian operations were 13.89% and 7.14% of the respective 2000 consolidated amounts.

          The company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $55.0 million in 2000, $58.9 million in 1999, and $70.9 million in 1998. Included in these amounts were approximately $6.7 million, $7.4 million and $15.8 million received by the company in 2000, 1999 and 1998, respectively, for customer sponsored research and development.

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

         --------

                          FORWARD LOOKING STATEMENTS
                          --------------------------

          Throughout the Annual Report to Shareholders, particularly in the Chairman's Letter to Shareholders and Management's Discussion and Analysis of Operations, the company makes numerous statements about expectations of future performance and market trends, and statements about plans and objectives and other matters, which, because they are not historical fact, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

          In addition, the company and its representatives may, from time to time, make written or oral forward-looking statements, including statements contained in the company's filings with the Securities and Exchange Commission and in its reports to shareholders, which can be identified by the use of forward-looking terminology such as "believes", "contemplates", "expects", "may", "will", "could", "should", "would" or "anticipates" or the negative thereof or comparable terminology.

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

          General

          A substantial portion of the sales of the company's business segments are concentrated in industries which are cyclical in nature. Because of the cyclical nature of these businesses, their results are subject to fluctuations in domestic and international economies, as well as to currency fluctuations and unforeseen inflationary pressures. Reductions in the business levels of these industries would negatively impact the sales and profitability of the affected business segments.

          While the company is a principal competitor in most of its markets, all of its markets are highly competitive. The company's competitors in many of its business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of the company's business segments to achieve similar advances will be important to their competitive positions. Competitive pressures, including those discussed above, could cause one or more of the company's business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on the company's results of operations.

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

          --------

Forward Looking Statements (continued)
---------------------------


          Net sales and assets related to operations outside the United States were 36.3% and 20.9% of the respective 2000 consolidated amount. Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social and economic instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the company's revenue and profitability.

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


Aerospace

          A significant fall-off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders, and could also cause the airlines to scale back their purchases of repair parts from Crane companies. The companies could also be impacted if major aircraft manufacturers, such as Boeing, which represents approximately 21% of the segment's revenue, encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Aerospace segment results could be below expectations if further slowing of the U. S. economy causes customers to delay or cancel spare parts or aircraft orders.


Engineered Materials

          In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles or building products, for which Crane's companies produce fiberglass-reinforced panels. Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs, by unforeseen fluctuations in the Canadian dollar, and by any inability on the part of Crane's companies to maintain their position in product cost and functionality against competing materials.


Merchandising Systems

          Results at Crane's U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at Crane's German-based coin validation machine business could be affected by changes in demand stemming from the advent of the euro, the planned new European currency, as well as by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

         --------

Forward Looking Statements (continued)
---------------------------


Fluid Handling

         Crane's companies could face increased price competition from larger competitors. Further slowing of the U. S. economy could reduce sales and profits, particularly if projects for which Crane's companies are suppliers or bidders are cancelled or delayed, or if the companies' ability to source product from international sources is impeded. At Crane's Canadian distribution operation, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of Canada's currency.


Controls

         A number of factors could affect the Controls segment's results. Lower sales and earnings could result if Crane's companies can not maintain their cost competitiveness, encounter delays in introducing new products, or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for Crane products from the industrial machinery, oil and gas, or heavy equipment industries, or from unforeseen product obsolescence.

Item 2.   Properties
          ----------

TOTAL MANUFACTURING FACILITIES              NUMBER                AREA
------------------------------              ------                ----
Fluid Handling
  United States                               15             1,191,000 sq. ft.
  Canada                                       2               140,000 sq. ft.
  International                                7             1,144,000 sq. ft.

Aerospace
  United States                                6               634,000 sq. ft.
  International                                3                40,000 sq. ft.

Engineered Materials
  United States                               10             1,235,000 sq. ft.
  Canada                                       3               636,000 sq. ft.
  International                                1                10,000 sq. ft.

Crane Controls
  United States                                5               334,000 sq. ft.
  International                                2                63,000 sq. ft.

Merchandising Systems
  United States                                1               463,000 sq. ft.
  Other International                          2               131,000 sq. ft.


   Leased                    Leases
  Manufacturing              Expiring
  Facilities                 Through        Number                Area
  ----------                 -------        ------                ----

  United States               2009            11               536,000 sq. ft.
  Canada                      2001             1                13,000 sq. ft.
  Other International         2007             5               133,000 sq. ft.

Other Facilities
----------------

Fluid Handling operates five valve service centers in the United States, of which two are owned, and three distribution centers in the United States. This segment operates thirty-eight distribution and three service centers outside the United States.

Crane Controls operates one distribution center outside the United States.

Merchandising Systems operates eight distribution centers in the United States and six outside the United States.

Engineered Materials operates seven distribution centers in the United States, of which one is owned, and two outside the United States.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
          The executive officers of the registrant are as follows:

                                                          Business Experience                                          Officer
Name                        Position                      During Past Five Years                        Age             Since
----                        --------                      ----------------------                        ---            -------
Robert S. Evans*            Chairman and Chief            Chairman and Chief                             56                    1974
                            Executive Officer             Executive Officer
                                                          of the company since 1984 and previously
                                                          President of the company

Eric C. Fast*               President and                 President and Chief Operating                  51                    1999
                            Chief Operating               Officer, previously Co-head of Global
                            Officer                       Investment Banking of Salomon Smith
                                                          Barney and a Managing Director of that
                                                          firm

Gil A. Dickoff              Treasurer                     Treasurer of the company,                      39                    1992
                                                          previously Assistant Treasurer
                                                          of the company

Augustus I. duPont          Vice President,               Vice President and General                     49                    1996
                            General Counsel               Counsel and Secretary of
                            and Secretary                 the company.

Bradley L. Ellis            Vice President-               Vice President - Chief                         32                    1997
                            Chief Information             Information Officer of the
                            Officer                       company since July 1997, previously
                                                          with the  Business Systems consulting
                                                          group of Arthur Andersen LLP, an
                                                          international provider of auditing and
                                                          business consulting services

Elise M. Kopczick           Vice President-               Vice President-Human Resources                 47                    2001
                            Human Resources               since January 2001, previously
                                                          President of the company's Lear
                                                          Romec subsidiary and Vice President-
                                                          Human Resources at the company's
                                                          Hydro-Aire subsidiary

Thomas M. Noonan            Vice President-               Controller since February 2000,                46                    1999
                            Controller and                Vice President - Taxes since
                            Chief Tax Officer             September 1999, previously Director
                                                          of Taxes of the company from March
                                                          1996 to September 1999, previously
                                                          Director of Taxes Tax Counsel, Loctite
                                                          Corporation, a manufacturer of sealants,
                                                          adhesives and coatings

Anthony D. Pantaleoni       Vice President-               Vice President - Environment,                  46                    1989
                            Environment,                  Health & Safety of the company
                            Health & Safety

                                                          Business Experience                                          Officer
Name                        Position                      During Past Five Years                        Age             Since
----                        --------                      ----------------------                        ---            -------
Michael L. Raithel          Vice President-               Vice President - Finance                       53              1985
                            Finance and Chief             and Chief Financial Officer since
                            Financial Officer             February 2000, previously Controller
                                                          of the company since 1985.

     * On January 22, 2001 the company announced that Mr. R. S. Evans planned to retire from his positions as Chief Executive Officer effective at the Annual Meeting, although he will continue to serve the company as Chairman of the Board, and Mr. E. C. Fast, currently President and Chief Operating Officer of the company, will succeed Mr. Evans as Chief Executive Officer.

                                    PART II

Item 5.        Market for the Registrant's Common Stock and Related Stockholder
               Matters.
  The information required by Item 5 is hereby incorporated by reference to Pages 35 through 37 of the 2000 Annual Report to Shareholders.

Item 6.        Selected Financial Data.
  The information required by Item 6 is hereby incorporated by reference to Pages 35 of the 2000 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  The information required by Item 7 is hereby incorporated by reference to Pages 6 through 14 of the 2000 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks. The information required by Item 7A is hereby incorporated by reference to Page 34 of the 2000 Annual Report to Shareholders.

Item 8.        Financial Statements and Supplementary Data.
  The information required by Item 8 is hereby incorporated by reference to Pages 15 through 28 and page 35 of the 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None

                                   PART III

Item 10.       Directors and Executive Officers of the Registrant

     The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 7, 2001, which the company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

     Item 11.       Executive Compensation

          The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 7, 2001, which the company has filed with the Commission pursuant to Regulation l4A.

     Item 12.       Security Ownership of Certain Beneficial Owners and
                    Management
The inform ation required by Item 12 is incorporated by reference to the definitive proxy statement dated March 7, 2001, which the company has filed with the Commission pursuant to Regulation 14A.

     Item 13.       Certain Relationships and Related Transactions

          The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 7, 2001, which the company has filed with the Commission pursuant to Regulation 14A.

                                    PART IV

     Item 14.       Exhibits, Financial Statement Schedule, and Reports on Form
                    8-K
(a)(1) The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998 and the report thereon of Deloitte & Touche LLP dated January 16, 2001 appearing on Pages 15 through 28 of Crane Co.'s 2000 Annual Report to Shareholders which will be furnished with the company's proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference

   (2) Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

   (3) Exhibits: Exhibit 10(i)     The EVA Incentive Compensation Plan as
                                   amended January 22, 2001.
                 Exhibit 10(j)     The employment agreement with Eric C. Fast
                                   date January 22, 2001.
                 Exhibit 11        Computation of net income per share.
                 Exhibit 13        Annual Report to shareholders for the year
                                   ended December 31, 2000.
                 Exhibit 21        Subsidiaries of the Registrant.
                 Exhibit 23        Independent auditors' consent.

(b)       Reports on Form 8-K:
          No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)       Exhibits to Form 10-K:
               There is incorporated by reference herein:

               (3)  (a)  The company's Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the company's Annual report on Form 10-K for the fiscal year ended December 31, 1999.

                    (b) The company's By-Laws, as amended on January 24, 2000 contained in Exhibit 3B to the company's Annual report on Form 10-K for the fiscal year ended December 31, 1999.

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

                      (b) The indemnification agreements entered into with each director and executive officer of the company, the form of which is contained in Exhibit C to the company's definitive proxy statement filed with the Commission in connection with the company's April 27, 1987 Annual Meeting.

                      (c) The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

                      (d)     The Crane Co. 1998 Stock Option Plan contained in
                              Exhibit 4.1 to the company's Registration
                              Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.

                      (e) The Crane Co. 1998 Restricted Stock Award Plan contained in Exhibit 4.1 to the company's Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.

                      (f) The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit
                              4.1 to the company's Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

                      (g) The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

                      (h) The employment agreement with Eric. C. Fast contained in Exhibit 10(b) to the company's quarterly report on Form 10-Q for the quarter ended March 31, 2000.

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

                                  CRANE CO.
                              -----------------
                                 (Registrant)

                              By  M. L. Raithel
                                ---------------
                                 M. L. Raithel
                          Vice President-Finance and
                            Chief Financial Officer
                                 Date 2/26/01

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   OFFICERS

                         R. S. Evans
                    --------------------
                         R. S. Evans
                    Chairman and Chief Executive Officer and a Director
                    Date     2/26/01
                             -------

       E. C. Fast                                     M. L. Raithel
   ----------------------------------------     -------------------------------
       E. C. Fast                                     M. L. Raithel

   President and Chief                          Vice President-Finance and
   Operating Officer and a Director             Chief Financial Officer
   Date    2/26/01                              (Principal Financial Officer and
           -------                              Principal Accounting Officer)
                                                Date    2/26/01
                                                        -------

                                   DIRECTORS

                               E. T. Bigelow, Jr.
                        ------------------------------       -----------------
                               E. T. Bigelow, Jr.                R. S. Forte
                        Date               2/26/01           Date
                                           -------

     D. R. Gardner             J. J. Lee
----------------------   --------------------           --------------------
     D.R. Gardner              J. J. Lee                     W. E. Lipner
Date           2/26/01   Date              2/26/01           Date
               -------                     -------

     D. C. Minton              C. J. Queenan, Jr.
----------------------   ----------------------------        -----------------
     D. C. Minton              C. J. Queenan, Jr.              J. L. L. Tullis
Date           2/26/01   Date              2/26/01           Date
               -------                     -------