Form 10-Q
period 2001-03-31
CRANE CO /DE/
filed 2001-05-15
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       March 31, 2001
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


The number of shares outstanding of the issuer's classes of common stock, as of April 30, 2001:

                     Common stock, $1.00 Par Value - 59,683,608 shares

Part I - Financial Information
Item 1.  Financial Statements

                           Crane Co. and Subsidiaries
                        Consolidated Statements of Income
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended
                                             March 31,
                                         2001        2000
Net Sales                                $379,283    $383,796

Operating Costs and Expenses:
  Cost of sales                           248,954     254,106
  Selling, general and
    administrative                         71,502      68,374
  Depreciation and amortization            21,492      13,279
                                          -------     -------
                                          341,948     335,759

Operating Profit                           37,335      48,037

Other Income (Expense):
  Interest income                             355         517
  Interest expense                         (4,779)     (6,150)
  Miscellaneous - net                      (1,713)        146
                                           -------     ------
                                           (6,137)     (5,487)

Income Before Taxes                        31,198      42,550
Provision for Income Taxes                 10,919      14,890
                                           ------      ------
Net Income                               $ 20,279    $ 27,660
                                         ========    ========


Basic Net Income Per Share                   $.34        $.45
Average Basic Shares Outstanding           60,212      61,656

Diluted Net Income Per Share                 $.33        $.45
Average Diluted Shares Outstanding         60,774      61,936

Dividends Per Share                          $.10        $.10

                        See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                                Consolidated Balance Sheets
                     (In Thousands, Except Share and Per Share Amounts)

                                                    (Unaudited)
                                                      March 31,           December 31,
                                                  2001          2000         2000
                                                  ----          ----         ----
Assets
Current Assets
  Cash and cash equivalents                    $   2,557     $   2,245     $ 10,926

  Accounts receivable                            229,330       218,242      209,817

  Inventories:
    Finished goods                                84,511        90,442       87,118
    Finished parts and subassemblies              50,889        56,501       53,361
    Work in process                               27,633        34,611       24,749
    Raw materials                                 72,355        73,174       71,101
                                                 -------       -------      -------
                                                 235,388       254,728      236,329

  Other Current Assets                            39,473        38,843       43,080
                                                 -------       -------      -------

    Total Current Assets                         506,748       514,058      500,152

Property, Plant and Equipment:
  Cost                                           588,586       588,551      589,433
  Less accumulated depreciation                  346,831       335,943      343,322
                                                 -------       -------      -------
                                                 241,755       252,608      246,111

Other Assets                                      39,894        45,247       39,116

Intangibles                                       40,993        42,331       39,599
Cost in excess of net assets acquired            315,281       333,353      318,873
                                                 -------       -------      -------

                                              $1,144,671    $1,187,597   $1,143,851
                                              ==========    ==========   ==========

                       See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                                Consolidated Balance Sheets
                     (In Thousands, Except Share and Per Share Amounts)
                                                            (Unaudited)
                                                              March 31,            December 31,
                                                         2001           2000          2000
                                                         ----           ----          ----
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt               $      325      $     351    $      326
  Loans payable                                          13,686         10,417        14,532
  Accounts payable                                       94,272         93,143        92,249
  Accrued liabilities                                   107,022         98,620       104,361
  U.S. and foreign taxes on income                       23,890         25,092        20,509
                                                        -------        -------       -------
    Total Current Liabilities                           239,195        227,623       231,977

Long-Term Debt                                          220,245        322,097       213,790

Deferred Income Taxes                                    28,004         26,187        28,386

Other Liabilities                                        22,411         25,742        22,746

Accrued Postretirement Benefits                          29,180         31,299        29,653

Accrued Pension Liability                                10,702          8,341        10,536

Preferred Shares, par value $.01                              -              -             -
   5,000,000 shares authorized

Common Shareholders' Equity:
  Common stock, par value $1.00                          72,426         72,426        72,426
   200,000,000 shares authorized,
    72,426,139 shares issued
  Capital surplus                                       101,144         98,289       101,144
  Retained earnings                                     739,391        647,121       720,864
  Accumulated other comprehensive loss                  (38,581)       (23,561)      (31,096)
  Common stock held in treasury                        (279,446)      (247,967)     (256,575)
                                                       ---------      ---------     ---------
    Total Common Shareholders' Equity                   594,934        546,308       606,763
                                                        -------        -------       -------
                                                     $1,144,671     $1,187,597    $1,143,851
                                                     ==========     ==========    ==========

Common Stock Issued                                      72,426         72,426        72,426
Less Common Stock held in Treasury                      (12,775)       (11,824)      (12,000)
                                                        --------       --------      --------
Common Stock Outstanding                                 59,651         60,602        60,426
                                                        ========       ========      ========

                       See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                           Crane Co. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)
                                                                 Three Months Ended
                                                                      March 31,
                                                                  2001        2000
Operating activities:
  Net income                                                     $20,279     $27,660
  Depreciation                                                     9,304       9,419
  Amortization                                                     6,056       3,860
  Non-cash special charges - stock based retirement costs          6,132           -
  Deferred income taxes                                              714         260
  Cash used for operating working capital                        (15,264)    (12,066)
  Other                                                            1,938      (2,325)
                                                                  -------     -------
Total provided by Operating activities                            29,159      26,808
Investing activities:
  Capital expenditures                                            (5,988)     (5,866)
  Payments for acquisitions                                       (7,738)     (8,500)
  Proceeds from disposition of capital assets                        167         284
                                                                 -------     --------
Total used for Investing activities                              (13,559)    (14,082)
Financing activities:
  Equity:
    Dividends paid                                                (6,025)     (6,111)
    Reacquisition of shares - open market                          (26,803)    (41,027)
    Reacquisition of shares - stock incentive programs              (1,365)       (192)
    Stock options exercised                                        3,945       1,616
                                                                 --------    --------
      Net equity                                                 (30,248)    (45,714)
  Debt
    Proceeds from issuance of long-term debt                       7,068      38,400
    Repayments of long-term debt                                      (1)     (2,193)
    Net decrease in short-term debt                                 (120)     (3,960)
                                                                   ------     -------
      Net debt                                                     6,947      32,247
                                                                 --------    --------
Total used for Financing activities                              (23,301)    (13,467)
Effect of exchange rate on cash and cash equivalents                (668)       (259)
                                                                  -------     -------
Decrease in cash and cash equivalents                             (8,369)     (1,000)
Cash and cash equivalents at beginning of period                  10,926       3,245
                                                                 -------     -------
Cash and cash equivalents at end of period                       $ 2,557     $ 2,245
                                                                 =======     =======
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                         $(23,385)   $(12,363)
    Inventories                                                     (969)      3,800
    Other current assets                                          (1,400)     (1,104)
    Accounts payable                                               2,787       6,716
    Accrued liabilities                                            4,130     (16,124)
    U.S. and foreign taxes on income                               3,573       7,009
                                                                ---------   ---------
      Total                                                     $(15,264)   $(12,066)
                                                                =========   =========
Supplemental disclosure of cash flow information:
  Interest paid                                                   $5,322      $6,610
  Income taxes paid                                                7,499       7,548

                       See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)

                    Notes to Consolidated Financial Statements (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain prior period amounts have been reclassified to conform to the 2001 presentation.

     These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company's Annual Report on Form
      10-K for the year ended December 31, 2000.

2.   Net Sales, gross profit and operating profit by segment are as follows:

                               Three Months Ended
                                    March 31,
                                2001        2000
(In Thousands)
Net Sales:
Aerospace                     $ 99,375    $ 81,900
Engineered Materials            76,721      97,218
Merchandising                   57,703      56,361
Fluid Handling                 116,386     117,563
Crane Controls                  29,775      31,585
Intersegment Elimination          (677)       (831)
                              --------    --------
          Total               $379,283    $383,796
                              ========    ========

Gross Profit:
Aerospace                     $ 44,394    $ 32,904
Engineered Materials            16,897      26,028
Merchandising                   19,699      19,956
Fluid Handling                  28,166      29,011
Crane Controls                   9,357       9,896
Intersegment Elimination            46          (4)
                              --------    --------
          Total               $118,559    $117,791
                              ========    ========

Operating Profit (Loss):
Aerospace                      $24,480     $16,716
Engineered Materials             8,431      16,977
Merchandising                    8,801       9,652
Fluid Handling                   7,048       7,986
Crane Controls                     (40)        175
Corporate                      (11,411)     (3,446)
Intersegment Elimination            26         (23)
                               -------     -------
          Total                $37,335     $48,037
                               =======     =======

Part I - Financial Information (Cont'd.)

                    Notes to Consolidated Financial Statements (Unaudited)

3.   Inventories
     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $22.1 million at March 31, 2001, $22.3 million at March 31, 2000, and $21.4 million at December 31, 2000.

4.   Intangibles
     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $23.6 million at March 31, 2001, $20.3 million at March 31, 2000 and $22.9 million at December 31, 2000.

5.   Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $73.7 million at March 31, 2001, $56.7 million at March 31, 2000 and $69.4 million at December 31, 2000. In February of 2001, Ventech Controls, Inc. and Laminated Profiles Ltd. were acquired. The cost in excess of net assets resulting from these acquisitions will be amortized over 15 years using the straight-line method.

6. Total comprehensive income for the three-month period ended March 31, 2001 and 2000 was as follows:

(In thousands)                                Three Months Ended
                                                   March 31,
                                                2001       2000
Net Income                                     $20,279   $27,660
Foreign currency translation adjustments        (7,485)   (1,727)
                                               -------   -------
Comprehensive Income                           $12,794   $25,933
                                               =======   =======

Part I - Financial Information (Cont'd.)

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2001

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

Results from Operations

First Quarter of 2001 Compared to First Quarter of 2000

Net income for the first quarter of 2001 was $20.3 million, or $.33 per diluted share, compared with $27.7 million, or $.45 per diluted share for the first quarter of 2000. These results include a special non-cash charge of $6.1 million pre-tax ($4.0 million after-tax or $.07 per diluted share outstanding) resulting from the retirement of R. S. Evans as the Company's Chief Executive Officer and represents stock-based retirement costs that previously were being amortized to an anticipated retirement at age 65.

Operating profit for the first quarter of 2001 was $37.3 million on sales of $379.3 million compared with $48.0 million on sales of $383.8 million in the first quarter of 2000. Results for the first quarter of 2001 included severance costs totaling $2.3 million as employment levels were reduced by 400 employees at certain business units in response to the softening economy and the special non-cash charge of $6.1 million mentioned above. Operating profit margins were 9.8% for the first quarter of 2001 compared with 12.5% in the first quarter of 2000. Excluding the pre-tax special charge, operating margins were 11.5%.

During the quarter, the Company recognized a $1.2 million pre-tax loss in miscellaneous income on a euro currency option entered into in connection with the recently completed acquisition of the Industrial Flow Group of Alfa Laval Holding AB. Overall, the Company recognized a $1.4 million pre-tax gain on this option, of which $2.6 million was recognized in the fourth quarter of 2000.

Order backlog at March 31, 2001 totaled $533.3 million, an increase of $121.7 million, or 30%, from March 31, 2000 and $29.7 million, or 6%, from December 31, 2000.

Net sales from domestic businesses were 71% of the quarter's total net sales in 2001 compared with 73% in the same three-month period of 2000. Operating profit from domestic businesses was 68% (73% before the special charge) and 88% of total operating profit for 2001 and 2000, respectively. Operating profit margins for domestic businesses were 9.4% in 2001 (11.7% before the special charge) compared with 14.9% in 2000. Operating profit margins for non-US businesses were 10.9% in 2001 versus 5.9% in 2000.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2001

Aerospace sales increased $17.5 million, or 21%, to $99.4 million for the first quarter of 2001 compared with the first quarter of 2000. Operating profit increased $7.8 million, or 46%, to $24.5 million in the first quarter of 2001 versus $16.7 million in the first quarter of 2000. Operating profit margins for the segment were 24.6% in the first quarter of 2001 compared with 20.4% in the first quarter of 2000 as margins at all business units improved. Despite $.5 million of severance expense, Interpoint returned to profitability during the first quarter of 2001, versus a $1.6 million loss in the first quarter of 2000 and a $2.3 million loss in the fourth quarter of 2000, as a result of improved manufacturing productivity and stronger shipments. Order backlog for the segment was $308.8 million at March 31, 2001, an increase of $64.3 million, or 26%, from March 31, 2000 and $7.2 million from year-end 2000. Results in the Aerospace segment should remain strong through the year, reflecting current backlog and improved operations at Interpoint.

Engineered Materials sales decreased $20.5 million, or 21%, to $76.7 million for the first quarter of 2001 compared with the first quarter of 2000 due to weak transportation, recreational vehicle and chemical processing markets. Operating profit decreased $8.5 million, or 51%, to $8.4 million in the first quarter of 2001 versus $17.0 million in the first quarter of 2000. Despite the downturn in sales, operating profit margins were a solid 11% for the segment compared with 17.5% in the first quarter of 2000. The decrease in results was primarily due to Kemlite, which experienced a sales decline of $13.1 million, or 21%, to $50.1 million and an operating profit decline of 45% for the first quarter of 2001 compared with the record first quarter of 2000 as truck trailer and recreational vehicle production, its principal markets, were down 53% and 23%, respectively, from the first quarter of 2000. Results at Resistoflex were negatively affected by lower shipments to the chemical process industry of $2.7 million, lowering operating profit by $1.4 million compared to the same quarter in 2000. In February 2001, Kemlite acquired the fiberglass reinforced panel business of UK-based Laminated Profiles Ltd. as part of its strategic initiative to penetrate the European market. Order backlog at March 31, 2001 was $18.6 million, a decrease of $9.1 million, or 33%, from March 31, 2000, but equal with the December 31, 2000 backlog. Engineered Materials' operating results in the second quarter are expected to again be sharply below the record prior year results, with favorable comparisons to the prior year anticipated in the second half of 2001.

Merchandising Systems sales increased $1.3 million, or 2%, to $57.7 million for the first quarter of 2001 compared with the first quarter of 2000. Operating profit decreased $.9 million, or 9%, to $8.8 million in the first quarter of 2001 versus $9.7 million in the first quarter of 2000 as strong results at NRI were more than offset by lower results at Crane Merchandising Systems (formerly National Vendors). Operating profit margins for the segment were 15.3% in the first quarter of 2001 compared with 17.1% in the first quarter of 2000. Crane Merchandising Systems' sales decreased $6.0 million to $39.6 million and operating profit decreased $4.6 million, as a result of weakness in both the U.S. and export markets. Crane Merchandising Systems reduced its employment level by 8% during the quarter, incurring $.2 million in severance costs. NRI's sales increased $7.3 million, or 68%, to $18.1 million and operating profit more than doubled, despite unfavorable U.S. dollar-to-euro exchange rates, due to very strong demand as a result of the conversion to the euro in January 2002. Order backlog at March 31, 2001 was $77.7 million, an increase of $56.6 million, or 268%, from March 31, 2000, and $8.3 million from December 31, 2000, reflecting a sold-out condition at NRI. This segment's operating profit is anticipated to gradually improve quarter to quarter over the remainder of the year reflecting continued strong performance at NRI and improved operating efficiencies at Crane Merchandising Systems.

Item 2.         Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2001

Fluid Handling sales declined $1.2 million, or 1%, to $116.4 million for the first quarter of 2001 compared with the first quarter of 2000. Operating profit decreased $.9 million to $7.0 million in the first quarter of 2001 versus $7.9 million in the first quarter of 2000. Severance costs of $1.1 million were included in this year's first quarter results. Operating profit margins were 6.1% in the first quarter of 2001 compared with 6.8% in the first quarter of 2000. Operating profit at Crane's valve businesses increased by $.6 million on a $2.3 million increase in sales as improved production efficiencies in the UK, a strong power generation market for Pacific Valves and an improving marine market for Westad more than offset lower shipments of valves sold in the U.S. through distributors and $.5 million in severance expenses. Crane Pumps' operating profit decreased $.7 million due to a $1.9 million decrease in sales and severance costs totaling $.6 million for the quarter. Lower shipments of $2.5 million negatively impacted Crane Supply's operating profit by $.8 million. As previously announced, on April 1, 2001, the Company acquired the Industrial Flow Group of Alfa Laval Holding AB for approximately $37 million, with approximate annual sales of $77.0 million. The acquisition is expected to be immediately accretive to earnings. Order backlog at March 31, 2001 was $101.8 million, an increase of $14.3 million, or 16%, from March 31, 2000, and $10.2 million from December 31, 2000, due to continuing strong demand from the power generation and improving marine markets. Fluid Handling's results should show improvement each quarter over the prior year reflecting strong backlog for projects in the marine, power and oil and gas markets, strict cost disciplines in valves and pumps sold through distribution in the U.S., higher volumes in nuclear valve services and the addition of the Industrial Flow Group.

Controls sales decreased $1.8 million, or 6%, to $29.8 million for the first quarter of 2001 compared with the first quarter of 2000. This segment operated at a break-even level in the first quarter of 2001 versus a $.2 million operating profit in the first quarter of 2000 as severance costs totaling $.3 million negatively impacted results. Improvements at Dynalco and Ferguson were more than offset by lower transportation sales at Barksdale. Order backlog at March 31, 2001 was $26.2 million, a decrease of $4.4 million, or 14%, from March 31, 2000, but an increase of $3.9 million versus the December 31, 2000 level. Controls' operating results are expected to return to profitability for the remainder of the year, reversing losses in the prior year period, driven by improved performance at Ferguson and Azonix.


Liquidity and Capital Resources

For the three period ended March 31, 2001, the Company generated $29.2 million of cash from operating activities, versus $26.8 million in 2000. Net debt totaled 28.0% of capital at March 31, 2001 compared with 37.7% at March 31, 2000. The current ratio at March 31, 2001 was 2.1 with working capital totaling $267.6 million compared with 2.3 and $286.4 at March 31, 2000. The Company had unused credit lines of $472.0 million available at March 31, 2001. During the first three months of 2001, the Company paid $26.8 million for the repurchase of
1.0 million shares of Crane common stock at an average price of $26.57 per share and $6.0 million for the payment of dividends. Debt increased by $6.9 million. Average diluted shares outstanding decreased by 1.2 million from the first quarter of 2000 due to the Company's share repurchases.

The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $220.2 million in long-term debt outstanding at March 31, 2001, 90.2% was at fixed rates of interest ranging from 6.75% to 8.50%. At March 31, 2001, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2001

New Accounting Pronouncements

In 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. FAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 138), an amendment of FAS 133. The Company historically has made limited use of derivative instruments and financial hedges to reduce its exposure to exchange rate risk on foreign source income and purchases. FAS 133, as amended under FAS 138, is effective for fiscal years beginning after December 15, 2000. The impact of this accounting pronouncement on the first quarter's results was immaterial.


Part II - Other Information

Item 1.   Legal Proceedings

          There have been no material developments in any of the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4.   Submission of Matters to a vote of Security Holders
          ---------------------------------------------------

     A)        The Annual Meeting of shareholders was held on April 23, 2001.


     B) The following three Directors were re-elected to serve for three years until the Annual Meeting of 2004.

                    Mr. Richard S. Forte
                          Vote for           -   53,187,546
                          Vote withheld      -    1,555,479

                     Mr. William E. Lipner
                          Vote for           -   44,073,649
                          Vote withheld      -   10,669,376

                    Mr. James L. L. Tullis
                          Vote for           -   53,205,373
                          Vote withheld      -    1,537,652


     C) The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2001.

                          Vote for           - 54,253,134
                          Vote against       -    272,251
                          Abstained          -    217,640


     D)        The shareholders approved the Crane 2001 Stock Incentive Plan.

                          Vote for           - 46,925,686
                          Vote against       -  7,260,892
                          Abstained          -    556,447

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a) Exhibits:

3.   (ii) By-Laws
     Crane Co. By-Laws (as amended through April 23, 2001) (filed herewith as Exhibit 3(ii)).

10.  Material Contracts - Compensatory Plans
     (a) Employment Agreement with R. S. Evans (filed herewith as
         Exhibit 10(a)).

     (b) The Crane Co. 2001 Stock Incentive Plan (filed herewith as
         Exhibit 10(b)).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                        CRANE CO.
                                                   ---------------------
                                                       REGISTRANT



Date May 15,2001                          By /s/       M. L. Raithel
     -----------                                --------------------------------
                                                            M. L. Raithel
                                                       Vice President and Chief
                                                           Financial Officer




Date May 15,2001                          By /s/       T. M. Noonan
     -----------                                -------------------------------
                                                            T. M. Noonan
                                                     Vice President, Controller
                                                        and Chief Tax Officer

Exhibit 3. (ii)
                                    CRANE CO.
                                     BY-LAWS
                            (as amended through April 23, 2001)

                                    ARTICLE I

                              Definitions, Offices

Section 1. Definitions. When used herein, "Board" shall mean the Board of Directors of the Corporation, "Chairman" shall mean the Chairman of the Board and "Corporation" shall mean this Corporation.

Section 2. Principal Office. The principal office of the Corporation shall be located in the City of Stamford, State of Connecticut.

Section 3. Other Offices. The Corporation may have and maintain such other business office or offices, either within or without the State of Connecticut, as the Board of Directors may from time to time determine.

Section 4. Registered Office. The registered office of the corporation shall be at such address as from time to time the Board of Directors may determine.


                                   ARTICLE II

                                  Stockholders

      Section 1. Annual Meeting. The annual meeting of the stockholders of the corporation shall be held at the hour of ten o'clock a.m. on the fourth Monday of April in each year unless the Board shall fix a different date and time, for the election of Directors and for the transaction of such other business as may properly come before the meeting. If the day fixed for the annual meeting shall be a legal holiday, such meeting shall be held on the next succeeding business day. If the election of Directors shall not be held on the day designated herein for the annual meeting, or at any adjournment thereof, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as such meeting can conveniently be convened and held.

     Section 2. Special Meetings. Special meetings of the stockholders for any purpose may be called at any time only by a majority of the entire Board or by the Chairman of the Board.

      A call for a special meeting of stockholders shall be in writing, filed with the Secretary, and shall specify the time and place of holding such meeting and the purpose or purposes for which it is called.

      Section 3. Stockholder Action. Any action required or permitted to be taken by the stockholders of the Corporation must be effected at a duly called annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

      Section 4. Place of Meetings. The annual meeting of stockholders and all special meetings of stockholders for the election of directors shall be held either at the principal office of the Corporation or at such other place suitable for the holding of a stockholders' meeting as shall be designated in the notice thereof. Special meetings of stockholders for a purpose or purposes other than the election of directors may be held at such place, either within or without the State of Connecticut, as shall be specified or fixed in the call for such meeting and the notice thereof as the place for the holding of a special meeting for any purpose or purposes.

      Section 5. Notice of Meetings. Except as otherwise provided by statute, written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, stating the purpose or purposes for which the meeting is called, shall be delivered not less than 10 nor more than 60 days before the date of the meeting, either personally or by mail, by or at the direction of the Secretary, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope addressed to the stockholder at his last known post office address as it appears on the stock record books of the Corporation, with postage thereon prepaid.

      Attendance of a person at a meeting of stockholders, in person or by proxy, constitutes a waiver of notice of the meeting, except when the stockholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened.

Exhibit 3. (ii)

      Section 6. Record Dates. The Board may fix in advance a date, not more than 60 nor fewer than 10 days prior to the date of any meeting of stockholders, nor more than 60 days prior to the date for the payment of any dividend, or the date for the allotment of rights, or the date when any change or conversion or exchange of capital stock shall go into effect, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, and in such case such stockholders and only such stockholders as shall the stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend, or to receive such allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after any such record date fixed as aforesaid.

      Section 7. Voting Lists. The officer or agent having charge of the transfer book for shares of the Corporation shall prepare and make, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall be produced and kept at the time and place of the meeting during the whole time thereof and may be inspected by any stockholder present. The original share or stock ledger or transfer book or a duplicate thereof, shall be the only evidence as to who are the stockholders entitled to examine such list or share ledger or transfer book or to vote at any meeting of stockholders.

      Section 8. Quorum. At any meeting of stockholders the holders of a majority of the shares of the capital stock of the corporation issued and outstanding and entitled to vote, present in person or represented by proxy, shall constitute a quorum of the stockholders for all purposes unless a greater or lesser quorum shall be provided by law or by the Certificate of Incorporation and in such case the representation of the number so required shall constitute a quorum. The stockholders present in person or by proxy at a meeting at which a quorum is present may continue to do business until adjournment, notwithstanding withdrawal of enough stockholders to leave less than a quorum.

      Whether or not a quorum is present the meeting may be adjourned from time to time by a vote of the holders of a majority of the shares present. At any such adjourned meeting at which a quorum shall be present, any business may be transacted which might have been transacted at the meeting if held at the time specified in the notice thereof.

      Section 9. Voting and Proxies. Each holder of Common Stock shall be entitled to one vote per share held of record upon each matter on which stockholders generally are entitled to vote.

      At all meetings of stockholders, a stockholder entitled to vote may vote in person or by proxy executed in writing by the stockholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. Unless otherwise provided by law, all questions touching the validity or sufficiency of the proxies shall be decided by the Secretary.

      Directors shall be elected by a plurality of the votes cast at an election.

      All other action (unless a greater plurality is required by law or by the Certificate of Incorporation or by these By-laws) shall be authorized by a majority of the votes cast by the holders of shares entitled to vote thereon, present in person or represented by proxy, and where a separate vote by class is required, by a majority of the votes cast by stockholders of such class, present in person or represented by proxy.

      Section 10.  Voting of Shares by Certain Holders.

            (a) Shares standing in the name of another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the By-laws of such corporation may prescribe, or, in the absence of such provision, as the Board of Directors of such corporation may determine.

            (b) Shares standing in the name of a deceased person may be voted by his administrator or his executor either in person or by proxy.

Exhibit 3. (ii)

            (c) Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name, if authority so to do be contained in an appropriate order of the court by which such receiver was appointed, and a certified copy of such order is filed with the Secretary of the Corporation before or at the time of the meeting.

            (d) A stockholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

            (e) Shares of the Corporation belonging to it shall not be voted, directly or indirectly, at any meeting, and shall not be counted in determining the total number of outstanding shares at any given time, but shares of the Corporation held by it in a fiduciary capacity may be voted and shall be counted in determining the number of outstanding shares at any given time.

      Section 11. Inspectors. At each meeting of stockholders, the chairman of the meeting may appoint one or more inspectors of voting whose duty it shall be to receive and count the ballots and make a written report showing the results of the balloting.

      Section 12. Nomination of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors; provided, however, that the following procedures shall not apply to the nomination of persons for election as directors by vote of any class or series of preferred stock of the Corporation. Nominations of persons for election to the Board of Directors of the Corporation at an annual meeting of stockholders may be made at such meeting by or at the direction of the Board of Directors, by any committee or persons appointed by the Board of Directors or by any common stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 12. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation, in the case of an annual meeting of stockholders, not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs; and in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the 15th day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class, series and number of shares of capital stock of the Corporation which are beneficially owned by the person and
(iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to the Rules and Regulations of the Securities and Exchange Commission under Section 14 of the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class, series and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder. Such notice shall be accompanied by the executed consent of each nominee to serve as a director if so elected. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a director of the Corporation.

            No person shall be eligible for election as a director of the Corporation by the holders of Common Stock of the Corporation unless nominated in accordance with the procedures set forth in this Section 12. The officer of the Corporation presiding at an annual meeting of stockholders shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting, and the defective nomination shall be disregarded.

Exhibit 3. (ii)

      Section 13. Advance Notification of Stockholder Proposed Business to be Transacted at Annual Meetings. To be properly brought before an annual meeting of stockholders, business must be either (a) specified in the notice of meeting (or any supplement or amendment thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made. Such stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the meeting (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class, series and number of shares of capital stock of the Corporation which are beneficially owned by the stockholder and (iv) any material interest of the stockholder in such business.

            No business shall be conducted at an annual meeting except in accordance with the procedures set forth in this Section 13, provided, however, that nothing in this Section 13 shall be deemed to preclude discussion by any stockholder of any business properly brought before the meeting. The officer of the Corporation presiding at the meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting in accordance with the provisions of this Section 13, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

            The provisions of this Section 13 shall not apply to any stockholder proposal included in the Corporation's proxy statement pursuant to Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended.


                                   ARTICLE III

                                    Directors

           Section 1. Number. The business and affairs of the Corporation shall be managed under the direction of the Board which shall consist of not less than three nor more than fifteen persons. The exact number of directors within the minimum and maximum limitations specified in the preceding sentence shall be fixed from time to time by the board pursuant to a resolution adopted by a majority of the entire Board.

           Section 2. Election and Terms. The directors shall be divided into three classes, as nearly equal in number as reasonably possible, with the term of office of the first class to expire at the 1986 annual meeting of stockholders, the term of office of the second class to expire at the 1987 annual meeting of stockholders and the term of office of the third class to expire at the 1988 annual meeting of stockholders. At each annual meeting of stockholders, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election.

           Section 3. Newly Created Directorships and Vacancies. Newly created directorships resulting from any increase in the authorized number of directors or any vacancies in the Board resulting from death, resignation, retirement, disqualification, removal from office or other cause shall be filled only by a majority vote of the directors then in office, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of the class to which they have been elected expires. No decrease in the number of directors constituting the Board shall shorten the term of any incumbent director.

Exhibit 3. (ii)

           Section 4. Removal. Any director, or the entire Board, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least two-thirds of the voting power of the shares of the Corporation then entitled to vote at an election of directors, voting together as a single class.

           Section 5. Regular Meetings. The regular annual meeting of the Board shall be held at such time and place as the Board may by resolution determine from time to time without other notice than as set forth in such resolution.

           The regular monthly meetings of the Board shall be held at such time and place as the Board may by resolution determine from time to time.

           The Board may by resolution change the times and places, either within or without the State of Connecticut, for the holding of such regular monthly meetings, and such times and places for the holding of other regular meetings without notice other than such resolution.

           Section 6. Special Meetings. Special meetings of the Board may be held at any time on the call of the Chairman or at the request in writing of a majority of the directors. Special meetings of the Board may be held at such place, either within or without the State of Connecticut, as shall be specified or fixed in the call for such meeting or notice thereof.

           Section 7. Notice of Special Meetings. Notice of each special meeting shall be deposited in the United States mail by or at the direction of the Secretary to each director addressed to him at his residence or usual place of business at least seventy-two (72) hours before the day on which the meeting is to be held, or shall be sent to him by telegram, be delivered personally, or be given orally at least twenty-four (24) hours before the day on which the meeting is to be held. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail in a sealed envelope so addressed, with postage thereon prepaid. If notice be given by telegraph, such notice shall be deemed to be delivered when the same is delivered to the telegraph company. If the Secretary shall fail or refuse to give any such notice, then notice may be given by the officer or any one of the directors making the call.

           Notice may be waived in writing by any director, either before or after the meeting. Any meeting of the Board of Directors shall be a legal meeting without any notice thereof having been given if all directors shall be present thereat, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

           Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting, and any and all business may be transacted thereat.

           Section 8. Quorum. A majority of the members of the Board then in office, or of a committee thereof, shall constitute a quorum for the transaction of business, except that the presence of the Chairman of the Board shall be necessary to constitute a quorum of the Executive Committee of the Board, and the vote of a majority of the members present at a meeting at which a quorum is present shall be the act of the Board or of the Committee thereof, except for the amendment of the By-laws which shall require the vote of not less than a majority of the members of the Board then in office.

           Section 9. Action without a Meeting. Action required or permitted to be taken pursuant to authorization voted at a meeting of the Board, or a committee thereof, may be taken without a meeting if, before or after the action, all members of the Board or of the Committee consent thereto in writing. The written consents shall be filed with the minutes of the proceedings of the Board or Committee. The consent shall have the same effect as a vote of the Board or Committee thereof for all purposes.

Exhibit 3. (ii)

           Section 10. The Chairman of the Board. A Chairman of the Board shall be elected by the Board from among its members for a prescribed term and may, or may not be, at the discretion of the Board, an employee or an officer of the Corporation. The Chairman of the Board shall perform such duties as shall be prescribed by the Board and, when present, shall preside at all meetings of the stockholders and the Board. In the absence or disability of the Chairman of the Board, the Board shall designate a member of the Board to serve as Chairman of the Board and such designated Board Member shall have the powers to perform the duties of the office; provided, however, that if the Chairman of the Board shall so designate or shall be absent from a meeting of stockholders, the President shall preside at such meeting of stockholders.

           Section 11. Organization. At all meetings of the Board the Chairman, or in his absence a member of the Board to be selected by the members present, shall preside as chairman of the meeting. The Secretary or an Assistant Secretary of the Corporation shall act as Secretary of all meetings of the Board, except that in their absence the Chairman of the meeting may designate any other person to act as secretary.
           At meetings of the Board business shall be transacted in such order as from time to time the Board may determine.

           Section 12. Compensation. In the discretion of the Board, directors may be paid a fixed fee for attendance at meetings and allowed reimbursement for expenses incurred in such attendance or otherwise in performance of duties as directors. In addition each director may be paid a fixed annual fee, in an amount to be determined by the Board, payable in convenient installments. Directors shall also be entitled to receive compensation for services rendered to the Corporation as officers, committee members, employees, or in any other capacity than as directors.

           Section 13. Presence at Meeting. A member of the Board or of a Committee designated by the Board may participate in a meeting by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in this manner constitutes presence in person at the meeting.

           Section 14. Executive Committee. The Board, by resolution adopted by a majority of the entire board, may designate two or more directors to constitute an Executive Committee, which committee, to the extent provided in such resolution or in these By-laws, shall have and exercise all of the authority of the Board in the management of the Corporation provided the Executive Committee shall not have the authority of the Board in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation involving the Corporation, recommending to the stockholders the sale, lease, or exchange of all or substantially all of the property and assets of the Corporation, recommending to the stockholders a dissolution of the Corporation or a revocation thereof, filling vacancies on the Board or on any committee of the Board (including the Executive Committee), amending, altering or repealing any By-laws of the Corporation, electing or removing officers of the Corporation, fixing the compensation of any member of the Executive Committee or amending, altering or repealing any resolution of the Board which by its terms provides that it shall not be amended, altered or repealed by the Executive Committee.

           Section 15. Committees of the Board. The Board may designate one or more other committees, each consisting of one or more directors of the Corporation as members and one or more directors as alternate members, with such power and authority as prescribed by the By-laws or as provided in a resolution adopted by a majority of the Board. Each Committee, and each member thereof, shall serve at the pleasure of the Board.

Exhibit 3. (ii)

                                   ARTICLE IV

                                    Officers

      Section 1. Officers' Number. The officers of the Corporation shall be a President, one or more Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, a Secretary, a Treasurer, a Controller, and such other subordinate corporate or divisional officers as may be elected or appointed in accordance with the provisions of Section 3 of this Article IV. The Board may designate a variation in the title of any officer. Any two or more offices may be held by the same person except the offices of President and Secretary. In its discretion the Board may leave unfilled, for any such period as it may fix by resolution, any corporate office, except those of President, Secretary and Treasurer.

      Section 2. Election, Term of Office, and Qualifications. The officers of the Corporation shall be elected annually by the Board at the first meeting of the Board held after the annual meeting of stockholders. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as the same can conveniently be held. Each officer, except such officers as may be elected or appointed in accordance with the provisions of
Section 3 of this Article IV, shall hold his office until his successor shall have been duly elected and shall have qualified or until his death, resignation or removal.

      Section 3.  Subordinate Officers.

            (a) Subordinate Corporate Officers. The Board may annually appoint one or more Assistant Vice Presidents, Assistant Secretaries, Assistant Treasurers, Assistant Controllers, Auditors or Assistant Auditors, and such other subordinate corporate officers and agents as the Board may determine, to hold office as subordinate corporate officers for such period and with such authority and to perform such duties as may be prescribed by these By-laws or as the Board may from time to time determine. The Board may, by resolution, empower the President to appoint any such subordinate corporate officers or agents to hold office for such period and to perform such duties as may be prescribed in said resolution.

            (b) Divisional Officers. The Board or the President may from time to time appoint employees of the Corporation as divisional officers who shall have such operating and divisional responsibilities as may be designated by the President. Such divisional officers shall not be corporate officers and shall serve at the discretion of, under the direction of, and subject to removal by, the President.

      Section 4. Resignations. Any officer may resign at any time by giving written notice to the Board or to the Chairman of the Board or Secretary of the Corporation. Any such resignation shall take effect at the time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

      Section 5. Removal. Any of the officers designated in Section 1 of this
Article IV may be removed by the Board, whenever in its judgment the best interests of the Corporation will be served thereby, by the vote of a majority of the total number of directors then in office. Any subordinate corporate officer appointed in accordance with Section 3 of this Article IV may be removed by the Board for like reason by a majority vote of the directors present at any meeting, a quorum being present, or by any superior officer upon whom such power of removal has been conferred by resolution of the Board. Any divisional officer appointed in accordance with Section 3 of this Article IV may be removed by the President at any time and at his sole discretion or by any superior officer upon whom the power of removal has been conferred by the President. The removal of any officer, subordinate officer or agent shall be without prejudice to the contract rights, if any, of the person so removed.

      Section 6. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or otherwise may be filled for the unexpired portion of the term in the same manner in which an officer may be chosen to fill said office pursuant to Section 2 or 3 of this Article IV, as the case may be.

      Section 7. Bonds. If the Board shall so require, any officer or agent of the Corporation shall give bond to the Corporation in such amount and with such surety as the Board may deem sufficient, conditioned upon the faithful performance of their respective duties and offices.

Exhibit 3. (ii)

      Section 8. The President. The Board shall elect a President who shall be the Chief Executive Officer of the Corporation. He shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board are carried into effect, subject, however, to the right of the Board to delegate any specific powers, except such as may be by law exclusively conferred upon the President, to any officer or officers of the Corporation. All papers, documents, deeds, and other instruments required to be executed by the Corporation shall be signed and executed for the Corporation by the President when directed by, and in the manner prescribed by, the Board. He shall have the general powers and duties of supervision and management which are usually vested in the Chief Executive Officer of a corporation.

      Section 9. Executive Vice Presidents; Senior Vice Presidents and Vice Presidents.

            (a) Executive Vice Presidents and Senior Vice Presidents shall have supervision over all such matters, other officers of the Company, including Vice Presidents, and in the case of Executive Vice Presidents, Senior Vice Presidents, and other employees as may be designated or assigned to them by the President, and shall perform such duties as the Board of Directors may designate or as may be assigned to them by the President. Whenever the term "Vice President" is used in any other Article of these By-laws, it shall be deemed to include Executive Vice Presidents and Senior Vice Presidents.

            (b) The Vice Presidents shall perform such duties as the Board may designate or may be assigned to them by the President.

      Section 10.  Treasurer.  The Treasurer shall:

            (a) Subject to the supervision and direction of the Vice President - Finance, have the custody of all moneys, notes, bonds, securities and other evidences of indebtedness belonging to the Corporation, and shall keep full and accurate accounts of all moneys and securities received and of all moneys paid by him on account of the Corporation. He shall daily deposit all moneys, checks and drafts received to the credit and in the name of the Corporation, in such banks or other depositories as shall from time to time be authorized, approved or directed by the President, the Vice President - Finance, or the Board, and shall, on behalf of the Corporation, endorse for deposit or collection, checks, notes, drafts and other obligations, provided, however, that checks of the United States Government or of any state or municipal government, which may be received by any division of the Corporation, may be endorsed for deposit by the local manager of the division receiving the check, and provided further, however, that checks, warrants, drafts, notes and other negotiable instruments, which may be received by any division of the Corporation, may be endorsed by the local manager in the name of the Corporation for collection or deposit by or in the local bank authorized to carry the local accounts.

            (b) Furnish to the Board, to the President and to such other officers as the Board may designate, at such times as may be required, an account of all his transactions as Treasurer.

            (c) Perform such other duties pertaining to the business of the Corporation as shall be directed or required by the President, the Vice President - Finance, or the Board and, subject to the control of the Vice President - Finance, the Board and these By-laws, perform all acts incident to the office of the Treasurer.

     (d) Give such bond of the faithful discharge of his duties as the Board may require.

      The books and papers of the Treasurer shall at all times be open to the inspection of the President and each member of the Board.

      Section 11.  Secretary.  The Secretary shall:

            (a) Attend all meetings of the stockholders and of the Board, and keep the minutes of such meetings in one or more books provided for that purpose.

            (b) See that all notices are duly given in accordance with the provisions of these By-laws, or as required by law.

            (c) Be custodian of the corporate records and of the seal of the Corporation and see that the seal of the Corporation or a facsimile thereof is affixed to or impressed on all certificates for shares prior to the issue thereof, and all documents, the execution of which on behalf of the Corporation under its seal, is duly authorized.

Exhibit 3. (ii)

            (d) Sign with the President or a Vice President certificates for shares of the Corporation, the issue of which shall have been authorized by resolution of the Board.

            (e) See that the reports, statements, certificates and all other documents and records required by law are properly made, kept and filed.

            (f) In general, perform all other duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the President or the Board.

      Section 12.  Controller.  The Controller shall:

            (a) Maintain adequate records of all assets, liabilities, and transactions of this Corporation; see that adequate audits thereof are currently and regularly made; and in conjunction with other officers and department heads initiate and enforce measures and procedures whereby the business of the Corporation shall be conducted with the maximum safety, efficiency, and economy. His duties and powers shall extend to all subsidiary corporations and to all affiliated corporations.

            (b) Prepare and furnish such reports and financial statements covering results of operations of the Corporation as shall be required of him by the President or the Board. Prepare and furnish such reports and statements showing the financial condition of the Corporation as shall be required of him by the President or the Board, and have the primary responsibility for the preparation of financial reports to the stockholders.

            (c) Perform such other duties pertaining to the business of the Corporation as shall be directed or required by the President or the Board and, subject to the control of the President, the Board and these By-laws, perform all acts incident to the office of the Controller. The books, records and papers of the Controller shall at all times be open to the inspection of the President and each member of the Board.

      Section 13. Assistant Treasurers. If one or more Assistant Treasurers shall be elected or appointed pursuant to the provisions of Section 3 of this
Article IV, then in the absence or disability of the Treasurer, the Assistant Treasurers shall perform all the duties of the Treasurer, and when so acting shall have all the powers of, and be subject to all the restrictions upon, the Treasurer, except that they shall have no power to sign in the name of the Corporation contracts as described in Section 1 of Article VII, unless specifically authorized by the Board. Any such Assistant Treasurer shall perform such other duties as from time to time may be assigned to him by the Board or any superior officer.

      Section 14. Assistant Secretaries. If one or more Assistant Secretaries shall be elected or appointed pursuant to the provisions of Section 3 of this
Article IV, then in the absence or disability of the Secretary, the Assistant Secretaries shall perform the duties of the Secretary, and when so acting shall have all the powers of, and be subject to all the restrictions imposed upon, the Secretary. Any such Assistant Secretary shall perform such other duties as from time to time may be assigned to him by the Board or any superior officer.

      Section 15. Compensation. The compensation of the officers shall be fixed from time to time by the Board; provided that the Board may authorize any officer or Committee to fix the compensation of officers and employees. No officer shall be prevented from receiving such compensation by reason of the fact that he is also a director of the Corporation.


                                    ARTICLE V

                                  Capital Stock

           Section 1. Certificates of Stock. The certificates for shares of the capital stock of the Corporation shall be in such form as shall be approved by the Board. The certificates shall be signed by the Chairman or the Vice Chairman of the Board, the President, an Executive Vice President, Senior Vice President or Vice President and also by the Treasurer or the Secretary, and may be sealed with the seal of the Corporation, or a facsimile thereof.

Exhibit 3. (ii)

           The signatures of the aforesaid officers may be facsimiles if the certificate is countersigned by a transfer agent or registered by a registrar other than the Corporation or its employee. The validity of any stock certificate of the Corporation signed and executed by or in the name of duly qualified officers of the Corporation shall not be affected by the subsequent death, resignation, or the ceasing for any other reason of any such officer to hold such office, whether before or after the date borne by or the actual delivery of such certificate.

           The name of the person owning the shares represented thereby, with the number of such shares and the date of issue, shall be entered on the Corporation's capital stock records.

           All certificates surrendered to the Corporation shall be cancelled, and no new certificates shall be issued until the former certificate for the same number of shares shall have been surrendered and cancelled except in case of a lost or destroyed certificate.

           The Corporation may treat the holder of record of any share or shares of stock as the holder in fact thereof, and shall not be bound to recognize any equitable or other claim to interest in any such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by law.

           Section 2. Lost, Stolen or Destroyed Certificates. The Corporation may issue a new certificate for shares in place of a certificate theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Board may require the owner of the lost or destroyed certificate, or his legal representative, to give the Corporation a bond in form satisfactory to the Corporation sufficient to indemnify the Corporation, its transfer agents and registrars against any claim that may be made against them on account of the alleged lost or destroyed certificate or the issuance of such a new certificate.

           Section 3. Transfer of Shares. Shares of the capital stock of the Corporation shall be transferable by the owner thereof in person or by duly authorized attorney, upon surrender of the certificates therefor properly endorsed. The Board, at its option, may appoint a transfer agent and registrar, or one or more transfer agents and one or more registrars, or either, for the stock of the Corporation.

           Section 4. Regulations. The Board shall have power and authority to make all such rules and regulations, as they may deem expedient concerning the issue, transfer and registration of certificates for shares of the capital stock of the Corporation.


                                   ARTICLE VI

                         [Intentionally Omitted in 1985]


                                   ARTICLE VII

                   Execution of Instruments on Behalf of the Corporation

           Section 1. Contracts. Except as herein provided, all contracts of the Corporation shall be signed in the name of the Corporation, the President, a Vice President or the Treasurer, sealed with the Corporate Seal and attested by the Secretary or an Assistant Secretary.

           Bids and contracts for the purchase or sale of merchandise in the ordinary course of business of the Corporation or any of its divisions, together with bonds given to secure the performance thereof, shall be executed in the name of the Corporation or in an authorized divisional name by an officer authorized to sign contracts as above specified in this section, or, if relating to the business of a division, by an Officer, Manager or Assistant Manager of such division.

Exhibit 3. (ii)

           Section 2. Bills of Exchange, Promissory Notes, Bonds or Other Evidence of Indebtedness of the Corporation, Bonds of Indemnity, and Securities Received. All bills of exchange, promissory notes, bonds, or other evidences of indebtedness of the Corporation shall be signed in the name of the Corporation by the President, or a Vice President, and shall be countersigned by the Treasurer or by an Assistant Treasurer.

           All forms of bonds of indemnity, the execution of which is required of the Corporation, shall be signed in the name of the Corporation by the President, a Vice President, the Treasurer or an Assistant Treasurer, and shall be countersigned by the Secretary or an Assistant Secretary.

           Any securities received by the Corporation in settlement or for security for the payment of any indebtedness due the Corporation may be sold, assigned, transferred and delivered by the President, a Vice President or the Treasurer, and all instruments of conveyance, assignment or transfer thereof shall be executed in the name of the Corporation by such officers, attested by the Secretary or an Assistant Secretary, and the corporate seal attached.

           Section 3. Checks and Accounts. All checks shall be signed by either the President, a Vice President, the Treasurer or an Assistant Treasurer, the Controller or Assistant Controller and also signed by either the Controller or an Assistant Controller, an Auditor or an Assistant Auditor, the Secretary or an Assistant Secretary of the Corporation, and no other person or persons shall be authorized to sign checks upon or against the funds of the Corporation except as hereinafter provided.

           Checks drawn for the payment of dividends on shares of the Corporation's stock, and such other checks as may be designated in writing by the President, together with a Vice President or the Treasurer, may bear facsimile signatures, provided, however, that for the purpose of transfer ring funds between banks in which the Corporation has monies on deposit, the Treasurer or an Assistant Treasurer may direct or authorize the use of checks payable to a depository bank for credit of the Corporation, which checks shall have plainly printed upon their face "Depository Transfer Check" and shall require no signature other than the printed name of the Corporation.

           The respective Officers, Managers or Assistant Managers, Credit Managers or Credit Supervisors of the Corporation's Divisions, are authorized to file claims for and to collect on behalf of the Corporation any amounts due for merchandise sold or invoiced from such divisions, and in the name of the Corporation, or in an authorized divisional name, to give proper receipts, releases and waivers of mechanics' and materialmen's liens in connection therewith.

           Section 4. Conveyances, Leases, Releases and Satisfaction of Judgment and Mortgages. All conveyances, leases and releases and satisfactions of judgment and mortgages shall be signed in the name of the Corporation by the President, a Vice President or the Treasurer, sealed with the corporate seal and attested by the Secretary or an Assistant Secretary.

           Section 5. Other Instruments. All other instruments not hereinabove specifically designated shall be signed in the name of the Corporation by the President, a Vice President, or Treasurer, sealed with the corporate seal and attested by the Secretary or an Assistant Secretary, provided, however, that notwithstanding the provisions contained in these By-laws, the Board may at any time direct the manner in which and the person by whom any particular instrument, contract or obligation, or any class of instruments, contracts or obligations of the Corporation may and shall be executed.

     Section 6. Miscellaneous. Whenever the Board directs the execution of an instrument, contract or obligation and does not specify the officer who shall execute the same, it shall be executed as hereinabove provided.

Exhibit 3. (ii)

                                  ARTICLE VIII

                                 Corporate Seal

           The corporate seal of the Corporation shall have inscribed thereon the name of the Corporation and the words "Corporate Seal-1985-Delaware." Said seal may be used by causing it or a facsimile or equivalent thereof to be impressed or affixed or reproduced, and shall be in the custody of the Secretary. If and when so directed by the Board, a duplicate of the seal may be kept and used by the Treasurer, or by any Assistant Treasurer or Assistant Secretary.


                                   ARTICLE IX

                            Miscellaneous Provisions

           Section 1. Dividends. Dividends upon the outstanding shares of the Corporation may be paid from any source permitted by law. Dividends may be declared at any regular or special meeting of the Board and may be paid in cash or other property or in the form of a stock dividend.

     Section 2. Fiscal Year. The fiscal year of the Corporation shall end on the 31st day of December each year, unless otherwise provided by resolution of the Board.

           Section 3. Stock in other Corporations. Any shares of stock in any other corporation which may from time to time be held by the Corporation may be represented and voted at any meeting of stockholders of such corporation by the President of the Corporation or by any other person or persons thereunto authorized by the Board, or by any proxy designated by written instrument of appointment executed in the name of the Corporation either by the President, or a Vice President, and attested by the Secretary or an Assistant Secretary.

           Shares of stock in any other corporation which shares are owned by the Corporation need not stand in its name, but may be held for its benefit in the individual name of the President or of any other nominee designated for the purpose by the Board. Certificates for shares so held for the benefit of the Corporation shall be endorsed in blank, or have proper stock powers attached so that said certificates are at all time in due form for transfer, and shall be held for safekeeping in such manner as shall be determined from time to time by the Board.

           Section 4. Election of Auditors. The directors shall select independent auditors to audit the books and records of the Corporation for the current fiscal year, subject to the approval of the stockholders at the annual meeting. Should the auditors so elect resign, be removed for good cause shown, or otherwise fail to serve during or with respect to said year, a majority of the directors shall select a substitute firm of auditors to serve with respect to said year.

Exhibit 3. (ii)

                                    ARTICLE X

                                 Indemnification

           Section 1. Actions, Suits or Proceedings other than by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was or has agreed to become a director or officer of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a director or officer or trustee of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, against costs, charges, expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding or any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the Corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

           Section 2. Actions or Suits by or in the Right of the Corporation. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was or has agreed to become a director or officer of the Corporation, or is or was serving or has agreed to serve at the request of the Corporation as a director or officer or trustee of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, against costs, charges and expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection with the defense or settlement of such action or suit and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the Corporation except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the Court of Chancery of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of such liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such costs, charges and expenses which the Court of Chancery or such other court shall deem proper.

           Section 3. Indemnification for Costs, Charges and Expenses of Successful Party. Notwithstanding the other provisions of this Article, to the extent that a director or officer of the Corporation has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit or proceeding referred to in Sections 1 and 2 of this Article, or in defense of any claim issue or matter therein, he shall be indemnified against all costs, charges and expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection therewith.

           Section 4. Determination of Right to Indemnification. Any indemnification under Sections 1 and 2 of this Article (unless ordered by a court) shall be paid by the Corporation unless a determination is made (1) by the Board of Directors by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (2) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion, or (3) by the stockholders, that indemnification of the director or officer is not proper in the circumstances because he has not met the applicable standard of conduct set forth in Sections 1 and 2 of this Article.

Exhibit 3. (ii)

           Section 5. Advance of Costs, Charges and Expenses. Costs, charges and expenses (including attorneys' fees) incurred by a person referred to in Sections 1 and 2 of this Article in defending any civil, criminal, administrative or investigative action, suit or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding; provided, however, that the payment of such costs, charges and expenses incurred by a director or officer in his capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer) in advance of the final disposition of such action, suit or proceeding shall be made only upon receipt of an undertaking by or on behalf of the director or officer to repay all amounts so advanced in the event that it shall ultimately be determined that such director or officer is not entitled to be indemnified by the Corporation as authorized in this Article. The Board of Directors may, in the manner set forth above, and upon approval of such director or officer of the Corporation, authorize the Corporation's counsel to represent such person, in any action, suit or proceeding, whether or not the Corporation is a party to such action, suit or proceeding.

           Section 6. Procedure for Indemnification. Any indemnification under Sections 1, 2 or 3, or advance of costs, charges and expenses under Section 5 of this Article, shall be made promptly, and in any event within 60 days, upon the written request of the director or officer. The right to indemnification or advances as granted by this Article shall be enforceable by the director or officer in any court of competent jurisdiction, if the Corporation denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing right to indemnification, in whole or in part, in any such action shall also be indemnified by the Corporation. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of costs, charges and expenses under Section 5 of this Article where the required undertaking, if any, has been received by the Corporation) that the claimant has not met the standard of conduct set forth in Sections 1 or 2 of this Article, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 or 2 of this Article, nor the fact that there has been an actual determination by the Corporation (including its Board of Directors, its independent legal counsel, and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

           Section 7. Other Rights; Continuation of Right to Indemnification. The indemnification provided by this Article shall not be deemed exclusive of any other rights to which a person seeking indemnification may be entitled under any law (common or statutory), agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office or while employed by or acting as agent for the Corporation, and shall continue as to a person who has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of such person. All rights to indemnification under this Article shall be deemed to be a contract between the Corporation and each director or officer of the Corporation who serves or served in such capacity at any time while this Article is in effect. Any repeal or modification of this Article or any repeal or modification of relevant provisions of the Delaware General Corporation Law or any other applicable laws shall not in any way diminish any rights to indemnification of such director or officer or the obligations of the Corporation arising hereunder.

           Section 8. Insurance. The Corporation shall purchase and maintain insurance on behalf of any person who is or was or has agreed to become a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him or on his behalf in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article, provided that such insurance is available on acceptable terms, which determination shall be made by a vote of a majority of the entire Board of Directors.

Exhibit 3. (ii)

           Section 9. Savings Clause. If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, any portion of this Article so invalidated shall be severable and such invalidity shall not by itself render any other portion of this Article invalid, and the Corporation shall nevertheless indemnify each director or officer of the Corporation as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated and to the full extent permitted by applicable law.


                                   ARTICLE XI

                                   Amendments

                     Except as otherwise required by law or the Certificate of Incorporation, these By-laws may be amended or repealed, and new By-laws may be adopted, either by the affirmative vote of two-thirds of the shares of stock outstanding and entitled to vote thereon, voting together as a single class, or by the affirmative vote of a majority of the Board then in office.

Exhibit 10. (a)
                                    AGREEMENT


     THIS AGREEMENT (this "Agreement), made as of this 23rd day of April, 2001 (the "Effective Date), by and between Crane Co., a Delaware corporation (the "Company"), and Robert S. Evans ("Mr. Evans").

            WHEREAS, Mr. Evans has retired from his position as Chief Executive Officer of the Company after seventeen years of service in that capacity;

            WHEREAS, the Company wishes to appoint Mr. Evans as non-executive Chairman of the Board of Directors of the Company (the "Board") and enter into an agreement with Mr. Evans with respect to such appointment; and

            WHEREAS, Mr. Evans wishes to accept such appointment and to serve the Company on the terms and conditions set forth in this Agreement.

            NOW, THEREFORE, in consideration of the mutual covenants contained herein, and intending to be legally bound, the parties hereto agree as follows:

1. Position. Subject to the terms and provisions of this Agreement, the Company hereby confirms the appointment of Mr. Evans as non-executive Chairman of the Board ("Chairman") and Mr. Evans hereby agrees to serve the Company in that position; provided, however, that Mr. Evans' continued service on the Board shall be subject to any necessary approval by the Company's stockholders. Mr. Evans' status during the Term (as defined in Section 3) shall be that of an employee of the Company.

2. Duties. During the Term (as defined in Section 3), Mr. Evans shall serve as Chairman, and Mr. Evans shall make reasonable business efforts to attend all Board meetings, serve on appropriate subcommittees as reasonably requested by the Board, and perform such duties, services and responsibilities and have the authority commensurate to such position. Mr. Evans will devote at least fifty
(50) days annually to the performance of such duties, services and responsibilities, and will use his best efforts to promote the interests of the Company. During the minimum of fifty (50) days annually, Mr. Evans shall be available, as appropriate, either at the Company's executive offices, or for reasonable and appropriate assignment outside of such offices.

3. Term. The term of this Agreement (the "Term") shall be for a three (3)-year period beginning on the Effective Date, unless otherwise terminated as provided herein. The Term shall be automatically extended upon the same terms and conditions contained herein for successive one-year periods unless a written notice of termination is given by either party at least 90 days before the end of the Term or any renewals or extensions thereof.

4.    Compensation and Benefits.

     (a) Base Salary. During the Term, Mr. Evans shall receive an annual base salary of $400,000, subject to such increases as the Board may approve from time to time. Such base salary shall be payable no less frequently than monthly, in accordance with the Company's regular payroll practices.

      (b) Expense Reimbursements. During the Term, the Company shall reimburse Mr. Evans for all reasonable out-of-pocket expenses incurred by Mr. Evans in carrying out his duties, services and responsibilities under this Agreement, provided that Mr. Evans complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses.

      (c) EVA Incentive Compensation Plan. As promptly as is practicable after execution of this Agreement, the Company shall pay to Mr. Evans in cash the full amount credited to his bank account under the Company's EVA Incentive Compensation Plan as of March 31, 2001. Mr. Evans shall remain a participant in such Plan for 30% of the Corporate EVA Pool for the year 2001 prorated at 30.96% (113 days from 1/1/01-4/23/01 / 365 days); and thereafter, Mr. Evans shall no longer be a participant in such Plan.

     (d) Pension Plans. As of the Effective Date, Mr. Evans shall cease his participation in the Company's 401(k) plan and its qualified and non-qualified pension plans.

Exhibit 10. (a)

      (e) Restricted Stock Awards. Appendix A hereto lists the retirement-based restricted shares presently held by Mr. Evans. As of the Effective Date, such retirement restricted shares shall be deemed fully vested and non-forfeitable. Appendix B hereto lists the performance-based restricted shares presently held by Mr. Evans. As of the Effective Date, the performance restricted shares granted on May 6, 1996 shall be forfeited and surrendered to the Company, and the performance restricted shares granted on April 21, 1997 shall remain subject to the same terms and conditions as were applicable immediately prior to the execution of this Agreement. As of the Effective Date, Mr. Evans shall be granted 100,000 shares of Crane Common Stock (the "Restricted Stock") under the Crane Co. Restricted Stock Award Plan or other applicable stock incentive plan (the "Restricted Stock Plan"). The Restricted Stock shall be subject to transfer and forfeiture restrictions that shall lapse with respect to 50,000 shares on each of the second and third anniversaries of the date of grant. All of the terms and conditions of the Restricted Stock shall be governed by and set forth in a written restricted stock agreement containing such terms and conditions, consistent with this Agreement and the Restricted Stock Plan, as are customary for such grants by the Company.

      (f) Stock Options. Appendix C hereto lists the stock options presently held by Mr. Evans. As of the Effective Date, such stock options shall be deemed fully vested and exercisable. In addition, as of the Effective Date, Mr. Evans shall be granted non-qualified stock options to purchase 250,000 shares of Crane Common Stock. The exercise price per share of each such stock option shall be equal to the fair market value per share of the Common Stock on the date of grant of such option. For this purpose, the "fair market value" shall be determined by the average of the high and low prices of the Common Stock on the New York Stock Exchange on the ten consecutive trading days ending on the date of grant. Each option shall vest and become exercisable 50% one year after the grant date, 75% two years after the grant date and 100% three years after the grant date, and shall remain outstanding unless exercised for a term of 10 years notwithstanding any earlier termination of employment by Mr. Evans. All of the terms and conditions of each such option shall be governed by and set forth in a written stock option agreement containing such terms and conditions, consistent with this Agreement and the applicable stock option plan, as are customary for such grants by the Company.

      (g)  Employee Benefits and Perquisites.

            (1) Mr. Evans and, as applicable, his family, shall have the right to participate in any employee benefit plans or other fringe benefit programs or perquisite arrangements maintained by the Company for its officers and/or other key management employees or as a part of the Company's regular compensation structure for its employees, including plans (to the extent offered) providing group hospitalization, medical, dental, accidental death and disability and long-term disability income replacement insurance benefits.

            (2) Upon the termination of the group benefits described in Section 4(g)(1) at the end of the Term or as otherwise provided under this Agreement, Mr. Evans and, as applicable, his family shall be entitled to any group medical and/or life insurance coverage or other benefits offered to Company retirees (and their families) with similar years of service or any other applicable qualifications, including, but not limited to, retirees who, upon retirement, are eligible to receive an immediate retirement benefit under the Crane Co. Pension Plan for Non-Bargaining Employees.

     (h) Office, Assistance and Technical Support. The Company shall provide Mr. Evans with an office and an office assistant at the Company's business headquarters. Additionally, the Company will provide Mr. Evans with appropriate technical support for Mr. Evans' office outside of the Company's headquarters.

     (i) Company Airplane. Mr. Evans shall be authorized to use the Company's airplane for both business and personal use. The use of the Company's airplane by Mr. Evans shall be subject to the approval of the Chief Executive Officer of the Company, such approval not to be unreasonably withheld.

5.    Death During Employment.

      (a) If Mr. Evans dies during the Term, the Company shall pay to the estate of Mr. Evans the base salary to which he would otherwise be entitled in accordance with Section 4(a) above for a period equal to the lesser of (i) twelve (12) months from the date of death or (ii) the balance of the Term. This Agreement shall thereupon terminate, and the Company shall have no further obligation to the estate of Mr. Evans under the terms of this Agreement other than for compensation and benefits earned through the date of death.

      (b) If Mr. Evans dies while payments are being made pursuant to Sections 8, 9 or 10, the balance of payments that would have been made to Mr. Evans shall be paid to his designated beneficiary (or, if Mr. Evans has not designated a beneficiary, to his estate) in the same amounts and at the same times as would have been paid to Mr. Evans had he lived.

Exhibit 10. (a)

6. Permanent Disability During Employment. If Mr. Evans becomes permanently disabled during the term of this Agreement, the Company shall pay to Mr. Evans the base salary to which he would otherwise be entitled in accordance with
Section 4(a) above to the end of the month in which such permanent disability occurs and thereafter Mr. Evans shall continue to receive such base salary, minus any payments provided by the Company's benefit plans and by any government sponsored program, for a period equal to the lesser of (i) twenty-four (24) months or (ii) the balance of the Term. This Agreement shall thereupon terminate and the Company shall have no further obligation to Mr. Evans except as may be provided under the Company's short-term and long-term disability plans during the term of such disability. Permanent disability for purposes of this Agreement shall mean a physical or mental condition of Mr. Evans that renders Mr. Evans incapable of performing the essential duties of his job and which condition shall be medically determined to be of permanent duration as the same is construed under the Company's disability plans.

7. Termination of Employment for Cause. The Company may terminate Mr. Evans' employment at any time "for cause." The term "for cause" shall mean (i) a material default or other breach by Mr. Evans of his obligations under this Agreement or (ii) fraud, dishonesty, misappropriation of the Company's assets, or conviction of a felony. Upon the occurrence of (i) above, the Company shall be entitled to terminate the employment relationship hereunder upon thirty (30) days prior written notice to Mr. Evans, which notice shall state the reason for such termination and shall provide Mr. Evans an opportunity to remedy or cure such cause during such period. If such cause is not remedied or cured during such period, the Company may terminate Mr. Evans' employment immediately. In the event of a termination for cause, the Company shall have no obligation or liability to Mr. Evans under this Agreement except for the compensation and benefits earned through the date of termination.

8.    Termination of Employment Without Cause.

      (a) If the Company terminates this Agreement for any reason other than for cause, as specified in Section 7 above, Mr. Evans shall be entitled to receive in a lump sum payment within thirty (30) days of the date of termination an amount equal to his then current monthly base salary in accordance with Section 4(a) above times the number of full and partial months then remaining in the Term. Mr. Evans shall not be obligated in any way to mitigate the Company's obligations to him under this Section 8 and any amounts earned by Mr. Evans subsequent to his termination of employment shall not serve as an offset to the severance payments due him by the Company under this Section.

      (b) If Mr. Evans is terminated without cause, to the extent permitted by law, he shall be permitted to continue to participate for the balance of the Term in any and all of the medical, disability, life insurance, and other benefits in which he was participating at the time of termination.

      (c) Payments and benefits under this Section 8 are in addition to and not in lieu of any benefits under the other benefit programs of the Company. The Company shall thereafter have no other obligation or liability to Mr. Evans under this Agreement.

9.    Termination of Employment For Good Reason.

     (a) Mr. Evans may terminate his employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean the occurrence of any of the following events:
     (i) a material diminution in the scope of Mr. Evans' assigned duties and responsibilities or the assignment of duties or responsibilities that are inconsistent with the Mr. Evans' status in the Company;

     (ii) a reduction by the Company in Mr. Evans's base salary;

     (iii) a material reduction in any benefits set forth in Section 4 other than due to an across-the-board reduction applicable to all similarly situated employees;

     (iv) the Company's requirement that Mr. Evans be based anywhere other than the Company's executive offices in Stamford, Connecticut; or

     (v) the failure of a successor to the Company to assume in writing the obligations of the Company under this Agreement upon becoming a successor of the Company.

Exhibit 10. (a)

      (b) If Mr. Evans shall terminate his employment for Good Reason, he shall be entitled to receive in a lump sum payment within thirty (30) days of the date of termination an amount equal to his then current monthly base salary in accordance with Section 4(a) times the number of full and partial months then remaining in the Term. Mr. Evans shall not be obligated in any way to mitigate the Company's obligations to him under this Section 9 and any amounts earned by Mr. Evans subsequent to his termination of employment shall not serve as an offset to the severance payments due him by the Company under this Section.

      (c) If Mr. Evans shall terminate his employment for Good Reason, to the extent permitted by law, he shall be permitted to continue to participate for the balance of the Term in any and all of the medical, disability, life insurance, and other benefits in which he was participating at the time of termination.

      (d) Payments and benefits under this Section 9 are in addition to and not in lieu of any benefits under the other benefit programs of the Company. The Company shall thereafter have no other obligation or liability to Mr. Evans under this Agreement.

10.   Change in Control.

      (a) This Section 10 shall be applicable only upon the occurrence of a Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean the occurrence of any of the following:

            (i) the acquisition, other than from the Company, by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, but excluding, for this purpose, any such acquisition by the Company or any of its subsidiaries, or any employee benefit plan (or related trust) of the Company or its subsidiaries, or the Crane Fund, a charitable trust under the laws of the State of Illinois, or any corporation with respect to which, following such acquisition, more than 50% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by substantially the same individuals and entities who were the beneficial owners, respectively, of the common stock and voting securities of the Company immediately prior to such acquisition in substantially the same proportion as their ownership, immediately prior to such acquisition, of the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, as the case may be; or

            (ii) individuals who, as of the date hereof, constitute the Board (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

            (iii) approval by the stockholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which substantially the same individuals and entities who were the respective beneficial owners of the common stock and voting securities of the Company immediately prior to such reorganization, merger or consolidation do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation, or a complete liquidation or dissolution of the Company or of the sale or other disposition of all or substantially all of the assets of the Company.

      (b) If a Change of Control occurs and Mr. Evans resigns from his position as Chairman of the Board, he shall be entitled to receive in a lump sum payment within thirty (30) days of the date of such Change of Control an amount equal to his then current monthly base salary in accordance with Section 4(a) above times thirty-six (36). Mr. Evans shall not be obligated in any way to mitigate the Company's obligations to him under this Section 10 and any amounts earned by Mr. Evans subsequent to his termination of employment shall not serve as an offset to the severance payments due him by the Company under this Section.

Exhibit 10. (a)

      (c) If a Change of Control occurs, to the extent permitted by law, Mr. Evans shall be permitted to continue to participate for the balance of the Term in any and all of the medical, disability, life insurance, and other benefits in which he was participating at the time of termination.

      (d) Payments and benefits under this Section 10 are in addition to and not in lieu of any benefits under the other benefit programs of the Company. The Company shall thereafter have no other obligation or liability to Mr. Evans under this Agreement.

11. Non-Waiver of Rights. The failure to enforce at any time the provisions of this Agreement or to require at any time performance by the other party of any of the provisions hereof shall in no way be construed to be a waiver of such provisions or to affect either the validity of this Agreement or any part hereof, or the right of either party to enforce each and every provision in accordance with its terms. No waiver by either party hereto of any breach by the other party hereto of any provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions at that time or at any prior or subsequent time.

12. Notices. Every notice relating to this Agreement shall be in writing and shall be given by personal delivery by registered or certified mail, or by Federal Express postage prepaid, return receipt requested; to:

            If to the Company:

            Crane Co.
            100 First Stamford Place
            Stamford, CT 06902
            Attention: Corporate Secretary

            If to Mr. Evans:

            Robert S. Evans
            114 Glenwood Drive
            Greenwich, CT 06830

      Either of the parties hereto may change their address for purposes of notice hereunder by giving notice in writing to such other party pursuant to this Section 12.

13. Tax Withholding. The payments to Mr. Evans under this Agreement shall be subject to all applicable tax withholdings.

14. Binding Effect/Assignment. This Agreement is personal to Mr. Evans and without the prior written consent of the Company shall not be assignable by Mr. Evans. This Agreement shall inure to the benefit of and be enforceable by Mr. Evans' legal representatives.

15. Entire Agreement. This Agreement sets forth the entire understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, written or oral, between them as to such subject matter. Notwithstanding the foregoing, the Indemnification Agreement between Mr. Evans and the Company, dated as of January 22, 1996, and the stock option and restricted stock agreements evidencing the option and restricted stock awards described in Appendix A, Appendix B and Appendix C hereto (other than the restricted stock award dated May 6, 1996) shall remain in full force and effect in accordance with their respective terms, but the Employment/Severance Agreement between Mr. Evans and the Company, dated as of March 1, 1995, shall be deemed terminated in its entirety upon execution of this Agreement.

16. Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

17. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Delaware, without reference to principles of conflict of laws.

Exhibit 10. (a)

18. Legal Fees. The parties hereto agree that the non-prevailing party in any dispute, claim, action or proceeding between the parties hereto arising out of or relating to the terms and conditions of this Agreement or any provision thereof (a "Dispute"), shall reimburse the prevailing party for reasonable attorney's fees and expenses incurred by the prevailing party in connection with such Dispute; provided, however, that Mr. Evans shall only be required to reimburse the Company for its fees and expenses incurred in connection with a Dispute, if Mr. Evans' position in such Dispute was found by the court, arbitrator or other person or entity presiding over such Dispute to be frivolous or advanced not in good faith.

19. Modifications. Neither this Agreement nor any provision hereof may be modified, altered, amended or waived except by an instrument in writing duly signed by the party to be charged.

20. Tense and Headings. Whenever any words used herein are in the singular form, they shall be construed as though they were also used in the plural form in all cases where they would so apply. The headings contained herein are solely for the purposes of reference, are not part of this Agreement and shall not in any way affect the meaning or interpretation of this Agreement.

21. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same instrument.

Exhibit 10. (a)

            IN WITNESS WHEREOF, the Company has caused this Agreement to be executed by authority of its Board of Directors, and Mr. Evans has hereunto set his hand, on the day and year first above written.

                                    CRANE CO.

                                    By:
                                         -------------------------------

                                    Title
                                           -----------------------------------






                                          Robert S. Evans

Exhibit 10. (a)

Appendix A


Retirement-Based Restricted Shares
held by R. S. Evans


      Award Date                          Current Outstanding Shares

      May 8, 1995                               254,003
      May 6, 1996                                43,523
      April 21, 1997                             21,088
      April 20, 1998                             12,764
      May 26, 2000                              165,850

Exhibit 10. (a)

Appendix B


Performance-Based Restricted Shares
held by R. S. Evans


      Award Date                          Current Outstanding Shares

      May 6, 1996                                 95,132
      April 21, 1997                              79,277

Exhibit 10. (a)

Appendix C


Non-Qualified Stock Options
held by R. S. Evans


Grant Date        Total Shares      Exercisable*      Option Price

May 8, 1995           73,188           73,188            $14.12
May 6, 1996           73,188           73,188            $16.96
April 21, 1997        97,584           97,584            $20.71
April 20, 1998       260,225          195,168            $33.54
April 5, 1999        216,854          108,427            $21.96
January 24, 2000     175,000             -               $19.86


* All options vest 50% after one year, 75% after two years and 100% after three years.

Exhibit 10. (b)
                                    CRANE CO.
                            2001 STOCK INCENTIVE PLAN

1. Purpose and Adoption of the Plan

The purpose of the Crane Co. 2001 Stock Incentive Plan (as the same may be amended from time to time, the "Plan") is (i) to attract and retain key employees of Crane Co. (the "Company"), and its Subsidiaries (as defined below) who are and will be contributing to the success of the business; (ii) to motivate and reward key employees who have made significant contributions to the success of the Company and encourage them to continue to give their best efforts to its future success; (iii) to provide competitive incentive compensation opportunities; and (iv) to further opportunities for stock ownership by such key employees in order to increase their proprietary interest in the Company and their personal interest in its continued success.

The Plan has been approved by the Board of Directors of the Company (the "Board") and shall become effective upon approval by the stockholders of the Company (the "Effective Date"). The Plan shall remain in effect until terminated by action of the Board; provided, however, that no Incentive Stock Option (as defined below) may be granted hereunder after the tenth anniversary of the Effective Date.

2. Definitions

For the purposes of this Plan, capitalized terms shall have the following meanings:

(a) "Award" means any grant to a Participant of one or a combination of Non-Qualified Stock Options or Incentive Stock Options described in Section 6 and Restricted Shares described in Section 8.

(b) "Award Agreement" means a written agreement between the Company and a Participant or a written notice from the Company to a Participant specifically setting forth the terms and conditions of an Award granted under the Plan.

(c) "Beneficiary" means an individual, trust or estate who or which, by a written designation of the Participant filed with the Company or by operation of law, succeeds to the rights and obligations of the Participant under the Plan and an Award Agreement upon the Participant's death.

(d) "Board" shall have the meaning given to such term in Section 1.

(e) "Change in Control" means the first to occur of the following events after the Effective Date: (i) the first purchase of shares pursuant to a tender offer or exchange offer (other than a tender offer or exchange offer by the Company) for all or part of the Company's Common Stock or any securities convertible into such Common Stock; (ii) the receipt by the Company of a Schedule 13D or other advice indicating that a person is the "beneficial owner" (as that term is defined in Rule 13d-3 under the Exchange Act) of 20% or more of the Company's Common Stock calculated as provided in paragraph (d) of said Rule 13d-3; (iii) the date of approval by the stockholders of the Company of an agreement providing for any Merger of the Company in which the Company will not be the continuing or surviving corporation or pursuant to which shares of Common Stock of the Company would be converted into cash, securities or other property, other than a Merger of the Company in which the holders of Common Stock of the Company immediately prior to the Merger would have the same proportion of ownership of common stock of the surviving corporation immediately after the Merger; (iv) the date of the approval by the stockholders of the Company of any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all the assets of the Company; (v) the adoption of any plan or proposal for the liquidation (but not a partial liquidation) or dissolution of the Company; or (vi) the date upon which the individuals who constitute the Board as of the Effective Date (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to such date whose election, or nomination for election by the Company's stockholders, was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall, for purposes of this Plan, be considered as though such person were a member of the Incumbent Board.

(f) "Code" means the Internal Revenue Code of 1986, as amended. References to a section of the Code include that section and any comparable section or sections of any future legislation that amends, supplements or supersedes said section.

Exhibit 10. (b)

(g) "Committee" means the Organization and Compensation Committee of the Board or such other committee composed of at least three members of the Board as may be designated by the Board from time to time.

(h) "Company" shall have the meaning given to such term in Section 1.

(i)"Common Stock" means Common Stock, par value $1.00 per share, of the Company.

(j) "Date of Grant" means the date as of which the Committee grants an Award. If the Committee contemplates an immediate grant to a Participant, the Date of Grant shall be the date of the Committee's action. If the Committee contemplates a date on which the grant is to be made other than the date of the Committee's action, the Date of Grant shall be the date so contemplated and set forth in or determinable from the records of action of the Committee; provided, however, that the Date of Grant shall not precede the date of the Committee's action.

(k) "Effective Date" shall have the meaning given to such term in Section 1.

(l) "Exchange Act" means the Securities Exchange Act of 1934, as amended.

(m) "Fair Market Value" means, as of any applicable date, for all purposes in this Plan, the average of the high and low sales prices of the Common Stock on the New York Stock Exchange-Composite Transactions Tape on the ten (10) consecutive trading days ending on that day, or if no sale of stock has been recorded on such day, then on the next preceding day on which a sale was so made. In the event the Common Stock is not admitted to trade on a securities exchange, the Fair Market Value as of any given date shall be as determined in good faith by the Committee.

(n) "Incentive Stock Option" means a stock option within the meaning of Section 422 of the Code.

(o) "Merger" means any merger, reorganization, consolidation, share exchange, transfer of assets or other transaction having similar effect involving the Company.

(p) "Non-Qualified Stock Option" means a stock option which is not an Incentive Stock Option.

(q) "Options" means all Non-Qualified Stock Options and Incentive Stock Options granted at any time under the Plan.

(r) "Participant" means a person designated to receive an Award under the Plan in accordance with Section 5.

(s) "Permanent Disability" means a physical or mental disability or infirmity that prevents the performance of a Participant's services for the Company and its Subsidiaries lasting (or likely to last, based on competent medical evidence presented to the Committee) for a period of six months or longer. The Committee's reasoned and good faith judgment of Permanent Disability shall be final and shall be based on such competent medical evidence as shall be presented to it by such Participant or by any physician or group of physicians or other competent medical expert employed by the Participant or the Company to advise the Committee.

(t) "Plan" shall have the meaning given to such term in Section 1.

(u) "Purchase Price," with respect to Options, shall have the meaning set forth in Section 6(a).

(v) "Restricted Shares" means Common Stock subject to restrictions imposed in connection with Awards granted under Section 8.

(w) "Retirement" means a Participant's retirement at or after age 65.

(x) "Subsidiary" means a subsidiary of the Company within the meaning of Section 424(f) of the Code.

Exhibit 10. (b)

3. Administration

(a) This Plan shall be administered by the Committee; provided, however, if any member of the Committee does not meet the qualifications for an "outside director" established from time to time by Section 162(m) of the Code, and any proposed or future regulations thereunder, or the qualifications for a "non-employee director" established from time to time by rules or regulations of the Securities and Exchange Commission under Section 16 of the Exchange Act, the remaining members of the Committee (but not less than two) shall administer the Plan. The Committee shall have the sole discretionary authority to interpret the Plan, to establish and modify administrative rules for the Plan, to impose such conditions and restrictions on Awards as it determines appropriate, and to take such steps in connection with the Plan and Awards granted hereunder as it may deem necessary or advisable. No member of the Committee shall be eligible to participate in, and no person shall become a member of the Committee if within one year prior thereto he or she shall have been eligible to participate in this Plan or any other plan of the Company or its Subsidiaries (other than the Crane Co. 2000 Non-Employee Director Stock Compensation Plan) entitling the participants therein to acquire stock, stock options, stock appreciation rights or restricted stock of the Company or its Subsidiaries. Decisions of the Committee in connection with the administration of the Plan shall be final, conclusive and binding upon all parties, including the Company, its stockholders and the Participants.

(b) The Committee may employ attorneys, consultants, accountants or other persons and the Committee and the Company and its officers and directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All usual and reasonable expenses of the Committee shall be paid by the Company. No Committee member shall receive compensation with respect to his or her services for the Committee except as may be authorized by the Board. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all employees who have received awards, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretations taken or made in good faith with respect to this Plan or Awards made hereunder, and all members of the Committee shall be fully indemnified and protected by the Company in respect of any such action, determination or interpretation.

4. Shares

(a) The total number of shares of Common Stock authorized to be issued under the Plan shall not exceed 3,000,000 shares; provided that no more than 500,000 shares of Common Stock shall be issued as Restricted Shares. The number of shares available for issuance under the Plan shall be subject to adjustment in accordance with Section 9. The shares to be offered under the Plan shall be authorized and unissued shares of Common Stock, or issued shares of Common Stock which will have been reacquired by the Company, including shares purchased in the open market.

(b) Subject to the provisions of Section 6(d), any shares subject to an Option granted under this Plan or any predecessor stock option plan of the Company that expires or is terminated for any reason without having been exercised in full, shares of Common Stock forfeited as provided in Section 8(h) and shares of Common Stock subject to any Award under this Plan or any predecessor stock option or restricted stock plan of the Company that are otherwise surrendered by a Participant or terminated shall continue to be available for future grants under this Plan. If any shares of Common Stock are withheld from those otherwise issuable or are tendered to the Company, by attestation or otherwise, in connection with the exercise of an Option, only the net number of shares of Common Stock issued as a result of such exercise shall be deemed delivered for purposes of determining the maximum number of shares available for delivery under the Plan.

5. Participation

Participants in the Plan shall be such key employees of the Company and its Subsidiaries as the Committee, in its sole discretion, may designate from time to time. For purposes of the Plan, "key employees" shall mean officers as well as other employees (including officers and other employees who are also directors of the Company or any Subsidiary) designated by the Committee in its discretion upon the recommendation of management, but shall not include any employee who, assuming the full exercise of such Option, would own more than 10% of the combined voting power of all classes of stock of the Company or any Subsidiary. Subject to adjustment in accordance with Section 9, the maximum number of shares for which Awards may be granted under this Plan to any single individual in any calendar year shall not exceed 400,000 shares of Common Stock. Options under the Plan may be Incentive Stock Options within the meaning of
Section 422 of the Code or Non-Qualified Stock Options. Awards granted hereunder shall be evidenced by Award Agreements in such form as the Committee shall approve, which Agreements shall comply with and be subject to the terms and conditions of this Plan.

Exhibit 10. (b)

6. Grant and Exercise of Stock Options

(a) The purchase price of each share of Common Stock upon exercise of any Options granted under the Plan shall not be less than 100% of the Fair Market Value of the Common Stock on the Date of Grant (the "Purchase Price").

(b) Each Option granted under this Plan shall be exercisable in whole or in part (in lots of ten shares or any multiple thereof) from time to time beginning from the Date of Grant, subject to the provision that an Option may not be exercised by the Participant, except as provided in Section 7, (i) more than 90 days after the termination of the Participant's employment by the Company or a Subsidiary or more than 10 years from the Date of Grant, whichever period is shorter, or
(ii) prior to the expiration of one year from the Date of Grant; provided further, that, unless otherwise determined by the Committee, the Option may not be exercised in excess of 50% of the total shares subject to such Option during the second year after the Date of Grant, 75% during the third year, and 100% thereafter.

(c) The Purchase Price of the shares purchased upon the exercise of an Option shall be paid in full at the time of exercise in cash or, in whole or in part, by tendering (either actually or by attestation) shares of Common Stock. The value of each share of Common Stock delivered in payment of all or part of the Purchase Price upon the exercise of an Option shall be the Fair Market Value of the Common Stock on the date the Option is exercised. Exercise of Options shall also be permitted, if approved by the Committee, in accordance with a cashless exercise program under which, if so instructed by a Participant, shares of Common Stock may be issued directly to the Participant's broker or dealer upon receipt of an irrevocable written notice of exercise from the Participant.

(d) The Committee, upon such terms and conditions as it shall deem appropriate, may (but shall not be obligated to) authorize on behalf of the Company the acceptance of the surrender of the right to exercise an Option or a portion thereof (but only to the extent and in the amounts that such Option shall then be exercisable) and the payment by the Company therefor of an amount equal to the excess of the Fair Market Value on the date of surrender of the shares of Common Stock covered by such Option or portion thereof over the aggregate option price of such shares. Such payment shall be made in shares of Common Stock (valued at such Fair Market Value) or in cash, or partly in cash and partly in shares of Common Stock, as the Committee shall determine. The shares of Common Stock covered by any Option or portion thereof, as to which the right to exercise shall have been so surrendered, shall not again be available for the purposes of this Plan.

(e) Each Option granted under this Plan shall not be transferable by the Participant otherwise than by will or the laws of descent and distribution, and shall be exercisable, during the Participant's lifetime, only by the Participant. Notwithstanding the foregoing, Non-Qualified Stock Options may be transferable, without payment of consideration, to immediate family members of the Participant or to trusts or partnerships for the benefit of such family members.

(f) No Participant may be granted Incentive Stock Options under the Plan (or any other plans of the Company and its Subsidiaries) that would result in shares with an aggregate Fair Market Value (measured on the Date of Grant) of more than $100,000 first becoming exercisable in any one calendar year.

(g) The Company shall have the right to require a Participant to pay to the Company the cash amount of any taxes which the Company is required to withhold upon the exercise of an Option granted hereunder, provided that anything contained herein to the contrary notwithstanding, the Committee may, in accordance with such rules as it may adopt, accept shares of Common Stock received in connection with the exercise of the Option being taxed or otherwise previously acquired in satisfaction of any withholding requirements or up to the entire tax liability arising from the exercise of such Option.

(h) The Committee, in its sole discretion, shall have the right (but shall not in any case be obligated), exercisable at any time after the Date of Grant, to permit the exercise of any Option prior to the time such Option would otherwise become exercisable under the terms of the Award Agreement.

Exhibit 10. (b)

(i) The Committee shall have the authority to specify, either at the Date of Grant of an Option or at a later date, that upon exercise of all or a portion of that Option (the "Original Option") a reload stock option ("Reload Option") shall be granted under specified conditions. A Reload Option shall entitle the Participant to purchase a number of shares equal to the shares delivered in payment of all or part of the Purchase Price of the Original Option pursuant to
Section 6(c) plus the shares delivered or withheld to satisfy the tax liability associated with such exercise pursuant to Section 6(g). The specific terms and conditions applicable for Reload Options shall be determined by the Committee and shall be set forth in rules adopted by the Committee or in agreements or other documentation evidencing such Reload Options; provided, however, that (i) the exercise price of the Reload Option shall be the Fair Market Value of the Common Stock at the Date of Grant, (ii) the Reload Option shall not be exercisable, except as provided in Section 7, earlier than six months after its Date of Grant, and (iii) the expiration date of the Reload Option shall not be later than the expiration date of the Original Option. 7. Exercise of Options Upon Termination of Employment

(a) If a Participant shall retire or shall cease to be employed by the Company or by a Subsidiary by reason of Permanent Disability or after a Change in Control, all Options theretofore granted to such Participant, whether or not previously exercisable, may be exercised in whole or in part, and/or the Committee may authorize the acceptance of the surrender of the right to exercise such Options or any portion thereof as provided in Section 6(d), at any time within 90 days after such Retirement, termination by reason of Permanent Disability, or termination after a Change in Control, but not after the expiration of the term of the Option.

(b) If a Participant shall die while employed by the Company or by a Subsidiary or within 90 days of the cessation or termination of such employment under circumstances described in Section 7(a), all Options theretofore granted to such Participant, whether or not previously exercisable, may be exercised in whole or in part, and/or the Committee may authorize the acceptance of the surrender of the right to exercise such Options or any portion thereof as provided in Section 6(d), by the estate of such Participant (or by a person who shall have acquired the right to exercise such Option by bequest or inheritance), at any time within one year after the death of such Participant but not after the expiration of the term of the Option.

(c) If a Participant's employment is terminated for any reason other than death, disability or retirement or after a Change in Control, such Participant may exercise any Option in whole or in part, at any time within 90 days after such termination of employment, but only to the extent such Option is exercisable at the date of termination in accordance with Section 6(b). In no event may any Option be exercised after the expiration of the term of the Option.

8. Grant of Restricted Shares

(a) The Committee may grant to any Participant an Award of such number of shares of Common Stock on such terms, conditions and restrictions, whether based on performance standards, periods of service, retention by the Participant of ownership of specified shares of Common Stock or other criteria, as the Committee shall establish. With respect to performance-based Awards of Restricted Shares intended to qualify for deductibility under the "performance-based" compensation exception contained in Section 162(m) of the Code, performance targets will include specified levels of one or more of the following (in absolute terms or relative to one or more other companies or indices): revenues, free cash flow, return on assets, operating income, return on investment, economic value added, return on stockholders' equity, stock price appreciation, total share return, earnings before interest, taxes, depreciation and amortization, earnings per share and/or growth in earnings per share. The terms of any Restricted Share Award granted under this Plan shall be set forth in an Award Agreement which shall contain provisions determined by the Committee and not inconsistent with this Plan.

(b) As soon as practicable after the Date of Grant of a Restricted Share Award by the Committee, the Company shall cause to be transferred on the books of the Company or its agent, shares of Common Stock, registered on behalf of the Participant, evidencing the Restricted Shares covered by the Award, subject to forfeiture to the Company as of the Date of Grant if an Award Agreement with respect to the Restricted Shares covered by the Award is not duly executed by the Participant and timely returned to the Company. All shares of Common Stock covered by Awards under this Section 8 shall be subject to the restrictions, terms and conditions contained in the Plan and the applicable Award Agreements entered into by the appropriate Participants. Until the lapse or release of all restrictions applicable to an Award of Restricted Shares the share certificates representing such Restricted Shares may be held in custody by the Company, its designee, or, if the certificates bear a restrictive legend, by the Participant. Upon the lapse or release of all restrictions with respect to an Award as described in Section 8(e), one or more share certificates, registered in the name of the Participant, for an appropriate number of shares as provided in
Section 8(e), free of any restrictions set forth in the Plan and the related Award Agreement shall be delivered to the Participant.

Exhibit 10. (b)

(c) Beginning on the Date of Grant of a Restricted Share Award and subject to execution of the related Award Agreement as provided in Section 8(b), and except as otherwise provided in such Award Agreement, the Participant shall become a stockholder of the Company with respect to all shares subject to the Award Agreement and shall have all of the rights of a stockholder, including, but not limited to, the right to vote such shares and the right to receive dividends; provided, however, that any shares of Common Stock or other securities distributed as a dividend or otherwise with respect to any Restricted Shares as to which the restrictions have not yet lapsed, shall be subject to the same restrictions as such Restricted Shares and held or restricted as provided in
Section 8(b).

(d) None of the Restricted Shares may be assigned or transferred (other than by will or the laws of descent and distribution or to an inter vivos trust with respect to which the Participant is treated as the owner under Sections 671 through 677 of the Code), pledged or sold prior to the lapse of the restrictions applicable thereto.

(e) Upon expiration or earlier termination of the forfeiture period without a forfeiture and the satisfaction of or release from any other conditions prescribed by the Committee, or at such earlier time as provided under the provisions of Section 8(i), the restrictions applicable to the Restricted Shares shall lapse. As promptly as administratively feasible thereafter, subject to the requirements of Section 8(k), the Company shall deliver to the Participant or, in case of the Participant's death, to the Participant's Beneficiary, one or more share certificates for the appropriate number of shares of Common Stock, free of all such restrictions, except for any restrictions that may be imposed by law.

(f) A Participant's Restricted Share Award shall not be contingent on any payment by or consideration from the Participant other than the rendering of services.

(g) The Committee will have the discretion, as to any Restricted Share Award, to award a separate cash amount, payable to the Participant at the time when the forfeiture restrictions on the Restricted Shares lapse or at such earlier time as the Participant may elect to be taxed with respect to such Restricted Shares equal to (i) the federal income tax and the Section 4999 golden parachute excise tax, if any, payable with respect to the lapse of such restrictions or with respect to such election, divided by (ii) one (1) minus the total effective federal income and excise tax rate applicable as a result of the lapse of such restrictions or a result of such election.

(h) Subject to Sections 8(i) and 8(j), Restricted Shares shall be forfeited and returned to the Company and all rights of the Participant with respect to such Restricted Shares shall terminate unless the Participant continues in the service of the Company or a Subsidiary until the expiration of the forfeiture period for such Restricted Shares and satisfies any and all other conditions set forth in the Award Agreement. The Committee shall determine the forfeiture period (which may, but need not, lapse in installments) and any other terms and conditions applicable with respect to any Restricted Share Award.

(i) Notwithstanding anything contained in this Section 8 to the contrary, the Committee may, in its sole discretion, waive the forfeiture period and any other conditions set forth in any Award Agreement under appropriate circumstances (including the death, disability or Retirement of the Participant or a material change in circumstances arising after the date of an Award) and subject to such terms and conditions (including forfeiture of a proportionate number of the Restricted Shares) as the Committee shall deem appropriate.

(j) Unless otherwise provided by the Committee in the applicable Award Agreement, in the event of a Change in Control, all restrictions applicable to the Restricted Share Award shall terminate fully and the Participant shall immediately have the right to the delivery of share certificates for such shares in accordance with Section 8(e).

(k) The Company shall have the right to require a Participant to pay to the Company the cash amount of any taxes which the Company is required to withhold with respect to any amount payable and/or shares issuable under such Participant's Award. The Company may defer payment of cash or issuance of shares upon exercise or vesting of an Award unless indemnified to its satisfaction against any liability for any such tax. The amount of such withholding or tax payment shall be determined by the Committee and shall be payable by the Participant at such time as the Committee determines.

Exhibit 10. (b)

9. Adjustments to Reflect Capital Changes

In the event that there is an increase in the number of issued shares of the Common Stock by reason of any stock dividend, stock split, recapitalization or other similar event, the total number of shares available for Awards under the Plan, the maximum number of shares for which Options may be granted to any single individual in any calendar year and the number of shares remaining subject to purchase under each outstanding Option shall be increased and the Purchase Price per share of such outstanding Options shall be decreased, in proportion to such increase in issued shares. Conversely, in case the issued shares of Common Stock shall be combined into a smaller number of shares, the total number of shares available for Awards under the Plan, the maximum number of shares for which Options may be granted to any single individual in any calendar year and the number of shares remaining subject to purchase under each outstanding Option shall be decreased and the Purchase Price per share of such outstanding Options shall be increased, in proportion to such decrease in issued shares. In the event of any Merger, the Committee may make such adjustment in the shares available for Awards under the Plan, the maximum number of shares for which Options may be granted to any single individual in any calendar year and the shares subject to outstanding Awards and the Purchase Price thereof, if applicable, as the Committee, in its sole discretion, deems appropriate. In the event of an exchange of Common Stock, or other securities of the Company convertible into Common Stock, for the stock or securities of another corporation, the Committee may, in its sole discretion, equitably substitute such new stock or securities for a portion or all of the shares of Common Stock subject to outstanding Awards.

10. Amendment and Termination

This Plan may be amended or terminated at any time by the Board except with respect to any Awards then outstanding, and any Award granted under this Plan may be terminated at any time with the consent of the Participant. The Board may make such changes in and additions to this Plan as it may deem proper and in the best interest of the Company; provided, however, that no such action shall, without the consent of the Participant, materially impair any Award theretofore granted under this Plan; and provided, further, that without the approval of the stockholders of the Company (i) the total number of shares that may be issued under this Plan shall not be increased, and (ii) the minimum Purchase Price shall not be changed. Notwithstanding the foregoing, the Board may amend or revise this Plan to comply with applicable laws or governmental regulations.

11. General Provisions

(a) Each Option granted under this Plan shall be evidenced by a written Award Agreement containing such terms and conditions as the Committee may require, and no person shall have any rights under any Award granted under this Plan unless and until such Award Agreement has been executed and delivered by the Participant and the Company.

(b) In the event of any conflict between the terms of this Plan and any provision of any Award Agreement, the terms of this Plan shall be controlling.

(c) No Participant or other person shall have any claim or right to be granted an Award under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving any Participant any right to be retained in the employ of the Company or any of its Subsidiaries. Unless otherwise agreed by contract, the Company reserves the right to terminate its employment relationship with any person at any time and for any reason.

(d) Income realized as a result of a grant or an exercise of any Award under this Plan shall not be included in the Participant's earnings for the purpose of any benefit plan in which the Participant may be enrolled or for which the Participant may become eligible unless otherwise specifically provided for in such plan.

(e) The obligation of the Company to sell and deliver shares of Common Stock with respect to any Award granted hereunder shall be subject to, as deemed necessary or appropriate by counsel for the Company, (i) all applicable laws, rules and regulations and such approvals by any governmental agencies as may be required, including, without limitation, the effectiveness of a registration statement under the Securities Act of 1933, and (ii) the condition that such shares shall have been duly listed on such stock exchanges as the Common Stock is then listed.

(f) Anything in this Plan to the contrary notwithstanding, it is expressly agreed and understood that if any one or more provisions of this Plan shall be illegal or invalid such illegality or invalidity shall not invalidate this Plan or any other provisions thereof, but this Plan shall be effective in all respects as though the illegal or invalid provisions had not been included.

Exhibit 10. (b)

(g) All determinations made and actions taken pursuant to the Plan shall be governed by the laws of the State of Delaware, other than the conflict of laws provisions thereof, and construed in accordance therewith.