Form 10-Q
period 2001-06-30
CRANE CO /DE/
filed 2001-08-14
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       June 30, 2001

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


                          (203) 363-7300___________________
        (Registrant's telephone number, including area code)


                         (Not Applicable)____________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X           No


The number of shares outstanding of the issuer's classes of common stock, as of July 31, 2001: Common stock, $1.00 Par Value 59,672,364 shares

Part I - Financial Information
Item 1.  Financial Statements

                                                      Crane Co. and Subsidiaries
                                                   Consolidated Statements of Income
                                               (In Thousands, Except Per Share Amounts)
                                                              (Unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                           June 30,
                                                                  2001             2000              2001              2000
Net Sales                                                       $409,034         $387,962          $788,317         $771,757

Operating Costs and Expenses:
  Cost of sales                                                  267,441          251,478           516,395          504,249
  Selling, general and
    administrative                                                72,220           68,174           143,722          137,881
  Depreciation and amortization                                   14,186           13,459            35,678           26,738
                                                                 353,847          333,111           695,795          668,868

Operating Profit                                                  55,187           54,851            92,522          102,889

Other Income (Expense):
  Interest income                                                    118              259               473              776
  Interest expense                                                (5,151)          (5,763)           (9,930)         (11,913)
  Miscellaneous - net                                               (211)           24,235           (1,924)            24,381
                                                                  (5,244)           18,731          (11,381)           13,244

Income Before Taxes                                               49,943           73,582            81,141          116,133

Provision for Income Taxes                                        17,480           25,758            28,399           40,648

Net Income                                                       $32,463          $47,824           $52,742          $75,485



Basic Net Income Per Share:
Net Income                                                          $.54             $.79              $.88            $1.23
Average Basic Shares Outstanding                                  59,611           60,703            59,949           61,262

Diluted Net Income Per Share:
Net Income                                                          $.54             $.78              $.87            $1.22
Average Diluted Shares Outstanding                                60,240           61,341            60,553           61,733

Dividends Per Share                                                 $.10             $.10              $.20             $.20

                                              See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)

                                                                                 (Unaudited)
                                                                                   June 30,                        December 31,
                                                                            2001                 2000                2000
Assets
Current Assets
  Cash and cash equivalents                                              $ 13,151              $ 2,627            $ 10,926

  Accounts receivable                                                     277,703              228,030             209,817

  Inventories:
    Finished goods                                                         90,718               96,893              87,118
    Finished parts and subassemblies                                       58,956               54,789              53,361
    Work in process                                                        36,961               26,808              24,749
    Raw materials                                                          95,578               67,328              71,101
                                                                          282,213              245,818             236,329

  Other Current Assets                                                     42,226               39,758              43,080

    Total Current Assets                                                  615,293              516,233             500,152

Property, Plant and Equipment:
  Cost                                                                    675,675              588,030             589,433
  Less accumulated depreciation                                           408,450              340,118             343,322
                                                                          267,225              247,912             246,111

Other Assets                                                               45,959               35,042              39,116

Intangibles                                                                40,217               41,417              39,599
Cost in excess of net assets acquired                                     400,157              327,875             318,873

                                                                       $1,368,851           $1,168,479          $1,143,851


                                            See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)
                                                                                            (Unaudited)
                                                                                      June 30,                         December 31,
                                                                                 2001                 2000                2000
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt                                         $  325               $  322              $  326
  Loans payable                                                                 8,238               10,329              14,532
  Accounts payable                                                            104,328               93,011              92,249
  Accrued liabilities                                                         134,762              109,848             104,361
  U.S. and foreign taxes on income                                             29,853               35,517              20,509
    Total Current Liabilities                                                 277,506              249,027             231,977

Long-Term Debt                                                                377,065              249,963             213,790

Deferred Income Taxes                                                          28,629               26,450              28,386

Other Liabilities                                                              22,983               25,574              22,746

Accrued Postretirement Benefits                                                28,854               30,851              29,653

Accrued Pension Liability                                                      17,825                8,390              10,536

Preferred Shares, par value $.01                                                    -                    -                   -
   5,000,000 shares authorized

Common Shareholders Equity
  Common stock, par value $1.00                                                72,426               72,426              72,426
   200,000,000 shares authorized,
    72,426,139 shares issued
  Capital surplus                                                             101,144               98,289             101,144
  Retained earnings                                                           763,493              683,969             720,864
  Accumulated other comprehensive loss                                        (39,653)             (28,315)            (31,096)
  Common stock held in treasury                                              (281,421)            (248,145)           (256,575)
    Total Common Shareholders   Equity                                        615,989              578,224             606,763
                                                                           $1,368,851           $1,168,479          $1,143,851

Common Stock Issued                                                            72,426               72,426              72,426
Less Common Stock held in Treasury                                            (12,843)             (11,669)            (12,000)
Common Stock Outstanding                                                       59,583               60,757              60,426

                                            See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                 Consolidated Statements of Cash Flows
                                                            (In Thousands)
                                                              (Unaudited)
                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                               2001              2000
Operating activities:
  Net income                                                                                       $52,742          $75,485
  Gain on sale of investments                                                                     -                 (26,646)
  Depreciation and amortization                                                                     29,546           26,738
  Non-cash special charges  stock based retirement costs                                             6,132                -
  Deferred income taxes                                                                                451              418
  Cash used for operating working capital                                                           (1,374)          (1,344)
  Other                                                                                             (6,076)          (2,670)
Total provided from Operating activities                                                            81,421           71,981
Investing activities:
  Capital expenditures                                                                             (16,968)         (12,785)
  Payments for acquisitions                                                                       (173,888)          (8,500)
  Proceeds from sale of investments                                                                  -               45,556
  Proceeds from disposition of capital assets                                                        5,212              389
Total provided from (used for)Investing activities                                                (185,644)          24,660
Financing activities:
  Equity:
    Dividends paid                                                                                 (11,980)         (12,201)
    Reacquisition of shares-open market                                                            (27,821)         (49,384)
    Reacquisition of shares-stock incentive programs                                                (2,164)          (3,710)
    Stock options exercised                                                                          6,266            8,105
      Net equity                                                                                   (35,699)         (57,190)
  Debt
    Proceeds from issuance of long-term debt                                                       167,040           48,500
    Repayments of long-term debt                                                                   (11,401)         (81,077)
    Net decrease in short-term debt                                                                (14,135)          (7,243)
      Net debt                                                                                     141,504          (39,820)
Total provided from (used for) Financing activities                                                105,805          (97,010)
Effect of exchange rate on cash and cash equivalents                                                   643             (249)
Increase (decrease) in cash and cash equivalents                                                     2,225             (618)
Cash and cash equivalents at beginning of period                                                    10,926            3,245
Cash and cash equivalents at end of period                                                        $ 13,151           $2,627
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                                                           $(18,816)        $(25,085)
    Inventories                                                                                      4,561            9,929
    Other current assets                                                                              (924)          (2,038)
    Accounts payable                                                                                 3,440            7,518
    Accrued liabilities                                                                                511           (9,185)
    U.S. and foreign taxes on income                                                                 9,854           17,517
      Total                                                                                        $(1,374)         $(1,344)
Supplemental disclosure of cash flow information:
  Interest paid                                                                                     $9,931          $11,800
  Income taxes paid                                                                                 18,467           25,764
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

          These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company(s) Annual Report on Form 10-K for the year ended December 31, 2000.

     2. Net Sales, gross profit and operating profit by segment are as follows:

                                               Three Months Ended                  Six Months Ended
                                                    June 30,                           June 30,
                                                 2001              2000             2001              2000
(In Thousands)
Net Sales:
Engineered Materials                            $ 80,864         $ 92,402          $157,585         $189,620
Merchandising                                     54,121           57,148           111,824          113,509
Aerospace                                        104,734           89,652           204,109          171,552
Fluid Handling                                   140,738          116,990           257,124          234,553
Crane Controls                                    29,340           32,638            59,114           64,224
Other                                                  -                -                 -                -
Intersegment Elimination                            (763)            (868)           (1,439)          (1,701)
                Total                           $409,034         $387,962          $788,317         $771,757

Gross Profit:
Engineered Materials                            $ 19,632         $ 22,862          $ 36,530         $ 48,890
Merchandising                                     16,851           19,819            36,550           39,775
Aerospace                                         46,702           42,772            91,096           75,676
Fluid Handling                                    37,501           28,831            65,667           57,842
Crane Controls                                     9,503            9,178            18,860           19,074
Other                                                  -                -                 -                -
Corporate                                           (974)              60              (929)              57
                Total                           $129,215         $123,522          $247,774         $241,314

Operating Profit (Loss):
Engineered Materials                             $11,812          $14,505          $ 20,244         $ 31,482
Merchandising                                      6,362            8,915            15,163           18,567
Aerospace                                         26,881           25,498            51,361           42,214
Fluid Handling                                    12,658            9,446            19,705           17,432
Crane Controls                                     1,092             (474)            1,052             (299)
Other                                                  -                -                 -                -
Corporate                                         (3,618)          (3,039)          (15,003)          (6,507)
                Total                            $55,187          $54,851           $92,522         $102,889

Part I - Financial Information (Cont'd.)

             Notes to Consolidated Financial Statements (Unaudited)


3. Inventories Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $21.8 million at June 30, 2001, $22.3 million at June 30, 2000, and $21.4 million at December 31, 2000.

4. Intangibles Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $27.0 million at June 30, 2001, $23.6 million at June 30, 2000 and $25.4 million at December 31, 2000.

5. Cost in Excess of Net Assets Acquired Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $77.8 million at June 30, 2001, $61.2 million at June 30, 2000 and $69.5 million at December 31, 2000. In February of 2001, Ventech Controls, Inc and Laminated Profiles Ltd. were acquired. In April and June 2001, the Industrial Flow Group of Alfa Laval AB and Xomox valve business, respectively, were acquired.

6. Total comprehensive income for the three-month and six-month period ended June 30, 2001 and 2000 was as follows:

(In thousands)                                                       Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                                        2001            2000            2001            2000
Net Income                                                             $32,463         $47,824         $52,742         $75,485
Foreign currency translation adjustments                                (1,072)         (4,107)         (8,557)         (5,834)
Comprehensive Income                                                   $31,391         $43,717         $44,185         $69,651

Part I - Financial Information (Cont'd.)

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2001

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management(s) expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company(s) Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

Results from Operations
Second Quarter of 2001 Compared to Second Quarter of 2000

     Net income for the second quarter of 2001 was $32.5 million or $.54 per diluted share, compared with $31.6 million or $.52 per diluted share for the second quarter of 2000 ($47.8 million or $.78 per diluted share including non-operating gains). During the second quarter of 2000, non-operating gains of $16.2 million or $.26 per diluted share resulted from the sale of investments.


     Operating profit for the second quarter of 2001 was $55.2 million on sales of $409.0 million compared with $54.9 million on sales of $388.0 million for the second quarter of 2000. Operating profit margins were 13.5% for the second quarter of 2001 compared with 14.1% for the second quarter of 2000.

     Net sales from domestic businesses were 73% of the quarter(s) total net sales in 2001 compared with 79% in the same three-month period of 2000. Operating profit from domestic businesses was 76% and 89% of total operating profit for 2001 and 2000, respectively. Operating profit margins for domestic businesses were 14.0% in 2001 compared with 15.9% in 2000. Operating profit margins for non-US businesses were 12.2% in 2001 versus 7.6% in 2000.

Acquisitions
     On April 1, 2001, the Company acquired for approximately $37 million plus working capital, the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which had annual sales of $77 million in 2000 and which has been immediately accretive to Crane(s) earnings.

     On June 29, 2001, the Company completed the acquisition of the Xomox valve business from Emerson Electric, for a purchase price of $145 million. Xomox, with annual sales of approximately $150 million, is a leading global supplier of sleeved plug valves, quarter-turn valves and actuators under the Tufline and Matryx brand names. Diluted earnings per share relating to the Xomox acquisition are expected to be slightly positive in 2001 and $0.10 per share in 2002.

     Aerospace sales increased $15.1 million or 17% to $104.7 million for the second quarter of 2001 compared with the second quarter of 2000. Operating profit increased $1.4 million or 5% to $26.9 million in the second quarter of 2001 versus $25.5 million in the second quarter of 2000. Operating profit margins were 25.7% in the second quarter of 2001 compared with 28.4% in the second quarter of 2000 as spending increased for research and development on new programs in 2001 at Hydro-Aire and ELDEC. Interpoint was again profitable in the quarter.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2001



     Engineered Materials sales decreased $11.5 million or 12% to $80.9 million for the second quarter of 2001 compared with the second quarter of 2000 primarily due to weak transportation and recreational vehicle markets for Kemlite. Segment operating profit decreased $2.7 million, or 19% to $11.8 million in the second quarter of 2001 versus $14.5 million in the second quarter of 2000. Operating profit margins were 14.6% compared with 15.7% in the second quarter of 2000. Kemlite experienced a sales decline of $6.7 million or 11% to $52.4 million and an operating profit decline of $1.6 million or 15% for the second quarter of 2001 compared with the second quarter of 2000 as truck trailer and recreational vehicle production decreased 53% and 17% respectively, from the second quarter of 2000. Results at Resistoflex were moderately lower than the same prior year quarter due to continued lower shipments to the chemical process industry.

     Merchandising Systems sales decreased $3.0 million or 5% to $54.1 million for the second quarter of 2001 compared with the second quarter of 2000. Segment operating profit decreased $2.5 million or 29% to $6.4 million in the second quarter of 2001 versus $8.9 million in the second quarter of 2000 as strong results at NRI were more than offset by lower results at Crane Merchandising Systems. Operating profit margins were 11.8% in the second quarter of 2001 compared with 15.6% in the second quarter of 2000. Crane Merchandising Systems sales, which declined 13% in the first quarter, were off 23% in the second quarter compared to the prior year and resulted in substantially lower operating profits. NRI(s) sales increased $8.1 million, or 81%, to $18.2 million and operating profit more than doubled due to very strong demand in anticipation of the conversion to the euro in January 2002.

     Fluid Handling sales increased $23.7 million or 20% to $140.7 million for the second quarter of 2001 compared with the second quarter of 2000. Operating profit increased $3.2 million to $12.7 million in the second quarter of 2001 versus $9.5 million in the second quarter of 2000. Operating profit margins were 9.0% in the second quarter of 2001 compared with 8.1% in the second quarter of 2000. Crane(s) valve businesses increased sales by $29.2 million and operating profit by $4.1 million reflecting positive comparisons in Valve Services, the Marine markets and the April 1, 2001 acquisition of Crane Process Flow Technologies. The Valve & Pump short-cycle businesses that are sensitive to the economy had 10-15% declines in sales and reduced operating profits.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended June 30, 2001



     Controls sales decreased $3.3 million or 10% to $29.3 million for the second quarter of 2001 compared with the second quarter of 2000. Operating profit increased $1.6 million to $1.1 million in the second quarter of 2001 versus a loss of $.5 million in the second quarter of 2000 principally as a reflection of a sharp reduction in Ferguson(s) operating loss.



Results from Operations
Six Months Ended June 30,2001 Compared to Six Months Ended June 30,2000

     For the six months ended June 30, 2001, net income (excluding a special charge of $4.0 million or $.07 per diluted share) was $56.7 million or $.94 per diluted share, compared with $59.3 million or $.96 per diluted share for the six months ended June 30, 2000 ($75.5 million or $1.22 per diluted share including non-operating gains). The special charge relates to the retirement of R. S. Evans as the Company(s) Chief Executive Officer and represents stock-based retirement costs that previously were being amortized to an anticipated retirement at age 65.

     During the six months ended June 30, 2000, a minority investment in a telecommunications power supply venture was sold, generating a non-operating gain of $16.2 million or $.26 per diluted share. Operating profit for the six months ended June 30, 2001 was $98.7 million (excluding the special charge) on sales of $788.3 million compared with $102.9 million on sales of $771.8 million in 2000. Operating profit margins for the six months ended June 30, 2001 were 12.5% (excluding the special charge) compared with 13.3% for the six months ended June 30, 2000. Order backlog at June 30, 2001 totaled $525.3 million, an increase of $93.1 million, or 22%, from June 30, 2000 and a $7.9 million decrease from March 31, 2001.

     During the six months ended June 30,2001, the Company recognized a $1.2 million pre-tax loss in miscellaneous income on a euro currency option entered into in connection with the recently completed acquisition of the Industrial Flow Group of Alfa Laval Holding AB. Overall, the Company recognized a $1.4 million pre-tax gain on this option, of which $2.6 million was recognized in the fourth quarter of 2000.


     Net sales from domestic businesses were 75% of the six months total net sales in 2001 compared with 78% in the same six-month period of 2000. Operating profit from domestic businesses was 74% and 88% of total operating profit for 2001 and 2000, respectively. Operating profit margins for domestic businesses were 12.5% in 2001 compared with 16.0% in 2000. Operating profit margins for non-US businesses were 12.7% in 2001 versus 7.3% in 2000.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 2001

     Aerospace sales increased $32.6 million or 19% to $204.1 million for the six months of 2001 compared with the same period of 2000. Operating profit increased $9.1 million or 22% to $51.4 million in the six months of 2001. Operating profit margins were 25.2% for the six months ended June 30, 2001 compared with 24.6% for the six months ended June 30, 2000. All business units improved lead by Hydro-Aire and ELDEC. Order backlog for the segment was $314.8 million at June 30, 2001, an increase of $33.0 million or 12% from June 30, 2000 and $6.0 million from March 31, 2001. Results in the Aerospace segment should remain strong in the second half of the year.

     Engineered Materials sales decreased $32.0 million or 17% to $157.6 million for the six months of 2001 compared with the six months of 2000 primarily due to weak transportation, recreational vehicle and chemical processing markets. Segment operating profit decreased $11.2 million, or 36% to $20.2 million for the six months ended June 30, 2001. Operating profit margins were 12.8% in 2001 compared with 16.6% in 2000 for the six-month period. Kemlite sales declined $19.8 million to $102.5 million and operating profit declined $7.6 million for the six months of 2001 compared with the six months of 2000 as truck trailer and recreational vehicle production continued to decrease compared with the six months ended June 30, 2000. Results at Resistoflex were affected by lower shipments to the chemical process industry of $3.4 million, lowering operating profit by $1.6 million compared to the same six-month period in 2000. Order backlog at June 30, 2001 was $15.5 million, a decrease of $2.9 million or 16% from June 30, 2000, and a $3.1 million decrease from March 31, 2001. Reduced backlog and continued weak transportation and petro-chemical markets are likely to result in second half 2001 operating profits which approximate the lower-than-historical prior year levels.

     Merchandising Systems sales decreased $1.7 million or 1% to $111.8 million for the six months of 2001 compared with the six months of 2000. Segment operating profit decreased $3.4 million or 18% to $15.2 million for the six months ended June 30, 2001 as continued strong results at NRI were more than offset by lower results at Crane Merchandising Systems. Operating profit margins were 13.6% for the six months ended June 30, 2001 compared with 16.4% for the six months ended June 30, 2000. Crane Merchandising Systems sales declined 18% for the six months of 2001 compared with the same prior year period which resulted in an operating profit decline of $10.4 million. NRI(s)sales increased $15.5 million, to $36.3 million and operating profit increased $7.0 million due to the strong demand in anticipation of the conversion to the euro in January 2002. Order backlog at June 30, 2001 was $64.6 million, an increase of $44.4 million from June 30, 2000, and a decrease of $13.2 million from March 31, 2001. The backlog will continue to decrease each quarter as the advanced orders placed at NRI in anticipation of the introduction of the euro in January 2002 are shipped. Operating profit is anticipated to remain at these levels over the second half of the year as continued difficult operating conditions at Crane Merchandising Systems will offset a strong performance at NRI.

     Fluid Handling sales increased $22.6 million or 10% to $257.1 million for the six months of 2001 compared with the six months of 2000. Operating profit increased $2.3 million to $19.7 million for the six months ended June 30, 2001. Operating profit margins were 7.7% for the six months ended June 30, 2001 compared with 7.4% for the six months ended June 30, 2000. Crane(s) valve businesses increased sales by $31.5 million and operating profit by $4.7 million as a result of improved Valve Services market, the Marine markets and the April 1, 2001 acquisition of Crane Process Flow Technologies. Crane Pumps operating profit decreased $1.5 million due to a $5.1 million decrease in sales and increased severance costs for the six months ended June 30, 2001 compared with the same prior year period. Order backlog at June 30, 2001 was $106.8 million, an increase of $22.8 million or 27% from June 30, 2000, and an increase of $5.0 million from March 31, 2001, due to the addition of Crane Process Flow Technologies backlog of $9.7 million. Fluid Handling(s) results should show improvement each quarter over the prior year reflecting strong backlog for projects in the marine, power and oil and gas markets, strict cost disciplines in valves and pumps sold through distribution in the U.S., higher volumes in nuclear valve services and the addition of Crane Process Flow Technologies and Xomox.
                                                              -11-

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                         Six Months Ended June 30, 2001

     Controls sales decreased $5.1 million or 8% to $59.1 million for the six months of 2001 compared with the six months of 2000. Operating profit increased $1.4 million to $1.1 million for the six months ended June 30, 2001 primarily from the sharp reduction in Ferguson(s)operating loss. Order backlog at June 30, 2001 was $23.6 million; a decrease of $4.1 million or 15% from June 30, 2001 and $2.7 million decrease from the March 31, 2001. Controls operating results are expected to remain profitable for the remainder of the year driven by improved performance at Ferguson and Azonix.


Liquidity and Capital Resources

For the six months ended June 30, 2001, the Company generated $81.4 million of cash from operating activities, versus $72.0 million in 2000. Net debt totaled 37.7% of capital at June 30, 2001 compared with 30.8% at June 30, 2000. The current ratio at June 30, 2001 was 2.2 with working capital totaling $337.8 million compared with 2.1 and $267.2 million at June 30, 2000. The Company had unused credit lines of $327.4 million available at June 30, 2001. During the first six months of 2001, the Company paid $27.8 million for the repurchase of
1.05 million shares of Crane common stock at an average price of $26.53 per share and $12.0 million for the payment of dividends. Debt increased by $141.5 million due to the four 2001 acquisitions mentioned below. Average diluted shares outstanding decreased by 1.2 million from the second quarter of 2000 due to the Company(s) share repurchases.

The Company(s) cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $377.1 million in long-term debt outstanding at June 30 2001, $200 million was at fixed rates of interest ranging from 6.75% to 8.50% while $153 million was at a weighted average rate of 3.84% from the revolving credit agreement. At June 30, 2001, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Acquisitions
In the first six months of 2001, the Company acquired Ventech Controls, Inc., Laminated Profiles, Ltd., the Industrial Flow Group of Alfa Laval AB and the Xomox valve business of Emerson Electric. Total consideration paid in connection with these acquisitions was $190 million. All of the acquisitions were accounted for under the purchase method of accounting. Final allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for these acquisitions. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the dates of acquisition. Preliminary estimates of goodwill recorded for these acquisitions aggregated approximately $90 million.

On April 1, 2001, the Company acquired for approximately $37 million plus working capital, the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which had annual sales of $77 million in 2000 and which has been immediately accretive to Crane(s) earnings.

On June 29, 2001, the Company completed the acquisition of the Xomox valve business from Emerson Electric, for a purchase price of $145 million. Xomox, with annual sales of approximately $150 million, is a leading global supplier of sleeved plug valves, quarter-turn valves and actuators under the Tufline and Matryx brand names. Diluted earnings per share relating to the Xomox acquisition are expected to be slightly positive in 2001 and $0.10 per share in 2002.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                             Six Ended June 30, 2001



New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 will not have a significant impact on the Company financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires the discontinuance of goodwill amortization. In addition, the SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.



Part II - Other Information

Item 1.   Legal Proceedings
     Therehave been no material developments in any of the legal proceedings described in the Company(s) Annual Report on Form 10-K for the year ended December 31, 2000.


Item 6. Exhibits and Reports on Form 8-K



     1.) 8-K filed July 12, 2001 regarding acquisition of the Xomox valve business from Emerson Electric Co.

                                                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                          CRANE CO.
                                                         REGISTRANT



Date August 10,2001             By /s/       M. L. Raithel
                                                           M. L. Raithel
                                                    Vice President and Chief
                                                        Financial Officer




Date August 10,2001             By /s/       T. M. Noonan
                                                           T. M. Noonan
                                                    Vice President, Controller
                                                       and Chief Tax Officer