Form 10-Q
period 2001-09-30
CRANE CO /DE/
filed 2001-11-14
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended       September 30, 2001
                              -----------------------------------------

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


                         (203) 363-7300
--------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


                         (Not Applicable)
----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


The number of shares outstanding of the issuer's classes of common stock, as of October 31, 2001:
                Common stock, $1.00 Par Value - 59,666,799 shares

Part I - Financial Information
Item 1.  Financial Statements

                                                      Crane Co. and Subsidiaries
                                                   Consolidated Statements of Income
                                               (In Thousands, Except Per Share Amounts)
                                                              (Unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                                   September 30,                      September 30,
                                                                  2001              2000             2001              2000
                                                                  ----              ----             ----              ----
Net Sales                                                       $426,212         $363,093        $1,214,529       $1,134,850

Operating Costs and Expenses:
  Cost of sales                                                  282,714          245,043           799,109          749,292
  Selling, general and
    Administrative                                                79,306           65,995           223,027          203,876
  Depreciation and amortization                                   17,268           14,375            52,947           41,113
                                                                --------         --------          --------         --------
                                                                 379,288          325,413         1,075,083          994,281

Operating Profit                                                  46,924           37,680           139,446          140,569

Other Income (Expense):
  Interest income                                                    407              276               880            1,052
  Interest expense                                                (5,985)          (5,077)          (15,915)         (16,990)
  Miscellaneous - net                                            (14,598)              55           (16,522)          24,436
                                                                --------         --------          --------         --------
                                                                 (20,176)          (4,746)          (31,557)           8,498

Income Before Taxes                                               26,748           32,934           107,889          149,067

Provision for Income Taxes                                         8,879           11,525            37,278           52,173
                                                                --------         --------          --------         --------

Net Income                                                       $17,869          $21,409           $70,611          $96,894
                                                               =========        =========         =========         ========



Basic Net Income Per Share:
Net Income                                                         $.30             $.35             $1.18            $1.59
                                                                  ======           ======           =======          ======
Average Basic Shares Outstanding                                  59,656           60,674            59,868           61,077

Diluted Net Income Per Share:
Net Income                                                         $.30             $.35             $1.17            $1.57
                                                                  ======           ======           =======          ======
Average Diluted Shares Outstanding                                60,475           61,168           60,306           61,540

Dividends Per Share                                                $.10             $.10              $.30             $.30

                                              See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)
                                                    (Unaudited)


                                                                               September 30,                   December 31,
                                                                          2001                 2000                2000
                                                                          ----                 ----                ----
Assets
Current Assets
  Cash and cash equivalents                                              $ 20,927              $ 2,609            $ 10,926

  Accounts receivable                                                     281,728              224,849             209,817

  Inventories:
    Finished goods                                                         82,742               84,013              87,118
    Finished parts and subassemblies                                       52,064               52,612              53,361
    Work in process                                                        34,755               28,489              24,749
    Raw materials                                                          91,761               69,933              71,101
                                                                         --------             --------            --------
                                                                          263,322              235,047             236,329

  Other Current Assets                                                     59,976               38,827              43,080
                                                                         --------             --------            --------

    Total Current Assets                                                  625,953              501,332             500,152

Property, Plant and Equipment:
  Cost                                                                    635,539              587,688             589,433
  Less accumulated depreciation                                           378,537              343,286             343,322
                                                                        ---------            ---------            --------
                                                                          257,002              244,402             246,111

Other Assets                                                               64,268               37,579              39,116

Intangibles                                                                34,546               40,486              39,599
Cost in excess of net assets acquired                                     398,034              322,593             318,873
                                                                        ---------            ---------            --------

                                                                       $1,379,803           $1,146,392          $1,143,851
                                                                     ============         ============          ==========


                                            See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)
                                                              (Unaudited)


                                                                                   September 30,                   December 31,
                                                                              2001                 2000                2000
                                                                              ----                 ----                ----
Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt                                     $  375               $  328              $  326
  Loans payable                                                             9,376                7,841              14,532
  Accounts payable                                                         99,288               90,059              92,249
  Accrued liabilities                                                     144,310              108,258             104,361
  U.S. and foreign taxes on income                                         36,499               14,924              20,509
                                                                         --------             --------            --------
    Total Current Liabilities                                             289,848              221,410             231,977

Long-Term Debt                                                            352,289              252,784             213,790

Deferred Income Taxes                                                      28,377               26,528              28,386

Other Liabilities                                                          23,019               24,924              22,746

Accrued Postretirement Benefits                                            27,989               30,537              29,653

Accrued Pension Liability                                                  18,574               11,054              10,536

Preferred Shares, par value $.01                                               -                    -                   -
   5,000,000 shares authorized

Common Shareholders' Equity:
  Common stock, par value $1.00                                            72,426               72,426              72,426
   200,000,000 shares authorized,
    72,426,139 shares issued
  Capital surplus                                                         101,144               98,289             101,144
  Retained earnings                                                       776,220              699,940             720,864
  Accumulated other comprehensive loss                                    (30,043)             (33,671)            (31,096)
  Common stock held in treasury                                          (280,040)            (257,829)           (256,575)
                                                                        ---------            ---------           ---------
    Total Common Shareholders' Equity                                     639,707              579,155             606,763
                                                                        ---------            ---------            --------
                                                                       $1,379,803           $1,146,392          $1,143,851
                                                                      ===========          ===========          ==========

Common Stock Issued                                                        72,426               72,426              72,426
Less Common Stock held in Treasury                                        (12,759)             (12,075)            (12,000)
                                                                         --------             --------            --------
Common Stock Outstanding                                                   59,667               60,351              60,426
                                                                      ===========           ==========          ==========

                                            See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont'd.)
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                 Consolidated Statements of Cash Flows
                                                            (In Thousands)
                                                              (Unaudited)
                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      2001              2000
                                                                                      ----              ----
Operating activities:
  Net income                                                                              $70,611          $96,894
  Gain on sale of investments                                                                 -            (26,646)
  Depreciation and amortization                                                            51,783           41,113
  Non-cash special charges - stock based retirement costs                                   6,132               -
  Deferred income taxes                                                                     1,670              719
  Cash provided from (used for) operating working capital                                  12,882          (14,036)
  Other                                                                                     1,197           (4,382)
                                                                                          -------          -------
Total provided from Operating activities                                                  144,275           93,662
Investing activities:
  Capital expenditures                                                                    (27,168)         (20,599)
  Payments for acquisitions                                                              (181,483)          (8,500)
  Equity investment in joint venture                                                      (12,000)              -
  Proceeds from sale of investments                                                       -                 45,556
  Proceeds from disposition of capital assets                                               7,843              434
                                                                                          -------         --------
Total (used for)provided from Investing activities                                       (212,808)          16,891
Financing activities:
  Equity:
    Dividends paid                                                                       (17,950)         (18,286)
    Reacquisition of shares-open market                                                  (28,434)         (60,633)
    Reacquisition of shares-stock incentive programs                                      (2,226)          (3,711)
    Stock options exercised                                                                8,610           10,470
                                                                                         -------         --------
      Net equity                                                                         (40,000)         (72,160)
  Debt
    Proceeds from issuance of long-term debt                                              186,401          86,200
    Repayments of long-term debt                                                          (55,127)       (115,195)
    Net decrease in short-term debt                                                       (13,422)         (9,519)
                                                                                         --------        --------
      Net debt                                                                            117,852         (38,514)
                                                                                         --------        --------
Total provided from (used for) Financing activities                                        77,852        (110,674)
Effect of exchange rate on cash and cash equivalents                                          682            (515)
                                                                                         --------        --------
Increase (decrease) in cash and cash equivalents                                           10,001            (636)
Cash and cash equivalents at beginning of period                                           10,926           3,245
                                                                                         --------         --------
Cash and cash equivalents at end of period                                               $ 20,927          $2,609
                                                                                         ========         =======
Detail of Cash Provided from (Used for) Operating activities
  Working capital:
    Accounts receivable                                                                  $(26,384)        $(23,484)
    Inventories                                                                            12,165           19,034
    Other current assets                                                                      199           (1,381)
    Accounts payable                                                                       (4,690)           5,351
    Accrued liabilities                                                                    15,636          (10,626)
    U.S. and foreign taxes on income                                                       15,956           (2,930)
                                                                                         --------         --------
      Total                                                                               $12,882         $(14,036)
                                                                                          =======        =========
Supplemental disclosure of cash flow information:
  Interest paid                                                                           $16,247          $17,493
  Income taxes paid                                                                        19,771           57,951
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

2.   Net Sales, gross profit, operating profit and amortization of goodwill by segment are as follows:
                                              Three Months Ended                 Nine Months Ended
                                                September 30,                      September 30,
                                            2001              2000             2001              2000
                                            ----              ----             ----              ----
(In Thousands)
Net Sales:
Engineered Materials                     $ 75,569         $ 81,378          $233,154         $270,998
Merchandising                              55,392           53,917           167,216          167,426
Aerospace                                 101,437           84,475           305,546          256,027
Fluid Handling                            168,696          114,756           425,820          349,309
Crane Controls                             25,802           29,363            84,916           93,587
Other                                          -                -                 -                -
Intersegment Elimination                     (684)            (796)           (2,123)          (2,497)
                                        ---------       ----------       -----------       ----------
                Total                    $426,212         $363,093        $1,214,529       $1,134,850
                                        =========       ==========       ===========       ==========

Gross Profit:
Engineered Materials                     $ 16,354         $ 17,740          $ 52,884         $ 66,630
Merchandising                              17,229           16,589            53,779           56,365
Aerospace                                  45,906           36,204           137,002          111,880
Fluid Handling                             43,028           25,720           108,695           83,562
Crane Controls                              8,217            8,641            27,077           27,715
Other                                          -                -                 -                -
Corporate                                    (420)               8            (1,349)              64
                                        ---------       ----------       -----------       ----------
                Total                    $130,314         $104,902          $378,088         $346,216
                                        =========       ==========       ===========       ==========

Operating Profit:
Engineered Materials                       $8,724           $9,762          $ 28,968         $ 41,244
Merchandising                               6,479            6,427            21,642           24,994
Aerospace                                  25,710           19,402            77,071           61,616
Fluid Handling                             11,441            6,348            31,146           23,780
Crane Controls                                 27             (932)            1,079           (1,231)
Other                                          -                -                 -                -
Corporate                                  (5,457)          (3,327)          (20,460)          (9,834)
                                        ---------       ----------       -----------       ----------
                Total                     $46,924          $37,680          $139,446         $140,569
                                        =========       ==========       ===========       ==========

Part I - Financial Information (Cont'd.)


                                                Three             Nine
                                                Months           Months
                                                Ended             Ended
                                              9/30/2001         9/30/2001
     (In Thousands)
    Goodwill Amortization:
    Engineered Materials                        $ 1,602           $ 4,803
    Merchandising                                   710             2,129
    Aerospace                                       685             2,057
    Fluid Handling                                1,099             2,918
    Crane Controls                                  475             1,422
                                                -------           -------
                    Total                        $4,571           $13,329
                                                =======           =======




             Notes to Consolidated Financial Statements (Unaudited)
             ------------------------------------------------------

3.   Inventories
     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $20.3 million at September 30, 2001, $22.3 million at September 30, 2000, and $21.4 million at December 31, 2000.

4.   Intangibles
     Intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. Accumulated amortization was $23.4 million at September 30, 2001, $25.8 million at September 30, 2000 and $25.4 million at December 31, 2000. At September 30, 2001 $5.0 million of intangible assets were written off as part of the sale of Powers Process Controls.

5.   Cost in Excess of Net Assets Acquired
     Cost in excess of net assets acquired is amortized on a straight-line basis principally over 15 to 40 years. Accumulated amortization was $82.8 million at September 30, 2001, $66.2 million at September 30, 2000 and $69.5 million at December 31, 2000. In February of 2001, Ventech Controls, Inc and Laminated Profiles Ltd. were acquired. In April and June 2001, the Industrial Flow Group of Alfa Laval AB and Xomox valve business, respectively, were acquired. Preliminary estimates of cost in excess of net assets acquired recorded relating to these 2001 acquisitions totaled approximately $90 million.

6. Total comprehensive income for the three-month and nine-month period ended September 30, 2001 and 2000 was as follows:

(In thousands)                                                       Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                       2001            2000            2001            2000
                                                                       ----            ----            ----            ----
Net Income                                                           $17,869         $21,409         $70,611         $96,894
Foreign currency translation adjustments                               9,610          (5,126)          1,053         (11,190)
                                                                     -------         -------         -------         -------
Comprehensive Income                                                 $27,479         $16,283         $71,664         $85,704
                                                                     =======         =======         =======         =======

Part I - Financial Information (Cont'd.)

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Three Months Ended September 30, 2001

This 10-Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management's expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission.

Results from Operations
Third Quarter of 2001 Compared to Third Quarter of 2000

     Net income for the third quarter of 2001 was $26.4 million or $.44 per share (excluding a loss on disposal of a business of $8.5 million or $.14 per share), compared with $21.4 million or $.35 per share for the third quarter of 2000.

     Operating profit for the third quarter of 2001 increased 25% to $46.9 million on sales of $426.2 million compared with $37.7 million on sales of $363.1 million for the third quarter of 2000. Operating profit margins were 11.0% for the third quarter of 2001 compared with 10.4% for the third quarter of 2000.




Business Disposals
     On September 28, 2001 the Company sold Powers Process Controls for its carrying value.

     The Company has also sold its Canadian Crane Plumbing business recording an after-tax loss of approximately $8.5 million from this transaction in the third quarter 2001. Other current assets include $20.5 million of assets held for disposition because this transaction was not closed until October 2001.

     Both Powers Process Controls and Crane Plumbing were not considered strategic core businesses.

Joint Venture
     During the third quarter of 2001, Emerson Electric Co. and Crane announced the formation of a joint venture involving Emerson's Commercial Cam unit and Crane's Ferguson business unit. Emerson and Crane contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture. The new company will continue to go to market under the CAMCO and Ferguson brand names. The Ferguson/Camco joint venture will be accounted for on the equity basis.

Acquisitions
     During the third quarter of 2001 the Company acquired Resistoflex GmbH and the aerospace hose product line of Teleflex Fluid Systems in transactions totaling approximately $11 million. Resistoflex GmbH is a manufacturer of Teflon-lined piping products serving the chemical and pharmaceutical markets in Europe. The hose product line will be integrated into Crane Resistoflex's Jacksonville, Florida facility during the fourth quarter of 2001.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Three Months Ended September 30, 2001




     Aerospace sales increased $17.0 million or 20% to $101.4 million for the third quarter of 2001 compared with the third quarter of 2000. Operating profit increased $6.3 million or 33% to $25.7 million in the third quarter of 2001 versus $19.4 million in the third quarter of 2000. Operating profit margins were 25.3% in the third quarter of 2001 compared with 23.0% in the third quarter of 2000 due to increased high margin aftermarket sales. Interpoint benefited from increased higher-margin power product sales.

     Engineered Materials sales decreased $5.8 million or 7% to $75.6 million for the third quarter of 2001 compared with the third quarter of 2000 primarily due to the soft transportation market for Kemlite and the weak chemical processing market for Resistoflex. Segment operating profit decreased $1.1 million, or 11%, to $8.7 million in the third quarter of 2001 versus $9.8 million in the third quarter of 2000. Operating profit margins were 11.5% compared with 12.0% in the third quarter of 2000. Kemlite's operating profit remained flat on a 5% decline in sales as strict cost controls and material cost reductions resulted in improved operating margins. Results at Resistoflex were negatively affected by lower shipments to the chemical process industry, lowering operating profit by $.6 million compared to the same quarter in 2000. Crane Plumbing's sales were down $2.7 million compared with the third quarter of 2000 resulting in an operating loss for the third quarter of 2001.


     Merchandising Systems sales increased $1.5 million or 3% to $55.4 million for the third quarter of 2001 compared with the third quarter of 2000. Segment operating profit was equal to the $6.5 million in the third quarter of 2001 as continued strong results at NRI were offset by lower results at National Vendors. Operating profit margins were 11.7% in the third quarter of 2001 compared with 11.9% in the third quarter of 2000. National Vendors sales were off 23% from the comparable 2000 results. The unit operated at a loss in the quarter as it aggressively took actions to rationalize its product offerings, reduce inventory and bring its production level in line with the current economic environment. NRI's sales increased $11.8 million to $21.2 million and operating profit more than tripled from the prior year level due to strong demand in anticipation of the conversion to the euro in January 2002.


     Fluid Handling sales increased $53.9 million, or 47%, to $168.7 million for the third quarter of 2001 compared with the third quarter of 2000. Operating profit increased $5.1 million to $11.4 million in the third quarter of 2001 versus $6.3 million in the third quarter of 2000. Operating profit margins were 6.8% in the third quarter of 2001 compared with 5.5% in the third quarter of 2000. Crane's valve businesses increased sales by $58.9 million and operating profit by $6.7 million of which $4.0 million was contributed by the 2001 acquisitions of Xomox and the Industial Flow Group of Alfa Laval and the remainder was improved performance at the existing valve business units.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Three Months Ended September 30, 2001



     Controls sales decreased $3.6 million or 12% to $25.8 million for the third quarter of 2001 compared with the third quarter of 2000. Operating profit increased $1.0 million to breakeven in the third quarter of 2001 versus a loss in the third quarter of 2000, principally as a result of increased shipments to the oil and gas market by Azonix. Ferguson and Powers Process Controls combined for an operating loss of $.9 million for the third quarter 2001.


Results from Operations
Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,2000
     For the nine months ended September 30, 2001, net income (excluding a non-cash special charge and a loss on disposal of a business aggregating $12.5 million or $.21 per share) was $83.1 million or $1.38 per share an increase of 5% over the $1.31 per share for the nine months ended September 30, 2000 ($96.9 million or $1.57 per share including non-operating gains). The special charge relates to the retirement of R. S. Evans as the Company's Chief Executive Officer and represents stock-based retirement costs that previously were being amortized to an anticipated retirement at age 65. The loss on disposal of a business relates to the disposal of the Crane Plumbing business in Canada. During the nine months ended September 30, 2000, a minority investment in a telecommunications power supply venture was sold, generating a non-operating gain of $16.2 million or $.26 per share.


     Operating profit for the nine months ended September 30, 2001 was $145.6 million (excluding the special charge) on sales of $1.2 billion compared with $140.6 million on sales of $1.1 billion in 2000. Operating profit margins for the nine months ended September 30, 2001, excluding the special charge, were 12.0% compared with 12.4% for the nine months ended September 30, 2000. Order backlog at September 30, 2001 totaled $518.6 million, an increase of $55.8 million, or 12%, from September 30, 2000 and generally unchanged from the June 30, 2001 level.



     Net sales from domestic businesses were 72% of the nine months total net sales in 2001 compared with 78% in the same nine-month period of 2000. Operating profit from domestic businesses was 71% and 88% of total operating profit for 2001 and 2000, respectively. Operating profit margins for domestic businesses were 11.8% in 2001 compared with 14.6% in 2000. Operating profit margins for non-US businesses were 12.6% in 2001 versus 7.2% in 2000.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Nine Months Ended September 30, 2001




     Aerospace sales increased $49.5 million or 19% to $305.5 million for the nine months of 2001 compared with the same period of 2000. Operating profit increased $15.5 million or 25% to $77.1 million in the nine months of 2001. Operating profit margins were 25.2% for the nine months ended September 30, 2001 compared with 24.1% for the nine months ended September 30, 2000. All business units improved lead by Hydro-Aire and ELDEC. Order backlog for the segment was $285.7 million at September 30, 2001, a decrease of $12.1 million, or 4%, from September 30, 2000 and $29.1 million from June 30, 2001. The events of September 11th are having an immediate and severe impact on the commercial aerospace industry. Aftermarket spare orders have been cancelled or deferred by many airlines and commercial and regional aircraft production levels are being reduced. Aggressive actions are being taken to reduce costs, restructure the business and re-size it for this downturn. Operating results are expected to be down approximately 40% in the fourth quarter, including $2.0 million of severance cost, compared with the third quarter results.


     Engineered Materials sales decreased $37.8 million or 14% to $233.2 million for the nine months of 2001 compared with the nine months of 2000 primarily due to weak transportation, recreational vehicle and chemical processing markets. Segment operating profit decreased $12.3 million, or 30% to $29.0 million for the nine months ended September 30, 2001. Operating profit margins were 12.4% in 2001 compared with 15.2% in 2000 for the nine-month period. Kemlite sales declined $27.3 million to $162.2 million and operating profit declined $8.8 million for the nine months of 2001 compared with the nine months of 2000 as truck trailer and recreational vehicle production decreased compared with the nine months ended September 30, 2000. Results at Resistoflex were affected by lower shipments to the chemical process industry of $3.7 million, lowering operating profit by $2.2 million compared to the same nine-month period in 2000. Order backlog at September 30, 2001 was $14.6 million, a decrease of $4.1 million or 22% from September 30, 2000, and a $.3 million decrease from June 30, 2001. Reduced order rates in the transportation, recreational vehicle and petrochemical markets since September 11th will result in lower fourth quarter earnings of approximately 25% when compared to the prior year level.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Nine Months Ended September 30, 2001

     Merchandising Systems sales decreased $.2 million to $167.2 million for the nine months of 2001 compared with the nine months of 2000. Segment operating profit decreased $3.4 million or 13% to $21.6 million for the nine months ended September 30, 2001 as continued strong results at NRI were more than offset by lower results at Crane Merchandising Systems. Operating profit margins were 12.9% for the nine months ended September 30, 2001 compared with 14.9% for the nine months ended September 30, 2000. Crane Merchandising Systems' sales declined 20% for the nine months of 2001 compared with the same prior year period which resulted in an operating profit decline of $16.0 million. NRI's sales increased $27.3 million, to $57.5 million and operating profit increased $12.7 million due to the strong demand in anticipation of the conversion to the euro in January 2002. Order backlog at September 30, 2001 was $46.4 million a decrease of $18.2 million from June 30, 2001 as advance orders placed at NRI in anticipation of the introduction of the euro in January 2002 are shipped. Operating profit for the segment is anticipated to be lower in the fourth quarter of 2001 compared with the fourth quarter of 2000 as a further decline in orders experienced in September at National Vendors and additional actions required to reduce costs in the fourth quarter 2001 will more than offset a continued strong performance at NRI.


     Fluid Handling sales increased $76.5 million or 22% to $425.8 million for the nine months of 2001 compared with the nine months of 2000. Operating profit increased $7.4 million to $31.1 million for the nine months ended September 30, 2001. Operating profit margins were 7.3% for the nine months ended September 30, 2001 compared with 6.8% for the nine months ended September 30, 2000. Crane's valve businesses increased sales by $90.4 million and operating profit by $11.3 million as a result of improved Valve Services market, the Marine markets and the acquisitions of Xomox and Crane Process Flow Technologies. Crane Pumps' operating profit decreased $2.6 million due to a $9.0 million decrease in sales and increased severance costs for the nine months ended September 30, 2001 compared with the same prior year period. Order backlog at September 30, 2001 was $150.6 million, an increase of $62.7 million or 71% from September 30, 2000 due to the addition of the Xomox and the Industrial Flow Group of Alfa Laval backlog of $41.0 million and valve orders from the power generation and marine markets. Fourth quarter results for this segment will be negatively impacted by costs associated with the consolidation of the Crane Pumps Decatur, Illinois facility into the Piqua, Ohio facility which will total $1.2 million and lower orders in the short cycle businesses sold through distribution. Overall segment results should show improvement in the fourth quarter of 2001 over the prior year reflecting a strong order backlog in the marine and power generation markets, higher valve service revenue and the addition of Xomox and the Industrial Flow Group of Alfa Laval.



     Controls sales decreased $8.7 million or 9% to $84.9 million for the nine months of 2001 compared with the nine months of 2000. Operating profit increased $2.3 million to $1.1 million for the nine months ended September 30, 2001 primarily from the sharp reduction in Ferguson's operating loss. Order backlog at September 30, 2001 was $21.3 million; a decrease of $5.8 million from September 30, 2000 and $2.3 million decrease from June 30, 2001. Controls' operating results are expected to be profitable in the fourth quarter compared to a loss in 2000.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Nine Months Ended September 30, 2001



Liquidity and Capital Resources

For the nine months ended September 30, 2001, the Company generated $144.3 million of cash from operating activities, versus $93.7 million in 2000. Net debt totaled 34.8% of capital at September 30, 2001 compared with 30.8% at September 30, 2000. The current ratio at September 30, 2001 was 2.2 with working capital totaling $336.1 million compared with 2.3 and $279.9 million at September 30, 2000. The Company had unused credit lines of $333.3 million available at September 30, 2001. During the first nine months of 2001, the Company paid $28.4 million for the repurchase of 1.07 million shares of Crane common stock at an average price of $26.48 per share, $18.0 million for the payment of dividends and $12.0 for the investment in the joint venture. Debt increased by $117.9 million due to the 2001 acquisitions mentioned below.

     The Company's cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $352.3 million in long-term debt outstanding at September 30 2001, $200 million was at fixed rates of interest ranging from 6.75% to 8.50% while $139 million was at a weighted average rate of 3.26% from the revolving credit agreement. At September 30, 2001, no interest rate swap agreements were outstanding and the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Acquisitions
In the first nine months of 2001, the Company acquired Ventech Controls, Inc., Laminated Profiles, Ltd., the Industrial Flow Group of Alfa Laval AB, the Xomox valve business of Emerson Electric Co., Resistoflex GmbH and the aerospace hose product line of Teleflex Fluid Systems. Total consideration paid in connection with these acquisitions was $201 million. All of the acquisitions were accounted for under the purchase method of accounting. Final allocation of the purchase price to the assets acquired and liabilities assumed has not been completed for these acquisitions. Final determination of the fair values to be assigned may result in adjustments to the preliminary values assigned at the dates of acquisition. Preliminary estimates of goodwill recorded for these acquisitions aggregated approximately $90 million.

On April 1, 2001, the Company acquired for approximately $37 million plus working capital, the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which had annual sales of $77 million in 2000.

On June 29, 2001, the Company completed the acquisition of the Xomox valve business from Emerson Electric Co., for a purchase price of $145 million. Xomox, with annual sales of approximately $150 million, is a leading global supplier of sleeved plug valves, quarter-turn valves and actuators under the Tufline and Matryx brand names.

During the third quarter of 2001 the Company acquired Resistoflex GmbH and the aerospace hose product line of Teleflex Fluid Systems in transactions totaling approximately $11 million. The hose product line will be integrated into Crane Resistoflex's Jacksonville, Florida facility during the fourth quarter of 2001. Resistoflex GmbH is a manufacturer of Teflon-lined piping products serving the chemical and pharmaceutical markets in Europe.

Item 2.        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                      Nine Months Ended September 30, 2001



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


In August 2001, the FASB issued SFAS No. 143 - Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement becomes effective for financial statements issued for fiscal years beginning after June 15,2002. The Company is assessing but has not yet determined the impact that the adoption of SFAS 143 will have on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144 - Accounting for Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 resolves implementation issues previously experienced under SFAS No. 121 and broadens the reporting of discontinued operations. This statement becomes effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing but has not yet determined the impact that the adoption of SFAS 144 will have on its financial position and results of operations.


Part II - Other Information

Item 1.   Legal Proceedings

          Therehave been no material developments in any of the legal proceedings described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------



          1.) 8-K filed July 12, 2001 regarding acquisition of the Xomox valve business from Emerson Electric Co.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                              CRANE CO.
                                                          ---------------
                                                             REGISTRANT



Date November 12,2001             By /s/  M. L. Raithel
     ----------------                   ---------------------------
                                          M. L. Raithel
                                   Vice President and Chief
                                       Financial Officer




Date November 12,2001             By /s/  T. M. Noonan
     ----------------                   --------------------------
                                          T. M. Noonan
                                    Vice President, Controller
                                      and Chief Tax Officer