Form 10-K405
period 2001-12-31
CRANE CO /DE/
filed 2002-03-22
CIK 25445

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               -----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________

                         Commission file number 1-1657

                               -----------------

                                   CRANE CO.
            (Exact name of registrant as specified in its charter)

                      Delaware                 13-1952290
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  incorporation or         Identification No)
                    organization)

                 100 First Stamford Place, Stamford, CT 06902
         (Address of principal executive offices, including zip code)

                                (203) 363-7300
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class    Name of each exchange on
                 -------------------        which registered
               Common Stock, par value   New York Stock Exchange
                        $1.00
              Preferred Share Purchase   New York Stock Exchange
                       Rights

          Securities registered pursuant to Section 12(g) of the Act:
                       81/2% senior notes due March 2004
                      63/4% senior notes due October 2006
                               (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Based on the average stock price of $23.58 on January 31, 2002 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,409,597,828.

   The number of shares outstanding of the registrant's common stock, $1.00 par value was 59,779,382 at January 31, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the annual report to shareholders for the year ended December 31, 2001 and portions of the proxy statement for the annual shareholders meeting to be held on April 22, 2002 are incorporated by reference into Parts I, II, III and IV of this Form 10-K Annual Report.

================================================================================

                                    PART I

Item 1.  Business

   Crane Co. ("Crane" or the "Company") is a diversified manufacturer of highly engineered industrial products. Founded in 1855, Crane employs over 9,600 people in North America, Europe, Asia and Australia.

                                   STRATEGY

   The Company's strategy is to grow the earnings of niche businesses with high market share, aggressively pursue operational and strategic linkages among our businesses, build an aggressive and committed management team whose interests are directly aligned to those of the shareholders, and maintain a focused, efficient corporate structure.

                                 ACQUISITIONS

   In the past five years, the Company has completed 18 acquisitions.

   During 2001, the Company completed seven acquisitions at a total cost of $191 million. In February 2001, the Company acquired Ventech Controls, Inc. located in Houston, Texas. This valve repair business provides both shop repair and remanufacture of control valves and instruments. The acquisition of Ventech significantly enhances Crane Valve Services' capabilities in the Houston market, the largest valve service market in North America. Also in February 2001, the Company acquired the fiberglass reinforced panel business of UK-based Laminated Profiles Ltd. as part of its strategic initiative to penetrate the European transportation and recreational vehicle markets. This acquisition provides the Company's Kemlite subsidiary with a quality manufacturing facility, an established distribution system and an enhanced market position in Europe. In April 2001, the Company acquired the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which includes the Saunders brand of diaphragm valves manufactured in the UK and India and the DEPA brand of air operated diaphragm pumps manufactured in Germany. Crane Process Flow Technologies focuses on the development, production and distribution of valves, pumps and related components in high value-added applications. In June 2001, the Company acquired the Xomox valve business from Emerson Electric for $145 million. Xomox supplies high-end, application-driven, sleeved-plug valves, lined valves, high performance butterfly valves, and actuators to the chemical, pharmaceutical and other process industries. Xomox has major manufacturing facilities in the United States, Mexico, Germany, and Hungary and operates 22 service centers in the Americas, Europe and Asia. In addition, Xomox holds a 49% interest in an Indian joint venture that manufactures and markets plug valves for the Indian and other international markets. The Xomox acquisition brings global brand names with strong market positions that are complementary to the Company's existing product lines. During the third quarter of 2001, the Company acquired the aerospace hose product line of Teleflex Fluid Systems and Resistoflex GmbH. AeroHose, based in Lantana, Florida, is a leading supplier of Teflon(R)-braided, high-pressure hose assemblies utilized in both commercial and military aircraft as well as ground support systems. AeroHose products are complementary in technology and application to those of Crane's Resistoflex division in Jacksonville, Florida. Resistoflex GmbH, based in Germany, is a leading manufacturer of Teflon(R)-lined, steel-piping products serving chemical and pharmaceutical markets in Europe. This acquisition provides Resistoflex with European-based manufacturing operations to complement its facilities in North America and Asia enhancing its capabilities to serve its customers in the chemical processing industry worldwide. In December 2001, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity. Preliminary estimates of goodwill for the 2001 acquisitions amounted to $74 million.

   During 2000, the Company completed two acquisitions at a total cost of $11.9 million. In March 2000, the Company acquired Streamware Corporation, a privately-held company based in Norwood, Massachusetts, which is a leading provider of business management software and market analysis tools for the vending and food service industry. In December 2000, the Company acquired the assets of the Valve Repair Division of Groth Corporation. Located in Houston, Texas, the Valve Repair Division provides both shop and field testing and repair services for a broad range of valve types and is an authorized repair facility for many leading valve manufacturers. Goodwill in 2000 amounted to $8.5 million and is being amortized over 15 years.

   During 1999, the Company completed one acquisition at a total cost of $33 million. In October 1999, the Company acquired Stentorfield, Ltd., which is based in Chippenham, England. Stentorfield is a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full-size and tabletop products for the hotel, restaurant, office coffee service and vending industries. Stentorfield is known in the industry to provide high-quality, reliable and easily serviced products and excellent customer service. This business was integrated with the Company's Crane Merchandising Systems business, which is the leading North American designer and manufacturer of full-line vending machines, for snack, food and beverage. Goodwill acquired in 1999 amounted to $24.3 million and is being amortized over 20 years.

   During 1998, the Company completed four acquisitions at a total cost of $178 million. In May 1998, the Company acquired Environmental Products USA, Inc. This business manufactures membrane-based water treatment systems for industrial, commercial and institutional markets. In August, the Company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass-reinforced plastic panels for the construction and building products markets. Sequentia complements the Company's Kemlite subsidiary, which provides fiberglass-reinforced plastic panels for the transportation and recreational vehicle markets. In September 1998, the Company acquired Liberty Technologies, Inc. which develops, manufactures, markets and sells valve, motor, engine and compressor condition monitoring products and related services to the nuclear power generation and industrial process markets worldwide. Liberty complements the Company's nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power industry, and its Dynalco Controls business, which provides sensors, instrumentation, control products and automation systems for use in industrial engine applications. Also in September 1998, the Company acquired the Plastic-Lined Piping Products ("PLPP") division of The Dow Chemical Company. PLPP was integrated with the Company's Resistoflex division, which supplies lined pipe and valves to the chemical process and industrial markets. Goodwill acquired in 1998 amounted to $130 million and is being amortized over a period ranging from 15 to 20 years.

   During 1997, the Company completed four acquisitions at a total cost of $70 million, including assumed debt. In March, the Company acquired the transportation products business of Sequentia, Incorporated. This business, which produces fiberglass-reinforced plastic panels for the truck body, trailer and container market, has been integrated with the Company's Kemlite subsidiary. Also in March 1997, the Company acquired Polyvend Inc., a manufacturer of snack and food vending machines. Polyvend was completely integrated into the Company's Crane Merchandising Systems division, significantly expanding its sales distribution channels. In April 1997, the Company acquired the nuclear valve business of ITI MOVATS from Westinghouse. MOVATS is a leading supplier of valve diagnostic equipment and valve services to the commercial nuclear power industry. In December 1997, the Company acquired certain operations and product lines of Stockham Valves & Fittings, Inc. The acquired product lines and related manufacturing operations have been integrated into the Company's valve businesses. Goodwill acquired in 1997 amounted to $20 million and is being amortized over a period ranging from 15 to 20 years.

                                 DIVESTITURES

   In the past five years, the Company has divested nine businesses. In September 2001, the Company sold Powers Process Controls for its carrying value. The Company also sold its Canadian Crane Plumbing business in 2001 recording an after-tax loss of approximately $8.5 million from this transaction in 2001. Proceeds from the sale of the businesses were approximately $20 million. During the third quarter of 2001, Crane and Emerson Electric Co. announced the formation of a joint venture involving Emerson's Commercial Cam unit and Crane's Ferguson business unit. Crane and Emerson contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture. The investment in the joint venture amounts to $19.6 million at year-end 2001 and is included in Other Assets on the Balance Sheet. The Ferguson/Camco joint venture is being accounted for on the equity basis.

   In May 2000, the Company sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry. In addition, the Company's wholly owned ELDEC Corporation subsidiary sold its related telecommunications power supply product line to the same purchaser. Total consideration for both transactions was $45.6 million. In April 1999, the Company sold Southwest Foundry, acquired as part of the Stockham Valves and Fittings, Inc. transaction, for $400,000. In December 1999, the Company sold its Crane Defense Systems business for $6.4 million in cash and a $750,000 note. In 1998, the Company sold two foundry operations acquired as part of the Stockham Valves and Fittings Inc. transaction. Accu-Cast, Inc. and the Aliceville Foundry were sold for a total of $4.3 million. In 1997, the Company sold its Valve Systems and Controls division for $7.5 million in cash and $1.5 million in preferred stock.

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

                              LONG-TERM FINANCING

   In September 1998, the Company sold $100,000,000 of 63/4% notes that will mature on October 1, 2006. During April 1992, the Company sold $100,000,000 81/2% notes that will mature on March 15, 2004. In February 2002, the Company entered into a two-year interest rate swap agreement with JPMorgan Chase Bank which converts $100 million of 81/2% fixed-rate debt to LIBOR plus 4.985% floating rate debt.

                               BUSINESS SEGMENTS

   See page 33 of the Annual Report to Shareholders for year ended December 31, 2001, for sales, operating profit and assets employed by each business segment.

                                   AEROSPACE

   The Aerospace segment consists of ELDEC, Hydro-Aire/Lear Romec and
Interpoint.

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

   Lear Romec, which became an "internal acquisition" of Hydro-Aire during the year, designs, manufactures and sells lubrication and fuel pumps for aircraft, aircraft engines and radar cooling systems for the commercial and military aerospace industries. Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

   Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, medical technology, fiber optic and medical technology industries. Interpoint has facilities in Redmond, Washington and in Taiwan.

   The segment employs 1,900 people and had assets of $252.4 million at year-end. The order backlog totaled $250.3 million at December 31, 2001.

                             ENGINEERED MATERIALS

   The Engineered Materials segment consists of: Kemlite/CorTec, Resistoflex and Polyflon.

   Kemlite manufactures fiberglass-reinforced plastic panels for use, principally by the transportation industry, in refrigeration and dry-van truck trailers and recreational vehicles. Kemlite products are also sold to the commercial construction industry for food processing, fast-food restaurant and supermarket applications, to institutions where fire rated materials with low smoke generation and minimum toxicity are required, and for residential construction. Kemlite sells its products directly to the truck trailer and recreational vehicle manufacturers. Sequentia manufactures fiberglass-reinforced plastic panels for the construction and building products markets. Kemlite uses distributors to serve its commercial construction market and some segments of the recreational vehicle market. Sequentia's Grand Junction, Tennessee and Houston, Texas plants were added to Kemlite's plants in Joliet, Illinois and Jonesboro, Arkansas. CorTec, which became an "internal acquisition" of Kemlite's during the year, manufactures fiberglass-reinforced laminated panels serving the truck and truck trailer segment of the transportation industry and for specialty applications.

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

   Crane Plumbing was sold in September 2001, recording an after-tax loss of approximately $8.5 million.

   This segment had assets of $206.7 million at December 31, 2001 and employed 1,200 people. Order backlog at year-end 2001 was $15.1 million.

                             MERCHANDISING SYSTEMS

   The Merchandising Systems segment has two operating units: Crane Merchandising Systems, designs and manufactures a complete line of vending merchandisers for the food service vending market; and National Rejectors, Inc. GmbH ("NRI"), which manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe.

   Crane Merchandising Systems products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers, designed to vend both snack foods and hot/cold drinks, or snacks and refrigerated/frozen foods in one machine. Crane Merchandising Systems manufactures its products in Bridgeton, Missouri. Crane Merchandising Systems' products are marketed to customers in the United States and Europe by Company sales and marketing personnel as well as distributors, and, in other international markets, through independent distributors. This unit also includes Streamware Corporation, a leading provider of business management software and market analysis tools for the vending and food service industry. Streamware's VendMAX is a fully integrated software/hardware solution that offers operators cash accountability, inventory control and improved merchandising capabilities.

   NRI is among the relatively few makers of coin validators that supplies European countries with validators programmed for the new euro coins that went into circulation at the start of 2002.

   Merchandising Systems employs 1,300 people and had assets of $139.6 million at year-end 2001. Order backlog totaled $31.1 million at December 31, 2001.

                                FLUID HANDLING

   The Fluid Handling segment consists of the Crane Valves, Crane Valves-U.K., Valve Services, Crane Pumps & Systems, Crane Environmental and Crane Supply businesses. The Crane Valves and Crane Valves-U.K. businesses, with six manufacturing facilities in North America as well as operations in the United Kingdom, Germany, Japan, Australia, Norway, India, Hungary, China and Indonesia, sell a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, petrochemical, pharmaceutical, power generation, marine, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, Westad, Flowseal, Centerline, Stockham, Triangle and Duocheck. The Company's Valve Service business, with two manufacturing facilities in North America, provides valves, valve diagnostic equipment and related services to the nuclear power, chemical and hydrocarbon processing and power generation industries.

   Crane Pumps and Systems has seven manufacturing facilities in the United States. Pumps are manufactured under the trade names Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems. Pumps are sold to a broad customer base which includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. Crane Environmental has manufacturing facilities in Pennsylvania and Florida and serves the water and wastewater treatment market. Its products are sold under the trade names Cochrane and Environmental Products.

   Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five branches throughout Canada.

   Products in this group are sold directly to end users through Crane's sales organization and through independent distributors and manufacturers representatives.

   The Fluid Handling segment employs 4,800 people and had assets of $544.0 million at December 31, 2001. Fluid Handling order backlog totaled $147.8 million at December 31, 2001.

                                   CONTROLS

   This segment consists of: Barksdale and Azonix/Dynalco. The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including transportation, petroleum, chemical, construction, food and beverage and power generation.

   Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches and directional control valves that serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the United States and Germany.

   In 2001, Azonix and Dynalco were combined in an "internal acquisition" under common leadership. Azonix/Dynalco designs and manufactures rotational speed sensors, temperature and pressure instruments and monitors for rugged environments, microprocessor-based engine and mechanism controls. Azonix/Dynalco's products are used worldwide in a variety of applications for various industries, including transportation, power generation, oil, gas, petrochemical, chemical, pharmaceutical, agriculture and metal processing. It also manufactures operator interfaces and measurement and control systems for hazardous and harsh applications, intelligent data acquisition products, high-precision thermometers and calibrators.

   The products in this segment are sold directly to end users and engineering contractors through the Company's own sales force and cooperatively with sales representatives, stocking specialists and industrial distributors.

   Controls had assets of $73.8 million at December 31, 2001, and employs 400 people. On December 31, 2001, Crane Controls had a backlog of $18.4 million.

   Ferguson was contributed to a joint venture called Industrial Motion Control Holdings LLC, in the third quarter of 2001, formed with Emerson Electric Co's Commercial Cam unit.

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

   The Company's products have primary application in the aerospace, hydrocarbon processing, petrochemical, chemical, power generation, automated merchandising and transportation industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, the Company does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

   Seasonality is a factor in the Canadian operations. Net sales in Canada and assets related to Canadian operations were 11.6% and 4.7% and 13.9% and 7.1% of the respective 2001 and 2000 consolidated amounts.

   The Company's engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Product development and engineering costs totaled approximately $55.6 million in 2001, $55.0 million in 2000, and $58.9 million in 1999. Included in these amounts were approximately $4.7 million, $6.7 million and $7.4 million received by the Company in 2001, 2000 and 1999, respectively, for customer sponsored research and development.

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

                          FORWARD LOOKING STATEMENTS

   Throughout the Annual Report to Shareholders, particularly in the President's Letter to Shareholders and Management's Discussion and Analysis of Operations, the Company makes numerous statements about expectations of future performance and market trends and statements about plans and objectives and other matters which because they are not historical fact, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

   In addition, the Company and its representatives may, from time to time, make written or oral forward-looking statements including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to shareholders which can be identified by the use of forward-looking terminology such as "believes", "contemplates", "expects", "may", "will", "could", "should", "would" or "anticipates" or the negative thereof or comparable terminology.

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

  General

   A substantial portion of the sales of the Company's business segments are concentrated in industries which are cyclical in nature. Because of the cyclical nature of these businesses, their results are subject to fluctuations in domestic and international economies as well as to currency fluctuations and unforeseen inflationary pressures. Reductions in the business levels of these industries would negatively impact the sales and profitability of the affected business segments.

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

   Net sales and assets related to operations outside the United States were 41.3% and 29.9% and 36.3% and 20.9% of the respective 2001 and 2000 consolidated amounts. Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social and economic instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company's revenue and profitability.

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

  Aerospace

   A significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back their purchases of repair parts from Crane companies. The companies could also be impacted if major aircraft manufacturers, such as Boeing which represents approximately 20% and 21% of the segment's revenue in 2001 and 2000, respectively, encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Aerospace segment results could be below expectations if further slowing of the
U. S. economy causes customers to delay or cancel spare parts or aircraft orders.

  Engineered Materials

   In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles or building products for which Crane's companies produce fiberglass-reinforced panels. Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs and by any inability on the part of Crane's companies to maintain their position in product cost and functionality against competing materials.

  Merchandising Systems

   Results at Crane's U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at Crane's German-based coin validation machine business could be affected by changes in demand stemming from the advent of the euro, the new European currency, as well as by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

  Fluid Handling

   Crane's companies could face increased price competition from larger competitors. Further slowing of the U.S. economy could reduce sales and profits, particularly if projects for which Crane's companies are suppliers or bidders are cancelled or delayed, or if the Company's ability to source product from international sources is impeded. At Crane's foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

  Controls

   A number of factors could affect the Controls segment's results. Lower sales and earnings could result if Crane's companies can not maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for Crane products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence.

Item 2.  Properties

            Total Manufacturing Facilities Number       Area
            ------------------------------ ------ -----------------
                Aerospace
                   United States..........    5   572,000 sq. ft.
                   International..........    3   37,000 sq. ft.
                Engineered Materials
                   United States..........   10   1,209,000 sq. ft.
                   International..........    2   160,000 sq. ft.
                Merchandising Systems
                   United States..........    1   463,000 sq. ft.
                 Other International......    2   131,000 sq. ft.
                Fluid Handling
                   United States..........   13   1,157,000 sq. ft.
                   Canada.................    2   140,000 sq. ft.
                   International..........   16   2,001,000 sq. ft.
                Crane Controls
                   United States..........    3   175,000 sq. ft.
                   International..........    1   27,000 sq. ft.

              Leased              Leases
              Manufacturing       Expiring
              Facilities          Through  Number Area
              -------------       -------  ------ ----
              United States......   2009     8    429,000 sq. ft.
              Canada.............   2002     1    13,000 sq. ft.
              Other International   2007     8    263,000 sq. ft.

  Other Facilities

   Fluid Handling operates four valve service centers in the United States, of which two are owned, and one distribution center in the United States. This segment operates internationally forty four distribution and fourteen service centers.

   Crane Controls operates one distribution center internationally.

   Merchandising Systems operates eight distribution centers in the United States and six internationally.

   Engineered Materials operates seven distribution centers in the United States, of which one is owned, and two outside the United States.

   In the opinion of management, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3.  Legal Proceedings

   Neither the Company nor any subsidiary of the Company has become a party to, nor has any of their property become the subject of, any material legal proceedings other than ordinary routine litigation incidental to their businesses.

Item 4.  Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the registrant are as follows:

                                     Business Experience                                         Officer
Name               Position          During Past Five Years                                  Age Since
----               --------          ----------------------                                  --- -----
Eric C. Fast       President and     President and Chief Executive Officer of the Company    52   1999
                   Chief Executive   since April 2001, President and Chief Operating Officer
                   Officer           from September 1999 to April 2001. Previously Co-
                                     head of Global Investment Banking of Salomon Smith
                                     Barney and a Managing Director of that firm since
                                     1988.

Gil A. Dickoff     Treasurer         Treasurer of the Company since 1992, previously         40   1992
                                     Assistant Treasurer.

Augustus I. duPont Vice President,   Vice President and General Counsel and Secretary of     50   1996
                   General Counsel   the Company since 1996.
                   and Secretary

Bradley L. Ellis   Vice President--  Vice President--Chief Information Officer of the        33   1997
                   Chief Information Company since July 1997. Previously with the Business
                   Officer           Systems consulting group of Arthur Andersen LLP, an
                                     international provider of auditing and business
                                     consulting services.

Elise M. Kopczick  Vice President--  Vice President--Human Resources of the Company          48   2001
                   Human             since January 2001. Previously President of the
                   Resources         Company's Lear Romec division from August 1999 to
                                     January 2001 and Vice President--Human Resources at
                                     the Company's Hydro-Aire subsidiary from January
                                     1996 to August 1999.

Thomas M. Noonan   Vice President--  Vice President--Taxes of the Company since              47   1999
                   Taxes             November 2001. Vice President Controller and Chief
                                     Tax Officer of the Company from April 2000 to
                                     November 2001, Vice President--Taxes of the
                                     Company from September 1999 to April 2000. Director
                                     of Taxes of the Company from March 1996 to
                                     September 1999.


                                       Business Experience                                      Officer
Name                  Position         During Past Five Years                               Age Since
----                  --------         ----------------------                               --- -----
Anthony D. Pantaleoni Vice President-- Vice President--Environment, Health & Safety of the  47   1989
                      Environment,     Company since 1989.
                      Health & Safety

Michael L. Raithel    Vice President-- Vice President--Finance and Chief Financial Officer  54   1985
                      Finance and      of the Company since February 2000. Previously
                      Chief Financial  Controller of the Company since 1985.
                      Officer

Joan Atkinson Nano    Vice President-- Vice President, Controller of the Company since      46   2001
                      Controller       November 2001. Previously Director New
                                       Controllership Initiatives at GE Capital Corporation
                                       (financial services) Since 2000. Previously employed
                                       by Pitney Bowes from 1985 to 1999 as Director,
                                       Worldwide Planning and Analysis from 1994 to 1999
                                       and as Assistant Corporate Controller from 1988 to
                                       1994.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters.

   The information required by Item 5 is hereby incorporated by reference to Pages 40 through 41 of the 2001 Annual Report to Shareholders.

Item 6.  Selected Financial Data.

   The information required by Item 6 is hereby incorporated by reference to Page 40 of the 2001 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by Item 7 is hereby incorporated by reference to Pages 13 through 20 and pages 35 thru 39 of the 2001 Annual Report to Shareholders.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

   The information required by Item 7A is hereby incorporated by reference to Page 20 of the 2001 Annual Report to Shareholders.

Item 8.  Financial Statements and Supplementary Data.

   The information required by Item 8 is hereby incorporated by reference to Pages 21 through 34 and page 40 of the 2001 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

   The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 7, 2002, which the Company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

Item 11.  Executive Compensation

   The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 7, 2002, which the Company has filed with the Commission pursuant to Regulation l4A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   The information required by Item 12 is incorporated by reference to the definitive proxy statement dated March 7, 2002, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions

   The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 7, 2002, which the Company has filed with the Commission pursuant to Regulation 14A.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) (1) The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in common shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999 and the report thereon of Deloitte & Touche LLP dated January 18, 2002 appearing on Pages 21 through 34 of Crane Co.'s 2001 Annual Report to Shareholders which will be furnished with the definitive proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference

     (2) Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions, or are inapplicable or the information is shown in the financial statements and related notes.

     (3) Exhibits: Exhibit 11  Computation of net income per share.
               Exhibit 13 Annual Report to shareholders for the year ended December 31, 2001.
               Exhibit 21  Subsidiaries of the Registrant.
               Exhibit 23  Independent auditors' consent.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

         Indentures:

         (a) There is incorporated by reference herein:

             (1) Preferred Share Purchase Rights Agreement contained in Exhibit
                 1 to the Company's Report on Form 8-K filed with the Commission on July 6, 1998.

         (b) There is incorporated by reference herein:

             (1) Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4.1 to the Company's report on Form 8-K filed with the Commission on September 16, 1998.

    (10) Material Contracts:

       (iii) Compensatory Plans

         There is incorporated by reference herein:

         (a) The forms of Employment/Severance Agreement between the Company and certain executive officers (Form 1) and (Form 11) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

         (h) The employment agreement with Eric C. Fast contained in Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         (i) The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         (j) The employment agreement with Robert S. Evans contained in Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

                                               CRANE CO.
                                               (Registrant)

                                               By:         M. L. RAITHEL
                                                   -----------------------------
                                                           M. L. Raithel
                                                    Vice President-Finance and
                                                      Chief Financial Officer
                                                           Date 3/22/02

   Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   OFFICERS


              E. C. FAST                            M.L. RAITHEL
  ----------------------------------     ----------------------------------
              E. C. Fast                           M. L. Raithel
         President and Chief                 Vice President-Finance and
   Executive Officer and a Director           Chief Financial Officer
             Date 3/22/02                 (Principal Financial Officer and
                                           Principal Accounting Officer)
                                                    Date 3/22/02

                                   DIRECTORS


         R.S. EVANS                 E.T. BIGELOW, JR.                R.S. FORTE'
--------------------------    --------------------------    --------------------------
         R.S. Evans                 E.T. Bigelow, Jr.                R.S. Forte'
        Date 3/22/02                  Date 3/22/02                  Date 3/22/02

        D.R. GARDNER                    J. GAULIN           --------------------------
--------------------------    --------------------------             W.E. Lipner
         D.R.Gardner                    J. Gaulin                   Date 3/22/02
        Date 3/22/02                  Date 3/22/02

         D.C. MINTON                C.J. QUEENAN, JR.               J.L.L. TULLIS
--------------------------    --------------------------    --------------------------
         D.C. Minton                C.J. Queenan, Jr.               J.L.L. Tullis
        Date 3/22/02                  Date 3/22/02                  Date 3/22/02