Form 10-Q
period 2002-03-31
CRANE CO /DE/
filed 2002-05-15
CIK 25445

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended                 March 31, 2002

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


                       (203) 363-7300
     (Registrants telephone number, including area code)


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

                      Yes    X               No


The number of shares outstanding of the issuers classes of common stock, as of April 30, 2002:
                Common stock, $1.00 Par Value   59,762,046 shares

Part I - Financial Information
Item 1.  Financial Statements

                                                      Crane Co. and Subsidiaries
                                                   Consolidated Statements of Income
                                               (In Thousands, Except Per Share Amounts)
                                                              (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2002              2001
Net Sales                                                       $371,545         $379,283

Operating Costs and Expenses:
  Cost of sales                                                  247,563          248,954
  Selling, general and
    administrative                                                75,166           71,502
  Depreciation and amortization                                   12,002           21,492
                                                                 334,731          341,948

Operating Profit                                                  36,814           37,335

Other Income (Expense):
  Interest income                                                    450              355
  Interest expense                                                (4,491)          (4,779)
  Miscellaneous - net                                             (1,732)          (1,713)
                                                                  (5,773)          (6,137)

Income Before Taxes                                               31,041           31,198
Provision for Income Taxes                                        10,244           10,919
Net Income                                                      $ 20,797         $ 20,279


Basic Net Income Per Share                                          $.35             $.34
Average Basic Shares Outstanding                                  59,786           60,212

Diluted Net Income Per Share                                        $.35             $.33
Average Diluted Shares Outstanding                                60,188           60,774

Dividends Per Share                                                 $.10             $.10

                        See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)

                                                                                (Unaudited)
                                                                                 March 31,                     December 31,
                                                                         2002                  2001                2001
Assets
Current Assets:
  Cash and cash equivalents                                              $ 12,969              $ 2,557            $ 21,163

  Accounts receivable                                                     232,199              229,330             217,636

  Inventories:
    Finished goods                                                         69,565               84,511              68,421
    Finished parts and subassemblies                                       63,728               50,889              64,965
    Work in process                                                        28,693               27,633              28,990
    Raw materials                                                          74,428               72,355              81,814
                                                                          236,414              235,388             244,190

  Other Current Assets                                                     38,148               39,473              40,268

    Total Current Assets                                                  519,730              506,748             523,257

Property, Plant and Equipment:
  Cost                                                                    645,448              588,586             636,272
  Less: accumulated depreciation                                          375,066              346,831             360,479
                                                                          270,382              241,755             275,793

Other Assets                                                               70,804               39,894              72,622

Intangibles                                                                44,567               40,993              41,970
Goodwill                                                                  375,545              315,281             378,473

                                                                       $1,281,028           $1,144,671          $1,292,115

                                            See Notes to Consolidated Financial Statements


Part I - Financial Information
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                      Consolidated Balance Sheets
                                          (In Thousands, Except Share and Per Share Amounts)
                                                                                        (Unaudited)
                                                                                     March 31,                   December 31,
                                                                            2002                 2001                2001
Liabilities and Shareholders Equity
Current Liabilities:
  Current maturities of long-term debt                                     $  375               $  325              $  375
  Loans payable                                                             2,402               13,686               1,443
  Accounts payable                                                         94,702               94,272              84,707
  Accrued liabilities                                                     126,927              107,435             136,690
  U.S. and foreign taxes on income                                         29,409               23,477              25,924
    Total Current Liabilities                                             253,815              239,195             249,139

Long-Term Debt                                                            279,617              220,245             302,368

Deferred Income Taxes                                                      17,209               28,004              20,888

Other Liabilities                                                          21,042               22,411              22,911

Accrued Postretirement Benefits                                            27,548               29,180              27,694

Accrued Pension Liability                                                  18,501               10,702              17,820

Preferred Shares, par value $.01                                              -                    -                   -
   5,000,000 shares authorized

Common Shareholders Equity:
  Common stock, par value $1.00                                            72,426               72,426              72,426
   200,000,000 shares authorized,
    72,426,139 shares issued
  Capital surplus                                                         105,517              101,144             103,754
  Retained earnings                                                       802,356              739,391             789,244
  Accumulated other comprehensive loss                                    (40,449)             (38,581)            (34,461)
  Common stock held in treasury                                          (276,554)            (279,446)           (279,668)
    Total Common Shareholders Equity                                      663,296              594,934             651,295
                                                                       $1,281,028           $1,144,671          $1,292,115

Common Stock Issued                                                        72,426               72,426              72,426
Less Common Stock held in Treasury                                        (12,587)             (12,775)            (12,736)
Common Stock Outstanding                                                   59,839               59,651              59,690

                                            See Notes to Consolidated Financial Statements

Part I - Financial Information (Contd.)
Item 1. Financial Statements

                                                      Crane Co. and Subsidiaries
                                                 Consolidated Statements of Cash Flows
                                                            (In Thousands)
                                                              (Unaudited)
                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        2002              2001
Operating activities:
  Net income                                                                          $20,797          $20,279
  Depreciation                                                                         10,305            9,304
  Amortization                                                                          1,697            6,056
  Non-cash special charges   stock based retirement costs                                   -            6,132
  Deferred income taxes                                                                 1,941              714
  Cash used for operating working capital                                              (6,167)         (15,264)
  Other                                                                                (1,496)           1,938
Total provided by operating activities                                                 27,077           29,159
Investing activities:
  Capital expenditures                                                                 (6,479)          (5,988)
  Payments for acquisitions                                                            (1,650)          (7,738)
  Proceeds from disposition of capital assets                                             462              167
Total used for investing activities                                                    (7,667)         (13,559)
Financing activities:
  Equity:
    Dividends paid                                                                     (5,983)          (6,025)
    Reacquisition of shares-open market                                                     -          (26,803)
    Reacquisition of shares-stock incentive programs                                     (273)          (1,365)
    Stock options exercised                                                             1,011            3,945
      Net equity                                                                       (5,245)         (30,248)
  Debt
    Proceeds from issuance of long-term debt                                              103            7,068
    Repayments of long-term debt                                                      (22,954)                -
    Net increase (decrease) in short-term debt                                            630             (121)
      Net debt                                                                        (22,221)           6,947
Total used for financing activities                                                   (27,466)         (23,301)
Effect of exchange rate on cash and cash equivalents                                     (138)            (668)
Decrease in cash and cash equivalents                                                  (8,194)          (8,369)
Cash and cash equivalents at beginning of period                                       21,163           10,926
Cash and cash equivalents at end of period                                           $ 12,969         $ 2, 557
Detail of Cash Provided by (Used for) Operating Activities
  Working capital:
    Accounts receivable                                                              $(15,985)        $(23,385)
    Inventories                                                                         6,735             (969)
    Other current assets                                                                 (630)          (1,400)
    Accounts payable                                                                   10,486            2,787
    Accrued liabilities                                                               (10,313)           4,130
    U.S. and foreign taxes on income                                                    3,540            3,573
      Total                                                                          $ (6,167)        $(15,264)
Supplemental disclosure of cash flow information:
  Interest paid                                                                        $3,772           $5,322
  Income taxes paid                                                                     6,759            7,499
                                            See Notes to Consolidated Financial Statements

Part I - Financial Information (Contd.)

             Notes to Consolidated Financial Statements (Unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. Certain prior period amounts have been reclassified to conform to the 2002 presentation. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company s Annual Report on Form 10-K for the year ended December 31, 2001.

2.      Net Sales, gross profit and operating profit by segment are as follows:

                                                  Three Months Ended
                                                       March 31,
                                                  2002              2001
(In Thousands)
Net Sales:
Aerospace                                       $ 82,454         $ 99,375
Engineered Materials                              67,147           76,721
Merchandising                                     42,976           57,703
Fluid Handling                                   163,128          116,386
Crane Controls                                    15,857           29,775
Intersegment Elimination                             (17)            (677)
                Total                           $371,545         $379,283

Gross Profit:
Aerospace                                       $ 33,187         $ 45,080
Engineered Materials                              18,316           18,495
Merchandising                                     13,788           20,412
Fluid Handling                                    43,962           29,016
Crane Controls                                     6,363            9,830
Goodwill Amortization                                  -           (4,320)
Intersegment Elimination                            (12)               46
                Total                          $115,604          $118,559

Operating Profit (Loss):
Aerospace                                       $15,370           $25,166
Engineered Materials                             11,016            10,029
Merchandising                                     4,377             9,514
Fluid Handling                                   12,217             7,898
Crane Controls                                      795               433
Corporate                                        (6,917)          (11,411)
Goodwill Amortization                                 -            (4,320)
Intersegment Elimination                            (44)               26
                Total                         $  36,814         $  37,335

Part I - Financial Information (Contd.)

             Notes to Consolidated Financial Statements (Unaudited)


3.   Inventories
     Inventories are stated at the lower of cost or market, principally on the last-in, first-out (LIFO) method of inventory valuation. Replacement cost would be higher by $18.0 million at March 31, 2002, $22.1 million at March 31, 2001, and $18.9 million at December 31, 2001.

4.   Goodwill and  Intangible  Assets
     Goodwill is the excess of purchase price over fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not being amortized in 2002 in accordance with the provisions of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. Intangible assets, primarily relating to tradenames, patents and drawings, are amortized on a straight-line basis over their estimated useful lives which range from five to twenty years. Accumulated amortization was $25.1 million at March 31, 2002, $23.6 million at March 31, 2001 and $24.2 million at December 31, 2001.

5.  SFAS 142 Transitional Reporting Requirements

     In accordance with SFAS 142, prior period earnings were not restated, reconciliation of the previously reported net income and earnings per share for the three months ended March 31, 2001 to the amounts adjusted for the reduction of amortization expense, net of related income tax effect, is as follows:

                                                             Three months ended
                                                                 March 31,
                                                          ---------------------
                                                             2002        2001
                                                          ----------  ---------

Net income, as reported                                   $   20,797  $  20,279
Add back: goodwill amortization, net of income taxes               -      4,106
                                                          ----------  ---------
Net income, adjusted                                      $   20,797  $  24,385
                                                          ==========  =========
Basic earnings per share:
  Net income, as reported                                 $     0.35  $    0.34
  Add back: goodwill amortization, net of income taxes             -       0.07
                                                          ----------  ---------
Net income, adjusted                                      $     0.35  $    0.41
                                                          ==========  =========

Diluted earnings per share:
  Net income, as reported                                 $     0.35  $    0.33
  Add back: goodwill amortization                                  -       0.07
                                                          ----------  ---------
Net income, adjusted                                      $     0.35   $   0.40
                                                          ==========   ========

The Company has adopted SFAS 142 effective January 1, 2002. SFAS 142 requires the discontinuance of amortization of goodwill and intangible assets with indefinite useful lives, but requires instead that they be tested for impairment at least annually in accordance with the provisions of SFAS 142. In addition, SFAS 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for -7-

Part I - Financial Information (Contd.)

purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test as of January 1, 2002 no later than June 30, 2002. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company s statement of income.

As of March 31, 2002, the Company has unamortized goodwill of $376 million and intangible assets of $45 million including $7.5 million of tradenames with indefinite useful lives. Goodwill amortization was $4.3 million for the three months ended March 31, 2001. Amortization expense related to intangible assets was $.9 million for the three months ended March 31, 2002 and 2001 and is expected to range from approximately $3.0 million to $3.5 million each year between 2003 and 2007.

     The initial transitional goodwill impairment test will be completed, as required, by the end of the second quarter and any impairment loss reflected as a change in accounting in 2002.


Changes to goodwill and intangible assets during the quarter ended March 31, 2002, including the effects of adopting the new accounting standard, follow.

                                                Goodwill     Intangible assets
Balance at December 31, 2001, net of
 accumulated amortization                       $378,473        $41,970
Intangible assets reclassified out of goodwill    (3,180)         3,180
Additions during the period                        1,157            500
Translation and other adjustments                   (905)          (160)
Amortization expense                                   -           (923)
                                                --------        -------
Balance at March 31, 2002, net of
 accumulated amortization                       $375,545        $44,567
                                                ========        =======


Effective January 1, 2002, Crane Co. adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement amends previous accounting and disclosure requirements for impairments and disposals of long-lived assets. The adoption of SFAS 144 has not had a significant impact on the company s financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. Crane Co. must adopt this standard on January 1, 2003. Management is currently assessing the details of the standard and is preparing a plan of implementation.

Part I - Financial Information (Contd.)

6. Total comprehensive income for the three-month period ended March 31, 2002 and 2001 was as follows:

(In thousands)                                    Three Months Ended
                                                       March 31,
                                                 2002            2001

Net Income                                          $20,797         $20,279
Foreign currency translation adjustments             (5,988)         (7,485)
Comprehensive Income                                $14,809         $12,794


Item 2.        Managements Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

This 10Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Results from Operations

First Quarter of 2002 Compared to First Quarter of 2001

Net income for the first quarter of 2002 was $20.8 million, or $.35 per diluted share, compared with $20.3 million, or $.33 per diluted share for the first quarter of 2001. The 2001 results included a special non-cash charge of $6.1 million pre-tax ($4.0 million after-tax or $.07 per diluted share outstanding) resulting from the retirement of R. S. Evans as the Company s Chief Executive Officer and represents stock-based retirement costs that previously were being amortized to an anticipated retirement at age 65.

Operating profit for the first quarter of 2002 was $36.8 million on sales of $371.5 million compared with $37.3 million on sales of $379.3 million for the first quarter of 2001. Operating profit for 2001 included the $6.1 million non-cash special charge ($.07 per share after tax) representing nonrecurring stock-based retirement costs of the Company s former Chief Executive Officer and $4.3 million of goodwill amortization ($.07 per share after tax).

Operating profit discussions throughout this release (except where indicated) compare the current year, which eliminates goodwill amortization as of January 1, 2002 upon adoption of mandatory new accounting requirements, to the prior year as reported which includes goodwill amortization. The initial transitional goodwill impairment test will be completed, as required, by the end of the second quarter and any impairment loss reflected as a change in accounting in 2002.

Order backlog at March 31, 2002 totaled $425.3 million declining $108.0 million, or 20.3%, from March 31, 2001 and declining 8.1% from December 31, 2001, reflective of the sharp decline in the commercial and general aviation markets and fulfillment of orders in 2001 for coin-changing and coin-validation equipment for the Euro conversion.


Net sales from domestic businesses were 71% of the quarter s total net sales in 2002 and the same for the three-month period of 2001. Operating profit from domestic businesses was 71% and 68% (73% before the special charge) of total operating profit for 2002 and 2001, respectively. Operating profit margins for domestic businesses were 9.5% in 2002 compared with 9.4% in 2001 (11.7% before the special charge). Operating profit margins for non-US businesses were 10.9% in 2002 and 2001.
                                                                  -9-

Item 2.        Managements Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002


     Aerospace sales of $82.5 million were $16.9 million, or 17%, lower for the first quarter of 2002 compared with the first quarter of 2001. Operating profit of $15.4 million decreased $9.1 million, or 37%, in the first quarter of 2002 while margins declined to 18.6% from 24.6% for the comparable period last year. These results were principally due to a 27% decline in high-margin aftermarket spares shipments coupled with reduced shipments to OEM customers in the commercial and general aviation markets. Shipments exceeded new orders by $24.0 million as the backlog declined to $226.3 million from $250.3 million at December 31, 2001. Aerospace orders remain weak. Although Aerospace orders improved 8% from the weak fourth quarter 2001 levels, they were 45% below the first quarter of 2001. While evidence of a recovery in the airline industry has been reported, we have yet to see the improvement in our order book. This business continues to invest in new product development focused on safety and reduced cost of ownership for airlines, while continuing to exercise strict cost control and to size its workforce to current business conditions. Management continues to expect an operating profit decline of approximately 30% for 2002 (excluding goodwill amortization from both periods).

     Engineered Materials sales of $67.1 million decreased $9.6 million, or 12%, for the first quarter of 2002 compared with the first quarter of 2001 primarily due to the absence of $9 million of sales from the Canadian plumbing business, which was sold in the third quarter of 2001. Segment operating profit increased $2.6 million, or 31%, to $11.0 million in the first quarter of 2002 versus $8.4 million in the first quarter of 2001, and margins improved to 16.4% compared to 11.0% for last year s first quarter. This improvement was driven by Kemlite s increased shipments to the RV market, cost reduction initiatives and the absence of losses from the plumbing business. Partly offsetting these favorable impacts were reduced profits at Resistoflex reflecting continued weakness in the chemical process industry. The favorable comparison also reflects $1.6 million of goodwill amortization in the first quarter of 2001. Order backlog at March 31, 2002 was $19.8 million, an increase of $1.2 million, or 6%, from March 31, 2001 and an increase of $4.7 million from December 31, 2001 reflecting strong performance of the Company s products in the RV marketplace. Management continues to expect operating results for 2002 to remain flat (excluding goodwill amortization from both periods) as improvements from the RV market are expected to offset the impacts from depressed transportation and chemical process markets.


     Merchandising Systems sales of $43.0 million were $14.7 million, or 26%, lower for the first quarter of 2002 compared with the first quarter of 2001. Segment operating profit was $4.4 million, a 50% decline from prior year, because of sharply lower sales at NRI reflecting the completion of the Euro conversion. Operating profit margins were 10.2% in the first quarter of 2002 compared with 15.3% in the first quarter of 2001 as a result of lower volume. National Vendors returned to profitability in the first quarter on sales which were 17% below the prior year level, as a result of strong cost containment efforts. This business continued to strengthen its management team and invest in new products during the quarter. NRI was solidly profitable as it continued to resize its business in line with the anticipated lower sales. Order backlog at March 31, 2002 was $22.3 million which decreased $55.4 million from March 31, 2001 a result of the completion of the Euro conversion. Management continues to expect operating results to be 50% to 60% lower for 2002 (excluding goodwill amortization from both periods). This decline reflects the completion of the Euro conversion in 2001 somewhat offset by slight improvement in the domestic automated merchandising market in 2002.

Item 2.         Managements Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

     Fluid Handling sales of $163.1 million increased $46.7 million, or 40%, for the first quarter of 2002 compared with the first quarter of 2001. Operating profit increased $5.2 million ($4.3 million excluding goodwill amortization in
2001) to $12.2 million in the first quarter of 2002 versus $7.0 million in the first quarter of 2001. Excluding acquisitions, sales were down 6% but operating profits increased. Operating profit margins were favorable at 7.5% in the first quarter of 2002 compared with 6.8% (excluding goodwill amortization) in the comparable prior year period. Crane s valve business sales totaled $114.5 million, an increase of $51.7 million, due to acquisitions. Excluding acquisitions, valve sales were down 2% as higher shipments to the power and marine markets were more than offset by lower sales in Crane s short-cycle distribution businesses. Valve operating profit showed strong improvement (excluding acquisitions and goodwill amortization in 2001) on the lower revenues as a result of improved operating efficiencies. Sales in our short-cycle pump business were down 18%, generating margins in the 7% range. Crane Supply sales were up slightly from the prior year level with improved margins reflecting management s continued focus on optimizing product profitability. Order backlog at March 31, 2002 was $138.5 million, an increase of $36.6 million, or 36%, from March 31, 2001 reflecting the addition of Xomox and Crane Process Flow Technologies. Operating results for 2002 are expected to improve significantly from 2001 due to margin improvement initiatives, the full year impact of 2001 acquisitions and strong order backlog in power generation and marine markets (excluding goodwill amortization from both periods).

     Controls sales of $15.9 million decreased $13.9 million, or 47%, for the first quarter of 2002 compared with the first quarter of 2001. The decrease was largely due to the absence of Ferguson, which now as a joint venture is recorded under the equity method of accounting by which Crane s share of profits is included in the miscellaneous-net line of the income statement, and the absence of Powers Process Controls which was sold in September 2001. Operating profit increased $.8 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to the exclusion of Ferguson in segment results, as noted above, which operated at a loss in the first quarter of last year. Operating results for 2002 are expected to increase over 2001 (excluding goodwill amortization from both periods) reflecting the elimination of $2.1 million of losses in 2002 incurred under the prior Ferguson business model in 2001 and stable 2002 results at the remaining businesses.

Liquidity and Capital Resources

For the three period ended March 31, 2002, the Company generated $27.1 million of cash from operating activities, versus $29.2 million in 2001. Net debt totaled 28.9% of capital at March 31, 2002 compared with 28.0% at March 31, 2001. The current ratio at March 31, 2002 was 2.0 with working capital totaling $265.9 million compared with 2.1 and $267.6 at March 31, 2001. The Company had unused credit lines of $390.7 million available at March 31, 2002. During the first three months of 2002, the Company paid $6.0 million in dividends and decreased debt by $22.2 million.

The Company s cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest rate swap agreements and forward exchange contracts. Of the $279.6 million in long-term debt outstanding at March 31, 2002, $200 million was at a fixed rate of interest ranging from 6.75% to 8.50%. The remaining $79.6 million is at a floating rate of interest presently 2.23% at March 31, 2002. In February 2002, the Company entered into a two year interest rate swap agreement with JPMorganChase Bank which converts $100 million of 8.5% fixed rate debt to LIBOR plus 4.985%. The swap agreement terminates on March 15, 2004. At March 31, 2002 the amounts outstanding for forward exchange contracts were not material. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.
                                                                 -11-

Part II - Other Information

Item 1.   Legal Proceedings

          There have been no material developments in any of the legal proceedings described in the Company s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.   Submission of Matters to a vote of Security Holders

     A)   The Annual Meeting of shareholders was held on April 22, 2002.


     B) The following three Directors were re-elected to serve for three years until the Annual Meeting of 2005.

                      Mr. E.Thayer Bigelow, Jr.
                              Vote for                  -   53,219,972
                              Vote withheld             -      743,127

                      Mr. Jean Gaulin
                              Vote for                  -   53,210,808
                              Vote withheld             -      752,291

                      Mr. Charles J. Queenan, Jr.
                              Vote for                  -   52,484,759
                              Vote withheld             -    1,478,537


     C) The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2002.

                              Vote for                  -   52,253,603
                              Vote against              -    1,357,250
                              Abstained                 -      352,443


     D) The shareholders rejected the adoption of the MacBride Principles in reference to the Company s operations in Northern Ireland.

                              Vote for                  -    5,933,922
                              Vote against              -   39,987,451
                              Abstained                 -    8,041,923




Item 6. Exhibits and Reports on Form 8-K

          There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                           CRANE CO.
                                                          REGISTRANT



Date May 14,2002                 By /s/       M. L. Raithel
                                              M. L. Raithel
                                        Vice President and Chief
                                            Financial Officer




Date May 14,2002                 By /s/       J.Atkinson Nano
                                              J.Atkinson Nano
                                        Vice President, Controller