Form 10-Q
period 2002-06-30
CRANE CO /DE/
filed 2002-08-13
CIK 25445

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 1-1657

CRANE CO.
(Exact name of registrant as specified in its charter)

Delaware	13-1952290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place, Stamford, CT.	06902
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code (203) 363-7300

(Former name, former address and former fiscal year, if changed since last report)
(Not Applicable)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2002:

Common stock, $1.00 Par Value – 59,817,802 shares

Part I – Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Income
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$391,613	$409,034	$763,158	$788,317
Operating costs and expenses:
Cost of sales	258,169	267,441	505,732	516,395
Selling, general and administrative	77,773	72,220	152,939	143,722
Depreciation and amortization	12,372	14,186	24,374	35,678

	348,314	353,847	683,045	695,795

Operating profit	43,299	55,187	80,113	92,522

Other income (expense):
Interest income	158	118	608	473
Interest expense	(4,153)	(5,151)	(8,644)	(9,930)
Miscellaneous – net	360	(211)	(1,372)	(1,924)

	(3,635)	(5,244)	(9,408)	(11,381)

Income before income taxes and cumulative effect of a change in accounting principle	39,664	49,943	70,705	81,141
Provision for income taxes	13,101	17,480	23,344	28,399

Income before cumulative effect of a change in accounting principle	26,563	32,463	47,361	52,742
Cumulative effect of a change in accounting principle	—	—	(28,076)	—

Net income	$26,563	$32,463	$19,285	$52,742

Basic net income per share:
Income before cumulative effect of a change in accounting principle	$.44	$.54	$.79	$.88
Cumulative effect of a change in accounting principle	—	—	(.47)	—

Net income	$.44	$.54	$.32	$.88

Average basic shares outstanding	59,808	59,611	59,791	59,949
Diluted net income per share:
Income before cumulative effect of a change in accounting principle	$.44	$.54	$.79	$.87
Cumulative effect of a change in accounting principle	—	—	(.47)	—

Net income	$.44	$.54	$.32	$.87

Average diluted shares outstanding	60,371	60,240	60,270	60,553
Dividends per share	$.10	$.10	$.20	$.20

See Notes to Consolidated Financial Statements

Part I – Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,		December 31,
	2002	2001	2001
Assets
Current Assets
Cash and cash equivalents	$21,886	$13,151	$21,163
Accounts receivable	243,603	277,703	217,636
Inventories:
Finished goods	66,701	90,718	68,421
Finished parts and subassemblies	57,577	58,956	64,965
Work in process	26,998	36,961	28,990
Raw materials	75,845	95,578	81,814

	227,121	282,213	244,190

Other Current Assets	38,258	42,226	40,268

Total Current Assets	530,868	615,293	523,257
Property, Plant and Equipment:
Cost	669,212	675,675	636,272
Less accumulated depreciation	398,289	408,450	360,479

	270,923	267,225	275,793

Other Assets	76,499	45,959	72,622
Intangibles	44,441	40,217	41,970
Goodwill	389,609	400,157	378,473

	$1,312,340	$1,368,851	$1,292,115

See Notes to Consolidated Financial Statements

(Continued)

Part I – Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30,		December 31,
	2002	2001	2001
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$375	$325	$375
Loans payable	1,066	8,238	1,443
Accounts payable	98,285	104,328	84,707
Accrued liabilities	136,486	134,762	136,690
U.S. and foreign taxes on income	27,280	29,853	25,924

Total Current Liabilities	263,492	277,506	249,139

Long-Term Debt	279,366	377,065	302,368
Deferred Income Taxes	17,231	28,629	20,888
Other Liabilities	20,582	22,983	22,911
Accrued Postretirement Benefits	27,401	28,854	27,694
Accrued Pension Liability	20,817	17,825	17,820
Preferred Shares, par value $.01 5,000,000 shares authorized	—	—	—
Common Shareholders’ Equity:
Common stock, par value $1.00 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426	72,426
Capital surplus	105,517	101,144	103,754
Retained earnings	797,386	763,493	789,244
Accumulated other comprehensive loss	(13,099)	(39,653)	(34,461)
Common stock held in treasury	(278,779)	(281,421)	(279,668)

Total Common Shareholders’ Equity	683,451	615,989	651,295

	$1,312,340	$1,368,851	$1,292,115

Common Stock Issued	72,426	72,426	72,426
Less Common Stock held in Treasury	(12,610)	(12,843)	(12,736)

Common Stock Outstanding	59,816	59,583	59,690

See Notes to Consolidated Financial Statements

Part I – Financial Information (Cont’d.)
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2002	2001
Operating activities:
Net income	$19,285	$52,742
Cumulative effect of a change in accounting principle	28,076	—

Income before cumulative effect of a change in accounting principle	47,361	52,742
Depreciation and amortization	24,374	29,546
Non-cash special charges – stock-based retirement costs	—	6,132
Deferred income taxes	(250)	451
Cash provided from (used for) operating working capital	16,950	(1,374)
Other	(3,335)	(6,076)

Total provided from operating activities	85,100	81,421

Investing activities:
Capital expenditures	(12,377)	(16,968)
Payments for acquisitions	(42,457)	(173,888)
Proceeds from disposition of capital assets	4,004	5,212

Total used for investing activities	(50,830)	(185,644)

Financing activities:
Equity:
Dividends paid	(11,965)	(11,980)
Reacquisition of shares-open market	—	(27,821)
Reacquisition of shares-stock incentive programs	(3,202)	(2,164)
Stock options exercised	4,189	6,266

Net equity	(10,978)	(35,699)
Debt:
Proceeds from issuance of long-term debt	20,857	167,040
Repayments of long-term debt	(44,055)	(11,401)
Net decrease in short-term debt	(856)	(14,135)

Net debt	(24,054)	141,504

Total (used for) provided from financing activities	(35,032)	105,805
Effect of exchange rate on cash and cash equivalents	1,485	643

Increase in cash and cash equivalents	723	2,225
Cash and cash equivalents at beginning of period	21,163	10,926

Cash and cash equivalents at end of period	$21,886	$13,151

Detail of Cash Provided from (Used for) Operating Activities
Working capital:
Accounts receivable	$(13,832)	$(18,816)
Inventories	26,912	4,561
Other current assets	(374)	(924)
Accounts payable	7,432	3,440
Accrued liabilities	(6,668)	511
U.S. and foreign taxes on income	3,480	9,854

Total	$16,950	$(1,374)

Supplemental disclosure of cash flow information:
Interest paid	$5,657	$9,931
Income taxes paid	21,988	18,467

See Notes to Consolidated Financial Statements

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

1.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	Net sales, gross profit and operating profit by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001*	2002	2001*
(In Thousands)
Net Sales:
Aerospace	$82,688	$104,734	$165,142	$204,109
Engineered Materials	74,579	80,864	141,726	157,585
Merchandising	41,222	54,121	84,198	111,824
Fluid Handling	176,370	140,738	339,498	257,124
Controls	16,784	29,340	32,641	59,114
Intersegment Elimination	(30)	(763)	(47)	(1,439)

Total	$391,613	$409,034	$763,158	$788,317

Gross Profit:
Aerospace	$36,894	$47,387	$70,081	$92,467
Engineered Materials	20,479	21,234	38,795	39,730
Merchandising	11,841	17,558	25,629	37,970
Fluid Handling	49,816	38,470	95,123	67,486
Controls	6,795	9,976	13,158	19,807
Corporate	(891)	(974)	(2,248)	(929)

Segment Gross Profit	124,934	133,651	240,538	256,531
Goodwill Amortization	—	(4,436)	—	(8,757)

Total	$124,934	$129,215	$240,538	$247,774

Operating Profit:
Aerospace	$19,829	$27,566	$35,199	$52,732
Engineered Materials	12,950	13,414	23,966	23,444
Merchandising	2,030	7,068	6,407	16,582
Fluid Handling	13,698	13,627	25,915	21,525
Controls	1,248	1,566	2,043	1,999
Corporate	(6,456)	(3,618)	(13,417)	(8,871)

Segment Operating Profit before Special Charge	43,299	59,623	80,113	107,411
Special Charge	—	—	—	(6,132)
Goodwill Amortization	—	(4,436)	—	(8,757)

Total	$43,299	$55,187	$80,113	$92,522

*	Restated to reclassify goodwill amortization from individual segments to enhance comparability

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

3.
Effective January 1, 2002, Crane adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite useful lives are no longer amortized. This Standard also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model was used to determine the fair value of Crane reporting units for purposes of testing goodwill for impairment.

The effects of adopting the new Standard on net income and diluted earnings per share for the three-month and six-month periods ended June 30, 2002 and 2001 are as follows:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2002	2001	2002	2001
Net Income	$26,563	$32,463	$19,285	$52,742
Cumulative effect of a change in accounting principle	—	—	28,076	—

Income, before cumulative effect of a change in accounting principle	26,563	32,463	47,361	52,742
Goodwill amortization, net of tax	—	4,186	—	8,291

Income before cumulative effect of a change in accounting principle and goodwill amortization	$26,563	$36,649	$47,361	$61,033

The after-tax cumulative effect adjustment recognized upon adoption of SFAS No. 142 was $28,076 and resulted from a change in the criteria for the measurement of impairment from an undiscounted to a discounted cash flow method. The reporting segments (units) in which the impairment loss was recognized are as follows:

Merchandising Systems (Streamware)	$7,751
Fluid Handling (Crane Environmental)	4,070
Controls (Barksdale)	16,255

Total	$28,076

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

Changes to goodwill and intangible assets during the six-month period ended June 30, 2002, including the effects of adopting the new accounting standard, follow.

	Six Month Period Ended June 30, 2002
	Goodwill	Intangible Assets
Balance at December 31, 2001, net of accumulated amortization	$378,473	$41,970
Write-off of goodwill recognized in cumulative effect adjustment	(30,267)	—
Additions during the period	35,603	500
Translation and other adjustments	5,800	3,796
Amortization expense	—	(1,825)

Balance at June 30, 2002, net of accumulated amortization	$389,609	$44,441

Goodwill increased $35.6 million during the six-month period ended June 30, 2002 primarily due to the acquisition of Lasco Composites in May 2002 and adjustments to preliminary purchase price allocations from prior periods.

Intangible assets, totaled $44.4 million, net of accumulated amortization of $28.1 million, at June 30, 2002. Of this amount, $7.5 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142. The remaining intangibles relate to customer relationships, patents, and licenses. Amortization expense for intangible assets is expected to be approximately $3.0 million each year between 2003 and 2007.

4.
In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Adoption of SFAS No. 145, relating to extinguishment of debt and certain lease transactions, had no impact on the Company.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

Part I – Financial Information (Cont’d.)

5.
During May 2002, Crane acquired the Lasco Composites business from Tomkins Industries, Inc. Lasco is a manufacturer of fiberglass reinforced plastic panels with sales of approximately $40 million. This acquisition will further expand product offerings in the transportation, building products and recreational vehicle markets and will provide an entry into the industrial market, where the Company’s Kemlite business currently has a small presence. The total purchase price was approximately $44 million in an all cash transaction. The fair value estimates of assets acquired and liabilities assumed will be finalized by the end of the year. The resulting goodwill will be deductible for tax purposes. Proforma results of operations have not been presented because the effects of the acquisition were not material.

6.	Total comprehensive income for the three-month and six-month period ended June 30, 2002 and 2001 was as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net Income	$26,563	$32,463	$19,285	$52,742
Foreign currency translation adjustments	27,350	(1,072)	21,362	(8,557)

Comprehensive Income	$53,913	$31,391	$40,647	$44,185

Part I—Financial Information (Cont’d.)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2002

This 10-Q may contain forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

Results from Operations
Second Quarter of 2002 Compared to Second Quarter of 2001

Net income for the second quarter of 2002 was $26.6 million, or $.44 per share, compared with $32.5 million, or $.54 per share, for the second quarter of 2001. Operating profit for the second quarter of 2002 was $43.3 million on sales of $391.6 million compared with $55.2 million on sales of $409.0 million for the second quarter of 2001. Operating profit for the second quarter of 2001 included $4.4 million of goodwill amortization ($.07 per share after tax).

During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142, “Goodwill and Intangible Assets” and recorded an after-tax charge of $28.1 million or $.47 per share. The adjustment was recorded as of the effective date of adopting SFAS No. 142, which was January 1, 2002.

Order backlog at June 30, 2002 totaled $413 million, $112 million or 21% lower versus June 30, 2001, 11% lower versus December 31, 2001 and 3% lower versus March 31, 2002, continuing to reflect declines in the commercial and general aviation markets and comparison to high prior year coin equipment order levels for the Euro conversion.

Net sales from domestic businesses were 72% of the quarter’s total net sales in 2002 compared with 73% in the same three-month period of 2001. Operating profit from domestic businesses was 80% and 76% of total operating profit for 2002 and 2001, respectively. Operating profit margins for domestic businesses were 12.4% in 2002 compared with 14.0% in 2001. Operating profit margins for non-US businesses were 7.7% in 2002 versus 12.2% in 2001 principally due to lower 2002 results at the Company’s German coin validator business.

Acquisition

On May 24, 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc., a subsidiary of Tomkins plc. for a total purchase price of approximately $44 million. Lasco Composites is a manufacturer of fiberglass reinforced plastic panels with annual sales of approximately $40 million.

Market Conditions

As expected, the downturn in the aerospace market and the completion of the equipment orders for the Euro conversion resulted in operating profit performance down from the prior year. Market conditions in the chemical processing industry (CPI) and automated merchandising markets remain difficult, although partially offset by strength in the recreational vehicle (RV) market.

Part I—Financial Information (Cont’d)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2002

Aerospace sales of $82.7 million were $22.0 million, or 21% lower, compared with the second quarter 2001. Operating profit of $19.8 million was $7.7 million, or 28%, lower than the second quarter of 2001 reflecting continued weakness in the aerospace sector. However, operating profit margins remained strong at 24.0% in the second quarter of 2002, reflecting disciplined cost initiatives and excellent results at Interpoint. Interpoint’s results were strong with operating profit double the prior year level as a result of favorable product mix and increased leverage of its lower cost Taiwan facility. Overall, the Group’s commercial aerospace and aftermarket orders remain weak. Aerospace orders in the second quarter of 2002 were 32% below the prior year level.

Engineered Materials sales of $74.6 million were $6.3 million, or 8%, lower compared to the second quarter of 2001. On a comparable basis, sales were down 3%, before acquisitions and the divesture of the plumbing business in Canada. Second quarter 2002 sales include $3.9 million of incremental sales from the May 2002 acquisition of Lasco Composites and $2.3 million for Resistoflex GmbH, acquired in July 2001. Segment operating profit decreased $.5 million, or 3%, to $13.0 million in the current quarter compared with the second quarter of 2001, while margins improved to 17.4% compared to 16.6% versus the prior year quarter. The sales and margin improvement continues to be driven by Kemlite on the strength of the RV market. Resistoflex more than offset these favorable impacts as a result of the weakness in the chemical process industry. Included in second quarter 2002 results were $.8 million in costs as a result of Resistoflex’s decision to consolidate its Bay City, MI facility into its Marion, NC facility. Resistoflex expects to incur an additional $1 million of costs in the second half of the year associated with this consolidation.

Merchandising Systems sales of $41.2 million were $12.9 million or 24% lower versus the second quarter of 2001. Segment operating profit was $2.0 million or 71% lower than the prior year, reflecting the decline in operating profits at NRI as a result of completion of equipment orders for the Euro conversion in 2001. Operating profit margins were 4.9% in the second quarter of 2002 compared with 13.1% in the second quarter of 2001 as a result of lower volume. Crane Merchandising Systems’ operating margins improved on a 3% decline in shipments, as the company continued to improve its cost position. NRI continues to resize its business and operated at a slight operating loss, on a 64% decline in sales versus the second quarter of 2001.

Fluid Handling sales of $176.4 million increased $35.6 million, or 25%, for the quarter compared with the second quarter of 2001. Xomox, acquired in 2001, had sales of $34 million in the current quarter. Operating profit of $13.7 million was even with the second quarter of 2001. Operating profit margins declined to 7.8% versus 9.7% in the prior year quarter from lower valve margins. Valve sales totaled $120.7 million, an increase of $33.7 million, entirely due to the Xomox acquisition. Valve margins overall were 8.1% in the current quarter versus 11.3% in the prior year. The margin decline resulted from a sharp decline in the higher margin nuclear and commercial valve services revenue, as a result of a smaller number of site outages in the current quarter impacting operating results by $2 million. Valve margins continued to be negatively impacted by the weak chemical process industry which affected Xomox and Crane Process Flow Technologies results. Sales in our short-cycle pump business were down 4%, while operating profits increased 5% and margins improved to 9.9% in the current quarter compared to 9.1% in the second quarter of 2001. Crane Supply continues to execute its maintenance and repair market strategy with sales increases of 13% versus the second quarter of 2001 and margin improvement to 7.7% from 6.6% versus the same prior period.

Part I—Financial Information (Cont’d)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2002

Controls sales of $16.8 million decreased $12.6 million, or 43%, and operating profit declined $.3 million for the second quarter of 2002 compared with the second quarter of 2001. On a comparable basis, excluding prior year sales of Ferguson (now a joint venture recorded under miscellaneous-net income) and Powers Process Controls (sold September 2001), sales decreased $1.0 million or 6% and operating profit decreased $.5 million. Stable results at Barksdale were offset by very weak shipments at Azonix/Dynalco, which is heavily dependent on the oil and gas industry.

Corporate expenses were higher by $2.8 million for the second quarter of 2002 compared with the second quarter 2001 primarily due to the 2001 cancellation of performance-based restricted stock which failed to vest.

Financial Position

Crane’s financial position remains strong. Net debt to capital was 27.5% at June 30, 2002 compared with 28.9% at March 31, 2002 and 30.3% at December 31, 2001. Crane generated $58.0 million in cash flow from operating activities and received an additional $3.5 million from asset sales in the second quarter of 2002. During the second quarter of 2002, the Company re-deployed these resources on the $44 million acquisition of Lasco, $6 million in capital equipment spending, payment of a $6 million dividend to shareholders and by further reducing borrowings.

Part I—Financial Information (Cont’d)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2002

Results from Operations
Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Year-to-date, operating profit was $80.1 million on sales of $763.2 million, compared with $92.5 million on sales of $788.3 million for the same period of 2001. Operating profit for the first half of 2001 included a $6.1 million non-cash special charge ($.07 per share after tax) as previously reported and $8.8 million ($.14 per share after tax) for goodwill amortization. During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142, “Goodwill and Intangible Assets” and recorded an after-tax charge of $28.1 million or $.47 per share. The adjustment was recorded as of the effective date of adopting SFAS No. 142, which was January 1, 2002. Year-to-date income before cumulative effect of a change in accounting principle was $47.4 million, or $.79 per share, compared with $52.7 million, or $.87 per share, for the same period of 2001. Net income was $19.3 million, or $.32 per share, compared with $52.7 million, or $.87 per share, for the same six month period of 2001.

Net sales from domestic businesses were 71% of total net sales in 2002 compared with 75% in the same six-month period of 2001. Operating profit from domestic businesses was 75% and 74% of total operating profit for 2002 and 2001, respectively. Operating profit margins for domestic businesses were 11.0% in 2002 compared with 12.5% in 2001. Operating profit margins for non-US businesses were 9.3% in 2002 versus 12.7% in 2001 principally due to lower 2002 results at the Company’s German coin validator business.

Aerospace sales of $165.1 million for the six months ended 2002 were $39.0 million, or 19% lower, compared with the same period in 2001. Operating profit of $35.2 million was $17.5 million, or 33%, lower than the six months ended 2001 and margins declined to 21.3% from 25.8% for the comparable period last year. The segment’s commercial aerospace and aftermarket orders remain weak. Aerospace orders for the six months ended 2002 were 38% below the comparable prior year level. Although Aerospace orders improved 29% in the second quarter 2002 from the weak first quarter 2002 levels, they were 32% below the second quarter of 2001. Shipments exceeded new orders by $31 million in the first half of 2002, as the backlog declined to $219 million as of June 30, 2002 versus $250 million at December 31, 2001 and $226.3 million at March 31, 2002. This business continues to invest in new product development focused on safety and reduced cost of ownership for airlines, while continuing to exercise strict cost control and to size its workforce to current business conditions. Management continues to expect an operating profit decline from the 2001 level of approximately 30% for 2002.

Engineered Materials sales decreased $15.9 million or 10% to $141.7 million for the six months of 2002 compared with the six months of 2001 due to the absence of $19.5 million of sales from the Canadian plumbing business, which was sold in the third quarter of 2001. Segment operating profit increased $.5 million, or 2% to $24.0 million for the six months ended June 30, 2002. Operating profit margins were 16.9% in 2002 compared with 14.9% in 2001 for the six-month period. Kemlite’s sales increased $3.8 million to $113.5 million and operating profit increased $3.4 million for the six months of 2002 compared with the six months of 2001 due to higher volume resulting from the Lasco acquisition and the strong RV market, cost reduction initiatives and the absence of losses from the plumbing business. Offsetting these favorable impacts were reduced profits at Resistoflex reflecting continued weakness in the chemical process industry. Order backlog at June 30, 2002 was $24.0 million, an increase of $4.2 million from March 31, 2002, and an $8.9 million, or 59%, increase from December 31, 2001. Management continues to expect operating results for full year 2002 to remain flat, as improved Kemlite performance is expected to be offset by the weak chemical process market and costs for plant consolidation at Resistoflex.

Part I—Financial Information (Cont’d)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2002

Merchandising Systems sales of $84.2 million were $27.6 million, or 25%, lower for the six months ended June 30, 2002 compared with the comparable period last year. Segment operating profit was $6.4 million compared to $16.6 million for the prior year, a 61% decline because of sharply lower sales at NRI reflecting the completion of the Euro conversion in 2001. Operating profit margins were 7.6% in the first six months of 2002 compared with 14.8% in the first six months of 2001 as a result of the impact of the lower volume. Crane Merchandising Systems’ operating profit was only 5% below prior year while sales declined by 11% as a result of strong cost containment efforts. NRI was profitable on a year-to-date basis as it continued to resize its business in line with the anticipated lower sales. New orders for coin handling equipment in Europe remain extremely weak, as NRI’s customers continue to work off inventories purchased in 2001 in anticipation of demand for the Euro conversion. Order backlog at June 30, 2002 was $16.9 million which decreased $5.5 million from March 31, 2002 and $14.3 million from December 31, 2001 as a result of the completion of the Euro conversion. Management continues to expect operating results to be 50% to 60% lower for 2002.

Fluid Handling sales of $339.5 million increased $82.4 million, or 32%, for the six months ended June 30, 2002 compared with the same period last year. Operating profit increased $4.4 million to $25.9 million in the first half of 2002 versus $21.5 million in the first half of 2001. Excluding acquisitions, sales and operating profits were down 1% and 10%, respectively. Operating profit margins were 7.6% in the first half of 2002 compared with 8.4% in the comparable prior year period. Crane’s valve business sales totaled $235.1 million, an increase of $85.5 million, due to acquisitions. Excluding acquisitions, valve sales were up 1% as increased shipments to the power and marine markets were partly offset by lower sales in Crane’s short-cycle valve businesses which sell through distribution. Sales in our pump business were down 11%, resulting in a $.8 million decline in operating profit. Crane Supply sales were up 7% from the prior year level with improved margins reflecting management’s continued focus on optimizing product profitability. Order backlog at June 30, 2002 was $135.5 million, a slight decrease of $2.9 million from March 31, 2002 and a $12.3 million decrease from December 31, 2001. Management continues to expect operating results for the full year 2002 to significantly improve, with second half performance stronger than first half as a result of anticipated stronger valve service revenues and margin improvement as a result of cost containment initiatives.

Controls sales of $32.6 million decreased $26.5 million, or 45%, for the first six months of 2002 compared with the first six months of 2001. The decrease was largely due to the absence of Ferguson, which now as a joint venture is recorded under the equity method of accounting by which Crane’s share of profits is included in the miscellaneous-net line of the income statement, and the absence of Powers Process Controls which was sold in September 2001. Operating profit of $2.0 million for the six months ended June 30, 2002 was flat compared to the comparable period of 2001 primarily due to the exclusion of Ferguson in segment results which operated at a loss in the first half of last year offset by the impact of weak shipments at Azonix/Dynalco due to weakness in the oil and gas industry. Backlog was $17.7 million as of June 30, 2002, down slightly from March 31, 2002 and December 31, 2001. Operating results for 2002 are expected to increase over 2001, reflecting the elimination of $2.1 million of losses in 2002 incurred under the prior Ferguson business model in 2001 and stable 2002 results at the remaining businesses.

Corporate expenses were higher by $4.5 million in 2002 compared with 2001, primarily due to costs associated with asbestos claims and the 2001 cancellation of performance-based restricted stock which failed to vest.

Part I—Financial Information (Cont’d)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2002

Liquidity and Capital Resources

For the six months ended June 30, 2002, the Company generated $85.1 million of cash from operating activities, versus $81.4 million in 2001. Net debt totaled 27.5% of capital at June 30, 2002 compared with 37.7% at June 30, 2001. The current ratio at June 30, 2002 was 2.0 with working capital totaling $267.4 million compared with 2.2 and $337.8 million at June 30, 2001. The Company had unused credit lines of $389.0 million available at June 30, 2002.

During the first six months of 2002, the Company paid $42.5 million for acquisitions which included the Lasco purchase price and net settlements from previous acquisitions. Additionally, the Company paid $12.0 million in dividends and decreased debt by $24.1 million.

The Company’s cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks, as it deems appropriate, through the use of interest-rate swap agreements and forward exchange contracts. Of the $279.4 million in long-term debt outstanding at June 30 2002, $200 million was at fixed rates of interest ranging from 6.75% to 8.50% while $79.4 million was at a weighted average rate of 2.25% from the revolving credit agreement. In February 2002, the Company entered into a two-year interest-rate swap agreement with JPMorgan Chase Bank which converts $100 million of 8.5% fixed rate debt to LIBOR plus 4.985%. The swap agreement terminates on March 15, 2004. At June 30, 2002, the amounts outstanding for forward exchange contracts were not material. As a matter of policy, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Outlook for Third Quarter of 2002 and Year 2002

The Company’s second quarter earnings per share was slightly better than its guidance of $.40-$.42. However, orders in the first half of the year remained weak with the exception of the recreational vehicle market, which is reflected in Kemlite’s results. Management has not seen any evidence that would suggest improvement in the order environment, particularly in aerospace, for the second half of the year. Earnings guidance was, therefore, tightened to a range of $1.60—$1.65 for the full year 2002 and $.39—$.41 for the third quarter 2002, as a more challenging second half of the year is expected given the difficult operating environment.

Free cash flow (cash from operating activities less dividends and capital expenditures) is expected to total approximately $120 million in 2002. The Company plans to continue its focus on the efficient utilization of capital and remains positioned to take advantage of strategic acquisition opportunities.

Part II—Other Information
Item 1.	Legal Proceedings

As of June 30, 2002, the Company was a defendant (among a number of defendants, typically over 50 and often over 100) in approximately 25,000 actions (16,000 actions as of December 31, 2001) filed in various state and federal courts alleging injury or death as a result of exposure to asbestos, 18,000 of which were filed by one law firm. These filings typically do not identify any products of the Company as a source of asbestos exposure, and based on the Company’s past experience, it is expected that a substantial majority of these cases will be dismissed against the Company for lack of product identification. The gross settlement costs for the Company totaled $760,000 in 2001 and $1.2 million during the first half of 2002. Legal costs incurred in connection with these claims were $2.3 million in 2001 and $1.5 million during the first half of 2002. The liability recorded for asbestos claims constitutes management’s best estimate of defense and settlement costs for pending and reasonably anticipated future claims over the next five years, net of reimbursements (approximately 50 percent) from the Company’s insurers under a cost sharing agreement. The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of. While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after discussing pending claims with counsel, that resolution of these matters will not have a material effect on the Company’s financial position or cash flows. However, recognition of costs associated with such outcomes could be material to the Company’s results of operations for a particular quarterly or annual period.

Item 4.	Submission of Matters to a Vote of Security Holders

A.	The Annual Meeting of Shareholders was held on April 22, 2002.

B.	The following three directors were re-elected to serve for three years until the Annual Meeting of 2005.

Mr. E. Thayer Bigelow, Jr.

Vote for	–	53,219,972
Vote withheld	–	743,127

Mr. Jean Gaulin

Vote for	–	53,210,808
Vote withheld	–	752,291

Mr. Charles J. Queenan, Jr.

Vote for	–	53,484,759
Vote withheld	–	1,478,537

C.	The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2002.

Vote for	–	53,253,603
Vote against	–	1,357,250
Abstained	–	352,443

D.	The shareholders rejected the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	–	5,933,922
Vote against	–	39,987,451
Abstained	–	8,041,923

Part II—Other Information (Cont’d)
Item 6.	Exhibits and Reports on Form 8-K

Exhibits to Form 10-Q:

3.1	The Company’s Certificate of Incorporation, as amended on May 25, 1999, contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.2	The Company’s By-Laws, as amended on January 24, 2000, contained in Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the quarter ended June 30, 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date	August 13, 2002	By	/s/ M. L. Raithel
M. L. Raithel Vice President and Chief Financial Officer

Date	August 13, 2002	By	/s/ J.Atkinson Nano
J.Atkinson Nano Vice President, Controller