Form 10-Q
period 2002-09-30
CRANE CO /DE/
filed 2002-11-14
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

    Mark One

☒	QUARTERLY REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission File Number 1-1657

CRANE CO.

(Exact name of registrant as specified in its charter)

Delaware	13-1952290

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place, Stamford, CT.	06902

(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code (203) 363-7300

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2002:

Common stock, $1.00 Par Value - 59,535,552 shares

Part I - Financial Information
Item 1.  Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Income
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$385,981	$426,212	$1,149,138	$1,214,529
Operating costs and expenses:
Cost of sales	265,096	282,714	770,828	799,109
Selling, general and administrative	76,314	74,337	229,253	218,059
Depreciation and amortization	12,632	22,237	37,006	57,915

	354,042	379,288	1,037,087	1,075,083
Operating profit	31,939	46,924	112,051	139,446
Other income (expense):
Interest income	1,306	407	1,915	880
Interest expense	(4,229)	(5,985)	(12,873)	(15,915)
Miscellaneous - net	39	(14,598)	(1,333)	(16,522)

	(2,884)	(20,176)	(12,291)	(31,557)

Income before income taxes and cumulative effect of a change in accounting principle	29,055	26,748	99,760	107,889
Provision for income taxes	8,578	8,879	31,923	37,278

Income before cumulative effect of a change in accounting principle	20,477	17,869	67,837	70,611
Cumulative effect of a change in accounting principle	—	—	(28,076)	—

Net income	$20,477	$17,869	$39,761	$70,611

Basic net income per share:
Income before cumulative effect of a change in accounting principle	$.34	$.30	$1.13	$1.18
Cumulative effect of a change in accounting principle	—	—	(.47)	—

Net income	$0.34	$.30	$0.66	$1.18

Average basic shares outstanding	59,815	59,656	59,798	59,868
Diluted net income per share:
Income before cumulative effect of a change in accounting principle	$0.34	$.30	$1.13	$1.17
Cumulative effect of a change in accounting principle	—	—	(0.47)	—

Net income	$0.34	$.30	$0.66	$1.17

Average diluted shares outstanding	60,070	60,475	60,187	60,306
Dividends per share	$.10	$.10	$.30	$.30

See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,		December 31,

	2002	2001	2001

Assets
Current Assets
Cash and cash equivalents	$33,226	$20,927	$21,163
Accounts receivable	229,387	281,728	217,636
Inventories:
Finished goods	64,426	84,742	68,421
Finished parts and subassemblies	57,346	52,064	64,965
Work in process	26,384	34,755	28,990
Raw materials	71,884	91,761	81,814

	220,040	263,322	244,190
Other Current Assets	37,206	59,976	40,268

Total Current Assets	519,859	625,953	523,257
Property, Plant and Equipment:
Cost	665,785	635,539	636,272
Less accumulated depreciation	400,945	378,537	360,479

	264,840	257,002	275,793
Other Assets	81,044	64,268	72,622
Intangible assets	43,542	34,546	41,970
Goodwill	391,660	398,034	378,473

Total Assets	$1,300,945	$1,379,803	$1,292,115

See Notes to Consolidated Financial Statements

(Continued)

Part I - Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	September 30,		December 31,

	2002	2001	2001

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$400	$375	$375
Loans payable	425	9,376	1,443
Accounts payable	97,071	99,288	84,707
Accrued liabilities	143,557	144,310	136,690
U.S. and foreign taxes on income	23,925	36,499	25,924

Total Current Liabilities	265,378	289,848	249,139
Long-Term Debt	254,162	352,289	302,368
Deferred Income Taxes	17,441	28,377	20,888
Other Liabilities	17,521	23,019	22,911
Accrued Postretirement Benefits	26,969	27,989	27,694
Accrued Pension Liability	22,213	18,574	17,820
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—	—
Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426	72,426
Capital surplus	105,517	101,144	103,754
Retained earnings	812,794	776,220	789,244
Accumulated other comprehensive loss	(14,564)	(30,043)	(34,461)
Common stock held in treasury	(278,912)	(280,040)	(279,668)

Total Common Shareholders’ Equity	697,261	639,707	651,295

Total Liabilities and Shareholders’ Equity	$1,300,945	$1,379,803	$1,292,115

Common Stock Issued	72,426	72,426	72,426
Less Common Stock held in Treasury	(12,617)	(12,759)	(12,736)

Common Stock Outstanding	59,809	59,667	59,690

See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont’d.)
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities:
Net income	$39,761	$70,611
Cumulative effect of a change in accounting principle	28,076	—
Income from joint venture	(1,007)	—
Depreciation and amortization	37,006	57,915
Deferred income taxes	352	1,670
Cash provided from operating working capital	43,892	12,882
Other	(9,891)	1,197

Total provided from operating activities	138,189	144,275

Investing activities:
Capital expenditures	(18,361)	(27,168)
Payments for acquisitions	(49,862)	(181,483)
Joint venture investment	—	(12,000)
Proceeds from divestitures	2,705	—
Proceeds from disposition of capital assets	4,543	7,843

Total used for investing activities	(60,975)	(212,808)

Financing activities:
Equity:
Dividends paid	(17,947)	(17,950)
Reacquisition of shares-open market	(195)	(28,434)
Reacquisition of shares-stock incentive programs	(3,208)	(2,226)
Stock options exercised	4,295	8,610

Net equity	(17,055)	(40,000)
Debt:
Issuance of long-term debt	22,795	186,401
Repayments of long-term debt	(71,231)	(55,127)
Net decrease in short-term debt	(1,371)	(13,422)

Net debt	(49,807)	117,852

Total (used for) provided from financing activities	(66,862)	77,852
Effect of exchange rates on cash and cash equivalents	1,711	682

Increase in cash and cash equivalents	12,063	10,001
Cash and cash equivalents at beginning of period	21,163	10,926

Cash and cash equivalents at end of period	$33,226	$20,927

Detail of Cash Provided from Operating Activities Working Capital:
Accounts receivable	$(248)	$(26,384)
Inventories	32,413	12,165
Other current assets	(1,261)	199
Accounts payable	7,872	(4,690)
Accrued liabilities	4,863	15,636
U.S. and foreign taxes on income	253	15,956

Total	$43,892	$12,882

Supplemental disclosure of cash flow information:
Interest paid	$13,325	$16,247
Income taxes paid	28,273	19,771

See Notes to Consolidated Financial Statements

Part I - Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

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

1.         Segment Results

            Net sales, gross profit and operating profit by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In Thousands)	2002	2001*	2002	2001*

Net Sales:
Aerospace	$80,091	$101,437	$245,233	$305,546
Engineered Materials	81,759	75,569	223,485	233,154
Merchandising Systems	39,828	55,392	124,026	167,216
Fluid Handling	168,127	168,696	507,625	425,820
Controls	16,227	25,802	48,868	84,916
Intersegment Elimination	(51)	(684)	(99)	(2,123)

Total	$385,981	$426,212	$1,149,138	$1,214,529

Gross Profit:
Aerospace	$33,306	$46,592	$103,387	$139,058
Engineered Materials	22,949	17,957	61,744	57,686
Merchandising Systems	11,177	17,939	36,806	55,908
Fluid Handling	48,444	44,127	143,567	111,612
Controls	6,439	8,692	19,598	28,500
Corporate	(10,113)	(423)	(12,362)	(1,348)

Segment Gross Profit	112,202	134,884	352,740	391,416
Goodwill Amortization	—	(4,571)	—	(13,328)

Total	$112,202	$130,313	$352,740	$378,088

Operating Profit:
Aerospace	$14,764	$26,396	$49,963	$79,128
Engineered Materials	14,913	10,327	38,878	33,770
Merchandising Systems	1,015	7,189	7,422	23,771
Fluid Handling	12,947	12,539	38,863	34,064
Controls	1,321	502	3,364	2,501
Corporate	(13,021)	(5,458)	(26,439)	(14,328)

Segment Operating Profit before Special Charge	31,939	51,495	112,051	158,906
Special Charge	—	—	—	(6,132)
Goodwill Amortization	—	(4,571)	—	(13,328)

Total	$31,939	$46,924	$112,051	$139,446

* Goodwill amortization was reclassified from individual segments to enhance comparability.

Part I - Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

2.	Goodwill and Intangible Assets

Effective January 1, 2002, Crane adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  Under SFAS 142, goodwill and intangibles with indefinite useful lives are no longer amortized.  SFAS 142 also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives.  If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.  A discounted cash flow model was used to determine the fair value of Crane reporting units for purposes of testing goodwill for impairment.

The effects of adopting the new standard on net income and diluted earnings per share for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,

	2002	2001	2002	2001

Net Income	$20,477	$17,869	$39,761	$70,611
Cumulative effect of a change in accounting principle	—	—	28,076	—

Income before cumulative effect of a change in accounting principle	20,477	17,869	67,837	70,611
Goodwill amortization, net of tax	—	4,347	—	12,638

Income before cumulative effect of a change in accounting principle and goodwill amortization	$20,477	$22,216	$67,837	$83,249

The after-tax cumulative effect adjustment recognized upon adoption of SFAS No. 142 was $28,076. The reporting segments (units) in which the impairment loss was recognized are as follows:

Merchandising Systems (Streamware)	$7,751
Fluid Handling (Crane Environmental)	4,070
Controls (Barksdale)	16,255

Total	$28,076

Part I - Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

Changes to goodwill and intangible assets during the nine-month period ended September 30, 2002, including the effects of adopting the new accounting standard, follow.

	Nine Month Period Ended September 30, 2002

	Goodwill	Intangible Assets

Balance at December 31, 2001, net of accumulated amortization	$378,473	$41,970
Write-off of goodwill recognized in cumulative effect adjustment	(30,267)	—
Additions during the period	42,910	500
Translation and other adjustments	544	3,921
Amortization expense	—	(2,849)

Balance at September 30, 2002, net of accumulated amortization	$391,660	$43,542

Goodwill increased $42.9 million during the nine-month period ended September 30, 2002 primarily due to the acquisition of Lasco Composites in May 2002 and Corva Corporation in July 2002.

Intangible assets totaled $43.5 million, net of accumulated amortization of $28.9 million, at September 30, 2002.  Of this amount, $7.5 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.  The remaining intangibles relate to customer relationships, patents, and licenses.  Amortization expense for these intangible assets is expected to be approximately $4.0 million each year between 2003 and 2007.

3.	Acquisition & Divestiture

In May 2002, Crane acquired the Lasco Composites business from Tomkins Industries, Inc.  Lasco is a manufacturer of fiberglass reinforced plastic panels with annual sales of approximately $40 million.  This acquisition will further expand Crane’s product offerings in the transportation, building products and recreational vehicle markets and will provide an entry into the industrial market, where the Company’s Kemlite business currently has a small presence.  The total purchase price was approximately $44 million in an all cash transaction.  The fair value estimates of assets acquired and liabilities assumed will be finalized by the end of the year. The resulting goodwill will be deductible for tax purposes. During July 2002, Crane acquired the Corva Corporation, which was a privately held company.  Corva is a distributor of valves and actuators with annual sales of approximately $12 million. Proforma results of operations have not been presented because the effects of the acquisitions were not material.

In September 2002, Crane sold its CorTec unit to Fiber Tech of Ohio, Inc. for approximately $3 million.  CorTec manufactures fiberglass reinforced plastic plywood panels primarily for use in truck and trailer sidewalls.

Part I - Financial Information (Cont’d.)

4.	Comprehensive Income

Total comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands)	2002	2001	2002	2001

Net income	$20,477	$17,869	$39,761	$70,611
Foreign currency translation adjustments	(1,465)	9,610	19,897	1,053

Comprehensive income	$19,012	$27,479	$59,658	$71,664

Part I - Financial Information (Cont’d.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended September 30, 2002

          This Form 10-Q contains forward-looking statements as  defined by the Private Securities Litigation Reform Act of 1995.  These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance.  Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements.  Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission which are incorporated by reference herein.

Results from Operations
Third Quarter of 2002 Compared to Third Quarter of 2001

          Net income for the third quarter of 2002 was $20.5 million, or $.34 per share, compared with $17.9 million, or $.30 per share, for the third quarter of 2001.  Third quarter 2001 net income included a loss on the disposal of Crane Plumbing of $8.5 million and goodwill amortization of $4.3 million, which totaled $.21 per share.  Operating profit for the third quarter of 2002 was $31.9 million on sales of $386.0 million compared to $46.9 million on sales of $426.2 million for the third quarter of 2001.   Operating profit for the third quarter of 2002 included a $4 million charge ($.05 per share after tax) at the Company’s aerospace business for fuel pump inspections and higher corporate costs of $7.6 million ($.09 per share after tax) primarily related to costs of environmental remediation and asbestos claims.

          Order backlog at September 30, 2002 totaled $392 million, which is $126 million, or 24%, lower than September 30, 2001 and 5% lower than June 30, 2002, primarily from continuing declines in the commercial and general aviation markets and completion of the Euro conversion.

          Net sales from domestic businesses were 71% of the quarter’s total net sales in 2002 compared with 68% in the same three-month period of 2001.  Operating profit from domestic businesses was 69% and 64% of total operating profit for 2002 and 2001, respectively.  Operating profit margins for domestic businesses were 8.0% in 2002 compared with 10.3% in 2001 down due to the decline in the aerospace market.  Operating profit margins for non-US businesses were 9.0% in 2002 versus 12.4% in 2001 principally due to lower 2002 results at the Company’s European coin validator business.

Market Conditions
          There continues to be deterioration in the commercial aerospace market and difficult conditions in the Company’s short-cycle businesses.  The demand for coin changing equipment subsequent to the Euro conversion in 2001 continues to decline, and is below previously anticipated levels.  Market conditions in the chemical processing industry (CPI) and in automated merchandising remain difficult.  Demand for fiberglass reinforced plastic panels in the recreational vehicle (RV) market continues its growth from previous quarters.

Segment Results
          Aerospace sales of $80.1 million were $21.3 million, or 21%, lower compared to the third quarter 2001.  Operating profit of $14.8 million was $11.6 million, or 44%, lower than the third quarter of 2001 primarily due to continued weakness in the aerospace sector and a $4 million charge to inspect approximately 35,000  Hydro-Aire fuel pumps.  Operating profit margins were 18.4% in the third quarter of 2002.  Interpoint’s operating profit increased significantly compared to the prior year level as it continues to leverage its low cost Taiwan facility. Overall, the segment’s commercial aerospace and aftermarket orders remain weak.  Shipments exceeded new orders by approximately $20 million in the third quarter of 2002.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended September 30, 2002

          Engineered Materials sales of $81.8 million were $6.2 million, or 8%, higher versus the third quarter of 2001.  On a comparable basis, sales increased 9%, excluding the acquisition of Lasco Composites and the divestures of Crane Plumbing and CorTec.  Third quarter 2002 sales include $9.8 million of incremental sales from the May 2002 acquisition of Lasco Composites.  Segment operating profit increased $4.6 million, or 44%, to $14.9 million in the current quarter compared to the third quarter of 2001.  Margins improved to 18.2% compared to 13.7% in the prior year quarter.  On a comparable basis, excluding the acquisitions and divestitures, operating profit increased 22%.  The sales and margin improvement continues to be driven by Kemlite on  continued strength of the RV market and improved truck trailer production in the transportation market.  Resistoflex continues to experience weakness in the chemical process industry and ongoing consolidation expenses associated with the closing of its Bay City, MI facility.

          Merchandising Systems sales of $39.8 million were $15.6 million, or 28%, lower compared to the third quarter of 2001.  Segment operating profit of $1.0 was $6.2 million, or 86%, lower than the prior year, as NRI sustained a $1.2 million operating loss versus a $7.6 million operating profit in 2001, on continued declines in demand for equipment orders following the Euro conversion in 2001.  Operating profit margins were 2.5% in the third quarter of 2002 compared to 13.0% in the third quarter of 2001 as a result of lower NRI volume.  Crane Merchandising Systems (CMS) 2002 sales were up 3% and the business was solidly profitable as compared to a loss in the prior year.

          Fluid Handling sales of $168.1 million were essentially even with the third quarter of 2001.  Operating profit of $12.9 million was slightly above third quarter 2001.  Operating profit margins improved to 7.7% versus 7.4% in the prior year quarter.  Valve sales were down slightly from the prior year.  Valve margins overall were 7.7% in the current quarter versus 8.7% in the prior year.  Strengthening marine project business at Westad, increased shipments at Crane Process Flow Technologies and favorable mix at Crane Ltd were offset by declines in the power generation industry and continued impact of the depressed chemical processing industry.  Sales in the pump business increased 9% and margins improved to 9.4% as a result of new product sales and the benefit of a plant consolidation.  Crane Supply improved its operating profit margin from the prior year to above 8% for the quarter.

          Controls sales of $16.2 million decreased $9.6 million, or 37%, while operating profit increased to $1.3 million for the third quarter of 2002 compared to $.5 million in the third quarter of 2001.  On a comparable basis, excluding prior year sales of Ferguson (now a joint venture recorded under miscellaneous-net income) and Powers Process Controls (sold September 2001), sales decreased and operating profit were flat with the prior year quarter.  Strong demand at Barksdale for air suspension valves was offset by very weak shipments at Azonix/Dynalco, which is heavily dependent on the oil and gas industry.

          Corporate expense of $13.0 million was $7.6 million higher than the prior year period from developments in the quarter relating to costs for environmental remediation ($5.7 million) and asbestos claims ($4.3 million), partially offset by lower bonus compensation costs in 2002. The higher than anticipated environmental costs are due to the identification of additional remediation actions required at a location which the Company has been addressing for the past fifteen years. The asbestos provision primarily relates to suits filed during the quarter in the state of Mississippi.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended September 30, 2002

Financial Position
          Crane’s financial position remains strong.  Net debt to capital was 24% at September 30, 2002 compared with 28% at June 30, 2002 and 30% at December 31, 2001. In the third quarter Crane generated $53.1 million in cash flow from operating activities allowing the Company to invest $6 million in capital equipment, pay a $6 million dividend to shareholders, complete the Corva acquisition, and reduce borrowings by $26 million.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2002

Results from Operations
Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

          Operating profit for the nine months ended September 30, 2002 was $112.1 million on sales of $1.149 billion compared with $139.4 million on sales of $1.215 billion for the same period of 2001. Operating profit for the first nine months of 2002 included a $4 million charge ($.05 per share after-tax) for the fuel pump inspection costs at the Company’s aerospace business and increased corporate costs of $12.1 million ($.14 per share after-tax) primarily related to costs of asbestos claims and environmental remediation.  Income before cumulative effect of a change in accounting principle was $67.8 million, or $1.13 per share for the nine months ended September 30, 2002 compared with $70.6 million, or $1.17 per share, for the same nine month period of 2001.  Net income for the first nine months of 2002 was $39.8 million, or $.66 per share and included a cumulative effect of a change in accounting principle of $28.1 million or $.47 per share.  Net income for the first nine months of 2001 totaled $70.6 million, or $1.17 per share which includes a $4.0 million after-tax, non-cash special charge ($.07 per share) relating to the retirement of the Company’s Chief Executive Officer, $12.6 million after-tax ($.21 per share) for goodwill amortization and $8.5 million after-tax ($.14 per share) for the loss on sale of Crane Plumbing.

          During the second quarter of 2002, the Company completed the transitional impairment test required by SFAS No. 142,”Goodwill and Intangible Assets”, and recorded an after-tax charge of $28.1 million, or $.47 per share. The adjustment was recorded as of the effective date of adopting SFAS No. 142, which was January 1, 2002.  Year-to-date income before cumulative effect of a change in accounting principle was $67.8 million, or $1.13 per share, compared with $70.6 million, or $1.17 per share, for the same period of 2001.

          Net sales from domestic businesses were 71% of total net sales in 2002 compared with 72% in the same nine-month period of 2001.  Operating profit from domestic businesses was 73% and 71% of total operating profit for 2002 and 2001, respectively.  Operating profit margins for domestic businesses were 10.0% in 2002 compared with 11.8% in 2001 down due to the decline in the aerospace market.  Operating profit margins for non-US businesses were 9.2% in 2002 versus 12.6% in 2001 principally due to lower 2002 results at the Company’s European coin validator business.

Segment Results
          Aerospace sales of $245.2 million for the nine months ended 2002 were $60.3 million, or 20% lower, compared with the same period in 2001.  Operating profit of $50.0 million was $29.2 million, or 37%, lower than the nine months ended 2001, and margins declined to 20.4% from 25.9% for the comparable period last year.  These results reflect continued weakness in the aerospace sector and a $4 million charge for the cost of inspecting approximately 35,000 Hydro-Aire fuel pumps. The segment’s commercial aerospace and aftermarket orders remain weak.  Aerospace orders for the nine months ended 2002 were 33% below the comparable prior year level. Aerospace orders have decreased 20% in the third quarter 2002 from second quarter 2002 levels.  Shipments exceeded new orders by $51 million in the first nine months of 2002 as the order backlog declined to $199.1 million versus $218.9 million at June 30, 2002 and $285.7 million at September 30, 2001.  The Aerospace Group continues to invest in new product development focused on safety and reduced cost of ownership for airlines,  while continuing to exercise strict cost control and to size its workforce to current business conditions.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2002

          Engineered Materials sales decreased $9.7 million or 4% to $223.5 million for the first nine months of 2002 compared with the first nine months of 2001.  Segment operating profit increased $5.1 million, or 15%, to $38.9 million for the nine months ended September 30, 2002.  Operating profit margins were 17.4% in 2002 compared with 14.5% in 2001 for the nine-month period due to strong results at Kemlite.  Kemlite sales increased $18.5 million to $180.7 million and operating profit increased $7.4 million for the nine months of 2002 compared with the nine months of 2001 due to higher volume resulting from the Lasco acquisition, the strong RV market and cost reduction initiatives.  Partly offsetting these favorable impacts were reduced profits at Resistoflex reflecting continued weakness in the chemical process industry. Order backlog at September 30, 2002 was $29.0 million versus $24.0 million at June 30, 2002 and $15.1 million at September 30, 2001 due to strong RV demand and a slightly improved truck trailer transportation market.

          Merchandising Systems sales of $124.0 million were $43.2 million, or 26% lower, for the nine months ended September 30, 2002 compared with the comparable period last year.  Segment operating profit was $7.4 million compared to $23.8 million for the prior year, a 69% decline, because of sharply lower sales of coin changing equipment at National Rejectors (NRI) reflecting the completion of the Euro conversion in 2001.  Crane Merchandising Systems’ operating margins improved while sales declined by 6% as the Company continued to improve its cost position.  NRI was profitable on a year-to-date basis but was significantly below prior year as it continued to resize its business in line with the anticipated lower sales.  New orders for coin changing equipment in Europe remain extremely weak as NRI’s customers continue to work off inventories purchased in 2001 in anticipation of demand for the Euro conversion.  Order backlog at September 30, 2002 was $14.7 million, versus $16.9 million at June 30, 2002 with a decrease of $31.7 million from September 30, 2001 as a result of the completion of the Euro conversion.

          Fluid Handling sales of $507.6 million increased $81.8 million, or 19%, for the nine months ended September 30, 2002 compared with the same period last year. Operating profit was $38.9 million in the first nine months of 2002 versus $34.1 million in the first nine months of 2001.  Operating profit margins were 7.7% in the first nine months of 2002 compared with 8.0% in the comparable prior year period.  Crane’s valve business sales totaled $349.7 million, an increase of $83.9 million, due to acquisitions.  Excluding acquisitions, valve sales were flat as increased shipments to the power and marine markets were offset by lower sales in Crane’s valve service business.  Sales in the pump business were down 5%, resulting in a slight decline in operating profit.  Crane Supply sales were up 3% from the prior year level with improved margins reflecting management’s continued focus on optimizing product profitability.  Order backlog at September 30, 2002 was $132.8 million, a decrease of $17.8 million, or 12%, from September 30, 2001 mostly from order declines at Xomox, Pacific Valve and Crane Supply.

          Controls sales of $48.9 million decreased $36.0 million, or 43%, for the first nine months of 2002 compared with the first nine months of 2001.  The decrease was largely due to the absence of Ferguson, which now as a joint venture is recorded under the equity method of accounting by which Crane’s share of profits is included in the miscellaneous-net line of the income statement, and the absence of Powers Process Controls which was sold in September 2001.  Operating profit of $3.4 million for the nine months ended September 30, 2002 increased $.9 million compared to the same prior year period.  The increase was primarily due to the exclusion of Ferguson in 2002 segment results, which operated at a loss in the prior year period, partly offset by the impact of lower 2002 shipments at Azonix/Dynalco due to weakness in the oil and gas industries.  Backlog was $16.6 million as of September 30, 2002, down slightly from June 30, 2002.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2002

          Corporate expenses were higher by $12.1 million in 2002 compared with 2001 primarily due to costs associated with asbestos claims and environmental remediation and the 2001 cancellation of performance-based restricted stock which failed to vest.  These items were partially offset by lower bonus compensation costs in 2002.   The asbestos provision primarily relates to suits filed during the third quarter in the state of Mississippi. The higher than anticipated environmental costs are due to the identification of additional remediation actions required at a location which the Company has been addressing for the past fifteen years.

Liquidity and Capital Resources

          For the nine months ended September 30, 2002, the Company generated $138.2 million of cash flow from operating activities versus $144.3 million in 2001.  Net debt totaled 24.1% of capital at September 30, 2002 compared with 34.8% at September 30, 2001.  The current ratio at September 30, 2002 was 2.0 and working capital totaled $254.5 million compared with 2.2 and $336.1 million respectively, at September 30, 2001. The Company had unused credit lines of $414 million available at September 30, 2002.

          During the first nine months of 2002, the Company paid $49.9 million for acquisitions, paid $17.9 million in dividends and reduced debt by $49.8 million.

          The Company’s cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates.  The Company manages its exposures to these market risks, as it deems appropriate, through the use of interest-rate swap agreements and forward exchange contracts.  Of the $254.2 million in long-term debt outstanding at September 30 2002, $200 million was at fixed rates of interest ranging from 6.75% to 8.50% while $54.2 million was at a weighted average variable rate of 2.19%.  In October 2002, the Company closed out its position in its two-year, interest-rate swap agreement that converted $100 million of 8.5% fixed rate debt to Libor plus 4.985%.  The adjustment of the carrying value of the debt of approximately $2.2 million, which was also the fair value of the interest-rate swap when it was closed out will be amortized over the remaining life of the Company’s outstanding 8.5% Notes due March 15, 2004.  This transaction will serve to lower Crane’s overall cost of borrowings.  At September 30, 2002, the amounts outstanding for forward exchange contracts were not material.  As a matter of policy, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Part I - Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Nine Months Ended September 30, 2002

Item 4.   Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, have concluded that these controls are effective.

          (b)  Change in Internal Controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant material deficiencies or material weaknesses.

Part II -     Other Information
Item 1.      Legal Proceedings

          As of September 30, 2002, the Company was a defendant (among a number of defendants, typically over 50 and often over 100) in cases involving approximately 43,000 claims (16,000 claims as of December 31, 2001) filed in various state courts alleging injury or death as a result of exposure to asbestos, 21,000 of which were filed in New York (19,000 by one firm) and 17,000 were filed by several firms in Mississippi.  These filings typically do not identify any products of the Company as a source of asbestos exposure, and based on the Company’s past experience, it is expected that a substantial majority of the New York claims will be dismissed against the Company for lack of product identification.  The gross settlement costs (before insurance and tax effects) for the Company totaled $760,000 in 2001 and $5.1 million during the first three quarters of 2002, including settlement of 9,000 claims brought by one group of plaintiff’s attorneys in Mississippi payable over two years.  Legal costs incurred in connection with these claims were $2.3 million in 2001 and $2.6 million through August 2002.  The reserve recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of defense and settlement costs for pending and reasonably anticipated future claims over the next five years, net of reimbursements (approximately 50 percent) from the Company’s insurers under a cost sharing agreement.   The Company cautions, however, that inherent in its estimate of liabilities are expected trends in claim severity, frequency and other factors which may vary as claims are filed and settled or otherwise disposed of.  While it is not possible to predict with certainty the ultimate outcome of these lawsuits and contingencies, the Company believes, after discussing pending claims with counsel, that resolution of these matters will not have a material effect on the Company’s financial position or cash flows.  However, recognition of costs associated with such outcomes could be material to the Company’s results of operations for a particular quarterly or annual period.

Item 6.       Exhibits and Reports on Form 8-K

          (a)    Exhibits

3.1 Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2 By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (b)   Form 8-K

        On August 13, 2002, the Company filed an 8-K containing the sworn statements of the Company’s Chief Executive Officer and Chief Financial Officer required by the Securities and Exchange Commission Order No.4-460.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.

REGISTRANT

Date November 14, 2002	By	/s/ M.L. RAITHEL

M. L. Raithel Vice President, Finance and Chief Financial Officer

Date November 14, 2002	By	/s/ J.ATKINSON NANO

J.Atkinson Nano Vice President, Controller

CERTIFICATIONS

I, Eric C. Fast, President and Chief Executive Officer of Crane Co., certify that:

                    (1)      I have reviewed this Report;

                    (2)      Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

                    (3)      Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

                    (4)      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this Report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    (5)     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors;

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

                    (6)     The Company’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ ERIC C. FAST

Eric C. Fast President and Chief Executive Officer

I,   Michael L. Raithel, Vice President, Finance and Chief Financial Officer of Crane Co., certify that:

                    (1)     I have reviewed this Report on Form 10-Q of Crane Co.;

                    (2)     Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

                    (3)     Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

                    (4)      The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this Report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the “Evaluation Date”); and

c)	presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                    (5)     The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors;

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

                    (6)     The Company’s other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ MICHAEL L. RAITHEL

Michael L. Raithel Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1999).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.