Form 10-K
period 2002-12-31
CRANE CO /DE/
filed 2003-03-07
CIK 25445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 1-1657

CRANE CO.

(Exact name of registrant as specified in its charter)

Delaware	13-1952290

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place, Stamford, CT	06902

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 363-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00 Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
8½% senior notes due March 2004
6¾% senior notes due October 2006
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

Based on the average stock price of $25.19 on June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,188,687,157.

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 59,400,296 at January 31, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2002 and portions of the proxy statement for the annual shareholders meeting to be held on April 28, 2003 are incorporated by reference into Parts I, II, III and IV of this Form10-K Annual Report.

PART I

Item 1.	Business

        Crane Co. (“Crane” or the “Company”) is a diversified manufacturer of engineered industrial products.  Founded in 1855, Crane employs over 9,500 people in North America, Europe, Asia and Australia.

STRATEGY

        The Company’s strategy is to grow the earnings of niche businesses with high market share, acquire companies that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build an aggressive and committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure.

ACQUISITIONS

        In the past five years, the Company has completed 20 acquisitions.

    During 2002, the Company completed seven acquisitions at a total cost of $82.2 million.  In January 2002, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity.  Also in January 2002, the Company acquired Kavey Water Products which enhanced Crane Environmental’s capability to provide water treatment systems.  In May 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc.  Lasco Composites is a manufacturer of fiberglass reinforced plastic (FRP) panels that further expands the Company’s Kemlite business in the transportation, building products and recreational vehicle markets and will provide an entry into the industrial market.   In July 2002, Crane acquired Corva Corporation, a privately held distributor of valves and actuators.   In November 2002, the Company acquired all of the outstanding shares of General Technology Corporation from an employee stock ownership plan trust for a purchase price of $25 million in cash and assumed debt.  General Technology provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications.    General Technology will be integrated with the Electronic Group in the Company’s Aerospace Segment.  Also in November 2002, the Company acquired Qualis Incorporated, a privately held provider of polyester film embossing services, which has been integrated into Kemlite.   In November 2002, the Company entered into a joint venture in China furthering its low-cost pump manufacturing capabilities.  Preliminary estimates of goodwill for the 2002 acquisitions amounted to $55.6 million.

During 2001, the Company completed acquisitions at a total cost of $191 million. Goodwill for these acquisitions amounted to $67.9 million.  In February 2001, the Company acquired Ventech Controls, Inc., a valve repair business providing both shop repair and remanufacture of control valves and instruments.  Also in February 2001, the Company acquired the fiberglass reinforced panel business of UK-based Laminated Profiles Ltd. as part of its strategic initiative to penetrate the European transportation and recreational vehicle markets.  In April 2001, the Company acquired the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which includes the Saunders brand of diaphragm valves manufactured in the UK and India and the DEPA brand of air operated diaphragm pumps manufactured in Germany. Crane Process Flow Technologies focuses on the development, production and distribution of valves, pumps and related components in high value-added applications.  In June 2001, the Company acquired the Xomox valve business from Emerson Electric for $145 million.  Xomox supplies high-end, application-driven, sleeved-plug valves, lined valves, high performance butterfly valves and actuators to the chemical, pharmaceutical and other process industries.  During the third quarter of 2001, the Company acquired the aerospace hose product line of Teleflex Fluid Systems and Resistoflex GmbH.  AeroHose, based in Lantana, Florida, is a leading supplier of Teflon®-braided, high- pressure hose assemblies utilized in both commercial and military aircraft as well as ground support systems.  Resistoflex GmbH, based in Germany, is a leading manufacturer of Teflon®-lined, steel-piping products serving chemical and pharmaceutical markets in Europe.

PART I

Item 1.	Business (continued)

        During 2000, the Company completed two acquisitions at a total cost of $11.9 million.  Goodwill for these two acquisitions amounted to $8.5 million.  In March 2000, the Company acquired Streamware Corporation, a privately-held provider of business management software and market analysis tools for the vending and food service industry.   In December 2000, the Company acquired the assets of the Valve Repair Division of Groth Corporation.  With service centers located in Houston, Texas, the Valve Repair Division provides both shop and field testing and repair services for a broad range of valve types and is an authorized repair facility for many leading valve manufacturers.

        In October 1999, the Company acquired Stentorfield, Ltd. a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full-size and tabletop products for the hotel, restaurant, office coffee service and vending industries at a total cost of $33 million.    This business was integrated with the Company’s Crane Merchandising Systems business which is the leading North American designer and manufacturer of full-line vending machines, for snack, food and beverage.  Goodwill for this acquisition amounted to $24.3 million.

        During 1998, the Company completed four acquisitions at a total cost of $178 million.  Goodwill for these four acquisitions amounted to $130 million.   In May 1998, the Company acquired Environmental Products USA, Inc.  This business manufactures membrane-based water treatment systems for industrial, commercial and institutional markets.  In August 1998, the Company acquired Sequentia Holdings, Inc., a manufacturer of fiberglass-reinforced plastic panels for the construction and building products markets.  Sequentia complements the Company’s Kemlite subsidiary which provides fiberglass-reinforced plastic panels for the transportation and recreational vehicle markets.  In September 1998, the Company acquired Liberty Technologies, Inc., a manufacturer of  valve, motor, engine and compressor condition monitoring products and related services which has been combined with the Company’s nuclear valve business which provides valves, valve diagnostic equipment and related services to the nuclear power industry and its Dynalco Controls business which provides sensors, instrumentation, control products and automation systems for use in industrial engine applications.  Also in September 1998, the Company acquired the Plastic-Lined Piping Products (“PLPP”) Division of The Dow Chemical Company.  PLPP was integrated with the Company’s Resistoflex Division, which supplies lined pipe and valves to the chemical process and industrial markets.

DIVESTITURES

        In the past five years, the Company has divested nine businesses.  In September 2002, the Company sold its CorTec unit for approximately $3 million.  In September 2001, the Company sold Powers Process Controls for its carrying value.  In October 2001, the Company sold the Crane Plumbing business in Canada recording an after-tax loss of approximately $8.5 million.  Proceeds from the sale of these businesses in 2001 were approximately $20 million.  During the third quarter of 2001, Crane and Emerson Electric Co. announced the formation of a joint venture involving Emerson’s Commercial Cam unit and Crane’s Ferguson business unit.  Crane and Emerson  contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture.  The Ferguson/Camco joint venture is being accounted for on the equity basis and the investment amounted to $21 million at year-end 2002 and is included in other assets in the consolidated balance sheet.

PART I

Item 1.	Business (continued)

        In May 2000, the Company sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry.  In addition, the Company’s wholly-owned ELDEC Corporation subsidiary sold its related telecommunications power supply product line to the same purchaser.  Total consideration for both transactions was $45.6 million.  In April 1999, the Company sold Southwest Foundry, acquired as part of the Stockham Valves and Fittings, Inc. transaction, for $400,000.  In December 1999, the Company sold its Crane Defense Systems business for $7.1 million.  In 1998, the Company sold two foundry operations acquired as part of the Stockham Valves and Fittings Inc. transaction.  Accu-Cast, Inc. and the Aliceville Foundry were sold for a total of $4.3 million.

DISCONTINUED OPERATIONS

        On December 16, 1999, the Company distributed all of the shares of its Huttig Building Products (“Huttig”) subsidiary to shareholders of the Company on the basis of one share of Huttig for every 4.5 shares of Crane Co. common stock.  Prior to this spin-off distribution, Huttig repaid an intercompany loan of $68 million to the Company which the Company used to pay down debt.  The Wholesale Segment was discontinued when Huttig was spun off.

LONG-TERM FINANCING

        In September 1998, the Company sold $100,000,000 of 6.75% notes that will mature on October 1, 2006.  During April 1992, the Company sold $100,000,000 of 8.5% notes that will mature on March 15, 2004.

        In February 2002, the Company entered into a two-year interest-rate swap agreement with JPMorgan Chase Bank which converted $100 million of 8.5% fixed rate debt to LIBOR plus 4.985%.   In October 2002, the Company closed this position.  The gain of $2.2 million, included in the carrying value of debt, is being amortized as a reduction of interest expense over the remaining life of the Company’s outstanding 8.5% Notes due March 15, 2004.

BUSINESS SEGMENTS

        See page 38 of the Annual Report to Shareholders for the year ended December 31, 2002, for sales, operating profit and assets employed by each business segment.   At the end of 2002, the Company changed its organizational structure relating to Resistoflex, the most significant component of which is now managed in the Fluid Handling Segment.  The remaining component is included in the Aerospace Segment.

PART I

Item 1.	Business (continued)

AEROSPACE

        The Aerospace Segment consists of ELDEC, Hydro-Aire/Lear Romec, Interpoint, General Technology Corporation (“GTC”) and Resistoflex-Aerospace.

     ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters and power conversion systems for the commercial transport, business, regional, general aviation, military, repair and overhaul and electronics markets.  These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry.  ELDEC has facilities in Redmond, Washington, England and France.

     Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets.  In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by aircraft manufacturers.  All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor.  These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments, and aircraft maintenance and overhaul companies.

        Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries.  Lear Romec has a leading share of the non-captive market for turbine engine lube and scavenge oil pumps.  Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft.

        Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optic and medical technology industries.  Interpoint has facilities in Redmond, Washington and Taiwan.

        GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications.  GTC services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses.

        Resistoflex-Aerospace manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry.  Its products are sold directly to the aerospace industry.

        The segment employs 2,100 people and had assets of $261.6 million at year-end.  The order backlog totaled $217.6 million and $254.6 million at December 31, 2002 and 2001, respectively.

PART I

Item 1.	Business (continued)

ENGINEERED MATERIALS

        The Engineered Materials Segment consists of Kemlite and Polyflon.

        Kemlite manufactures FRP panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurant and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required, and for residential construction.  Kemlite sells its products directly to truck trailer and recreational vehicle manufacturers and uses distributors to serve the commercial construction market and some segments of the recreational vehicle market.  Kemlite’s manufacturing facilities are located in Illinois, Arkansas, Tennessee, Texas and Kentucky.   In May 2002, the Company acquired Lasco Composites, expanding Kemlite’s product offerings in the transportation, building products and recreational vehicle markets and provided an entry into the industrial market.

        Polyflon manufactures microwave laminates, high-voltage RF capacitors, radomes and circuit processing for wireless communication, magnetic resonance imaging, microwave and radar system manufacturers.

        The segment employs 850 people and had assets of $191.0 million at year-end.  The order backlog totaled $11.2 million and $8.0 million at December 31, 2002 and 2001, respectively.

MERCHANDISING SYSTEMS

        The Merchandising Systems Segment has two operating units: Crane Merchandising Systems (“CMS”) and National Rejectors, Inc. GmbH (“NRI”).

        CMS products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers designed to vend both snack foods and hot/cold drinks or snacks and refrigerated/frozen foods in one machine.  CMS has manufacturing facilities in Bridgeton, Missouri and England.  CMS products are marketed to customers in the United States and Europe by Company sales and marketing personnel as well as distributors and, in other international markets, through independent distributors.  CMS launched new features, new products and updated technology in 2002, including its new guaranteed delivery system called SureVend.  CMS also includes Streamware Corporation, a leading provider of business management software and market analysis tools for the vending and food service industry.  Streamware’s VendMAX is a fully-integrated software/hardware solution that offers operators cash accountability, inventory control and improved merchandising capabilities.

        NRI manufactures electronic coin validators in Buxtehude, Germany for the automated merchandising and gambling/amusement markets in Europe. NRI is among the relatively few makers of coin validators that supply European countries with validators programmed for the new euro coins that went into circulation at the start of 2002.

        The segment employs 1,100 people and had assets of $114.6 million at year-end.  Order backlog totaled $12.9 million and $31.1 million at December 31, 2002 and 2001, respectively.

PART I

Item 1.	Business (continued)

FLUID HANDLING

        The Fluid Handling Segment consists of the Crane Valves, Crane Valves-U.K., Valve Services, Crane Pumps & Systems, Crane Environmental, Crane Supply businesses and Resistoflex-Industrial Products.  The Crane Valves businesses, with eight manufacturing facilities in North America as well as operations in the United Kingdom, Germany, Australia, Norway, India, Hungary, China, Indonesia, and Mexico sell a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, petrochemical, pharmaceutical, power generation, marine, general industrial and commercial construction industries.  Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Westad, Flowseal, Centerline, Stockham, Triangle and Duocheck. The Company’s Valve Service business, with three manufacturing facilities in North America, provides valves, valve diagnostic equipment and related services to the nuclear power, chemical and hydrocarbon processing and power generation industries.

        Crane Pumps & Systems has seven manufacturing facilities in the United States.  Pumps are manufactured under the trade names Deming, Weinman, Chempump, Burks, Chem/Meter, Barnes, Sellers and Process Systems.  Pumps are sold to a broad customer base which includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers.  Crane Environmental has a manufacturing facility in Florida and serves the water and wastewater treatment market.  Its products are sold under the trade names Cochrane and Environmental Products.

        Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-seven branches throughout Canada.

        Resistoflex-Industrial Products (“Resistoflex”) is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries.  Resistoflex sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States.  Resistoflex also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing and pharmaceutical industries.

        Products in this segment are sold directly to end users through Crane’s sales organization and through independent distributors and manufacturers representatives.

        The segment employs 5,000 people and had assets of $599.5 million at year-end.  Order backlog totaled $130.2 million and $150.7 million at December 31, 2002 and 2001, respectively.

PART I

Item 1.	Business (continued)

CONTROLS

        The Controls Segment consists of Barksdale and Azonix/Dynalco.  The companies in this segment design, manufacture and market industrial and commercial products that control flows and processes in various industries including transportation, petroleum, chemical, construction, food and beverage and power generation.

        Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches and directional control valves that serve a broad range of commercial and industrial applications.  It has manufacturing and marketing facilities in Los Angeles, California and Reichelsheim, Germany.

        Azonix/Dynalco designs and manufactures rotational speed sensors, temperature and pressure instruments and monitors for rugged environments, microprocessor-based engine and mechanism controls. Azonix/Dynalco’s products are used worldwide in a variety of applications for various industries including transportation, power generation, oil, gas, petrochemical, chemical, pharmaceutical, agriculture and metal processing. It also manufactures operator interfaces and measurement and control systems for hazardous and harsh applications, intelligent data acquisition products, high-precision thermometers and calibrators.   Azonix/Dynalco has manufacturing and service facilities in Massachusetts, Florida and Texas.

        The products in this segment are sold directly to end users and engineering contractors through the Company’s own sales force and cooperatively with sales representatives, stocking specialists and industrial distributors.

        The segment employs 400 people and had assets of $52.5 million at year-end.  Order backlog totaled $13.8 million and $18.4 million at December 31, 2002 and 2001, respectively.

COMPETITIVE CONDITIONS

        The Company’s lines of business are conducted under actively competitive conditions in each of the geographic and product areas they serve.  Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas.  Accordingly, it is not possible to estimate the precise number of competitors or to identify the principal methods of competition.

        The Company’s products have primary application in the aerospace, electronics, hydrocarbon processing, petrochemical, chemical, power generation, automated merchandising, recreational vehicle and transportation industries.  As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending.  Because these products are also sold in a wide variety of markets and applications, the Company does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

        Seasonality is a factor in the Canadian operations.  Net sales in Canada and assets related to Canadian operations were 10.8% and 4.4% in 2002 and 11.6% and 4.7% in 2001, of the Company’s respective consolidated amounts.

PART I

Item 1.	Business (continued)

        The Company’s engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements.  While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Research and development costs are expensed when incurred. These costs were approximately $46.0 million in 2002, $50.9 million in 2001, and $48.3 million in 2000, incurred mostly by the Aerospace segment.  Funds received from customer-sponsored research and development projects were approximately $5.1 million, $4.7 million and $6.7 million received in 2002, 2001 and 2000, respectively, and were recorded in net sales.  Aerospace engineering costs were controlled in 2002 reflecting the downturn in the aerospace market.

        The Company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory.

        Costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment are not expected to have a material effect upon the Company’s capital expenditures, earnings or competitive position.

PRE-APPROVAL OF FEES TO INDEPENDENT AUDITOR

        At its January 27, 2003 meeting, the Audit Committee of the Board of Directors pre-approved a budget of specific fees to be paid to the Company’s independent auditors, Deloitte & Touche, during 2003. The total amount pre-approved was $3.2 million, with $1.7 million representing audit and audit-related fees, $1.3 million representing fees for tax services, and the balance representing other services.

AVAILABLE INFORMATION

Copies of Crane’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on Crane’s website at www.craneco.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

        Throughout the Annual Report to Shareholders, particularly in the President’s Letter to Shareholders and Management’s Discussion and Analysis of Operations, the Company makes numerous statements about expectations of future performance and market trends and statements about plans and objectives and other matters which because they are not historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

        In addition, the Company and its representatives may, from time to time, make written or oral forward-looking statements including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders which can be identified by the use of forward-looking terminology such as “believes”, “contemplates”, “expects”, “may”, “will”, “could”, “should”, “would” or “anticipates” or the negative thereof or comparable terminology.

        All forward-looking statements speak only as of the date on which such statements are made and involve risk and uncertainties that exist in the Company’s operations and business environment and are not guarantees of future performance.  The Company assumes no obligation to update any of these forward-looking statements, whether as a result of new information or future events.  As a responsibility to our investors, the Company will make reasonable efforts at timely disclosure of future facts and circumstances which may affect such statements.

        Because the Company wishes to take advantage of the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995, readers are cautioned to consider the following important risk factors that could affect the Company’s businesses and cause actual results to differ materially from those projected.

General

        A substantial portion of the sales of the Company’s business segments are concentrated in industries which are cyclical in nature.  Because of the cyclical nature of these businesses, their results are subject to fluctuations in domestic and international economies as well as to currency fluctuations and unforeseen

PART I

Forward Looking Statements  (continued)

inflationary pressures.  Reductions in the business levels of these industries would negatively impact the sales and profitability of the affected business segments.

        While the Company is a principal competitor in most of its markets, all of its markets are highly competitive.  The Company’s competitors in many of its business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of the Company’s business segments to achieve similar advances will be important to their competitive positions.  Competitive pressures, including those discussed above, could cause one or more of the Company’s business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on the Company’s results of operations.

        The Company’s acquisition program entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies.  There can be no assurance that suitable acquisition opportunities will be available in the future, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

        Net sales and assets related to operations outside the United States were 42.7% and 30.6%, respectively, in 2002 and 41.3% and 29.9%, respectively, in 2001, of the Company’s respective consolidated amounts.  Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability.  While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company’s revenue and profitability.

        Certain of the Company’s business segments are dependent upon highly qualified personnel, and the Company generally is dependent upon the continued efforts of key management employees.

        New factors emerge from time to time, and it is not possible for management to predict all of such factors.  Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Aerospace

        An additional significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of repair parts from Crane companies.  The companies could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 15% and 20% of the segment’s revenue in 2002 and 2001, respectively) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices.  Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain.  Aerospace Segment results could be below expectations if further slowing of the U. S. economy causes customers to delay or cancel spare parts or aircraft orders.

PART I

Forward Looking Statements  (continued)

        During the third quarter of 2002, the Company’s Hydro-Aire unit identified a wire chafing situation on a few of its fuel pumps used on certain Boeing aircraft, and the Company recorded a $4 million charge to reimburse the airlines for the precautionary inspection of approximately 35,000 pumps on approximately  3,000 aircraft.  These inspections are proceeding as planned.  Subsequently, several additional pumps in this same set of 35,000 pumps have also been returned with a mechanical overheating issue.  The Company is working closely with Boeing and the Federal Aviation Administration (“FAA”) to understand the root cause of the latter issue.  In both instances, the FAA issued an Emergency Airworthiness Directive (“AD”) to instruct airline carriers to comply with a near term precautionary step of carrying additional jet fuel to keep fuel pumps submerged at all times, until the pumps are inspected, to mitigate ignition risk and to ensure air safety.  Several airline carriers have petitioned Hydro-Aire for reimbursement for additional costs, such as the cost of carrying additional jet fuel.  The Company has disclaimed responsibility for these costs under applicable contract terms, but the Company is continuing its efforts to resolve these issues in good faith on a mutually acceptable basis.

Engineered Materials

        In the Engineered Materials Segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, industrial or building products for which Crane’s companies produce fiberglass-reinforced panels.  Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs and by any inability on the part of Crane’s companies to maintain their position in product cost and functionality against competing materials.

Merchandising Systems

        Results at Crane’s U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives.  Results at Crane’s German-based coin validation machine business have been and will continue to be affected by additional changes in demand stemming from the advent of the euro, the new European currency, as well as by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

Fluid Handling

        Crane’s companies could face increased price competition from larger competitors.  Further slowing of the U. S. economy could reduce sales and profits, particularly if projects for which Crane’s companies are suppliers or bidders are cancelled or delayed, or if the Company’s ability to source product from international sources is impeded. At Crane’s foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

Controls

        A number of factors could affect the Controls Segment’s results.  Lower sales and earnings could result if Crane’s companies can not maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives.  Results could decline because of an unanticipated decline in demand for Crane products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence.

Asbestos Litigation

        The Company’s results of operations, cash flows and financial position could be adversely affected by further increases in asbestos claims or the cost of defending and settling such claims.  These factors are subject to substantial uncertainties relating to the demographic characteristics of claimants as well as legal standards

PART I

Forward Looking Statements  (continued)

and court decisions in numerous state and local jurisdictions.  In addition, financial or other difficulties affecting the Company’s insurers could reduce the costs borne by such insurers and thereby increase the costs borne by the Company.

Item 2.	Properties

TOTAL MANUFACTURING FACILITIES	NUMBER	AREA

Aerospace
United States	7	717,000 sq. ft.
International	3	37,000 sq. ft.
Engineered Materials
United States	7	539,000 sq. ft.
International	1	32,000 sq. ft.
Merchandising Systems
United States	1	463,000 sq. ft.
Other International	2	131,000 sq. ft.
Fluid Handling
United States	17	1,748,000 sq. ft.
International	21	2,124,000 sq. ft.
Controls
United States	4	181,000 sq. ft.
International	1	27,000 sq. ft.

Leased Manufacturing Facilities	Leases Expiring Through	Number	Area

United States	2006	11	402,000 sq. ft.
Other International	2008	10	412,000 sq. ft.

Other Facilities

Fluid Handling operates five valve service centers in the United States, of which two are owned, and seven distribution centers in the United States.  This segment operates 48 distribution and 14 service centers outside the United States.

Merchandising Systems operates six distribution centers in the United States and seven internationally.

Engineered Materials operates seven distribution centers in the United States, of which one is owned, and three outside the United States.

In the opinion of management, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes.

PART I

Item 3.	Legal Proceedings

As of December 31, 2002, the Company was a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos.  Activity related to asbestos claims was as follows:

	2002	2001	2000

Beginning claims	16,180	5,460	2,434
New claims	49,429	10,985	3,123
Settlements	(11,299)	(66)	(28)
Dismissals	(272)	(199)	(69)

Ending claims	54,038	16,180	5,460

Of the 54,038 pending claims as of December 31, 2002, approximately 20,000 were filed in New York by one firm and approximately 25,000 were filed by several firms in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure, and based on the Company’s past experience, it is expected that a substantial majority of such New York claims will be dismissed against the Company for lack of product identification.

The gross settlement costs (before insurance recoveries and tax effects) for the Company totaled $7.3 million in 2002, including settlement of 9,040 claims brought by one group of plaintiff attorneys in Mississippi payable within the next year, $760,000 in 2001 and $480,000 in 2000. Total gross legal costs (before insurance recoveries and tax effects) incurred in connection with the claims were $4.8 million in 2002, $2.3 million in 2001 and $1.3 million in 2000. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was filed. Total pre-tax cash payments by the Company for settlement and defense costs were $1.4 million in 2002, $820,000 in 2001 and $270,000 in 2000 reflecting the impact of payment terms and insurance recoveries to date.

It is the Company’s accounting practice to conduct a detailed analysis of its asbestos-related liabilities quarterly or sooner if circumstances change significantly.  The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience of claims filed and defense and settlement costs for pending and reasonably anticipated future claims through 2007.  For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007.  A long-term liability is recorded to cover the estimated cost of asbestos claims through 2007 and an asset is recorded representing the probable insurance reimbursement (approximately 40 percent of defense and settlement costs).

During the fourth quarter of 2002, the Company updated its evaluation of potential defense and settlement costs and the insurance coverage estimated to be available to cover these costs. The Company reviewed, among other things, the incidence of past and recent claims, historical and recent settlement results, the number of cases pending against it, litigation costs and asbestos litigation developments that may impact the exposure of the Company. The Company recently experienced a significant increase in the number of claims and defense and settlement costs involving asbestos-related claims. As a result, based on this historical experience, management’s estimate of the future number of claims and claim costs has changed resulting in

PART I

Item 3.	Legal Proceedings (continued)

a $108 million asbestos-related claims provision after insurance recoveries ($73 million net of tax) during the fourth quarter of 2002 bringing the total provision for 2002 to $115 million ($78 million net of tax). The Company’s December 31, 2002 estimated liability for asbestos-related claims before consideration of insurance recoveries was determined to be $200 million, or $120 million after insurance recoveries. As the net amount accrued at September 30, 2002 was $12 million, the additional charge of $108 million was required in the fourth quarterof 2002. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims.  The Company cautions that its liability is based on assumptions with respect to future new claims, defense and settlement costs based on historical experience rates during the last few years that may not prove reliable as predictors.

The Company receives reimbursement of settlement and defense costs from its primary insurers up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are expected to respond to asbestos claims as settlements and other payments exhaust the primary policies, but there is no cost sharing or allocation agreement yet in place with the excess insurers.  The same factors that affect developing estimates of probable defense and settlement costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursement, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how legal and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

The Company determined it is probable that approximately 40%, or $80 million, of the estimated $200 million gross liability at December 31, 2002 will be paid by the Company’s insurers.  This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and consulting with legal counsel.  This insurance receivable has been recorded in other long-term assets as of December 31, 2002.

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance reimbursement as well as the underlying assumptions used to derive these amounts. These uncertainties may result in the Company incurring future charges to operations to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and defense and settlement costs occurs; however, the Company is currently unable to estimate such future changes.  Although the resolution of these claims is anticipated to take many years, amounts recorded for the liability under generally accepted accounting principles are not discounted, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

Item 4.	Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Business Experience During Past Five Years	Age	Officer Since

Eric C. Fast (1)	President and Chief Executive Officer	President and Chief Executive Officer of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001. Previously, Co-Head of Global Investment Banking of Salomon Smith Barney (investment banking firm) from 1997 to 1998, CO-Head of Global Investment Banking of Salomon Brothers, Inc. (investment banking firm) from 1995 to 1997 and a Managing Director of that firm since 1988.	53	1999

Gil A. Dickoff	Treasurer	Treasurer of the Company since 1992.	41	1992

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	51	1996

Bradley L. Ellis	Vice President-Chief Information Officer	Vice President - Chief Information Officer of the Company since July 1997.	34	1997

Joan Atkinson Nano	Vice President & Controller	Vice President & Controller of the Company since November 2001. Previously, Director of New Controllership Initiatives at GE Capital Corporation (financial services) from 2000 to 2001 and Director, Worldwide Planning and Analysis of Pitney Bowes Corporation (business machines and services) from 1994 to 1999, and as Assistant Corporate Controller from 1988 to 1994.	47	2001

Elise M. Kopczick	Vice President- Human Resources	Vice President-Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001 and Vice President-Human Resources at the Company’s Hydro-Aire subsidiary from January 1996 to August 1999.	49	2001

Thomas M. Noonan	Vice President-Taxes	Vice President – Taxes of the Company since November 2001. Vice President Controller and Chief Tax Officer of the Company from April 2000 to November 2001, Vice President, Taxes of the Company from September 1999 to April 2000 and Director of Taxes of the Company from March 1996 to September 1999.	48	1999

PART I

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Anthony D. Pantaleoni	Vice President- Environment, Health & Safety	Vice President - Environment, Health & Safety of the Company Health & Safety since 1989.	48	1989

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters.
The information required by Item 5 is hereby incorporated by reference to Pages 47 and 49 of the 2002 Annual Report to Shareholders.

Item 6.	Selected Financial Data.
The information required by Item 6 is hereby incorporated by reference to Page 46 of the 2002 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The information required by Item 7 is hereby incorporated by reference to Pages 13 through 23 and pages 41 through 45 of the 2002 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risks.
The information required by Item 7A is hereby incorporated by reference to Page 23 of the 2002 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data.
The information required by Item 8 is hereby incorporated by reference to Pages 24 through 40 and page 46 of the 2002 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

PART III

Item 10.	Directors and Executive Officers of the Registrant

        The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 7, 2003, which the Company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

Item 11.	Executive Compensation

        The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 7, 2003, which the Company has filed with the Commission pursuant to Regulation l4A.

PART III  (Continued)

Item 12.	Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 12 is incorporated by reference to the definitive proxy statement dated March  7, 2003, which the Company has filed with the Commission pursuant to Regulation 14A.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	6,043,000	$23.85	1,518,000
Equity compensation plans not approved by security holders	—	—	—

Total	6,043,000	$23.85	1,518,000

Item 13.	Certain Relationships and Related Transactions

        The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 7, 2003, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 14.	Controls and Procedures

        (a) Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer (who currently serves as Acting Chief Financial Officer) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this annual report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer has concluded that these controls are effective.

        (b) Change in Internal Controls.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant material deficiencies or material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)

The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in common shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000 and the report thereon of Deloitte & Touche LLP dated January 21, 2003 appearing on Pages 24 through 40 of Crane Co.’s 2002 Annual Report to Shareholders which will be furnished with the definitive proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference.

(2)

Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions, or are inapplicable or the information is shown in the financial statements and related notes.

(3)	Exhibits

	Exhibit 10(a)	Crane Co. Corporate EVA Incentive Compensation Plan
	Exhibit 11	Computation of net income per share.
	Exhibit 13	Annual Report to shareholders for the year ended December 31, 2002.
	Exhibit 21	Subsidiaries of the Registrant.
	Exhibit 23	Independent auditors’ consent.
	Exhibit 99.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)	Exhibits to Form 10-K:

There is incorporated by reference herein:
	(3) (a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
	(b)	The Company’s By-Laws, as amended on January 24, 2000 contained in Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

	(4)	Instruments Defining the Rights of Security Holders, including Indentures:
	(a)	There is incorporated by reference herein:
	(1)	Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the Company’s Report on Form 8-K filed with the Commission on July 6, 1998.

	(b)	There is incorporated by reference herein:
	1)	Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4.1 to the Company’s report on Form 8-K filed with the Commission on September 16, 1998.

	(10)	Material Contracts:
	(iii)	Compensatory Plans

PART IV   (Continued)

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

There is incorporated by reference herein:
(a)

The forms of Employment/Severance Agreement between the Company and certain executive officers  (Form I) and (Form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(b)

The indemnification agreements entered into with each director and executive officer of the Company, the form of which is contained in Exhibit C to the Company’s definitive proxy statement filed with the Commission in connection with the Company’s April 27, 1987 Annual Meeting.

(c)	The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.
(d)	The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.
(e)	The Crane Co. 1998 Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.
(f)

The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(g)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(h)	The employment agreement with Eric C. Fast contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(i)	The EVA Incentive Compensation Plan as amended January 22, 2001 contained in exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(j)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(k)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(l)	The employment agreement with Robert S. Evans contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(m)	The Crane Co. Corporate EVA Incentive Compensation Plan (filed herewith as Exhibit 10(a)).

        All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.

(Registrant)

By	/s/ E.C. FAST

E.C.Fast
President, Chief Executive Officer and Acting Chief Financial Officer
Date	3/7/2003

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OFFICERS

	/s/ E.C. FAST		/s/ J. ATKINSON NANO

	E.C.Fast		J.Atkinson Nano
	President, Chief Executive Officer, Acting Chief Financial Officer and a Director (Principal Financial Officer)		Vice President, Controller (Principal Accounting Officer)
Date	3/7/2003	Date	3/7/2003

DIRECTORS

	/s/ R.S. EVANS		/s/ E.T. BIGELOW, JR.		/s/ R.S. FORTE’

	R.S.Evans		E.T. Bigelow, Jr.		R.S. Forte’
Date	2/24/2003	Date	2/24/2003	Date	2/24/2003

	/s/ D.R. GARDNER		/s/ J. GAULIN

	D.R. Gardner		J. Gaulin		W.E. Lipner
Date	2/24/2003	Date	2/24/2003

	/s/ D.C. MINTON		/s/ C.J. QUEENAN, JR.		/s/ J.L.L. TULLIS

	D.C. Minton		C.J. Queenan, Jr.		J.L.L. Tullis
Date	2/24/2003	Date	2/24/2003	Date	2/24/2003

CERTIFICATION

I, Eric C. Fast, President and Chief Executive Officer and Acting Chief Financial Officer of Crane Co., certify that:

            (1) I have reviewed this annual report on Form 10-K of Crane Co.;

            (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

            (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period for which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5)  I have disclosed, based on our most recent evaluation, to the Company’s auditors and the Audit Committee of Company’s Board of Directors:

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

            (6)  I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 7, 2003

/s/ ERIC C. FAST

Eric C. Fast
President, Chief Executive Officer and Acting Chief Financial Officer