Form 10-Q
period 2003-03-31
CRANE CO /DE/
filed 2003-05-14
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes    ☒            No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒            No    ☐

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2003:

Common stock, $1.00 Par Value – 59,278,225 shares

Part I – Financial Information

Item 1.    Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$376,470	$371,545

Operating costs and expenses:
Cost of sales	257,275	255,420
Selling, general and administrative	91,016	79,311

	348,291	334,731

Operating profit	28,179	36,814

Other income (expense):
Interest income	189	450
Interest expense	(3,944)	(4,491)
Miscellaneous – net	(165)	(1,732)

	(3,920)	(5,773)

Income before income taxes and cumulative effect of a change in accounting principle	24,259	31,041

Provision for income taxes	7,763	10,244

Income before cumulative effect of a change in accounting principle	16,496	20,797
Cumulative effect of a change in accounting principle	—	(28,076)

Net income (loss)	$16,496	$(7,279)

Basic and diluted net income (loss) per share:
Income before cumulative effect of a change in accounting principle	$.28	$.35
Cumulative effect of a change in accounting principle	—	(0.47)

Net income (loss)	$.28	$(0.12)

Average basic shares outstanding	59,400	59,786
Average diluted shares outstanding	59,455	59,786
Dividends per share	$.10	$.10

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.    Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$44,257	$36,589

Accounts receivable	225,750	213,850

Inventories:
Finished goods	72,530	62,254
Finished parts and subassemblies	53,458	55,037
Work in process	28,969	27,279
Raw materials	66,228	70,119

	221,185	214,689

Other Current Assets	45,258	44,349

Total Current Assets	536,450	509,477

Property, Plant and Equipment:
Cost	683,609	678,760
Less accumulated depreciation	410,289	405,512

	273,320	273,248

Other Assets	172,849	174,522

Intangible assets	45,316	46,093
Goodwill	410,626	410,356

Total Assets	$1,438,561	$1,413,696

See Notes to Consolidated Financial Statements

(Continued)

Part I – Financial Information

Item 1.    Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31,	December 31,
	2003	2002
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$101,650	$400
Loans payable	49,550	48,153
Accounts payable	101,673	91,072
Accrued liabilities	123,752	125,859
U.S. and foreign taxes on income	27,991	22,941

Total Current Liabilities	404,616	288,425

Long-Term Debt	103,670	205,318

Accrued Pension and Postretirement Benefits	39,468	39,499

Deferred Income Taxes	8,878	8,972

Other Liabilities	221,889	222,420

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	106,421	106,421
Retained earnings	765,492	756,801
Accumulated other comprehensive gain (loss)	4,381	(788)
Common stock held in treasury	(288,680)	(285,798)

Total Common Shareholders’ Equity	660,040	649,062

Total Liabilities and Shareholders’ Equity	$1,438,561	$1,413,696

Common Stock Issued	72,426	72,426
Less Common Stock held in Treasury	(13,124)	(12,978)

Common Stock Outstanding	59,302	59,448

See Notes to Consolidated Financial Statements

Part I – Financial Information (Cont’d.)

Item 1.    Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income (loss)	$16,496	$(7,279)
Cumulative effect of a change in accounting principle	—	28,076

Income before accounting change	16,496	20,797

(Income)loss from joint venture	(371)	643
Depreciation and amortization	12,364	12,002
Deferred income taxes	(255)	1,941
Cash used for operating working capital	(4,580)	(6,167)
Other	(1,033)	(2,139)

Total provided from operating activities	22,621	27,077

Investing activities:
Capital expenditures	(6,484)	(6,479)
Payments for acquisitions	—	(1,650)
Proceeds from divestitures	1,200	—
Proceeds from disposition of capital assets	344	462

Total used for investing activities	(4,940)	(7,667)

Financing activities:
Equity:
Dividends paid	(5,945)	(5,983)
Reacquisition of shares-open market	(6,116)	—
Reacquisition of shares-stock incentive programs	(592)	(273)
Stock options exercised	952	1,011

Net equity	(11,701)	(5,245)
Debt:
Issuance of long-term debt	—	103
Repayments of long-term debt	(365)	(22,954)
Net decrease in short-term debt	1,397	630

Net debt	1,032	(22,221)

Total used for financing activities	(10,669)	(27,466)
Effect of exchange rates on cash and cash equivalents	656	(138)

Increase (decrease) in cash and cash equivalents	7,668	(8,194)
Cash and cash equivalents at beginning of period	36,589	21,163

Cash and cash equivalents at end of period	$44,257	$12,969

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(9,796)	$(15,985)
Inventories	(4,819)	6,735
Other current assets	(833)	(630)
Accounts payable	10,029	10,486
Accrued liabilities	(3,737)	(10,313)
U.S. and foreign taxes on income	4,576	3,540

Total	$(4,580)	$(6,167)

Supplemental disclosure of cash flow information:
Interest paid	$4,352	$3,772
Income taxes paid	3,261	6,759

See Notes to Consolidated Financial Statements

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

1.    Segment Results

Net sales, gross profit and operating profit by segment are as follows:

	Three Months Ended March 31,
	2003	2002*
(In Thousands)
Net Sales
Aerospace	$87,374	$85,456
Engineered Materials	62,886	54,245
Merchandising Systems	37,606	42,976
Fluid Handling	173,468	173,027
Controls	15,210	15,857
Intersegment Elimination	(74)	(16)

Total	$376,470	$371,545

Gross Profit
Aerospace	$36,497	$34,073
Engineered Materials	19,012	15,311
Merchandising Systems	9,286	13,788
Fluid Handling	48,686	48,046
Controls	5,743	6,265
Corporate	(29)	(1,358)

Total	$119,195	$116,125

Operating Profit
Aerospace	$16,871	$15,606
Engineered Materials	12,964	10,636
Merchandising Systems	(2,118)	4,377
Fluid Handling	7,426	12,361
Controls	398	795
Corporate	(7,362)	(6,961)

Total	$28,179	$36,814

*	2002 segment results have been reclassified to reflect the movement of Resistoflex from Engineered Materials to Aerospace and Fluid Handling.

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

2.    Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three months ended March 31, 2003 and 2002 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

(in thousands except per share data)	March 31, 2003	March 31, 2002
Net income(loss)as reported	$16,496	$(7,279)
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,175)	(1,290)

Pro forma	$15,321	$(8,569)

Net income (loss) per share
Basic: As reported	$0.28	$(.12)
Pro forma	0.26	(.14)
Diluted: As reported	0.28	(.12)
Pro forma	0.26	(.14)

3.    Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangibles with indefinite useful lives are no longer amortized. SFAS 142 also requires, at a minimum, an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized. A discounted cash flow model was used to determine the fair value of the Company’s reporting units for purposes of testing goodwill for impairment.

The effects of adopting the new standard on net income (loss) and diluted earnings per share for the three-month periods ended March 31, 2003 and 2002 are as follows:

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

	2003	2002
Net income (loss)	$16,496	$(7,279)
Cumulative effect of a change in accounting principle	—	28,076

Income before cumulative effect of a change in accounting principle	$16,496	$20,797

Basic and diluted net income (loss) per share:

Net income(loss)	$0.28	$(0.12)
Cumulative effect of a change in accounting principle	—	0.47

Income before cumulative effect of a change in accounting principle	$0.28	$0.35

The after-tax cumulative effect adjustment recognized upon adoption of SFAS No. 142 was $28,076. The reporting segments (units) in which the impairment loss was recognized are as follows:

Merchandising Systems (Streamware)	$7,751
Fluid Handling (Crane Environmental)	4,070
Controls (Barksdale)	16,255

Total	$28,076

Changes to goodwill and intangible assets during the three-month period ended March 31, 2003, follow.

	Goodwill	Intangible Assets
Balance at December 31, 2002, net of accumulated amortization	$410,356	$46,093
Translation and other adjustments	270	236
Amortization expense	—	(1,013)

Balance at March 31, 2003, net of accumulated amortization	$410,626	$45,316

Intangible assets totaled $45.3 million, net of accumulated amortization of $31.1 million at March 31, 2003. Of this amount, $7.5 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

A summary of intangible assets follows:

	March 31, 2003		December 31, 2002
	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$67,781	$27,099	$67,539	$26,354
Drawings	7,025	3,465	7,025	3,414
Other	1,559	485	1,579	282

	$76,365	$31,049	$76,143	$30,050

Amortization expense for these intangible assets is expected to be approximately $4.0 million each year between 2004 and 2008.

4.    Acquisitions & Divestitures

In March, 2003 the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactures canned motor pumps primarily for use in the chemical processing industry.

5.    Comprehensive Income

Total comprehensive income for the three-month periods ended March 31, 2003 and 2002 is as follows:

(In thousands)	2003	2002
Net income (loss)	$16,496	$(7,279)
Foreign currency translation adjustments	5,169	(5,988)

Comprehensive income (loss)	$21,665	$(13,267)

6.    Asbestos Liability

As of March 31, 2003, the Company was a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims was as follows:

	March 31,	December 31,|
	2003	2002	2001	2000
Beginning claims	54,038	16,180	5,460	2,434
New claims	8,349	49,429	10,985	3,123
Settlements	(128)	(11,299)	(66)	(28)
Dismissals	(162)	(272)	(199)	(69)

Ending claims	62,097	54,038	16,180	5,460

Of the 62,097 pending claims as of March 31, 2003, approximately 21,000 were filed in New York by one firm and approximately 29,000 were filed by several firms in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure, and based on the Company’s past experience, it is expected that a substantial majority of such New York claims will be dismissed against the Company for lack of product identification.

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

The gross settlement costs (before insurance recoveries and tax effects) for the Company totaled $1.8 million in the quarter ended March 31, 2003. Total gross legal costs (before insurance recoveries and tax effects) incurred in connection with the claims were $.7 million for the quarter ended March 31, 2003. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was filed. Total pre-tax cash payments by the Company for settlement and defense costs were $.4 million for the quarter ended March 31, 2003 reflecting the timing and terms of payments and insurance recoveries to date. These quarterly amounts are not necessarily indicative of future period amounts, which may be higher or lower than those reported in the quarter ended March 31, 2003.

It is the Company’s accounting practice to conduct a detailed analysis of its asbestos-related liabilities quarterly or sooner if circumstances change significantly. The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of claims filed and defense and settlement costs for pending and reasonably anticipated future claims through 2007. For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability is recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset is recorded representing the probable insurance reimbursement (approximately 40 percent of defense and settlement costs).

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

The Company determined it is probable that approximately 40% of the estimated gross liability will be paid by the Company’s insurers. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and consulting with legal counsel. This insurance receivable has been recorded in other long-term assets.

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

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

7.    Subsequent Event

On April 16, 2003, the Company entered into an Agreement and Plan of Merger with Signal Technology Corporation (“Signal”), to purchase all of the issued and outstanding shares of Signal’s common stock at $13.25 per share net to the shareholder in cash, for total consideration (including the cash settlement of in-the-money options) of approximately $153 million, or approximately $135 million taking into account Signal’s net cash at December 31, 2002. Signal designs, manufactures and markets highly engineered state-of-the-art power management products and sophisticated electronic radio frequency components and subsystems for the defense, space and military communications markets. Signal had gross revenues of $87 million in 2002. The Company plans to finance the cash tender offer with borrowings under its $300 Million Multi-Currency Credit Agreement dated as of November 18, 1998.

Part I – Financial Information (Cont’d.)

Notes to Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2003

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission which are incorporated by reference herein.

Results from Operations

First Quarter of 2003 Compared to First Quarter of 2002

Net income for the first quarter of 2003 was $16.5 million, or $.28 per share, compared to a net loss of $7.3 million, or $.12 per share in the first quarter of 2002. First quarter 2002 net income included the cumulative effect of a change in accounting principle for goodwill of $28.1 million, or $.47 per share, while 2002 income before the cumulative effect of a change in accounting principle was $20.8 million, or $.35 per share. Operating profit was $28.2 million on sales of $376.5 million for the first quarter 2003 compared to operating profit of $36.8 million on sales of $371.5 million for the first quarter 2002. The $8.6 million decline in operating profit in the quarter was primarily due to $5 million for severance costs. Additionally, lower operating profit in the Fluid Handling, Merchandising Systems and Controls segments more than offset improved operating profit in the Aerospace and Engineered Materials segments.

Net sales from domestic businesses were 71% of the quarter’s total net sales in both the 2003 and 2002 three-month periods. Operating profit from domestic businesses was 85% and 68% of total operating profit for 2003 and 2002, while operating profit from foreign businesses was 15% and 32%, respectively. The decline in foreign operating profit is principally due to difficult operating conditions at German-Based National Rejectors (“NRI”) as discussed in the Merchandising segment below. Operating profit margins for domestic businesses were 9.0% in 2003 compared with 9.5% in 2002. Operating profit margins for non-US businesses were 3.8% in 2003 versus 11.0% in 2002 principally due to NRI.

Market Conditions

There continue to be difficult conditions in the chemical process industry (“CPI”) and power industry. The Aerospace segment experienced solid aftermarket demand throughout the quarter. Demand for Euro coin changing equipment and U.S. vending equipment remained depressed. Orders for fiberglass reinforced plastic panels in the transportation and recreational vehicle (“RV”) markets were strong during the quarter, although RV orders weakened in March.

Segment Results

Aerospace sales of $87.4 million increased $1.9 million, or 2% in the quarter, compared to $85.5 million in the first quarter 2002. Operating profit of $16.9 million increased $1.3 million, or 8%, compared to $15.6 million in the first quarter 2002. Operating profit margins improved to 19.3% in the current year quarter from 18.3% in the prior year quarter. During the first quarter 2003, the Aerospace segment completed its internal reorganization to recognize the market uniqueness of commercial aerospace and electronics by organizing itself into these two focus areas to seek customer solutions for these discrete markets.

Part I—Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2003

Sales in the commercial aerospace businesses (Hydro-Aire, Lear Romec, Eldec Aerospace and Resistoflex Aerospace) were down 4% in the quarter versus the prior year first quarter, while operating profit increased 2%. Operating margins improved to 21.0% from 19.8% in the prior year quarter principally due to favorable mix of high-margin aftermarket spare shipments, while OEM demand continued to decline. During the quarter, this business aggressively executed the change in its business model to manage its four businesses as one global business and to resize the business and cost structure to current market conditions, which included a previously announced reduction in workforce. The Company continues to invest in new product development in this business.

Sales in the electronics businesses (Interpoint, Eldec Power Supply and General Technology Corporation (“GTC”), which includes defense electronics, increased 20% to $25.3 million from $21.0 million in the prior year quarter principally reflecting the GTC acquisition. Operating profit margins improved to 15.1% during the quarter from 13.3% in the prior year quarter.

Backlog was $224.5 million at March 31, 2003, a 3% improvement compared to $217.6 million at December 31, 2002.

Engineered Materials sales of $62.9 million increased $8.6 million, or 16%, in the quarter compared to $54.2 million in the first quarter 2002. On a comparable basis, sales increased 6% excluding the May 2002 Lasco acquisition and the CorTec divestiture in the third quarter 2002. Segment operating profit of $13.0 million increased $2.3 million, or 22%, compared to $10.6 million in the first quarter 2002. Margins improved to 20.6% from 19.6% in the prior year quarter. Kemlite’s sales to the recreational vehicle (“RV”), truck trailer and industrial building markets were up strongly in the quarter, although RV demand softened towards the end of the quarter.

Backlog at March 31, 2003 was $9.8 million, a 12% decrease from $11.2 million at December 31, 2002.

Merchandising Systems sales of $37.6 million declined $5.4 million, or 12%, in the quarter compared to $43.0 million in the first quarter 2002. Operating profit decreased $6.5 million for an operating loss of $2.1 million in the quarter compared to an operating profit of $4.4 million in the first quarter 2002. The decrease was due to difficult operating conditions at NRI, reflecting weak demand for European coin changing equipment, and $2.7 million in severance costs to size this business appropriately to the market. This performance also reflects the anticipated continuation of soft market conditions for vending machines both in North America and Europe.

Backlog at March 31, 2003 was $10.5 million versus $12.9 million at December 31, 2002.

Part I—Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2003

Fluid Handling sales were $173.5 million in the quarter essentially even with the first quarter of 2002. Operating profit of $7.4 million in the quarter compared to $12.4 million in the first quarter of 2002 declined $5.0 million, or 40%, primarily from continued end-market weakness in this segment’s valve businesses and severance costs and other costs associated with facility consolidations. Current quarter operating profit margins were 4.3% compared to 7.1% in the prior year first quarter. Valve sales were essentially flat quarter-over-quarter, however, margins declined sharply to 3.6% from 8.1% in the first quarter 2002, reflecting continued depressed Chemical Process Industry (“CPI”) demand, Venezuelan trade issues, delayed shipments in the power and marine businesses, severance costs and other costs associated with facility consolidations. Sales in the pump business were essentially flat while operating profit improved 16% and margins improved to 7.8% from 6.6% in the prior year quarter as this business began to benefit from its facility consolidation. Crane Supply sales increased 2% and operating profit improved 6% largely on strong sales of certain valves, favorable exchange impacts and strict margin control. Resistoflex Industrial sales increased 4% on strong orders from new hose distributors.

Backlog for the Fluid Handling segment at March 31, 2003 was $138.1 million, a 6% improvement compared to $130.2 million at December 31, 2002.

Controls sales were $15.2 million in the quarter versus $15.9 million in the prior year quarter. Operating profit of $0.4 million decreased $0.4 million, or 50%, from $0.8 million in the first quarter 2002. Azonix/Dynalco continues to experience significant weakness in the gas transmission industry which more than offset improved results at Barksdale.

Backlog was $14.7 million as of March 31, 2003, a 7% improvement compared to $13.8 million at December 31, 2002.

Corporate expenses were $7.4 million in the first quarter of 2003 versus $7.0 million in the first quarter of 2002.

Financial Position

Crane’s financial position remains strong. Net debt to capital was 24.2% at March 31, 2003 compared to 25.1% at December 31, 2002 and 29.8% at March 31, 2002. In the first quarter, Crane generated $22.6 million in cash flow from operating activities allowing the Company to invest $6 million in capital equipment, pay a $6 million dividend to shareholders and spend $6 million to repurchase shares.

Order backlog at March 31, 2003 totaled $397.8 million, a 3% improvement over backlog at December 31, 2002.

Part I—Financial Information (Cont’d)

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2003

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company generated $22.6 million of cash flow from operating activities versus $27.1 million in 2002. Net debt totaled 24.2% of capital at March 31, 2003 compared with 25.1% at December 31, 2002. The current ratio at March 31, 2003 was 1.3 and working capital totaled $131.8 million compared with 1.8 and $221.8 million respectively, at December 31, 2002. The Company had unused credit lines of $386 million available at March 31, 2003.

Of the $205.3 million in debt outstanding at March 31, 2003 ($101.6 million classified as short-term and $103.7 million classified as long-term) $200 million was at fixed rates of interest ranging from 6.75% to 8.50%. The $100 million 8.50% debt issue is scheduled to mature March 15, 2004. This debt could be refinanced with new debt issued under the Company’s fully effective shelf registration for $300 million debt securities filed on Form S-3 with the Securities and Exchange Commission or with bank borrowings.

The Company’s $300 Million Multi-Currency Credit Agreement with its banks is scheduled to mature on November 18, 2003. The Company plans to enter into a new multi-year revolving credit facility later this year. The total amount outstanding under this agreement at March 31, 2003 was $45 million and was included in loans payable. The Company plans to finance its cash tender offer of Signal shares (See note 7) with borrowings under this agreement.

On April 17, 2003, Standard & Poor’s (“S&P”) affirmed the Company’s BBB+ senior unsecured debt rating citing the Company’s free cash flow generation and generally moderate financial profile. On April 21, 2003, Moody’s Investors Service (“Moody’s”) downgraded the Company’s senior unsecured debt to Baa2 from Baa1 reflecting the elevation of the Company’s risk profile due to uncertainties associated with asbestos-related claims combined with the expected increase in leverage from the pending acquisition of Signal Technology Corporation. The rating outlook for the Company from both S&P and Moody’s is Stable. Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Part I—Financial Information (Cont’d)

Item 4.	Controls and Procedures (Cont’d)

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

Part II—Other Information

Item 1.    Legal Proceedings

The Company’s asbestos claims are discussed in note 6 to the financial statements and are incorporated herein by reference. There have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Submission of Matters to a vote of Security Holders

A)    The Annual Meeting of shareholders was held on April 28, 2003.

B)    The following four Directors were re-elected to serve for three years until the Annual Meeting of 2006.

Mr. R.S. Evans
Vote for	—	51,765,835
Vote withheld	—	780,056

Mr. Eric. C. Fast
Vote for	—	51,781,913
Vote withheld	—	763,978

Mr. Dorsey R. Gardner
Vote for	—	51,292,998
Vote withheld	—	1,252,893

Mr. Dwight C. Minton
Vote for	—	51,771,275
Vote withheld	—	774,616

C)    The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2003.

Vote for	—	51,143,101
Vote against	—	1,332,166
Abstained	—	20,624

Part II—Other Information (Cont’d)

Item 4.	Submission of Matters to a vote of Security Holders (Cont’d)

D)    The shareholders rejected the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	—	3,637,137
Vote against	—	39,600,077
Abstained	—	1,283,551
Non-votes	—	8,025,126

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Form 8-K

On January 23, 2003, the Company filed a Form 8-K containing the 2002 fourth quarter press release.

On April 16, 2003, the Company filed a Form 8-K containing the 2003 first quarter press release and the announcement of the commencement of a tender offer to acquire Signal Technology Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.

Registrant

Date May 14, 2003	By /s/	G. S. SCIMONE

G. S. Scimone
Vice President Finance
and Chief Financial Officer

Date May 14, 2003	By /s/	J. ATKINSON NANO

J. Atkinson Nano
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

(5)    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

/S/    ERIC C. FAST

Eric C. Fast

President and Chief Executive Officer

May 14, 2003

I, George S. Scimone, Vice President Finance and Chief Financial Officer of Crane Co., certify that:

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

(5)    The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

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

/s/    George S. Scimone

George S. Scimone

Vice President Finance and

Chief Financial Officer

May 14, 2003

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