Form 10-Q
period 2003-06-30
CRANE CO /DE/
filed 2003-08-14
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to _______

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2003:

Common stock, $1.00 Par Value –    59,300,979 shares

Part I - Financial Information
Item 1.  Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Operations
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$405,973	$391,613	$782,443	$763,158
Operating costs and expenses:
Cost of sales	274,357	265,969	531,631	521,389
Selling, general and administrative	88,705	82,345	179,722	161,656

Operating profit	42,911	43,299	71,090	80,113
Other income (expense):
Interest income	309	158	498	608
Interest expense	(4,141)	(4,153)	(8,084)	(8,644)
Miscellaneous - net	(833)	360	(998)	(1,372)

	(4,665)	(3,635)	(8,584)	(9,408)
Income before income taxes and cumulative effect of a change in accounting principle	38,246	39,664	62,506	70,705
Provision for income taxes	12,239	13,101	20,002	23,344

Income before cumulative effect of a change in accounting principle	26,007	26,563	42,504	47,361
Cumulative effect of a change in accounting principle	––	––	––	(28,076)

Net income	$26,007	$26,563	$42,504	$19,285

Basic and diluted net income per share:
Income before cumulative effect of a change in accounting principle	$.44	$.44	$.72	$.79
Cumulative effect of a change in accounting principle	––	––	––	(.47)

Net income	$.44	$.44	$.72	$.32

Average basic shares outstanding	59,287	59,808	59,349	59,791
Average diluted shares outstanding	59,394	60,371	59,437	60,270
Dividends per share	$.10	$.10	$.20	$.20

See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current Assets
Cash and cash equivalents	$32,058	$36,589
Accounts receivable	261,475	213,850
Inventories:
Finished goods	80,706	62,254
Finished parts and subassemblies	53,585	55,037
Work in process	38,446	27,279
Raw materials	73,586	70,119

	246,323	214,689
Other Current Assets	52,591	44,349

Total Current Assets	592,447	509,477
Property, Plant and Equipment:
Cost	744,450	678,760
Less accumulated depreciation	435,717	405,512

	308,733	273,248
Other Assets	177,758	174,522
Intangible assets	58,973	46,093
Goodwill	511,565	410,356

Total Assets	$1,649,476	$1,413,696

See Notes to Consolidated Financial Statements

(Continued)

Part I - Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002

Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$101,332	$400
Loans payable	24,119	48,153
Accounts payable	113,720	91,072
Accrued liabilities	146,144	125,859
U.S. and foreign taxes on income	28,233	22,941

Total Current Liabilities	413,548	288,425
Long-Term Debt	266,374	205,318
Accrued Pension and Postretirement Benefits	39,986	39,499
Deferred Income Taxes	9,153	8,972
Other Liabilities	219,985	222,420
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	106,421	106,421
Retained earnings	786,534	756,801
Accumulated other comprehensive gain (loss)	24,248	(788)
Common stock held in treasury	(289,199)	(285,798)

Total Common Shareholders’ Equity	700,430	649,062

Total Liabilities and Shareholders’ Equity	$1,649,476	$1,413,696

Common Stock Issued	72,426	72,426
Less Common Stock held in Treasury	(13,142)	(12,978)

Common Stock Outstanding	59,284	59,448

See Notes to Consolidated Financial Statements

Part I - Financial Information
Item 1. Financial Statements

Crane Co. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$42,504	$19,285
Cumulative effect of a change in accounting principle	—	28,076

Income before accounting change	42,504	47,361
(Income)loss from joint venture	(1,535)	51
Depreciation and amortization	25,212	24,374
Deferred income taxes	(491)	(250)
Cash (used for)provided from operating working capital	(9,730)	16,950
Other	(2,382)	(3,386)

Total provided from operating activities	53,578	85,100

Investing activities:
Capital expenditures	(13,090)	(12,377)
Payments for acquisitions	(168,818)	(42,457)
Proceeds from divestitures	1,600	—
Proceeds from disposition of capital assets	911	4,004

Total used for investing activities	(179,397)	(50,830)
Financing activities:
Equity:
Dividends paid	(11,874)	(11,965)
Settlement of shares-open market	(6,641)	—
Settlement of shares-stock incentive programs	(763)	(3,202)
Stock options exercised	1,310	4,189

Net equity	(17,968)	(10,978)
Debt:
Issuance of long-term debt	166,113	20,857
Repayments of long-term debt	(4,339)	(44,055)
Net decrease in short-term debt	(24,062)	(856)

Net debt	137,712	(24,054)

Total provided from (used for) financing activities	119,744	(35,032)
Effect of exchange rates on cash and cash equivalents	1,544	1,485

(Decrease)increase in cash and cash equivalents	(4,531)	723
Cash and cash equivalents at beginning of period	36,589	21,163

Cash and cash equivalents at end of period	$32,058	$21,886

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(18,357)	$(13,832)
Inventories	4,236	26,912
Other current assets	1,342	(374)
Accounts payable	5,739	7,432
Accrued liabilities	(4,743)	(6,668)
U.S. and foreign taxes on income	2,053	3,480

Total	$(9,730)	$16,950

Supplemental disclosure of cash flow information:
Interest paid	$7,796	$5,657
Income taxes paid	16,509	21,988

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

1.     Segment Results

         Net sales, gross profit and operating profit by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands)	2003	2002*	2003	2002*

Net Sales
Aerospace & Electronics	$104,073	$86,185	$191,447	$171,641
Engineered Materials	58,278	60,093	121,164	114,338
Merchandising Systems	39,869	41,222	77,475	84,198
Fluid Handling	187,812	187,350	361,280	360,377
Controls	16,015	16,784	31,225	32,641
Intersegment Elimination	(74)	(21)	(148)	(37)

Total	$405,973	$391,613	$782,443	$763,158

Gross Profit
Aerospace & Electronics	$44,737	$38,171	$81,233	$72,244
Engineered Materials	16,335	17,068	35,347	32,379
Merchandising Systems	11,305	11,841	20,590	25,629
Fluid Handling	53,621	52,712	102,307	100,759
Controls	6,330	6,742	12,074	13,007
Corporate	(712)	(890)	(739)	(2,249)

Total	$131,616	$125,644	$250,812	$241,769

Operating Profit
Aerospace & Electronics	$23,278	$20,418	$40,149	$36,024
Engineered Materials	11,674	12,322	24,638	22,958
Merchandising Systems	1,322	2,030	(796)	6,407
Fluid Handling	13,697	13,737	21,122	26,098
Controls	986	1,248	1,383	2,043
Corporate	(8,046)	(6,456)	(15,406)	(13,417)

Total	$42,911	$43,299	$71,090	$80,113

*	2002 segment results have been reclassified to reflect the movement of Resistoflex from Engineered Materials to Aerospace and Fluid Handling.

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.    The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three and six-month periods ended June 30, 2003 and 2002 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands, Except Per Share Data)	2003	2002	2003	2002

Net income as reported	$26,007	$26,563	$42,504	$19,285
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,196)	(1,290)	(2,371)	(2,580)

Pro forma	24,811	25,273	40,133	16,705

Net income per share
Basic and Diluted:
As reported	$0.44	$0.44	$0.72	$0.32
Pro forma	0.42	0.42	0.68	0.28

3.	Goodwill and Intangible Assets

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

The effects of adopting the new standard on net income and diluted earnings per share for the three and six-month periods ended June 30, 2003 and 2002 are as follows:

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands)	2003	2002	2003	2002

Net income	$26,007	$26,563	$42,504	$19,285
Cumulative effect of a change in accounting principle	––	––	––	28,076

Income before cumulative effect of a change in accounting principle	$26,007	$26,563	$42,504	$47,361

Basic and diluted net income per share:
Net income	$.44	$.44	$.72	$.32
Cumulative effect of a change in accounting principle	––	––	––	.47

Income before cumulative effect of a change in accounting principle	$.44	$.44	$.72	$.79

The reporting segments (units) in which the impairment loss was recognized in 2002 are as follows:

(In Thousands)

Merchandising Systems (Streamware)	$7,751
Fluid Handling (Crane Environmental)	4,070
Controls (Barksdale)	16,255

Total	$28,076

Changes to goodwill and intangible assets during the six-month period ended June 30, 2003 follow.

(In Thousands)	Goodwill	Intangible Assets

Balance at December 31, 2002, net of accumulated amortization	$410,356	$46,093
Additions	95,300	13,845
Translation and other adjustments	5,909	1,387
Amortization expense	—	(2,352)

Balance at June 30, 2003, net of accumulated amortization	$511,565	$58,973

Goodwill increased $95.3 million during the six-month period ended June 30, 2003 primarily due to the acquisition of Signal Technology Corporation in May 2003 and certain pipe coupling and fittings businesses of Etex Group S.A. in June 2003.

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets totaled $59.0 million, net of accumulated amortization of $32.7 million at June 30, 2003.  Of this amount, $8.1 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.

A summary of intangible assets follows:

	June 30,2003		December 31, 2002

(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization

Intellectual rights	$66,577	$27,912	$67,539	$26,354
Drawings	7,025	3,516	7,025	3,414
Other	18,075	1,276	1,579	282

	$91,677	$32,704	$76,143	$30,050

Amortization expense for these intangible assets is expected to be approximately $8.0 million in 2004, $7.0 million in 2005, $5.3 million in 2006, $4.5 million in 2007 and $4.3 million in 2008.

4.	Acquisitions & Divestitures

In March, 2003 the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactures canned motor pumps primarily for use in the chemical processing industry.

In May 2003, the Company acquired Signal Technology Corporation (“STC”) for a total purchase price of approximately $138 million (net of STC cash acquired).  The fair value estimates of assets acquired and liabilities assumed will be finalized within one year from the transaction date.  The resulting goodwill will not be deductible for tax purposes.  STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency (“RF”) and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications.  The operations will be integrated with the Company’s Aerospace Electronics group.

In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of approximately $29 million.  The fair value estimates of assets acquired and liabilities assumed will be finalized within one year from the transaction date.  The resulting goodwill will be deductible for tax purposes.  The 2002 annual sales for these businesses were approximately $60 million.   These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment.  The businesses will be integrated into the Company’s subsidiary, Crane Limited, a leading provider of pipe fittings, valves and related products to the building services (principally heating, ventilating and air conditioning (“HVAC”)) and industrial markets in the United Kingdom and Europe.

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

5.	Comprehensive Income

Total comprehensive income for the three and six-month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In Thousands)	2003	2002	2003	2002

Net income	$26,007	$26,563	$42,504	$19,285
Foreign currency translation adjustments	19,867	27,350	25,036	21,362

Comprehensive income	$45,874	$53,913	$67,540	$40,647

6.	Asbestos Liability

The Company is a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims in the periods indicated was as follows:

	Six Months Ended June 30,		Year Ended December 31,

	2003	2002	2002

Beginning claims	54,038	16,180	16,180
New claims	13,195	11,866	49,429
Settlements	(3,328)	(2,071)	(11,299)
Dismissals	(254)	(144)	(272)

Ending claims	63,651	25,831	54,038

Of the 63,651 pending claims as of June 30, 2003, approximately 22,000 were filed in New York by one firm and approximately 30,000 were filed by several firms in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure.  Based on the Company’s past experience, it is expected that a substantial majority of such New York claims will be dismissed against the Company for lack of product identification.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the six months ended June 30, 2003 totaled $3.8 million and $4.5 million, respectively.  The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $2.3 million for the six months ended June 30, 2003 and reflect the timing and terms of payments in accordance with the aforementioned arrangements.  Detailed below are the comparable amounts for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,

(In Millions)	2003	2002	2002

Settlement costs (1)	$3.8	$1.2	$7.3
Defense costs (1)	4.5	1.5	4.8
Pre-tax cash payments (2)	2.3	0.6	1.4

(1)	Before insurance recoveries and tax effects
(2)	Net of cost sharing arrangements with insurers

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Cumulative aggregate settlement and defense costs (before insurance recoveries and tax effects) to date as of June 30, 2003 were $13.4 million and $17.6 million, respectively.  The Company’s cumulative pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $6.0 million as of June 30, 2003.

These amounts are not necessarily indicative of future period amounts, which may be higher or lower than those reported. It is not possible to forecast when the cash payments related to the asbestos liability will be expended; however, it is expected such cash payments will continue for many years.  Payment uncertainty results from the significant proportion of unasserted claims included in the estimated asbestos liability as well as variability of timing and terms of settlements and insurance reimbursement.

The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007.  For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability was recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset was recorded representing the probable insurance reimbursement for such claims (approximately 40 percent of settlement and defense costs).  The Company’s liability for asbestos-related claims before insurance recoveries, which is included in other liabilities, was $195 million and $200 million at June 30, 2003 and December 31, 2002, respectively, or $118 million and $120 million, respectively, after probable insurance recoveries.  At both June 30, 2003 and December 31, 2002, approximately 70% of the asbestos liability represented the estimated cost of unasserted claims against the Company.

The Company’s asbestos liability is based on its estimated cost of pending claims plus unasserted claims through 2007.  In determining this estimate, both average annual incremental claims and costs per claim are significant assumptions.  In 2002, as a result of dramatic increases in annual incremental claims and claim costs, management changed the basis for these assumptions to an analysis of the past few years of experience as compared to the long-term historical averages previously used, which thereby increased the aggregate estimated liability.  Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was filed.  The estimated liability for New York claims includes a substantial discounting of such claims due to the Company’s high dismissal experience in this jurisdiction.  The gross estimated cost of projected asbestos claims is reduced by approximately 40% representing the Company’s probable insurance recovery.

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors.  A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, could change the estimated liability, as would any substantial adverse verdict at trial.

The Company receives reimbursement of settlement and defense costs from its primary insurers up to the agreed available limits of the applicable

Part I - Financial Information
Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

policies. The Company has substantial excess coverage policies that are expected to respond to asbestos claims as settlements and other payments exhaust the primary policies, but there is no cost sharing or allocation agreement yet in place with the excess insurers. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursement, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

The Company determined it probable that approximately 40% of the estimated gross liability will be paid by the Company’s insurers. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and consulting with legal counsel. This insurance receivable was included in other assets.

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance reimbursement as well as the underlying assumptions used to derive these amounts. These uncertainties may result in the Company incurring future charges to operations to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs occurs; however, the Company is currently unable to estimate such future changes.  Although the resolution of these claims is anticipated to take many years, amounts recorded for the liability under generally accepted accounting principles are not discounted, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2003

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

Results from Operations
Second Quarter of 2003 Compared to Second Quarter of 2002

          Net income for the second quarter of 2003 was $26.0 million, or $0.44 per share, even with second quarter 2002 net income of $26.6 million, or $0.44 per share.  Operating profit was $42.9 million on sales of $406.0 million for the second quarter 2003 compared to operating profit of $43.3 million on sales of $391.6 million for the second quarter 2002.  Second quarter 2003 operating profit reflected strong Aerospace & Electronics Segment performance, while all other segments were down slightly from the 2002 second quarter.

          Net sales from domestic businesses were 70% and 72% of the quarter’s total net sales in the 2003 and 2002 three-month periods, respectively.  Operating profit from domestic businesses was 77% and 80% of total operating profit in the 2003 and 2002 three-month periods, while operating profit in the same three-month periods from foreign businesses was 23% in 2003 and 20% in 2002, respectively. Operating profit margins in the three-month periods for domestic businesses were 11.7% in 2003 compared with 12.3% in 2002. Operating profit margins for non-US businesses were 8% in both three-month periods.

Market Conditions

          The Aerospace & Electronics Segment experienced increased government and military demand for traditional aerospace components, defense electronics and power supplies, which more than offset weakness in commercial aerospace. For the Engineered Materials Segment, a slowdown in the recreational vehicle (“RV”) market was partially offset by stronger orders for fiberglass reinforced plastic panels in the transportation market during the quarter. Demand remained depressed in the U.S. vending and Euro coin changing equipment markets for Merchandising Systems.  Fluid Handling continued to experience weakness in the chemical process industry, power, marine and general industrial markets.

Segment Results

          Aerospace & Electronics sales of $104.1 million increased $17.9 million, or 21%, in the second quarter of 2003 compared to the second quarter of 2002 as a result of the May 2003 Signal Technology Corporation (“STC”) and the November 2002 General Technology Corporation (“GTC”) acquisitions.  Operating profit of $23.3 million increased $2.9 million, or 14%, compared to the second quarter of 2002.  The STC and GTC acquisitions accounted for approximately 70% of the operating profit increase.  Operating profit margins were 22.4% in the 2003 second quarter compared to 23.7% in the prior year quarter, reflecting recent defense electronics related acquisitions whose margins are currently lower than the Company’s existing businesses.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2003

          Sales in Crane’s Aerospace Group (Hydro-Aire/Lear Romec, Eldec Aerospace and Resistoflex Aerospace) were down 1% in the quarter versus the prior year second quarter, while operating profit increased 1%.  Operating profit margins improved to 25.6% from 25.0% in the prior year quarter. Increased government and military sales driven by U.S. government replenishment of spare parts were offset by lower sales in the weak commercial and general aviation markets.  Operating profit improvements were driven by increased government/military volumes as well as from lower headcount and other cost savings initiatives.

          Sales in Crane’s Electronics Group (Interpoint, Eldec Power Supply, GTC and STC), increased 92% to $39.2 million in the 2003 second quarter from $20.5 million in the prior year quarter principally reflecting the GTC and STC acquisitions.  Second quarter 2003 sales included $7.0 million from GTC, and $10.8 million representing one month’s sales from STC, acquired in late May 2003.  Business unit sales, excluding the acquisitions, increased 4% and operating profit increased 16% from demand for power supplies.  Operating profit margins declined to 16.8% during the 2003 second quarter from 19.1% in the prior year quarter due to the lower margin GTC and STC businesses whose combined margins were 11.7%, as the Company has not yet realized STC synergies.  Business operating margins, excluding the acquisitions, were 21.1%.

          Engineered Materials sales of $58.3 million decreased $1.8 million, or 3%, in the 2003 second quarter compared to the second quarter of 2002.  On a comparable basis, sales decreased 5% excluding Lasco, acquired in May 2002, and Cor Tec which was divested in the third quarter of 2002.  Segment operating profit of $11.7 million in the 2003 second quarter decreased $0.6 million, or 5%, compared to the second quarter of 2002.  The decrease in operating profit was driven by unfavorable mix due to demand softness in the recreational vehicle (“RV”) market, while demand for fiberglass reinforced panel sales to the truck trailer and building products markets was above the prior year quarter.  In addition, Kemlite experienced higher styrene and resin costs in the second quarter of 2003.  Operating profit margins were down slightly from the prior year quarter.

          Merchandising Systems sales of $39.9 million in the second quarter of 2003 declined $1.4 million, or 3%, compared to the second quarter of 2002. Segment operating profit of $1.3 million decreased $0.7 million compared to the second quarter of 2002.  Operating profit margins in the 2003 second quarter were 3.3%, down from 4.9% in the prior year quarter.  The decrease reflects continued weak market demand for vending machines in North America and Continental Europe as well as for European coin changing equipment from NRI, which offset cost savings realized from severance actions in the NRI business in the first quarter 2003.

          Fluid Handling sales were $187.8 million and operating profit was $13.7 million in the quarter, both essentially even with the second quarter of 2002, with margins at 7.3%.  Valve sales improved 1.4% from the prior year quarter on strong demand for Valve Services and Crane Process Flow Technology products, partially offset by continued weakness in the Chemical Process

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended June 30, 2003

Industry (“CPI”), power, marine and general industrial markets, while margins declined to 6.4% from 8.0% in the second quarter of 2002.  Sales in the pump business were even with the 2002 second quarter while operating profit improved 43%, resulting in improved margins of 14.1% from 9.9% in the prior year quarter.  These improvements reflect progress in the use of a low-cost manufacturing facility in China, as well as benefits from the divestiture of its Chempump business earlier this year.  Crane Supply sales declined 4%, while operating profit improved 6%, as the weakened Canadian economy and industrial demand was more than offset by cost savings initiatives. Resistoflex Industrial sales increased 7% and operating profit increased $0.9 million in the 2003 second quarter with margins of 7.9% versus margins of less than 1% in the prior year quarter, from stronger international sales and savings realized from the facility consolidation.

          Controls sales were $16.0 million in the second quarter of 2003 versus $16.8 million in the prior year quarter.  Operating profit of $1.0 million decreased $0.3 million, or 21%, from the second quarter of 2002.  Operating profit margins were 6.2%, down from 7.4% in the prior year quarter.  Flat sales at Barksdale were offset by lower shipments at Azonix/Dynalco due to continued weakness in the gas transmission market.  The operating profit decrease resulted from both lower sales volumes and increased spending for new product applications.

          Corporate expenses were $8.0 million in the second quarter of 2003 versus $6.5 million in the second quarter of 2002, due to increased pension, medical and other employee-related costs.

          Financial Position
          Net debt to capital was 33.9% at June 30, 2003 compared to 25.1% at December 31, 2002 and 27.5% at June 30, 2002. In the three months ended June 30, 2003, Crane generated $30.8 million in cash flow from operating activities allowing the Company to invest $6.6 million in capital equipment and pay a $5.9 million dividend to shareholders.  Also during the quarter the Company completed two acquisitions at a cost of $169 million which was primarily financed by the issuance of long-term debt.

          Order backlog at June 30, 2003 totaled $482 million, a 21% improvement over backlog at March 31, 2003, almost entirely due to $82 million in additional backlog from acquired businesses in the second quarter of 2003.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2003

Results from Operations
Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

          Year-to-date 2003 operating profit was $71.1 million on sales of $782.4 million compared to operating profit of $80.1 million on sales of $763.2 million for the prior year period.  Lower operating results are attributable to market weakness in the Fluid Handling, Merchandising Systems, and Controls Segments that more than offset improved operating results in the Aerospace & Electronics and Engineered Materials Segments.  Included in the $9.0 million operating profit decline were $4.6 million in increased severance costs and $3.6 million increased pension cost in 2003 versus 2002. Year-to-date 2003 net income was $42.5 million, or $0.72 per share, as compared to income before cumulative effect of a change in accounting principle for goodwill in 2002 of $47.4 million, or $0.79 per share.

          Net sales from domestic businesses were approximately 70% of total net sales for the six-month periods in 2003 and 2002.  Operating profit from domestic businesses was 80% and 74% of total operating profit for the six-month periods in 2003 and 2002, respectively. The decline in the proportion of foreign operating profit is principally due to difficult operating conditions at German-based National Rejectors (“NRI”) as discussed in the Merchandising segment below.  Year-to-date operating profit margins for domestic businesses were 10.4% in the six months ended June 30, 2003 compared with 10.9% in the same six-month period of 2002. Year-to-date operating profit margins for non-US businesses were 6.0% in the six months ended June 30, 2003 versus 9.4% in the same six-month period of 2002 principally due to NRI.

Segment Results
          Aerospace & Electronics sales of $191.4 million for the six months ended June 30, 2003 were $19.8 million, or 12%, higher than the same period in 2002.  Operating profit of $40.1 million was $4.1 million, or 11%, higher than the six months ended 2002 and operating profit margins were 21.0% for the six month periods in 2003 and 2002.

          Sales in Crane’s Aerospace Group (Hydro-Aire/Lear Romec, Eldec Aerospace and Resistoflex Aerospace) were down 3% while operating profit increased 1% for the six months ended June 30, 2003 compared with the same six month period in 2002.  Operating profit margins improved to 23.4% in 2003 from 22.4% for the comparable period last year. Increased commercial aftermarket, government and military sales were more than offset by lower sales in the commercial and general aviation markets.  Operating profit improvements were driven by favorable mix of high-margin commercial aftermarket spare shipments, increased government/military volumes as well as from lower headcount and other cost savings initiatives.

          Sales in Crane’s Electronics Group (Interpoint, Eldec Power Supply, GTC and STC), increased 55% to $64.4 million for the six months ended 2003 compared with the same six months of 2002 while operating profit increased $3.7 million, or 55%.  The GTC (November 2002) and STC (May 2003) acquisitions were the principal reasons for the increase in sales and operating profit. Business unit sales, excluding the acquisitions, decreased 4% but operating profit increased 6% from improved power supply margins.  Operating profit margins of the Electronics Group were 16.1% during the first six months of both 2003 and 2002. On a comparable basis operating profit margins, excluding the lower-margin defense acquisitions, were 17.9% in 2003, as compared to 16.1% in 2002.

          The Aerospace & Electronics Segment backlog was $305.0 million at June 30, 2003, an increase of $80.5 million, or 36%, compared to $224.5 million at March 31, 2003, as a result of the STC acquisition.  Backlog for government and military aerospace orders increased in the quarter, offsetting a commercial and general aviation decline, and change in customer order practices to reduce lead times.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2003

          Engineered Materials sales for the six months ended June 30, 2003 were $6.8 million, or 6%, higher than the same period in 2002. Sales were flat on a comparable basis, excluding Lasco acquired in May 2002, and Cor Tec which was divested in the third quarter of 2002.  Operating profit of $24.6 million was $1.7 million, or 7%, higher than the six months ended June 30, 2002 and operating profit margins were 20.3% for the six months ended June 30, 2003 up from 20.1% for the same period in 2002.
          The $1.7 million increase in operating profit was driven by sales to the truck trailer, RV, and industrial building products markets.  The RV market, while up for the six months, showed signs of softening in the second quarter. In addition, Kemlite experienced higher styrene costs in the first six months of 2003 as compared to the same period last year. Backlog at June 30, 2003 was $11.1 million, a 13% improvement compared to $9.8 million at March 31, 2003.

          Merchandising Systems sales for the six months ended June 30, 2003 were $6.7 million, or 8%, lower than the same period in 2002.  Operating profit decreased $7.2 million from a $6.4 million operating profit in the six months ended June 30, 2002 to a $.8 million operating loss in the six months ended June 30, 2003. The decrease was primarily due to continued difficult operating conditions at NRI, reflecting weak demand for European coin changing equipment and $2.8 million in severance costs to size this business appropriately to the market.  Crane Merchandising Systems sales decreased 3% for the six months ended 2003 compared with the same prior year period reflecting weak demand for vending machines in North America and Continental Europe.  Backlog at June 30, 2003 was $11.8 million, a 12% improvement, compared to $10.5 million at March 31, 2003.

          Fluid Handling sales for the six months ended June 30, 2003 were slightly higher than the same period in 2002, reflecting the strengthening of foreign currencies. Operating profit for the six months ended June 30, 2003 of $21.1 million was $5.0 million, or 19%, lower than the prior year period. Operating profit margins were 5.8% for the six months ended June 30, 2003 down from 7.2% for the same period in 2002. Valve sales were up slightly year over year principally due to favorable foreign currency translation and higher shipments at Valve Services mostly offset by reduced demand from the continued depressed Chemical Process Industry (“CPI”) and softness in the power and marine businesses. Operating margins declined sharply to 5.0% in 2003 from 8.1% in the first six months of 2002 reflecting difficult market conditions in major end markets, severance and other costs associated with facility consolidations.  Sales in the pump business were essentially flat year over year while operating profit improved 32%.  Operating profit margins in pumps improved to 11.2% from 8.4% in the prior year as this business began to benefit from a 2002 facility consolidation and use of its low-cost manufacturing facility in China. Crane Supply sales decreased slightly and operating profit improved 6% as margin control offset the weakened Canadian economy. Resistoflex Industrial sales increased 6% and operating profit increased $1.1 million in the first six months of 2003 due to stronger international sales and benefits resulting from the facility consolidation commenced in 2002.  Backlog for the Fluid Handling segment at June 30, 2003 was $140.7 million, a 2% improvement, compared to $138.1 million at March 31, 2003.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2003

          Controls sales for the six months ended June 30, 2003 were $1.4 million lower than the same period in 2002.  Operating profit for the six months ended June 30, 2003 of $1.4 million was $.7 million lower than the six months ended June 30, 2002.  Operating profit margins for the six months ended June 30, 2003 were 4.4% down from 6.3% for the same period in 2002. Azonix/Dynalco continues to experience weakness in the gas transmission market, which more than offset higher results at Barksdale. The operating profit decrease resulted from lower sales volumes at Azonix/Dynalco and increased spending for new product applications.  Backlog was $13.5 million as of June 30, 2003, a 9% decrease from $14.7 million at March 31, 2003.

          Corporate expenses were $15.4 million for the first six months of 2003 versus $13.4 million for the same period last year, due to increased pension, medical and other employee-related costs.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Six Months Ended June 30, 2003

Liquidity and Capital Resources

          For the six months ended June 30, 2003, the Company generated $53.5 million of cash flow from operating activities versus $85.1 million in the comparable period of 2002. Net debt totaled 33.9% of capital at June 30, 2003 compared with 25.1% at December 31, 2002.  The current ratio at June 30, 2003 and December 31, 2002 was 1.4 and 1.8, respectively.  Working capital at June 30, 2003 and December 31, 2002 totaled $178.9 million and $221.1 million, respectively. The Company had unused credit lines of $267 million available at June 30, 2003.

          During the first six months of 2003, the Company paid $168.8 million for acquisitions, $11.9 million for dividends, $6.6 million for share repurchases while increasing debt by $137.7 million.

          Of the $391.8 million in debt outstanding at June 30, 2003, $200 million was at fixed rates of interest ranging from 6.75% to 8.50%; the remainder was at a weighted average rate of 1.4% at June 30, 2003. The $100 million, 8.50% notes are scheduled to mature March 15, 2004.  This debt may be refinanced with debt issued under the Company’s effective shelf registration for $300 million debt securities filed on Form S-3 with the Securities and Exchange Commission or with bank borrowings.

          On July 22, 2003 the Company entered into a new four-year senior unsecured revolving credit facility for $300 million, replacing a revolving credit agreement for a like amount which was due to expire in November of this year.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

          Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of  the end of the period covered by this quarterly report.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer, have concluded that these controls are effective as of the end of the period covered by this quarterly report.

          Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2003, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.     Legal Proceedings

          The Company’s asbestos claims are discussed in note 6 to the financial statements and are incorporated herein by reference.  There have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of shareholders was held on April 28, 2003.

B)	The following four Directors were re-elected to serve for three years until the Annual Meeting of 2006.

Mr. R.S. Evans
Vote for	-	51,765,835
Vote withheld	-	780,056
Mr. Eric. C. Fast
Vote for	-	51,781,913
Vote withheld	-	763,978
Mr. Dorsey R. Gardner
Vote for	-	51,292,998
Vote withheld	-	1,252,893
Mr. Dwight C. Minton
Vote for	-	51,771,275
Vote withheld	-	774,616

C)	The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2003.

Vote for	-	51,143,101
Vote against	-	1,332,166
Abstained	-	20,624

D)	The shareholders rejected the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	-	3,637,137
Vote against	-	39,600,077
Abstained	-	1,283,551
Non-votes	-	8,025,126

Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

3.1 Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2 By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Part II - Other Information

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

On April 16, 2003, the Company filed a Form 8-K containing the 2003 first quarter press release and the announcement of the commencement of a tender offer to acquire Signal Technology Corporation.

On June 6, 2003, the Company filed a Form 8-K containing the announcement of its completion of the acquisition of Signal Technology Corporation.

On July 24, 2003, the Company filed a Form 8-K containing the 2003 second quarter press release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.

REGISTRANT

Date August 14, 2003	By	/s/ G. S. SCIMONE

G. S. Scimone Vice President Finance and Chief Financial Officer

Date August 14, 2003	By	/s/ J. ATKINSON NANO

J. Atkinson Nano Vice President, Controller

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.