Form 10-Q
period 2003-09-30
CRANE CO /DE/
filed 2003-11-03
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2003:

Common stock, $1.00 Par Value – 59,423,209 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$425,291	$385,981	$1,207,734	$1,149,138
Operating costs and expenses:
Cost of sales	288,949	273,178	820,580	794,567
Selling, general and administrative	91,572	80,864	271,295	242,520

Operating profit	44,770	31,939	115,859	112,051

Other income (expense):
Interest income	226	1,306	725	1,915
Interest expense	(4,916)	(4,229)	(13,000)	(12,873)
Miscellaneous – net	(212)	39	(1,210)	(1,333)

	(4,902)	(2,884)	(13,485)	(12,291)
Income before income taxes and cumulative effect of a change in accounting principle	39,868	29,055	102,374	99,760
Provision for income taxes	11,734	8,578	31,736	31,923

Income before cumulative effect of a change in accounting principle	28,134	20,477	70,638	67,837
Cumulative effect of a change in accounting principle	—	—	—	(28,076)

Net income	$28,134	$20,477	$70,638	$39,761

Basic and diluted net income per share:
Income before cumulative effect of a change in accounting principle	$.47	$.34	$1.19	$1.13
Cumulative effect of a change in accounting principle	—	—	—	(.47)

Net income	$.47	$.34	$1.19	$.66

Average basic shares outstanding	59,305	59,815	59,338	59,798
Average diluted shares outstanding	59,723	60,070	59,542	60,187
Dividends per share	$.10	$.10	$.30	$.30

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and cash equivalents	$70,454	$36,589
Accounts receivable	261,135	213,850

Inventories:
Finished goods	72,890	62,254
Finished parts and subassemblies	51,114	55,037
Work in process	42,900	27,279
Raw materials	75,167	70,119

	242,071	214,689
Other Current Assets	55,378	44,349

Total Current Assets	629,038	509,477

Property, Plant and Equipment:
Cost	745,605	678,760
Less accumulated depreciation	443,190	405,512

	302,415	273,248
Other Assets	177,213	174,522
Intangible assets	57,846	46,093
Goodwill	515,748	410,356

Total Assets	$1,682,260	$1,413,696

See Notes to Consolidated Financial Statements

(Continued)

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2003	December 31, 2002
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$100,606	$400
Loans payable	241	48,153
Accounts payable	110,805	91,072
Accrued liabilities	150,647	125,859
U.S. and foreign taxes on income	30,548	22,941

Total Current Liabilities	392,847	288,425
Long-Term Debt	296,309	205,318
Accrued Pension and Postretirement Benefits	40,162	39,499
Deferred Income Taxes	9,130	8,972
Other Liabilities	216,188	222,420
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	106,421	106,421
Retained earnings	809,843	756,801
Accumulated other comprehensive gain (loss)	27,570	(788)
Common stock held in treasury	(288,636)	(285,798)

Total Common Shareholders’ Equity	727,624	649,062

Total Liabilities and Shareholders’ Equity	$1,682,260	$1,413,696

Common Stock Issued	72,426	72,426
Less Common Stock held in Treasury	(13,098)	(12,978)

Common Stock Outstanding	59,328	59,448

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$70,638	$39,761
Cumulative effect of a change in accounting principle	—	28,076

Income before accounting change	70,638	67,837
Income from joint venture	(2,318)	(1,007)
Depreciation and amortization	38,697	37,006
Deferred income taxes	(581)	352
Cash (used for) provided from operating working capital	(9,328)	43,892
Other	(5,675)	(9,891)

Total provided from operating activities	91,433	138,189

Investing activities:
Capital expenditures	(20,473)	(18,361)
Payments for acquisitions	(168,818)	(49,862)
Proceeds from divestitures	1,600	2,705
Proceeds from disposition of capital assets	3,676	4,543

Total used for investing activities	(184,015)	(60,975)
Financing activities:
Equity:
Dividends paid	(17,804)	(17,947)
Settlement of shares-open market	(6,641)	(195)
Settlement of shares-stock incentive programs	(1,099)	(3,208)
Stock options exercised	2,665	4,295

Net equity	(22,879)	(17,055)
Debt:
Issuance of long-term debt	201,113	22,795
Repayments of long-term debt	(5,886)	(71,231)
Net decrease in short-term debt	(47,940)	(1,371)

Net debt	147,287	(49,807)

Total provided from (used for) financing activities	124,408	(66,862)
Effect of exchange rates on cash and cash equivalents	2,039	1,711

Increase in cash and cash equivalents	33,865	12,063
Cash and cash equivalents at beginning of period	36,589	21,163

Cash and cash equivalents at end of period	$70,454	$33,226

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(15,379)	$(248)
Inventories	8,894	32,413
Other current assets	(1,348)	(1,261)
Accounts payable	1,273	7,872
Accrued liabilities	(6,995)	4,863
U.S. and foreign taxes on income	4,227	253

Total	$(9,328)	$43,892

Supplemental disclosure of cash flow information:
Interest paid	$12,613	$13,325
Income taxes paid	25,155	28,273

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

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

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002*	2003	2002*
Net Sales
Aerospace & Electronics	$110,778	$83,676	$302,224	$255,317
Engineered Materials	64,317	67,654	185,481	181,992
Merchandising Systems	40,396	39,828	117,872	124,026
Fluid Handling	194,101	178,637	555,381	539,015
Controls	15,766	16,227	46,991	48,868
Intersegment Elimination	(67)	(41)	(215)	(80)

Total	$425,291	$385,981	$1,207,734	$1,149,138

Operating Profit
Aerospace & Electronics	$22,655	$15,442	$62,804	$51,466
Engineered Materials	13,295	13,469	37,933	36,427
Merchandising Systems	2,064	1,015	1,269	7,422
Fluid Handling	11,444	13,713	32,566	39,811
Controls	1,136	1,321	2,519	3,364
Corporate	(5,824)	(13,021)	(21,232)	(26,439)

Total	$44,770	$31,939	$115,859	$112,051

*	2002 segment results have been reclassified to reflect the movement of Resistoflex from Engineered Materials to Aerospace and Fluid Handling.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three and nine-month periods ended September 30, 2003 and 2002 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2003	2002	2003	2002
Net income as reported	$28,134	$20,477	$70,638	$39,761
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,167)	(1,290)	(3,538)	(3,870)

	$26,967	$19,187	$67,100	$35,891

Pro forma – Basic and diluted net income per share:
As reported	$0.47	$0.34	$1.19	$0.66
Pro forma	0.45	0.32	1.13	0.60

3.	Goodwill and Intangible Assets

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

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The effects of adopting the new standard on net income and diluted earnings per share for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Net income	$28,134	$20,477	$70,638	$39,761
Cumulative effect of a change in accounting principle	—	—	—	28,076

Income before cumulative effect of a change in accounting principle	$28,134	$20,477	$70,638	$67,837

Basic and diluted net income per share:
Net income	$.47	$.34	$1.19	$.66
Cumulative effect of a change in accounting principle	—	—	—	.47

Income before cumulative effect of a change in accounting principle	$.47	$.34	$1.19	$1.13

The reporting segments (units) in which the impairment loss was recognized in 2002 are as follows:

(In Thousands)
Merchandising Systems (Streamware)	$7,751
Fluid Handling (Crane Environmental)	4,070
Controls (Barksdale)	16,255

Total	$28,076

Changes to goodwill and intangible assets during the nine-month period ended September 30, 2003 follow.

(In Thousands)	Goodwill	Intangible Assets
Balance at December 31, 2002, net of accumulated amortization	$410,356	$46,093
Additions	99,333	13,845
Translation and other adjustments	6,059	2,284
Amortization expense	—	(4,376)

Balance at September 30, 2003, net of accumulated amortization	$515,748	$57,846

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Goodwill increased $99.3 million during the nine-month period ended September 30, 2003 primarily due to the acquisition of Signal Technology Corporation in May 2003 and certain pipe coupling and fittings businesses of Etex Group S.A. in June 2003.

Intangible assets totaled $57.8 million, net of accumulated amortization of $34.5 million at September 30, 2003. Of this amount, $8.1 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.

A summary of intangible assets follows:

	September 30, 2003		December 31, 2002
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$67,445	$28,661	$67,539	$26,354
Drawings	7,025	3,567	7,025	3,414
Other	17,865	2,261	1,579	282

	$92,335	$34,489	$76,143	$30,050

Amortization expense for these intangible assets is expected to be approximately $9.4 million in 2004, $8.1 million in 2005, $5.7 million in 2006, $4.7 million in 2007 and $4.4 million in 2008.

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

In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of approximately $29 million. The fair value estimates of assets acquired and liabilities assumed will be finalized within one year from the transaction date. The resulting goodwill will be deductible for tax purposes. The 2002 annual sales for these businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses will be integrated into the Company’s subsidiary, Crane Limited, a leading provider of pipe fittings, valves and related products to the building services (principally heating, ventilating and air conditioning, “HVAC”) and industrial markets in the United Kingdom and Europe.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

5.	Comprehensive Income

Total comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2003	2002	2003	2002
Net income	$28,134	$20,477	$70,638	$39,761
Foreign currency translation adjustments	3,322	(1,465)	28,358	19,897

Comprehensive income	$31,456	$19,012	$98,996	$59,658

6.	Asbestos Liability

The Company is a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims in the periods indicated was as follows:

	Year Ended	Three Months Ended			Nine Months Ended
	December 31, 2002	March 31, 2003	June 30, 2003	Sept 30, 2003	Sept 30,
					2003	2002
Beginning claims	16,180	54,038	62,097	63,651	54,038	16,180
New claims	49,429	8,349	4,846	2,888	16,083	29,114
Settlements	(11,299)	(128)	(3,200)	(263)	(3,591)	(2,171)
Dismissals	(272)	(162)	(92)	(124)	(378)	(237)

Ending claims	54,038	62,097	63,651	66,152	66,152	42,886

Of the 66,152 pending claims as of September 30, 2003, approximately 22,000 were filed in New York by one firm and approximately 30,000 were filed by several firms in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure. Based on the Company’s past experience, it is expected that a substantial majority of such New York claims will be dismissed against the Company for lack of product identification.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the nine months ended September 30, 2003 totaled $7.8 million and $7.1 million, respectively. The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $3.5 million for the nine months ended September 30, 2003 and reflect the timing and terms of payments in accordance with the aforementioned arrangements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Detailed below are the comparable amounts for the periods indicated.

	Year Ended	Three Months Ended				Nine Months Ended
(In Millions)	Dec 31, 2002	March 30, 2003	June 30, 2003	Sept 30,		Sept 30,
				2003	2002	2003	2002
Settlement costs(1)	$7.3	$1.8	$2.0	$4.0	$3.9	$7.8	$5.1
Defense costs(1)	4.8	0.7	3.8	2.6	1.3	7.1	2.8
Pre-tax cash payments(2)	1.4	0.4	1.9	1.2	0.6	3.5	1.2

(1)	Before insurance recoveries and tax effects
(2)	Net of cost sharing arrangements with insurers

Cumulative aggregate settlement and defense costs (before insurance recoveries and tax effects) to date as of September 30, 2003 were $17.4 million and $20.2 million, respectively. The Company’s cumulative pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $7.2 million as of September 30, 2003.

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

The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007. For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability was recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset was recorded representing the probable insurance reimbursement for such claims (approximately 40 percent of settlement and defense costs). The Company’s liability for asbestos-related claims before insurance recoveries, which is included in other liabilities, was $196 million and $200 million at September 30, 2003 and December 31, 2002, respectively, or $117 million and $120 million, respectively, after probable insurance recoveries. At September 30, 2003 and December 31, 2002 approximately 61% and 70%, respectively, of the asbestos liability represented the estimated cost of unasserted claims against the Company.

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

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

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

Three Months Ended September 30, 2003

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

Results from Operations

Third Quarter of 2003 Compared to Third Quarter of 2002

Net income for the third quarter of 2003 was $28.1 million, or $0.47 per share, compared to $20.5 million, or $0.34 per share, reported for the third quarter of 2002. Operating profit was $44.8 million on sales of $425.3 million for the third quarter of 2003 compared with operating profit of $31.9 million on sales of $386.0 million for the third quarter of 2002. Third quarter 2003 operating profit reflected an improvement in the Aerospace & Electronics Segment, while the Fluid Handling Segment results were down from the same period in 2002 reflecting continued weak end-markets and costs from facility closures. Operating profit for the third quarter of 2002 included a $4 million charge ($0.05 per share after tax) at the Company’s aerospace business for fuel pump inspections and higher corporate expenses of $7.2 million ($0.08 per share after tax) compared with the third quarter of 2003, primarily related to costs of environmental remediation and asbestos claims.

Net sales from domestic businesses were 69% and 71% of the third quarter’s total net sales in 2003 and 2002, respectively. Operating profit from domestic businesses was 79% and 68% of the third quarter’s total operating profit in 2003 and 2002, respectively, while operating profit in the same three-month periods from foreign businesses was 21% in 2003 and 32% in 2002. Operating profit margins in the third quarter for domestic businesses were 12.1% in 2003 compared with 7.9% in 2002. Operating profit margins in the third quarter for non-US businesses were 7.1% in 2003 compared with 9.2% in 2002. The increase in domestic operating profit in 2003 is attributable to charges incurred in 2002 at the Company’s aerospace business for fuel pump inspections and higher corporate costs primarily related to costs of environmental remediation and asbestos claims.

Order backlog at September 30, 2003 totaled $459.5 million versus $482.0 million at June 30, 2003, and $385.7 million at December 31, 2002. The 5% decline from June 30, 2003 was primarily in the Aerospace & Electronics Segment.

Market Conditions

The Aerospace & Electronics Segment continues to experience strong military demand for traditional aerospace components, defense electronics and power supplies which is partially offset by lower demand in the commercial aerospace market. For the Engineered Materials Segment, strong sales of fiberglass-reinforced panels to the truck trailer transportation market were offset by the softness experienced in the third quarter of 2003 in the recreational vehicle (“RV”) market, as compared to record levels in 2002. Demand for European coin changing equipment and North American vending machines remained weak in the Merchandising Systems Segment. The Fluid Handling Segment continues to suffer from weak market conditions in the chemical processing industry, power, marine and general industrial markets, while the Controls Segment experiences continued weakness in the gas transmission market.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2003

Segment Results

Aerospace & Electronics sales of $110.8 million increased $27.1 million, or 32%, in the third quarter of 2003 compared with the third quarter of 2002, of which $31.3 million was driven by the May 2003 Signal Technology Corporation (“STC”) and the November 2002 General Technology Corporation (“GTC”) acquisitions. Operating profit of $22.7 million increased $7.2 million, or 47%, compared with the third quarter of 2002. The STC and GTC acquisitions accounted for $4.2 million of the operating profit increase. Operating profit margins were 20.5% in the 2003 third quarter compared with 18.4% in the prior year third quarter. Operating margins in the third quarter of 2002 were 23.2% before the previously mentioned fuel pump charge. The decline in comparable margins is due to customer price reduction pressures in the OEM market and the currently lower margins at STC and GTC compared with the Company’s other Aerospace & Electronics businesses.

Sales in Crane’s Aerospace Group (Hydro-Aire/Lear Romec, Eldec and Resistoflex Aerospace) were down 10% in the quarter versus the prior year third quarter reflecting weak OEM markets. Operating profit increased 5% as a result of the absence of the previously mentioned pump charge, a more stable aftermarket and cost containment initiatives. Operating profit margins improved to 20.6% from 17.6% in the prior year quarter.

Sales and operating profit in Crane’s Electronics Group (Interpoint, Eldec Power Supply, GTC and STC) more than doubled in the 2003 third quarter, as a result of the STC and GTC acquisitions. Sales and operating profit for the Electronics Group, excluding the acquisitions, increased 11% and 58% respectively, as a result of increased demand for power supplies, production efficiencies and cost containment efforts. Operating profit margins declined to 20.2% during the 2003 third quarter from 21.1% in the prior year quarter due to the lower margins in the acquired GTC and STC businesses. The combined margins of these acquired businesses were 13.3%, up from 11.7% in the second quarter.

Engineered Materials sales of $64.3 million decreased $3.3 million, or 5%, in the 2003 third quarter compared with the third quarter of 2002. On a comparable basis, sales decreased 2%, excluding CorTec, which was divested in the third quarter of 2002. Segment operating profit of $13.3 million in the 2003 third quarter decreased $0.2 million, or 1%, compared with the third quarter of 2002. The decrease in operating profit for the quarter reflected the softened recreational vehicle (“RV”), mass merchandising and building products markets compared with a year ago, as well as higher styrene and resin pricing, offset by the effects of increased sales of fiberglass-reinforced panels to the truck trailer transportation market. Operating profit margins improved to 20.7% from 19.9% in the prior year quarter principally as a result of the 2002 sale of the unprofitable CorTec business.

Merchandising Systems sales of $40.4 million in the third quarter of 2003 increased $.6 million, or 1%, compared with the third quarter of 2002. Segment operating profit of $2.1 million increased $1.0 million compared with the third quarter of 2002. Operating profit margins improved to 5.1% from 2.5% in the prior year quarter. The increase is a result of manufacturing production and cost efficiencies at Crane Merchandising Systems (“CMS”) and reduced losses at National Rejectors (“NRI”) where the market for European coin changing equipment remains difficult.

Fluid Handling sales of $194.1 million in the third quarter of 2003 increased $15.5 million, or 9%, compared with the third quarter of 2002. Sales decreased 4%, excluding sales of $13.8 million from the pipe coupling and fittings businesses acquired from Etex Group (“Etex”) in June 2003 and currency effects of $9.3 million. Segment operating profit of $11.4 million decreased $2.3 million compared with the third quarter of 2002 as a result of difficult markets and $1.6 million of facility rationalization expenses. Operating profit margins declined to 5.9% from 7.7% in the prior year quarter.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2003

Valve sales improved $13.7 million, or 12%, from the prior year quarter, primarily because of sales generated in the quarter by the Etex acquisition and continued demand for Crane Process Flow Technology products, partially offset by continued weakness in the Chemical Process Industry (“CPI”), power, marine and general industrial markets. Operating profit margins declined to 4.7% in the third quarter of 2003 from 7.5% in the third quarter of 2002 reflecting $1.3 million of costs related to a domestic foundry closure and other facility rationalization programs, as well as reduced margins from competitive pricing pressures. Sales in the pump business were flat with the 2002 third quarter while operating profit improved 41%, resulting in improved margins to 13.3% from 9.4% in the prior year quarter, reflecting successful facility rationalization and cost saving initiatives. Crane Supply sales increased 14%, while operating profit improved 8% due to a stronger Canadian dollar in 2003 compared with the same period in 2002. Resistoflex Industrial sales declined 7% in the 2003 third quarter while operating profit decreased $1.1 million due to weak operating results in its German subsidiary and additional plant consolidation costs associated with the closure of the Bay City, MI facility.

Controls sales of $15.8 million in the third quarter of 2003 decreased $0.4 million, or 3%, compared with the third quarter of 2002. Operating profit of $1.1 million was down $0.2 million compared with the third quarter of 2002. Operating profit margins were 7.2%, down from 8.1% in the prior year quarter. Sales were down at both Barksdale and Azonix/Dynalco due to continued weakness in their respective end markets.

Corporate expenses were $5.8 million in the third quarter of 2003 versus $13.0 million in the third quarter of 2002. The decrease of $7.2 million is related to costs incurred in 2002 for environmental remediation and asbestos claims.

The Company’s 2003 effective tax rate has been reduced to 31% in the third quarter as the Company continues to realize foreign and R&D tax credits as well as export tax benefits.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2003

Results from Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Year-to-date 2003 operating profit was $115.9 million on sales of $1.208 billion compared with operating profit of $112.1 million on sales of $1.149 billion for the prior year period. Operating profit improved as a result of increased results in the Aerospace & Electronics and Engineered Materials Segments combined with lower corporate expense which more than offset weaker results in the Fluid Handling, Merchandising Systems, and Controls Segments. Operating profit for the first nine months of 2002 included a $4 million charge for the fuel pump inspection costs. Corporate expense for the first nine months of 2003 was $21.2 million compared with $26.4 million for the comparable period in 2002. Corporate expense for the 2002 nine-month period included charges for environmental remediation costs and asbestos claim costs. Expenditures for these matters in 2003 were charged to the respective accruals established in prior periods. Corporate pension and other employee-related costs were higher for the 2003 nine-month period than the 2002 comparable period which partially offset this favorable effect. Year-to-date 2003 net income was $70.6 million, or $1.19 per share, as compared with income before cumulative effect of a change in accounting principle for goodwill in the comparable 2002 period of $67.8 million, or $1.13 per share.

Net sales from domestic businesses were approximately 70% and 71% of total net sales in 2003 and 2002, respectively. Operating profit from domestic businesses was 80% and 73% of total operating profit in 2003 and 2002, respectively. The decline in the proportion of foreign operating profit is principally due to difficult operating conditions at German-based NRI as discussed in the Merchandising segment below. Year-to-date operating profit margins for domestic businesses were 11.0% in the nine months ended September 30, 2003 compared with 9.9% in the same nine-month period of 2002. Year-to-date operating profit margins for non-US businesses were 6.4% in the nine months ended September 30, 2003 versus 9.3% in the same nine-month period of 2002 principally due to NRI.

Segment Results

Aerospace& Electronics sales of $302.2 million for the nine months ended September 30, 2003 were $46.9 million, or 18%, higher than the same period in 2002. Operating profit of $62.8 million for the nine months ended September 30, 2003 was $11.3 million, or 22%, higher than the same period in 2002, while operating profit margins were 20.8% for the nine month period in 2003 and 20.2% for the same period in 2002.

Sales in Crane’s Aerospace Group (Hydro-Aire/Lear Romec, Eldec Aerospace and Resistoflex Aerospace) were down 5% as lower commercial aerospace OEM demand was partly offset by higher aftermarket sales. Operating profit increased 3% for the nine months ended September 30, 2003 compared with the same nine month period in 2002. Operating profit margins improved to 22.5% in 2003 from 20.8% for the comparable period last year. The increase in operating profit was largely due to the $4 million charge for fuel pump inspection costs last year.

Sales and operating profit in Crane’s Electronics Group (Interpoint, Eldec Power Supply, GTC and STC), nearly doubled for the nine months ended 2003 compared with the same nine months of 2002. The GTC (November 2002) and STC (May 2003) acquisitions were the principal reasons for the increases. Group sales, excluding the acquisitions, increased 1% and operating profit increased 26% from improved power supply margins. Operating profit margins of the Electronics Group were 18.0% during the first nine months of 2003 and 17.8% for the same period in 2002.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2003

The Aerospace & Electronics Segment backlog was $286.5 million at September 30, 2003, a decrease of $18.5 million, or 6%, compared with $305.0 million at June 30, 2003, with weaker orders in the commercial and general aviation markets as well as the electronics business only partially offset by increases in airline spare orders.

Engineered Materials sales for the nine months ended September 30, 2003 were $3.5 million, or 2%, higher than the same period in 2002. Sales were flat on a comparable basis, excluding Lasco acquired in May 2002 and CorTec which was divested in the third quarter of 2002. Operating profit margins were 20.5% for the nine months ended September 30, 2003 up from 20.0% for the same period in 2002 primarily due to the 2002 sale of the unprofitable CorTec business. The $1.5 million increase in operating profit also reflects increased sales to the truck trailer, RV, and industrial building products markets, partially offset by lower shipments to the mass merchandising market and increased styrene costs in the first nine months of 2003 as compared to the same period last year. Backlog at September 30, 2003, was $10.9 million, approximately flat with June 30, 2003.

Merchandising Systems sales of $117.9 million for the nine months ended September 30, 2003 were $6.2 million, or 5%, lower than the same period in 2002. Operating profit of $1.3 million for the nine months ended September 30, 2003 decreased $6.2 million from the same period in 2002. The decrease was due to continued difficult operating conditions at NRI, reflecting weak demand for European coin changing equipment and nearly $3 million in severance costs to size this business appropriately to the market. CMS sales decreased 2% for the nine months ended September 30, 2003 compared with the same nine-month period in 2002 reflecting weak demand for vending machines in North America and Continental Europe. Cost containment initiatives at CMS led to flat operating profit despite the sales decline. Backlog at September 30, 2003, was $10.4 million, a 12% decline compared with $11.8 million at June 30, 2003.

Fluid Handling sales for the nine months ended September 30, 2003 were 3% higher than the same period in 2002 due to favorable currency effects and the pipe coupling and fittings business acquisition. Excluding currency and acquisition effects, sales declined 5%. Operating profit for the nine months ended September 30, 2003 was $32.6 million, $7.2 million, or 18%, lower than the prior year period. Operating profit margins were 5.9% for the nine months ended September 30, 2003 down from 7.4% for the same period in 2002. Valve sales were up 4% year over year principally due to favorable foreign currency translation, the acquisition and higher shipments at Valve Services. These factors were mostly offset by reduced demand from the continued depressed CPI, power, marine and general industrial markets and competitive pricing pressures. Operating margins declined sharply to 4.6% in 2003 from 7.0% in 2002 reflecting difficult conditions in major end markets and the cost of headcount reductions and other charges associated with facility consolidations. Sales in the pump business were essentially flat year-over-year while operating profit for the nine-month period improved 36%. Operating profit margins in this business improved to 11.9% from 8.7% in the prior year as this business began to benefit from its 2002 facility consolidation. Crane Supply sales increased 4% and operating profit improved 7% due to margin control and a stronger Canadian dollar compared to the same nine-month period in 2002. Resistoflex Industrial sales increased 1% while operating profit increased 7% in the first nine months of 2003 as a result of benefits from the facility consolidation commenced in 2002 which more than offset weak operating results from the German subsidiary. Backlog for the Fluid Handling Segment at September 30, 2003 was $139.2 million, a 1% decline compared with $140.7 million at June 30, 2003.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 2003

Controls sales for the nine months ended September 30, 2003 were down 3% as a result of the weak gas transmission market. Operating profit for the nine months ended September 30, 2003 was $2.5 million as compared to $3.4 million for nine months ended September 30, 2002. The operating profit decline reflects the lower sales at Azonix/Dynalco and higher spending for new product applications, which were partly offset by improved performance at Barksdale. Backlog was $12.5 million as of September 30, 2003, a $1.0 million decrease from $13.5 million at June 30, 2003.

Corporate expenses were $21.2 million for the first nine months of 2003 versus $26.4 million for the same period of 2002. Corporate expense for the 2002 nine-month period included charges for environmental remediation costs and asbestos claim costs. Expenditures for these matters in 2003 were charged to the respective accruals established in prior periods. Corporate pension and other employee-related costs were higher for the 2003 nine-month period than the 2002 comparable period which partially offset this favorable effect.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company generated $91.4 million of cash flow from operating activities versus $138.2 million in the comparable period of 2002. Net debt totaled 31.0% of capital at September 30, 2003 compared with 25.1% at December 31, 2002. The current ratio at September 30, 2003 and December 31, 2002 was 1.6 and 1.8, respectively. Working capital at September 30, 2003 and December 31, 2002 totaled $236.2 million and $221.1 million, respectively. The Company had unused credit lines of $417 million available at September 30, 2003.

On July 22, 2003, the Company entered into a new, four-year senior unsecured revolving credit facility for $300 million, replacing a revolving credit agreement for a like amount which was due to expire in November of this year.

On September 8, 2003, the Company completed a $200 million, 10-year Senior Notes offering due 2013. The Senior Notes will bear interest at a coupon rate of 5.50% per annum. A portion of the net proceeds of the offering was used to repay indebtedness outstanding under the Company’s revolving credit facility.

Also in September, the Company filed a new shelf registration for debt securities with the Securities and Exchange Commission. The registration provides for the future issuance of up to $300 million in debt securities, proceeds from which may be used for general corporate purposes, including working capital, acquisitions and debt repayments.

All debt outstanding at September 30, 2003 was at fixed rates as follows; $100 million at 8.50%; $100 million at 6.75%; and $200 million at 5.50%. The $100 million, 8.50% notes are scheduled to mature March 15, 2004. This debt may be refinanced with debt issued under the Company’s effective shelf registration for $300 million debt securities filed on Form S-3 with the Securities and Exchange Commission, with bank borrowings or with cash proceeds generated from operations.

In 2003, the Company invested $168.8 million for acquisitions and repaid borrowings under its previously existing agreements. This was financed by operating activities and proceeds from the issuance of the $200 million Senior Notes discussed above.

Part I – Financial Information

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2003, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

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

4.1 Senior Indenture dated as of April 1, 1991, between Crane Co. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 1998).

4.2 Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

10.1 Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2003).

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Part II – Other Information

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

On July 24, 2003, the Company filed a Form 8-K containing the 2003 second quarter earnings release.

On August 29, 2003, the Company filed a Form 8-K announcing the Company’s entrance into a new four year senior unsecured revolving credit facility.

On September 8, 2003, the Company filed a Form 8-K announcing the Company’s filing of a prospectus supplement relating to the issuance and sale in an underwritten public offering of $200,000,000 aggregate principal amount of the Company’s 5.50% Senior Notes Due 2013.

On October 23, 2003, the Company filed a Form 8-K containing the 2003 third quarter earnings release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. REGISTRANT

Date November 3, 2003	By	/s/ George S. Scimone
G. S. Scimone Vice President, Finance and Chief Financial Officer

Date November 3, 2003	By	/s/ J. Atkinson Nano
J.Atkinson Nano Vice President, Controller

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

4.1	Senior Indenture dated as of April 1, 1991, between Crane Co. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 1998).

4.2	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

10.1	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2003).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.