Form 10-K
period 2003-12-31
CRANE CO /DE/
filed 2004-03-05
CIK 25445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

5½% Senior Notes due September 2013

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 59,715,476 at January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2003 and portions of the proxy statement for the annual shareholders meeting to be held on April 26, 2004 are incorporated by reference into Parts I, II, III and IV of this Form 10-K.

PART I

Item 1.	Business

Crane Co. (“Crane” or the “Company”) is a diversified manufacturer of engineered industrial products. Founded in 1855, the Company employs over 10,000 people in North America, South America, Europe, Asia and Australia.

STRATEGY

The Company’s strategy is to grow the earnings of niche businesses with high market share, acquire companies that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build an aggressive and committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure. Crane has built a stronger company using established operating themes of leveraging intellectual capital, improving customer focus, achieving operational excellence and strategically linking existing businesses with acquisitions.

ACQUISITIONS

In the past five years, the Company has completed 20 acquisitions.

During 2003, the Company completed four acquisitions at a total cost of $168.8 million. In May 2003, the Company acquired Signal Technology Corporation (“STC”) for a total purchase price of approximately $138 million (net of STC cash acquired). STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency (“RF”) and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. The operations were integrated with the Company’s Aerospace & Electronics Segment. In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of approximately $29 million. The 2002 annual sales for these businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses were integrated into the Company’s subsidiary, Crane Ltd., a leading provider of pipe fittings, valves and related products to the building services, principally heating, ventilating and air conditioning (“HVAC”) and industrial markets in the United Kingdom and Europe. The Company also acquired two other entities in 2003 at a total purchase price of $1.7 million. Preliminary estimates of goodwill for the 2003 acquisitions amount to $118 million.

During 2002, the Company completed seven acquisitions at a total cost of $82.2 million. Goodwill for these acquisitions amounted to $55.7 million. In January 2002, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity. Also in January 2002, the Company acquired Kavey Water Products which enhanced Crane Environmental’s capability to provide water treatment systems. In May 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc. Lasco Composites is a manufacturer of fiberglass reinforced plastic (FRP) panels that further expands the Company’s Kemlite business in the transportation, building products and recreational vehicle markets and will provide an entry into the industrial market. In July 2002, the Company acquired Corva Corporation, a privately held distributor of valves and actuators. In November 2002, the Company acquired all of the outstanding shares of General Technology Corporation (“GTC”) from an employee stock ownership plan trust for a purchase price of $25 million in cash and assumed debt. GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC has been integrated with the Electronics Group in the Company’s Aerospace & Electronics Segment. Also in November 2002, the Company acquired Qualis Incorporated, a privately held provider of polyester film embossing services, which has been integrated into Kemlite. In November 2002, the Company entered into a joint venture in China furthering its low-cost pump manufacturing capabilities.

During 2001, the Company completed six acquisitions at a total cost of $191 million. Goodwill for these acquisitions amounted to $67.9 million. In February 2001, the Company acquired Ventech Controls, Inc., a valve repair business providing both shop repair and remanufacture of control valves and instruments. Also in

PART I

Item 1.	Business (continued)

February 2001, the Company acquired the fiberglass reinforced panel business of UK-based Laminated Profiles Ltd. as part of its strategic initiative to penetrate the European transportation and recreational vehicle markets. In April 2001, the Company acquired the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which includes the Saunders brand of diaphragm valves manufactured in the UK and India and the DEPA brand of air operated diaphragm pumps manufactured in Germany. Crane Process Flow Technologies focuses on the development, production and distribution of valves, pumps and related components in high value-added applications. In June 2001, the Company acquired the Xomox valve business from Emerson Electric Co. for $145 million. Xomox supplies high-end, application-driven, sleeved-plug valves, lined valves, high performance butterfly valves and actuators to the chemical, pharmaceutical and other process industries. During the third quarter of 2001, the Company acquired the aerospace hose product line of Teleflex Fluid Systems and Resistoflex GmbH. Aerohose, based in Florida, is a leading supplier of Teflon®-braided, high- pressure hose assemblies utilized in both commercial and military aircraft as well as ground support systems. Resistoflex GmbH, based in Germany, is a leading manufacturer of Teflon®-lined, steel-piping products serving chemical and pharmaceutical markets in Europe.

During 2000, the Company completed two acquisitions at a total cost of $11.9 million. Goodwill for these two acquisitions amounted to $8.5 million. In March 2000, the Company acquired Streamware Corporation, a privately-held provider of business management software and market analysis tools for the vending and food service industry. In December 2000, the Company acquired the assets of the Valve Repair Division of Groth Corporation. With service centers located in Texas, the Valve Repair Division provides both shop and field testing and repair services for a broad range of valve types and is an authorized repair facility for many leading valve manufacturers.

In October 1999, the Company acquired Stentorfield, Ltd., a premier designer and manufacturer of hot and cold beverage vending machines, serving the U.K. and European market with a broad line of full-size and tabletop products for the hotel, restaurant, office coffee service and vending industries at a total cost of $33 million. This business was integrated with the Company’s Crane Merchandising Systems business, which is the leading North American designer and manufacturer of full-line vending machines, for snack, food and beverage. Goodwill for this acquisition amounted to $24.3 million.

DIVESTITURES

In the past five years, the Company has divested eight businesses. In March 2003, the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactures canned motor pumps primarily for use in the chemical processing industry. In September 2002, the Company sold its CorTec unit for approximately $3 million. In September 2001, the Company sold Powers Process Controls for its carrying value. In October 2001, the Company sold the Crane Plumbing business in Canada recording an after-tax loss of approximately $8.5 million. Proceeds from the sale of these businesses in 2001 were approximately $20 million. During the third quarter of 2001, the Company and Emerson Electric Co. announced the formation of a joint venture involving Emerson’s Commercial Cam unit and Crane’s Ferguson business unit. Crane and Emerson contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture. The Industrial Motion Control Holdings, LLC joint venture is being accounted for on the equity basis and the investment amounted to $24 million at year-end 2003 and is included in other assets in the consolidated balance sheet. In May 2000, the Company sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry. In addition, the Company’s wholly-owned ELDEC Corporation subsidiary sold its related telecommunications power supply product line to the same purchaser. Total consideration for both transactions was $45.6 million. In April 1999, the Company sold Southwest Foundry, acquired as part of the Stockham Valves and Fittings, Inc. transaction, for $400,000. In December 1999, the Company sold its Crane Defense Systems business for $7.1 million.

PART I

Item 1.	Business (continued)

DISCONTINUED OPERATIONS

On December 16, 1999, the Company distributed all of the shares of its Huttig Building Products (“Huttig”) subsidiary to shareholders of the Company on the basis of one share of Huttig for every 4.5 shares of Crane Co. common stock. Prior to this spin-off distribution, Huttig repaid an intercompany loan of $68 million to the Company which the Company used to pay down debt. The Wholesale Distribution Segment was discontinued when Huttig was spun off.

LONG-TERM FINANCING

In September 2003, the Company sold $200 million of 5.50% notes that will mature on September 15, 2013. In September 1998, the Company sold $100 million of 6.75% notes that will mature on October 1, 2006. During April 1992, the Company sold $100 million of 8.5% notes that will mature on March 15, 2004. The Company plans to repay this debt with cash proceeds generated from operations, or to refinance this debt with new debt issued under the Company’s effective shelf registration and/or with bank borrowings.

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

BUSINESS SEGMENTS

See page 44 of the Annual Report to Shareholders for the year ended December 31, 2003, for sales, operating profit and assets employed by each business segment. At the end of 2002, the Company changed its organizational structure relating to Resistoflex, the most significant component of which is now managed in the Fluid Handling Segment. The remaining component is included in the Aerospace & Electronics Segment.

AEROSPACE & ELECTRONICS

The Aerospace & Electronics Segment has two business groups: Aerospace and Electronics. The Aerospace Group products are currently manufactured under the brand names Eldec, Hydro-Aire, Lear Romec and Resistoflex-Aerospace. The Aerospace Group’s products are organized into the following solution sets: Landing Systems Solutions, Sensing and Controls Solutions, Fluid Management Solutions and Aircraft Electrical Power Solutions. The Electronics Group products are currently manufactured under the brand names Interpoint, General Technology, STC Microwave Systems, Keltec, Olektron, Eldec and Advanced Integrated Systems Division (“AISD”). The Electronic Group’s products are organized into the following solution sets: Electronic Manufacturing Solution, Power Solutions, Microwave Systems Solutions and Microelectronics Solutions/AISD.

ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flowmeters and power conversion systems for the commercial transport, business, regional, general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. ELDEC has facilities in Washington, England and France.

PART I

Item 1.	Business (continued)

Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by aircraft manufacturers. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments, and aircraft maintenance and overhaul companies. Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft. Hydro-Aire has facilities in California and Kansas while Lear Romec has facilities in Ohio.

Resistoflex-Aerospace manufactures high-performance, separable fittings for operating pressures to 8,000 PSI used primarily in the aerospace industry. Its products are sold directly to the aerospace industry. Resistoflex-Aerospace has facilities in Florida.

Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optic and medical technology industries. Interpoint has facilities in Washington and Taiwan.

STC designs, manufactures and markets power management products and sophisticated electronic radio frequency, or RF, components and subsystems. Its products are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. STC’s commercial customers integrate its products into wireless systems, which are then sold to wireless service providers globally and enable the transmission and reception of data signals in wireless systems worldwide. Applications for its commercial products include point-to-point transport, point-to-multipoint access, cellular backhaul and digital cellular/PCS base stations. STC has facilities in Florida, Massachusetts, Arizona and Texas. The California facility was closed in December 2003.

GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. GTC has a facility in New Mexico.

The Aerospace & Electronic Segment employs 2,540 people and had assets of $432.2 million at year-end. The order backlog totaled $277.2 million and $217.6 million at December 31, 2003 and 2002, respectively.

PART I

Item 1.	Business (continued)

ENGINEERED MATERIALS

The Engineered Materials Segment consists of Kemlite and Polyflon.

Kemlite manufactures FRP panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurant and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required, and for residential construction. Kemlite sells its products directly to truck trailer and recreational vehicle manufacturers and uses distributors to serve the commercial construction market and some segments of the recreational vehicle market. Kemlite’s manufacturing facilities are located in Illinois, Arkansas, Tennessee, Texas, Kentucky and the United Kingdom.

Polyflon manufactures microwave laminates, high-voltage RF capacitors, radomes and circuit processing for wireless communication, magnetic resonance imaging, microwave and radar system manufacturers. Polyflon is located in Connecticut.

The Engineered Materials Segment employs 833 people and had assets of $185.9 million at year-end. The order backlog totaled $11.8 million and $11.2 million at December 31, 2003 and 2002, respectively.

MERCHANDISING SYSTEMS

The Merchandising Systems Segment consists of Crane Merchandising Systems (“CMS”) and National Rejectors, Inc. GmbH (“NRI”).

CMS products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers designed to vend both snack foods and hot/cold drinks or snacks and refrigerated/frozen foods in one machine. CMS products are marketed to customers in the United States and Europe by Company sales and marketing personnel as well as distributors and, in other international markets, through independent distributors. CMS launched new features, new products and updated technology in 2002, including its new guaranteed delivery system called SureVend. CMS also includes Streamware Corporation, a leading provider of business management software and market analysis tools for the vending and food service industry. Streamware’s VendMAX is a fully-integrated software/hardware solution that offers operators cash accountability, inventory control and improved merchandising capabilities. CMS has manufacturing facilities in Missouri and England.

NRI manufactures electronic coin validators for the automated merchandising and gambling/amusement markets in Europe. NRI is among the relatively few makers of coin validators that supply European countries with validators programmed for the new euro coins that went into circulation at the start of 2002. NRI has facilities in Germany and Spain.

The Merchandising Systems Segment employs 966 people and had assets of $113.3 million at year-end. Order backlog totaled $10.3 million and $12.9 million at December 31, 2003 and 2002, respectively.

PART I

Item 1.	Business (continued)

FLUID HANDLING

The Fluid Handling Segment consists of the Valve Group, Crane Ltd., Resistoflex-Industrial Products, Crane Pumps & Systems, Crane Supply and Crane Environmental. The Valve Group, with manufacturing facilities in the Unites States as well as operations in, Canada, England, France, Ireland, Germany, Australia, Norway, India, Hungary, China, Indonesia and Mexico, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, petrochemical, pharmaceutical, power generation, marine, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Westad, Flowseal, Centerline, Stockham, Triangle and Duo-Chek.

Crane Ltd. manufactures pipe fittings, gate, globe and check valves, ball and butterfly valves and static and automatic balancing valves. Crane Ltd. has facilities in the United Kingdom and China.

Resistoflex-Industrial Products is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries. Resistoflex-Industrial Products sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Resistoflex-Industrial Products also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing and pharmaceutical industries. Resistoflex-Industrial Products has facilities in North Carolina, Singapore, Germany and the Netherlands.

Crane Pumps & Systems has seven manufacturing facilities, five of which are in the United States. Pumps are manufactured under the trade names Deming, Weinman, Burks, Chem/Meter, Barnes, Sellers and Process Systems. Pumps are sold to a broad customer base that includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. Crane Pumps & Systems has facilities in Ohio, Michigan, Indiana, Canada and China.

Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains thirty-five distribution facilities throughout Canada.

Crane Environmental is a leading supplier of specialized water purification solutions for the world’s industrial and commercial markets. Crane Environmental’s worldwide applications include government, pulp and paper, steel, oil, gas, petrochemical, power generation, wastewater treatment, carwash, bottling, beverage and agriculture. Its products are sold under the trade names Cochrane and Environmental Products. Crane Environmental has a manufacturing facility in Florida.

The Fluid Handling Segment employs 5,391 people and had assets of $647.9 million at year-end. Order backlog totaled $140.2 million and $130.2 million at December 31, 2003 and 2002, respectively.

PART I

Item 1.	Business (continued)

CONTROLS

The Controls Segment consists of Barksdale and Azonix/Dynalco. These companies design, manufacture and market industrial and commercial products that control flows and processes in various industries including transportation, petroleum, chemical, construction, food and beverage and power generation.

Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches and directional control valves that serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in California and Germany.

Azonix/Dynalco designs and manufactures rotational speed sensors, temperature and pressure instruments and monitors for rugged environments, and microprocessor-based engine and mechanism controls. Azonix/Dynalco’s products are used worldwide in a variety of applications for various industries including transportation, power generation, oil, gas, petrochemical, chemical, pharmaceutical, agriculture and metal processing. It also manufactures operator interfaces and measurement and control systems for hazardous and harsh applications, intelligent data acquisition products, high-precision thermometers and calibrators. Azonix/Dynalco has manufacturing facilities in Massachusetts, Florida and Texas.

The products in this segment are sold directly to end users and engineering contractors through the Company’s own sales force and cooperatively with sales representatives, stocking specialists and industrial distributors.

The Controls Segment employs 406 people and had assets of $50.0 million at year-end. Order backlog totaled $12.2 million and $13.8 million at December 31, 2003 and 2002, respectively.

COMPETITIVE CONDITIONS

The Company’s lines of business are conducted under highly competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify the Company’s competitive position, although the Company believes that it is a principal competitor in most of its markets. The Company’s principal method of competition is production of quality products at competitive prices in a timely and efficient manner.

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

The Company’s engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements. While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Research and development costs are expensed when incurred. These costs were approximately $46.8 million in 2003, $46.0 million in 2002, and $50.9 million in 2001, incurred mostly by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were approximately $3.1 million, $5.1 million and $4.7 million in 2003, 2002 and 2001, respectively, and were recorded in net sales.

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

AVAILABLE INFORMATION

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Company’s website at www.craneco.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

FORWARD LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K and the Annual Report to Shareholders, particularly in the Letter to Shareholders and Management’s Discussion and Analysis of Operations, the Company makes numerous statements about expectations of future performance and market trends and statements about plans and objectives and other matters which because they are not historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I

Forward Looking Statements (continued)

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

Net sales and assets related to operations outside the United States were 44.4% and 29.6%, respectively, in 2003 and 42.7% and 30.6%, respectively, in 2002, of the Company’s respective consolidated amounts. Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company’s revenue and profitability.

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

Asbestos Litigation

The Company’s results of operations, cash flows and financial position could be adversely affected by continued increases in asbestos claims or the cost of defending and settling such claims, or by a substantial adverse verdict at trial. These factors are subject to substantial uncertainties relating to the demographic characteristics of claimants as well as legal standards and court decisions in numerous state and local jurisdictions. In addition, financial or other difficulties affecting the Company’s insurers could reduce the costs borne by such insurers and thereby increase the costs borne by the Company. A legislative or structured settlement could have a substantial effect on the Company’s asbestos liability. For more information with respect to the Company’s risks associated with asbestos liability, see Item 3 Legal Proceedings.

PART I

Forward Looking Statements (continued)

Aerospace & Electronics

An additional significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of repair parts from the Company’s businesses. The businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 11% and 15% of the segment’s revenue in 2003 and 2002, respectively) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. The Aerospace & Electronics Segment results could be below expectations if further slowing of the U.S. economy causes customers to delay or cancel spare parts or aircraft orders.

With the addition of STC in 2003, a portion of business is conducted under United States government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. A reduction in Congressional appropriations that affect defense spending or the ability of the United States government to terminate its contracts could impact the performance of this business.

During the third quarter of 2002, the Company’s Hydro-Aire unit identified a wire chafing situation on a few of its fuel pumps used on certain Boeing aircraft, and the Company recorded a $4 million charge. Inspections are proceeding as planned. Subsequently, several additional pumps, from this same set of 35,000 pumps, have also been returned with a mechanical overheating issue. The Company is working closely with Boeing and the Federal Aviation Administration (“FAA”) to understand the root cause of the overheating issue. In both instances, the FAA issued an Emergency Airworthiness Directive to instruct airline carriers to comply with a near term precautionary step of carrying additional jet fuel to keep fuel pumps submerged at all times, until the pumps are inspected, to mitigate ignition risk and to ensure air safety. Several airline carriers have petitioned Hydro-Aire for reimbursement for additional costs, such as the cost of carrying additional jet fuel. The Company has disclaimed responsibility for these costs under applicable contract terms, but the Company is continuing its efforts to resolve these issues in good faith on a mutually acceptable basis. If the Company is not successful at resolving these contract claims there could be an adverse effect on operations.

Engineered Materials

In the Engineered Materials Segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, industrial or building products for which the Company’s businesses produce fiberglass-reinforced panels. Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs and by any inability on the part of the businesses to maintain their position in product cost and functionality against competing materials.

Merchandising Systems

Results at the Company’s U.S.-based vending machine business could be reduced by delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at the Company’s German-based coin validation machine business have been and will continue to be affected by changes in demand stemming from the advent of the euro, the new European currency, as well as by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

Fluid Handling

The Company’s businesses could face increased price competition from larger competitors. Slowing of the U.S. economy could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed, or if the Company’s ability to source product from international sources is impeded. At the Company’s foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

PART I

Forward Looking Statements (continued)

Controls

A number of factors could affect the Controls Segment’s results. Lower sales and earnings could result if the Company’s businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence.

Item 2.	Properties

Total Manufacturing Facilities	Number	Area (sq. ft.)
Aerospace & Electronics
United States	11	1,025,000
International	3	74,000
Engineered Materials
United States	8	558,000
International	1	31,000
Merchandising Systems
United States	1	463,000
International	2	139,000
Fluid Handling
United States	18	1,420,000
International	26	3,531,000
Controls
United States	4	181,000
International	1	27,000

Leased Manufacturing Facilities	Leases Expiring Through	Number	Area (sq. ft.)
United States	2008	14	548,000
Other International	2008	12	1,132,000

Other Facilities

Aerospace & Electronics operates three service centers in the United States, all of which are leased.

Fluid Handling operates five service centers in the United States, of which four are leased, and 24 service centers outside the United States, of which 21 are leased. This segment operates 48 distribution centers of which two are in the United States and 32 are leased.

Merchandising Systems operates six distribution centers in the United States and seven internationally, of which 12 are leased. This segment operates two service centers, one of which is in the United States and is leased.

Engineered Materials operates seven distribution centers in the United States and four outside the United States, of which ten are leased. This segment operates one service center that is outside the United States and is leased.

In the opinion of management, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3.	Legal Proceedings

The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and stockholder matters.

Asbestos Liability

As of December 31, 2003, the Company was a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	2003	2002	2001
Beginning claims	54,038	16,180	5,460
New claims	19,115	49,429	10,985
Settlements	(3,883)	(11,299)	(66)
Dismissals	(664)	(272)	(199)

Ending claims	68,606	54,038	16,180

Of the 68,606 pending claims as of December 31, 2003, approximately 24,000 claims are pending in New York and approximately 30,000 claims are pending in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure. A substantial majority of the New York claims have been placed on a deferred docket and are ineligible for trial on the merits without medical evidence of asbestos-related disease.

Generally, the Company has required evidence of exposure to asbestos-containing materials in products manufactured or sold by the Company, as well as medical evidence of asbestos-related disease, as a prerequisite to settling an asbestos claim. A significant proportion of the resolved claims against the Company have been dismissed without payment because these criteria are not satisfied. Despite this litigation posture, the Company has recognized that the number of asbestos claims pending against it continues to increase, albeit at a lower rate than in the past two years, and the settlement demands from asbestos claimants continue to escalate. The Company believes that federal legislation establishing a trust fund to compensate asbestos victims is the most appropriate solution to the asbestos litigation problem. The Company has been actively monitoring, studying and supporting developments in federal legislation during the past year and believes that there is a reasonable possibility that legislation will be passed in the current or next Congress. In addition, the Company continues to monitor and study the structured settlement transactions announced by certain other asbestos defendants. As the Company has stated previously, it will explore all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interest of the Company’s shareholders.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the year ended December 31, 2003 totaled $11.9 million and $9.2 million, respectively. The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $4.6 million in the year ended December 31, 2003 and reflect the timing and terms of payments in accordance with the aforementioned arrangements. Detailed below are the comparable amounts for the periods indicated.

(In Millions)	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Settlement costs (1)	$11.9	$7.3	$0.8
Defense costs (1)	9.2	4.8	2.3
Pre-tax cash payments (2)	4.6	1.4	0.8

(1)	Before insurance recoveries and tax effects

(2)	Net of cost sharing arrangements with insurers

PART I

Item 3.	Legal Proceedings (continued)

Cumulative aggregate settlement and defense costs (before insurance recoveries and tax effects) to date as of December 31, 2003 were $21.6 million and $22.3 million, respectively. The Company’s cumulative pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $8.3 million as of December 31, 2003.

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

The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007. For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability was recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset was recorded representing the probable insurance reimbursement for such claims (approximately 40 percent of settlement and defense costs). The Company’s liability for asbestos-related claims before insurance recoveries, which is included in other liabilities, was $193 million and $200 million at December 31, 2003 and 2002, respectively, or $116 million and $120 million, respectively, after probable insurance recoveries. At December 31, 2003 and 2002 approximately 60% and 70%, respectively, of the asbestos liability represented the estimated cost of unasserted claims against the Company.

The Company’s asbestos liability is based on its estimated cost of pending claims plus unasserted claims through 2007. In determining this estimate, both average annual incremental claims and costs per claim are significant assumptions. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was filed. The estimated liability for New York claims includes a substantial discounting of such claims due to the deferred docket noted above. This discount rate is significantly higher than the dismissal rate applied to substantially all other jurisdictions. The gross estimated cost of projected asbestos claims is reduced by approximately 40% representing the Company’s probable insurance recovery. In 2002, as a result of dramatic increases in annual incremental claims and claim costs, management changed the basis for these assumptions to an analysis of the past few years of experience as compared to the long-term historical averages previously used, which thereby increased the aggregate estimated liability. In 2003, the Company reviewed its estimate in light of a number of factors and developments including the New York deferred docket referred to above, the substantial reduction in the new claims filed in Mississippi and New York, the increase in new claims filed in other jurisdictions, the proportion of claims dismissed for lack of product identification and the increasing settlement demands from claimants. Future projections of these trends is inherently uncertain, and while the Company believes its current estimate of the asbestos liability is a reasonable judgment, there can be no assurance about future developments.

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a structured settlement transaction could also change the estimated liability.

PART I

Item 3.	Legal Proceedings (continued)

A significant portion of the Company’s settlement and defense costs are paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies, but there is no cost sharing or allocation agreement yet in place with the excess insurers. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

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

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance reimbursement as well as the underlying assumptions used to derive these amounts. These uncertainties may result in the Company incurring future charges to operations to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs occurs or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims is anticipated to take many years, amounts recorded for the liability under generally accepted accounting principles are not discounted, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

Other Contingencies

The Company continues to be involved in various remediation actions to clean up hazardous wastes as required by federal and state laws. Estimated future environmental remediation cost was $11.6 million at December 31, 2003 which was fully accrued. In certain of these actions, the Company is one of several potentially responsible parties (“PRPs”). As a PRP, the Company could be liable for all clean-up costs despite the involvement of other PRPs. Given the financial stability of the other PRPs, the Company believes this is unlikely, and the accrual represents management’s best estimate, based on current facts and circumstances, with respect to the ultimate liability that will be apportioned to the Company. The Company spent $3.9 million on environmental costs in 2003 and expects to pay remediation costs of approximately $2.5 million in 2004. The annual level of future remediation expenditures is difficult to estimate because of the many uncertainties relating to conditions of individual sites as well as uncertainties about the status of environmental laws and regulations and developments in remedial technology. In addition, the Company is a minor or de minimis PRP at certain third-party environmental remediation sites where remediation obligations are joint and several, and the Company, as part of its estimate of potential liability, periodically reviews whether the major PRPs have the ability to fulfill their portion of such remediation obligations. The Company is not aware of any significant additional liability that would result from the inability of other PRPs to fulfill their obligations. Overall, the Company’s liability for the required remedial actions being implemented or engineered is not expected to be material.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material adverse effect on its financial condition or liquidity, although

PART I

Item 3.	Legal Proceedings (continued)

the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

PART I

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Business Experience During Past Five Years	Age	Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001. Previously, Co-Head of Global Investment Banking of Salomon Smith Barney (investment banking firm) from 1997 to 1998, Co-Head of Global Investment Banking of Salomon Brothers, Inc. (investment banking firm) from 1995 to 1997 and a Managing Director of that firm since 1988.	54	1999

Gil A. Dickoff	Treasurer	Treasurer of the Company since 1992.	42	1992

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	52	1996

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001 and Vice President-Human Resources at the Company’s Hydro-Aire subsidiary from January 1996 to August 1999.	50	2001

Joan Atkinson Nano	Vice President and Controller	Vice President and Controller of the Company since November 2001. Previously, Director of New Controllership Initiatives at GE Capital Corporation (financial services) from 2000 to 2001 and Director, Worldwide Planning and Analysis of Pitney Bowes Corporation (business machines and services) from 1994 to 1999 and as Assistant Corporate Controller from 1988 to 1994.	48	2001

PART I

EXECUTIVE	OFFICERS OF THE REGISTRANT (Continued)

Name	Business Experience Position	During Past Five Years	Officer Age	Since

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001. Vice President Controller and Chief Tax Officer of the Company from April 2000 to November 2001, Vice President, Taxes of the Company from September 1999 to April 2000 and Director of Taxes of the Company from March 1996 to September 1999.	49	1999

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	49	1989

George S. Scimone	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer of the Company since March 2003. During 2002, Consultant for Marketing Services Company. Previously with Reader’s Digest as Senior Vice President and Chief Financial Officer from 1997-2001 and Reader’s Digest USA from 1996-1997.	57	2003

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information required by Item 5(a) and 5(b) is hereby incorporated by reference to Pages 54 and 57 of the 2003 Annual Report to Shareholders. Item 5(c) is not applicable.

Item 6.	Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference to Page 54 of the 2003 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference to Pages 15 through 26 and pages 47 through 51 of the 2003 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is hereby incorporated by reference to Page 26 of the 2003 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference to Pages 28 through 46 and page 54 of the 2003 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer (who currently serves as Acting Chief Financial Officer) evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer has concluded that these controls are effective as of the end of the year covered by this annual report.

(b) Change in Internal Controls. During the year ended December 31, 2003, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 5, 2004, which the Company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

The Company’s Corporate Governance Guidelines, its charters for its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporategovernance.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 5, 2004, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the definitive proxy statement dated March 5, 2004, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 5, 2004, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the definitive proxy statement dated March 5, 2004, which the Company has filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1)	The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in common shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001 and the report thereon of Deloitte & Touche LLP dated January 19, 2004 appearing on Pages 28 through 46 of Crane Co.’s 2003 Annual Report to Shareholders which will be furnished with the definitive proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference.

(2)	Financial statement schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted because they are not required under related instructions, or are inapplicable or the information is shown in the financial statements and related notes.

(3)	Exhibits

Exhibit No.	Description
Exhibit 11	Computation of net income per share

Exhibit 13	Annual Report to shareholders for the year ended December 31, 2003

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Independent auditors’ consent

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On October 23, 2003, the Company filed a Form 8-K containing the 2003 third quarter earnings release.

On January 22, 2004, the Company filed a Form 8-K containing the 2003 fourth quarter earnings release as well as updated information with respect to the Company’s asbestos liability, including pending claims, settlement costs, defense costs and other information.

On March 3, 2004, the Company filed a Form 8-K containing information related to the temporary medical leave of absence of George S. Scimone, Vice President and Chief Financial Officer, for treatment of lymphoma. Eric C. Fast, President and Chief Executive Officer, will assume the position of acting chief financial officer during Mr. Scimone’s absence.

(c)	Exhibits to Form 10-K

There is incorporated by reference herein:

(3) (a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(b)	The Company’s By-Laws, as amended on January 24, 2000 contained in Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Instruments Defining the Rights of Security Holders, including Indentures:

(a)	There is incorporated by reference herein:

(1)	Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the Company’s Report on Form 8-K filed with the Commission on July 6, 1998.

(b)	There is incorporated by reference herein:

(1)	Indenture dated as of April 1,1991 between the Registrant and

PART IV

Item 15.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K (continued)

the Bank of New York contained in Exhibit 4.1 to the Company’s report on Form 8-K filed with the Commission on September 16, 1998.

2)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

3)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2003).

(10)	Material Contracts:

(iii)	Compensatory Plans

There is incorporated by reference herein:

(a)	The forms of Employment/Severance Agreement between the Company and certain executive officers (Form I) and (Form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(b)	The indemnification agreements entered into with each director and executive officer of the Company, the form of which is contained in Exhibit C to the Company’s definitive proxy statement filed with the Commission in connection with the Company’s April 27, 1987 Annual Meeting.

(c)	The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(d)	The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.

(e)	The Crane Co. 1998 Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.

(f)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(g)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(h)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(i)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(j)	The employment agreement with Robert S. Evans contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(k)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

E.C. Fast
President, Chief Executive Officer and Acting Chief Financial Officer Date 3/5/2004

Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OFFICERS

By	/s/ E.C. Fast	By	/s/ J.A. Nano

	E.C. Fast		J.A. Nano
	President, Chief Executive Officer, Acting Chief Financial Officer and a Director		Vice President, Controller
	(Principal Executive Officer and Financial Officer)		(Principal Accounting Officer)
	Date 3/5/2004		Date 3/5/2004

DIRECTORS

By /s/ R.S. Evans R.S. Evans Date 2/23/2004	By /s/ E.T. Bigelow, Jr. E.T. Bigelow, Jr. Date 2/23/2004	By /s/ R.S. Forté R.S. Forté Date 2/23/2004

By /s/ D.R. Gardner D.R. Gardner Date 2/23/2004	By /s/ J. Gaulin J. Gaulin Date 2/23/2004	By /s/ W.E. Lipner W.E. Lipner Date 2/23/2004

By /s/ D.C. Minton D.C. Minton Date 2/23/2004	By /s/ C.J. Queenan, Jr. C.J. Queenan, Jr. Date 2/23/2004	By /s/ J.L.L. Tullis J.L.L. Tullis Date 2/23/2004

Exhibit Index

Exhibit No.	Description
Exhibit 11	Computation of net income per share

Exhibit 13	Annual Report to shareholders for the year ended December 31, 2003

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Independent auditors’ consent

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002