Form 10-Q
period 2004-03-31
CRANE CO /DE/
filed 2004-04-30
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes ☒ No ☐

The number of shares outstanding of the issuer’s classes of common stock, as of April 28, 2004:

Common stock, $1.00 Par Value – 59,538,784 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$448,306	$376,470
Operating costs and expenses:
Cost of sales	305,926	257,275
Selling, general and administrative	103,702	91,016

	409,628	348,291
Operating profit	38,678	28,179
Other income (expense):
Interest income	222	189
Interest expense	(6,541)	(3,944)
Miscellaneous – net	(218)	(165)

	(6,537)	(3,920)
Income before income taxes	32,141	24,259
Provision for income taxes	9,964	7,763

Net income	$22,177	$16,496

Basic and diluted net income per share:
Net income	$.37	$.28

Average basic shares outstanding	59,544	59,400
Average diluted shares outstanding	60,418	59,455
Dividends per share	$.10	$.10

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Current Assets
Cash and Cash Equivalents	$39,081	$142,518
Accounts Receivable	280,353	248,492
Inventories:
Finished goods	85,697	80,017
Finished parts and subassemblies	51,399	48,725
Work in process	40,893	33,057
Raw materials	75,694	73,632

	253,683	235,431
Other Current Assets	35,744	35,335

Total Current Assets	608,861	661,776
Property, Plant and Equipment:
Cost	770,139	765,269
Less accumulated depreciation	470,085	462,631

	300,054	302,638
Other Assets	250,013	254,398
Intangible Assets	60,536	56,725
Goodwill	579,113	536,239

Total Assets	$1,798,577	$1,811,776

See Notes to Consolidated Financial Statements

(Continued)

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31, 2004	December 31, 2003
Liabilities and Shareholders’ Equity
Current Liabilities
Current maturities of long-term debt	$8	$100,275
Loans payable	77,561	—
Accounts payable	133,817	116,885
Accrued liabilities	170,477	171,438
U.S. and foreign taxes on income	34,174	29,976

Total Current Liabilities	416,037	418,574
Long-Term Debt	296,065	295,861
Accrued Pension and Postretirement Benefits	39,923	39,742
Deferred Tax Liability	58,630	57,738
Other Liabilities	204,287	213,610
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	108,076	108,095
Retained earnings	855,812	838,678
Accumulated other comprehensive gain	48,728	51,034
Common stock held in treasury	(301,407)	(283,982)

Total Common Shareholders’ Equity	783,635	786,251

Total Liabilities and Shareholders’ Equity	$1,798,577	$1,811,776

Common Stock Issued	72,426	72,426
Less Common Stock held in Treasury	(13,158)	(12,750)

Common Stock Outstanding	59,268	59,676

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31
	2004	2003
Operating activities:
Net income	$22,177	$16,496
Income from joint venture	(534)	(371)
Depreciation and amortization	13,798	12,364
Deferred income taxes	(297)	(255)
Asbestos-related payments	(3,814)	(421)
Cash used for operating working capital	(29,474)	(4,159)
Other	(3,958)	(1,033)

Total (used for) provided from operating activities	(2,102)	22,621

Investing activities:
Capital expenditures	(5,144)	(6,484)
Payments for acquisitions	(50,630)	—
Proceeds from divestitures	—	1,200
Proceeds from disposition of capital assets	174	344

Total used for investing activities	(55,600)	(4,940)
Financing activities:
Equity:
Dividends paid	(5,953)	(5,945)
Settlement of shares-open market	(23,466)	(6,116)
Settlement of shares-stock incentive programs	(1,045)	(592)
Stock options exercised	7,587	952

Net equity	(22,877)	(11,701)
Debt:
Repayments of long-term debt	(100,304)	(365)
Net increase in short-term debt	77,561	1,397

Net debt	(22,743)	1,032

Total used for financing activities	(45,620)	(10,669)
Effect of exchange rates on cash and cash equivalents	(115)	656

(Decrease) increase in cash and cash equivalents	(103,437)	7,668
Cash and cash equivalents at beginning of period	142,518	36,589

Cash and cash equivalents at end of period	$39,081	$44,257

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(25,230)	$(9,796)
Inventories	(6,308)	(4,819)
Other current assets	(810)	(833)
Accounts payable	10,004	10,029
Accrued liabilities	(11,340)	(3,316)
U.S. and foreign taxes on income	4,210	4,576

Total	$(29,474)	$(4,159)

Supplemental disclosure of cash flow information:
Interest paid	$10,211	$4,352
Income taxes paid	5,765	3,261

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Net Sales
Aerospace & Electronics	$119,277	$87,374
Engineered Materials	69,010	62,886
Merchandising Systems	39,450	37,606
Fluid Handling	203,888	173,468
Controls	16,753	15,210
Intersegment Elimination	(72)	(74)

Total	$448,306	$376,470

Operating Profit (Loss)
Aerospace & Electronics	$20,222	$16,871
Engineered Materials	15,531	12,964
Merchandising Systems	474	(2,118)
Fluid Handling	8,727	7,426
Controls	889	398
Corporate	(7,165)	(7,362)

Total	$38,678	$28,179

Part I - Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. No stock-based employee compensation expense is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month periods ended March 31, 2004 and 2003 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2004	2003
Net income as reported	$22,177	$16,496
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(836)	(1,175)

	$21,341	$15,321

Pro forma – Basic and diluted net income per share:
As reported	$0.37	$0.28
Pro forma	0.36	0.26

3.	Goodwill and Intangible Assets

Changes to goodwill and intangible assets during the three-month period ended March 31, 2004 follow.

(In Thousands)	Goodwill	Intangible Assets
Balance at December 31, 2003, net of accumulated amortization	$536,239	$56,725
Additions	41,802	5,145
Translation and other adjustments	1,072	652
Amortization expense	—	(1,986)

Balance at March 31, 2004, net of accumulated amortization	$579,113	$60,536

Part I - Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Changes to goodwill and intangible assets during the year ended December 31, 2003 follow.

(In Thousands)	Goodwill	Intangible Assets
Balance at December 31, 2002, net of accumulated amortization	$410,356	$46,093
Additions	118,025	13,845
Translation and other adjustments	7,858	4,198
Amortization expense	—	(7,411)

Balance at December 31, 2003, net of accumulated amortization	$536,239	$56,725

Goodwill increased $41.8 million during the three-month period ended March 31, 2004 primarily due to the acquisition of P.L. Porter Co. in January 2004.

Intangible assets totaled $60.5 million, net of accumulated amortization of $39.0 million at March 31, 2004. Of this amount, $9.2 million represents intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.

A summary of intangible assets follows:

	March 31, 2004		December 31, 2003
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$80,079	$30,909	$74,366	$29,755
Drawings	10,225	4,797	10,225	4,240
Other	9,221	3,283	9,230	3,101

	$99,525	$38,989	$93,821	$37,096

Amortization expense for these intangible assets is expected to be approximately $7.7 million in 2005, $5.6 million in 2006, $4.9 million in 2007, $4.4 million in 2008 and $4.0 million in 2009.

4.	Acquisitions & Divestitures

In January, 2004, the Company acquired P.L. Porter Co. (“Porter”) for a purchase price of $45 million. The fair value estimates of assets acquired and liabilities assumed will be finalized within one year from the transaction date. Porter is a leading manufacturer of motion control products for airline seating and is located in Woodland Hills, California. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million.

Part I - Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Porter will provide the core for a new solution set provided by the Aerospace & Electronics Segment, Cabin Solutions.

Also in January, 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc. Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business is being integrated into Crane Ltd. which is part of the Fluid Handling Segment.

5.	Comprehensive Income

Total comprehensive income for the three-month periods ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
(In Thousands)	2004	2003
Net income	$22,177	$16,496
Foreign currency translation adjustments	(2,306)	5,169

Comprehensive income	$19,871	$21,665

6.	Asbestos Liability

As of March 31, 2004, the Company was a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31, 2003	Three months ended March 31, 2004	Three months ended March 31, 2003
Beginning claims	54,038	68,606	54,038
New claims	19,115	3,769	8,349
Settlements	(3,883)	(237)	(128)
Dismissals	(664)	(257)	(162)

Ending claims	68,606	71,881	62,097

Of the 71,881 pending claims as of March 31, 2004, approximately 25,000 claims are pending in New York and approximately 30,000 claims are pending in Mississippi. These filings typically do not identify any of the Company’s products as a source of asbestos exposure. A substantial majority of the New York claims have been placed on a deferred docket and are ineligible for trial on the merits without medical evidence of asbestos-related disease.

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

Notes to Consolidated Financial Statements (Unaudited)

Company has recognized that the number of asbestos claims pending against it continues to increase, and the settlement demands from asbestos claimants continue to escalate. The Company believes that federal legislation establishing a trust fund to compensate asbestos victims is the most appropriate solution to the asbestos litigation problem. The Company has been actively monitoring, studying and supporting developments in federal legislation during the past year and believes that there is a reasonable possibility that legislation will be passed in the current or next Congress. In addition, the Company continues to monitor and study the structured settlement transactions announced by certain other asbestos defendants. As the Company has stated previously, it will explore all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interest of the Company’s shareholders.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the quarter ended March 31, 2004 totaled $4.1 million and $5.5 million, respectively, a significant increase over prior periods. New claims filed in certain jurisdictions also increased significantly during the first quarter. Historically, the rate of new claims and related costs has varied significantly from quarter to quarter. While one quarter is not indicative of a trend, if costs and new filings continue at this pace it could have an adverse effect on the Company’s estimate of its asbestos liability.

The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangement with insurers amounted to $3.8 million in the quarter ended March 31, 2004. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31, 2003	Three Months Ended
(in millions)		March 31, 2004	March 31, 2003
Settlement costs (1)	$11.9	$4.1	$1.8
Defense costs (1)	9.2	5.5	0.7
Pre-tax cash payments (2)	4.6	3.8	0.4

(1)	Before insurance recoveries and tax effects

(2)	Net of cost sharing arrangements with insurers

Cumulative aggregate settlement and defense costs (before insurance recoveries and tax effects) to date as of March 31, 2004 were $25.7 million and $27.8 million, respectively. The Company’s cumulative pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangements with insurers amounted to $12.1 million as of March 31, 2004.

These amounts are not necessarily indicative of future period amounts, which may be higher or lower than those reported. It is not possible to forecast when the cash payments related to the asbestos liability will be expended; however, it is expected such cash payments will continue for many years. Payment uncertainty results from the significant proportion of unasserted claims included in the estimated asbestos liability as well as variability of timing and terms of settlements and insurance reimbursement. It is expected that cash payments will increase in proportion to increases the Company has experienced in overall claim activity and settlement and defense costs. In addition, there will be periods during which cash payments increase because the Company’s insurance coverage for asbestos claims involves multiple insurers, with

Part I - Financial Information

Item 1.	Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

different policy terms and certain gaps in coverage, and, consequently, the timing and amount of insurance reimbursement will vary.

The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007. For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability was recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset was recorded representing the probable insurance reimbursement for such claims (approximately 40 percent of settlement and defense costs). The Company’s liability for asbestos-related claims before insurance recoveries, which is included in other liabilities, was $187 million and $193 million at March 31, 2004 and December 31, 2003, respectively, or $112 million and $116 million, respectively, after probable insurance recoveries. At March 31, 2004 and December 31, 2003 approximately 54% and 60%, respectively, of the asbestos liability represented the estimated cost of unasserted claims against the Company.

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

The Company determined it probable that approximately 40% of the estimated gross liability will be paid by the Company’s insurers. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and consulting with legal counsel. This insurance receivable is included in other assets.

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its asbestos-related estimated liability and corresponding estimated insurance reimbursement as well as the underlying assumptions used to derive these amounts and the process of making the estimate. These uncertainties may result in the Company incurring future charges to operations to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs occurs or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims is anticipated to take many years, amounts recorded for the liability under generally accepted accounting principles are not discounted, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

7.	Pension and Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Postretirement Benefits
(in thousands)	March 31, 2004	March 31, 2003	March 31, 2004	March 31, 2003
Service cost	$3,878	$3,293	$40	$38
Interest cost	7,360	6,632	249	312
Expected rate of return on plan assets	(8,893)	(8,525)	—	—
Amortization of prior service cost	202	192	(21)	(21)
Amortization of net(gain)loss	(64)	43	(43)	(187)

Net periodic cost	$2,483	$1,635	$225	$142

The Company expects, based on current actuarial calculations, to contribute cash of $4 million to its defined benefit plans and $2 million to its other postretirement benefit plans in 2004. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2004

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission which are incorporated by reference herein.

Results from Operations

First Quarter of 2004 Compared to First Quarter of 2003

First quarter 2004 net income increased 34% to $22.2 million, or $0.37 per share, compared with net income of $16.5 million or $0.28 per share reported for the first quarter 2003.

Sales increased $71.8 million, or 19%, in the first quarter 2004 to $448.3 million compared with $376.5 million in the first quarter 2003. The sales increase included approximately $42 million from acquisitions, $16 million from favorable foreign currency translation and $14 million from improvements in base businesses. Operating profit increased 37% in the first quarter 2004 to $38.7 million compared with $28.2 million in the first quarter 2003. The $10.5 million increase in operating profit reflects improved performance in all segments and includes $4.7 million from the recent acquisitions. Operating profit margin for the first quarter 2004 was 8.6% compared with 7.5% in the first quarter 2003.

Net sales from domestic businesses were 68% and 71% of the first quarter’s total net sales in 2004 and 2003, respectively. Operating profit from domestic businesses was 84% and 85% of the first quarter’s total operating profit for 2004 and 2003. Operating profit margins in the first quarter for domestic businesses were 10.7% in 2004 compared with 9.0% in 2003 principally due to improvements in volume in the Company’s Engineered Materials Segment and acquisitions in the higher-margin Aerospace & Electronics Segment. Operating profit margins in the first quarter for non-US businesses were 4.3% in 2004 versus 3.8% in 2003 reflecting the benefits of rightsizing the Company’s European coin changing business.

Order backlog at March 31, 2004 totaled $525.7 million, a 16% improvement over backlog of $451.7 million at December 31, 2003, with increases across all groups and segments, particularly in Aerospace & Electronics.

Market Conditions

Market conditions strengthened at many of our businesses during the first quarter 2004. The Aerospace & Electronics Segment experienced both solid demand from the military market and favorable order trends from commercial original equipment manufacturers (“OEM”). In the Engineered Materials Segment, demand for fiberglass-reinforced panels to the recreational vehicle (“RV”) and truck trailer markets remained strong. Demand for European coin changing equipment and North American vending machines remained depressed for the Merchandising Systems Segment. The Fluid Handling Segment saw order trend improvement toward the end of the quarter, from both increased project orders and a more stable maintenance, repair and overhaul (“MRO”) environment. Demand in the important chemical process industry remained weak.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2004

Segment Results

Aerospace & Electronics sales of $119.3 million increased $31.9 million, or 37%, in the first quarter 2004 compared with sales of $87.4 million in the first quarter 2003. First quarter 2004 included $23.8 million in sales from P.L. Porter, acquired in late January 2004, and Signal Technology Corporation (“STC”), acquired in May 2003. Operating profit of $20.2 million increased $3.4 million, or 20%, compared with $16.9 million in the first quarter 2003, primarily due to $3.2 million in operating profit from the P.L. Porter and STC acquisitions. Operating profit margins were 17.0% in the first quarter 2004, compared with 19.3% in the first quarter 2003, attributable to unfavorable mix from lower commercial aftermarket spares volume compared with unusually strong spares shipments in the prior year first quarter, market pricing pressure and lower margins in the recently acquired businesses which have not yet been fully integrated into the Company.

Aerospace Group sales of $73.1 million in the first quarter 2004 increased $10.9 million, or 18%, from $62.2 million in the prior year first quarter, primarily due to $6.8 million of sales from the P.L. Porter acquisition and increased OEM shipments. First quarter 2004 operating profit was flat compared with the first quarter 2003, as positive P.L. Porter performance was offset by unfavorable mix from both stronger but lower margin military and commercial OEM volume and lower shipments of commercial aftermarket spares in the first quarter 2004 compared with unusually high spares shipments in the first quarter 2003.

Electronics Group sales of $46.4 million in the first quarter 2004 increased $21.1 million, or 84%, from $25.3 million in the first quarter 2003. STC accounted for $16.9 million of the sales increase. Operating profit increased 89% compared with the prior year first quarter, reflecting the STC acquisition and increased military/government demand for power solutions and supplies.

The Aerospace & Electronics Segment backlog was $320.0 million at March 31, 2004, a $42.8 million, or 15%, improvement compared with $277.2 million at December 31, 2003. This increase principally resulted from three large multi-year orders received in the first quarter 2004, specifically a $16 million order for a Federal Express retrofit program, with shipments beginning in late 2004, and $15 million for two follow-on microelectronics contract awards to the STC Advanced Integrated Systems Division, as well as $8 million in backlog at P.L. Porter.

Engineered Materials sales of $69.0 million increased $6.1 million, or 10%, in the first quarter 2004 compared with sales of $62.9 million in the first quarter 2003. Segment operating profit of $15.5 million in the first quarter 2004 increased $2.6 million, or 20%, compared with operating profit of $13.0 million in the first quarter 2003. First quarter 2004 results reflect continued strong demand for fiberglass-reinforced panels in both the RV and truck trailer markets. Operating profit margins improved to 22.5% from 20.6% in the prior year quarter as a result of favorable product mix. Backlog at March 31, 2004 was $17.6 million, an increase of $5.8 million, or 49%, over the $11.8 million backlog at December 31, 2003.

Merchandising Systems sales of $39.5 million in the first quarter 2004 increased $1.8 million, or 5%, compared with sales of $37.6 million in the first quarter 2003. Excluding $2.4 million of favorable foreign currency translation, sales declined slightly in the quarter for this segment. Operating profit of $0.5 million in the first quarter 2004 compared favorably to the operating loss of $2.1 million in the first quarter 2003, reflecting $1.5 million in lower severance costs in the European coin changer business and benefits realized from prior year workforce reductions. Crane Merchandising Systems (“CMS”) first quarter 2004 sales were slightly higher than the prior year first quarter due to favorable foreign currency translation. CMS operating profit was slightly below the first quarter 2003 which had more favorable cost absorption from higher inventory production in anticipation of a strike that was ultimately averted. National Rejectors, Inc. (“NRI”) first quarter 2004 sales improved slightly compared with the prior year first quarter partly due to favorable foreign currency translation.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2004

NRI continued to experience operating losses, although significantly less than in the prior year first quarter. Severance costs at NRI in the first quarter 2004 were $1.2 million versus $2.7 million in the prior year first quarter, reflecting continued efforts to right-size the business. Backlog at March 31, 2004 was $11.2 million, an improvement of $0.9 million, or 8%, over the $10.3 million backlog at December 31, 2003.

Fluid Handling sales of $203.9 million increased $30.4 million, or 18%, in the first quarter 2004 compared with sales of $173.5 million in the first quarter 2003. The first quarter 2004 increase included $18.0 million in combined sales from the Hattersley brand acquired in January 2004 and the pipe coupling and fittings businesses acquired from Etex in June 2003, and $12 million in favorable foreign currency translation impact. Operating profit of $8.7 million in the first quarter 2004 increased $1.3 million, or 18%, compared with $7.4 million in the first quarter 2003, from increases at Crane Ltd., Pumps & Systems and Crane Supply. Operating profit margins were 4.3% in both the first quarter 2004 and first quarter 2003.

Valve Group first quarter 2004 sales of $113.3 million increased $10.5 million, or 10%, compared with sales of $102.9 million in the prior year first quarter. The sales increase included $7 million from favorable foreign currency translation. First quarter 2004 operating profit was even compared with the first quarter 2003.

Crane Ltd. first quarter 2004 sales more than doubled to $28.4 million from $12.0 million in the prior year first quarter. The acquisitions of the Hattersley valve brands in January 2004 and the pipe coupling and fittings businesses acquired from Etex in June 2003 provided sales of $18.0 million which, combined with favorable foreign currency translation of $1.3 million, offset weakness in base business sales. Operating profit increased 22% on higher volume from acquisitions and realization of synergies from consolidating manufacturing of acquired product lines into existing facilities. First quarter 2004 sales in the pump business were 5% above the prior year first quarter on strong demand from several new large customers. Operating profit margin was 10.6% for the first quarter 2004 compared with 7.8% in the first quarter 2003. Crane Supply sales in the first quarter 2004 increased 11% from the first quarter 2003 due to $3.6 million in favorable foreign currency translation, which offset volume shortfalls due to weather impacts on the construction industry across Canada. Operating profit improved 19% from the prior year first quarter due to strong margin and cost discipline. Resistoflex-Industrial sales and operating profit declined in the first quarter of 2004 as this business continued to suffer from weak demand in the chemical process industry.

Total segment backlog at March 31, 2004 was $164.0 million, an improvement of $23.8 million, or 17%, over the $140.2 million backlog at December 31, 2003.

Controls sales of $16.8 million increased 10% in the first quarter 2004 compared with sales of $15.2 million in the first quarter 2003. Operating profit more than doubled to $0.9 million from $0.4 million in the first quarter 2003. Sales and operating profit improvements were attributable to increased demand for air suspension valves and pressure and control valve orders into the hydraulics market at Barksdale and for products sold into the oil and gas exploration markets at Azonix. Backlog was $13.0 million as of March 31, 2004, a 7% improvement compared with $12.2 million at December 31, 2003.

Corporate expenses were $7.2 million in the first quarter 2004 compared with $7.4 million in the first quarter 2003.

Part I - Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Three Months Ended March 31, 2004

Financial Position Net debt totaled 29.9% of capital at March 31, 2004 compared with 24.4% at December 31, 2003.

Liquidity and Capital Resources

For the three months ended March 31, 2004, the Company used $2.1 million in cash flow for operating activities as compared to generating $22.6 million in the comparable three-month period of 2003. This use resulted mainly from increased working capital needs, primarily increased receivables in support of higher sales levels, and higher asbestos payments of $3.4 million. The Company invested $50.6 million for acquisitions and $23.5 million for the repurchase of 755,500 shares during the first quarter 2004. The Company paid $6.0 million in dividends to shareholders and invested $5.1 million in capital expenditures. The current ratio at March 31, 2004 and December 31, 2003 was 1.5 and 1.6, respectively. Working capital at March 31, 2004 and December 31, 2003 totaled $192.8 million and $243.2 million, respectively. The Company had unused credit lines of $317 million available at March 31, 2004.

On March 15, 2004 the Company redeemed its maturing $100 million 8.5% Notes with available cash on hand and proceeds from short-term borrowings. It is anticipated that these short-term borrowings will be repaid with operating free cash flow over the course of the year.

All long-term debt outstanding at March 31, 2004 was at fixed rates as follows; $100 million at 6.75% due 2006 and $200 million at 5.50% due 2013.

Part I - Financial Information

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2004, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The Company’s asbestos claims are discussed in note 6 to the financial statements and are incorporated herein by reference. There have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Part II - Other Information

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value)of shares that may yet be purchased under the plans or programs
January 1-31	180,000	$30.19	—	—
February 1–29	293,800	31.06	—	—
March 1–31	281,700	31.62	—	—

Total	755,500	$31.06	—	—

Item 4.	Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of shareholders was held on April 26, 2004.

B)	The following four Directors were elected to serve for three years until the Annual Meeting of 2007.

Ms. Karen E. Dykstra
Vote for	52,912,436
Vote withheld	933,171

Mr. Richard S. Forte
Vote for	52,149,848
Vote withheld	1,695,759

Mr. William E. Lipner
Vote for	52,833,475
Vote withheld	1,012,132

Mr. James L. L. Tullis
Vote for	52,820,430
Vote withheld	1,025,177

The following Directors’ terms of office continue following the Annual Meeting: E. Thayer Bigelow, Jr., Charles J. Queenan, Jr., Jean Gaulin, R.S. Evans, Eric C. Fast, Dorsey R. Gardner and Dwight C. Minton.

C)	The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2004.

Vote for	52,096,117
Vote against	1,392,868
Abstained	356,622

D)	The shareholders approved the 2004 Stock Incentive Plan.

Vote for	35,964,289
Vote against	12,622,417
Abstained	733,438
Non-votes	4,525,463

E)	The shareholders approved the Corporate EVA Incentive Compensation Plan.

Vote for	50,448,204
Vote against	2,589,042
Abstained	808,361

Part II - Other Information

Item 4.	Submission of Matters to a vote of Security Holders

F)	The shareholders rejected the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	5,282,297
Vote against	40,268,988
Abstained	3,768,859
Non-votes	4,525,463

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.1	Crane Co. 2004 Stock Incentive Plan (filed herewith as Exhibit 10.1).

10.2	Crane Co. Corporate EVA Incentive Compensation Plan (filed herewith as Exhibit 10.2).

10.3	Amendment dated April 23, 2004 to Agreement dated April 23, 2001 between Crane Co. and Robert S. Evans (filed herewith as Exhibit 10.3).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Form 8-K

On January 22, 2004, the Company filed a Form 8-K containing the 2003 fourth quarter earnings release as well as updated information with respect to the Company’s asbestos liability, including pending claims, settlement costs, defense costs and other information.

On March 3, 2004, the Company filed a Form 8-K containing information related to the temporary medical leave of absence of George S. Scimone, Vice President, Finance and Chief Financial Officer, for treatment of lymphoma. Eric C. Fast, President and Chief Executive Officer, has assumed the position of acting chief financial officer during Mr. Scimone’s absence.

On April 22, 2004, the Company filed a Form 8-K containing the 2004 first quarter earnings release as well as updated information with respect to the Company’s asbestos liability, including pending claims, settlement costs, defense costs and other information.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date April 30, 2004	By	/s/ Eric C. Fast

Eric. C. Fast President, Chief Executive Officer and Acting Chief Financial Officer

Date April 30, 2004	By	/s/ J. Atkinson Nano

J. Atkinson Nano Vice President, Controller

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

10.1	Crane Co. 2004 Stock Incentive Plan (filed herewith as Exhibit 10.1)

10.2	Crane Co. Corporate EVA Incentive Compensation Plan (filed herewith as Exhibit 10.2)

10.3	Amendment dated April 23, 2004 to Agreement dated April 23, 2001 between Crane Co. and Robert S. Evans (filed herewith as Exhibit 10.3).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.