Form 10-Q
period 2004-06-30
CRANE CO /DE/
filed 2004-08-02
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Registrant’s telephone number, including area code: (203-363-7300)

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 23, 2004

Common stock, $1.00 Par Value – 58,999,127 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$479,107	$405,973	$927,412	$782,443

Operating costs and expenses:
Cost of sales	324,348	274,357	630,274	531,631
Selling, general and
administrative	104,004	88,705	207,706	179,722

Operating profit	50,755	42,911	89,432	71,090

Other income (expense):
Interest income	167	309	389	498
Interest expense	(5,687)	(4,141)	(12,228)	(8,084)
Miscellaneous - net	37	(833)	(181)	(998)

	(5,483)	(4,665)	(12,020)	(8,584)

Income before income taxes	45,272	38,246	77,412	62,506
Provision for income taxes	14,034	12,239	23,998	20,002

Net income	$31,238	$26,007	$53,414	$42,504

Basic net income per share:
Net income	$0.53	$0.44	$0.90	$0.72

Diluted net income per share:
Net income	$0.52	$0.44	$0.89	$0.72

Average basic shares outstanding	59,214	59,287	59,395	59,349
Average diluted shares outstanding	60,042	59,394	60,240	59,437
Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current Assets
Cash and Cash Equivalents	$38,343	$142,518

Accounts Receivable	298,268	248,492

Inventories:
Finished goods	85,293	80,017
Finished parts and subassemblies	53,834	48,725
Work in process	46,011	33,057
Raw materials	77,866	73,632

	263,004	235,431

Other Current Assets	32,280	35,335

Total Current Assets	631,895	661,776

Property, Plant and Equipment:
Cost	768,499	765,269
Less accumulated depreciation	476,419	462,631

	292,080	302,638

Other Assets	247,494	254,398

Intangible Assets	69,762	56,725
Goodwill	568,157	536,239

Total Assets	$1,809,388	$1,811,776

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	June 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt	$8	$100,275
Loans payable	73,816	—
Accounts payable	146,094	116,885
Accrued liabilities	174,650	171,438
U.S. and foreign taxes on income	37,901	29,976

Total Current Liabilities	432,469	418,574

Long-Term Debt	296,266	295,861

Accrued Pension and Postretirement Benefits	39,508	39,742

Deferred Tax Liability	58,596	57,738

Other Liabilities	193,469	213,610

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued.	72,426	72,426
Capital surplus	108,076	108,095
Retained earnings	874,332	838,678
Accumulated other comprehensive income	45,605	51,034
Common stock held in treasury	(311,359)	(283,982)

Total Common Shareholders’ Equity	789,080	786,251

Total Liabilities and Shareholders’ Equity	$1,809,388	$1,811,776

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(13,433)	(12,750)

Common Stock Outstanding	58,993	59,676

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$53,414	$42,504
Income from joint venture	(1,668)	(1,535)
Depreciation and amortization	28,629	25,212
Deferred income taxes	(303)	(491)
Asbestos-related payments	(6,190)	(2,273)
Cash used for operating working capital	(37,106)	(5,757)
Other	(6,412)	(4,082)

Total provided from operating activities	30,364	53,578

Investing activities:
Capital expenditures	(10,902)	(13,090)
Payments for acquisitions	(50,630)	(168,818)
Proceeds from divestitures	—	1,600
Proceeds from disposition of capital assets	795	911

Total used for investing activities	(60,737)	(179,397)

Financing activities:
Equity:
Dividends paid	(11,868)	(11,874)
Settlement of shares-open market	(42,748)	(6,641)
Settlement of shares-stock incentive programs	(1,820)	(763)
Stock options exercised	11,000	1,310

Net equity	(45,436)	(17,968)
Debt:
Issuance of long-term debt	—	166,113
Repayments of long-term debt	(100,306)	(4,339)
Net increase (decrease) in short-term debt	72,552	(24,062)

Net debt	(27,754)	137,712

Total (used for) provided from financing activities	(73,190)	119,744
Effect of exchange rates on cash and cash equivalents	(612)	1,544

Decrease in cash and cash equivalents	(104,175)	(4,531)
Cash and cash equivalents at beginning of period	142,518	36,589

Cash and cash equivalents at end of period	$38,343	$32,058

Detail of Cash Provided from Operating Activities Working Capital:
Accounts receivable	$(46,135)	$(18,357)
Inventories	(17,380)	4,236
Other current assets	2,309	1,342
Accounts payable	22,747	5,739
Accrued liabilities	(6,632)	(771)
U.S. and foreign taxes on income	7,985	2,054

Total	$(37,106)	$(5,757)

Supplemental disclosure of cash flow information:
Interest paid	$14,820	$7,796
Income taxes paid	16,073	16,509

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

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Thousands)	2004	2003	2004	2003
Net Sales
Aerospace & Electronics	$126,436	$104,073	$245,713	$191,447
Engineered Materials	74,321	58,278	143,331	121,164
Merchandising Systems	42,591	39,869	82,041	77,475
Fluid Handling	217,890	187,812	421,778	361,280
Controls	17,945	16,015	34,698	31,225
Intersegment Elimination	(76)	(74)	(149)	(148)

Total	$479,107	$405,973	$927,412	$782,443

Operating Profit (Loss)
Aerospace & Electronics	23,927	$23,278	$44,148	$40,149
Engineered Materials	15,782	11,674	31,313	24,638
Merchandising Systems	3,121	1,322	3,595	(796)
Fluid Handling	14,923	13,697	23,649	21,122
Controls	1,237	986	2,127	1,383
Corporate	(8,235)	(8,046)	(15,400)	(15,406)

Total	$50,755	$42,911	$89,432	$71,090

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Stock-based employee compensation expense is not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month and six-month periods ended June 30, 2004 and 2003 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2004	2003	2004	2003
Net income as reported	$31,238	$26,007	$53,414	$42,504
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,056)	(1,196)	(1,892)	(2,371)

Pro forma	$30,182	$24,811	$51,522	$40,133

Net income per share — Basic:
As reported	$0.53	$0.44	$0.90	$0.72
Pro forma	0.51	0.42	0.87	0.68
Net income per share — Diluted:
As reported	$0.52	$0.44	$0.89	$0.72
Pro forma	0.50	0.42	0.86	0.68

3.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
(In Thousands)
Balance at beginning of year, net of accumulated amortization	$536,239	$410,356
Additions	30,990	118,025
Translation and other adjustments	928	7,858

Balance at end of year, net of accumulated amortization	$568,157	$536,239

Goodwill increased approximately $31 million during the six-month period ended June 30, 2004 primarily due to the acquisition of P.L. Porter Co. in January 2004.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Changes to intangible assets are as follows:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
(In Thousands)
Balance at beginning of year, net of accumulated amortization	$56,725	$46,093
Additions	16,260	13,845
Translation and other adjustments	1,585	4,198
Amortization expense	(4,808)	(7,411)

Balance at end of year, net of accumulated amortization	$69,762	$56,725

Intangible assets totaled $69.8 million, net of accumulated amortization of $41.8 million at June 30, 2004. Included within this amount is $12.2 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142.

A summary of intangible assets follows:

	June 30, 2004		December 31, 2003
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$78,854	$31,909	$74,366	$29,755
Drawings	10,825	5,178	10,225	4,240
Other	21,868	4,698	9,230	3,101

	$111,547	$41,785	$93,821	$37,096

Amortization expense for these intangible assets is expected to be approximately $7.7 million in 2005, $6.2 million in 2006, $5.6 million in 2007, $5.0 million in 2008 and $4.5 million in 2009.

4.	Acquisitions & Divestitures

In January 2004, the Company acquired P. L. Porter Co. (“Porter”) for a purchase price of $45 million. The fair value estimates of assets acquired and liabilities assumed will be finalized within one year from the transaction date. Porter is a leading manufacturer of motion control products for airline seating and is located in Woodland Hills, California. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Also in January 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc for a purchase price of $6 million. Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of the Fluid Handling Segment.

5.	Comprehensive Income

Total comprehensive income for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2004	2003	2004	2003
Net income	$31,238	$26,007	$53,414	$42,504
Foreign currency translation adjustments	(3,123)	19,867	(5,429)	25,036

Comprehensive income	$28,115	$45,874	$47,985	$67,540

6.	Asbestos Liability

As of June 30, 2004, the Company was a defendant, among a number of defendants, typically over 50 and frequently in the hundreds, in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. These filings generally do not provide meaningful information with respect to the alleged sources of the claimants’ asbestos exposure, and a significant proportion of such cases are typically dismissed for lack of credible product identification against the Company. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended	Three Months Ended		Six Months Ended June 30,
	December 31,	March 31,	June 30,
	2003	2004	2004	2004	2003
Beginning claims	54,038	68,606	71,881	68,606	54,038
New claims	19,115	3,769	4,022	7,791	13,195
Settlements	(3,883)	(237)	(252)	(489)	(3,328)
Dismissals	(664)	(257)	(223)	(480)	(254)

Ending claims	68,606	71,881	75,428	75,428	63,651

Of the 75,428 pending claims as of June 30, 2004, approximately 25,000 claims were pending in New York and approximately 32,000 claims were pending in Mississippi. A substantial majority of the New York claims have been placed on a deferred docket and are ineligible for trial on the merits without medical evidence of asbestos-related disease.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Generally, the Company has required evidence of exposure to asbestos-containing materials in products manufactured or sold by the Company, as well as medical evidence of asbestos-related disease, as a prerequisite to settling an asbestos claim. A significant proportion of the resolved claims against the Company have been dismissed without payment because these criteria are not satisfied. Despite this litigation posture, the Company has recognized that the number of asbestos claims pending against it continues to increase, and the settlement demands from asbestos claimants continue to escalate. The Company believes that federal legislation establishing a trust fund to compensate asbestos victims is the most appropriate solution to the asbestos litigation problem. The Company has been actively monitoring, studying and supporting developments in federal legislation during the past year and believes that there is a reasonable possibility that legislation will be passed in the current or next Congress. In addition, the Company continues to monitor and study the structured settlement transactions announced by certain other asbestos defendants. The Company continues to explore all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interest of the Company’s shareholders.

New asbestos claims filed in certain jurisdictions and the costs of defending and settling asbestos claims continued at somewhat higher levels in the second quarter of 2004. While the rate of new claims and settlement costs have varied significantly from quarter to quarter, if these higher rates continue it could have an adverse effect on the Company’s estimate of its asbestos liability.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the six months ended June 30, 2004 totaled $9.0 million and $11.9 million, respectively. The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangement with insurers amounted to $6.2 million in the six months ended June 30, 2004. Detailed below are the comparable amounts for the periods indicated.

	Year Ended Dec 31, 2003	Three Months Ended					Cumulative to date through June 30, 2004
		March 31, 2004	June 30, 2004	June 30, 2003	Six Months Ended June 30,
(In Millions)					2004	2003
Settlement costs (1)	$11.9	$4.1	$4.9	$2.0	$9.0	$3.8	$30.6
Defense costs (1)	9.2	5.5	6.4	3.8	11.9	4.5	34.2

Total costs	21.1	9.6	11.3	5.8	20.9	8.3	64.8
Pre-tax cash payments (2)	4.6	3.8	2.4	1.9	6.2	2.3	14.5

(1)	Before insurance recoveries and tax effects
(2)	Net of cost sharing arrangements with insurers

These amounts are not necessarily indicative of future period amounts, which may be higher or lower than those reported. It is not possible to forecast when the cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years. Payment uncertainty results from the significant proportion of unasserted claims included in the estimated asbestos liability as well as variability of timing and terms of settlements and insurance reimbursement. It is expected that cash payments will increase in proportion to increases the Company has experienced in overall claim activity and settlement and defense costs. In addition, there will be periods during which cash payments increase because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage, and, consequently, the timing and amount of insurance reimbursement will vary.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The liability recorded for asbestos claims constitutes management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007. For claims that will be filed beyond 2007, management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims, or the cost to resolve them and, accordingly, no accrual has been recorded for any costs which may be incurred beyond 2007. A long-term liability was recorded to cover the estimated cost of asbestos claims through 2007 and a long-term asset was recorded representing the probable insurance reimbursement for such claims (approximately 40 percent of settlement and defense costs). The Company’s liability for asbestos-related claims before insurance recoveries, which is included in other liabilities, was $182 million and $193 million at June 30, 2004 and December 31, 2003, respectively, or $109 million and $116 million, respectively, after probable insurance recoveries. At June 30, 2004 and December 31, 2003 approximately 50% and 60%, respectively, of the asbestos liability represented the estimated cost of unasserted claims against the Company.

The Company’s asbestos liability is based on its estimated cost of pending claims plus unasserted claims through 2007. In determining this estimate, both average annual incremental claims and costs per claim are significant assumptions. Costs per claim vary depending on a number of factors, including the nature of the alleged exposure, the injury alleged and the jurisdiction where the claim was filed. As these factors vary among different jurisdictions, the Company’s estimate of the liability is a composite of estimates for certain jurisdictions which are then aggregated together, and it is not practicable to project a single average cost per claim for all pending claims. The estimated liability for New York claims includes a substantial discounting of such claims due to the deferred docket noted above. This discount rate is significantly higher than the dismissal rate applied to substantially all other jurisdictions. The gross estimated cost of projected asbestos claims is reduced by approximately 40% representing the Company’s probable insurance recovery. In 2002, as a result of dramatic increases in annual incremental claims and claim costs, management changed the basis for these assumptions to an analysis of the past few years of experience as compared to the long-term historical averages previously used, which thereby increased the aggregate estimated liability. In 2003, the Company reviewed its estimate in light of a number of factors and developments including the New York deferred docket referred to above, the substantial reduction in new claims filed in Mississippi and New York, the increase in new claims filed in other jurisdictions, the proportion of claims dismissed for lack of product identification and the increasing settlement demands from claimants. Future projections of these trends are inherently uncertain, and while the Company believes its current estimate of the asbestos liability is a reasonable judgment, there can be no assurance about future developments.

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

The Company has determined it probable that approximately 40% of the estimated gross liability will be paid by the Company’s insurers. This determination was made after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and consulting with legal counsel. This insurance receivable is included in other assets.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a structured settlement transaction could also change the estimated liability.

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions used to derive these amounts and the process of making the estimate. These uncertainties may result in the Company incurring future charges to operations to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs continues or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, amounts recorded for the liability under generally accepted accounting principles are not discounted, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

7.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
(In Thousands)
Service cost	$3,878	$3,293	$40	$38	$7,756	$6,586	$80	$76
Interest cost	7,360	6,632	249	312	14,720	13,264	498	624
Expected rate of return on plan assets	(8,893)	(8,525)	—	—	(17,786)	(17,050)	—	—
Amortization of prior service cost	202	192	(21)	(21)	404	384	(42)	(42)
Amortization of net (gain) loss	(64)	43	(43)	(187)	(128)	86	(86)	(374)

Net periodic cost	$2,483	$1,635	$225	$142	$4,966	$3,270	$450	$284

The Company expects, based on current actuarial calculations, to contribute cash of $4 million to its defined benefit plans and $2 million to its other postretirement benefit plans in 2004. Through the first six months of 2004 the Company has contributed $.6 million to its defined benefit plans. The Company contributed cash of $3.2 million to its defined benefit plans and $3.5 million to its other post-retirement benefits plans in 2003.

Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

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

Results from Operations

Second quarter of 2004 compared to second quarter of 2003

Second quarter 2004 net income increased to $31.2 million, or $.52 per share, compared with net income of $26.0 million, or $.44 per share, reported in the second quarter 2003.

Sales increased $73.1 million, or 18%, in the second quarter 2004 to $479.1 million compared with $406 million in the second quarter 2003. The $73.1 million sales increase included incremental sales of $35.6 million from acquisitions, $28.1 million from core business growth and $9.4 million from favorable foreign currency translation. Operating profit increased 18% in the second quarter 2004 to $50.8 million compared with $42.9 million in the second quarter 2003. The $7.9 million operating profit increase reflected performance improvement across all segments (but not all businesses) and included $3.0 million of incremental profit from acquisitions. While operating profit margin remained at 10.6% for the second quarter 2004 compared with the second quarter 2003, there was sequential margin improvement from the first quarter 2004 across all segments except Engineered Materials, which continued achieving strong margins of 21.2% (vs. 22.5% in the first quarter 2004).

Net sales from domestic businesses were 69% and 70% of the second quarter total net sales in 2004 and 2003, respectively. Operating profit from domestic businesses was 80% and 77% of the second quarter total operating profit for 2004 and 2003. Operating profit margins in the second quarter for domestic businesses were 12.4% in 2004 compared with 11.7% in 2003 principally due to continued improvements in volume in the Company’s higher-margin Engineered Materials Segment and acquisitions in the Aerospace & Electronics Segment. Operating profit margins in the second quarter for non-U.S. businesses were 6.6% in 2004 versus 8.0% in 2003 reflecting weakness in the Fluid Handling Segment.

Market Conditions

Market conditions continued to be favorable for many of our businesses during the quarter. In particular, the Aerospace & Electronics Segment experienced increased demand from commercial original equipment manufacturers (“OEMs”) and the Engineered Materials Segment continued to see strong demand for fiberglass-reinforced panels from the recreational vehicle (“RV”) and truck trailer market. The performance in certain Fluid Handling businesses continued to be below expectations, as certain end market demand conditions have begun to improve, while higher raw material costs and supply chain disruptions impacted margins.

Segment Results

All comparisons below reference the second quarter 2004 versus the second quarter 2003 (“prior year”), unless otherwise specified.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aerospace & Electronics

	Second Quarter
(dollars in millions)	2004	2003	Change
Sales	$126.4	$104.1	$22.3	22%
Operating Profit	$23.9	$23.3	$.6	3%
Profit Margin	18.9%	22.4%

Second quarter 2004 sales included $18.3 million of incremental sales from P.L. Porter, acquired in late January 2004, and Signal Technology Corporation (“STC”), acquired in May 2003. Excluding the impact of these acquisitions, sales increased $4.0 million, or 4%, reflecting improved OEM demand particularly for regional and business jets. Operating margins were lower as a result of the Electronics Group representing a higher proportion of the sales, higher engineering spending on new programs and reduced aerospace aftermarket volume.

Aerospace Group sales of $77.4 million increased $12.3 million, or 19%, from $65.1 million in the prior year. The primary drivers of the sales increase were $8.9 million of sales from the P.L. Porter acquisition, increased aircraft delivery rates to commercial OEMs and stronger military demand. Second quarter operating profit was flat compared with the prior year, reflecting decreased aftermarket sales related to older platforms, higher engineering spending on new programs and continued customer price pressures.

Electronics Group sales of $49.0 million increased $10.0 million, or 26%, from $39.0 million in the prior year. STC provided incremental sales of $9.4 million, accounting for the majority of the sales increase, while disruption from a plant closure and the receipt of power orders late in the quarter negatively impacted shipments. Operating profit increased 11%.

Engineered Materials

	Second Quarter
(dollars in millions)	2004	2003	Change
Sales	$74.3	$58.3	$16.0	27%
Operating Profit	$15.8	$11.7	$4.1	35%
Profit Margin	21.2%	20.0%

Second quarter 2004 results reflect continued strong demand for fiberglass-reinforced panels with each of the company’s markets experiencing increased sales. The RV and truck trailer markets were particularly strong. Operating profit grew 35% and margins improved from the prior year on increased volume and favorable product mix, which offset the impact of higher resin costs.

Merchandising Systems

	Second Quarter
(dollars in millions)	2004	2003	Change
Sales	$42.6	$39.9	$2.7	7%
Operating Profit	$3.1	$1.3	$1.8	136%
Profit Margin	7.3%	3.3%

Modest sales increases were mostly due to $1.8 million of favorable foreign currency translation and slight improvement in both vending machine and coin changing equipment demand in Europe, offsetting continued weak demand for vending machines in North America. Operating profit was more than double the prior year, reflecting improved operating leverage from prior year headcount reduction efforts. Sales and operating profit improvements were shared evenly between Crane Merchandising Systems (“CMS”) and National Rejectors (“NRI”).

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fluid Handling

	Second Quarter
(dollars in millions)	2004	2003	Change
Sales	$217.9	$187.8	$30.1	16%
Operating Profit	$14.9	$13.7	$1.2	9%
Profit Margin	6.8%	7.3%

The total segment second quarter sales increase includes $17.4 million from combined incremental sales of the Hattersley brand acquired in January 2004 and the pipe coupling and fittings businesses acquired from Etex in June 2003 and $6.7 million from favorable foreign currency translation. Modest operating profit improvement was evenly split between incremental contributions from the noted acquisitions and existing operations. Higher raw material costs and supply chain disruptions impacted margins.

Valve Group sales of $115.9 million increased $3.9 million, or 4%, from $112.0 million in the prior year. Excluding favorable foreign currency translation of $3.8 million, sales were flat from mixed performance across the businesses. Economic recovery continues to be variable across the many end markets for this group. On the flat sales, operating profit declined 7% from the prior year, reflecting the impact of higher raw material costs and supply chain disruptions, which offset benefits from prior year cost reduction initiatives.

Crane Ltd. sales of $28.6 million more than doubled from $11.0 million in the prior year. The acquisitions of the Hattersley valve brand in January 2004 and the pipe coupling and fittings businesses acquired from Etex in June 2003 provided incremental sales of $17.4 million, while sales were weak within the traditional Crane valve and fittings business which continued to experience a difficult competitive market. Operating profit was slightly higher than the prior year, as incremental profit from the acquisitions offset lower results of the traditional valve and fittings business.

Crane Pumps & Systems sales of $27.7 million increased $3.3 million, or 13%, compared with the prior year on increased customer demand for decorative water pumps and increased government sales. Operating profit margin was even at 14%, as higher volume and increased factory utilization offset higher raw material costs.

Crane Supply sales of $33.6 million increased $6.0 million, or 22%, compared with the prior year from improved industrial maintenance, repair and overhaul (“MRO”), commercial construction, petrochemical and mining industry demand across Canada. Operating profit margin remained in the 8-9% level.

Resistoflex-Industrial sales of $10.2 million declined $1.5 million from the prior year. Operating profit increased 29% from the absence of prior year one-time costs for plant consolidations and from this business leveraging its lower cost structure. Operating profit margin improved to slightly above 10%.

Controls

	Second Quarter
(dollars in millions)	2004	2003	Change
Sales	$17.9	$16.0	$1.9	12%
Operating Profit	$1.2	$1.0	$.2	26%
Profit Margin	6.9%	6.2%

Sales and operating profit improvements were attributable to increased sales volume across most product lines sold to truck manufacturers at Barksdale and for products sold into the oil and gas exploration markets at Azonix.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results from Operations

Year-to-date period ended June 30, 2004 compared to year-to-date period ended June 30, 2003

Year-to-date 2004 net income increased to $53.4 million, or $.89 per share, compared with net income of $42.5 million, or $.72 per share, reported in the same period of 2003.

Year-to-date sales increased $145 million, or 19%, in 2004 to $927.4 million compared with $782.4 million in the same period of 2003. The $145 million sales increase included incremental sales of $77.6 million from acquisitions, $42.8 million from core business growth and $25.5 million from favorable foreign currency translation. Year-to-date operating profit increased 26% to $89.4 million compared with $71.1 million in the same period of 2003. The $18.3 million operating profit increase reflected performance improvement across all segments and included $7.7 million of incremental profit from acquisitions. Year-to-date operating profit margin improved to 9.6% from 9.1% in the same period of 2003.

Net sales from domestic businesses were approximately 70% of total net sales for both of the six-month periods in 2004 and 2003. Operating profit from domestic businesses was 82% and 80% of total operating profit for the six-month periods in 2003 and 2002, respectively. Year-to-date operating profit margins for domestic businesses were 11.6% in the six months ended June 30, 2004 compared with 10.4% in the same six-month period of 2003 principally due to continued strong results in the Company’s higher-margin Engineered Materials Segment and the acquisitions in the Aerospace & Electronics Segment. Year-to-date operating profit margins for non-US businesses were 5.5% in the six months ended June 30, 2004 versus 6.0% in the same six-month period of 2003 principally reflecting weakness in the Fluid Handling Segment.

Order backlog at June 30, 2004 totaled $565.9 million, an 8% improvement from backlog of $525.7 million at March 31, 2004, with increases in the Aerospace & Electronics and Fluid Handling Segments.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2004 versus the year-to-date period ended June 30, 2003 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date
(dollars in millions)	2004	2003	Change
Sales	$245.7	$191.4	$54.3	28%
Operating Profit	$44.1	$40.1	$4.0	10%
Profit Margin	18.0%	21.0%

Year-to-date sales and operating profit included $42.1 million and $5.5 million, respectively, of incremental impacts from P.L. Porter, acquired in late January 2004, and STC, acquired in May 2003. Excluding the impact of these acquisitions, sales increased $12.2 million, or 6%, while operating profit declined $1.5 million reflecting lower commercial aftermarket sales related to older platforms, market pricing pressure, higher engineering spending on new programs and lower margins in the recently acquired businesses partly offset by improved lower margin OEM demand.

Aerospace Group sales of $150.5 million increased $23.2 million, or 18%, from $127.3 million in the prior year. The primary drivers of the sales increase were $15.7 million of sales from the P.L. Porter acquisition, increased commercial OEM shipments and stronger military OEM demand. Operating profit was flat as compared with the prior year as the incremental profit from P.L. Porter was offset by unfavorable product mix resulting from weaker aftermarket sales, higher engineering spending and continued customer pricing pressures.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Electronics Group sales of $95.2 million increased $31.1 million, or 49%, while operating profit increased 39% compared with the prior year. The incremental business from the May 2003 acquisition of STC was the major factor for this improved performance.

The Aerospace & Electronics Segment backlog was $353.1 million at June 30, 2004, a $33.1 million, or 10%, improvement compared with $320.0 million at March 31, 2004.

Engineered Materials

	Year-to-Date
(dollars in millions)	2004	2003	Change
Sales	$143.3	$121.2	$22.1	18%
Operating Profit	$31.3	$24.6	$6.7	27%
Profit Margin	21.8%	20.3%

Year-to-date 2004 results reflect continued strong demand for fiberglass-reinforced panels in both the RV and truck trailer markets. Operating profit grew 27% and margins improved from the prior year on increased volume and favorable product mix which offset the impact of higher resin costs. Backlog at June 30, 2004 was $16.2 million, a decrease of $1.4 million, or 8%, over the backlog of $17.6 million at March 31, 2004.

Merchandising Systems

	Year-to-Date
(dollars in millions)	2004	2003	Change
Sales	$82.0	$77.5	$4.5	6%
Operating Profit (Loss)	$3.6	$(.8)	$4.4	552%
Profit Margin	4.4%	(1.0)%

The sales increase was due in large part to $4.1 million of favorable foreign currency translation and improvement in both vending machine and coin changing equipment demand in Europe, offsetting continued weak demand for vending machines in North America. Operating profit increased significantly from the prior year, reflecting $1.6 million in lower severance costs in the European coin changer business and benefits realized from prior year workforce reductions. CMS operating profit was slightly higher than the prior year due to favorable sales mix and benefits from cost reduction programs. NRI continued to experience operating losses in 2004, although significantly less than in the prior year, reflecting continued efforts to right-size the business. Backlog at June 30, 2004 was $11 million, a decrease of $.2 million, or 2%, over the backlog of $11.2 million at March 31, 2004.

Fluid Handling

	Year-to-Date
(dollars in millions)	2004	2003	Change
Sales	$421.8	$361.3	$60.5	17%
Operating Profit	$23.6	$21.1	$2.5	12%
Profit Margin	5.6%	5.8%

The year-to-date sales increase includes $35.5 million from combined incremental sales of the Hattersley brand, acquired in January 2004, and the pipe coupling and fittings businesses acquired from Etex in June 2003 and $19.0 million from favorable foreign currency translation. Acquisitions accounted for the majority of the $2.5 million increase in operating profit.

Valve Group sales of $229.2 million increased $14.4 million, or 7%, from $214.8 million in the prior year. Excluding favorable foreign currency translation of $10.7 million, sales increased 2%. Operating profit was flat compared with the prior year, as the benefits from cost reduction initiatives were offset by the impacts of a continued weak marine market and higher raw material costs.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crane Ltd. sales of $57 million increased $34 million compared with $23 million in the prior year, as a result of acquisitions. Sales were flat within the traditional Crane valve and fittings business which continues to experience difficult end markets. Operating profit was 37% higher than the prior year, as incremental profit from acquisitions offset lower results from the traditional valve and fittings business.

Crane Pumps & Systems sales of $50.1 million increased $4.4 million, or 10%, compared with the prior year on increased customer demand from decorative water, residential and government markets. Operating profit margin increased to 12.7% from 11.2%, as the impact of increased volume and factory utilization efficiencies offset higher raw material costs.

Crane Supply sales of $61.2 million increased $8.8 million, or 17%, compared with the prior year, reflecting improved end market conditions throughout Canada, particularly the MRO, commercial construction, petrochemical and mining industries. Operating profit margin remained in the 8-9% level.

Resistoflex-Industrial sales of $19.6 million declined $2.5 million from the prior year. Operating profit decreased 26% as this business suffered from weak demand in the chemical process industry. Operating profit margin fell to 5% compared to 6% in the prior year.

The Fluid Handling Segment backlog was $172.1 million at June 30, 2004, an $8.1 million, or 5%, improvement compared with $164.0 million at March 31, 2004.

Controls

	Year-to-Date
(dollars in millions)	2004	2003	Change
Sales	$34.7	$31.2	$3.5	11%
Operating Profit	$2.1	$1.4	$.7	54%
Profit Margin	6.1%	4.4%

Sales and operating profit improvements were attributable to increased sales volume across most product lines sold to truck manufacturers at Barksdale and for products sold into the oil and gas exploration markets at Azonix. Backlog at June 30, 2004 was $13.5 million, an increase of $.5 million, or 4%, over the backlog of $13 million at March 31, 2004.

Financial Position

Net debt totaled 29.6% of capital at June 30, 2004 compared with 24.4% at December 31, 2003.

Liquidity and Capital Resources

For the six months ended June 30, 2004, the Company generated $30.4 million in cash flow from operating activities compared with $53.6 million in the comparable six-month period of 2003. The Company invested $50.6 million for acquisitions and $42.8 million for the repurchase of approximately 1.4 million shares during the first six months of 2004. The Company paid $11.9 million in dividends to shareholders and invested $10.9 million in capital expenditures. The current ratio at June 30, 2004 and December 31, 2003 was 1.5 and 1.6, respectively. Working capital at June 30, 2004 and December 31, 2003 totaled $199.4 million and $243.2 million, respectively. The Company had unused credit lines of $327.5 million available at June 30, 2004.

All long-term debt outstanding at June 30, 2004 was at fixed rates as follows: $100 million at 6.75% due 2006 and $200 million at 5.50% due 2013.

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

As previously disclosed, the Company’s Chief Executive Officer, Eric C. Fast, is serving as Acting Chief Financial Officer during the medical leave of absence of George S. Scimone, Vice President, Finance and Chief Financial Officer.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2004, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims are discussed in note 6 to the financial statements and are incorporated herein by reference.

On July 8, 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against Crane Co. and its subsidiary UniDynamics/Phoenix, Inc. (“UPI”) in the U.S. District Court for the District of Arizona. The government’s action seeks reimbursement for approximately $2.8 million in costs allegedly incurred by the U.S. Environmental Protection Agency (“EPA”) at a Superfund site which is partially owned by UPI, and at which Crane Co. has been conducting environmental investigation, monitoring and clean-up activities since 1985. The government’s action also seeks an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding Crane Co.’s and UPI’s liabilities; and both civil penalties and punitive damages.

The government’s suit relates to a former UPI site in Goodyear, Arizona (the “Site”), at which explosive and pyrotechnic compounds, including components for critical military programs, were manufactured for the U.S. government from 1962 to 1993, under contracts with the Department of Defense and certain of its prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990 the Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. A groundwater extraction and treatment system has been in operation at the Site since 1994, and a soil vapor extraction system was in operation from 1994 to 1998. According to the EPA, the on-site groundwater treatment facility and soil vapor extraction system have removed approximately 36,000 pounds of trichloroethylene from the soil and groundwater at the Site.

In 2001, perchlorate was detected in the groundwater under the Site, and the EPA has asked the Company to perform additional studies of both the groundwater and the soil. The Company has undertaken additional work in these areas and is currently engaged in discussions with the EPA regarding the scope of work for future investigation and clean-up activities at the Site; however, the Company cannot predict when agreement on those issues will be concluded.

Part II – Other Information

Item 1. Legal Proceedings

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $25 million since 1985. In November 2003, the Company and UPI brought suit under Section §113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution of a portion of these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the government also seeks a declaratory judgment regarding the government’s obligation to pay future costs. Although the Company has been in discussions with the government concerning these claims, the government to date has been unwilling to commit to paying any contribution to clean-up costs at the Site. In 2003 the EPA submitted to the Company a claim for approximately $2.8 million in costs allegedly incurred at the Site, and the Company has requested and is reviewing the EPA’s supporting documentation of these costs.

The Company has instructed its attorneys to continue to vigorously pursue the Company’s claim against the government, and to defend the counter-suit by the Department of Justice, with the objective of reaching a fair and reasonable allocation of liability for past and future costs in the context of a prudent and scientifically sound plan for the further investigation and clean-up of the Site. The Company does not believe that the ultimate liability for costs to be incurred in connection with the Site will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

There have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Part II – Other Information

Item 2. Changes in Securities. Use of Proceeds and Issuer Purchases of Equity Securities

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	128,200	$31.61	—	—
May 1-31	337,100	$29.96	—	—
June 1-30	167,300	$30.67	—	—

Total	632,600	$30.48	—	—

Part II – Other Information

Item 4. Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of shareholders was held on April 26, 2004.

B)	The following four Directors were elected to serve for three years until the Annual Meeting of 2007:

Ms. Karen E. Dykstra
Vote for	52,912,436
Vote withheld	933,171

Mr. Richard S. Forté
Vote for	52,149,848
Vote withheld	1,695,759

Mr. William E. Lipner
Vote for	52,833,475
Vote withheld	1,012,132

Mr. James L. L. Tullis
Vote for	52,820,430
Vote withheld	1,025,177

The following Directors’ terms of office continue following the Annual Meeting: E. Thayer Bigelow, Jr., Charles J. Queenan, Jr., Jean Gaulin, R. S. Evans, Eric C. Fast, Dorsey R. Gardner and Dwight C. Minton.

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

Part II – Other Information

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

On July 22, 2004, the Company filed a Form 8-K containing the 2004 second quarter earnings release as well as updated information as discussed in the Company’s previously filed reports with respect to contingencies.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date August 2, 2004	By	/s/ Eric C. Fast
Eric C. Fast
President, Chief
Executive Officer and
Acting Chief Financial Officer

Date August 2, 2004	By	/s/ J. Atkinson Nano
J. Atkinson Nano
Vice President, Controller

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended on May 25, 1999 (Incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	By-Laws, as amended on January 24, 2000 (Incorporated by reference to Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.