Form 10-Q
period 2004-09-30
CRANE CO /DE/
filed 2004-11-09
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Registrant’s telephone number, including area code: 203-363-7300

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 25, 2004

Common stock, $1.00 Par Value – 59,053,387 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$477,320	$425,291	$1,404,732	$1,207,734
Operating costs and expenses:
Cost of sales	687,863 *	288,949	1,318,137 *	820,580
Selling, general and administrative	100,639	91,572	308,345	271,295

Operating (loss) profit	(311,182)	44,770	(221,750)	115,859

Other income (expense):
Interest income	855	226	1,244	725
Interest expense	(5,819)	(4,916)	(18,047)	(13,000)
Miscellaneous - net	118	(212)	(63)	(1,210)

	(4,846)	(4,902)	(16,866)	(13,485)
(Loss) income before income taxes	(316,028)	39,868	(238,616)	102,374
(Benefit) provision for income taxes	(110,822)	11,734	(86,824)	31,736

Net (loss) income	$(205,206)	$28,134	$(151,792)	$70,638

Basic & diluted net (loss) income per share:
Net (loss) income	$(3.48)	$0.47	$(2.56)	$1.19

Average basic shares outstanding	59,004	59,305	59,279	59,338
Average diluted shares outstanding	59,004	59,723	59,279	59,542
Dividends per share	$0.10	$0.10	$0.30	$0.30

See Notes to Consolidated Financial Statements

*	Includes the third quarter 2004 pre-tax charges for asbestos ($321.8 million) and environmental ($40 million) liabilities.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets
Cash and Cash Equivalents	$32,199	$142,518

Accounts Receivable	293,678	248,492

Inventories:
Finished goods	88,614	80,017
Finished parts and subassemblies	56,787	48,725
Work in process	51,709	33,057
Raw materials	81,572	73,632

	278,682	235,431
Other Current Assets	150,195	35,335

Total Current Assets	754,754	661,776

Property, Plant and Equipment:
Cost	773,602	765,269
Less accumulated depreciation	486,262	462,631

	287,340	302,638

Other Assets	359,433	254,398

Intangible Assets	66,842	56,725
Goodwill	569,559	536,239

Total Assets	$2,037,928	$1,811,776

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2004	December 31, 2003
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt	$8	$100,275
Loans payable	44,100	—
Accounts payable	146,606	116,885
Accrued liabilities	509,757	171,438
U.S. and foreign taxes on income	48,814	29,976

Total Current Liabilities	749,285	418,574

Long-Term Debt	296,400	295,861

Accrued Pension and Postretirement Benefits	39,427	39,742

Deferred Tax Liability	58,952	57,738

Other Liabilities	308,484	213,610

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued.	72,426	72,426
Capital surplus	108,076	108,095
Retained earnings	664,457	838,678
Accumulated other comprehensive income	51,431	51,034
Common stock held in treasury	(311,010)	(283,982)

Total Common Shareholders’ Equity	585,380	786,251
Total Liabilities and Shareholders’ Equity	$2,037,928	$1,811,776

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(13,412)	(12,750)

Common Stock Outstanding	59,014	59,676

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net (loss) income	$(151,792)	$70,638
Asbestos and environmental charges - net of tax and insurance	238,384	—
Income from joint venture	(2,728)	(2,318)
Depreciation and amortization	41,984	38,697
Deferred income taxes	166	(581)
Asbestos-related payments	(18,336)	(6,247)
Cash used for operating working capital	(39,049)	(5,819)
Other	(4,256)	(2,937)

Total provided from operating activities	64,373	91,433

Investing activities:
Capital expenditures	(15,652)	(20,473)
Payments for acquisitions	(49,957)	(168,818)
Proceeds from divestitures	—	1,600
Proceeds from disposition of capital assets	906	3,676

Total used for investing activities	(64,703)	(184,015)

Financing activities:
Equity:
Dividends paid	(17,768)	(17,804)
Settlement of shares-open market	(42,748)	(6,641)
Settlement of shares-stock incentive programs	(1,821)	(1,099)
Stock options exercised	11,457	2,665

Net equity	(50,880)	(22,879)
Debt:
Issuance of long-term debt	0	201,113
Repayments of long-term debt	(100,152)	(5,886)
Net increase (decrease) in short-term debt	41,165	(47,940)

Net debt	(58,987)	147,287

Total (used for) provided from financing activities	(109,867)	124,408
Effect of exchange rates on cash and cash equivalents	(122)	2,039

(Decrease) increase in cash and cash equivalents	(110,319)	33,865
Cash and cash equivalents at beginning of period	142,518	36,589

Cash and cash equivalents at end of period	$32,199	$70,454

Detail of Cash Provided from Operating Activities Working Capital:
Accounts receivable	$(39,782)	$(15,379)
Inventories	(30,193)	8,894
Other current assets	(295)	(1,348)
Accounts payable	22,790	1,273
Accrued liabilities	(10,376)	(3,486)
U.S. and foreign taxes on income	18,807	4,227

Total	$(39,049)	$(5,819)

Supplemental disclosure of cash flow information:
Interest paid	$21,704	$12,613
Income taxes paid	22,910	25,155

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

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Thousands)	2004	2003	2004	2003
Net Sales
Aerospace & Electronics	$127,144	$110,778	$372,857	$302,224
Engineered Materials	69,913	64,317	213,244	185,481
Merchandising Systems	44,078	40,396	126,119	117,872
Fluid Handling	217,652	194,101	639,430	555,381
Controls	18,737	15,766	53,435	46,991
Intersegment Elimination	(204)	(67)	(353)	(215)

Total	$477,320	$425,291	$1,404,732	$1,207,734

Operating Profit (Loss)
Aerospace & Electronics	$23,574	$22,655	$67,722	$62,804
Engineered Materials	13,283	13,295	44,596	37,933
Merchandising Systems	4,170	2,064	7,765	1,269
Fluid Handling	15,844	11,444	39,493	32,566
Controls	1,688	1,136	3,815	2,519
Corporate *	(369,741)	(5,824)	(385,141)	(21,232)

Total	$(311,182)	$44,770	$(221,750)	$115,859

*	Included within Corporate are non-cash charges recorded in the third quarter 2004 for the comprehensive settlement of asbestos claims reached with attorneys for present and future claimants and an agreement reached with the Environmental Protection Agency on the scope of work for further investigation and remediation for the Company’s Goodyear, Arizona Superfund site (see notes 6 and 7). The third quarter 2004 pre-tax asbestos charge was $321.8 million, or $3.60 per share, while the pre-tax environmental charge was $40 million, or $.44 per share.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Stock-based employee compensation expense is not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month and nine-month periods ended September 30, 2004 and 2003 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2004	2003	2004	2003
Net (loss) income as reported	$(205,206)	$28,134	$(151,792)	$70,638
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,239)	(1,167)	(3,131)	(3,538)

Pro forma	$(206,445)	$26,967	$(154,923)	$67,100

Net (loss) income per share — Basic and diluted:
As reported	$(3.48)	$0.47	$(2.56)	$1.19
Pro forma	(3.50)	0.45	(2.61)	1.13

3.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
(In Thousands)
Balance at beginning of year, net of accumulated amortization	$536,239	$410,356
Additions	30,441	118,025
Translation and other adjustments	2,879	7,858

Balance at end of year, net of accumulated amortization	$569,559	$536,239

Goodwill increased approximately $31 million during the nine-month period ended September 30, 2004 primarily due to the acquisition of P.L. Porter Co. in January 2004.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Changes to intangible assets are as follows:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
(In Thousands)
Balance at beginning of year, net of accumulated amortization	$56,725	$46,093
Additions	15,145	13,845
Translation and other adjustments	2,037	4,198
Amortization expense	(7,065)	(7,411)

Balance at end of year, net of accumulated amortization	$66,842	$56,725

Intangible assets totaled $66.8 million, net of accumulated amortization of $43.8 million at September 30, 2004. Included within this amount is $12.2 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142, Goodwill and Other Intangible Assets.

A summary of intangible assets follows:

	September 30, 2004		December 31, 2003
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$83,349	$32,962	$74,366	$29,755
Drawings	10,825	5,554	10,225	4,240
Other	16,463	5,279	9,230	3,101

	$110,637	$43,795	$93,821	$37,096

Amortization expense for these intangible assets is expected to be approximately $7.8 million in 2005, $6.3 million in 2006, $5.7 million in 2007, $5.1 million in 2008 and $4.6 million in 2009.

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

Also in January 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc, for a purchase price of $6 million. Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of the Fluid Handling Segment.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

5.	Comprehensive Income

Total comprehensive income for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2004	2003	2004	2003
Net (loss) income	$(205,206)	$28,134	$(151,792)	$70,638
Foreign currency translation adjustments	5,826	3,322	397	28,358

Comprehensive (loss) income	$(199,380)	$31,456	$(151,395)	$98,996

6.	Asbestos Liability

Agreement in Principle to Settle Asbestos Liability

The Company reached an agreement in principle with attorneys representing a majority of persons with current asbestos-related personal injury claims against the Company (the “Current Claimants”) and an independent representative of potential future claimants with potential asbestos-related personal injury claims against the Company (the “Future Claimants”) to resolve all current and future asbestos-related personal injury claims against the Company. The comprehensive asbestos settlement will have two components: first, a trust to pay settlements of asbestos claims by Current Claimants; and second, a trust to pay settlements of claims by Future Claimants, which will be structured and implemented pursuant to Section 524(g) of the U.S. Bankruptcy Code.

Settlement of Current Claims

On October 21, 2004, MCC Holdings, Inc., an indirect wholly owned subsidiary of the Company formerly known as Mark Controls Corporation (“MCC”), entered into a Master Settlement Agreement with representatives of a majority of Current Claimants who were diagnosed with asbestos-related personal injuries prior to June 9, 2004. At the same time, MCC and the representatives of Current Claimants entered into an MCC Settlement Trust Agreement, which provides for a $280 million trust (the “MCC Settlement Trust”) to be funded and administered to pay asbestos-related personal injury claims settled under the Master Settlement Agreement. Under the terms of the Master Settlement Agreement, eligible Current Claimants with malignant conditions and severe asbestosis who meet all criteria to qualify for payment, all as set forth in the Master Settlement Agreement, are entitled to receive up to ninety percent (90%) of the value of their agreed settlement amount from the MCC Settlement Trust and retain a claim against MCC for the unpaid balance. Eligible qualified Current Claimants with conditions other than those set forth above are entitled to receive up to $1,000 per claim. Any remaining unpaid balance of the agreed settlement amount will be payable by the Post-Petition Trust (as defined below). MCC may terminate the Master Settlement Agreement if it determines on or before February 22, 2005 that an insufficient number of Current Claimants have agreed to become parties to the settlement or if there is a material change in the case law regarding Section 524(g) trusts. See the section entitled “Settlement of Future Claims” for more information on the Post-Petition Trust.

Pursuant to the MCC Settlement Trust Agreement, the MCC Settlement Trust is to be funded by:

•	A cash contribution from MCC in the amount of $10 million, which was made on October 21, 2004; and

•	A demand note from the Company. in the principal amount of $270 million with interest at the rate of 1.77 percent per annum, which will not be eligible to be drawn upon before February 23, 2005.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Settlement of Future Claims

In connection with the Master Settlement Agreement, the Company and MCC reached an agreement in principle with representatives of the Current Claimants and with a representative of the Future Claimant on a proposed “pre-packaged” filing of a plan of reorganization for MCC and the Company’s U.S. fluid handling subsidiaries under Chapter 11 of the Bankruptcy Code (the “Plan”), which is anticipated to occur in March 2005.

The Plan will provide for the creation of a separate $230 million trust (the “Post-Petition Trust”) in addition to the MCC Settlement Trust. Under the Plan, all asbestos claims of Future Claimants against the Company and its subsidiaries, including the unpaid portion of claims by Current Claimants, will be channeled to the Post-Petition Trust. The Plan contemplates that the Bankruptcy Court will issue a channeling injunction under Section 524(g) of the Bankruptcy Code in connection with the confirmation of the Plan, pursuant to which the Company, MCC, the other filing entities and all other subsidiaries of the Company will be protected from future asbestos-related personal injury claims. The channeling injunction is an essential element of the Plan, and issuance of the channeling injunction requires that at least seventy-five percent (75%) of the votes cast by asbestos claimants entitled to vote on the Plan must have been cast in favor of the Plan.

The Plan will set forth distribution procedures for the allocation of funds to the claimants. The Plan will also provide that, in addition to the asbestos claims that arise subsequent to the Master Settlement Agreement, the unpaid portion of the claims that were settled pursuant to the Master Settlement Agreement will be entitled to distributions from the Post-Petition Trust.

Upon final Court approval of the Plan, the Post-Petition Trust will be funded as follows:

•	A cash contribution from MCC in the amount of $10 million;

•	$70 million in the form of Crane Co. stock or cash, at the Company’s option; and

•	A 20 year promissory note from the Company in the principal amount of $150 million, payable in equal semi-annual installments with interest at the rate of six percent per annum, secured up to $50 million by the pledge of securities constituting 51% of the voting interest in MCC.

The only operations of the Company that will be included in the pre-packaged Chapter 11 filing will be those that comprise the Company’s U.S. fluid handling businesses, including Crane Valves North America (domestic only), Crane Nuclear, Inc. (which also does business as Crane Valve Services), Pacific Valves, Resistoflex-Industrial, Xomox Corporation (domestic only), Crane Pumps & Systems, Inc. (domestic only) and Crane Environmental, Inc. (formerly Cochrane).

The comprehensive asbestos settlement is subject to, among other things, execution of the Master Settlement Agreement by additional representatives of Current Claimants, acceptance of a plan of reorganization by Current Claimants and the representative of Future Claimants, Bankruptcy Court approval, and there being no material change in case law governing Section 524(g) trusts.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Effects on the Consolidated Financial Statements

In prior periods, the liability recorded for asbestos claims constituted management’s best estimate, based on the Company’s past experience, of costs for pending and reasonably anticipated future claims through 2007, including estimated amounts recoverable from insurers. As discussed above, the Company has reached an agreement in principle with attorneys representing a majority of Current Claimants and an independent representative of Future Claimants to resolve all current and future asbestos claims against the Company, subject to certain Bankruptcy Court proceedings and other contingencies. As a result the Company has adjusted the asbestos liability to reflect the full amount of the proposed settlement and certain related costs.

The aggregate charge in the third quarter 2004 is based on a gross settlement cost of $510 million and additional costs of $68 million for asbestos-related settlement and defense costs and professional fees and expenses, partly offset by anticipated insurance recoveries of $153 million (using a 30% recovery assumption) and existing reserves of $103 million, resulting in a total pre-tax, non-cash asbestos charge of $322 million. After anticipated tax benefits of $109 million, the total after-tax charge for the third quarter 2004 was $213 million, or $3.60 per share.

The Company is retaining its rights under applicable insurance policies and has initiated discussions with a number of its insurers regarding their participation in the comprehensive settlement. Management’s estimate of the anticipated insurance recoveries may be affected by a number of factors and future developments, including the financial viability of the insurance companies, the method in which settlement costs will be allocated to the various insurance policies and the years covered by those policies, how settlement and other costs will be covered by the insurance policies, interpretation of the effect on coverage of various policy terms and limits and their interrelationships, the timing and terms of insurer reimbursements, and the positions insurers may take on the agreement reflected in the settlement. After taking these issues into consideration, the Company anticipates recovering approximately 30% of the aggregate settlement amount. The Company made this estimate after considering the terms of the available insurance coverage, the financial viability of the insurance companies, the status of negotiations with its insurers and considering the advice of legal counsel. This insurance receivable is included in other assets.

In the event that the settlement is not consummated in accordance with the terms set forth in the Master Settlement Agreement and the proposed Plan terms or in the event that the amount and timing of insurer reimbursements varies from management’s current anticipation, the ultimate liability for the resolution of asbestos-related claims could be substantially revised. Such a revision could have a material impact on the Company’s financial position, results of operations and cash flows.

Information Regarding Claims and Costs

As of September 30, 2004, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31, 2003	Three Months Ended
		March 31, 2004	June 30, 2004	September 30, 2004	Nine Months Ended September 30,
					2004	2003
Beginning claims	54,038	68,606	71,881	75,428	68,606	54,038
New claims	19,115	3,769	4,022	4,281	12,072	16,083
Settlements	(3,883)	(237)	(252)	(422)	(911)	(3,591)
Dismissals	(664)	(257)	(223)	(655)	(1,135)	(378)

Ending claims	68,606	71,881	75,428	78,632	78,632	66,152

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Of the 78,632 pending claims as of September 30, 2004, approximately 25,000 claims were pending in New York and approximately 33,000 claims were pending in Mississippi.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the nine months ended September 30, 2004 and 2003 totaled $32.3 million and $14.9 million, respectively. The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangement with insurers in the nine months ended September 30, 2004 and 2003 amounted to $18.3 million and $6.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended Dec 31, 2003	Three Months Ended				Nine Months Ended		Cumulative to date through Sept 30, 2004
		March 31, 2004	June 30, 2004	Sept 30, 2004	Sept 30, 2003	September 30,
(In Millions)						2004	2003
Settlement costs (1)	$11.9	$4.1	$4.9	$5.3	$4.0	$14.3	$7.8	$35.9
Defense costs (1)	9.2	5.5	6.4	6.1	2.6	18.0	7.1	40.3

Total costs	21.1	9.6	11.3	11.4	6.6	32.3	14.9	76.2
Pre-tax cash payments (2)	7.9	5.8	5.8	6.7	2.3	18.3	6.2	29.9

(1)	Before insurance recoveries and tax effects
(2)	Net of cost sharing arrangements with insurers. Amounts include advance payments to third parties that are reimbursable by insurers.

7.	Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2004 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990 the Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. Since 1994 the on-site groundwater treatment facility and soil vapor extraction system have removed approximately 46,000 pounds of trichloroethylene (“TCE”) from the soil and groundwater at the Site.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

In September 2004, after extensive negotiations regarding the scope of work to be undertaken at the Site after discovery of additional TCE contamination and the detection of perchlorate during routine testing, the Company reached agreement with the EPA on a work plan for further investigation and remediation activities at the Site. This agreement is expected to be incorporated into a consent decree between the Company and the EPA in the near future. The Company recorded a before-tax charge of $40 million in the third quarter 2004 for the estimated costs through 2014 of further environmental investigation and remediation at the Site, based on this agreement in principle with the EPA.

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $25 million since 1985. In November 2003, the Company and UPI brought suit under Section §113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the government also seeks contribution with respect to future costs. Although the Company has been in discussions with the government concerning these claims, the government to date has not agreed to commit to paying any contribution to clean-up costs at the Site. In 2003, the EPA submitted to the Company a claim for approximately $2.8 million in past costs allegedly incurred at the Site, and the Company has requested and is reviewing the EPA’s supporting documentation of these costs. In August 2004 the EPA advised the Company that a formal demand for an additional $3.5 million in EPA past costs should be expected by the Company.

On July 8, 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of the $2.8 million in alleged costs. The government’s action also seeks an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the Company’s and UPI’s liabilities; and both civil penalties and punitive damages. The Company has instructed its attorneys to continue to vigorously pursue the Company’s claim against the government, and to defend the counter-suit by the Department of Justice, with the objective of reaching a fair and reasonable allocation of liability for past and future costs in the context of a prudent and scientifically sound plan for the further investigation and clean-up of the Site. The Company does not believe that the ultimate liability for costs to be incurred in connection with the Site will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

8.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
(In Thousands)
Service cost	$4,080	$3,293	$40	$38	$11,836	$9,879	$120	$114
Interest cost	7,087	6,632	249	312	21,807	19,896	747	936
Expected rate of return on plan assets	(10,744)	(8,525)	—	—	(28,530)	(25,575)	—	—
Amortization of prior service cost	(39)	192	(21)	(21)	365	576	(63)	(63)
Amortization of net (gain) loss	236	43	(43)	(187)	108	129	(129)	(561)

Net periodic cost	$620	$1,635	$225	$142	$5,586	$4,905	$675	$426

The Company expects, based on current actuarial calculations, to contribute cash of $4 million to its defined benefit plans and $2 million to its other postretirement benefit plans in 2004. Through the first nine months of 2004 the Company has contributed $2.8 million to its defined benefit plans. The Company contributed cash of $3.2 million to its defined benefit plans and $3.5 million to its other postretirement benefit plans in 2003.

Cash contributions in subsequent years will depend on a number of factors, including the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission which are incorporated by reference herein. In addition, there are contingencies and uncertainties relating to the agreement in principle to settle the Company’s asbestos liability described in note 6, including whether law firms representing a sufficient proportion of Current Claimants execute the Master Settlement Agreement, whether the plan of reorganization proposed by MCC is accepted by the Current Claimants and the representative of Future Claimants and approved by the Bankruptcy Court and whether there is any material change in case law governing Section 524(g) trusts. The proposed settlement could also be affected by the introduction or passage of legislation regarding asbestos claims. The actual cost of the proposed settlement may be higher than the cost estimated by the Company if recoveries from the Company’s insurers are less than the 30% recovery assumption described in note 6.

Results from Operations

Third quarter of 2004 compared with third quarter of 2003

The third quarter 2004 net loss was $205.2 million, or $3.48 per share, as compared with net income of $28.1 million, or $.47 per share in same 2003 period. The net loss included non-cash charges for asbestos ($212.4 million, or $3.60 per share) and environmental ($26 million, or $.44 per share) liabilities.

The Company reached an agreement in principle with attorneys representing a majority of Current Claimants and an independent representative of Future Claimants to resolve all current and future asbestos claims against the Company. This comprehensive settlement resulted in the non-cash asbestos charge. The charge also includes anticipated environmental cleanup costs which are based on an agreement with the U.S. Environmental Protection Agency on the scope of work for further investigation and remediation of the Company’s Goodyear, Arizona Superfund site.

Third quarter 2004 sales increased to $477.3 million compared with $425.3 million in the same period of 2003. The sales increase of $52 million, or 12%, included incremental sales from core businesses of $25.6 million (6%), from acquisitions of $14.8 million (3%) and from favorable foreign currency translation of $11.6 million (3%). Market strength resulted in new order increases across most of the Company’s businesses compared with the prior year. The operating loss for the third quarter 2004 was $311.2 million compared with operating profit of $44.8 million in the same period of 2003. The non-cash charges for asbestos and environmental liabilities were included in Corporate operating results. Operating profit also reflected improvement in four of the five operating segments and even results in Engineered Materials. Margin improvement in the Fluid Handling, Merchandising Systems and Controls segments was offset by slight declines in the Aerospace and Electronics and Engineered Materials segments.

Net sales from foreign businesses were 33% and 31% of third quarter total net sales in 2004 and 2003, respectively. Operating profit margins in the third quarter for non-U.S. businesses were 8.1% in 2004 versus 7.1% in 2003 reflecting the benefits of prior workforce reductions and other cost efficiencies at National Rejectors (“NRI”) combined with improvements at Xomox and Crane Supply.

Segment Results

All comparisons below reference the third quarter 2004 versus the third quarter 2003 (“prior year”), unless otherwise specified.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2004	2003
Sales	$127.1	$110.8	$16.3	15%
Operating Profit	$23.6	$22.7	$0.9	4%
Profit Margin	18.5%	20.5%

The third quarter 2004 sales increase included $9.2 million of incremental sales from P.L. Porter, acquired in late January 2004, and $7.1 million from core businesses. Core business sales grew 6%, reflecting improved OEM demand. Improved margins in the Aerospace Group were largely offset by a decline in Electronics Group performance.

Aerospace Group sales of $78.8 million increased $21.5 million, or 37%, from $57.4 million in the prior year. Sales increased $12.3 million, or 21%, from core business growth driven by increased OEM delivery rates for both the commercial and military markets and higher military aftermarket sales, and $9.2 million, or 16%, from the P.L. Porter acquisition. Total Aerospace Group operating profit increased 45%. Operating profit margin improved over the prior year driven by the higher mix of military aftermarket and favorable absorption on the strong OEM demand partially offset by lower P.L. Porter margins.

Electronics Group sales of $48.5 million declined 10% with lower shipments to both the commercial and military markets. Operating profit was down 41% and margins declined, reflecting reduced volume due to technical and production throughput issues in certain of its operations, and a temporary facility shutdown at Fort Walton Beach, Florida caused by the recent hurricanes.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2004	2003
Sales	$69.9	$64.3	$5.6	9%
Operating Profit	$13.3	$13.3	—	—
Profit Margin	19.0%	20.7%

The third quarter sales increase reflects continued strong demand for fiberglass-reinforced panels, primarily for the truck trailer and recreational vehicle markets, although at a slower rate of increase than in the first half of 2004, and favorable impacts from third quarter price increases in certain markets. Operating profit was flat, despite the higher volume, as the impact of higher resin and styrene costs were not yet fully offset by price increases. Additional price increases are planned in the fourth quarter and into 2005.

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2004	2003
Sales	$44.1	$40.4	$3.7	9%
Operating Profit	$4.2	$2.1	$2.1	100%
Profit Margin	9.5%	5.1%

Sales increased $3.7 million, or 9%, of which $1.8 million, or 4%, reflected favorable foreign currency translation. Markets remained weak but stable, with some encouraging signs in Europe. Operating profit doubled compared with the prior year, as a result of the volume increase and the benefits of prior workforce reductions and other cost efficiencies at both Crane Merchandising Systems (“CMS”) and NRI. Sales and operating profit improvements were shared evenly between CMS and NRI.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2004	2003
Sales	$217.7	$194.1	$23.6	12%
Operating Profit	$15.8	$11.4	$4.4	39%
Profit Margin	7.3%	5.9%

The total segment third quarter sales increase of $23.6 million includes $8.9 million, or 4%, from favorable foreign currency translation, $5.6 million, or 3%, of incremental sales from the Hattersley brand acquired in January 2004, and increased core business sales of $9.1 million, or 5%. This segment experienced a 39% operating profit improvement from higher volumes on strengthening market demand in the chemical processing industry (“CPI”) and the benefit of prior year facility consolidations which were partially offset by material cost increases.

Valve Group sales of $110.6 million increased $7.1 million, or 7%, from $103.5 million in the prior year, including $4.1 million, or 4%, from favorable foreign currency translation and the remaining $3 million, or 3%, reflecting increased shipments to the industrial chemical process markets. Economic recovery continued with signs of strengthening from the core CPI market. Valve Group operating profit declined 12% during the third quarter as a result of supply chain disruptions, poor performance in its marine valve business and large material cost increases.

Crane Ltd. sales of $32.9 million increased $7.7 million, or 31%, from $25.2 million in the prior year. Sales increased $5.6 million from the Hattersley valve brand, acquired in January 2004. Demand continued to be weak within the core commodity valve product lines in the domestic U.K. market. Margins remained depressed, impacted by product availability issues and higher material costs, although they were helped by reduced benefit costs.

Crane Pumps & Systems sales of $25.5 million increased from $24.7 million in the prior year and operating profit margins were approximately 11%.

Crane Supply sales of $36.0 million increased $7.0 million, or 24%, from $29.0 million in the prior year driven by significant growth in core product sales of pipe, valve and fittings. Industrial maintenance, repair and overhaul (“MRO”), commercial construction, petrochemical and mining industry demand across Canada remained strong. Operating profit margin increased strongly to over 10% from 8.4%.

Resistoflex-Industrial sales of $11.0 million increased $1.1 million, or 12%, from the prior year, as improving conditions in the CPI have strengthened MRO and small project demand. Operating profit increased to $1.3 million from an operating loss in the prior year as a result of higher shipments, the absence of the 2003 cost of a plant consolidation and improved price realization. Operating profit margin was over 10% in the third quarter 2004.

Controls

	Third Quarter		Change
(dollars in millions)	2004	2003
Sales	$18.7	$15.8	$2.9	19%
Operating Profit	$1.7	$1.1	$.6	49%
Profit Margin	9.0%	7.2%

Sales and operating profit improvements were driven by increased demand across all of this segment’s key end markets, most particularly in fluid power, oil and gas exploration and gas gathering and transmission, as higher global oil prices and increased rig counts drove the industry’s capital spending in the quarter.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results from Operations

Year-to-date period ended September 30, 2004 compared with year-to-date period ended September 30, 2003

The 2004 year-to-date net loss was $151.8 million, or $2.56 per share as compared with net income of $70.6 million, or $1.19 per share reported in the same period of 2003. The net loss included third quarter 2004 non-cash charges for asbestos ($212.4 million, or $3.60 per share) and environmental ($26 million, or $.44 per share) liabilities.

Year-to-date sales increased $197 million, or 16%, in 2004 to $1.405 billion compared with $1.208 billion in the same period of 2003. The $197 million sales increase included incremental sales of $92.4 million from acquisitions (7%), $67.5 million from core business growth (6%) and $37.1 million from favorable foreign currency translation (3%). Year-to-date operating loss was $221.8 million compared with operating profit of $115.9 million in the same period of 2003. The non-cash charges for asbestos and environmental liabilities were included in Corporate operating results. Operating profit reflected performance improvement across all segments and included $8.7 million of incremental profit from acquisitions.

Net sales from foreign businesses were 32% and 30% of the year-to-date total net sales in 2004 and 2003, respectively. Year-to-date operating profit margins for non-US businesses were 6.4% in both the nine-month periods in 2004 and 2003, respectively.

Order backlog at September 30, 2004 totaled $572.4 million, up slightly from backlog of $565.9 million at June 30, 2004.

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2004 versus the year-to-date period ended September 30, 2003 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2004	2003
Sales	$372.9	$302.2	$70.7	23%
Operating Profit	$67.7	$62.8	$4.9	8%
Profit Margin	18.2%	20.8%

Year-to-date sales and operating profit included $51.3 million and $6.4 million, respectively, of incremental impacts from P.L. Porter, acquired in late January 2004, and Signal Technology (“STC”), acquired in May 2003. Excluding the impact of these acquisitions, sales increased $19.4 million, or 6%, while operating profit declined $1.5 million reflecting lower commercial aftermarket sales related to older platforms, market pricing pressures and higher engineering spending on new programs, partially offset by improved lower-margin OEM demand.

Aerospace Group sales of $229.4 million increased $44.7 million, or 24%, from $184.7 million in the prior year. The primary drivers of the sales increase were $25 million of sales from the P.L. Porter acquisition, increased commercial OEM shipments and stronger military OEM demand. Operating profit increased $5.2 million, or 13%, as compared with the prior year. This increase was due to strong OEM demand and incremental profit from the P.L. Porter acquisition, which was partially offset by weaker aftermarket sales, higher engineering spending and continued customer pricing pressures.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Electronics Group sales of $144.1 million increased $26 million, or 22%, while operating profit excluding the STC acquisition declined $3.1 million, or 19%. The operating profit benefit of the incremental business from the May 2003 acquisition of STC was offset by the impact of technical and production issues in certain of its operations.

The Aerospace & Electronics Segment backlog was $355.6 million at September 30, 2004, a $2.5 million, or 1%, increase compared with $353.1 million at June 30, 2004.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2004	2003
Sales	$213.4	$185.5	$27.9	15%
Operating Profit	$44.6	$37.9	$6.7	18%
Profit Margin	20.9%	20.5%

Year-to-date 2004 results reflect continued strong demand for fiberglass-reinforced panels in both the RV and truck trailer markets. Operating profit grew 18% and margins improved from the prior year on increased volume and favorable impacts from product mix and price increases in certain markets which all more than offset the impact of higher resin and styrene costs. Backlog at September 30, 2004 was $15.7 million, a decrease of $0.5 million, or 3%, over the backlog of $16.2 million at June 30, 2004.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2004	2003
Sales	$126.1	$117.9	$8.2	7%
Operating Profit	$7.8	$1.3	$6.5	n/m
Profit Margin	6.2%	1.1%

The sales increases was due in large part to $6 million of favorable foreign currency translation and improvement in both vending machine and coin changing equipment demand in Europe, offsetting continued weak demand for vending machines in North America. Operating profit increased significantly from the prior year, reflecting lower severance costs in the European coin changer business and benefits realized from prior year workforce reductions. CMS operating profit was higher than prior year due to favorable mix and the benefits from headcount reductions and other cost-saving initiatives. Backlog at September 30, 2004 was $10.9 million, a decrease of $.1 million, or 1%, over the backlog of $11.0 million at June 30, 2004.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2004	2003
Sales	$639.4	$555.4	$84.0	15%
Operating Profit	$39.5	$32.6	$6.9	21%
Profit Margin	6.2%	5.9%

The year-to-date sales increase includes $41.1 million from combined incremental sales of the Hattersley brand, acquired in January 2004, and the pipe coupling and fittings businesses acquired from Etex in June 2003 and $28 million from favorable foreign currency translation. Core business sales increased $15.9 million, or 3%. The operating profit increase resulted from acquisitions, strengthened market demand in the chemical processing industry and the benefit of prior year facility rationalizations and other cost reduction initiatives, all of which were partially offset by material cost increases.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valve Group sales of $339.8 million increased $21.5 million, or 7%, from $318.3 million in the prior year. The sales increase resulted from favorable foreign currency translation of $14.8 million and a $6.8 million increase in core business. Operating profit decreased 8% as compared with the prior year, due to weakness in the Company’s marine market business, supply chain disruptions and higher raw material costs, which were partially offset by benefits from cost reduction initiatives.

Crane Ltd. sales of $89.8 million increased $41.6 million from $48.2 million in the prior year, as a result of the aforementioned acquisitions. Sales were flat within the core valve and fittings business which continues to experience difficult end markets. Operating profit increased 7% as compared with the prior year, as incremental profit from acquisitions and reduced benefit costs were partially offset by lower results from the core valve and fittings business.

Crane Pumps & Systems sales of $75.6 million increased $5.2 million, or 7%, compared with the prior year on increased customer demand from decorative water, residential and government markets. Operating profit margin increased to 12.3% from 11.9%, as the impacts of increased volume, product pricing and factory operating efficiencies offset higher raw material costs.

Crane Supply sales of $97.9 million increased $15.8 million, or 19%, compared with the prior year, reflecting improved end market conditions throughout Canada, particularly the MRO, commercial construction, petrochemical and mining industries. Operating profit margin increased strongly to over 9% from 8.3% in the prior year.

Resistoflex-Industrial sales of $30.5 million declined $1.3 million from the prior year, although operating profit increased significantly. The operating profit improvement resulted from the benefits of the 2003 plant consolidation and improved price realization. Operating profit margin improved to 7.6% compared with 3.2% in the prior year.

The Fluid Handling Segment backlog was $176.7 million at September 30, 2004, a $4.6 million, or 3%, improvement compared with $172.1 million at June 30, 2004.

Controls

	Year-to-Date		Change
(dollars in millions)	2004	2003
Sales	$53.4	$47.0	$6.4	14%
Operating Profit	$3.8	$2.5	$1.3	52%
Profit Margin	7.1%	5.4%

Sales and operating profit improvements were attributable to increased shipments across most product lines sold to truck manufacturers by Barksdale and for products sold into the oil and gas exploration markets by Azonix. Backlog at September 30, 2004 was $13.6 million, an increase of $.1 million, or 1%, over the backlog of $13.5 million at June 30, 2004.

Financial Position

Net debt totaled 34.5% of capital at September 30, 2004 compared with 24.4% at December 31, 2003. As a result of the third quarter 2004 charges for asbestos and environmental liabilities, the Company’s consolidated balance sheet was impacted as follows: other current assets increased $115.4 million, other assets increased $112.2 million, accrued liabilities increased $338.7 million, other liabilities increased $127.3 million, and retained earnings decreased $238.4 million.

Part I - Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For the nine months ended September 30, 2004, the Company generated $64.4 million in cash flow from operating activities compared with $91.4 million in the comparable nine-month period of 2003. This decline was largely due to increased asbestos-related payments and higher working capital levels necessary to support increased business activity. The Company invested $50 million for acquisitions and $42.8 million for the repurchase of 1,388,100 shares during this period. The Company also paid $17.8 million in dividends to shareholders and invested $15.7 million in capital expenditures.

The Company had unused domestic credit lines of $390.9 million available at September 30, 2004. All long-term debt outstanding at September 30, 2004 was at fixed rates as follows: $100 million at 6.75% due 2006 and $200 million at 5.50% due 2013.

The Company has received a commitment from JPMorgan to underwrite and arrange $450 million in new credit facilities that will fund the asbestos settlement and provide ongoing liquidity. The Company expects that borrowings under these facilities will be used to fund the $280 million Settlement Trust for current asbestos claims and that such borrowings will be paid off in approximately two years through a combination of cash flow generated from operations and reduced taxes resulting from the non-cash charge. The Post-Petition Trust, which is anticipated to be funded in mid-2006, will be funded with a combination of cash, notes and/or stock. The Company expects that it will continue to pay its normal quarterly dividend and to make capital investments in accordance with past practices.

As a result of the asbestos and environmental charges, the Company was in non-compliance with the interest coverage ratio covenant of its existing $300 Million Credit Agreement dated July 22, 2003. On October 20, 2004, the Company’s lenders agreed to waive any default or event of default resulting from such noncompliance through December 30, 2004. This will provide interim liquidity until the new credit facilities are in place.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer (who currently serves as Acting Chief Financial Officer) evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer has concluded that these controls are effective as of the end of the period covered by this quarterly report.

As previously disclosed, the Company’s Chief Executive Officer, Eric C. Fast, is serving as Acting Chief Financial Officer during the medical leave of absence of George S. Scimone, Vice President, Finance and Chief Financial Officer. The Company recently announced Mr. Scimone is on long-term disability as of the end of October 2004, and the Company plans to hire a new chief financial officer.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2004, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims are discussed in note 6 to the consolidated financial statements while other contingencies are discussed in note 7, and both notes are incorporated herein by reference. Except as discussed in such notes, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	—	—	—	—
August 1-31	—	—	—	—
September 1-30	—	—	—	—
Total	—	—	—	—

Item 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 9, 2004	By	/s/ Eric C. Fast
Eric C. Fast
President, Chief Executive Officer and
Acting Chief Financial Officer

Date
November 9, 2004	By	/s/ J. Atkinson Nano
J. Atkinson Nano
Vice President, Controller

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.