Form 10-K
period 2004-12-31
CRANE CO /DE/
filed 2005-03-08
CIK 25445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Based on the last sale price of $31.22 on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,438,515,979.

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 59,551,874 at February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2004 and portions of the proxy statement for the annual shareholders’ meeting to be held on April 25, 2005 are incorporated by reference into Parts I, II, III and IV of this Form 10-K.

PART I

Item 1.	Business

Crane Co. (“Crane” or the “Company”) is a diversified manufacturer of engineered industrial products. Founded in 1855, the Company employs over 10,500 people in North America, South America, Europe, Asia and Australia.

STRATEGY

The Company’s strategy is to grow the earnings of niche businesses with high market share, acquire companies that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build an aggressive and committed management team whose interests are directly aligned with those of the shareholders’ and maintain a focused, efficient corporate structure. Crane has built a stronger company using established operating themes of leveraging intellectual capital, improving customer focus, striving for operational excellence and strategically linking existing businesses with acquisitions.

ACQUISITIONS

In the past five years, the Company has completed 21 acquisitions.

During 2004, the Company completed two acquisitions at a total cost of $50 million. Goodwill for the 2004 acquisitions amounted to approximately $37 million. In January 2004, the Company acquired P. L. Porter Co. (“Porter”) for a purchase price of $44 million. Porter is a leading manufacturer of motion control products for airline seating and is located in Woodland Hills, California. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide power and control features required by premium class passengers on competitive international routes. Porter’s 2003 annual sales were approximately $32 million. The operations were integrated into the Company’s Aerospace & Electronics Segment. Also in January 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc, for a purchase price of $6 million. Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of the Fluid Handling Segment.

During 2003, the Company completed four acquisitions at a total cost of $168.8 million. In May 2003, the Company acquired Signal Technology Corporation (“STC”) for a total purchase price of approximately $138 million (net of STC cash acquired). STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency (“RF”) and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. The operations were integrated with the Company’s Aerospace & Electronics Segment. In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of approximately $29 million. The 2002 annual sales for these Etex businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses were integrated into the Company’s subsidiary, Crane Ltd., a leading provider of pipe fittings, valves and related products to the building services, heating, ventilating and air conditioning (“HVAC”) and industrial markets in the United Kingdom and Europe. The Company also acquired two other entities in 2003 at a total purchase price of $1.7 million. Goodwill for the 2003 acquisitions amounted to $118 million.

During 2002, the Company completed seven acquisitions at a total cost of $82.2 million. Goodwill for these acquisitions amounted to $56 million. In January 2002, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity.

PART I

Item 1.	Business (continued)

Also in January 2002, the Company acquired Kavey Water Products which enhanced Crane Environmental’s capability to provide water treatment systems. In May 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc. Lasco Composites is a manufacturer of fiberglass reinforced plastic (FRP) panels that further expands the Company’s Kemlite business in the transportation, building products and recreational vehicle markets and provided an entry into the industrial market. In July 2002, the Company acquired Corva Corporation, a privately held distributor of valves and actuators. In November 2002, the Company acquired all of the outstanding shares of General Technology Corporation (“GTC”) from an employee stock ownership plan trust for a purchase price of $25 million in cash and assumed debt. GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC has been integrated with the Electronics Group in the Company’s Aerospace & Electronics Segment. Also in November 2002, the Company acquired Qualis Incorporated, a privately held provider of polyester film embossing services, which has been integrated into Kemlite. In November 2002, the Company entered into a joint venture in China furthering its low-cost pump manufacturing capabilities.

During 2001, the Company completed six acquisitions at a total cost of $191 million. Goodwill for these acquisitions amounted to $68 million. In February 2001, the Company acquired Ventech Controls, Inc., a valve repair business providing both shop repair and remanufacture of control valves and instruments. Also in February 2001, the Company acquired the fiberglass reinforced panel business of UK-based Laminated Profiles Ltd. as part of its strategic initiative to penetrate the European transportation and recreational vehicle markets. In April 2001, the Company acquired the Industrial Flow Group of Alfa Laval Holding AB (renamed Crane Process Flow Technologies) which includes the Saunders brand of diaphragm valves manufactured in the UK and India and the DEPA brand of air operated diaphragm pumps manufactured in Germany. Crane Process Flow Technologies focuses on the development, production and distribution of valves, pumps and related components in high value-added applications. In June 2001, the Company acquired the Xomox valve business from Emerson Electric Co. for $145 million. Xomox supplies high-end, application-driven, sleeved-plug valves, lined valves, high performance butterfly valves and actuators to the chemical, pharmaceutical and other process industries. During the third quarter of 2001, the Company acquired the aerospace hose product line of Teleflex Fluid Systems and Resistoflex GmbH. Aerohose, based in Florida, is a leading supplier of Teflon®-braided, high- pressure hose assemblies utilized in both commercial and military aircraft as well as ground support systems. Resistoflex GmbH, based in Germany, is a leading manufacturer of Teflon®-lined, steel-piping products serving chemical and pharmaceutical markets in Europe.

During 2000, the Company completed two acquisitions at a total cost of $12 million. Goodwill for these two acquisitions amounted to $9 million. In March 2000, the Company acquired Streamware Corporation, a privately-held provider of business management software and market analysis tools for the vending and food service industry. In December 2000, the Company acquired the assets of the Valve Repair Division of Groth Corporation. With service centers located in Texas, the Valve Repair Division provides both shop and field testing and repair services for a broad range of valve types and is an authorized repair facility for many leading valve manufacturers.

DIVESTITURES

In the past five years, the Company has divested seven businesses.

In December 2004, the Company sold the Victaulic trademark and UK-based business assets for $15.3 million in an all cash transaction. The Company realized an after-tax gain of $6.5 million, or $.11 per share, on the sale. The Victaulic trademark and business assets were acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. in June 2003. In March 2003, the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactures canned motor pumps primarily for use in the chemical processing industry. In September 2002, the Company sold its CorTec unit for approximately $3 million. In September 2001, the Company sold Powers Process Controls for its carrying value. In October 2001, the Company sold the Crane Plumbing business in Canada recording an after-tax loss of approximately $8.5 million. Proceeds from the sale of these businesses in 2001 were approximately $20 million. During the

PART I

Item 1.	Business (continued)

third quarter of 2001, the Company and Emerson Electric Co. announced the formation of a joint venture involving Emerson’s Commercial Cam unit and Crane’s Ferguson business unit. Crane and Emerson contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture. The Industrial Motion Control Holdings, LLC joint venture is being accounted for on the equity basis and the investment amounted to $27 million at year-end 2004 and is included in other assets in the consolidated balance sheet. In May 2000, the Company sold its interest in Powec AS, a Norwegian manufacturer of power supplies for the telecommunications industry. In addition, the Company’s wholly-owned ELDEC Corporation subsidiary sold its related telecommunications power supply product line to the same purchaser. Total consideration for both transactions was $45.6 million.

FINANCING

In September 2003, the Company sold $200 million of 5.50% notes that will mature on September 15, 2013. In September 1998, the Company sold $100 million of 6.75% notes that will mature on October 1, 2006.

BUSINESS SEGMENTS

See page 60 of the Annual Report to Shareholders for the year ended December 31, 2004, for sales, operating profit and assets employed by each business segment.

AEROSPACE & ELECTRONICS

The Aerospace & Electronics Segment has two business groups: Aerospace and Electronics. The Aerospace Group products are currently manufactured under the brand names Eldec, Hydro-Aire, Lear Romec, P.L. Porter and Resistoflex-Aerospace. The Aerospace Group’s products are organized into the following solution sets: Landing Systems Solutions, Sensing and Controls Solutions, Fluid Management Solutions, Aircraft Electrical Power Solutions, and Cabin Solutions. The Electronics Group products are currently manufactured under the brand names Interpoint, General Technology, STC Microwave Systems, Keltec, Olektron, Eldec and Advanced Integrated Systems Division (“AISD”). The Electronic Group’s products are organized into the following solution sets: Power Solutions, Microwave Systems Solutions, Electronic Manufacturing Solution and Microelectronics Solutions/AISD.

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

Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by aircraft manufacturers. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments, and aircraft maintenance and overhaul companies. Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft. Hydro-Aire has facilities in California and Kansas while Lear Romec has a facility in Ohio.

PART I

Item 1.	Business (continued)

Porter is a leading manufacturer of motion control products for airline seating and is located in Woodland Hills, California. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. The Porter facility is scheduled to be consolidated into the Hydro-Aire Burbank, California facility in 2005.

Resistoflex-Aerospace manufactures high-performance, separable fittings for operating pressures up to 8,000 pounds per square inch used primarily in the aerospace industry. Its products are sold directly to the aerospace industry. Resistoflex-Aerospace has a facility in Florida.

Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optic and medical technology industries. Interpoint has facilities in the state of Washington domestically and Taiwan.

STC designs, manufactures and markets power management products and sophisticated electronic radio frequency (“ RF”) components and subsystems. Its products are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. STC’s commercial customers integrate its products into wireless systems, which are then sold to wireless service providers globally and enable the transmission and reception of data signals in wireless systems worldwide. Applications for its commercial products include point-to-point transport, point-to-multipoint access, cellular backhaul and digital cellular/PCS base stations. STC has facilities in Florida, Massachusetts, Arizona and Texas. The California facility was closed in December 2003.

GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. GTC has a facility in New Mexico.

The Aerospace & Electronic Segment employs 2,850 people and had assets of $480.3 million at December 31, 2004. The order backlog totaled $341.5 million and $277.2 million at December 31, 2004 and 2003, respectively.

ENGINEERED MATERIALS

The Engineered Materials Segment consists of Kemlite and Polyflon.

Kemlite manufactures FRP panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurants and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required, and for residential construction. Kemlite sells its products directly to truck trailer and recreational vehicle manufacturers and uses distributors to serve the commercial construction market and some segments of the recreational vehicle market. Kemlite’s manufacturing facilities are located in Illinois, Arkansas, Tennessee, Texas, Kentucky and the United Kingdom.

Polyflon is a manufacturer of small specialty components, primarily substitute materials for antennas. Polyflon is located in Connecticut.

The Engineered Materials Segment employs 868 people and had assets of $188.2 million at December 31, 2004. The order backlog totaled $16.4 million and $11.8 million at December 31, 2004 and 2003, respectively.

PART I

Item 1.	Business (continued)

MERCHANDISING SYSTEMS

The Merchandising Systems Segment consists of Crane Merchandising Systems (“CMS”) and National Rejectors, Inc. GmbH (“NRI”).

CMS products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers designed to vend both snack foods and hot/cold drinks or snacks and refrigerated/frozen foods in one machine. CMS products are marketed to customers in the United States and Europe by Company sales and marketing personnel as well as distributors and, in other international markets, through independent distributors. CMS launched new features, new products and updated technology in 2002, including its new guaranteed delivery system called SureVend. CMS also includes Streamware Corporation, a leading provider of business management software and market analysis tools for the vending and food service industry. Streamware’s VendMAX is a fully-integrated software/hardware solution that offers operators cash accountability, inventory control and improved merchandising capabilities. CMS has manufacturing facilities in the state of Missouri domestically and England.

NRI manufactures electronic coin validators for the automated merchandising and gambling/amusement markets in Europe. NRI is among the relatively few makers of coin validators that supply European countries with validators programmed for the new euro coins that went into circulation at the start of 2002. NRI has facilities in Germany, Spain and France.

The Merchandising Systems Segment employs 911 people and had assets of $121.7 million at December 31, 2004. Order backlog totaled $12.0 million and $10.3 million at December 31, 2004 and 2003, respectively.

FLUID HANDLING

The Fluid Handling Segment consists of the Valve Group, Crane Ltd., Resistoflex-Industrial, Crane Pumps & Systems, Crane Supply and Crane Environmental. The Valve Group, with manufacturing facilities in the United States as well as operations in, Canada, England, France, Ireland, Germany, Australia, Norway, India, Hungary, China, Indonesia, Mexico, Japan, Belgium, Korea, Taiwan, Finland, the Netherlands and Switzerland, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, petrochemical, pharmaceutical, power generation, marine, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Westad, Flowseal, Centerline, Stockham and Duo-Chek.

Crane Ltd. manufactures pipe fittings, gate, globe and check valves, ball and butterfly valves and static and automatic balancing valves. Crane Ltd. has facilities in the United Kingdom and China.

Resistoflex-Industrial is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries. Resistoflex-Industrial sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Resistoflex-Industrial Products also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing and pharmaceutical industries. Resistoflex-Industrial has facilities in the state of North Carolina domestically, Singapore, Germany and China.

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

Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains 34 distribution facilities throughout Canada.

PART I

Item 1.	Business (continued)

Crane Environmental is a leading supplier of specialized water purification solutions for the world’s industrial and commercial markets. Crane Environmental’s worldwide applications include government, pulp and paper, steel, oil, gas, petrochemical, power generation, wastewater treatment, carwash, bottling, beverage and agriculture. Its products are sold under the trade names Cochrane and Environmental Products. Crane Environmental has facilities in Florida and Pennsylvania.

The Fluid Handling Segment employs 5,373 people and had assets of $734.9 million at December 31, 2004. Order backlog totaled $183.2 million and $140.2 million at December 31, 2004 and 2003, respectively.

CONTROLS

The Controls Segment consists of Barksdale and Azonix/Dynalco. These companies design, manufacture and market industrial and commercial products that control flows and processes in various industries including transportation, petroleum, chemical, construction, food and beverage and power generation.

Barksdale manufactures solid state and electromechanical pressure switches and transducers, level switches and continuous level indicators, temperature switches and directional control valves that serve a broad range of commercial and industrial applications. It has manufacturing and marketing facilities in the state of California domestically and Germany.

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

The Controls Segment employs 422 people and had assets of $49.9 million at December 31, 2004. Order backlog totaled $13.7 million and $12.2 million at December 31, 2004 and 2003, respectively.

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

The Company’s engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements as well as the development of new products. While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Research and development costs are expensed when incurred. These costs were approximately $52.4 million in 2004, $46.8 million in 2003, and $46.0 million in 2002, incurred mostly by the Aerospace & Electronics Segment. Funds received from customer-sponsored research and development projects were approximately $6.2 million, $3.1 million, and $5.1 million in 2004, 2003 and 2002, respectively, and were recorded in net sales.

The Company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory that would be material to its operations.

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

PART I

Forward Looking Statements (continued)

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

Net sales and assets related to operations outside the United States were 46.4% and 27.7% in 2004, 44.4% and 29.6% in 2003, and 42.7% and 30.6% in 2002, respectively, of the Company’s consolidated amounts. Such operations and transactions entail the risks associated with conducting business internationally, including the risk of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability. While the full impact of this economic instability cannot be predicted, it could have a material adverse effect on the Company’s revenue and profitability.

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

Asbestos Litigation

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a revised structured settlement transaction could also change the estimated liability. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs continues or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

For more information with respect to the Company’s risks associated with its asbestos liability, see Item 3 Legal Proceedings.

Aerospace & Electronics

A significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of

PART I

Forward Looking Statements (continued)

repair parts from the Company’s businesses. The businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 10% and 11% of the segment’s revenue in 2004 and 2003, respectively) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. The Aerospace & Electronics segment results could be below expectations if economic recovery begins to slow down or reverse, which could cause the U.S. customers to delay or cancel spare parts or aircraft orders.

With the addition of STC in 2003, a portion of this segment’s business is conducted under United States government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. A reduction in Congressional appropriations that affect defense spending or the ability of the United States government to terminate its contracts could impact the performance of this business.

During the third quarter of 2002, the Company’s Hydro-Aire unit identified a wire chafing situation relating to fuel pumps used on certain Boeing aircraft, and the Company recorded a $4 million charge for estimated costs of inspecting and repairing such pumps. Several additional pumps, from this same set of 35,000 pumps, were returned with a mechanical overheating issue, which was subsequently determined by Boeing and the Federal Aviation Administration (“FAA”) to require an aircraft systems level solution not chargeable to Hydro-Aire. In connection with these issues, the FAA issued an Emergency Airworthiness Directive to instruct airline carriers to comply with a precautionary step of carrying additional jet fuel to keep fuel pumps submerged at all times, until the pumps were inspected, to mitigate ignition risk and to ensure air safety. Inspections have been completed on all affected pumps. Several airline carriers petitioned Hydro-Aire for reimbursement for additional costs, such as the cost of carrying additional jet fuel. The Company has disclaimed responsibility for these costs under applicable contract terms.

Engineered Materials

In the Engineered Materials Segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, industrial or building products for which the Company’s businesses produce fiberglass-reinforced panels. Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs or the loss of a principal supplier and by any inability on the part of the businesses to maintain their position in product cost and functionality against competing materials.

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

Fluid Handling

The Company’s businesses could face increased price competition from larger competitors. Slowing or reversal of the U.S. economic recovery could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Furthermore, as the Company continues to outsource from international sources, particularly low-cost countries, the risk of supply chain issues increases. At the Company’s foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

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

Item 2.	Properties

Total Manufacturing Facilities	Number	Area (sq. ft.)
Aerospace & Electronics
United States	12	1,095,000
International	3	74,000
Engineered Materials
United States	8	558,000
International	1	31,000
Merchandising Systems
United States	1	463,000
International	2	138,000
Fluid Handling
United States	15	1,625,000
International	24	3,168,000
Controls
United States	4	181,000
International	1	27,000

Leased Manufacturing Facilities	Leases Expiring Through	Number	Area (sq. ft.)
United States	2009	13	523,000
Other International	2016	10	771,000

Other	Facilities

Aerospace & Electronics operates one service center in the United States, which is leased.

Fluid Handling operates nine service centers in the United States, of which seven are leased, and 30 service centers outside the United States, of which 25 are leased. This segment operates 44 distribution centers of which two are in the United States and 29 are leased.

Merchandising Systems operates six distribution centers in the United States and six internationally, of which 11 are leased. This segment operates two service centers, one of which is in the United States and is leased.

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

The Company becomes involved from time to time in various lawsuits, claims and proceedings relating to the conduct of its business, including those pertaining to environmental, government contracting, product liability, patent infringement, commercial, employment, employee benefits, and shareholder matters.

Asbestos Liability

Status of Comprehensive Asbestos Settlement

On October 21, 2004 the Company reached an agreement in principle with attorneys representing a majority of persons with current asbestos-related personal injury claims against the Company (the “Current Claimants”) and an independent representative (the “FCR”) of potential future claimants with potential asbestos-related personal injury claims against the Company (the “Future Claimants”) to resolve all current and future asbestos-related personal injury claims against the Company. The comprehensive asbestos settlement had two components: first, a $280 million trust to pay settlements of asbestos claims by Current Claimants; and second, a $230 million trust to pay settlements of claims by Future Claimants, to be structured and implemented pursuant to Section 524(g) of the U.S. Bankruptcy Code. On that date, MCC Holdings, Inc., an indirect wholly-owned subsidiary of the Company formerly known as Mark Controls Corporation (“MCC”), entered into a Master Settlement Agreement (the “MSA”) with representatives of a majority of Current Claimants who were diagnosed with asbestos-related personal injuries prior to June 9, 2004. At the same time, MCC and the representatives of Current Claimants entered into an MCC Settlement Trust Agreement, which provides for a $280 million trust (the “MCC Settlement Trust”) to be funded and administered to pay asbestos-related personal injury claims settled under the MSA. Through November 20, 2004 (the deadline for Current Claimants to indicate their desire to participate in the MCC Settlement Trust), a total of 109 law firms executed MSAs, directly or through Adoption Agreements, together with lists naming a total of approximately 196,000 participating claimants. Through December 20, 2004 (the deadline for Current Claimants to submit the required claim documentation to the independent claims reviewer), a total of approximately 171,000 claim packages were received subject to review for compliance with the terms of the MSA. While the number of claimants submitting claims under the MSA exceeds the number of filed claims against the Company in the tort system (approximately 85,000 at December 31, 2004), the Company cannot predict whether, or when, any of such additional claims will be filed against the Company in the tort system.

On December 2, 2004, the United States Court of Appeals for the Third Circuit issued its opinion and ruling in the Combustion Engineering case in which the Court reversed the District Court’s order approving Combustion Engineering’s bankruptcy Plan of Reorganization and made a number of holdings regarding the scope of Section 524(g) and the appropriate structure of transactions to confer relief for asbestos defendant companies under Section 524(g). The Court’s opinion, in the Company’s view, constituted a material change in the case law regarding Section 524(g) transactions, and accordingly, on January 24, 2005, the Company exercised its right to terminate the MSA. As a consequence of the Company’s notice of termination, the trustee of the MCC Settlement Trust has returned to the Company (i) the Company’s demand note in the principal amount of $270 million and (ii) the $10 million in cash that was paid on October 21, 2004 less certain fees and expenses of the trustee.

The termination of the MSA places the Company and asbestos claimants back into the tort system for resolution of claims, in the absence of a modified comprehensive settlement transaction agreed to by the parties or a federal legislative solution. Although the Company may continue its discussions with representatives of the asbestos claimants, there can be no assurance that the issues presented by the Combustion Engineering opinion can be resolved such that agreement on a modified 524(g) transaction for the Company will be feasible. It is expected that a new bill will be introduced in the United States Senate early in 2005 that would, if enacted into law, establish a trust fund to compensate asbestos

PART I

Item 3.	Legal Proceedings (continued)

claimants. While the Company believes that such federal legislation is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders.

Information Regarding Claims and Costs in the Tort System

As of December 31, 2004, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2004	2003	2002
Beginning claims	68,606	54,038	16,180
New claims	18,932	19,115	49,429
Settlements	(1,038)	(3,883)	(11,299)
Dismissals	(1,523)	(664)	(272)

Ending claims *	84,977	68,606	54,038

*	Does not include 35,350 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 84,977 pending claims as of December 31, 2004, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi and approximately 3,000 claims were pending in Ohio, jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

The gross settlement and defense costs in the tort system (before insurance recoveries and tax effects) for the Company in the years ended December 31, 2004 and 2003 totaled $40.9 million and $21.1 million, respectively. The Company’s total pre-tax cash payments for such settlement and defense costs net of the Company’s cost sharing arrangement with insurers in the years ended December 31, 2004 and 2003 amounted to $20.2 million and $7.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31,			Cumulative to date through December 31, 2004
(In millions)	2004	2003	2002
Settlement costs (1)	$17.2	$11.9	$7.3	$38.8
Defense costs (1)	23.7	9.2	4.8	46.0

Total costs	40.9	21.1	12.1	84.8
Pre-tax cash payments(2)	20.2	7.9	2.4	31.8

(1)	Before insurance recoveries and tax effects.

(2)	Net of cost sharing arrangements with insurers. Amounts include advance payments to third parties that are reimbursable by insurers.

The foregoing amounts do not include costs incurred by the Company relating to the comprehensive asbestos settlement announced on October 21, 2004. During the year ended December 31, 2004, the Company incurred costs of $11.5 million (before tax effects) for fees and expenses of attorneys, financial advisors and other special advisors for services relating to the comprehensive asbestos settlement. Total pre-tax cash payments for such fees and expenses through December 31, 2004

PART I

Item 3.	Legal Proceedings (continued)

amounted to $7.9 million. In addition, the Company paid $10 million into the settlement trust for current asbestos claimants, which has been returned to the Company as described above, net of certain expenses of the trustee. Cash payments related to asbestos settlement and defense costs, and certain related fees and expenses are estimated to be in the range of $50 million to $70 million during 2005, which will be offset to some degree by reimbursements from insurers and tax benefits.

The amounts shown for settlement and defense costs are not necessarily indicative of future period amounts, which may be higher or lower than those reported. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years. Payment uncertainty results from the significant proportion of future claims included in the estimated asbestos liability discussed below as well as variability of timing and terms of settlements and insurance reimbursement. In addition, there will be periods during which net cash flows increase because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage, and, consequently, the timing and amount of insurance reimbursement will vary.

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system and in view of the termination of the Master Settlement Agreement. HR&A reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs was based largely on the Company’s experience during the past two years for claims filed, settled and dismissed. The Company’s experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. After discussions with the Company, HR&A assumed that costs of defending asbestos claims in the tort system would increase to $35 million in 2005 and remain at that level (with increases of 4% per year for inflation) indexed to the number of estimated pending claims in future years. Based on this information, HR&A compiled an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two years and covering claims expected to be filed through the year 2011. Although the methodology used by HR&A will also show claims and costs for periods subsequent to 2011 (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond 2011, particularly given the possibility of federal legislation within that time frame. While it is reasonably possible that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2011. Accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011.

With the termination of the MSA and the return to the tort system for resolution of asbestos claims, management has made its best estimate of the costs through 2011 based on the analysis by HR&A. In making this estimate, the Company has adjusted the assumed rate of insurance recoveries from 30% in the context of the proposed comprehensive asbestos settlement back to 40% of the estimated liability

PART I

Item 3.	Legal Proceedings (continued)

payable over time in the tort system. A liability of $649.7 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 60% is attributable to settlement and defense costs for future claims projected to be filed through 2011. An asset of $257.2 million has been recorded representing the probable insurance reimbursement for such claims. Under the tort system, the Company incurs not only settlement costs but substantial legal defense costs, and the Company’s best estimate of settlement and defense costs for both pending and future claims through 2011 (including certain related fees and expenses) amounted to $649.7 million at December 31, 2004. This compares to the MSA-based liability estimate of $565.9 million ($578 million at September 30, 2004) which represents the cost of the one-time settlement of all asbestos claims against the Company. The $83.8 million higher liability estimate under the tort system includes the added cost to defend claims against the Company. However, the higher insurance recovery rate in the tort system (40%), as compared with the MSA (30%), is expected to provide the Company with greater insurance recoveries of approximately $97.8 million. Thus, the net estimated cost after anticipated insurance recoveries was reduced by $14 million, which increased net income by $9.1 million, or $0.15 per share, in the fourth quarter of 2004. The principal factors affecting the liability estimates under the tort system versus the MSA are (i) the tort system estimate includes defense costs while the MSA estimate did not, (ii) under generally accepted accounting principles, the tort system estimate is presented in nominal dollars while the MSA estimate is discounted to present value, (iii) insurance recoveries under the tort system are estimated at 40% of settlement and defense costs, while the MSA estimate reduced anticipated insurance recoveries to 30% in the context of the proposed comprehensive asbestos settlement, and (iv) the tort system estimate covers the period through 2011, while the MSA estimate was a full and final settlement of the liability.

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies, but there is no cost sharing or allocation agreement yet in place with the excess insurers. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40% under the tort system, as contrasted with 30% under the MSA. This insurance receivable is included in other assets.

On January 21, 2005, five of the Company’s insurers within two corporate insurer groups filed suit in Connecticut state court seeking injunctive relief against the Company and declaratory relief against the Company and dozens of the Company’s other insurers. The suit sought declaratory relief that (i) the plaintiff insurers are not obligated to pay any portion of the Company’s proposed global settlement or, at a minimum, that the plaintiff insurers are not obligated to pay any portion thereof that is unreasonable or alternatively (ii) the proposed global settlement is unreasonable in amount and therefore an improper basis on which to determine the coverage obligations that they may have to the Company. The suit also sought temporary and permanent injunctive relief restraining the Company from participating in any further settlement discussions with representatives of asbestos plaintiffs or agreeing to any settlement unless the Company permits the plaintiff insurers to both participate in such discussions and have a meaningful opportunity to consider whether to consent to any proposed settlement, or unless the Company elected to waive coverage under the insurers’ policies. The suit

PART I

Item 3.	Legal Proceedings (continued)

sought additional declaratory relief on a number of issues relating to the Company’s rights under the insurance policies issued by the plaintiff insurers and the allocation of damages among the policies issued by the plaintiff and defendant insurers. The plaintiffs also sought expedited discovery on, among other things, the Company’s proposed global settlement. At a hearing on February 22, 2005, the Company (i) contested the application for temporary injunctive relief and expedited discovery, (ii) moved to dismiss the count of the complaint seeking permanent injunctive relief on the grounds that the count was moot insofar as it addressed the proposed global settlement terminated on January 24, 2005 and not appropriate for determination insofar as it sought relief regarding any future negotiations with representatives of asbestos claimants and (iii) moved to dismiss counts of the complaint seeking declaratory relief with respect to the proposed global settlement as moot. At the hearing, the court denied the plaintiff insurers’ application for temporary injunctive relief and expedited discovery. In denying temporary injunctive relief, the court stated that the plaintiffs could not show irreparable injury and that the plaintiff insurers would have an adequate remedy at law. In light of the court’s ruling and the Company’s motions to dismiss, the insurer plaintiffs sought and received leave to amend their complaint within 30-45 days from the date of the hearing to remove certain declaratory relief counts and to remove or restate the remaining allegations.

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a revised structured settlement transaction could also change the estimated liability.

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs continues or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2004 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

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

PART I

Item 3.	Legal Proceedings (continued)

carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. Since 1994 the on-site groundwater treatment facility and soil vapor extraction system have removed approximately 36,000 pounds of trichloroethylene (“TCE”) from the soil and groundwater at the Site.

In September 2004, after extensive negotiations regarding the scope of work to be undertaken at the Site after discovery of additional TCE contamination and the detection of perchlorate during routine testing, the Company reached an agreement in principle with the EPA on a work plan for further investigation and remediation activities at the Site. This agreement is expected to be incorporated into a consent decree between the Company and the EPA in the near future. The Company recorded a before-tax charge of $40 million in the third quarter 2004 for the estimated costs through 2014 of further environmental investigation and remediation at the Site, based on this agreement in principle with the EPA.

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $25 million since 1985. In November 2003, the Company and UPI brought suit under Section 113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the government also seeks contribution with respect to future costs. Although the Company has been in discussions with the government concerning these claims, the government to date has not agreed to commit to paying any contribution to clean-up costs at the Site. In 2003, the EPA submitted to the Company a claim for approximately $2.8 million in past costs allegedly incurred at the Site, and the Company has requested and is reviewing the EPA’s supporting documentation of these costs. In January 2005, the EPA advised the Company that a formal demand for an additional $4.1 million in EPA past costs should be expected by the Company.

On July 8, 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of the $2.8 million in alleged costs. The government’s action also seeks an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the Company’s and UPI’s liabilities; and both civil penalties and punitive damages. On February 22, 2005 the Company’s action and the government’s action were consolidated into one case in U.S. District Court in Phoenix, Arizona. The Company has instructed its attorneys to continue to vigorously pursue the Company’s claim against the government, and to defend the counter-suit by the Department of Justice, with the objective of reaching a fair and reasonable allocation of liability for past and future costs in the context of a prudent and scientifically sound plan for the further investigation and clean-up of the Site. The Company does not believe that the ultimate liability for costs to be incurred in connection with the Site will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material adverse effect on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations for that period.

PART I

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Business Experience During Past Five Years	Age	Officer Since
Eric C. Fast	President, Chief Executive Officer and Acting Chief Financial Officer	President and Chief Executive Officer of the Company since April 2001, Acting Chief Financial Officer since February 2004. President and Chief Operating Officer from September 1999 to April 2001.	55	1999

Gil A. Dickoff	Treasurer	Treasurer of the Company since 1992.	43	1992

Augustus I. duPont	Vice President, General Counsel	Vice President, General Counsel and Secretary of the Company since 1996.	53	1996

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001.	51	2001

Max H. Mitchell	Vice President, Operational Excellence	Vice President, Operational Excellence of the Company since March 2004. Previously, Senior Vice President of Global Operations for the Pentair Tool Group from 2001 to 2004 and various operations positions at Danaher Corporation from 1996-2001 (Vice President of Operations and General Manager – Veeder Root, 2001; Director of Operations – Matco Tools, 1998-2001; Manager DBS, 1997-1998; and Vice President Operations – Joslyn Hi-Voltage, 1996).	41	2004

Joan Atkinson Nano	Vice President and Controller	Vice President and Controller of the Company since November 2001. Previously, Director of New Controllership Initiatives at GE Capital Corporation (financial services) from 2000 to 2001 and Director, Worldwide Planning and Analysis of Pitney Bowes Corporation (business machines and services) from 1994 to 1999 and as Assistant Corporate Controller from 1988 to 1994.	49	2001

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Name	Position	Business Experience During Past Five Years	Age	Officer Since
Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001. Vice President, Controller and Chief Tax Officer of the Company from April 2000 to November 2001, Vice President, Taxes of the Company from September 1999 to April 2000.	50	1999

Anthony D. Pantaleoni	Vice President, Environment Health and Safety	Vice President, Environment Health and Safety of the Company since 1989.	50	1989

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by Item 5(a) and 5(b) is hereby incorporated by reference to pages 72 and 75 of the 2004 Annual Report to Shareholders. The information required by Item 5(c) is not applicable as the Company did not repurchase any shares during the fourth quarter of 2004.

Item 6.	Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference to page 72 of the 2004 Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference to pages 22 through 41 and pages 64 through 69 of the 2004 Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is hereby incorporated by reference to page 41 of the 2004 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference to pages 42 through 60 and page 72 of the 2004 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART II (Continued)

Item 9A.	Controls and Procedures

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

As previously disclosed, the Company’s Chief Executive Officer, Eric C. Fast, served as Acting Chief Financial Officer during the medical leave of absence of George S. Scimone, Vice President, Finance and Chief Financial Officer. Mr. Scimone passed away on February 22, 2005 and the Company plans to hire a new chief financial officer.

Change in Internal Controls. During the fiscal quarter ended December 31, 2004, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The remaining information required by Item 9A is hereby incorporated by reference to pages 62 and 63 of the 2004 Annual Report to Shareholders.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 11, 2005, which the Company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I.

The Company’s Corporate Governance Guidelines, its charters for its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 11, 2005, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement dated March 11, 2005, which the Company has filed with the Commission pursuant to Regulation 14A.

PART III (Continued)

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders
2004 Stock Incentive Plan	6,133,267	$25.52	3,680,023
2000 Non-employee Director Stock Compensation Plan	179,500	24.80	194,323
Equity compensation plans not approved by security holders	—	—	—

Total	6,312,767	$25.50	3,874,346

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 11, 2005, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the definitive proxy statement dated March 11, 2005, which the Company has filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in common shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002 appearing on pages 42 through 60 and the reports thereon of Deloitte & Touche LLP dated February 18, 2005 appearing on pages 62 and 63 of Crane Co.’s 2004 Annual Report to Shareholders which will be furnished with the definitive proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference.

(2)	The following report and schedule should be read in connection with Crane Co.’s consolidated financial statements in the 2004 Annual Report to Shareholders:

•	Report of Deloitte & Touche LLP dated February 18, 2005 on Crane Co.’s financial statement schedule filed as part hereof.

•	Schedule II – Valuation and Qualifying Accounts

PART IV

Item 15.	Exhibits and Financial Statement Schedules (Continued)

(3) Exhibits

Exhibit No.	Description

Exhibit 10.1	Crane Co. Retirement Plan for Non-Employee Directors

Exhibit 10.2	Time Sharing Agreement

Exhibit 11	Computation of net income per share

Exhibit 13	Selected portions of the Annual Report to Shareholders for the year ended December 31, 2004

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibits to Form 10-K

There is incorporated by reference herein:

(3) (a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(b)	The Company’s By-Laws, as amended on January 24, 2000 contained in Exhibit 3B to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Instruments Defining the Rights of Security Holders, including

Indentures:

(a)	There is incorporated by reference herein:

(1)	Preferred Share Purchase Rights Agreement contained in Exhibit 1 to the Company’s Report on Form 8-K filed with the Commission on July 6, 1998.

(b)	There is incorporated by reference herein:

1)	Indenture dated as of April 1,1991 between the Registrant and the Bank of New York contained in Exhibit 4.1 to the Company’s report on Form 8-K filed with the Commission on September 16, 1998.

2)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

3)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed August 29, 2003).

PART IV

Item 15.	Exhibits and Financial Statement Schedules (Continued)

4)	Credit Agreement dated as of January 21, 2005 among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to the Company’s Current Report on Form 8-K filed January 24, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

There is incorporated by reference herein:

(a)	The forms of Employment/Severance Agreement between the Company and certain executive officers (Form I) and (Form II) which provide for the continuation of certain employee benefits upon a change of control as contained in Exhibit C of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(b)	The indemnification agreements entered into with each director and executive officer of the Company, the form of which is contained in Exhibit C to the Company’s definitive proxy statement filed with the Commission in connection with the Company’s April 27, 1987 Annual Meeting.

(c)	The Crane Co. Retirement Plan for Non-Employee Directors contained in Exhibit E to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1988. Amended in December 2004 and filed as Exhibit 10.1 of this Form 10-K.

(d)	The Crane Co. 1998 Stock Option Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50489 on Form S-8 filed with the Commission on April 20, 1998.

(e)	The Crane Co. 1998 Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50487 on Form S-8 filed with the Commission on April 20, 1998.

(f)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(g)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(h)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(i)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(j)	The employment agreement with Robert S. Evans contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as Amended in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

PART IV

Item 15.	Exhibits and Financial Statement Schedules (Continued)

(k)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(l)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Crane Co.

We have audited the consolidated financial statements of Crane Co. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated February 18, 2005 (which report includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”); such consolidated financial statements and reports are included in your 2004 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, CT

February 18, 2005

CRANE CO. AND SUBSIDIARIES

Annual Report for the Year Ended December 31, 2004

Schedule II - Schedule of Valuation and Qualifying Accounts

(in thousands)

		Additions
Description	Balance at 1/1/2004	Amounts charged to expense	Amounts charged to other accounts	Deductions	Balance at 12/31/2004
Accounts Receivable	$7,209	$10,643	—	$10,116	$7,736

Non-U.S. and state deferred assets, excluding NOL (s) and credits	$3,072	$16,529	—	—	$19,601
Federal, state and foreign NOL(s) and credits	23,944	1,934	—	—	25,878

Total *	$27,016	$18,463	—	—	$45,479

*	The above-mentioned valuation allowances are principally an offset to long term deferred tax assets on the consolidated balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
(Registrant)

By	/s/ E.C. Fast
E.C. Fast
President, Chief Executive Officer and Acting Chief Financial Officer Date 3/8/05

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OFFICERS

By	/s/ E.C. Fast	By	/s/ J.A. Nano
	E.C. Fast		J.A. Nano
	President, Chief Executive Officer,		Vice President, Controller
	Acting Chief Financial Officer and a		(Principal Accounting Officer)
	Director (Principal Executive Officer		Date 3/8/05
and Financial Officer)
Date 3/8/05

DIRECTORS

By	/s/ R.S. Evans	By	/s/ E.T. Bigelow, Jr.	By	/s/ K.E. Dykstra
	R.S. Evans		E.T. Bigelow, Jr.		K. E. Dykstra
Date	2/28/05	Date	2/28/05	Date	2/28/05

By	/s/ R.S. Forté	By	/s/ D.R. Gardner	By	/s/ J. Gaulin
	R.S. Forté		D.R. Gardner		J. Gaulin
Date	2/28/05	Date	2/28/05	Date	2/28/05

By	/s/ W.E. Lipner	By		By	/s/ C.J. Queenan, Jr.
	W.E. Lipner		D.C. Minton		C.J. Queenan, Jr.
Date	2/28/05	Date	2/28/05	Date	2/28/05

By	/s/ J.L.L. Tullis
J.L.L. Tullis
Date	2/28/05

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Crane Co. Retirement Plan for Non-Employee Directors

Exhibit 10.2	Time Sharing Agreement

Exhibit 11	Computation of net income per share

Exhibit 13	Selected portions of the Annual Report to Shareholders for the year ended December 31, 2004

Exhibit 21	Subsidiaries of the Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002