Form 10-Q
period 2005-03-31
CRANE CO /DE/
filed 2005-05-10
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the issuer’s classes of common stock, as of April 29, 2005

Common stock, $1.00 Par Value – 59,573,462 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$507,061	$448,306

Operating costs and expenses:
Cost of sales	351,641	305,926
Selling, general and administrative	113,570	103,702

Operating profit	41,850	38,678

Other income (expense):
Interest income	341	222
Interest expense	(5,720)	(6,541)
Miscellaneous - net	282	(218)

	(5,097)	(6,537)

Income before income taxes	36,753	32,141
Provision for income taxes	11,755	9,964

Net income	$24,998	$22,177

Basic & diluted net income per share:	$0.42	$0.37

Average basic shares outstanding	59,455	59,544
Average diluted shares outstanding	60,070	60,418
Dividends per share	$0.10	$0.10

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Assets

Current Assets
Cash and Cash Equivalents	$32,577	$50,727

Accounts Receivable	320,283	308,140

Inventories:
Finished goods	93,723	90,367
Finished parts and subassemblies	46,509	62,678
Work in process	50,343	45,022
Raw materials	103,688	86,224

	294,263	284,291

Other Current Assets	62,696	59,648

Total Current Assets	709,819	702,806

Property, Plant and Equipment:
Cost	780,891	787,104
Less accumulated depreciation	500,224	499,508

	280,667	287,596

Insurance Receivable - Asbestos	241,833	245,160

Other Assets	237,682	237,415

Intangible Assets	62,117	64,450
Goodwill	575,767	579,081

Total Assets	$2,107,885	$2,116,508

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	March 31, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt and loans payable	$3,418	$371
Accounts payable	156,176	161,477
Current asbestos liability	67,800	67,800
Accrued liabilities	150,756	157,730
U.S. and foreign taxes on income	27,669	22,636

Total Current Liabilities	405,819	410,014

Long-Term Debt	292,033	296,592

Accrued Pension and Postretirement Benefits	40,826	40,518

Deferred Tax Liability	74,508	71,367

Long-Term Asbestos Liability	567,777	581,914

Other Liabilities	51,805	52,409

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	111,434	111,434
Retained earnings	719,463	706,505
Accumulated other comprehensive income	69,708	80,246
Common stock held in treasury	(297,914)	(306,917)

Total Common Shareholders’ Equity	675,117	663,694

Total Liabilities and Shareholders’ Equity	$2,107,885	$2,116,508

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(12,870)	(13,223)

Common Stock Outstanding	59,556	59,203

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$24,998	$22,177
Income from joint venture	(1,198)	(534)
Depreciation and amortization	15,297	13,798
Deferred income taxes	(4)	(297)
Cash used for operating working capital	(45,021)	(29,474)
Other	982	(2,376)

Subtotal	(4,946)	3,294
Payments for asbestos-related fees and costs, net	(10,824)	(5,396)
Refund associated with termination of the Master Settlement Agreement	9,925	—

Total used for operating activities	(5,845)	(2,102)

Investing activities:
Capital expenditures	(5,575)	(5,144)
Proceeds from disposition of capital assets	255	174
Payments for acquisitions	—	(50,630)

Total used for investing activities	(5,320)	(55,600)

Financing activities:
Equity:
Dividends paid	(5,955)	(5,953)
Settlement of shares-open market	—	(23,466)
Settlement of shares-stock incentive programs	—	(1,045)
Stock options exercised	1,761	7,587

Net equity	(4,194)	(22,877)
Debt:
Repayments of long-term debt	(4,764)	(100,304)
Net increase in short-term debt	3,080	77,561

Net debt	(1,684)	(22,743)

Total used for financing activities	(5,878)	(45,620)
Effect of exchange rates on cash and cash equivalents	(1,107)	(115)

Decrease in cash and cash equivalents	(18,150)	(103,437)
Cash and cash equivalents at beginning of period	50,727	142,518

Cash and cash equivalents at end of period	$32,577	$39,081

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(25,391)	$(25,230)
Inventories	(12,874)	(6,308)
Other current assets	(2,228)	(810)
Accounts payable	(3,828)	10,004
Accrued liabilities	(5,789)	(11,340)
U.S. and foreign taxes on income	5,089	4,210

Total	$(45,021)	$(29,474)

Supplemental disclosure of cash flow information:
Interest paid	$6,781	$10,211
Income taxes paid	4,471	5,765

See Notes to Consolidated Financial Statements

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended March 31,
(in Thousands)	2005	2004
Net Sales
Aerospace & Electronics	$133,581	$119,277
Engineered Materials	80,798	69,010
Merchandising Systems	43,753	39,450
Fluid Handling	228,552	203,888
Controls	20,516	16,753
Intersegment Elimination	(139)	(72)

Total	$507,061	$448,306

Operating Profit
Aerospace & Electronics	$15,950	$20,222
Engineered Materials	16,858	15,531
Merchandising Systems	3,781	474
Fluid Handling	12,424	8,727
Controls	1,759	889
Corporate	(8,922)	(7,165)

Total	$41,850	$38,678

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Stock-based employee compensation expense is not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month periods ended March 31, 2005 and 2004 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2005	2004
Net income as reported	$24,998	$22,177
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,302)	(836)

Pro forma	$23,696	$21,341

Net income per share
As reported — basic and diluted	$0.42	$0.37
Pro forma — basic	0.40	0.36
Pro forma — diluted	0.39	0.36

3.	Comprehensive Income

Total comprehensive income for the three-month periods ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
(In Thousands)	2005	2004
Net income	$24,998	$22,177
Foreign currency translation adjustments	(10,538)	(2,306)

Comprehensive income	$14,460	$19,871

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(In Thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Balance at beginning of year	$579,081	$536,239
Additions	—	36,914
Translation and other adjustments	(3,314)	5,928

Balance at end of year	$575,767	$579,081

Changes to intangible assets are as follows:

(In Thousands)	Three Months Ended March 31, 2005	Year Ended December 31, 2004
Balance at beginning of year, net of accumulated amortization	$64,450	$56,725
Additions	—	10,104
Translation and other adjustments	(432)	6,902
Amortization expense	(1,901)	(9,281)

Balance at end of year, net of accumulated amortization	$62,117	$64,450

A summary of intangible assets follows:

	March 31, 2005		December 31, 2004
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$83,374	$34,966	$83,710	$34,167
Drawings	10,825	6,273	10,825	5,930
Other	15,988	6,831	16,237	6,225

	$110,187	$48,070	$110,772	$46,322

Amortization expense for these intangible assets is expected to be approximately $6.7 million in 2006, $6.0 million in 2007, $5.2 million in 2008, $5.0 million in 2009 and $5.0 million in 2010.

Intangible assets totaled $62.1 million, net of accumulated amortization of $48.1 million at March 31, 2005. Included within this amount is $12.2 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142, Goodwill and Other Intangible Assets.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

5.	Asbestos Liability

Information Regarding Claims and Costs

As of March 31, 2005, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31, 2004
	2005	2004
Beginning claims	84,977	68,606	68,606
New claims	2,807	3,769	18,932
Settlements	(413)	(237)	(1,038)
Dismissals	(448)	(257)	(1,523)

Ending claims *	86,923	71,881	84,977

*	Does not include 35,434 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 86,923 pending claims as of March 31, 2005, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi, and approximately 4,000 claims were pending in Ohio, jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Since the termination of the comprehensive master settlement agreement on January 24, 2005 the Company has been resolving claims filed against it in the tort system. The Company has not reengaged in discussions with representatives of current or future asbestos claimants with respect to such a comprehensive settlement. It is expected that a new bill will be introduced in the United States Senate in 2005 that would, if enacted into law, establish a trust fund to compensate asbestos claimants. While the Company believes that such federal legislation is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders.

The gross settlement and defense costs (before insurance recoveries and tax effects) for the Company in the three-month periods ended March 31, 2005 and 2004 totaled $7.2 million and $9.6 million, respectively. As the Company transitioned back to the tort system during the first quarter of 2005, settlement and defense costs increased from levels in January that were well below the average monthly cost in 2004 to levels in March that were generally consistent with experience in 2004. As a result, costs for the first quarter of 2005 may not be indicative of the costs to be incurred in subsequent quarters of 2005. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. The Company’s total pre-tax cash payments for settlement and defense costs net of the Company’s cost sharing arrangement with insurers in the three-month periods ended March 31, 2005 and 2004 amounted to $7.2 million and $5.4 million, respectively. Detailed below are the comparable amounts for the periods indicated.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,		Year Ended December 31, 2004	Cumulative to date through March 31, 2005
(In millions)	2005	2004
Settlement costs (1)	$3.0	$4.1	$17.2	$41.8
Defense costs (1)	4.2	5.5	23.7	50.2

Total costs	$7.2	$9.6	$40.9	$92.0
Pre-tax cash payments(2)	$7.2	$5.4	$20.2	$39.0

(1)	Before insurance recoveries and tax effects.
(2)	Net of cost sharing arrangements with insurers. Amounts include advance payments to third parties that are reimbursable by insurers.

The foregoing amounts do not include $3.6 million of costs paid by the Company in the three months ended March 31, 2005 relating to the terminated comprehensive asbestos settlement, as previously disclosed; therefore cash payments related to asbestos in the first quarter were $10.8 million, net of insurance reimbursements of $1.6 million. During the three months ended March 31, 2005, the Company received a $9.9 million refund associated with the termination of its master settlement agreement as previously disclosed. Cash payments related to asbestos settlement and defense costs, and certain related fees and expenses are estimated to be in the range of $50 million to $70 million during 2005, which will be offset to some degree by reimbursements from insurers and tax benefits.

The amounts shown for settlement and defense costs are not necessarily indicative of future period amounts, which may be higher or lower than those reported. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years. Payment uncertainty results from the significant proportion of future claims included in the estimated asbestos liability discussed below as well as variability of timing and terms of settlements. In addition, net cash flows will be augmented by insurance reimbursements, although the timing and amount of such reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage.

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs was based largely on the Company’s experience during 2003 and 2004 for claims filed, settled and dismissed. The Company’s experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. After discussions with the Company, HR&A assumed that costs of defending asbestos claims in the tort system would increase to $35 million in 2005 and remain at that level (with increases of 4% per year for inflation) indexed to the number of estimated pending claims in future years. Based on this information, HR&A compiled an estimate of the Company’s asbestos liability for pending and future claims, based on

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

claim experience over the past two years and covering claims expected to be filed through the year 2011. Although the methodology used by HR&A will also show claims and costs for periods subsequent to 2011 (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond 2011, particularly given the possibility of federal legislation within that time frame. While it is reasonably possible that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2011. Accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011.

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2005. The Company compared the current asbestos claim and resolution activity as of March 31, 2005 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $635.6 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 59% is attributable to settlement and defense costs for future claims projected to be filed through 2011. An asset of $253.9 million ($12 million current, $241.9 million long-term) has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% determined as described below.

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies, but there is no cost sharing or allocation agreement yet in place with the excess insurers. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%. This insurance receivable is included in other assets.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Certain Legal Proceedings

On January 21, 2005, five of the Company’s insurers within two corporate insurer groups filed suit in Connecticut state court seeking injunctive relief against the Company and declaratory relief against the Company and dozens of the Company’s other insurers. The suit also sought temporary and permanent injunctive relief restraining the Company from participating in any further settlement discussions with representatives of asbestos plaintiffs or agreeing to any settlement unless the Company permitted the plaintiff insurers to both participate in such discussions and have a meaningful opportunity to consider whether to consent to any proposed settlement, or unless the Company elected to waive coverage under the insurers’ policies. The plaintiffs also sought expedited discovery on, among other things, the Company’s proposed global settlement. At a hearing on February 22, 2005, the Company (i) contested the application for temporary injunctive relief and expedited discovery, (ii) moved to dismiss the count of the Complaint seeking injunctive relief on the grounds that the count was moot insofar as it addressed the proposed global settlement terminated on January 24, 2005 and not appropriate for determination insofar as it sought relief regarding any future negotiations with representatives of asbestos claimants, and (iii) moved to dismiss counts of the Complaint seeking declaratory relief with respect to the proposed global settlement as moot. At the hearing, the Court denied the plaintiff insurers’ application for temporary injunctive relief and expedited discovery. In denying temporary injunctive relief, the Court stated that the plaintiffs could not show irreparable injury and that the plaintiff insurers would have an adequate remedy at law. In light of the Court’s ruling and the Company’s motions to dismiss, the insurer plaintiffs sought and received leave to amend their Complaint to remove certain declaratory relief counts and to remove or restate the remaining allegations.

On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint seeks: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. The Company believes it has meritorious defenses to the Amended Complaint and intends to defend this matter vigorously.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2005	2004	2005	2004
Service cost	$4,329	$3,878	$43	$40
Interest cost	7,791	7,360	294	249
Expected rate of return on plan assets	(9,793)	(8,893)	—	—
Amortization of prior service cost	142	202	(42)	(21)
Amortization of net (gain) loss	90	(64)	(21)	(43)

Net periodic cost	$2,559	$2,483	$274	$225

The Company expects, based on current actuarial calculations, to contribute cash of $8.6 million to its domestic and foreign defined benefit plans and $2.1 million to its other postretirement benefit plans in 2005. During the first three months of 2005 the Company contributed $1.0 million to its defined benefit plans and $.5 million to its other postretirement benefit plans. The Company contributed cash of $3.4 million to its defined benefit plans and $2.9 million to its other postretirement benefit plans in 2004.

Cash contributions in subsequent years will depend on a number of factors, including the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission and are incorporated by reference herein.

Results from Operations

First quarter of 2005 compared with first quarter of 2004

First quarter 2005 sales increased $58.8 million, or 13%, including core business growth of $44.3 million (10%), favorable foreign currency translation of $8.8 million (2%) and incremental sales from P.L. Porter (“Porter”) and the Hattersley brand, acquired in late January 2004, of $5.7 million (1%). Operating profit of $41.9 million rose 8% as compared with $38.7 million in the prior year, driven by higher sales and overall productivity improvements, tempered by higher severance costs of $2.3 million ($4.8 million in 2005 vs. $2.5 million in 2004), provisions for several loss contracts in the Electronics Group of $2.3 million, planned costs associated with two facility closures of $1.7 million and higher overall costs in the Electronics Group. Operating profit margin was 8.3% compared with 8.6% in the first quarter 2004. First quarter 2005 net income increased to $25.0 million, or $.42 per share, compared with net income of $22.2 million, or $0.37 per share, reported in the first quarter 2004.

Net sales from foreign businesses were 33% and 32% of first quarter total net sales in 2005 and 2004, respectively. Operating profit margins in the first quarter from foreign businesses were 7.4% in 2005 versus 4.3% in 2004 reflecting significant improvement in the coin changing equipment business within the Merchandising Systems segment and certain businesses within the Fluid Handling segment resulting from improved demand, customer price increases and productivity improvements. Operating profit margins in the first quarter for domestic businesses were 8.7% in 2005 versus 10.7% in 2004 reflecting higher severance costs, provisions for several loss contract programs in the Electronics Group and costs associated with facility closures primarily within the Fluid Handling segment.

Order backlog at March 31, 2005 totaled $612.6 million compared with backlog of $566.7 million at December 31, 2004 and $525.7 million at March 31, 2004.

Segment Results

All comparisons below reference the first quarter 2005 versus the first quarter 2004 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	First Quarter
(dollars in millions)	2005	2004	Change
Sales	$133.6	$119.3	$14.3	12%
Operating Profit	$16.0	$20.2	$(4.2)	(21)%
Profit Margin	11.9%	17.0%

The first quarter 2005 sales increase of $14.3 million reflected core business sales increases from improving OEM demand and an additional month of sales from P.L. Porter, acquired in late January 2004. Operating margins declined sharply driven by higher severance costs of $2.0 million ($2.2 million in 2005 vs. $.2 million in 2004), mostly in the Aerospace Group, and an overall decline in Electronics Group profitability.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aerospace Group sales of $85.3 million increased $12.2 million, or 17%, from $73.1 million in the prior year. The sales increase was primarily due to higher commercial and business jet OEM aircraft delivery rates, stronger military demand and incremental sales from the Porter acquisition. First quarter operating profit increased 8% ($1.0 million) from improved sales volume. Operating profit included higher severance costs of $1.6 million ($1.8 million in 2005 vs. $.2 million in 2004).

Electronics Group sales of $48.5 million increased $2.1 million compared with the prior year principally from increased power, microwave and microelectronics sales. Operating profit declined 73%, or $5.3 million, including provisions for several loss contracts ($2.3 million), higher severance related costs of $.4 million compared with negligible severance in the prior year and higher overall costs from inefficient plant utilization which the Company is aggressively addressing.

The Aerospace & Electronics Segment backlog was $367.5 million at March 31, 2005, compared with $341.5 million at December 31, 2004 and $320.0 million at March 31, 2004.

Engineered Materials

	First Quarter
(dollars in millions)	2005	2004	Change
Sales	$80.8	$69.0	$11.8	17%
Operating Profit	$16.9	$15.5	$1.4	9%
Profit Margin	20.9%	22.5%

The first quarter 2005 sales increase of $11.8 million, or 17%, reflected customer price increases (12%) and continued solid demand for fiberglass-reinforced panels (5%), particularly for transportation and recreational vehicles. Operating profit margin declined slightly compared with the prior year because of the offsetting effect of customer price increases and higher raw material costs.

Order backlog at March 31, 2005 totaled $19.4 million compared with backlog of $16.4 million at December 31, 2004 and $17.6 million at March 31, 2004.

Merchandising Systems

	First Quarter
(dollars in millions)	2005	2004	Change
Sales	$43.8	$39.5	$4.3	11%
Operating Profit	$3.8	$.5	$3.3	+100%
Profit Margin	8.6%	1.2%

The sales increase of $4.3 million, or 11%, included a $3.4 million (9%) improvement in core business sales, reflecting improved demand for both vending machines in the U.S. and coin changing equipment in Europe, and $.9 million (2%) of favorable foreign currency translation. The significant improvement in operating profit and margin reflected the improved productivity on higher sales volumes, as well as the net efficiencies realized from first quarter 2004 severance actions in Europe.

Order backlog at March 31, 2005 totaled $9.5 million compared with backlog of $12.0 million at December 31, 2004 and $11.2 million at March 31, 2004.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fluid Handling

	First Quarter
(dollars in millions)	2005	2004	Change
Sales	$228.6	$203.9	$24.7	12%
Operating Profit	$12.4	$8.7	$3.7	43%
Profit Margin	5.4%	4.3%

The first quarter sales increase of $24.7 million, or 12%, included $17.3 million (8%) from core businesses and $7.4 million (4%) from favorable foreign currency translation. Operating profit improved 43% in the first quarter, as the benefits of strengthening demand, customer price increases and productivity improvements offset higher raw material costs, facility closure costs of $1.5 million and higher severance costs of $1.3 million ($2.2 million in 2005 vs. $.9 in 2004).

Valve Group sales of $124.7 million increased $11.3 million, or 10%, from the prior year. The increase is due to $7.8 million (7%) from generally stable to improving industrial valve market demand and customer price increases and $3.5 million from favorable foreign currency translation. The significant rise in operating profit reflected increased sales and improvement in the marine valve business partly offset by higher severance costs of $1.5 million ($1.9 million in 2005 vs. $.4 in 2004). Operating profit margin was 4.8% versus 2.3% in the prior year.

Crane Ltd. sales of $34.0 million increased $5.6 million, or 20%, from improving demand in the water and gas markets (13%), favorable foreign currency translation (4%) and the remainder mainly from the Hattersley brand, acquired in late January 2004. Operating profit margin remained approximately 6%.

Crane Pumps & Systems sales of $23.9 million increased $1.5 million, or 7%, reflecting price increases and continued strength in the professional plumbing market. Operating profit margin was 2.4%, down from 10.6% in the prior year, due to the planned cost ($1.5 million) for closure of the Salem, Ohio manufacturing facility and related severance. The operating profit decline approximated the facility closure costs as the impact of unfavorable product mix offset increased sales.

Crane Supply sales of $35.5 million increased $7.2 million, or 25%, from continued strong demand for core pipe and fitting products, particularly in the commercial construction, industrial maintenance, repair and overhaul (“MRO”), mining and petrochemical segments (16%) and favorable foreign currency translation (9%). Operating profit margin remained approximately 9%.

Resistoflex-Industrial sales of $10.1 million increased $.8 million, or 8%, on moderate demand growth from MRO and small project business, and customer price increases. Operating profit increased significantly from a loss position in the prior year and profit margin was approximately 11%, as this business continues to realize benefits from its lower cost structure.

The Fluid Handling Segment backlog was $200.6 million at March 31, 2005 compared with $183.2 million at December 31, 2004 and $164.0 million at March 31, 2004.

Controls

	First Quarter
(dollars in millions)	2005	2004	Change
Sales	$20.5	$16.8	$3.7	22%
Operating Profit	$1.8	$.9	$.9	100%
Profit Margin	8.6%	5.3%

Sales improvements were attributable to increased demand for products primarily in the oil and gas exploration and gas transmission markets, driven by higher exploration and production activity. Operating profit doubled from the prior year due to increased volume.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Order backlog at March 31, 2005 totaled $15.6 million compared with backlog of $13.7 million at December 31, 2004 and $13.0 million at March 31, 2004.

Financial Position

Net debt totaled 28.0% of capital at March 31, 2005 compared with 27.1% at December 31, 2004.

Liquidity and Capital Resources

For the three months ended March 31, 2005, the Company used $5.8 million of cash from operating activities, including $10.8 million for net asbestos-related payments and the refund of $9.9 million associated with the termination of the master settlement trust agreement. This compares to $2.1 million that was used in the first quarter of 2004 and reflects higher working capital needs to support stronger business levels. During the first quarter 2005, the Company invested $5.6 million in capital expenditures and paid $6.0 million in dividends to shareholders.

At March 31, 2005, the Company had unused domestic credit lines of $447.7 million available for general corporate purposes, including acquisitions. An additional $150 million term loan facility under the Company’s $450 Million Credit Agreement was conditioned upon successful completion of a structured asbestos settlement. Following the termination in January 2005 of the comprehensive master settlement agreement, the Company had no further need for this credit, and on May 9, 2005, the Company elected to terminate the obligations of its lenders to make term loans under this facility, effective May 12, 2005.

All long-term debt outstanding at March 31, 2005 was at fixed rates as follows: $100 million at 6.75% due 2006, and $200 million at 5.50% due 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2005, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims are discussed in note 5 to the consolidated financial statements which is incorporated herein by reference. Except as discussed in this note, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales and no repurchase of equity securities during the period.

Item 4. Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of shareholders was held on April 25, 2005.

B)	The following three Directors were elected to serve for three years until the Annual Meeting of 2008.

Mr. E. Thayer Bigelow, Jr.

Mr. Jean Gaulin

Mr. Charles J. Queenan

The following Directors’ terms of office continue following the Annual Meeting: Karen E. Dykstra, R.S. Evans, Eric C. Fast, Richard S. Forté, Dorsey R. Gardner, William E. Lipner, Dwight C. Minton, and James L.L. Tullis.

C)	The following three Directors were elected to serve for three years until the Annual Meeting of 2008.

Mr. E. Thayer Bigelow, Jr.

Vote for	55,580,835
Vote withheld	432,291

Mr. Jean Gaulin

Vote for	55,032,672
Vote withheld	980,454

Mr. Charles J. Queenan

Vote for	54,751,806
Vote withheld	1,261,320

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2005.

Vote for	55,363,040
Vote against	537,615
Abstained	112,471

Part II - Other Information

Item 6. Exhibits

Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 10, 2005	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
May 10, 2005	By	/s/ J. Robert Vipond
J. Robert Vipond
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)