Form 10-Q
period 2005-06-30
CRANE CO /DE/
filed 2005-08-08
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 29, 2005

Common stock, $1.00 Par Value – 59,920,107 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$525,619	$479,107	$1,032,680	$927,412

Operating costs and expenses:
Cost of sales	363,333	324,348	714,974	630,274
Selling, general and administrative	107,388	104,004	220,958	207,706

Operating profit	54,898	50,755	96,748	89,432

Other income (expense):
Interest income	161	167	502	389
Interest expense	(5,742)	(5,687)	(11,462)	(12,228)
Miscellaneous - net	1,784	37	2,066	(181)

	(3,797)	(5,483)	(8,894)	(12,020)

Income before income taxes	51,101	45,272	87,854	77,412
Provision for income taxes	15,427	14,034	27,182	23,998

Net income	$35,674	$31,238	$60,672	$53,414

Basic net income per share:	$0.60	$0.53	$1.02	$0.90

Diluted net income per share:	$0.59	$0.52	$1.01	$0.89

Average basic shares outstanding	59,606	59,214	59,527	59,395
Average diluted shares outstanding	60,091	60,042	60,060	60,240
Dividends per share	$0.10	$0.10	$0.20	$0.20

See Notes to Consolidated Financial Statements

Part I- Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets
Cash and Cash Equivalents	$59,624	$50,727

Accounts Receivable	323,044	308,140

Inventories:
Finished goods	95,075	90,367
Finished parts and subassemblies	44,103	62,678
Work in process	47,913	45,022
Raw materials	97,811	86,224

	284,902	284,291

Other Current Assets	58,934	59,648

Total Current Assets	726,504	702,806

Property, Plant and Equipment:
Cost	759,542	787,104
Less accumulated depreciation	487,963	499,508

	271,579	287,596

Insurance Receivable - Asbestos	238,217	245,160

Other Assets	236,836	237,415

Intangible Assets	59,932	64,450
Goodwill	568,209	579,081

Total Assets	$2,101,277	$2,116,508

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	June 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt and loans payable	$477	$371
Accounts payable	148,083	161,477
Current asbestos liability	67,800	67,800
Accrued liabilities	151,396	157,730
U.S. and foreign taxes on income	31,435	22,636

Total Current Liabilities	399,191	410,014

Long-Term Debt	292,566	296,592

Accrued Pension and Postretirement Benefits	40,490	40,518

Deferred Tax Liability	74,082	71,367

Long-Term Asbestos Liability	555,727	581,914

Other Liabilities	51,800	52,409

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—

Common Shareholders’ Equity: Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	111,434	111,434
Retained earnings	750,803	706,505
Accumulated other comprehensive income	48,472	80,246
Common stock held in treasury	(295,714)	(306,917)

Total Common Shareholders’ Equity	687,421	663,694

Total Liabilities and Shareholders’ Equity	$2,101,277	$2,116,508

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(12,754)	(13,223)

Common Stock Outstanding	59,672	59,203

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$60,672	$53,414
Income from joint venture	(2,582)	(1,668)
Depreciation and amortization	29,716	28,629
Deferred income taxes	456	(303)
Cash used for operating working capital	(44,636)	(37,106)
Other	2,677	(2,575)

Subtotal	46,303	40,391
Payments for asbestos-related fees and costs, net	(19,258)	(10,027)
Refund associated with termination of the Master Settlement Agreement	9,925	—

Total provided by operating activities	36,970	30,364

Investing activities:
Capital expenditures	(11,375)	(10,902)
Proceeds from disposition of capital assets	1,381	795
Payments for acquisitions	—	(50,630)

Total used for investing activities	(9,994)	(60,737)

Financing activities:
Equity:
Dividends paid	(11,920)	(11,868)
Settlement of shares-open market	—	(42,748)
Settlement of shares-stock incentive programs	(2,570)	(1,820)
Stock options exercised	4,446	11,000

Net equity	(10,044)	(45,436)
Debt:
Repayments of long-term debt	(4,540)	(100,306)
Net increase in short-term debt	115	72,552

Net debt	(4,425)	(27,754)

Total used for financing activities	(14,469)	(73,190)
Effect of exchange rates on cash and cash equivalents	(3,610)	(612)

Increase (decrease) in cash and cash equivalents	8,897	(104,175)
Cash and cash equivalents at beginning of period	50,727	142,518

Cash and cash equivalents at end of period	$59,624	$38,343

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(34,345)	$(46,135)
Inventories	(8,453)	(17,380)
Other current assets	414	2,309
Accounts payable	(9,178)	22,747
Accrued liabilities	(2,111)	(6,632)
U.S. and foreign taxes on income	9,037	7,985

Total	$(44,636)	$(37,106)

Supplemental disclosure of cash flow information:
Interest paid	$11,598	$14,820
Income taxes paid	10,922	16,073

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

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Thousands)	2005	2004	2005	2004
Net Sales
Aerospace & Electronics	$133,940	$126,436	$267,521	$245,713
Engineered Materials	79,194	74,321	159,992	143,331
Merchandising Systems	45,687	42,591	89,440	82,041
Fluid Handling	245,917	217,890	474,468	421,778
Controls	20,967	17,945	41,483	34,698
Intersegment Elimination	(86)	(76)	(224)	(149)

Total	$525,619	$479,107	$1,032,680	$927,412

Operating Profit
Aerospace & Electronics	$18,268	$23,927	$34,218	$44,148
Engineered Materials	18,286	15,782	35,144	31,313
Merchandising Systems	4,052	3,121	7,833	3,595
Fluid Handling	20,033	14,923	32,457	23,649
Controls	1,817	1,237	3,577	2,127
Corporate	(7,558)	(8,235)	(16,481)	(15,400)

Total	$54,898	$50,755	$96,748	$89,432

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. In accounting for its stock-based compensation plans, the Company applies the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Stock-based employee compensation expense is not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month and six-month periods ended June 30, 2005 and 2004 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Net income as reported	$35,674	$31,238	$60,672	$53,414
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,688)	(1,056)	(2,990)	(1,892)

Pro forma	$33,986	$30,182	$57,682	$51,522

Net income per share — Basic
As reported	$0.60	$0.53	$1.02	$0.90
Pro forma	0.57	0.51	0.97	0.87
Net income per share — Diluted
As reported	$0.59	$0.52	$1.01	$0.89
Pro forma	0.57	0.50	0.96	0.86

3.	Comprehensive Income

Total comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2005	2004	2005	2004
Net income	$35,674	$31,238	$60,672	$53,414
Foreign currency translation adjustments	(21,236)	(3,123)	(31,774)	(5,429)

Comprehensive income	$14,438	$28,115	$28,898	$47,985

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(In Thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Balance at beginning of period	$579,081	$536,239
Additions	—	36,914
Translation and other adjustments	(10,872)	5,928

Balance at end of period	$568,209	$579,081

Changes to intangible assets are as follows:

(In Thousands)	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Balance at beginning of period, net of accumulated amortization	$64,450	$56,725
Additions	—	10,104
Translation and other adjustments	(677)	6,902
Amortization expense	(3,841)	(9,281)

Balance at end of period, net of accumulated amortization	$59,932	$64,450

A summary of intangible assets follows:

	June 30, 2005		December 31, 2004
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$82,690	$35,828	$83,710	$34,167
Drawings	10,825	6,650	10,825	5,930
Other	16,172	7,277	16,237	6,225

	$109,687	$49,755	$110,772	$46,322

Amortization expense for these intangible assets is expected to be approximately $6.6 million in 2006, $5.9 million in 2007, $5.2 million in 2008, $5.0 million in 2009 and $5.0 million in 2010.

Intangible assets totaled $59.9 million, net of accumulated amortization of $49.8 million at June 30, 2005. Included within this amount is $12.2 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142, Goodwill and Other Intangible Assets.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

5.	Asbestos Liability

Information Regarding Claims and Costs

As of June 30, 2005, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2005	2004	2004
Beginning claims	86,923	71,881	84,977	68,606	68,606
New claims	2,285	4,022	5,092	7,791	18,932
Settlements	(326)	(252)	(739)	(489)	(1,038)
Dismissals	(319)	(223)	(767)	(480)	(1,523)

Ending claims *	88,563	75,428	88,563	75,428	84,977

*	Does not include 36,143 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 88,563 pending claims as of June 30, 2005, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi, and approximately 4,000 claims were pending in Ohio, jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Since the termination of the comprehensive master settlement agreement on January 24, 2005 the Company has been resolving claims filed against it in the tort system. The Company has not reengaged in discussions with representatives of current or future asbestos claimants with respect to such a comprehensive settlement. While the Company believes that federal legislation to establish a trust fund to compensate asbestos claimants is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the six-month periods ended June 30, 2005 and 2004 totaled $19.9 million and $20.9 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to documentation requirements and the status of the Company’s agreements with its insurers. In addition, the timing and amount of such reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. The Company’s total pre-tax cash payments for settlement and defense costs net of payments from insurers in the six-month periods ended June 30, 2005 and 2004 amounted to $15.1 million and $10.0 million, respectively. Detailed below are the comparable amounts for the periods indicated.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2004	Cumulative to date through June 30, 2005
(In millions)	2005	2004	2005	2004
Settlement costs incurred(1)	$5.1	$4.9	$8.1	$9.0	$17.2	$46.9
Defense costs incurred(1)	7.6	6.4	11.8	11.9	23.7	57.8

Total costs incurred	$12.7	$11.3	$19.9	$20.9	$40.9	$104.7
Pre-tax cash payments(2) (3)	$7.9	$4.6	$15.1	$10.0	$20.2	$46.9

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers.
(3)	Does not include a $9.9 million refund received in the first quarter of 2005 or $4.2 million of legal fees and other expenses paid by the Company in the six months ended June 30, 2005 relating to the terminated comprehensive asbestos settlement, as previously disclosed.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cash payments related to asbestos settlement and defense costs, and certain related fees and expenses, are estimated to be in the range of $40 million to $60 million during 2005, which will be offset by tax benefits of 35% and insurance recoveries. This estimate is reduced from the previous estimate of $50 million to $70 million, taking into account net cash payments through the first six months of 2005, but it is not necessarily indicative of cash requirements for asbestos costs in future periods. In 2005, the Company does not expect significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers has been essentially exhausted. The Company is negotiating terms of payment under its excess insurance policies, which provide substantial insurance coverage for asbestos liabilities. On July 22, 2005 the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against underwriters at Lloyd’s of London reinsured by Equitas Limited for a total payment of $33 million. Under the agreement, $1.5 million will be paid to the Company in the third quarter of this year. The balance will be placed into escrow for the payment of future asbestos claims, and funds remaining in escrow will be paid to the Company on January 3, 2007 if no federal asbestos legislation is enacted by that date. If federal asbestos reform is enacted before January 3, 2007, the money then remaining in escrow would be paid to Equitas, subject to a payment of $1.5 million to the Company and a hold-back of certain funds in escrow for the payment of asbestos claims during the year following enactment of asbestos legislation. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at Lloyd’s of London and reinsured by Equitas. The Company anticipates that one or more agreements with other excess insurers may be executed in the third or fourth quarter of 2005, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated reimbursement rate of 40% as described above.

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

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2005. The Company compared the current asbestos claim activity as of June 30, 2005 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $623.5 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 56% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $250.2 million ($12 million current, $238.2 million long-term) has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% determined as described below.

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%. This insurance receivable is included in other assets.

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

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if escalation in the number of claims and settlement and defense costs continues or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations and financial position in any given period from a revision to these estimates could be material.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

6.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
(In Thousands)
Service cost	$4,329	$3,878	$43	$40	$8,658	$7,756	$86	$80
Interest cost	7,791	7,360	294	249	15,582	14,720	588	498
Expected rate of return on plan assets	(9,793)	(8,893)	—	—	(19,586)	(17,786)	—	—
Amortization of prior service cost	142	202	(42)	(21)	284	404	(84)	(42)
Amortization of net (gain) loss	90	(64)	(21)	(43)	180	(128)	(42)	(86)

Net periodic cost	$2,559	$2,483	$274	$225	$5,118	$4,966	$548	$450

The Company expects, based on current actuarial calculations, to contribute cash of $8.6 million to its domestic and foreign defined benefit plans and $2.1 million to its other postretirement benefit plans in 2005. During the first six months of 2005 the Company contributed $2.9 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans. The Company contributed cash of $3.4 million to its defined benefit plans and $2.9 million to its other postretirement benefit plans in 2004.

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

Results from Operations

Second quarter of 2005 compared with second quarter of 2004

Second quarter 2005 sales increased $46.5 million, or 10%, including core business growth of $38.7 million (8%) and favorable foreign currency translation of $7.8 million (2%). Operating profit of $54.9 million rose 8% as compared with $50.8 million in the prior year quarter. Net miscellaneous income of $1.8 million in the second quarter was $1.7 million higher than in the prior year quarter due to increased joint venture income, gains and reduced expenses related to certain asset sales. Earnings per share includes a tax benefit of $.015 per share related to closure of certain tax issues that were subject to audit. Second quarter 2005 net income increased to $35.7 million, or $.59 per share, compared with net income of $31.2 million, or $.52 per share in the second quarter of 2004.

Net sales from foreign businesses were 34% and 31% of second quarter total net sales in 2005 and 2004, respectively. Operating profit margins in the second quarter from foreign businesses were 10.8% in 2005 versus 6.6% in 2004 reflecting margin improvement in the coin changing equipment business within the Merchandising Systems segment and certain businesses within the Fluid Handling segment resulting from higher sales, improved operating costs and the benefits of low-cost country sourcing. Operating profit margins in the second quarter for domestic businesses were 10.3% in 2005 versus 12.4% in 2004 reflecting the margin decline in the Aerospace & Electronics segment as well as margin declines within the Fluid Handling segment due to a plant consolidation.

Segment Results

All comparisons below reference the second quarter 2005 versus the second quarter 2004 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2005	2004
Sales	$133.9	$126.4	$7.5	6%
Operating Profit	$18.3	$23.9	$(5.6)	(24)%
Profit Margin	13.6%	18.9%

The second quarter 2005 sales increase of $7.5 million reflected sales increases of $4.6 million in the Aerospace Group and $2.9 million in the Electronics Group. Operating margins declined sharply driven by a 13% decrease in the Aerospace Group and a 49% decrease in the Electronics Group operating profit.

Aerospace Group sales of $82.0 million increased $4.6 million, or 6%, from $77.4 million in the prior year. Sales increased on higher commercial and business jet OEM aircraft delivery rates and strong demand for the newly launched iMotion seat actuation system, offsetting lower aftermarket sales. Operating profit declined $2.1 million (13%) on unfavorable mix from strong demand for lower-margin OEM business, higher engineering spending for new products and program awards, provisions for product warranty and additional facility closure costs.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Electronics Group sales of $52.1 million increased $2.9 million compared with the prior year principally on continued increased demand for power solutions. Operating profit was 49%, or $3.5 million, lower than the prior year primarily due to the dilutive effect of loss and lower-margin contracts and operating inefficiencies, which the Company continues to aggressively address.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2005	2004
Sales	$79.2	$74.3	$4.9	7%
Operating Profit	$18.3	$15.8	$2.5	16%
Profit Margin	23.1%	21.2%

The second quarter 2005 sales increase of $4.9 million, or 7%, reflected customer price increases and increased demand for fiberglass-reinforced panels in the transportation, industrial building and international markets, offsetting a slowdown in the recreational vehicle (“RV”) market. Operating profit margin improved to 23.1% primarily due to increased sales, manufacturing efficiency gains and stabilizing raw material costs in the quarter.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2005	2004
Sales	$45.7	$42.6	$3.1	7%
Operating Profit	$4.1	$3.1	$1.0	30%
Profit Margin	8.9%	7.3%

The sales increase of $3.1 million, or 7%, included $2.4 million (5%) from core business growth, driven by several large vending machine orders to international accounts. Overall market conditions for vending machines remained mixed across various markets and demand for coin changing equipment in Europe was stable. Foreign currency translation was favorable by $.7 million (2%). Operating profit and margin continued to improve versus both the first quarter and prior year, reflecting overall productivity improvements and net efficiencies realized from second quarter 2004 severance actions in Europe.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2005	2004
Sales	$245.9	$217.9	$28.0	13%
Operating Profit	$20.0	$14.9	$5.1	34%
Profit Margin	8.1%	6.8%

The second quarter sales increase of $28.0 million, or 13%, included $21.2 million (10%) from core businesses and $6.8 million (3%) from favorable foreign currency translation. Operating profit and margin continued to improve both versus the first quarter and prior year on strengthening market demand, productivity improvements and customer price increases which are now largely offsetting higher raw material costs.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valve Group sales of $132.7 million increased $16.8 million, or 15%, from the prior year. Excluding favorable foreign currency translation of $2.7 million, sales increased $14.1 million (12%) from increased market demand for industrial valves and strengthening pricing across all the valve product businesses. Operating profit increased 49% versus the prior year, reflecting higher sales, improved operating costs and favorable foreign currency impacts. Operating profit margin of 8% continued to improve from approximately 5% in the first quarter and 6% in the prior year.

Crane Ltd. sales of $36.6 million increased $8.0 million, or 28%, of which 25% was from higher sales across all major product lines with strength both domestically in the U.K. and for exports and 3% was from favorable foreign currency translation. Operating profit margin improved sharply to approximately 9%, from 6% in the first quarter and 1% in the prior year, primarily due to increased sales volume, improved manufacturing efficiencies and benefits of increased sourcing from low cost countries.

Crane Pumps & Systems sales of $24.6 million decreased $3.1 million, or 11%, reflecting product shortages from production disruptions caused by a plant consolidation, lower sales due to customer inventory reduction initiatives and lower government demand compared with the prior year. While showing improvement from approximately 2% in the first quarter, operating profit margin of approximately 6% was down from 14% in the prior year due to lower sales volume, unfavorable mix and the production disruptions.

Crane Supply sales of $40.9 million increased $7.3 million, or 22%, of which 10% was from favorable foreign currency translation and the remainder was from increased demand for core pipe, valve and fitting products, particularly in the commercial construction, industrial maintenance, repair and overhaul (“MRO”), mining and petrochemical markets. Operating profit margin was approximately 10%, up from 9% in the prior year, as price increases fully offset higher raw material costs.

Resistoflex-Industrial sales of $10.6 million increased $.4 million, or 4%. Customer price increases and strong MRO demand offset weak major project activity resulting from reduced capital spending in the pharmaceutical industry. Operating profit margin was approximately 9%, compared with 12% in the prior year.

Controls

	Second Quarter		Change
(dollars in millions)	2005	2004
Sales	$21.0	$17.9	$3.1	17%
Operating Profit	$1.8	$1.2	$.6	47%
Profit Margin	8.7%	6.9%

Sales improvements were attributable to increased demand for products primarily in the oil and gas exploration, gas transmission and truck markets. Operating profit margin increased to 8.7% from 6.9% in the prior year.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results from Operations

Year-to-date period ended June 30, 2005 compared to year-to-date period ended June 30, 2004

Year-to-date 2005 sales increased $105.3 million, or 11%, including core business growth of $82.9 million (9%), favorable foreign currency translation of $16.7 million (2%) and incremental sales from P.L. Porter (“Porter”) and the Hattersley brand, acquired in late January 2004, of $5.7 million. Operating profit of $96.7 million increased $7.3 million, or 8%, as compared with $89.4 million in the prior year. Net miscellaneous income of $2.1 million in the year-to-date period ended June 30, 2005 was higher than in the prior year from increased joint venture income and gains and reduced expenses related to asset sales. Net income increased to $60.7 million, or $1.01 per share, compared with net income of $53.4 million, or $.89 per share in the prior year period.

Net sales from foreign businesses were 33% and 32% of total net sales in the six-month periods ended June 30, 2005 and 2004, respectively. Operating profit margins from foreign businesses were 9.2% in the six months ended June 30, 2005 versus 5.5% in the six months ended June 30, 2004 reflecting significant improvement in the coin changing equipment business within the Merchandising Systems segment and certain businesses within the Fluid Handling segment resulting from improved demand, customer price increases and productivity improvements. Operating profit margins in the six-month periods for domestic businesses were 9.5% in 2005 versus 11.6% in 2004 reflecting higher severance and facility closure costs, provisions for several loss contract programs in the Electronics Group and unfavorable mix and engineering costs within the Aerospace Group.

Order backlog at June 30, 2005 totaled $612.9 million, compared with backlog of $566.7 million at December 31, 2004 and $565.9 million at June 30, 2004.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2005 versus the year-to-date period ended June 30, 2004 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2005	2004
Sales	$267.5	$245.7	$21.8	9%
Operating Profit	$34.2	$44.1	$(9.9)	(23)%
Profit Margin	12.8%	18.0%

The year-to-date 2005 sales increase of $21.8 million reflected core business sales increases from improved OEM demand and an additional month of sales from P.L. Porter, acquired in late January 2004. Operating margins declined to 12.8% from 18.0% in the prior year driven by higher severance costs, mostly in the Aerospace Group, and an overall decline in Electronics Group profitability.

Aerospace Group sales of $167.3 million increased $16.8 million, or 11%, from $150.5 million in the prior year. The sales increase was primarily due to higher commercial and business jet OEM aircraft delivery rates, stronger military demand and incremental sales from the Porter acquisition. Operating profit declined $1.1 million, or 4%, due to unfavorable mix from strong demand for lower margin OEM business, higher severance costs, engineering spending for new products and program awards and facility closure costs.

Electronics Group sales of $100.6 million increased $5.0 million, or 5%, from $95.2 million in the prior year principally from increased power, microwave and microelectronics sales. Operating profit declined 61%, or $8.8 million, from the dilutive effect of loss and lower-margin contracts and operating inefficiencies, which the Company continues to aggressively address.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Aerospace & Electronics segment backlog was $370.9 million at June 30, 2005, compared with $341.5 million at December 31, 2004 and $353.1 million at June 30, 2004.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2005	2004
Sales	$160.0	$143.3	$16.7	12%
Operating Profit	$35.1	$31.3	$3.8	12%
Profit Margin	22.0%	21.8%

The sales increase of $16.7 million, or 12%, reflected customer price increases across all product lines and increased demand for fiberglass-reinforced panels in the transportation market. Following a record year for RV product placements with units built the highest in over twenty-five years, a slight decline in volume was experienced during the first half of 2005. Operating profit margin improved as the effects of the higher sales and manufacturing efficiency gains offset the lower mix of RV sales. Benefits from product price increases entirely offset material price increases during 2005 with the escalation of raw material costs slowing.

The Engineered Materials segment backlog was $16.0 million at June 30, 2005, compared with $16.4 million at December 31, 2004 and $16.2 million at June 30, 2004.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2005	2004
Sales	$89.4	$82.0	$7.4	9%
Operating Profit	$7.8	$3.6	$4.2	+100%
Profit Margin	8.8%	4.4%

The sales increase of $7.4 million, or 9%, included a $5.8 million (7%) improvement in core business sales reflecting improved demand for both vending machines in the U.S. and coin changing equipment in Europe and $1.6 million (2%) of favorable foreign currency translation. The significant improvement in operating profit and margin reflected the improved productivity on higher sales volumes, as well as the net efficiencies realized from first quarter 2004 severance actions in Europe.

The Merchandising Systems segment backlog was $9.3 million at June 30, 2005, compared with $12.0 million at December 31, 2004 and $11.0 million at June 30, 2004.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2005	2004
Sales	$474.5	$421.8	$52.7	13%
Operating Profit	$32.5	$23.6	$8.9	37%
Profit Margin	6.8%	5.6%

The year-to-date sales increase of $52.7 million, or 13%, included $38.5 million (9%) from core businesses and $14.2 million (4%) from favorable foreign currency translation. Operating profit of $32.5 million improved 37% as compared with $23.6 million in the prior year, as the benefits of strengthening demand, customer price increases and productivity improvements offset higher raw material costs and facility closure costs. Operating profit margin improved to 6.8% from 5.6% in the prior year.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valve Group sales of $257.4 million increased $28.2 million, or 12%, from the prior year. Excluding favorable foreign currency translation of $6.1 million, sales increased $22.1 million from improving market demand for industrial valves and customer price increases. Operating profit increased 69% compared with the prior year, while operating profit margin improved to 6.5% from 4.3% in the prior year, reflecting these increased sales, improvement in the marine valve business and overall improved operating costs partly offset by increased severance expenses.

Crane Ltd. sales of $70.5 million increased $13.5 million, or 24%, from improved demand across all major product lines (18%), favorable foreign currency translation (3%) and the remainder from the acquisition of the Hattersley brand in late January 2004. Operating profit more than doubled as compared with the prior year and operating profit margin improved to 7.6% from 3.6% in the prior year primarily as a result of increased sales volume, improved manufacturing efficiencies and benefits of increased sourcing from low cost countries.

Crane Pumps & Systems sales of $48.5 million decreased $1.6 million, or 3%, reflecting product disruption caused by a plant consolidation, lower sales due to customer inventory reduction initiatives and lower government demand compared with the prior year. Operating profit decreased 69% while operating profit margin decreased to 4.1% from 12.7% in the prior year primarily due to the planned cost for closure of the Salem, Ohio manufacturing facility ($2.6 million) and unfavorable mix.

Crane Supply sales of $76.4 million increased $14.5 million, or 24%, from continued strong demand for core pipe, valve and fitting products, particularly in the commercial construction, industrial maintenance, repair and overhaul (“MRO”), mining and petrochemical markets, as well as improved pricing. Operating profit margin exceeded 9%, a modest improvement over the prior year, as customer price increases offset higher raw material costs.

Resistoflex-Industrial sales of $20.7 million increased $1.2 million, or 6%, on demand growth from MRO and small project business, and customer price increases. Operating profit increased significantly from the prior year and profit margin was 9.7% as compared to 5.0% in the prior year, as this business continues to realize benefits from its lower cost structure.

The Fluid Handling segment backlog was $201.8 million at June 30, 2005, compared with $183.2 million at December 31, 2004 and $172.1 million at June 30, 2004.

Controls

	Year-to-Date		Change
(dollars in millions)	2005	2004
Sales	$41.5	$34.7	$6.8	20%
Operating Profit	$3.6	$2.1	$1.5	68%
Profit Margin	8.6%	6.1%

Sales improvements of $6.8 million, or 20%, were attributable to increased demand for products primarily in the oil and gas exploration and gas transmission markets, driven by higher exploration and production activity. Operating profit margin of 8.6% increased from 6.1% in the prior year due to increased volume and productivity.

The Controls segment backlog was $15.0 million at June 30, 2005, compared with $13.7 million at December 31, 2004 and $13.5 million at June 30, 2004.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 25.3% of capital (net debt plus shareholders’ equity) at June 30, 2005 compared with 27.1% at December 31, 2004.

Liquidity and Capital Resources

For the six months ended June 30, 2005, the Company generated $37.0 million of cash from operating activities, including $19.3 million for net asbestos-related payments and the refund of $9.9 million associated with the termination of the comprehensive asbestos settlement. This compares to $30.4 million that was generated in the second quarter of 2004. During the six months ended June 30, 2005, the Company invested $11.4 million in capital expenditures and paid $11.9 million in dividends to shareholders.

At June 30, 2005, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This contractually committed facility is available for general corporate purposes, including acquisitions.

All long-term debt outstanding at June 30, 2005 was at fixed rates as follows: $100 million at 6.75% due 2006, and $200 million at 5.50% due 2013.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2005, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims are discussed in note 5 to the consolidated financial statements, which is incorporated herein by reference.

In recent months the Company has been engaged in settlement discussions with the City of Goodyear, Arizona (“COG”) regarding the former UniDynamics/Phoenix, Inc. manufacturing site (the “Site”) which is now part of the Phoenix-Goodyear Airport North Superfund site. UniDynamics/Phoenix, Inc. (“UPI”) became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. The COG claims that trichloroethylene and other hazardous substances found at the Site have adversely impacted certain COG drinking water wells that were taken out of service as a consequence of such contamination, imposing additional costs on COG for alternative water

Part II – Other Information

Item 1. Legal Proceedings

supply. On July 29, 2005 the Company and UPI were served with a complaint, previously filed by the COG in the U.S. District Court for the District of Arizona, seeking reimbursement for environmental response costs allegedly incurred and to be incurred by COG, and for other damages allegedly relating to the Site. The COG lawsuit seeks damages to be determined at trial, as well as punitive and exemplary damages, attorneys’ fees, and a declaratory judgment that the Company and UPI are jointly and severally liable for the costs of all future responses to be taken by COG to releases or threatened releases of hazardous substances at the Site. The Company believes that a mutually acceptable settlement can be reached with COG without a material increase in the previously recorded estimated liability relating to the Site.

Except as discussed above and in note 5 to the consolidated financial statements, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

C)	The following three Directors were elected to serve for three years until the Annual Meeting of 2008.

Mr. E. Thayer Bigelow, Jr.

Votes for	55,580,835
Votes withheld	432,291

Mr. Jean Gaulin

Votes for	55,032,672
Votes withheld	980,454

Mr. Charles J. Queenan

Votes for	54,751,806
Votes withheld	1,261,320

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2005.

Votes for	55,363,040
Votes against	537,615
Abstained	112,471

Part II - Other Information

Item 6. Exhibits

Exhibits
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 8, 2005	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief
Executive Officer

Date
August 8, 2005	By	/s/ J. Robert Vipond
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