Form 10-Q
period 2005-09-30
CRANE CO /DE/
filed 2005-11-08
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of November 2, 2005

Common stock, $1.00 Par Value – 60,238,670 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$522,231	$477,320	$1,554,912	$1,404,732

Operating costs and expenses:
Cost of sales	356,058	687,863 *	1,071,033	1,318,137 *
Selling, general and administrative	104,414	100,639	325,372	308,345

Operating profit (loss)	61,759	(311,182)	158,507	(221,750)

Other income (expense):
Interest income	503	855	1,004	1,244
Interest expense	(5,563)	(5,819)	(17,025)	(18,047)
Miscellaneous - net	778	118	2,844	(63)

	(4,282)	(4,846)	(13,177)	(16,866)

Income (loss) before income taxes	57,477	(316,028)	145,330	(238,616)
Provision (benefit) for income taxes	17,434	(110,822)	44,616	(86,824)

Net income (loss)	$40,043	$(205,206)	$100,714	$(151,792)

Basic net income (loss) per share:	$0.67	$(3.48)	$1.69	$(2.56)

Diluted net income (loss) per share:	$0.66	$(3.48)	$1.67	$(2.56)

Average basic shares outstanding	59,936	59,004	59,676	59,279
Average diluted shares outstanding	60,490	59,004	60,229	59,279
Dividends per share	$0.125	$0.10	$0.325	$0.30

*	Includes pre-tax charges for asbestos ($321.8 million) and environmental ($40 million) liabilities.

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Assets

Current Assets
Cash and Cash Equivalents	$113,604	$50,727

Accounts Receivable	328,214	308,140

Inventories:
Finished goods	87,223	90,367
Finished parts and subassemblies	44,548	62,678
Work in process	48,242	45,022
Raw materials	95,385	86,224

	275,398	284,291

Other Current Assets	61,891	59,648

Total Current Assets	779,107	702,806

Property, Plant and Equipment:
Cost	754,963	787,104
Less accumulated depreciation	486,159	499,508

	268,804	287,596

Insurance Receivable - Asbestos	232,931	245,160

Other Assets	225,904	237,415

Intangible Assets	63,718	64,450

Goodwill	566,754	579,081

Total Assets	$2,137,218	$2,116,508

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
Liabilities and Shareholders’ Equity

Current Liabilities
Current maturities of long-term debt and loans payable	$1,330	$371
Accounts payable	144,037	161,477
Current asbestos liability	67,346	67,800
Accrued liabilities	158,752	157,730
U.S. and foreign taxes on income	36,766	22,636

Total Current Liabilities	408,231	410,014

Long-Term Debt	292,933	296,592

Accrued Pension and Postretirement Benefits	39,552	40,518

Deferred Tax Liability	75,787	71,367

Long-Term Asbestos Liability	545,597	581,914

Other Liabilities	47,576	52,409

Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common Shareholders’ Equity:
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	111,455	111,434
Retained earnings	784,871	706,505
Accumulated other comprehensive income	45,703	80,246
Common stock held in treasury	(286,913)	(306,917)

Total Common Shareholders’ Equity	727,542	663,694

Total Liabilities and Shareholders’ Equity	$2,137,218	$2,116,508

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(12,344)	(13,223)

Common Stock Outstanding	60,082	59,203

See Notes to Consolidated Financial Statements

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$100,714	$(151,792)
Asbestos and environmental charges - net of tax and insurance	—	238,384
Income from joint venture	(4,476)	(2,728)
Depreciation and amortization	42,961	41,984
Deferred income taxes	8,293	166
Cash used for operating working capital	(35,063)	(39,049)
Other	6,372	(4,256)

Subtotal	118,801	82,709
Payments for asbestos-related fees and costs, net	(24,556)	(18,336)
Refund associated with termination of the Master Settlement Agreement	9,925	—

Total provided by operating activities	104,170	64,373

Investing activities:
Capital expenditures	(17,634)	(15,652)
Proceeds from disposition of capital assets	1,569	906
Payments for acquisitions	(7,157)	(49,957)

Total used for investing activities	(23,222)	(64,703)

Financing activities:
Equity:
Dividends paid	(19,429)	(17,768)
Settlement of shares-open market	—	(42,748)
Settlement of shares-stock incentive programs	(3,602)	(1,821)
Stock options exercised	14,236	11,457

Net equity	(8,795)	(50,880)

Debt:
Repayments of long-term debt	(4,446)	(100,152)
Net increase in short-term debt	1,030	41,165

Net debt	(3,416)	(58,987)

Total used for financing activities	(12,211)	(109,867)

Effect of exchange rates on cash and cash equivalents	(5,860)	(122)

Increase (decrease) in cash and cash equivalents	62,877	(110,319)
Cash and cash equivalents at beginning of period	50,727	142,518

Cash and cash equivalents at end of period	$113,604	$32,199

Detail of Cash Provided from Operating Activities
Working Capital:
Accounts receivable	$(38,549)	$(39,782)
Inventories	3,075	(30,193)
Other current assets	(1,235)	(295)
Accounts payable	(14,243)	22,790
Accrued liabilities	1,428	(10,376)
U.S. and foreign taxes on income	14,461	18,807

Total	$(35,063)	$(39,049)

Supplemental disclosure of cash flow information:
Interest paid	$18,304	$21,704
Income taxes paid	13,588	22,910

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

1.	Segment Results

Net sales and operating profit (loss) by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004
Net Sales:
Aerospace & Electronics	$141,722	$127,144	$409,243	$372,857
Engineered Materials	75,558	69,913	235,550	213,244
Merchandising Systems	40,610	44,078	130,050	126,119
Fluid Handling	244,036	217,652	718,504	639,430
Controls	20,413	18,737	61,896	53,435
Intersegment Elimination	(108)	(204)	(331)	(353)

Total	$522,231	$477,320	$1,554,912	$1,404,732

Operating Profit (Loss):
Aerospace & Electronics	$26,461	$23,574	$60,679	$67,722
Engineered Materials	15,691	13,283	50,835	44,596
Merchandising Systems	3,529	4,170	11,362	7,765
Fluid Handling	21,131	15,844	53,588	39,493
Controls	1,711	1,688	5,287	3,815
Corporate *	(6,764)	(369,741)	(23,244)	(385,141)

Total	$61,759	$(311,182)	$158,507	$(221,750)

*	Included within Corporate are non-cash charges recorded in the third quarter 2004 for the comprehensive settlement of asbestos claims reached with attorneys for present and future claimants and an agreement in principle reached with the Environmental Protection Agency on the scope of work for further investigation and remediation for the Company’s Goodyear, Arizona Superfund site. The third quarter 2004 pre-tax asbestos charge was $321.8 million, or $3.60 per share after tax, while the pre-tax environmental charge was $40 million, or $.44 per share after tax. The comprehensive settlement agreement was subsequently terminated on January 24, 2005.

2.	Stock-Based Compensation Plans

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Stock-based employee compensation expense is not reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The pro forma net income and earnings per share listed below reflect the impact of measuring compensation expense for options granted in the three-month and nine-month periods ended September 30, 2005 and 2004 in accordance with the fair-value-based method prescribed by SFAS 123, “Accounting for Stock-Based Compensation” and amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” These amounts may not be representative of future years’ amounts, as options vest over a three-year period and, generally, additional awards are made each year.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Net income (loss) as reported	$40,043	$(205,206)	$100,714	$(151,792)
Less: Compensation expense determined under fair value based method for all awards, net of tax effects	(1,341)	(1,239)	(4,331)	(3,131)

Pro forma	$38,702	$(206,445)	$96,383	$(154,923)

Net income (loss) per share — Basic
As reported	$0.67	$(3.48)	$1.69	$(2.56)
Pro forma	0.65	(3.50)	1.62	(2.61)
Net income (loss) per share — Diluted
As reported	$0.66	$(3.48)	$1.67	$(2.56)
Pro forma	0.64	(3.50)	1.60	(2.61)

3.	Net Income (Loss) Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. For the three and nine months ended September 30, 2004, 618,000 and 761,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2005	2004	2005	2004
Net income (loss)	$40,043	$(205,206)	$100,714	$(151,792)
Average basic shares outstanding	59,936	59,004	59,676	59,279
Effect of dilutive stock options	554	—	553	—

Average diluted shares outstanding	60,490	59,004	60,229	59,279
Basic net income (loss) per share	$0.67	$(3.48)	$1.69	$(2.56)
Diluted net income (loss) per share	0.66	(3.48)	1.67	(2.56)

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004
Net income (loss)	$40,043	$(205,206)	$100,714	$(151,792)
Foreign currency translation adjustments	(2,769)	5,826	(34,543)	397

Comprehensive income (loss)	$37,274	$(199,380)	$66,171	$(151,395)

5.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
(In Thousands)
Balance at beginning of period	$579,081	$536,239
Additions	—	36,914
Translation and other adjustments	(12,327)	5,928

Balance at end of period	$566,754	$579,081

Changes to intangible assets are as follows:
	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
(In Thousands)
Balance at beginning of period, net of accumulated amortization	$64,450	$56,725
Additions	4,870	10,104
Translation and other adjustments	145	6,902
Amortization expense	(5,747)	(9,281)

Balance at end of period, net of accumulated amortization	$63,718	$64,450

A summary of intangible assets follows:

	September 30, 2005		December 31, 2004
(In Thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$82,508	$36,636	$83,710	$34,167
Drawings	10,825	7,026	10,825	5,930
Other	22,444	8,397	16,237	6,225

	$115,777	$52,059	$110,772	$46,322

Amortization expense for these intangible assets is expected to be approximately $7.1 million in 2006, $6.3 million in 2007, $5.7 million in 2008, $5.4 million in 2009 and $5.4 million in 2010.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Intangible assets totaled $63.7 million, net of accumulated amortization of $52.1 million at September 30, 2005. Included within this amount is $12.2 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized under SFAS No. 142, “Goodwill and Other Intangible Assets”.

6.	Acquisition

In August 2005, the Company purchased the Edlon lined pipe business from Robbins & Meyers, Inc. for a purchase price of $7.2 million, which has been integrated into Resistoflex-Industrial, part of the Fluid Handling segment.

7.	Asbestos Liability

Information Regarding Claims and Costs

As of September 30, 2005, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2005	2004	2005	2004	2004
Beginning claims	88,563	75,428	84,977	68,606	68,606
New claims	1,544	4,281	6,636	12,072	18,932
Settlements	(449)	(422)	(1,188)	(911)	(1,038)
Dismissals	(733)	(655)	(1,500)	(1,135)	(1,523)

Ending claims *	88,925	78,632	88,925	78,632	84,977

*	Does not include 36,152 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 88,925 pending claims as of September 30, 2005, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi, and approximately 4,000 claims were pending in Ohio, jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Since the termination of the comprehensive master settlement agreement (“MSA”) on January 24, 2005 the Company has been resolving claims filed against it in the tort system. The Company has not reengaged in discussions with representatives of current or future asbestos claimants with respect to such a comprehensive settlement. While the Company believes that federal legislation to establish a trust fund to compensate asbestos claimants is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the three-month periods ended September 30, 2005 and 2004 totaled $12.8 million and $11.4 million, respectively, and $32.7 million and $32.3 million in the nine-month periods ended September 30, 2005 and

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2004, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to documentation requirements and the status of the Company’s agreements with its insurers. The Company’s total pre-tax cash payments for settlement and defense costs net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the three-month periods ended September 30, 2005 and 2004 totaled $5.3 million and $6.7 million, respectively, and $24.6 million and $18.3 million in the nine-month periods ended September 30, 2005 and 2004, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2004	Cumulative to date through Sept. 30, 2005
(In Millions)	2005	2004	2005	2004
Settlement costs incurred(1)	$5.5	$5.3	$13.6	$14.3	$17.2	$52.4
Defense costs incurred(1)	7.3	6.1	19.1	18.0	23.7	65.1

Total costs incurred	$12.8	$11.4	$32.7	$32.3	$40.9	$117.5
Pre-tax cash payments(2)	$5.3	$6.7	$24.6	$18.3	$28.1	$64.3
(Refund) payment associated with termination of the MSA			$(9.9)		$10.0

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers and certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Pre-tax cash payments related to asbestos settlement and defense costs (net of payments received from insurers), and certain related fees and expenses, are estimated to be in the range of $40 million to $50 million during 2005. This estimate excludes the $9.9 million refund associated with the termination of the MSA. In addition, this estimate takes into account net cash payments through the first nine months of 2005; but it is not necessarily indicative of cash requirements for asbestos costs in future periods. In 2005, the Company does not expect significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers has been essentially exhausted. Nonetheless, the Company continues to negotiate with various of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. On July 22, 2005 the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas Limited for a total payment of $33 million. Under the agreement, $1.5 million was paid to the Company in the third quarter of this year. The balance was placed into escrow for the payment of future asbestos claims and funds remaining in escrow will be paid to the Company on January 3, 2007, if no federal asbestos legislation is enacted by that date. If federal asbestos reform is enacted before January 3, 2007 the money then remaining in escrow would be paid to Equitas, subject to a payment of $1.5 million to the Company and a hold-back of certain funds in escrow for the payment of asbestos claims during the year following enactment of asbestos legislation. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited )

Lloyd’s of London and reinsured by Equitas. The Company anticipates that one or more agreements with other excess insurers, such as coverage in place agreements, may be executed in 2005, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated reimbursement rate of 40%, although the actual reimbursement rate will vary from period to period due to policy terms and certain gaps in coverage as described below.

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

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2005. The Company compared the current asbestos claim activity as of September 30, 2005 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $612.9 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 57% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $244.9 million ($12 million current, $232.9 million long-term) has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% determined as described below.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method in which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%. This insurance receivable is included in other assets.

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

Certain Legal Proceedings

On January 21, 2005, five of the Company’s insurers within two corporate insurer groups filed suit in Connecticut state court seeking injunctive relief against the Company and declaratory relief against the Company and dozens of the Company’s other insurers. The suit also sought temporary and permanent injunctive relief restraining the Company from participating in any further settlement discussions with representatives of asbestos plaintiffs or agreeing to any settlement unless the Company permitted the plaintiff insurers to both participate in such discussions and have a meaningful opportunity to consider whether to consent to any proposed settlement, or unless the Company elected to waive coverage under the

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

insurers’ policies. The plaintiffs also sought expedited discovery on, among other things, the Company’s proposed global settlement. At a hearing on February 22, 2005, the Company (i) contested the application for temporary injunctive relief and expedited discovery, (ii) moved to dismiss the count of the Complaint seeking injunctive relief on the grounds that the count was moot insofar as it addressed the proposed global settlement terminated on January 24, 2005 and not appropriate for determination insofar as it sought relief regarding any future negotiations with representatives of asbestos claimants, and (iii) moved to dismiss counts of the Complaint seeking declaratory relief with respect to the proposed global settlement as moot. At the hearing, the Court denied the plaintiff insurers’ application for temporary injunctive relief and expedited discovery. In denying temporary injunctive relief, the Court stated that the plaintiffs could not show irreparable injury and that the plaintiff insurers would have an adequate remedy at law. In light of the Court’s ruling and the Company’s motions to dismiss, the insurer plaintiffs sought and received leave to amend their Complaint to remove certain declaratory relief counts and to remove or restate the remaining allegations. On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint seeks: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. On October 19, 2005, the Court denied Crane Co.’s motion to dismiss, ruling that the injunctive claims were not unripe. Nonetheless, the Court noted that Crane Co. later could seek summary judgment in connection with the injunctive claims if discovery shows them to be without factual basis. The Company continues to believe it has meritorious defenses to all the counts of the Amended Complaint and intends to defend this matter vigorously.

8.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Service cost	$3,692	$4,080	$43	$40	$12,350	$11,836	$129	$120
Interest cost	7,129	7,087	294	249	22,711	21,807	882	747
Expected rate of return on plan assets	(9,583)	(10,744)	—	—	(29,169)	(28,530)	—	—
Amortization of prior service cost	319	(39)	(42)	(21)	603	365	(126)	(63)
Amortization of net (gain) loss	(15)	236	(21)	(43)	165	108	(63)	(129)

Net periodic cost	$1,542	$620	$274	$225	$6,660	$5,586	$822	$675

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The Company expects, based on current actuarial calculations, to contribute cash of $8.6 million to its domestic and foreign defined benefit plans and $2.1 million to its other postretirement benefit plans in 2005. During the first nine months of 2005, the Company contributed $5.0 million to its defined benefit plans and $1.5 million to its other postretirement benefit plans. The Company contributed cash of $3.4 million to its defined benefit plans and $2.9 million to its other postretirement benefit plans in 2004.

Cash contributions for the remainder of 2005 and subsequent years will depend on a number of factors, including changes in long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations. These factors and the related funding actions could have an impact on the Company’s accumulated other comprehensive income in the fourth quarter of 2005.

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

Results from Operations

Third quarter of 2005 compared with third quarter of 2004

Third quarter 2005 sales increased $44.9 million, or 9%, including core business growth of $41.0 million (8%) and favorable foreign currency translation of $3.9 million (1%). Operating profit was $61.8 million for the third quarter of 2005 as compared with an operating loss of $311.2 million in the prior year quarter which included non-cash charges for asbestos of $321.8 million and environmental liabilities of $40.0 million. Third quarter 2005 net income was $40.0 million, or $0.66 per share, compared with a net loss of $205.2 million, or $3.48 per share in the third quarter of 2004, which included charges for asbestos of $212.4 million, or $3.60 per share and environmental liabilities of $26 million, or $.44 per share.

Net sales from foreign businesses were 33% of third quarter total net sales in both 2005 and 2004, respectively. Operating profit margins in the third quarter from foreign businesses were 10.5% in 2005 versus 8.1% in 2004 reflecting margin improvement in the coin changing equipment business within the Merchandising Systems segment and certain businesses within the Fluid Handling segment resulting from higher sales, productivity improvements and customer price increases.

Segment Results

All comparisons below reference the third quarter 2005 versus the third quarter 2004 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Third Quarter
(dollars in millions)	2005	2004	Change
Sales	$141.7	$127.1	$14.6	12%
Operating Profit	$26.5	$23.6	$2.9	12%
Profit Margin	18.7%	18.5%

The third quarter 2005 sales increase of $14.6 million reflected sales increases of $9.1 million in the Electronics Group and $5.5 million in the Aerospace Group. The increase in segment operating profit was driven by the increase in the Electronics Group’s results.

Electronics Group sales of $57.6 million increased $9.1 million, or 19%, from $48.5 million in the prior year period, with sales growth across the power, microwave and microelectronic solutions businesses. Operating profit was 45%, or $2.9 million, higher than the prior year primarily due to strong demand in the power solutions business and improved operating efficiencies. There has been sequential quarterly improvement in operating profit margin since the first quarter 2005.

Aerospace Group sales of $84.2 million increased $5.5 million, or 7%, from $78.8 million in the prior year period. Sales increased on higher large-commercial, regional and business jet OEM aircraft delivery rates, while after-market demand was comparable with last year’s third quarter. Operating profit was equal to the prior year as the favorable impact of higher OEM sales volumes was offset by higher engineering and manufacturing spending.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

	Third Quarter
(dollars in millions)	2005	2004	Change
Sales	$75.6	$69.9	$5.7	8%
Operating Profit	$15.7	$13.3	$2.4	18%
Profit Margin	20.8%	19.0%

The third quarter 2005 sales increase of $5.7 million, or 8%, reflected customer price increases, which more than offset lower volumes across the served markets. Operating profit margin increased to 20.8% primarily due to improved material efficiencies and to price increases to offset cost inflation.

Merchandising Systems

	Third Quarter
(dollars in millions)	2005	2004	Change
Sales	$40.6	$44.1	$(3.5)	(8)%
Operating Profit	$3.5	$4.2	$(0.7)	(17)%
Profit Margin	8.7%	9.5%

Merchandising System sales declined $3.5 million, or 8%. European operations experienced a sales decline of $2.2 million. The balance of the decline was $0.6 million in software sales, due to the absence of a large one-time software sale that occurred in the third quarter of 2004 and a $0.7 million drop in vending machine export volume.

Operating profit declined $0.7 million from prior year period largely due to the absence of strong software sales that occurred in the third quarter last year. The effect of the reduced sales volume in vending was partially offset by improved manpower and material productivity.

Fluid Handling

	Third Quarter
(dollars in millions)	2005	2004	Change
Sales	$244.0	$217.7	$26.3	12%
Operating Profit	$21.1	$15.8	$5.3	34%
Profit Margin	8.7%	7.3%

The third quarter sales increase of $26.3 million, or 12%, included $21.5 million (10%) from core businesses, $0.8 million from an acquisition in late August 2005, and $4.0 million (2%) from favorable foreign currency translation. Operating profit increased 34%, and margin continued to improve, both versus the second quarter of 2005 and prior year’s third quarter, due to strengthening market demand, productivity improvements and customer price increases which are now largely offsetting higher raw material costs.

Valve Group sales of $124.9 million increased $14.3 million, or 13%, from the prior year. Excluding favorable foreign currency translation of $0.9 million, sales increased $13.4 million (12%) from increased market demand for industrial valves and strengthening pricing across all the valve product businesses. Operating profit increased 117% versus the prior year, reflecting higher sales, improved operating costs and favorable foreign currency impacts. Operating profit margin of approximately 6% improved from approximately 3% in the prior year.

Crane Ltd. sales of $35.2 million increased $2.3 million, or 7%, with core business growth partially offset by unfavorable foreign currency translation and the sale of the Victaulic business in December 2004. Operating profit margin improved to approximately 12% from approximately 4% in the prior year period, primarily due to increased sales volume, improved manufacturing efficiencies and benefits of availability of product sourced from low cost countries.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Crane Pumps & Systems sales of $27.6 million increased $2.1 million, or 8%, over the third quarter of 2004. Operating profit margin of approximately 7% was down from approximately 12% in the prior year as production disruptions more than offset the favorable volume impact.

Crane Supply sales of $43.4 million increased $7.4 million, or 20%, of which 10% was from core business growth and 10% was from favorable foreign currency translation. Operating profit margin was approximately 12%, essentially equal to the prior year, as price increases fully offset higher material costs.

Resistoflex-Industrial sales of $11.6 million increased $0.7 million, or 6%, reflecting the acquisition of the Edlon lined pipe business. Operating profit margin was approximately 14%, compared with approximately 12% in the prior year.

Controls

	Third Quarter
(dollars in millions)	2005	2004	Change
Sales	$20.4	$18.7	$1.7	9%
Operating Profit	$1.7	$1.7	—	—
Profit Margin	8.4%	9.0%

Sales improvements of $1.7 million, or 9%, were attributable to increased demand for products in the oil and gas exploration, gas transmission, and transportation markets. Operating profit was approximately the same as the prior year as increased expenditures for new products offset the volume increase.

Results from Operations

Year-to-date period ended September 30, 2005 compared to year-to-date period ended September 30, 2004

Year-to-date 2005 sales increased $150.2 million, or 11%, including core business growth of $123.1 million (9%), favorable foreign currency translation of $20.6 million (1%) and $6.5 million of incremental sales from acquisitions. Operating profit was $158.5 million compared with a loss of $221.8 million in the prior year period, which includes non-cash before tax charges of $361.8 million related to asbestos and environmental matters. Net income increased to $100.7 million, or $1.67 per share, compared with net loss of $151.8 million, or $2.56 per share in the prior year period. The net loss for the nine month period ended September 30, 2004, included non-cash after tax charges for asbestos ($212.4 million, or $3.60 per share) and environmental ($26 million, or $.44 per share) liabilities.

Net sales from foreign businesses were 33% and 32% of total net sales in the nine-month periods ended September 30, 2005 and 2004, respectively. Operating profit margins from foreign businesses were 9.6% in the nine months ended September 30, 2005 versus 6.4% in the nine months ended September 30, 2004 reflecting significant improvement in the coin changing equipment business within the Merchandising Systems segment and certain businesses within the Fluid Handling segment resulting from improved market demand, customer price increases and productivity improvements.

Order backlog at September 30, 2005 totaled $604.8 million, compared with backlog of $566.7 million at December 31, 2004 and $572.4 million at September 30, 2004.

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2005 versus the year-to-date period ended September 30, 2004 (“prior year”), unless otherwise specified.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Aerospace & Electronics

	Year-to-Date
(dollars in millions)	2005	2004	Change
Sales	$409.2	$372.9	$36.3	10%
Operating Profit	$60.7	$67.7	$(7.0)	(10)%
Profit Margin	14.8%	18.2%

The year-to-date 2005 sales increase of $36.3 million reflected core business sales increases from improved OEM demand and an additional month of sales from P.L. Porter, acquired in late January 2004 for the Aerospace Group and higher power solutions sales for the Electronics Group. The decrease in operating profit was driven by higher severance costs, mostly in the Aerospace Group, higher engineering costs, facility closure costs and an overall decline in Electronics Group profitability.

Aerospace Group sales of $251.2 million increased $22.1 million, or 10%, from $229.1 million in the prior year period. The sales increase was primarily due to higher commercial and business jet OEM aircraft delivery rates and to a lesser extent stronger military demand and incremental sales from the Porter acquisition. Operating profit declined $1.1 million, or 2%, due to higher severance costs, engineering spending for new products and program awards, and facility closure costs.

Electronics Group sales of $158.0 million increased $14.2 million, or 10%, from $143.8 million in the prior year period principally from increased power solutions sales and, to a lesser extent, microwave and microelectronics sales. Operating profit declined 28%, or $5.9 million, from the dilutive effect of loss and lower-margin contracts and operating inefficiencies; however, operating margins have steadily improved throughout 2005.

The Aerospace & Electronics segment backlog was $366.1 million at September 30, 2005, compared with $341.5 million at December 31, 2004 and $355.6 million at September 30, 2004.

Engineered Materials

	Year-to-Date
(dollars in millions)	2005	2004	Change
Sales	$235.6	$213.2	$22.4	10%
Operating Profit	$50.8	$44.6	$6.2	14%
Profit Margin	21.6%	20.9%

The sales increase of $22.4 million, or 10%, reflected customer price increases across all product lines and increased demand for fiberglass reinforced panels in the transportation market. Following a record year in 2004 for RV product placements, with the highest number of units built in over twenty-five years, a decline in volume was experienced during 2005. Operating profit margin improved as the effects of customer price increases and manufacturing efficiency gains offset material price increases and the lower mix of RV sales.

Engineered Materials segment backlog was $20.7 million at September 30, 2005, compared with $16.4 million at December 31, 2004 and $15.7 million at September 30, 2004.

Merchandising Systems

	Year-to-Date
(dollars in millions)	2005	2004	Change
Sales	$130.1	$126.1	$4.0	3%
Operating Profit	$11.4	$7.8	$3.6	46%
Profit Margin	8.7%	6.2%

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The sales increase of $4.0 million, or 3%, including favorable foreign exchange of $1.6 million, reflected customer price increases and improved demand for coin changing equipment in Europe, partially offset by lower software sales during the 2005 period. The significant improvement in operating profit and margin reflected the improved productivity on higher sales volumes, as well as the net efficiencies realized from first quarter 2004 severance actions in Europe.

The Merchandising Systems segment backlog was $8.4 million at September 30, 2005, compared with $12.0 million at December 31, 2004 and $10.9 million at September 30, 2004.

Fluid Handling

	Year-to-Date
(dollars in millions)	2005	2004	Change
Sales	$718.5	$639.4	$79.1	12%
Operating Profit	$53.6	$39.5	$14.1	36%
Profit Margin	7.5%	6.2%

The sales increase of $79.1 million, or 12%, included $64.2 million (10%) from core businesses, $18.3 million (3%) from favorable foreign currency translation and $2.4 million from acquisitions, partially offset by sales of $5.8 million (1%) from the Victaulic product lines which were sold in December 2004. Operating profit of $53.6 million improved 36% as compared with $39.5 million in the prior year period, as the benefits of strengthening demand, customer price increases and productivity improvements offset higher raw material costs and facility closure costs.

Valve Group sales of $382.3 million increased $42.5 million, or 13%, from the prior year period. Excluding favorable foreign currency translation of $7.0 million, sales increased $35.5 million from improving market demand for industrial valves and customer price increases. Operating profit increased 83% compared with the prior year period, while operating profit margin improved to 6.5% from 4.0% in the prior year, reflecting these increased sales, improvement in the marine valve business and overall improved operating costs partly offset by increased severance expenses.

Crane Ltd. sales of $105.7 million increased $15.9 million, or 18%, from improved demand across all major product lines (22%), favorable foreign currency translation (1%) and the remainder from the acquisition of the Hattersley brand in late January 2004 (2%) partially offset by the sale of the Victaulic product lines in December 2004 (7%). Operating profit increased significantly as compared with the prior year period and operating profit margin improved to 9.1% from 3.9% in the prior year period primarily as a result of increased sales volume, improved manufacturing efficiencies and benefits of increased sourcing from low cost countries.

Crane Pumps & Systems sales of $76.1 million increased $0.5 million, or 1%, as price increases and sales from new products were offset by product disruption caused by a plant consolidation and lower government demand compared with the prior year. Operating profit decreased 59% while operating profit margin decreased to 5.1% from 12.3% in the prior year primarily due to a plant consolidation, unfavorable mix and higher warranty and rework costs.

Crane Supply sales of $119.8 million increased $21.9 million, or 22%, including favorable foreign currency translation of $9.5 million, or 10%, due to customer price increases and continued strong demand for core pipe, valve and fitting products, particularly in the commercial construction, industrial maintenance, repair and overhaul (“MRO”), mining and petrochemical markets. Operating profit margin remained at about 10% as customer price increases offset higher raw material costs.

Resistoflex-Industrial sales of $32.4 million increased $1.8 million, or 6%, reflecting the acquisition of the Edlon lined pipe business (2%), demand growth from MRO and small project business, and customer price increases. Operating profit increased more than 50% from the prior year period and profit margin was 11.1% as compared to 7.6% in the prior year period, as this business continues to realize benefits from its lower cost structure while customer price increases have offset material cost increases.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Fluid Handling segment backlog was $194.4 million at September 30, 2005, compared with $183.2 million at December 31, 2004 and $176.7 million at September 30, 2004.

Controls

	Year-to-Date
(dollars in millions)	2005	2004	Change
Sales	$61.9	$53.4	$8.5	16%
Operating Profit	$5.3	$3.8	$1.5	39%
Profit Margin	8.5%	7.1%

Sales improvements of $8.5 million, or 16%, were attributable to increased demand for products primarily in the oil and gas exploration and gas transmission markets, driven by higher exploration and production activity. Operating profit margin of 8.5% increased from 7.1% in the prior year period due to increased volume and productivity.

The Controls segment backlog was $15.2 million at September 30, 2005, compared with $13.7 million at December 31, 2004 and $13.6 million at September 30, 2004.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 19.9% of capital (net debt plus shareholders’ equity) at September 30, 2005 compared with 27.1% at December 31, 2004.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, the Company generated $104.2 million of cash from operating activities, including $24.6 million for net asbestos-related payments and the refund of $9.9 million associated with the termination of the comprehensive asbestos settlement. This compares to $64.4 million that was generated in the same nine month period of 2004, including $18.3 million for net asbestos-related payments. During the nine months ended September 30, 2005, the Company invested $17.6 million in capital expenditures, made $7.2 million in acquisition related payments and paid $19.4 million in dividends to shareholders compared with $15.7 million in capital expenditures and $17.8 million in dividend payments in the prior year period.

At September 30, 2005, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This contractually committed facility is available for general corporate purposes, including acquisitions.

Long-term debt, net of deferred financing costs, was $292.9 million at September 30, 2005 comprised primarily of fixed rated borrowings under the $100 million 6.75% Notes due 2006, and $200 million 5.50% Notes due 2013.

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

Part I – Financial Information

Item 4.	Controls and Procedures

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2005, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims are discussed in note 7 to the consolidated financial statements, which is incorporated herein by reference.

In recent months the Company has been engaged in settlement discussions with the City of Goodyear, Arizona (“COG”) regarding the former UniDynamics/Phoenix, Inc. manufacturing site (the “Site”) which is now part of the Phoenix-Goodyear Airport North Superfund site. UniDynamics/Phoenix, Inc. (“UPI”) became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. The COG claims that trichloroethylene and other hazardous substances found at the Site have adversely impacted certain COG drinking water wells that were taken out of service as a consequence of such contamination, imposing additional costs on COG for alternative water supply. On July 29, 2005 the Company and UPI were served with a complaint, previously filed by the COG in the U.S. District Court for the District of Arizona, seeking reimbursement for environmental response costs allegedly incurred and to be incurred by COG, and for other damages allegedly relating to the Site. The COG lawsuit seeks damages to be determined at trial, as well as punitive and exemplary damages, attorneys’ fees, and a declaratory judgment that the Company and UPI are jointly and severally liable for the costs of all future responses to be taken by COG to releases or threatened releases of hazardous substances at the Site. On November 1, 2005 the Company and UPI filed their answer and counterclaim to the COG complaint alleging, among other things, that certain actions and omissions by the COG have contributed to the spread of contamination from the Site and, accordingly, COG is liable to the Company and UPI for costs and damages incurred as a result of such actions and omissions. The Company believes that a mutually acceptable settlement can be reached with COG without a material increase in the previously recorded estimated liability relating to the Site.

Except as discussed above and in note 7 to the consolidated financial statements, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

CRANE CO.
REGISTRANT

Date
November 8, 2005	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
November 8, 2005	By	/s/ J. Robert Vipond
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