Form 10-K
period 2005-12-31
CRANE CO /DE/
filed 2006-03-09
CIK 25445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

6 3/4% Senior Notes due October 2006

5 1/2% Senior Notes due September 2013

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Based on the closing stock price of $26.30 on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,316,301,982.

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 60,919,131 at February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2005 and portions of the proxy statement for the annual shareholders’ meeting to be held on April 24, 2006 are incorporated by reference into Parts I, II, III and IV of this Form 10-K.

PART I

Item 1. Business

Crane Co. (“Crane” or the “Company”) is a diversified manufacturer of engineered industrial products. Founded in 1855, the Company employs over 10,400 people in North America, South America, Europe, Asia and Australia.

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

ACQUISITIONS

The Company has completed 22 acquisitions since the beginning of 2001.

In January 2006, the Company acquired CashCode Co. Inc. (“CashCode”), a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications for $86 million in cash. CashCode had sales of approximately $48 million in 2005. CashCode is located in Concord, Ontario and employs approximately 350 people worldwide serving a global marketplace with 75% of its sales outside the United States, of which a majority are in Europe and Russia. CashCode will be integrated into the Company’s Merchandising Systems segment. The final purchase price allocation will be completed in 2006.

During 2005, the Company completed two acquisitions at a total cost of $9 million. In August 2005, the Company purchased the PSI division of Edlon, Inc. (“PSI”) for $7 million. PSI is a manufacturer of plastic-lined pipes, fittings and accessories. The business has been integrated into Resistoflex-Industrial, which is part of the Company’s Fluid Handling segment. In December 2005, the Company acquired In One Technologies, which is part of the Company’s Merchandising Systems segment, for approximately $2 million. The final purchase accounting for the acquisitions will be completed during 2006.

During 2004, the Company completed two acquisitions at a total cost of $50 million. Goodwill for the 2004 acquisitions amounted to approximately $37 million. In January 2004, the Company acquired P. L. Porter Co. (“Porter”) for a purchase price of $44 million. Porter is a leading manufacturer of motion control products for airline seating and has been integrated into the Company’s Burbank, California Aerospace facility. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million. The operations were integrated into the Company’s Aerospace & Electronics segment. Also in January 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc, for a purchase price of $6 million. Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of the Fluid Handling segment.

PART I

Item 1. Business (continued)

During 2003, the Company completed four acquisitions at a total cost of $169 million. Goodwill for these acquisitions amounted to $118 million. In May 2003, the Company acquired Signal Technology Corporation (“STC”) for a total purchase price of $138 million (net of STC cash acquired). STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. The operations were integrated with the Company’s Aerospace & Electronics segment. In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of $29 million. The 2002 annual sales for these businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses were integrated into the Company’s subsidiary, Crane Ltd., a leading provider of pipe fittings, valves and related products to the building services, “HVAC” (Heating, Ventilating and Air Conditioning) and industrial markets in the United Kingdom and Europe. The Company also acquired two other entities in 2003 at a total purchase price of approximately $2 million.

During 2002, the Company completed seven acquisitions at a total cost of $82 million. Goodwill for these acquisitions amounted to $56 million. In January 2002, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity. Also in January 2002, the Company acquired Kavey Water Products which enhanced Crane Environmental’s capability to provide water treatment systems. In May 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc. Lasco Composites is a manufacturer of fiberglass reinforced plastic (“frp”) panels that further expands the Company’s Kemlite business in the transportation, building products and recreational vehicle markets and provided an entry into the industrial market. In July 2002, the Company acquired Corva Corporation, a privately held distributor of valves and actuators. In November 2002, the Company acquired all of the outstanding shares of General Technology Corporation (“GTC”) from an employee stock ownership plan trust for a purchase price of $25 million in cash and assumed debt. GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC has been integrated with the Electronics Group in the Company’s Aerospace & Electronics segment. Also in November 2002, the Company acquired Qualis Incorporated, a privately held provider of polyester film embossing services, which has been integrated into Kemlite. In November 2002, the Company entered into a joint venture in China furthering its low-cost pump manufacturing capabilities.

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

PART I

Item 1. Business (continued)

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

In December 2004, the Company sold the Victaulic trademark and UK-based business assets for $15 million in an all cash transaction. The Company realized an after-tax gain of $6.5 million, or $.11 per share, on the sale. The Victaulic trademark and business assets were acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. in June 2003. In March 2003, the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactured canned motor pumps primarily for use in the chemical processing industry. In September 2002, the Company sold its CorTec unit for approximately $3 million. In September 2001, the Company sold Powers Process Controls for its carrying value. In October 2001, the Company sold the Crane Plumbing business in Canada recording an after-tax loss of approximately $8.5 million. Proceeds from the sales of these businesses in 2001 were approximately $20 million. During the third quarter of 2001, the Company and Emerson Electric Co. announced the formation of a joint venture involving Emerson’s Commercial Cam unit and Crane’s Ferguson business unit. Crane and Emerson contributed their respective operations into a new company, Industrial Motion Control Holdings, LLC. Crane also contributed $12 million of cash into the venture. The Industrial Motion Control Holdings, LLC joint venture is being accounted for on the equity basis and the investment amounted to $27 million at year-end 2005 and is included in other assets in the consolidated balance sheet.

FINANCING

On January 21, 2005, the Company entered into a $450 million credit facility consisting of a $300 million revolving credit component and a $150 million term loan component, which replaced a four-year, $300 million revolving credit facility the Company terminated on January 21, 2005. This contractually committed facility expires on January 21, 2010. The revolving credit allows the Company to borrow, repay or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The term loan component could only be drawn, under certain conditions, for the funding of a comprehensive asbestos settlement. In May 2005, the Company elected to irrevocably terminate the obligations of its lenders to make term loan(s) for up to $150 million under the Credit Agreement. Since the termination of the comprehensive master settlement agreement (“MSA”) for asbestos claims on January 24, 2005, the Company had no further need for the term loan component. The contractually committed facility was unused at February 27, 2006, and was not used throughout 2005. The agreement contains certain covenants including interest coverage and leverage ratio tests.

PART I

Item 1. Business (continued)

In September 2003, the Company issued $200 million of 5.50% notes that mature on September 15, 2013. The interest is payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company. In September 1998, the Company issued $100 million of 6.75% notes that mature on October 1, 2006. The interest is payable semi-annually on April 1 and October 1 of each year. The notes are not redeemable prior to maturity and are not subject to any sinking fund requirements. The Company has the intention and ability to refinance the $100 million obligation at maturity with long-term borrowings; therefore, it is classified as long-term at December 31, 2005.

BUSINESS SEGMENTS

See page 50 of the Annual Report to Shareholders for the year ended December 31, 2005, for sales, operating profit and assets employed by each business segment.

AEROSPACE & ELECTRONICS

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. The Aerospace Group products are currently manufactured under the brand names Hydro-Aire, ELDEC, Lear Romec, P.L. Porter and Resistoflex-Aerospace. The Aerospace Group’s products are organized into the following solution sets: Landing Systems, Sensing and Controls, Fluid Management, Aircraft Electrical Power and Cabin. The Electronics Group products are currently manufactured under the brand names Interpoint, ELDEC, Keltec, STC Microwave Systems, Olektron, and General Technology. The Electronic Group products are organized into the following solution sets: Power, Microwave Systems, Electronic Manufacturing Services and Microelectronics/Wireless Monitoring.

Hydro-Aire designs, manufactures and sells aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. In addition, Hydro-Aire designs and manufactures systems similar to those above for the retrofit of aircraft with improved systems and manufactures replacement parts for systems installed as original equipment by aircraft manufacturers. All of these products are largely proprietary to Hydro-Aire and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments and aircraft maintenance and overhaul companies. Hydro-Aire has a facility in Burbank, California.

Lear Romec designs, manufactures and sells lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries. Lear Romec also manufactures fuel boost and transfer pumps for commuter and business aircraft. Lear Romec has a facility in Elyria, Ohio.

ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flow meters and power conversion systems for the commercial business, regional and general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. ELDEC has facilities in Lynnwood, Washington; Daventry, Northants, England; and Bron, France.

Porter is a manufacturer of motion control products for airline seating. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. The Porter facility was consolidated into the Hydro-Aire Burbank, California facility in 2005.

PART I

Item 1. Business (continued)

Resistoflex-Aerospace manufactures high-performance, separable fittings for operating pressures up to 8,000 pounds per square inch used primarily in the aerospace industry. Its products are sold directly to the aerospace industry. Resistoflex-Aerospace has a facility in Jacksonville, Florida.

Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optic and medical technology industries. Interpoint has facilities in Redmond, Washington and Kaohsiung, Taiwan, Republic of China.

STC designs, manufactures and markets power management products and sophisticated electronic radio frequency (“RF”) components and subsystems. Its products are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. STC’s commercial customers integrate its products into wireless systems, which are then sold to wireless service providers globally and enable the transmission and reception of data signals in wireless systems worldwide. Applications for its commercial products include point-to-point transport, point-to-multipoint access, cellular backhaul and digital cellular/PCS base stations. STC has facilities in Ft. Walton Beach, Florida; Beverly, Massachusetts; Chandler, Arizona and Plano, Texas.

GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. GTC has a facility in Albuquerque, New Mexico.

The Aerospace & Electronic segment employs 2,976 people and had assets of $476 million at December 31, 2005. The order backlog totaled $365.1 million and $341.5 million at December 31, 2005 and 2004, respectively.

ENGINEERED MATERIALS

The Engineered Materials segment is largely made up of the Kemlite fiberglass-reinforced plastic (“frp”) panel business, renamed Crane Composites, Inc. effective January 1, 2006, but it also includes Polyflon.

Kemlite manufactures frp panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurants and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required, and for residential construction. Kemlite sells its products directly to truck trailer and recreational vehicle manufacturers and uses distributors to serve the commercial construction market and some segments of the recreational vehicle market. Kemlite’s manufacturing facilities are located in Channahon, Illinois; Jonesboro, Arkansas; Grand Junction and Bolivar, Tennessee; Houston, Texas; Florence and Henderson, Kentucky and Alton, Hampshire, United Kingdom.

Polyflon is a manufacturer of small specialty components, primarily as substrate materials for antennas. Polyflon is located in Norwalk, Connecticut.

The Engineered Materials segment employs 860 people and had assets of $189 million at December 31, 2005. The order backlog totaled $17.2 million and $16.4 million at December 31, 2005 and 2004, respectively.

PART I

Item 1. Business (continued)

MERCHANDISING SYSTEMS

The Merchandising Systems segment, in 2005 and 2004, consisted of Crane Merchandising Systems (“CMS”) and National Rejectors, Inc. GmbH (“NRI”).

CMS products include electronic vending merchandisers for refrigerated and frozen foods, hot and cold beverages, snack foods, single cup individually brewed hot drinks and combination vendors/merchandisers designed to vend both snack foods and hot/cold drinks or snacks and refrigerated/frozen foods in one machine. CMS products are marketed to customers in the United States and Europe by Company sales and marketing personnel as well as distributors and, in other international markets, through independent distributors. CMS also includes Streamware Corporation, a provider of business management software and market analysis tools for the vending and food service industries. Streamware’s VendMAX is a fully-integrated software / hardware solution that offers operators cash accountability, inventory control and improved merchandising capabilities. CMS has manufacturing facilities in Bridgeton, Missouri; Boston, Massachusetts and Chippenham, Wiltshire, United Kingdom.

NRI manufactures electronic coin validators for the automated merchandising and gambling/amusement markets in Europe. NRI has a manufacturing facility in Buxtehude, Germany and distribution facilities in Barcelona, Spain and Horbourg-Wihr, France.

In January, 2006, the Company acquired CashCode for $86 million in cash. CashCode manufactures banknote validators for use in a variety of niche applications in the vending, gaming, retailing and transportation industries. Its bill-to-bill system has the capability to validate, store and recycle bills, allowing the cash taken in from one customer to be used for change to another customer. CashCode had sales of approximately $48 million in 2005 and serves a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. Located in Concord, Ontario, this acquisition is a strong complementary fit, as NRI is a leader in coin validation systems and CashCode is a leader in bill validation. The expanded customer base, geographic presence and product portfolio can be mutually leveraged by all three businesses.

The Merchandising Systems segment employs 849 people and had assets of $104 million at December 31, 2005. Order backlog totaled $9.2 million and $12.0 million at December 31, 2005 and 2004, respectively.

FLUID HANDLING

The Fluid Handling segment consists of the Crane Valve Group, Crane Ltd., Resistoflex-Industrial, Crane Pumps & Systems, Crane Supply and Crane Environmental. The Crane Valve Group, with manufacturing facilities in the United States as well as operations in: Australia, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, Norway, Taiwan, the Netherlands, Northern Ireland, Spain, Sweden, Switzerland and Wales, sells a wide variety of commodity and special purpose valves and fluid control products for the chemical and hydrocarbon processing, petrochemical, pharmaceutical, oil and gas, refining, power, marine, mining, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Westad, Flowseal, Centerline, Stockham and Duo-Chek.

PART I

Item 1. Business (continued)

Crane Ltd. manufactures pipe fittings, gate, globe and check valves, ball and butterfly valves, static and automatic balancing valves, couplings and connectors. Crane Ltd. has facilities in Ipswich and Hitchin, England and Ningbo, China.

Resistoflex-Industrial is engaged in the design, manufacture and sale of corrosion-resistant, plastic-lined steel pipes, fittings, tanks, valves, expansion joints and hose used primarily by the pharmaceutical, chemical processing, pulp and paper, ultra pure water and waste management industries. Resistoflex-Industrial Products sells its industrial products through distributors who provide stocking and fabrication services to industrial users in the United States. Resistoflex-Industrial also manufactures plastic-lined pipe products at its Singapore plant serving the Asian chemical processing and pharmaceutical industries. Resistoflex-Industrial has facilities in Marion, North Carolina; Singapore; Pforzheim, Germany; and Shanghai, China.

Crane Pumps & Systems has four manufacturing facilities, two of which are in the United States. Pumps are manufactured under the trade names Deming, Weinman, Burks, Barnes, Sellers and Process Systems. Pumps are sold to a broad customer base that includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. Crane Pumps & Systems has facilities in Piqua, Ohio; Warren, Michigan; Bramalea, Ontario, Canada; and Zhejiang, China.

Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains 33 distribution facilities throughout Canada.

Crane Environmental is a supplier of specialized water purification solutions for the world’s industrial and commercial markets. Crane Environmental’s worldwide applications include government, pulp and paper, steel, oil, gas, petrochemical, power generation, wastewater treatment, carwash, bottling, beverage and agriculture. Its products are sold under the trade names Cochrane and Environmental Products. Crane Environmental has facilities in Venice, Florida and Trooper, Pennsylvania.

The Fluid Handling segment employs 5,218 people and had assets of $693 million at December 31, 2005. Order backlog totaled $188.8 million and $183.2 million at December 31, 2005 and 2004, respectively.

CONTROLS

The Controls segment consists of Barksdale, Azonix and Dynalco. These companies design, manufacture and market industrial and commercial products that control flows and processes in various industries including transportation, oil and gas, chemical, construction, food and beverage and power generation. The products in this segment are sold directly to end users and engineering contractors through the Company’s own sales force and cooperatively with sales representatives, stocking specialists and industrial distributors.

Barksdale manufactures ride-leveling, air-suspension control valves for heavy trucks and trailers, as well as pressure, temperature and level sensors used in a range of industrial machinery and equipment. It has manufacturing and marketing facilities in Los Angeles, California and Reichelsheim, Germany.

Azonix produces ultra-rugged computers, measurement and control systems and intelligent data acquisition products and has a manufacturing facility in Billerica, Massachusetts.

Dynalco is a manufacturer of engine compressors monitoring and diagnostic systems and has facilities in Ft. Lauderdale, Florida and Houston, Texas.

PART I

Item 1. Business (continued)

The Controls segment employs 424 people and had assets of $48 million at December 31, 2005. Order backlog totaled $16.9 million and $13.7 million at December 31, 2005 and 2004, respectively.

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

The Company’s products have primary application in the aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, petrochemical, chemical and power generation industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, the Company does not believe it can reliably quantify or predict the possible effects upon its business resulting from such changes.

The Company’s engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements as well as the development of new products. While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Research and development costs are expensed when incurred. These costs were approximately $53.1 million in 2005, $52.4 million in 2004, and $46.8 million in 2003, incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were approximately $7.0 million, $6.2 million, and $3.1 million in 2005, 2004 and 2003, respectively, and were recorded in net sales.

The Company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory that would be material to its operations.

See Item 3 “Legal Proceedings” regarding costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment.

AVAILABLE INFORMATION

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Company’s website at www.craneco.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Statements” immediately following, and with the discussion of risks and uncertainties of the business included in Item 7, “Management’s Discussion and Analysis.”

PART I

Item 1A. Risk Factors. (continued)

We are subject to significant, continuing asbestos litigation. We are subject to numerous lawsuits for asbestos-related personal injury, as described more fully in Item 3, Legal Proceedings. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on recent experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a revised structured settlement transaction could also change the estimated liability. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

In addition to asbestos lawsuits, we are subject to claims and proceedings relating to the ordinary conduct of our business, such as those involving employment disputes, contract disputes, allegations of infringement on patents and trademarks, personal injuries, product liability and other types of claims. For more information with respect to the risks to Crane Co. associated with asbestos liability, see Item 3, Legal Proceedings.

Demand for our products is uncertain, and subject to factors beyond our control. In the Aerospace and Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from Crane’s businesses. The aerospace businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 11% of the segment’s revenue in 2005) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, or industrial or building products. Results in the Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at the Company’s Merchandising Systems business have been and will continue to be affected by employment levels, office occupancy rates and factors affecting vending operator profitability such as fuel, confection and borrowing costs.

The prices of our raw materials may increase. In the Engineered Materials segment, for example, profits could be adversely affected by unanticipated increases in resin and fiberglass material costs and by any inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in the Company’s Fluid Handling and Merchandising Systems segments are affected by fluctuations in the price of metals such as steel.

Our ability to obtain parts and raw materials from our suppliers is uncertain. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from low-cost countries where possible. As this effort progresses, we are exposed to an increased risk of disruptions to our supply chain, which could have a significant effect on our operating results.

PART I

Item 1A. Risk Factors. (continued)

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Our acquisition program entails the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates; and in retaining the employees and integrating the operations of the businesses we acquire. There can be no assurance that suitable acquisition opportunities will be available in the future, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable.

We face significant competition. All of our lines of business are conducted in highly competitive conditions in various geographic and product markets. In each of our businesses we face the risk that a competitor will introduce a product or technology that is more effective or less expensive than the competing product offered by Crane. See the discussion included in Item 1 above under the caption “Competitive Conditions.”

We conduct a substantial portion of our business outside the United States. Net sales and assets related to operations outside the United States were 36.4% and 26.3% in 2005, and 36.0% and 27.7% in 2004, respectively, of the Company’s consolidated amounts. Such operations and transactions entail the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability.

Our customers’ businesses are cyclical. A substantial portion of the sales of our business segments are concentrated in industries that are cyclical. Their results are subject to fluctuations in domestic and international economies as well as to currency fluctuations and unforeseen inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments.

FORWARD-LOOKING STATEMENTS

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

Item 1A. Risk Factors. (continued)

General

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

Aerospace & Electronics

A significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of repair parts from the Company’s businesses. The businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 11% and 10% of the segment’s revenue in 2005 and 2004, respectively) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. The Aerospace & Electronics segment results could be below expectations if the economy slows, which could cause the U.S. customers to delay or cancel spare parts or aircraft orders.

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

During 2002, the Company’s Hydro-Aire unit identified a wire chafing situation relating to fuel pumps used on certain Boeing aircraft, and the Company recorded a $4 million charge for estimated costs of inspecting and repairing such pumps. Several additional pumps, from this same set of 35,000 pumps, were returned with a mechanical overheating issue, which was subsequently determined by Boeing and the Federal Aviation Administration (“FAA”) to require an aircraft systems level solution not chargeable to Hydro-Aire. In connection with these issues, the FAA issued an Emergency Airworthiness Directive to instruct airline carriers to comply with a precautionary step of carrying additional jet fuel to keep fuel pumps submerged at all times, until the pumps were inspected, to mitigate ignition risk and to ensure air safety. The required inspections have been completed on all affected pumps. Several airline carriers petitioned Hydro-Aire for reimbursement for additional costs, such as the cost of carrying additional jet fuel. The Company has disclaimed responsibility for these costs under applicable contract terms and does not believe it has any liability for them.

PART I

Item 1A. Risk Factors. (continued)

Engineered Materials

In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, industrial or building products for which the Company’s businesses produce fiberglass-reinforced panels. Profits could be adversely affected as well by unanticipated increases in resin and fiberglass material costs or product warranty awards as well as the loss of a principal supplier and by any inability on the part of the businesses to maintain their position in product cost and functionality against competing materials.

Merchandising Systems

Results at the Company’s U.S.-based vending machine business could be reduced by unfavorable economic or market conditions, delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at the Company’s German-based coin validation machine business have been and will continue to be affected by changes in demand stemming from the advent of the euro, the new European currency, as well as by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

Fluid Handling

The Company’s businesses could face increased price competition from larger competitors. Slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Furthermore, as the Company continues to outsource from international sources, particularly low-cost countries, the risk of supply chain issues increases. At the Company’s foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Total Manufacturing Facilities	Number	Area (sq. ft.)
Aerospace & Electronics
United States International	10 3	917,000 74,000
Engineered Materials
United States International	9 1	649,000 31,000
Merchandising Systems
United States International	1 2	463,000 138,000
Fluid Handling
United States International	15 24	1,474,000 3,210,000
Controls
United States International	4 1	169,000 27,000

Leased Manufacturing Facilities	Leases Expiring Through	Number	Area (sq. ft.)
United States	2010	14	540,000
International	2020	11	817,000

PART I

Item 2. Properties (continued)

Other Facilities

Aerospace & Electronics operates one service center in the United States, which is leased.

Engineered Materials operates one service center outside the United States, which is leased. This segment operates eleven distribution centers; seven in the United States, of which six are leased, and four outside the United States which are leased.

Merchandising Systems operates three leased service centers, two of which are in the United States and one outside the United States. This segment operates twelve distribution centers, five in the United States and seven outside the United States; all are leased except one.

Fluid Handling operates 37 service centers, 10 are in the United States, of which eight are leased, and 27 service centers outside the United States, of which 22 are leased. This segment operates 43 distribution centers, two in the United States, of which one is leased; and 41 distribution centers outside the United States, of which 28 are leased.

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

Asbestos Liability

Status of Comprehensive Asbestos Settlement

In October 2004, the Company reached an agreement in principle with representatives of a majority of then current claimants and an independent representative of future claimants to resolve all current and future asbestos-related personal injury claims against the Company, to be structured and implemented pursuant to Section 524(g) of the U.S. Bankruptcy Code. MCC Holdings, Inc., an indirect wholly-owned subsidiary of the Company formerly known as Mark Controls Corporation (“MCC”), entered into a Master Settlement Agreement (“MSA”) with representatives of a majority of then current claimants and a Settlement Trust Agreement, providing for a $280 million trust to be funded and administered to pay asbestos-related personal injury claims settled under the MSA. In connection with the terms of the MSA, which would have brought finality to this overall obligation, a third quarter 2004 asbestos charge of $322 million (pre-tax and after insurance) was recorded.

PART I

Item 3. Legal Proceedings (continued)

On December 2, 2004, the United States Court of Appeals for the Third Circuit reversed the District Court order approving Combustion Engineering’s asbestos-related bankruptcy plan of reorganization and addressed the scope of Section 524(g) and the appropriate structure of transactions providing relief for asbestos defendant companies under Section 524(g). The Court’s opinion, in the Company’s view, constituted a material change in the case law regarding Section 524(g) transactions, and accordingly, on January 24, 2005, the Company exercised its right to terminate the MSA.

The termination of the MSA placed the Company and asbestos claimants back into the tort system for resolution of claims. In the fourth quarter of 2004, Crane Co. management, with the assistance of outside experts, made its best estimate of settlement and defense costs through 2011 (including certain related fees and expenses). The estimated asbestos liability was reviewed in light of these changes and resulted in a $14 million reduction to estimated cost after anticipated insurance recoveries but before taxes in the fourth quarter of 2004.

In the fourth quarter of 2005, Crane Co. management, with the assistance of outside experts, updated its estimate of asbestos settlement and defense costs through 2011 (including certain fees and expenses). Based on this review, the Company determined that no change in the liability was required.

Information Regarding Claims and Costs in the Tort System

As of December 31, 2005, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2005	2004	2003
Beginning claims	84,977	68,606	54,038
New claims	7,986	18,932	19,115
Settlements	(1,829)	(1,038)	(3,883)
Dismissals	(2,117)	(1,523)	(664)

Ending claims *	89,017	84,977	68,606

*	Does not include 36,150 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 89,017 pending claims as of December 31, 2005, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 4,000 claims were pending in Ohio, all jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Since the termination of the comprehensive master settlement agreement (“MSA”) on January 24, 2005, the Company has been resolving claims filed against it in the tort system. The Company has not re-engaged in discussions with representatives of current or future asbestos claimants with respect to such a comprehensive settlement. While the Company believes that federal legislation to establish a trust fund to compensate asbestos claimants is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders.

PART I

Item 3. Legal Proceedings (continued)

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the years ended December 31, 2005, 2004 and 2003 totaled $45.1 million, $40.9 million and $21.1 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. The Company’s total pre-tax cash payments for settlement and defense costs, net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the years ended December 31, 2005, 2004 and 2003 totaled $45.3 million, $28.1 million and $7.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31,			Cumulative to date through December 31, 2005
(In millions)	2005	2004	2003
Settlement costs incurred (1)	$17.4	$17.2	$11.9	$56.2
Defense costs incurred (1)	27.7	23.7	9.2	73.7

Total costs incurred	$45.1	40.9	$21.1	$129.9

Pre-tax cash payments(2)	$45.3	$28.1	$7.9	$85.0
(Refund) payment associated with terminated MSA	$(9.9)	$10.0	—	$0.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers and certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Reimbursements from insurers declined in 2005 as the Company’s cost sharing agreement with primary insurers has been essentially exhausted. The Company continues to negotiate with various of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. On July 22, 2005, the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas Limited (“Equitas”) for a total payment of $33 million. Under the agreement, $1.5 million was paid to the Company in the third quarter of 2005. The balance was placed into escrow for the payment of future asbestos claims and funds remaining in escrow will be paid to the Company on January 3, 2007, if no federal asbestos legislation is enacted by that date. If federal asbestos reform is enacted before January 3, 2007, the money then remaining in escrow would be paid to Equitas, subject to a payment of $1.5 million to the Company and a hold-back of certain funds in escrow for the payment of asbestos claims during the year following enactment of asbestos legislation. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at Lloyd’s of London and reinsured by Equitas. On March 1, 2006, the Company entered into two agreements with Hartford Accident and Indemnity Company and certain affiliated companies (“Hartford”) settling all outstanding claims under the Company’s primary policies with Hartford for a final payment of $1.3 million and establishing a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with Hartford, including a payment of $2.6 million for claims billed to Hartford through September 1, 2005. The agreements with Hartford also include provisions for mutual releases, indemnification of Hartford and claims handling procedures. The Company anticipates that one or more agreements with other excess insurers, such as coverage in place agreements, may be executed in 2006, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated future reimbursement rate of 40%, although the actual reimbursement rate will vary from period to period due to policy terms and certain gaps in coverage as described below.

PART I

Item 3. Legal Proceedings (continued)

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs was based largely on the Company’s experience during 2004 and 2005 for claims filed, settled and dismissed. The Company’s experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. After discussions with the Company, HR&A assumed that costs of defending asbestos claims in the tort system would increase to $37 million in 2006 and remain at that level (with increases of 4.5% per year for inflation) indexed to the number of estimated pending claims in future years. Based on this information, HR&A compiled an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two years and covering claims expected to be filed through the year 2011. Although the methodology used by HR&A will also show claims and costs for periods subsequent to 2011 (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond 2011, particularly given the possibility of federal legislation within that time frame. While it is reasonably possible that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2011. Accordingly, no accrual has been recorded for any costs which may be incurred beyond 2011.

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2006. A liability of $581.8 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 56% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $234.6 million has been recorded representing the probable insurance reimbursement for such claims using the rate of 40% for future recoveries.

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers and one umbrella insurer up to the agreed available limits of the applicable policies. The Company has substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payment, as do a number of additional factors. These additional

PART I

Item 3. Legal Proceedings (continued)

factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%.

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

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs escalates or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

Certain Legal Proceedings On January 21, 2005, five of the Company’s insurers within two corporate insurer groups filed suit in Connecticut state court seeking injunctive relief against the Company and declaratory relief against the Company and dozens of the Company’s other insurers. The suit also sought temporary and permanent injunctive relief restraining the Company from participating in any further settlement discussions with representatives of asbestos plaintiffs or agreeing to any settlement unless the Company permitted the plaintiff insurers to both participate in such discussions and have a meaningful opportunity to consider whether to consent to any proposed settlement, or unless the Company elected to waive coverage under the insurers’ policies. The plaintiffs also sought expedited discovery on, among other things, the Company’s proposed global settlement. At a hearing on February 22, 2005, the Company: (i) contested the application for temporary injunctive relief and expedited discovery; (ii) moved to dismiss the count of the Complaint seeking injunctive relief on the grounds that the count was moot insofar as it addressed the proposed global settlement terminated on January 24, 2005 and not appropriate for determination insofar as it sought relief regarding any future negotiations with representatives of asbestos claimants; and (iii) moved to dismiss counts of the Complaint seeking declaratory relief with respect to the proposed global settlement as moot. At the hearing, the Court denied the plaintiff insurers’ application for temporary injunctive relief and expedited discovery. In denying temporary injunctive relief, the Court stated that the plaintiffs could

PART I

Item 3. Legal Proceedings (continued)

not show irreparable injury and that the plaintiff insurers would have an adequate remedy at law. In light of the Court’s ruling and the Company’s motions to dismiss, the insurer plaintiffs sought and received leave to amend their Complaint to remove certain declaratory relief counts and to remove or restate the remaining allegations.

On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint seeks: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. On October 19, 2005, the Court denied the Company’s motion to dismiss, ruling that the injunctive claims were not unripe. Nonetheless, the Court noted that the Company later could seek summary judgment in connection with the injunctive claims if discovery shows them to be without factual basis. The Company continues to believe it has meritorious defenses to all the counts of the Amended Complaint and intends to defend this matter vigorously.

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2005 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

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

In September 2004, after extensive negotiations regarding the scope of work to be undertaken at the Site after discovery of additional trichloroethylene contamination and the detection of perchlorate during routine testing, the Company reached an agreement in principle with the EPA on a work plan for further investigation and remediation activities at the Site. This agreement is expected to be incorporated into a consent decree between the Company and the EPA in the near future. The Company recorded a pre-tax charge of $40 million in the third quarter 2004 for the estimated costs through 2014 of further environmental investigation and remediation at the Site, based on this agreement in principle with the EPA.

PART I

Item 3. Legal Proceedings (continued)

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $30 million since 1985. In November 2003, the Company and UPI brought suit under Section 113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the U.S. Government also seeks contribution with respect to future costs. Although the Company has been in discussions with the government concerning these claims, the government to date has not agreed to commit to paying any contribution to clean-up costs at the Site. The Company has been engaged in settlement discussions with representatives of the U.S Government with the assistance of a neutral mediator pursuant to direction of the court. The Company is not able to predict at this time whether a mutually acceptable settlement can be reached in mediation.

In July 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of costs allegedly incurred by the EPA at the Site. The government’s action also seeks an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the Company’s and UPI’s liabilities; and both civil penalties and punitive damages. After extensive discussions regarding the nature and scope of such EPA costs and review of relevant documentation, the Company reached agreement with the EPA to pay $6.7 million in past costs, a civil penalty of $0.5 million and $1.0 million to fund a supplemental environmental project for the city of Goodyear, Arizona. These payment terms are expected to be incorporated in the consent decree mentioned above in the near future. The Company does not believe that the ultimate liability, in excess of the $32 million accrued at December 31, 2005, will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part 1 (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position	Business Experience During Past Five Years	Age	Officer Since
Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001.	56	1999

Gil A. Dickoff	Treasurer	Treasurer of the Company since 1992.	44	1992

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	54	1996

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001.	52	2001

Joan Atkinson Nano	Vice President, Controller	Vice President and Controller of the Company since November 2001. Previously, Director of New Controllership Initiatives at GE Capital Corporation (financial services) from 2000 to 2001 and Director, Worldwide Planning and Analysis of Pitney Bowes Corporation (business equipment and services) from 1994 to 1999 and as Assistant Corporate Controller from 1988 to 1994.	50	2001

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001. Vice President, Controller and Chief Tax Officer of the Company from April 2000 to November 2001, Vice President, Taxes of the Company from September 1999 to April 2000.	51	1999

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	51	1989

Thomas J. Perlitz	Vice President, Operational Excellence	Vice President, Operational Excellence of the Company since September 2005. From 1995 to 2005 with subsidiaries of Danaher Corp. (manufacturer of instrumentation, tools and components), most recently Vice President, Global Marketing and Engineering-Imaging of KaVo Dental, Lake Zurick, IL (dental imaging products) from August 2004 to August 2005; Director of Worldwide Service, Fluke Corporation, Everett, WA (electronic and electrical test tools) from February 2002 to August 2004; and Business Unit Manager, Fluke Corporation from July 2000 to February 2002.	37	2005

Curtis P. Robb	Vice President, Business Development and Strategic Planning	Vice President, Business Development and Strategic Planning of the Company since June 2005. From 2003 to 2005, founder and Managing Director of Robb Associates, LLP (financial advisory services). From 1995 to 2002, Managing Director, Mergers and Acquisitions at HSBC (investment banking) and a predecessor company.	51	2005

J. Robert Vipond	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer of the Company since March 2005. From 2000 to 2005, a consultant with Impala Partners, LLC, a financial advisory firm, and an independent contractor providing financial advisory services focused on restructuring situations. From 1994 to 2000 with Praxair, Inc as Vice President and Controller.	60	2005

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required by Item 5(a) and 5(b) is hereby incorporated by reference to page 59 and inside the back cover, respectively, of the 2005 Annual Report to Shareholders. The information required by Item 5(c) is not applicable as the Company did not repurchase any shares during the fourth quarter of 2005.

Item 6. Selected Financial Data.

The information required by Item 6 is hereby incorporated by reference to page 59 of the 2005 Annual Report to Shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by Item 7 is hereby incorporated by reference to pages 18 through 31 and pages 53 through 58 of the 2005 Annual Report to Shareholders.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information required by Item 7A is hereby incorporated by reference to page 31 of the 2005 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data.

The information required by Item 8 is hereby incorporated by reference to pages 32 through 50 and page 59 of the 2005 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART II

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.

Change in Internal Controls. During the fiscal quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

The remaining information required by Item 9A is hereby incorporated by reference to pages 51 and 52 of the 2005 Annual Report to Shareholders.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 is incorporated by reference to the definitive proxy statement dated March 10, 2006, which the Company has filed with the Commission pursuant to Regulation l4A except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, its charters for its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the definitive proxy statement dated March 10, 2006, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement dated March 10, 2006, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (continued)

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	5,927,688	$ 26.09	2,563,058

2000 Non-employee Director Stock Compensation Plan	197,000	24.99	167,743

Equity compensation plans not approved by security holders	—	—	—

Total	6,124,688	$ 26.05	2,730,801

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the definitive proxy statement dated March 10, 2006, which the Company has filed with the Commission pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference to the definitive proxy statement dated March 10, 2006, which the Company has filed with the Commission pursuant to Regulation 14A.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The consolidated balance sheets of Crane Co. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows and related notes to the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 appearing on pages 32 through 50 and the reports thereon of Deloitte & Touche LLP dated February 27, 2006 appearing on pages 51 and 52 of Crane Co.’s 2005 Annual Report to Shareholders which will be furnished with the definitive proxy statement as required by Regulation 14A, Rule 14a-3(c), are incorporated herein by reference.

(2)	The following report and schedule should be read in connection with Crane Co.’s consolidated financial statements in the 2005 Annual Report to Shareholders:

* Report of Deloitte & Touche LLP dated February 27, 2006 on Crane Co.’s financial statement schedule filed as part hereof.

* Schedule II – Valuation and Qualifying Accounts

PART IV

Item 15. Exhibits and Financial Statement Schedules (continued)

(3)	Exhibits

Exhibit No.	Description
Exhibit 3	The Company’s By Laws, as amended on April 3, 2001.

Exhibit 4.1	Preferred Share Purchase Rights Agreement dated as of June 27, 1998.

Exhibit 4.2	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York.

Exhibit 10.1	The form of Employment / Severance Agreement between the Company and certain executive officers which provide for the continuation of certain employee benefits upon a change of control.

Exhibit 10.2	The form of indemnification agreements entered into with each director and executive officer of the Company.

Exhibit 11	Computation of net income per share

Exhibit 13	Selected portions of the Annual Report to Shareholders for the year ended December 31, 2005.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

(b) Exhibits to Form 10-K – Documents incorporated by reference:

(3)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Instruments Defining the Rights of Security Holders:

(a)(1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2003).

3)	Credit Agreement dated as of January 21, 2005 among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005).

PART IV

Item 15. Exhibits and Financial Statement Schedules (continued)

(10)	Material Contracts:

(iii) Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(i)	The Crane Co. Time Sharing Agreement contained in Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Crane Co.

We have audited the consolidated financial statements of Crane Co. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated February 27, 2006; such consolidated financial statements and reports are included in your 2005 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Stamford, CT

February 27, 2006

CRANE CO. AND SUBSIDIARIES

Schedule II - Schedule of Valuation and Qualifying Accounts

For the Years Ended December 31, 2004 and 2005

(in thousands)

Description	Balance at January 1,	Amounts charged to expense	Amounts charged to other accounts	Deductions	Balance at December 31,
Accounts Receivable:
2004	$7,209	$10,643	—	$10,116	$7,736

2005	$7,736	$11,138	—	$13,022	$5,852

Non-U.S. and state deferred assets, excluding NOL (s) and credits - 2004	$3,072	$16,528	—	—	$19,600

Federal, state and foreign NOL(s) and credits - 2004	23,944	1,934	—	—	25,878

Total - 2004 *	$27,016	$18,462	—	—	$45,478

Non-U.S. and state deferred assets, excluding NOL (s) and credits - 2005	$19,600	—	—	$2,720	$16,880

Federal, state and foreign NOL(s) and credits - 2005	25,878	—	—	482	25,396

Total - 2005 *	$45,478	—	—	$3,202	$42,276

*	The above-mentioned valuation allowances are principally an offset to long-term deferred tax assets on the consolidated balance sheet.

SIGNATURES

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
(Registrant)

By	/s/ E.C. Fast
E.C. Fast
President, Chief Executive Officer and Director Date 3/9/06

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OFFICERS

By	/s/ J. Robert Vipond	By	/s/ J.A. Nano
	J. Robert Vipond Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Date 3/9/06		J. A. Nano Vice President, Controller (Principal Accounting Officer) Date 3/9/06

DIRECTORS

By	/s/ R.S. Evans R.S. Evans Date 2/27/06	By	/s/ E.T. Bigelow, Jr. E.T. Bigelow, Jr. Date 2/27/06	By	/s/ D. G. Cook D.G. Cook Date 2/27/06

By	/s/ K.E. Dykstra K. E. Dykstra Date 2/27/06	By	/s/ R.S. Forté R.S. Forté Date 2/27/06	By	/s/ D.R. Gardner D.R. Gardner Date 2/27/06

By	/s/ J. Gaulin J. Gaulin Date 2/27/06		W.E. Lipner Date 2/27/06		D.C. Minton Date 2/27/06

By	/s/ C.J. Queenan, Jr. C.J. Queenan, Jr. Date 2/27/06	By	/s/ J.L.L. Tullis J.L.L. Tullis Date 2/27/06	By	/s/ R.F. McKenna R.F. McKenna Date 2/27/06

Exhibit Index

Exhibit No.	Description
Exhibit 3	The Company’s By Laws, as amended on April 3, 2001.

Exhibit 4.1	Preferred Share Purchase Rights Agreement dated as of June 27, 1998.

Exhibit 4.2	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York.

Exhibit 10.1	The form of Employment / Severance Agreement between the Company and certain executive officers which provide for the continuation of certain employee benefits upon a change of control.

Exhibit 10.2	The form of indemnification agreements entered into with each director and executive officer of the Company.

Exhibit 11	Computation of net income per share.

Exhibit 13	Selected portions of the Annual Report to Shareholders for the year ended December 31, 2005.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).