Form 10-Q
period 2006-03-31
CRANE CO /DE/
filed 2006-05-04
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non –accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of April 25, 2006

Common stock, $1.00 Par Value – 60,771,343 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$549,383	$507,061

Operating costs and expenses:
Cost of sales	371,501	351,641
Selling, general and administrative	120,667	113,570

Operating profit	57,215	41,850

Other income (expense)
Interest income	708	341
Interest expense	(5,527)	(5,720)
Miscellaneous - net	1,261	282

	(3,558)	(5,097)

Income before income taxes	53,657	36,753
Provision for income taxes	16,258	11,755

Net income	$37,399	$24,998

Basic net income per share:	$0.62	$0.42

Diluted net income per share:	$0.61	$0.42

Average basic shares outstanding	60,718	59,455
Average diluted shares outstanding	61,801	60,070
Dividends per share	$0.125	$0.10

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Assets

Current Assets
Cash and Cash Equivalents	$96,501	$180,392

Accounts Receivable	315,063	289,521
Inventories:
Finished goods	90,054	90,852
Finished parts and subassemblies	43,279	43,069
Work in process	53,265	46,406
Raw materials	98,286	92,027

	284,884	272,354

Deferred Tax Assets	43,455	42,104
Other Current Assets	15,155	14,024

Total Current Assets	755,058	798,395

Property, Plant and Equipment:
Cost	740,420	738,368
Less accumulated depreciation	475,316	474,577

	265,104	263,791
Insurance Receivable - Asbestos	222,833	224,600

Other Assets	219,553	223,610

Intangible Assets	96,289	60,735

Goodwill	608,535	568,355

Total Assets	$2,167,372	$2,139,486

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$189	$254
Accounts payable	150,690	149,647
Current asbestos liability	55,000	55,000
Accrued liabilities	167,870	174,366
U.S. and foreign taxes on income	24,135	19,322

Total Current Liabilities	397,884	398,589

Long-Term Debt	293,616	293,248

Accrued Pension and Postretirement Benefits	58,866	56,649

Deferred Tax Liability	73,306	71,406

Long-Term Asbestos Liability	515,762	526,830

Other Liabilities	38,123	39,470

Shareholders’ Equity:
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	116,789	114,788
Retained earnings	837,995	814,197
Accumulated other comprehensive income	37,397	31,090
Treasury stock	(274,792)	(279,207)

Total Shareholders’ Equity	789,815	753,294

Total Liabilities and Shareholders’ Equity	$2,167,372	$2,139,486

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(11,708)	(12,018)

Common Stock Outstanding	60,718	60,408

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$37,399	$24,998
Income from joint venture	(1,761)	(1,198)
Depreciation and amortization	15,265	12,344
Stock-based compensation expense	4,082	2,953
Deferred income taxes expense (benefit)	3,961	(4)
Cash used for operating working capital	(32,899)	(45,021)
Payments for asbestos-related fees and costs, net of insurance recoveries	(9,300)	(10,824)
Refund associated with terminated Master Settlement Agreement	—	9,925
Other	235	982

Total provided by (used for) operating activities	16,982	(5,845)

Investing activities:
Capital expenditures	(8,390)	(5,575)
Proceeds from disposition of capital assets	1,236	255
Payment for acquisition, net of cash acquired	(85,338)	—

Total used for investing activities	(92,492)	(5,320)

Financing activities:
Equity:
Dividends paid	(7,623)	(5,955)
Common shares acquired on the open market	(12,041)	—
Stock incentive plan exercises, net of shares acquired	8,396	1,761
Excess tax benefit from stock-based compensation	1,716	—
Debt:
Repayments of long-term debt	(134)	(4,764)
Net (decrease) increase in short-term debt	(68)	3,080

Total used for financing activities	(9,754)	(5,878)

Effect of exchange rates on cash and cash equivalents	1,373	(1,107)

Decrease in cash and cash equivalents	(83,891)	(18,150)
Cash and cash equivalents at beginning of period	180,392	50,727

Cash and cash equivalents at end of period	$96,501	$32,577

Detail of Cash Used for Working Capital
Accounts receivable	$(20,310)	$(25,391)
Inventories	(4,378)	(12,874)
Other current assets	(884)	(2,228)
Accounts payable	(2,183)	(3,828)
Accrued liabilities	(9,882)	(5,789)
U.S. and foreign taxes on income	4,738	5,089

Total	$(32,899)	$(45,021)

Supplemental disclosure of cash flow information:
Interest paid	$6,627	$6,781
Income taxes paid	4,976	4,471

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

1.	Segment Results

Net sales and operating profit (loss) by segment are as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net Sales:
Aerospace & Electronics	$142,440	$133,581
Engineered Materials	85,950	80,798
Merchandising Systems	52,557	43,753
Fluid Handling	245,348	228,552
Controls	23,243	20,516
Intersegment Elimination	(155)	(139)

Total	$549,383	$507,061

Operating Profit (Loss):
Aerospace & Electronics	$22,474	$15,950
Engineered Materials	15,739	16,858
Merchandising Systems	3,752	3,781
Fluid Handling	24,356	12,424
Controls	2,592	1,759
Corporate	(11,698)	(8,922)

Total	$57,215	$41,850

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the fair market value of the shares on the date of grant. Options become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year from the date of grant and expire six years after the date of grant (ten years for options granted prior to 2004). The Stock Incentive Plan also provides for awards of restricted common stock to officers and other key employees, subject to forfeiture restrictions which lapse over time.

During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires an entity to measure and recognize the cost of employee services received in exchange for equity instrument awards based on the grant-date fair value of such awards. Previously, in accounting for its stock option compensation plans, the Company applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Prior to 2006, no stock option-based employee compensation expense was reflected in the Company’s net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the required pro forma fair-value based compensation cost disclosure was provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The Company elected to adopt the modified prospective application of SFAS 123R effective January 1, 2006. Under this method, compensation expense is recognized for both new awards and the unvested portion of previously issued awards outstanding as of the effective date over the period the requisite employee services are rendered.

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the three month periods ended March 31, 2006 and 2005 are as follows:

	2006	2005
Dividend yield	1.37%	1.49%
Volatility	26.40%	30.74%
Risk-free interest rate	4.23%	3.53%
Expected lives in years	4.20	4.20

Expected dividend yield is based on the Company’s dividend policy. Expected stock volatility was determined based upon the historical volatility for the four-year-period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Activity in the Company’s stock option plans for the three months ended March 31, 2006 was as follows:

(shares in thousands)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period Granted	6,125 878	$26.05 36.58
Exercised	(462)	23.39
Forfeited	(40)	23.75

Options outstanding at end of period	6,501	27.67	4.66
Options exercisable at end of period	4,535	$25.43	4.44

During the first quarter of 2006 and 2005, the weighted-average fair value of options granted was $9.09 per share and $7.10 per share, respectively. During the first three months of 2006 and 2005, the total intrinsic value of options exercised was $6.5 million and $0.6 million, respectively. The total cash received from these option exercises was $10.8 million and $1.8 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $1.9 million and $0.2 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $87.0 million and $70.6 million, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $2.1 million and $3.0 million in the first quarter of 2006 and 2005, respectively. Changes in the Company’s restricted stock for the three months ended March 31, 2006 were as follows:

(shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period Granted	642 223	$26.05 36.34
Vested	(145)	23.19
Forfeited	(1)	34.86

Unvested restricted stock at end of period	719	$29.80

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on first-quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Three months ended March 31, 2005
Net income – as reported	$24,998
Add: Stock-based employee compensation of $2,953 included in reported income, net of related tax effects	1,919
Less: Total stock-based employee compensation expense of $5,084 determined under fair value based method for all awards, net of related tax effects	(3,221)

Net income – pro forma	$23,696

Basic earnings per share:
As reported	$0.42
Pro forma	$0.40
Diluted earnings per share:
As reported	$0.42
Pro forma	$0.39

The Company recognized share-based compensation expense of $4.1 million ($0.04 per diluted share, after related tax benefit of $1.4 million) in the first quarter of 2006 as a component of selling, general and administrative expense. In the first quarter of 2005, $3.0 million of share-based compensation expense was recognized which excludes expense related to stock options of $2.1 million as the Company adopted the new standard (SFAS 123R) prospectively as of January 1, 2006. At March 31, 2006, there was $30.3 million of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 2.1 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those awards. For the three months ended March 31, 2006, cash flow from operating activities was decreased $1.7 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

3.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Net income	$37,399	$24,998
Average basic shares outstanding	60,718	59,455
Effect of dilutive stock options	1,083	615

Average diluted shares outstanding	61,801	60,070
Basic net income per share	$.62	$.42
Diluted net income per share	$.61	$.42

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$37,399	$24,998
Foreign currency translation adjustments	6,307	(10,538)

Comprehensive income	$43,706	$14,460

5.	Goodwill and Intangible Assets

Goodwill and intangible assets changes during the quarter ended March 31, 2006 primarily relate to the recording of preliminary purchase price allocations from the acquisition of CashCode Co. Inc. (“CashCode”) in January 2006. The final purchase price allocations will be completed during 2006.

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$568,355	$579,081
Additions	38,683	4,569
Translation and other adjustments	1,497	(15,295)

Balance at end of period, net of accumulated amortization	$608,535	$568,355

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$60,735	$64,450
Additions	37,547	2,570
Translation and other adjustments	3,421	1,448
Amortization expense	(5,414)	(7,733)

Balance at end of period, net of accumulated amortization	$96,289	$60,735

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

A summary of intangible assets follows:

(in thousands)	March 31, 2006		December 31, 2005
	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$79,848	$38,394	$78,296	$37,196
Drawings	10,825	7,428	10,825	7,363
Other	62,863	11,425	24,272	8,099

	$153,536	$57,247	$113,393	$52,658

Amortization expense for these intangible assets is expected to be approximately $13.5 million in 2007, $11.1 million in 2008, $9.1 million in 2009, $7.9 million in 2010 and $6.7 million in 2011.

Intangible assets totaled $96.3 million, net of accumulated amortization of $57.2 million at March 31, 2006. Included within this amount is $15.1 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

6.	Acquisition and Disposition

In January 2006, the Company acquired the assets of CashCode, a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications for approximately $85 million in cash. Based on the preliminary purchase price allocation, approximately 90% was for the acquisition of goodwill and intangibles; the final purchase price allocations will be completed during 2006. CashCode had sales of approximately $48 million in 2005. CashCode is located in Concord, Ontario and employs approximately 350 people worldwide serving a global marketplace with 75% of its sales outside the United States, of which a majority are in Europe and Russia. CashCode was integrated into the Company’s Merchandising Systems segment.

In April 2006, the Company completed the sale of Westad, a small specialty valve business located in Norway. This business had $25 million in sales in 2005 and was sold at a modest loss. Westad was included in the Company’s Fluid Handling segment.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

7.	Asbestos Liability

Information Regarding Claims and Costs

As of March 31, 2006, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2006	2005	2005
Beginning claims	89,017	84,977	84,977
New claims	1,304	2,807	7,986
Settlements	(308)	(413)	(1,829)
Dismissals	(849)	(448)	(2,117)

Ending claims *	89,164	86,923	89,017

*	Does not include 36,150 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 89,164 pending claims as of March 31, 2006, approximately 25,000 claims were pending in New York, approximately 33,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 4,000 claims were pending in Ohio, all jurisdictions in which recent legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the three-month periods ended March 31, 2006 and 2005 totaled $15.2 million and $7.2 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. The Company’s total pre-tax cash payments for settlement and defense costs, net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the three-month periods ended March 31, 2006 and 2005 totaled $9.3 million and $10.8 million respectively. Detailed below are the comparable amounts for the periods indicated.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31,		Year Ended December 31, 2005	Cumulative to date through March 31, 2006
(in millions)	2006	2005
Settlement costs incurred (1)	$5.8	$3.0	$17.4	$62.0
Defense costs incurred (1)	9.4	4.2	27.7	83.1

Total costs incurred	$15.2	$7.2	$45.1	$145.1
Pre-tax cash payments (2)	$9.3	$10.8	$45.3	$94.3
(Refund) associated with terminated MSA	—	$(9.9)	$(9.9)	$.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers and certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

In 2006, the Company does not expect significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers has been essentially exhausted. Nonetheless, the Company continues to negotiate with various of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. On July 22, 2005, the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas Limited (“Equitas”) for a total payment of $33 million. Under the agreement, $1.5 million was paid to the Company in the third quarter of 2005. The balance was placed into escrow for the payment of future asbestos claims and funds remaining in escrow will be paid to the Company on January 3, 2007, if no federal asbestos legislation is enacted by that date. If federal asbestos reform is enacted before January 3, 2007, the money then remaining in escrow would be paid to Equitas, subject to a payment of $1.5 million to the Company and a hold-back of certain funds in escrow for the payment of asbestos claims during the year following enactment of asbestos legislation. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at Lloyd’s of London and reinsured by Equitas. Effective March 1, 2006, the Company entered into two agreements with Hartford Accident and Indemnity Company and certain affiliated companies (“Hartford”) settling all outstanding claims under the Company’s primary policies with Hartford for a final payment of $1.3 million and establishing a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with Hartford, including a payment of $2.6 million for claims billed to Hartford through September 1, 2005. The Company received these payments in March 2006 and April 2006, respectively. The agreements with Hartford also include provisions for mutual releases, indemnification of Hartford and claims handling procedures. The Company anticipates that one or more agreements with other excess insurers, such as coverage in place agreements, may be executed in 2006, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated future reimbursement rate of 40%, although the actual reimbursement rate will vary from period to period due to policy terms and certain gaps in coverage as described below.

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

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2006. The Company compared the current asbestos claim activity as of March 31, 2006 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $570.8 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 55% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $232.8 million has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% for future recoveries.

A significant portion of the Company’s settlement and defense costs have been paid by its primary insurers up to the agreed available limits of the applicable policies. In addition, Hartford has begun paying a portion of the Company’s settlement and defense costs in accordance with the coverage in place agreement discussed above. The Company has other substantial excess coverage policies that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%.

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

Since many uncertainties exist surrounding asbestos litigation, the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations and financial position in any given period from a revision to these estimates could be material.

Certain Legal Proceedings

On January 21, 2005, five of the Company’s insurers within two corporate insurer groups filed suit in Connecticut state court seeking injunctive relief against the Company and declaratory relief against the Company and dozens of the Company’s other insurers. The suit also sought temporary and permanent injunctive relief restraining the Company from participating in any further settlement discussions with representatives of asbestos plaintiffs or agreeing to any settlement unless the Company permitted the plaintiff insurers to both participate in such discussions and have a meaningful opportunity to consider whether to consent to any proposed settlement, or unless the Company elected to waive coverage under the insurers’ policies. The plaintiffs also sought expedited discovery on, among other things, the Company’s proposed global settlement. At a hearing on February 22, 2005, the Company (i) contested the application for temporary injunctive relief and expedited discovery; (ii) moved to dismiss the count of the Complaint seeking injunctive relief on the grounds that the count was moot insofar as it addressed the proposed global settlement terminated on January 24, 2005 and not appropriate for determination insofar as it sought relief regarding any future negotiations with representatives of asbestos claimants; and (iii) moved to dismiss counts of the Complaint seeking declaratory relief with respect to the proposed global settlement as moot. At the hearing, the Court denied the plaintiff insurers’ application for temporary injunctive relief and expedited discovery. In denying temporary injunctive relief, the Court stated that the plaintiffs could not show irreparable injury and that the plaintiff insurers would have an adequate remedy at law. In light of the Court’s ruling and the Company’s motions to dismiss, the insurer plaintiffs sought and received leave to amend their Complaint to remove certain declaratory relief counts and to remove or restate the remaining allegations.

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

8.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
(In Thousands)
Service cost	$4,370	$4,329	$41	$43
Interest cost	7,712	7,791	284	294
Expected return on plan assets	(9,817)	(9,793)	—	—
Amortization of prior service cost	130	142	(40)	(42)
Amortization of net loss	548	90	(21)	(21)

Net periodic cost	$2,943	$2,559	$264	$274

The Company expects, based on current actuarial calculations, to contribute cash of $12 million to its domestic and foreign defined benefit plans and $2 million to its other postretirement benefit plans in 2006. The Company contributed cash of $5.7 million to its defined benefit plans and $1.9 million to its other postretirement benefit plans in 2005. During the first three months of 2006, the Company contributed $1.0 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans. Cash contributions for the remainder of 2006 and subsequent years will depend on a number of factors, including changes in long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission and are incorporated by reference herein.

Results from Operations

First quarter of 2006 compared with first quarter of 2005

First quarter 2006 sales increased $42.3 million, or 8%, including core business growth of $32.6 million (7%), and sales from acquired businesses of $17.5 million (3%), reduced by unfavorable foreign currency translation of $7.8 million (2%). Operating profit of $57.2 million rose 37% compared with $41.9 million in the prior year quarter. In the first quarter of 2005, operating profit was impacted by severance costs of $4.8 million, provisions for several loss contracts in the Electronics Group of $2.3 million, and planned costs associated with two facility closures of $1.7 million. In the first quarter of 2006, operating profit was impacted by severance costs of $1.9 million. Net income was $37.4 million, or $.61 per share, in the first quarter of 2006 compared with net income of $25.0 million, or $.42 per share, in the first quarter of 2005.

Net sales related to operations outside the U.S. for the three-month periods were 37% in 2006 and 2005, respectively.

Order backlog at March 31, 2006 totaled $621.6 million, compared with backlog of $612.6 million at March 31, 2005 and $597.1 million at December 31, 2005.

Segment Results

All comparisons below reference the first quarter 2006 versus the first quarter 2005 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2006	2005
Sales	$142.4	$133.6	$8.8	7%
Operating Profit	$22.5	$16.0	$6.5	41%
Profit Margin	15.8%	11.9%

The first quarter 2006 sales increase of $8.8 million reflected sales increases of $4.2 million in the Aerospace Group and $4.6 million in the Electronics Group. The sales increase was effectively leveraged as segment operating profit increased by $6.5 million, with increases of $3.7 and $2.8 million in Aerospace and Electronics, respectively.

Aerospace Group sales of $89.5 million increased $4.2 million, or 5%, from $85.3 million in the prior year period. Sales increased largely due to higher commercial OEM and commercial after-market volumes, partially offset by lower military after-market demand. Operating profit increased $3.7 million reflecting higher volumes, improved margins, and the absence of $1.8 million in severance charges incurred in the first quarter of 2005.

Electronics Group sales of $52.9 million increased $4.6 million, or 10%, from $48.3 million in the prior year period, with sales increases in Power Solutions and Microwave more than offsetting lower Electronic

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Manufacturing Solutions sales. Operating profit improved by $2.8 million largely due to the absence of $2.3 million of charges for expected losses on contracts, and $.4 million of severance costs incurred in the first quarter of 2005. Operating margin, including these costs, more than doubled from the first quarter of 2005.

The Aerospace & Electronics Segment backlog was $364.5 million at March 31, 2006, compared with $367.5 million at March 31, 2005 and $365.0 million at December 31, 2005.

Engineered Materials

	First Quarter		Change
(dollars in millions)	2006	2005
Sales	$86.0	$80.8	$5.2	6%
Operating Profit	$15.7	$16.9	$(1.2)	(7)%
Profit Margin	18.3%	20.9%

The first quarter 2006 sales increase of $5.2 million, or 6%, reflects higher pricing across all market segments, and higher volumes to building products and transportation customers, offset in part by slightly lower RV market sales. Profit margin decreased to 18.3% primarily as a result of higher expenses for market development activities, product mix, and warranty costs.

The Engineered Materials segment backlog was $17.0 million at March 31, 2006, compared with $19.4 million at March 31, 2005 and $17.2 million at December 31, 2005.

Merchandising Systems

	First Quarter		Change
(dollars in millions)	2006	2005
Sales	$52.6	$43.8	$8.8	20%
Operating Profit	$3.8	$3.8	—	—
Profit Margin	7.1%	8.6%

Merchandising Systems sales increased $8.8 million, or 20%, reflecting increased Payment Systems sales of $15.1 million primarily from the CashCode acquisition, a $5.0 million decline in vending machine sales and an unfavorable currency translation of $1.3 million. European and North American vending machine sales were significantly below last year; the vending machine industry has experienced declining sales for the past nine months as operators have struggled with lower profitability from higher gas prices and food costs.

In response to lower sales, Crane’s vending operations in the United States reduced employment levels by 18% (compared to March 2005) and incurred severance costs of $1.1 million in the first quarter of 2006. The effect of the reduced sales volume and severance costs in vending were offset by the profits from Payment Systems.

As previously announced, on January 17, 2006, Crane acquired CashCode Co. Inc., a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications. The purchase price was approximately $85 million in cash. CashCode had sales of approximately $48 million in 2005.

The Merchandising Systems segment backlog was $14.8 million at March 31, 2006, compared with $9.5 million at March 31, 2005 and $9.2 million at December 31, 2005.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fluid Handling

	First Quarter		Change
(dollars in millions)	2006	2005
Sales	$245.3	$228.6	$16.7	7%
Operating Profit	$24.4	$12.4	$12.0	96%
Profit Margin	9.9%	5.4%

The first quarter sales increase of $16.7 million, or 7%, included $20.2 million (9%) of core sales and $2.0 million (1%) from an acquired business, offset in part by $5.5 million (3%) from unfavorable foreign currency translation. Operating profit increased 96%, and margin continued to improve, versus both the first quarter of 2005 and the fourth quarter of 2005, due to strengthening market demand, productivity improvements and customer price increases. First quarter 2005 includes severance costs of $2.2 million and facility closure costs of $1.5 million.

To better align our external financial reporting with our strategic focus and management structure, beginning with the first quarter of 2006, the Company is including Resistoflex and Crane Ltd. in the Valve Group. Crane Pumps & Systems and Crane Supply remain unchanged.

Valve Group sales of $174.9 million increased $7.9 million, or 5%, from the prior year on a comparable basis. Core sales growth was $14.3 million (9%) and an acquisition contributed $2.0 million (1%), partially offset by $8.4 million (5%) of unfavorable foreign currency translation. Core sales improved from increased demand for industrial valves, particularly from the chemical process and refining industries, and generally higher demand from many commercial applications. Demand growth has been somewhat stronger in the U.S. than in Europe. Selling prices are generally higher this year than last year reflecting actions in 2005 to recover costs of higher raw materials. Operating profit increased 84% versus the prior year, reflecting higher sales and improved operating costs. Profit margin of approximately 10% improved from approximately 6% in the prior year. First quarter 2005 included severance costs of $1.9 million.

Crane Pumps & Systems sales of $27.6 million increased $3.7 million, or 15%, over the first quarter of 2005. Sales increased across most of the served markets. Profit margin of approximately 15% was up from approximately 2% in the prior year due to productivity gains realized from the Salem, Ohio closure, and the ability to effectively leverage the incremental volume. The Salem closure costs ($1.5 million) including certain related severance costs were recorded in the first quarter of 2005.

Crane Supply sales of $41.3 million increased $5.8 million, or 16%, of which 8% was net core volume growth and selling price changes, and 8% was from favorable foreign currency translation. Sales growth was most notable in commercial construction primarily in Ontario, Alberta and the Atlantic region. Profit margin was approximately 11%, compared with approximately 9% in the prior year, as the impact of higher volumes and cost savings initiatives more than offset lower pricing.

The Fluid Handling Segment backlog was $205.7 million at March 31, 2006, compared with $200.6 million at March 31, 2005 and $188.8 million at December 31, 2005.

Controls

	First Quarter		Change
(dollars in millions)	2006	2005
Sales	$23.2	$20.5	$2.7	13%
Operating Profit	$2.6	$1.8	$0.8	47%
Profit Margin	11.2%	8.6%

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales improvements of $2.7 million, or 13%, were largely attributable to increased demand for products in the transportation, oil and gas exploration, and gas transmission markets. Operating profit was higher than the prior year period as volume gains were leveraged to achieve higher operating margins.

The Controls segment backlog was $19.5 million at March 31, 2006, compared with $15.6 million at March 31, 2005 and $16.9 million at December 31, 2005.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 20.0% of capital (net debt plus shareholders’ equity) at March 31, 2006 compared with 13.1% at December 31, 2005, largely because of the acquisition of CashCode for approximately $85 million in cash in January 2006.

Liquidity and Capital Resources

Cash provided from operating activities was $17.0 million in the first quarter of 2006 compared with a use of $5.8 million last year including the 2005 refund of $9.9 million related to the terminated Master Settlement Agreement. Cash payments for asbestos-related fees and costs, net of insurance recoveries, were $9.3 million in the first quarter of 2006 compared with $10.8 million in the first quarter of 2005. Capital expenditures were $8.4 million in the first quarter of 2006, compared with $5.6 million in the first quarter of 2005. In the third quarter of 2005, the dividend was increased by 25%, and as a result the Company paid $7.6 million in dividends to shareholders in the first quarter of 2006, compared with $6.0 million in the first quarter of 2005. In the first quarter of 2006, the Company repurchased approximately 310,600 shares of its common stock on the open market at a cost of $12 million.

At March 31, 2006, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This contractually committed facility is available for general corporate purposes, including acquisitions.

Long-term debt, net of deferred financing costs, was $293.6 million at March 31, 2006 comprised primarily of fixed rate borrowings under the $100 million 6.75% Notes due 2006, and $200 million 5.50% Notes due 2013. Because the Company has the intention and ability to refinance the $100 million 6.75% Notes due October 2006 at maturity with long-term borrowings, they are classified as long-term at March 31, 2006.

Change in Accounting Principle

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25. The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that were outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. See Note 2 for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part I – Financial Information

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2006, there have been no changes in the Company’s internal control over financial reporting, identified in connection with its evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company’s asbestos claims and certain other legal proceedings are discussed in Note 7 to the consolidated financial statements, which is incorporated herein by reference.

Except as in Note 7 to the consolidated financial statements, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1-28	77,200	$38.84	—	—
March 1-31	233,400	$38.70	—	—

Total	310,600	$38.74	—	—

The table above only includes the open-market repurchases of the Company’s common stock. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

Part II – Other Information

Item 4.	Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of Shareholders was held on April 24, 2006.

B)	The following four Directors were elected to serve for three years until the Annual Meeting in 2009.

Mr. Donald G. Cook

Mr. R.S. Evans

Mr. Eric C. Fast

Mr. Dorsey R. Gardner

The following Director was elected to serve for two years until the Annual Meeting in 2008.

Mr. Ronald F. McKenna

The following Directors’ terms of office continue following the Annual Meeting: E. Thayer Bigelow, Jr., Karen E. Dykstra, Richard S. Forté, Jean Gaulin, William E. Lipner, Charles J. Queenan, Jr. and James L.L. Tullis.

C)	The following four Directors were elected to serve for three years until the Annual Meeting in 2009.

Mr. Donald G. Cook
Vote for	52,855,535
Vote withheld	389,013

Mr. R.S. Evans
Vote for	52,337,908
Vote withheld	906,640

Mr. Eric C. Fast
Vote for	52,440,360
Vote withheld	804,188

Mr. Dorsey R. Gardner
Vote for	52,314,001
Vote withheld	930,547

The following Director was elected to serve for two years until the Annual Meeting in 2008.

Mr. Ronald F. McKenna
Vote for	52,840,876
Vote withheld	403,672

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2006.

Vote for	52,335,310
Vote against	811,571
Abstained	97,667

The shareholders rejected a shareholder’s proposal concerning the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	6,135,537
Vote against	39,621,384
Abstained	2,210,060
Non-Votes	5,277,567

Item 6. Exhibits

Exhibits
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. REGISTRANT

Date
May 4, 2006	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief
Executive Officer
Date
May 4, 2006	By	/s/ J. Robert Vipond
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