Form 10-Q
period 2006-06-30
CRANE CO /DE/
filed 2006-08-09
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non –accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of July 25, 2006

Common stock, $1.00 Par Value – 61,162,743 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$558,151	$525,619	$1,107,533	$1,032,680

Operating costs and expenses:
Cost of sales	376,423	363,333	747,923	714,974
Selling, general and administrative	115,638	107,388	236,303	220,958

Operating profit	66,090	54,898	123,307	96,748

Other income (expense)
Interest income	903	161	1,611	502
Interest expense	(5,496)	(5,742)	(11,023)	(11,462)
Miscellaneous - net	4,422	1,784	5,681	2,066

	(171)	(3,797)	(3,731)	(8,894)

Income before income taxes	65,919	51,101	119,576	87,854
Provision for income taxes	21,456	15,427	37,714	27,182

Net income	$44,463	$35,674	$81,862	$60,672

Basic net income per share:	$0.73	$0.60	$1.34	$1.02

Diluted net income per share:	$0.71	$0.59	$1.32	$1.01

Average basic shares outstanding	60,995	59,606	60,876	59,527
Average diluted shares outstanding	62,338	60,091	62,192	60,060
Dividends per share	$0.125	$0.10	$0.25	$0.20

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Assets

Current Assets
Cash and Cash Equivalents	$100,164	$180,392

Accounts Receivable	336,291	289,521
Inventories:
Finished goods	95,044	90,852
Finished parts and subassemblies	41,764	43,069
Work in process	53,378	46,406
Raw materials	94,020	92,027

	284,206	272,354

Deferred Tax Assets	39,165	42,104
Other Current Assets	10,917	14,024

Total Current Assets	770,743	798,395

Property, Plant and Equipment:
Cost	742,081	738,368
Less accumulated depreciation	481,153	474,577

	260,928	263,791

Insurance Receivable - Asbestos	216,449	224,600

Other Assets	234,497	223,610

Intangible Assets	94,938	60,735

Goodwill	664,578	568,355

Total Assets	$2,242,133	$2,139,486

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$188	$254
Accounts payable	153,964	149,647
Current asbestos liability	55,000	55,000
Accrued liabilities	174,037	174,366
U.S. and foreign taxes on income	19,163	19,322

Total Current Liabilities	402,352	398,589

Long-Term Debt	294,033	293,248

Accrued Pension and Postretirement Benefits	60,287	56,649

Deferred Tax Liability	75,168	71,406

Long-Term Asbestos Liability	509,599	526,830

Other Liabilities	38,230	39,470

Shareholders’ Equity:
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	127,876	114,788
Retained earnings	876,762	814,197
Accumulated other comprehensive income	62,841	31,090
Treasury stock	(277,441)	(279,207)

Total Shareholders’ Equity	862,464	753,294
Total Liabilities and Shareholders’ Equity	$2,242,133	$2,139,486

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(11,265)	(12,018)

Common Stock Outstanding	61,161	60,408

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$81,862	$60,672
Income from joint venture	(3,219)	(2,582)
Gain on divestitures	(8,267)	—
Depreciation and amortization	26,797	24,843
Stock-based compensation expense	8,119	4,873
Deferred income taxes	(1,506)	456
Cash used for operating working capital	(34,148)	(44,636)
Asbestos-related payments, net of insurance recoveries	(9,080)	(19,258)
Refund associated with terminated Master Settlement Agreement	—	9,925
Other	6,704	2,677

Total provided by operating activities	67,262	36,970

Investing activities:
Capital expenditures	(17,001)	(11,375)
Proceeds from disposition of capital assets	2,854	1,381
Proceeds from divestitures	25,880	—
Payment for acquisitions, net of cash acquired and liabilities assumed	(149,065)	—

Total used for investing activities	(137,332)	(9,994)

Financing activities:
Equity:
Dividends paid	(15,292)	(11,920)
Common shares acquired on the open market	(24,999)	—
Stock incentive plan exercises, net of shares acquired	18,643	1,876
Excess tax benefit from stock-based compensation	6,775	—
Debt:
Repayments of long-term debt	(208)	(4,540)
Net (decrease) increase in short-term debt	(68)	115

Total used for financing activities	(15,149)	(14,469)

Effect of exchange rates on cash and cash equivalents	4,991	(3,610)

(Decrease) increase in cash and cash equivalents	(80,228)	8,897
Cash and cash equivalents at beginning of period	180,392	50,727

Cash and cash equivalents at end of period	$100,164	$59,624

Detail of Cash Used for Working Capital
Accounts receivable	$(31,378)	$(34,345)
Inventories	(6,173)	(8,453)
Other current assets	3,287	414
Accounts payable	2,181	(9,178)
Accrued liabilities	(1,549)	(2,111)
U.S. and foreign taxes on income	(516)	9,037

Total	$(34,148)	$(44,636)

Supplemental disclosure of cash flow information:
Interest paid	$11,084	$11,598
Income taxes paid	9,558	10,922

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

1.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net Sales
Aerospace & Electronics	$144,438	$133,940	$286,878	$267,521
Engineered Materials	82,345	79,194	168,295	159,992
Merchandising Systems	53,625	45,687	106,182	89,440
Fluid Handling	253,848	245,917	499,196	474,468
Controls	24,007	20,967	47,250	41,483
Intersegment Elimination	(112)	(86)	(268)	(224)

Total	$558,151	$525,619	$1,107,533	$1,032,680

Operating Profit
Aerospace & Electronics	$26,173	$18,268	$48,647	$34,218
Engineered Materials	13,151	18,286	28,890	35,144
Merchandising Systems	4,462	4,052	8,214	7,833
Fluid Handling	30,019	20,033	54,376	32,457
Controls	2,960	1,817	5,552	3,577
Corporate	(10,675)	(7,558)	(22,372)	(16,481)

Total	$66,090	$54,898	$123,307	$96,748

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

2.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the fair market value of the shares at grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Options become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). The Stock Incentive Plan also provides for awards of restricted common stock to officers and other key employees, subject to forfeiture restrictions which lapse over time.

During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” (“SFAS 123R”), which requires an entity to measure and recognize the cost of employee services received in exchange for equity instrument awards based on the grant-date fair value of such awards. Previously, in accounting for its stock option compensation plans, the Company applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Prior to 2006, no stock option-based employee compensation expense was reflected in the Company’s net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the required pro forma fair-value based compensation cost disclosure was provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”).

The Company elected to adopt the modified prospective application of SFAS 123R effective January 1, 2006. Under this method, compensation expense is recognized for both new awards and the unvested portion of previously issued awards outstanding as of the effective date over the period the requisite employee services are rendered.

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the six month periods ended June 30, 2006 and 2005 are as follows:

	2006	2005
Dividend yield	1.36%	1.49%
Volatility	26.40%	30.74%
Risk-free interest rate	4.26%	3.61%
Expected lives in years	4.20	4.20

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Activity in the Company’s stock option plans for the six months ended June 30, 2006 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period Granted	6,125 919	$26.05 36.80
Exercised	(1,777)	25.53
Canceled	(89)	30.97

Options outstanding at end of period	5,178	28.05	4.59
Options exercisable at end of period	3,455	$25.59	4.36

During the first six months of 2006 and 2005, the weighted-average fair value of options granted was $9.19 per share and $7.19 per share, respectively. During the first six months of 2006 and 2005, the total intrinsic value of options exercised was $29.5 million and $1.4 million, respectively. The total cash received from these option exercises was $45.3 million and $4.4 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $9.3 million and $0.4 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $70.1 million and $55.3 million, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $4.1 million and $4.9 million in the first six months of 2006 and 2005, respectively. Changes in the Company’s restricted stock for the six months ended June 30, 2006 were as follows:

Restricted Stock Activity	Restricted Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period Granted	642 237	$26.05 36.71
Vested	(238)	26.18
Forfeited	(18)	32.90

Unvested restricted stock at end of period	623	$29.86

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on three months and six months ended June 30, 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income – as reported	$35,674	$60,672
Add: Stock-based employee compensation of $1,920 and $4,873 for the three and six-months ended June 30, 2005, respectively, included in reported income, net of related tax effects	1,248	3,167
Less: Total stock-based employee compensation expense of $4,266 and $9,350 for the three and six-months ended June 30, 2005, respectively, determined under fair value based method for all awards, net of related tax effects	(2,936)	(6,157)

Net income – pro forma	$33,986	$57,682

Basic earnings per share:
As reported	$0.60	$1.02
Pro forma	$0.57	$0.97
Diluted earnings per share:
As reported	$0.59	$1.01
Pro forma	$0.57	$0.96

The Company recognized share-based compensation expense of $8.1 million ($0.09 per diluted share, after related tax benefit of $2.8 million) in the first six months of 2006 as a component of selling, general and administrative expense. In the first six months of 2005, $4.9 million of share-based compensation expense was recognized which excludes expense related to stock options of $4.5 million as the Company adopted the new standard (SFAS 123R) prospectively as of January 1, 2006. At June 30, 2006, there was $26.6 million of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.9 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those awards. For the six months ended June 30, 2006, cash flow from operating activities was decreased $6.8 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

3.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Net income	$44,463	$35,674	$81,862	$60,672
Average basic shares outstanding	60,995	59,606	60,876	59,527
Effect of dilutive stock options	1,343	485	1,316	533

Average diluted shares outstanding	62,338	60,091	62,192	60,060
Basic net income per share	$0.73	$0.60	$1.34	$1.02
Diluted net income per share	0.71	0.59	1.32	1.01

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Comprehensive Income

Total comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	$44,463	$35,674	$81,862	$60,672
Foreign currency translation adjustments	25,444	(21,236)	31,751	(31,774)

Comprehensive income	$69,907	$14,438	$113,613	$28,898

5.	Goodwill and Intangible Assets

Goodwill and intangible assets changes during the six-month period ended June 30, 2006 primarily relate to the recording of preliminary purchase price allocations from the acquisition of CashCode Co. Inc. (“CashCode”) in January 2006 and Automatic Products international, ltd. (“APi”) and Telequip Corporation (“Telequip”) in June 2006. The final purchase price allocations will be completed during 2006.

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$568,355	$579,081
Additions	87,270	4,569
Translation and other adjustments	8,953	(15,295)

Balance at end of period, net of accumulated amortization	$664,578	$568,355

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$60,735	$64,450
Additions	37,547	2,570
Translation and other adjustments	3,995	1,448
Amortization expense	(7,339)	(7,733)

Balance at end of period, net of accumulated amortization	$94,938	$60,735

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

A summary of intangible assets follows:

(in thousands)	June 30, 2006		December 31, 2005
	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$81,546	$40,270	$78,296	$37,196
Drawings	10,825	7,494	10,825	7,363
Other	63,537	13,206	24,272	8,099

	$155,908	$60,970	$113,393	$52,658

Amortization expense for these intangible assets is currently estimated to be approximately $13.8 million in 2007, $11.1 million in 2008, $9.2 million in 2009, $7.9 million in 2010 and $6.7 million in 2011. Estimated amounts are subject to change based on the preliminary purchase price allocations currently being completed for CashCode, APi and Telequip.

Intangible assets totaled $94.9 million, net of accumulated amortization of $61.0 million at June 30, 2006. Included within this amount is $15.1 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

6.	Acquisitions and Dispositions

In January 2006, the Company acquired the assets of CashCode, a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications, for approximately $85 million in cash. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 90% will be for the acquisition of goodwill and intangibles. CashCode had sales of approximately $48 million in 2005. CashCode is located in Concord, Ontario and employs approximately 350 people worldwide, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. CashCode was integrated into the Company’s Merchandising Systems segment.

In June 2006, the Company acquired certain assets of APi, a privately held manufacturer of vending equipment, for a cash purchase price of approximately $20 million. In September 2006, additional assets of APi will be acquired and a second payment of approximately $11 million will be made. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 65% will be for the acquisition of goodwill and intangibles. The acquisition includes APi’s extensive distribution network, product line designs and trade names, manufacturing equipment and aftermarket parts business. The Company has purchased the distribution assets and will purchase the manufacturing equipment, inventory and other related assets (but not the facility) in September after a transition period to facilitate moving the manufacturing activity to the Crane Merchandising Systems facility in St. Louis, Missouri. APi will manufacture products exclusively for the Company during this transition period. The purchase does not include APi’s manufacturing facility located in St. Paul, Minnesota. APi will be integrated into the Company’s Merchandising Systems segment.

Also in June 2006, the Company acquired all of the outstanding stock of Telequip for a cash purchase price of approximately $45 million. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 95% will be for the acquisition of goodwill and intangibles. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

principally focused on the retail market which includes grocery and convenience stores, quick-service restaurants and self-checkout/self-service kiosks. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip will be integrated into the Company’s Merchandising Systems segment.

In April 2006, the Company completed the sale of Westad, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in the Company’s Fluid Handling segment. In May 2006, the Company completed the sale of Resistoflex Aerospace, a manufacturer of high-performance hose and high pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex Aerospace was included in the Company’s Aerospace & Electronics segment.

The second quarter 2006 net gain from these divestitures was $8.3 million. This gain was offset by $4.2 million from the sale of unused property resulting from prior plant consolidations and certain legal costs associated with previous divestitures.

7.	Asbestos Liability

Information Regarding Claims and Costs

As of June 30, 2006, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2006	2005	2006	2005	2005
Beginning claims	89,164	86,923	89,017	84,977	84,977
New claims	978	2,285	2,282	5,092	7,986
Settlements	(264)	(326)	(572)	(739)	(1,829)
Dismissals	(1,045)	(319)	(1,894)	(767)	(2,117)

Ending claims *	88,833	88,563	88,833	88,563	89,017

*	Does not include 36,175 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 88,833 pending claims as of June 30, 2006, approximately 25,000 claims were pending in New York, approximately 32,500 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 3,400 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the six-month periods ended June 30, 2006 and 2005 totaled $31.2 million and $19.9 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. In addition, during the second quarter of 2006 the Company changed its method of processing payments in order to utilize the services of a third party firm specializing in allocation of settlement and defense costs to insurers resulting in a transitioning delay in payments which the Company expects will be caught up in the third quarter. The Company’s total pre-tax cash payments for settlement and defense costs, net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the six-month periods ended June 30, 2006 and 2005 totaled $9.1 million and $19.2 million respectively, and are expected to be $45 million for the full year 2006. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2005	Cumulative to date through June 30, 2006
(In millions)	2006	2005	2006	2005
Settlement costs incurred (1)	$5.5	$5.1	$11.3	$8.1	$17.4	$67.5
Defense costs incurred (1)	10.5	7.6	19.9	11.8	27.7	93.6

Total costs incurred	$16.0	$12.7	$31.2	$19.9	$45.1	$161.1
Pre-tax cash payments (receipts) (2)	$(.2)	$8.4	$9.1	$19.2	$45.3	$94.1
(Refund) associated with terminated MSA	—	—	—	$(9.9)	$(9.9)	$.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers and certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

In 2005, the Company did not receive significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers were essentially exhausted. The Company continues to negotiate with various of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities and reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies will be made as coverage-in-place and other agreements are reached with such insurers.

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

Effective April 10, 2006, the Company and Everest Reinsurance Company and Mt. McKinley Insurance Company (collectively, “Everest”) reached a settlement agreement pursuant to which, among other things, Everest’s insurance coverage obligations for asbestos claims under the three historical Everest policies issued to Crane Co. were released. A $3.8 million cash payment under this settlement agreement was received by the Company on April 21, 2006.

On June 30, 2006, the Company and Fireman’s Fund Insurance Company (“Fireman’s Fund”) entered into an agreement, effective July 3, 2006, establishing a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with Fireman’s Fund, including a payment of $2.3 million for claims billed to Fireman’s Fund through June 26, 2006, to be paid on or before August 15, 2006. The agreement with Fireman’s Fund also includes provisions for mutual releases, indemnification of Fireman’s Fund and claims handling procedures.

The Company anticipates that one or more additional agreements with other excess insurers, such as coverage-in-place agreements, may be executed in 2006, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated future reimbursement rate of 40%, although the actual reimbursement rate will vary from period to period due to policy terms and certain gaps in coverage as described below.

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

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2006. The Company compared the current asbestos claim activity as of June 30, 2006 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $564.6 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 55% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $226.4 million has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% for future recoveries.

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

On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint seeks: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. On October 19, 2005, the Court denied the Company’s motion to dismiss, ruling that the injunctive claims were not unripe. Nonetheless, the Court noted that the Company later could seek summary judgment in connection with the injunctive claims if discovery shows them to be without factual basis. Everest Reinsurance Company and Mt. McKinley Insurance Company (collectively, “Everest”) are two of the plaintiffs in the Connecticut state court action. As referenced above, effective April 10, 2006, the Company and Everest reached a settlement agreement pursuant to which, among other things, Everest’s insurance coverage obligations for asbestos claims under the three historical Everest policies issued to Crane Co. were released in exchange for a $3.8 million cash payment, which was received by the Company on April 21, 2006. The Company continues to believe it has meritorious defenses to all the counts of the Amended Complaint and intends to defend this matter vigorously.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

8.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
(in thousands)
Service cost	$3,731	$4,329	$41	$43	$8,101	$8,658	$82	$86
Interest cost	7,699	7,791	284	294	15,411	15,582	568	588
Expected return on plan assets	(9,924)	(9,793)	—	—	(19,741)	(19,586)	—	—
Amortization of prior service cost	164	142	(40)	(42)	294	284	(80)	(84)
Amortization of net loss (gain)	(24)	90	(21)	(21)	524	180	(42)	(42)

Net periodic cost	$1,646	$2,559	$264	$274	$4,589	$5,118	$528	$548

The Company expects, based on current actuarial calculations, to contribute cash in the range of $6 to $12 million to its domestic and foreign defined benefit plans and $2 million to its other postretirement benefit plans in 2006. The Company contributed cash of $5.7 million to its defined benefit plans and $1.9 million to its other postretirement benefit plans in 2005. During the first six months of 2006, the Company contributed $1.9 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans. However, cash contributions for the remainder of 2006 and subsequent years will depend on a number of factors, including changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

9.	Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2006 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

The Company’s effective tax rates of 32.6% and 31.5% for the three and six months ended June 30, 2006, respectively, are higher than the Company’s effective tax rates of 30.2% and 30.9% for the three and six months ended June 30, 2005, respectively, primarily due to the expiration of the U.S. federal research and development tax credit on December 31, 2005.

The Company’s effective tax rates for the three and six months ended June 30, 2006 vary from the statutory U.S. federal tax rate primarily as a result of state taxes net of federal tax benefit, offset by earnings in foreign jurisdictions with tax rates below the U.S. statutory rate and U.S. federal tax benefits on export sales and domestic manufacturing activities.

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

Results from Operations

Second quarter of 2006 compared with second quarter of 2005

Second quarter 2006 sales increased $32.5 million, or 6%, including core business growth of $19.0 million (4%), sales from acquired businesses of $16.7 million (3%) and favorable foreign currency translation of $5.2 million (1%), reduced by lower sales from divested businesses of $8.4 million (2%). Operating profit of $66.1 million rose 20.4% compared with $54.9 million in the prior year quarter. Miscellaneous income was $2.6 million higher than 2005 largely resulting from the gain on the sale of Resistoflex Aerospace, partially offset by the loss on the Westad divestiture, the sale of unused property resulting from prior plant consolidations, and legal costs associated with previous divestitures. The increase in miscellaneous income was largely offset by an increase in the tax rate in the second quarter of 2006 to 32.5% from 30.2% in the second quarter of 2005. Second quarter 2006 net income was $44.5 million, or $.71 per share, compared with net income of $35.7 million, or $.59 per share, in the second quarter of 2005.

Net sales related to operations outside the United States were 37.3% and 37.7% of total net sales for the three-month periods ended June 30, 2006 and 2005, respectively.

Segment Results

All comparisons below refer to the second quarter 2006 versus the second quarter 2005, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2006	2005
Sales	$144.4	$133.9	$10.5	8%
Operating Profit	$26.2	$18.3	$7.9	43%
Profit Margin	18.1%	13.6%

The second quarter 2006 sales increase of $10.5 million reflected sales increases of $8.6 million in the Aerospace Group and $1.9 million in the Electronics Group. The sales increase was effectively leveraged as segment operating profit increased by $7.9 million, with increases of $5.2 and $2.7 million in Aerospace and Electronics, respectively.

Aerospace Group sales of $90.6 million increased $8.6 million, or 11%, from $82.0 million in the prior year period. Resistoflex Aerospace, which was sold in mid-May 2006, had sales of $1.9 million and $3.6 million in the second quarters of 2006 and 2005, respectively. Excluding Resistoflex Aerospace, sales increased $10.3 million or 13% over the second quarter of 2005. Orders during the quarter (excluding Resistoflex) continued their strong pace, increasing 35% over the second quarter of 2005. Operating profit increased $5.2 million reflecting higher volumes, improved margins and favorable mix.

Electronics Group sales of $53.8 million increased $1.9 million, or 4%, from $51.9 million in the prior year period, with sales increases in Power Solutions and Microwave Solutions more than offsetting lower Electronic Manufacturing Solutions sales. Operating profit improved by $2.7 million with margins improved over the first quarter of 2006 and the second quarter of 2005.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2006	2005
Sales	$82.3	$79.2	$3.1	4%
Operating Profit	$13.2	$18.3	$(5.1)	(28)%
Profit Margin	16.0%	23.1%

The second quarter 2006 sales increase of $3.1 million, or 4%, reflects higher volumes to recreational vehicle customers and building products. Profit margin in 2006 decreased to 16.0% primarily as a result of higher expenses largely for recreational vehicle manufacturers’ product support activities, warranty costs and new and existing market development activities. Product support activities and warranty costs in the second half of 2006 are expected to be at a reduced rate.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2006	2005
Sales	$53.6	$45.7	$7.9	17%
Operating Profit	$4.5	$4.1	$0.4	10%
Profit Margin	8.3%	8.9%

Merchandising Systems sales increased $7.9 million, or 17%, reflecting increased Payment Solutions sales of $14.7 million primarily from the CashCode acquisition made in January 2006, more than offsetting a $6.8 million decline in Vending Solutions sales. European and North American vending machine sales were significantly below last year as the vending machine industry continues to experience declining demand from route operators whose cash flow has been diminished by higher gas prices and food costs. The effect of the reduced Vending Solutions sales and severance costs ($1 million) were more than offset by the increased profits from Payment Solutions.

In June 2006, Crane acquired certain assets of APi and all of the outstanding stock of Telequip. The APi vending equipment business is expected to have annualized sales of approximately $40 million in 2006 with manufacturing operations to be consolidated into the Crane Merchandising Systems St. Louis facility to realize cost savings. Telequip provides embedded and free-standing coin dispensing solutions principally focused on the retail market which includes grocery and convenience stores, quick-service restaurants and self-checkout/self-service kiosks. Telequip is projected to have annualized sales of approximately $23 million in 2006.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2006	2005
Sales	$253.8	$245.9	$7.9	3%
Operating Profit	$30.0	$20.0	$10.0	50%
Profit Margin	11.8%	8.1%

The second quarter sales increase of $7.9 million, or 3%, included $8.3 million (3%) of core sales, $1.3 million (1%) from the acquired Edlon business and $4.9 million (2%) from favorable foreign currency translation, offset partially by the sale of Westad. The decline in sales caused by the absence of Westad, which was sold effective April 1, 2006, was $6.6 million (3%) compared to the second quarter of 2005. Operating profit increased 50%, and margin continued to improve, versus both the second quarter of 2005 and the first quarter of 2006, reflecting strengthened management teams, improved operational processes and numerous productivity initiatives.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To better align our external financial reporting with our strategic focus and management structure, beginning with the first quarter of 2006, the Company is including Resistoflex and Crane Ltd. in the Valve Group. Crane Pumps & Systems and Crane Supply remain unchanged.

Valve Group sales were $180.7 million in the second quarter of 2006 compared with $178.3 million in the second quarter of 2005. Valve Group core sales growth was $7.7 million (4%), and the Edlon acquisition contributed $1.3 million (1%), partially offset by $6.6 million (4%) of sales of Westad. Core sales improved from increased demand for industrial valves, particularly from the chemical process and refining industries, and generally higher demand from many commercial applications. Operating profit increased 48% versus the prior year, reflecting higher sales and improved operating costs with price increases covering rising material and other costs. Profit margin of 12.2% was up strongly from 8.3% in the prior year.

Crane Pumps & Systems sales of $26.5 million increased $1.9 million, or 8%, over the second quarter of 2005. Sales increased across most of the served markets. Profit margin of 10.1% was up from 5.6% in the prior year due to productivity gains from facilities consolidation, and customer price increases.

Crane Supply sales of $44.1 million increased $3.2 million, or 8%, benefited from $4.4 million (11%) of favorable foreign currency translation, partially offset by a decline in core sales of $1.2 million (3%). The sales decline was primarily a result of softness in the industrial manufacturing, repair and overhaul market in Ontario. Profit margin increased from 9.7% in 2005 to 11.9% in 2006 as a result of an improved sales mix.

Controls

	Second Quarter		Change
(dollars in millions)	2006	2005
Sales	$24.0	$21.0	$3.0	14%
Operating Profit	$3.0	$1.8	$1.2	63%
Profit Margin	12.3%	8.7%

Sales improvements of $3.0 million, or 14%, were largely attributable to increased demand for products in the transportation, oil and gas exploration, and gas transmission markets. Operating profit was higher than the prior year period as volume gains were leveraged to achieve higher operating margins.

Results from Operations

Year-to-date period ended June 30, 2006 compared to year-to-date period ended June 30, 2005

Year-to-date 2006 sales increased $74.9 million, or 7%, including core business growth of $52.0 million (5%), and sales from acquired businesses of $33.9 million (3%), reduced by divestitures of $8.4 million (1%) and unfavorable foreign currency translation of $2.6 million. Operating profit of $123.3 million rose 28% compared with $96.7 million in the prior year. In the first six months of 2005, operating profit was impacted by severance costs of $4.8 million, provisions for several loss contracts in the Electronics Group of $2.3 million, and planned costs associated with two facility closures of $1.7 million. In the first six months of 2006, operating profit was impacted by severance costs of $3.2 million. Net miscellaneous income of $5.7 in the year-to-date period ended June 30, 2006 was higher than in the prior year from the gain on the sale of Resistoflex Aerospace, partially offset by the loss on the Westad divestiture, the sale of unused property resulting from prior plant consolidations, and legal costs associated with previous divestitures. Net income increased to $81.9 million, or $1.32 per share, compared with net income of $60.7 million, or $1.01 per share, in the first quarter of 2005.

Net sales related to operations outside the United States were 36.9% and 37.4% of total net sales for the six-month periods ended June 30, 2006 and 2005, respectively.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Order backlog at June 30, 2006 totaled $636.9 million, compared with backlog of $597.1 million at December 31, 2005 and $612.9 million at June 30, 2005.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2006 versus the year-to-date period ended June 30, 2005 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2006	2005
Sales	$286.9	$267.5	$19.4	7%
Operating Profit	$48.6	$34.2	$14.4	42%
Profit Margin	17.0%	12.8%

The year-to-date 2006 sales increase of $19.4 million reflected sales increases of $12.9 million in the Aerospace Group and $6.5 million in the Electronics Group. The sales increase was effectively leveraged as segment operating profit margins increased to 17.0% from 12.8% in the prior year.

Aerospace Group sales of $180.2 million increased $12.9 million, or 8%, from $167.3 million in the prior year period. Core sales growth was $14.6 million (9%) was partially offset by a $1.7 million (1%) decline in sales caused by the absence of Resistoflex Aerospace, which was sold in May 2006. Sales increased largely due to higher commercial OEM and commercial after-market volumes. Operating profit increased $8.9 million reflecting higher volumes, improved margins, and the absence of $1.8 million in severance charges incurred in the first six months of 2005.

Electronics Group sales of $106.7 million increased $6.5 million, or 6%, from $100.2 million in the prior year period, with sales increases in Power Solutions and Microwave more than offsetting lower Electronic Manufacturing Solutions sales. Operating profit improved by $5.5 million due to leveraging the increased sales and due to the reduction of charges for expected losses on contracts and contracts with low margins, and $.4 million of severance costs incurred in the first six months of 2005.

The Aerospace & Electronics Segment backlog was $380.5 million at June 30, 2006, compared with $365.0 million at December 31, 2005 and $370.9 million at June 30, 2005.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2006	2005
Sales	$168.3	$160.0	$8.3	5%
Operating Profit	$28.9	$35.1	$(6.2)	(18)%
Profit Margin	17.2%	22.0%

The year-to-date 2006 sales increase of $8.3 million, or 5%, reflects higher pricing across all market segments, and higher volumes to building products and transportation market segments. Profit margin decreased to 17.2% primarily as a result of higher expenses largely for recreational vehicle manufacturers’ product support activities, warranty costs and new and existing market development activities.

The Engineered Materials segment backlog was $18.6 million at June 30, 2006, compared with $17.2 million at December 31, 2005 and $16.0 million at June 30, 2005.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2006	2005
Sales	$106.2	$89.4	$16.8	19%
Operating Profit	$8.2	$7.8	$.4	5%
Profit Margin	7.7%	8.8%

Merchandising Systems sales increased $16.8 million, or 19%, reflecting increased Payment Solutions sales of $29.0 million primarily from the CashCode acquisition offset by a $12.2 million decline in Vending Solutions sales. European and North American vending machine sales were significantly below last year as the vending machine industry continues to experience declining demand from route operators whose cash flow has been diminished by higher gas prices and food costs.

In response to lower sales, Crane’s vending operations in the United States reduced employment and incurred severance costs of $1.8 million in the first six months of 2006. The effect of the reduced sales volume and severance costs in vending were offset by the profits from Payment Solutions.

On January 17, 2006, Crane acquired CashCode Co. Inc., a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications. The purchase price was approximately $85 million in cash. CashCode had sales of approximately $48 million in 2005.

In June 2006, Crane acquired certain assets of APi and all of the outstanding stock of Telequip. The APi vending equipment business is expected to have annualized sales of approximately $40 million in 2006 with manufacturing operations to be consolidated into the Crane Merchandising Systems St. Louis facility to realize cost savings. Telequip provides embedded and free-standing coin dispensing solutions principally focused on the retail market which includes grocery and convenience stores, quick-service restaurants and self-checkout/self-service kiosks. Telequip is projected to have annualized sales of approximately $23 million in 2006.

The Merchandising Systems segment backlog was $15.2 million at June 30, 2006, compared with $9.2 million at December 31, 2005 and $9.3 million at June 30, 2005.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2006	2005
Sales	$499.2	$474.5	$24.7	5%
Operating Profit	$54.4	$32.5	$21.9	68%
Profit Margin	10.9%	6.8%

The year-to-date 2006 sales increase of $24.7 million, or 5%, included $28.5 million (6%) of core sales and $3.3 million (1%) from an acquired business, partially offset by a $6.6 million (1%) decline in sales caused by the absence of Westad, which was sold effective April 1, 2006, and $.5 million from unfavorable foreign currency translation. Operating profit increased 68%, and margin continued to improve, due to strengthening market demand, productivity improvements and customer price increases. The first six months of 2005 includes severance costs of $2.2 million and facility closure costs of $1.5 million.

To better align our external financial reporting with our strategic focus and management structure, beginning with the first quarter of 2006, the Company is including Resistoflex and Crane Ltd. in the Valve Group. Crane Pumps & Systems and Crane Supply remain unchanged.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valve Group sales of $355.5 million increased $10.2 million, or 3%, from the prior year on a comparable basis. Core sales growth was $21.7 million (6%) and an acquisition contributed $3.3 million (1%), partially offset by a $6.6 million (2%) decline in sales caused by the absence of Westad, which was sold effective April 1, 2006, and $8.2 million (2%) from unfavorable foreign currency translation. Core sales improved from increased demand for industrial valves, particularly from the chemical process and refining industries, and generally higher demand from many commercial applications. Operating profit increased 62% versus the prior year, reflecting higher sales and improved operating costs. Profit margin of approximately 11% improved from approximately 7% in the prior year. The first six months of 2005 included severance costs of $1.9 million.

Crane Pumps & Systems sales of $54.0 million increased $5.6 million, or 12%, from the prior year. Sales increased across most of the served markets. Profit margin of approximately 13% was up from approximately 4% in the prior year due to productivity gains realized from facilities consolidation, and the ability to effectively leverage the incremental volume. The Salem closure costs ($1.5 million) including certain related severance costs were recorded in the first six months of 2005.

Crane Supply sales of $85.4 million increased $9.0 million, or 12%, of which 2% was net core volume growth and selling price changes, and 10% was from favorable foreign currency translation. Core sales growth was most notable in commercial construction primarily in Alberta and the Atlantic region, partially offset by softness in the industrial manufacturing, repair and overhaul market in Ontario. Profit margin was approximately 12%, compared with approximately 10% in the prior year, as the impact of higher volumes and cost savings initiatives more than offset lower pricing.

The Fluid Handling Segment backlog was $204.2 million at June 30, 2006, compared with $188.8 million at December 31, 2005 and $201.8 million at June 30, 2005. Excluding Westad, the backlog was $165.6 million and $185.2 million at December 31, 2005 and June 30, 2005, respectively.

Controls

	Year-to-Date		Change
(dollars in millions)	2006	2005
Sales	$47.3	$41.5	$5.8	14%
Operating Profit	$5.6	$3.6	$2.0	55%
Profit Margin	11.7%	8.6%

Sales improvements of $5.8 million, or 14%, were largely attributable to increased demand for products in the transportation, oil and gas exploration, and gas transmission markets. Operating profit was higher than the prior year period as volume gains were leveraged to achieve higher operating margins.

The Controls segment backlog was $18.4 million at June 30, 2006, compared with $16.9 million at December 31, 2005 and $15.0 million at June 30, 2005.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 18.4% of capital (net debt plus shareholders’ equity) at June 30, 2006 compared with 13.1% at December 31, 2005, reflecting the $149 million expended year-to-date for the acquisitions of CashCode in January 2006, and APi and Telequip in June 2006.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For the six months ended June 30, 2006, the Company generated $67.3 million of cash from operating activities, including $9.1 million for asbestos related payments, net of insurance recoveries. This compares to $37.0 million that was generated in the prior year period, including $19.3 million for asbestos-related payments, net of insurance recoveries, and the refund of $9.9 million associated with the termination of the comprehensive asbestos settlement. During the six months ended June 30, 2006, the Company invested $17.0 million in capital expenditures as compared to $11.4 million in the prior year period. During the first six months of 2006, the company invested $149 million in acquisitions and received $25.9 million in proceeds from the divestitures of Westad and Resistoflex Aerospace. In the third quarter of 2005, the dividend was increased by 25%, and as a result the Company paid $15.3 million in dividends to shareholders in the first six months of 2006, compared with $11.9 million in the first six months of 2005. In the first six months of 2006, the Company repurchased 636,300 shares of its common stock on the open market at a cost of approximately $25 million.

At June 30, 2006, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This contractually committed facility is available for general corporate purposes, including acquisitions, subject to the terms and conditions of the credit facility.

Long-term debt, net of deferred financing costs, was $294.0 million at June 30, 2006 comprised primarily of fixed rate borrowings under the $100 million 6.75% notes due 2006, and $200 million 5.50% notes due 2013. Because the Company has the intention and ability to refinance the $100 million 6.75% Notes due October 2006 at maturity with long-term borrowings, they are classified as long-term at June 30, 2006.

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

Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on its financial statements.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2006, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company’s asbestos claims and certain other legal proceedings are discussed in Note 7 to the consolidated financial statements; which is incorporated herein by reference.

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at June 30, 2006 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation.

In September 2004, after extensive negotiations regarding the scope of work to be undertaken at the Site after discovery of additional trichloroethylene contamination and the detection of perchlorate during routine testing, the Company reached an agreement with the EPA on a work plan for further investigation and remediation activities at the Site. This agreement was incorporated into a consent decree between the Company and the EPA which was entered by the United States District Court for the Northern District of Arizona on June 27, 2006. The Company recorded a pre-tax charge of $40 million in the third quarter 2004 for the estimated costs through 2014 of further environmental investigation and remediation at the Site, based on this agreement with the EPA.

Part II – Other Information

Item 1.	Legal Proceedings

In July 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of costs allegedly incurred by the EPA at the Site. The government’s action also sought an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the Company’s and UPI’s liabilities; and both civil penalties and punitive damages. After extensive discussions regarding the nature and scope of such EPA costs and review of relevant documentation, the Company reached agreement with the EPA to pay $6.7 million in past costs, a civil penalty of $0.5 million and $1.0 million to fund a supplemental environmental project for the city of Goodyear, Arizona. These payment terms were incorporated in the consent decree mentioned above. The Company does not believe that the ultimate liability, in excess of the $25.4 million accrued at June 30, 2006, will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $36 million since 1985. In November 2003, the Company and UPI brought suit under Section 113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the U.S. Government also sought contribution with respect to future costs. In July 2006, the Company reached an agreement with representatives of the U.S. government on the terms of a consent decree resolving these claims, approved by the Court on July 31, 2006. Under the terms of this consent decree, the Company will receive a payment of approximately $5 million for past clean-up costs at the site and a contribution of 21 percent for qualifying costs incurred after January 1, 2006. As of June 30, 2006, the Company has not recorded this recovery.

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

Except as in Note 7 to the consolidated financial statements and described above, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Part II – Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1-28	77,200	$38.87	—	—
March 1-31	233,400	$38.73	—	—
April 1-30	—	—	—	—
May 1-31	143,900	$40.21	—	—
June 1-30	181,800	$39.45	—	—

Total	636,300	$39.29	—	—

The table above only includes the open-market repurchases of the Company’s common stock in 2006. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

Part II – Other Information

Item 4. Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of Shareholders was held on April 24, 2006.

B)	The following four Directors were elected to serve for three years until the Annual Meeting in 2009.

Gen. Donald G. Cook (Ret.)

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

Gen. Donald G. Cook (Ret.)
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

CRANE CO. REGISTRANT
Date
August 9, 2006	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief
Executive Officer
Date
August 9, 2006	By	/s/ J. Robert Vipond
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