Form 10-K/A
period 2005-12-31
CRANE CO /DE/
filed 2006-11-08
CIK 25445

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing stock price of $41.60 on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $2,144,766,582.

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 61,025,068 at October 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual report to shareholders for the year ended December 31, 2005 and portions of the proxy statement for the annual shareholders’ meeting to be held on April 24, 2006 are incorporated by reference into Parts I, II, III and IV of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely to correct an error in the Summary Compensation Table appearing on page 12 of the Company’s Proxy Statement dated March 10, 2006, which was incorporated by reference into Item 11 of the Company’s Annual Report on Form 10-K dated March 9, 2006. Note 3 to that table described grants of shares of restricted stock to certain officers intended to provide retirement benefits that would have been earned by them under the Company’s qualified pension plan but for the application of certain limits imposed by the Internal Revenue Code. In 2005 such shares were granted for the first time since January 2002; however, the value of such grants was inadvertently omitted from the amounts shown in the Summary Compensation Table. The omitted grants, which related to the three-year period since the last grants under the plan, were as follows: Mr. Fast, 22,600 shares with a grant date value of $595,736; Mr. duPont, 6,600 shares with a grant date value of $173,976; Ms. Kopczick, 9,800 shares with a grant date value of $258,328; and Mr. Noonan, 3,500 shares with a grant date value of $92,260. Neither Mr. Vipond nor Mr. Mitchell received grants under this program in 2005.

The inadvertent failure to include the value of the aforementioned grants in the Summary Compensation Table was discovered by the Company’s management. Such grants were recorded correctly in the financial statements included in the Annual Report on Form 10-K referred to above. The only corrections are to the values shown under the caption “Long-Term Compensation—Restricted Stock Award” for grants in 2005 and to the related footnote, and to one related figure in Paragraph D of the Management Organization and Compensation Committee’s Report on Executive Compensation. However, in accordance with Rule 12b-15 under the Securities Exchange Act, the affected item of the Annual Report, Item 11, Executive Compensation, is reproduced below in its entirety.

CRANE CO.

2005 FORM 10-K /A AMENDMENT NO. 1 TO ANNUAL REPORT

		Page
Item 11.	Executive Compensation	3

Signature and Certifications		14

PART III

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation for each of the last three completed fiscal years paid to the Company’s Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at December 31, 2005, and one individual (Mr. Mitchell) who served as an executive officer during 2005 but was no longer in such position at December 31, 2005.

		Annual Compensation			Long-Term Compensation
Name	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($) (2)	Restricted Stock Award ($) (3)	Securities Underlying Options/ SARs (#)	All Other Compensation ($) (4)
E.C. Fast	2005	850,000	910,881	95,630	2,968,136	130,000	11,120
President and Chief	2004	832,320	761,391	54,038	1,959,000	160,000	10,593
Executive Officer	2003	816,000	546,276	46,766	625,200	180,000	7,932

A.I. duPont	2005	286,867	297,057	23,431	701,176	30,000	7,651
Vice President General	2004	273,207	227,926	16,652	391,800	30,000	7,114
Counsel & Secretary	2003	267,850	163,883	18,050	245,454	40,000	6,969

J.R. Vipond	2005	258,257	266,989	1,750	148,550	100,000	5,303
Vice President, Finance and
Chief Financial Officer (5)

E.M. Kopczick	2005	193,156	258,126	19,711	574,648	30,000	7,393
Vice President, Human	2004	187,530	183,997	10,918	391,800	30,000	6,879
Resources	2003	178,600	137,974	8,749	171,149	40,000	6,600

T.M. Noonan	2005	204,237	184,105	15,499	408,580	20,000	7,423
Vice President, Taxes	2004	198,288	143,087	12,578	261,200	20,000	6,908
	2003	194,400	107,288	13,185	240,936	20,000	6,435

M.H. Mitchell	2005	270,400	284,575	10,083	395,400	30,000	7,263
Group President,	2004	210,833	408,664	3,000	326,500	20,000	3,223
Fluid Handling (6)

(1)	Represents the amounts paid to the named executives under the Corporate EVA Incentive Compensation Plan (see Part B of the Report on Executive Compensation by the Management Organization & Compensation Committee on page 6) and, in the case of Mr. Mitchell, a sign-on bonus of $200,000 in 2004. After giving effect to such payments, the account balances under such Plan for the named executives were as follows: E.C. Fast $291,805; A.I. duPont $192,529; J.R. Vipond $85,991; E.M. Kopczick $245,869; T.M. Noonan $163,998; and M.H. Mitchell $121,961.
(2)	Amounts include the aggregate amount of dividends paid on shares of restricted stock, which are paid at the same rate as on all other shares of Common Stock.

(3)	Amounts shown are the fair market value at date of grant of shares of restricted stock awarded to the named executive officers with time-based vesting conditions. Such shares will vest in accordance with various schedules over a period of five years (for certain grants in 2003) or three years (for certain grants to Mr. duPont, Ms. Kopczick and Mr. Noonan in 2003 and for all grants in 2004 and 2005) from the date of grant if the executive continues in the employ of the Company or upon his or her earlier death or permanent disability or upon a change-in-control of the Company. In the case of Messrs. Fast, duPont and Noonan and Ms. Kopczick, these include shares of restricted stock to provide retirement benefits that would have been earned by them under the Company’s qualified pension plan but for the application of certain limits imposed by the Internal Revenue Code (see Part C of the Report on Executive Compensation by the Management Organization and Compensation Committee on page 7). Such shares will vest 10 years after the date of grant, or upon reaching age 65; for Mr. Fast, shares vest upon early retirement after 10 years of service, or, upon earlier retirement, vest on a prorated basis and are payable on the 10th anniversary of Mr. Fast’s date of hire, i.e. September 27, 2009. Dividends are paid on all restricted stock at the same rate as other shares of Common Stock and are reported in the column “Other Annual Compensation” of the Summary Compensation Table.

The shares of restricted stock held by each of the named executive officers and the aggregate fair market value thereof at December 31, 2005 were as follows:

Name	Restricted Stock # of Shares	Aggregate Fair Market Value
E.C. Fast	204,455	$7,190,682
A.I. duPont	51,180	$1,800,001
J.R. Vipond	5,000	$175,850
E.M. Kopczick	42,913	$1,509,250
T.M. Noonan	33,849	$1,190,469
M.H. Mitchell	21,667	$762,028

(4)	Amounts include the Company’s matching contribution for eligible employees for the purchase of Common Stock in the Company’s Savings & Investment Plan (401(k)) (in 2005, Mr. Fast, $7,000, Mr. duPont, $7,000, Mr. Vipond, $4,200, Ms. Kopczick, $7,000, Mr. Noonan, $7,000, and Mr.Mitchell, $7,000); and premiums for life insurance (in 2005, Mr. Fast, $4,120, Mr. duPont, $651, Mr. Vipond, $1,103, Ms. Kopczick, $393, Mr. Noonan, $423, and Mr. Mitchell, $263).
(5)	Mr. Vipond joined the Company as Vice President, Finance and Chief Financial Officer on March 10, 2005.
(6)	Mr. Mitchell joined the Company as Vice President, Operational Excellence in March 2004. He became Group President of the Company’s Fluid Handling division, ceasing to be an executive officer of Crane Co., in April 2005.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year (1)	Exercise or Base Price $/Share (2)	Expiration Date	Grant Date Present Value ($) (3)
E.C. Fast	130,000	10.74%	26.86	1/24/2011	923,000
A.I. duPont	30,000	2.48%	26.86	1/24/2011	213,000
J.R. Vipond	100,000	8.26%	29.86	3/10/2011	800,500
E.M. Kopczick	30,000	2.48%	26.86	1/24/2011	213,000
T.M. Noonan	20,000	1.65%	26.86	1/24/2011	142,000
M.H. Mitchell	30,000	2.48%	26.86	1/24/2011	213,000

(1)	No SARs were granted.

(2)	The exercise price of options granted under the Company’s Stock Option Plan were and may not be less than 100% of the fair market value of the shares on the grant date. Options granted become exercisable 50% one year, 75% two years and 100% three years after the grant and expire, unless exercised, 6 years after grant. If employment terminates, the optionee generally may exercise the option only to the extent it could have been exercised on the date his employment terminated and must be exercised within three months thereof. In the event employment terminates by reason of retirement, permanent disability or change in control, options become fully exercisable. The exercise price may be paid by delivery of shares owned for more than six months and income tax obligations related to the exercise may be satisfied by surrender of shares received upon exercise, subject to certain conditions.
(3)	The amounts shown for all individuals were calculated using a Black-Scholes option pricing model which derives a value of $7.10 per share for each option granted on January 24, 2005 and $8.01 per share for the option granted on March 10, 2005. The estimated values assume a risk-free rate of return of 3.53% and 4.13%, respectively for the two grants named. Both grant values assume stock price volatility of 30.74%, a dividend yield of 1.49% and an expected option duration of 4.2 years. The actual value, if any, that an executive may realize will depend upon the excess of the stock price over the exercise price on the date the option is exercised, and so the value realized by an executive may be more or less than the value estimated by the Black-Scholes model.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End (#) (1)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End ($) (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
E.C. Fast	0	0	1,240,280	255,000	14,671,010	1,951,800
A.I. duPont	19,518	261,063	322,640	55,000	3,291,986	437,800
J.R. Vipond	0	0	—	100,000	—	531,000
E.M. Kopczick	0	0	125,573	55,000	1,431,464	437,800
T.M. Noonan	29,222	326,236	121,432	35,000	1,030,209	265,100
M.H. Mitchell	0	0	10,000	40,000	18,600	267,900

(1)	No SARs were held at December 31, 2005.
(2)	Computed based upon the difference between aggregate fair market value at December 30, 2005, the last trading day for the year, and aggregate exercise price.

Performance Graph

The following performance graph compares the total return to shareholders of a hypothetical investment of $100 in each of Crane Co. Common Stock, the S&P 500 Index, the S&P Midcap 400 Industrial Machinery Index and the S&P Industrial Machinery Index. “Total Return” means the increase in value of the investment assuming reinvestment of all dividends during the period. Crane Co. was included in the S&P Industrial Machinery Index at all times between December 31, 2002 and December 17, 2004, and in past proxy statements we have used that index for purposes of comparison. As of December 18, 2004 Crane Co. is no longer included in the S&P Industrial Machinery Index but is included in the S&P MidCap 400 Industrial Machinery Index, and management believes that the latter index provides a more meaningful comparison. In accordance with the rules of the Securities and Exchange Commission, this year both the indexes we have used in previous years and the indexes we plan to use going forward are shown on the same graph for purposes of comparison.

Companies included in the S&P MidCap 400 Industrial Machinery Index are: Crane Co.; Donaldson Co.; Flowserve Corporation; Graco Inc.; Harsco Corp.; Kennametal Inc.; Nordson Corporation; Pentair Inc.; SPX Corp.; Tecumseh Products Co.; and Timken Co. Companies included in the S&P Industrial Machinery Index are: Danaher Corporation, Dover Corporation, Eaton Corporation, Illinois Tool Works, Ingersoll-Rand Co., ITT Industries, Inc., Pall Corp. and Parker-Hannafin Corporation.

REPORT ON EXECUTIVE COMPENSATION

BY THE MANAGEMENT ORGANIZATION AND COMPENSATION

COMMITTEE OF THE COMPANY

In 2005 the Management Organization and Compensation Committee of the Board of Directors of the Company (the “Committee”) maintained its previously established three-pronged approach to executive officer and key employee compensation: competitive base salaries; short and medium-term cash incentive compensation linked to measurable increases in shareholder value; and long-term incentive compensation utilizing stock options the value of which is keyed to increases in shareholder returns (through increases in the price of the Company’s Common Stock) and awards of restricted Common Stock for retention purposes.

The Committee has established targets for ownership of Company Common Stock to encourage executive officers and key employees to hold a significant portion of their net worth in the Company’s Common Stock, so that the future price of the Company’s Common Stock will constitute a key element in their financial planning and ultimately in their net worth. The policy permits executives to sell up to 50 percent of the net shares realized upon an option exercise or vesting of restricted stock, while retaining at least 50 percent of such net shares in order to meet the stock ownership guidelines. Once such guidelines are met the policy permits executives to sell any shares held above the required ownership guidelines. The ownership guidelines for executive officers are expressed as a multiple of base salary, ranging from a multiple of one, for salaries up to $125,000, to a multiple of five, for salaries above $500,000.

A. Base Salaries. In 2005 the base salaries of the Company’s executive officers and other key managers were reviewed and adjusted where appropriate to reflect promotions and other changes in duties as well as competitive market conditions. The Committee believes the Company’s base salaries are sufficiently competitive to attract and retain qualified executive officers and key managers. Base salaries of executive officers were increased an average of 3.4% in 2005.

B. Short and Medium-Term Incentive Compensation—Focused on Economic Value Added. The Company’s annual incentive compensation program utilizes the principles of economic value added (“EVA”). EVA is defined as the difference between the return on total capital invested in the business (net operating profit after tax, or NOPAT, divided by total capital employed) and the cost of capital, multiplied by total capital employed.

The Committee believes that, compared to such common performance measures as return on capital, return on equity, growth in earnings per share and growth in cash flow, EVA has the highest correlation with the creation of value for shareholders over the long term. The program does not involve the meeting of pre-established goals, as such. Rather, the EVA during the year, in aggregate as well as the increase or decrease compared to the prior year, is the sole basis for any incentive compensation award, thereby motivating executives to focus on continuous value improvement. Awards are generally uncapped (subject to a maximum annual award of $3,000,000 to any one individual) to provide maximum incentive to create value and, because awards may be positive or negative, executives can incur penalties when value is reduced.

The key elements of the EVA formula are the cost of capital, the return on capital, the amount of capital employed in the Company, the net operating profit of the Company after tax and the prior year’s EVA. Thus, the EVA formula requires the executive to focus on improvement in the Company’s balance sheet as well as the income statement. Awards are calculated on the basis of year end results, and award formulas utilize both a percentage of the change in EVA from the prior year, whether positive or negative, and a percentage of the positive EVA, if any, in the current year. EVA awards for corporate executives are calculated for the Company as a whole.

EVA awards are calculated using total capital employed and NOPAT based on amounts as reported in the Company’s published financial statements, except that provisions relating to the Company’s asbestos liabilities are excluded. In addition, the Committee has the authority to exclude significant non-budgeted or non-controllable gains or losses from actual financial results in order to properly measure EVA. The component cost of equity is fixed by the Committee at the beginning of each year, while the cost of debt is determined on the basis of the Company’s actual interest cost during the year and the blended cost of capital is reviewed and approved by the Committee following the end of the year.

If the EVA award for a particular year is positive, it is paid out to the participating executive up to the predetermined target (percentage of salary), and any excess is credited to the executive’s “bank account.” If the EVA award is negative, an executive may still receive a cash payment from his or her bank account up to the target bonus, before the negative EVA award is applied to the bank account. If the executive’s bank account is a positive number, one-third of the account balance is also paid to the executive in cash, and the remainder of the account balance represents that individual’s “equity” in the account for future years. If the account balance is negative, the executive will receive no incentive compensation payment the following year unless the EVA award is positive. Each year, the Company adds interest to a positive balance at six percent. The account is subject to forfeiture in the event an executive leaves the Company by reason of termination or resignation, but is paid in full if the executive dies, becomes disabled or retires at age 65 (or earlier at the discretion of the Committee) or upon a change-in-control of the Company. Although the program is formula driven, the Committee retains discretion to review and adjust the EVA calculation and its impact on individuals for reasonableness and to preserve its incentivizing objectives, provided that the EVA award percentages of the individuals named in the Summary Compensation Table are capped by the Committee at the beginning of the year.

C. Long-Term Incentive Compensation—Focused on Shareholder Return. The Company has used its stock option and restricted stock plans as the foundation for a long-term stock-based incentive compensation program focused on shareholder return. The Committee believes that executive officers approach their responsibilities more like owners of the Company as their holdings of and potential to own Company Common Stock increase. This philosophy starts with the Board of Directors, whose non-employee members receive 50% of their annual retainer in Company Common Stock. As of February 28, 2006, 6.61% of the Company’s Common Stock is beneficially owned by directors and executive officers. (See Beneficial Ownership of Common Stock by Directors and Management, page 10 of the Company’s Proxy Statement dated March 10, 2006.)

(i) Stock Options. The Stock Incentive Plan is administered by the Committee, which is authorized to grant options to key employees of the Company or any majority-owned subsidiary of the Company. Options granted become exercisable 50% one year after the grant date, 75% two years after the grant date and 100% three years after the grant date and the option price must not be less than 100% of the average fair market value on the date of grant. Options expire, unless exercised, six years (ten years for options granted prior to 2004) after grant. Because the Company’s Stock Incentive Plan requires that options be granted at no less than fair market value, a gain can result only if the Company’s share price increases from the date of grant. This incentive program is, therefore, directly tied to increases in shareholder value. In 2005, the Committee granted 1,210,250 stock options, with an expiration date six years after the date of grant, to the officers and key employees of the Company.

(ii) Restricted Stock. Under the Stock Incentive Plan, the Committee may also award restricted shares of the Company’s Common Stock to selected officers and key employees. The Committee has the authority to select participants and to determine the amount and timing of awards, restriction periods, market value thresholds and any terms and conditions applicable to grants. Since 1998, the Committee has awarded restricted stock only with time-vesting criteria to selected employees for long-term retention purposes. A total of 263,000 shares of restricted stock were awarded to officers and other key employees of the Company on this basis in 2005, which generally vest as to one-third of the award on the first, second and third anniversaries of the date of grant, or upon the participant’s earlier death, permanent disability, normal retirement at age 65 or upon a change-in-control of the Company.

Since 1995, the Committee has also administered a program using grants of restricted stock to make up the shortfall in executive officer and key employee pension benefits imposed by certain federal tax policies which limit the amount of compensation that can be considered for determining benefits under tax-qualified plans. Under this program, the Committee will grant from time to time to certain executive officers and key employees who have been impacted by such tax limitations amounts of restricted stock to make up that portion of the Company’s retirement benefit at normal retirement (age 65) lost by reason of the tax limitations. The Committee is of the view that the grants provide the potential to offset the tax limitations on the executive’s future pension benefits, but require the recipient to look to future increases in shareholder value through stock appreciation if that objective is to be actually achieved. A total of 96,400 shares of restricted stock were granted under this program in 2005.

D. Compensation for the Chief Executive Officer. E. C. Fast has an employment agreement, entered into in 2001 when he succeeded R. S. Evans as Chief Executive Officer. The employment agreement with Mr. Fast, the principal terms of which are described below under the caption “Other Agreements and Information,” is in keeping with the Committee’s view that Chief Executive Officer compensation should include a competitive base salary while emphasizing incentives closely linked to shareholder return, such as the Company’s EVA Plan and significant grants of stock options, with substantial awards of time-based restricted stock for retention purposes. After considering competitive salary data for comparable industrial companies, the Committee recommended that Mr. Fast’s annual base salary for 2005 be increased to $850,000, which increase was approved by the Board of Directors. Mr. Fast’s 2005 incentive compensation award of $1,176,600 under the EVA Incentive Compensation Plan was calculated on the basis of a pre-established 30% participation percentage of the aggregate EVA for the Company. Of that award, $910,881 was paid to Mr. Fast, and the balance was added to his EVA bank account, which stood at $291,805 at December 31, 2005. In addition, the Committee granted to Mr. Fast options to purchase 130,000 shares of Common Stock at an exercise price of $26.86 per share, 90,000 shares of time-based restricted stock, and 22,600 shares of retirement-based restricted stock under the program described above. The Committee also approved an amendment of the vesting provisions for retirement-based restricted stock issued to Mr. Fast such that the shares vest upon early retirement (before age 65) provided he has at least 10 years of service. If Mr. Fast takes early retirement before he has 10 years of service, a pro-rated portion of such shares would vest on the tenth anniversary of his date of hire (i.e. September 27, 2009).

E. Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code limits to $1 million per employee the deductibility of compensation paid to the executive officers required to be listed in the Company’s proxy statement unless the compensation meets certain specific requirements. The EVA Incentive Compensation Plan is intended to constitute a performance-based plan meeting the criteria for continued deductibility set out in the applicable regulations. In addition, the Company believes that all stock options granted under the Company’s stock incentive plans will meet the requirements of Section 162(m) for deductibility. The shares of time-based restricted stock granted to offset the impact of the tax limitations on pension benefits, as well as the other time-based restricted stock awarded in 2005 as described in paragraph C above, would not satisfy the performance-based criteria of Section 162(m), and accordingly compensation expense in respect of income recognized by the executive officer upon lapse of the restrictions would not be deductible to the extent that such income, together with all other compensation in such year that did not satisfy the criteria of Section 162(m), exceeded $1 million. As a matter of policy, the Committee intends to develop and administer compensation programs which will maintain deductibility under Section 162(m) for all executive compensation, except in the limited circumstance when the materiality of the deduction is in the judgment of the Committee significantly outweighed by the incentive value of the compensation.

Submitted by:
The Management Organization and Compensation Committee of the Board of Directors of Crane Co. E.T. Bigelow, Jr. D.G. Cook D.R. Gardner W.E. Lipner D.C. Minton J.L.L. Tullis

RETIREMENT BENEFITS

All officers of the Company, including the individuals in the Summary Compensation Table, are participants in the Company’s pension plan for all eligible employees. Directors who are not employees do not participate in the plan. Eligibility for retirement benefits is subject to certain vesting requirements, which include completion of five years of service where employment is terminated prior to normal or other retirement or death, as determined by applicable law and the plan. Benefit accruals continue for years of service after age 65.

The annual pension benefits payable under the pension plan are equal to 1 2/3% per year of service of the participant’s average annual compensation during the five highest compensated consecutive years of the 10 years of service immediately preceding retirement less 1 2/3% per year of service of the participant’s Social Security benefit, up to a maximum deduction of 50% of the Social Security benefit. Compensation for purposes of the pension plan is defined as total W-2 compensation plus employee contributions made under salary reduction plans less (i) reimbursements or other expense allowances; (ii) cash and noncash fringe benefits (including automobile allowances); (iii) moving expenses (including “home allowances”); (iv) deferred compensation; (v) welfare benefits; (vi) severance pay; (vii) amounts realized from the exercise of a non-qualified stock option or the sale, exchange or other disposition of stock acquired under a qualified stock option; and (viii) amounts realized when restricted stock (or property) held by the employee is recognized in the employee’s taxable income under Section 83 of the Internal Revenue Code. In general, such covered compensation for any year would be equivalent to the sum of the salary set forth in the Summary Compensation Table for such years plus the bonus shown in the Table for the immediately preceding year.

The table below sets forth the estimated annual benefit payable on retirement at normal retirement age (age 65) under the Company’s pension plan. Benefits are based on accruals through December 31, 2005 for specified salary and years of service classifications, and assume benefits to be paid in the form of a single life annuity. The amounts have not been reduced by the Social Security offset referred to above.

Pension Plan Table

Average Annual Compensation(1)	Years of Service(2)
	10	15	20	25	30	35
$150,000	$25,005	$37,508	$50,010	$62,513	$75,015	$87,518
$175,000	29,173	43,759	58,345	72,931	87,518	102,104
$200,000	33,340	50,010	66,680	83,350	100,020	116,690
$225,000	37,508	56,261	75,015	93,769	112,523	131,276
$235,000	39,175	58,762	78,349	97,936	117,524	137,111
$250,000	41,675	62,513	83,350	104,188	125,025	145,863

(1)	Commencing January 1, 1994, for the purpose of determining benefit accruals and benefit limitations under the pension plan, a participant’s compensation is deemed to be limited to $150,000 indexed for inflation in future years (the “OBRA ‘93 Limitation”). As a result of the OBRA ‘93 Limitation, the covered compensation under the Company’s pension plan for the foregoing individuals for the years 1994 through 1996 was limited to $150,000, then increased to $160,000 for 1997, 1998 and 1999, to $170,000 for 2000 and 2001, to $200,000 for 2002 and 2003, to $205,000 for 2004, to $210,000 for 2005 and to $220,000 for 2006.
(2)	Mr. Fast joined the Company in 1999 and has six years of service credit under the Company’s pension plan. Mr. duPont joined the Company in 1996 and has ten years of service credit under the Company’s pension plan. Mr. Vipond joined the Company in 2005 and has one year of service credit under the Company’s pension plan. Ms. Kopczick has 26 years of service credit under the Company’s pension plan, including service with a predecessor company. Mr. Noonan joined the Company in 1996 and has ten years of service credit under the Company’s pension plan. Mr. Mitchell joined the Company in 2004 and has two years of service credit under the Company’s pension plan.

The actual retirement benefit at normal retirement date payable pursuant to Section 235(a) of the Tax Equity and Fiscal Responsibility Act of 1982 (and subsequent to 1986 at the age at which unreduced Social Security benefits may commence pursuant to the Tax Reform Act of 1986) may not exceed the lesser of $175,000 or 100% of the officer’s average compensation during his highest three consecutive calendar years of earnings (the “Tax Act Limitation”). The Tax Act Limitation may be adjusted annually for changes in the cost of living. The dollar limit is subject to further reduction to the extent that a participant has fewer than 10 years of service with the Company or 10 years of participation in the defined benefit plan.

OTHER AGREEMENTS AND INFORMATION

The Company has entered into indemnification agreements with E. C. Fast, each other director of the Company, Messrs. duPont, Vipond, Noonan and Mitchell, Ms. Kopczick, and the five other executive officers of the Company, the form of which was approved by the shareholders of the Company at the 1987 Annual Meeting. The indemnification agreements require the Company to indemnify the officers or directors to the full extent permitted by law against any and all expenses (including advances thereof), judgments, fines, penalties and amounts paid in settlement incurred in connection with any claim against such person arising out of services as a director, officer, employee, trustee, agent or fiduciary of the Company or for another entity at the request of the Company, and to maintain directors and officers liability insurance coverage or to the full extent permitted by law to indemnify such person for the lack thereof.

Each of the individuals named in the Summary Compensation Table (and certain other executive officers) has an agreement which, in the event of a change in control of the Company, provides for the continuation of the employee’s then current base salary, bonus plan and benefits for the three-year period following the change in control. Upon termination within three years after a change in control, by the Company without cause or by the employee with “Good Reason” (as defined in the agreement), the employee is immediately entitled to a proportionate amount of the greater of the last year’s bonus or the average bonus paid in the three prior years, plus three times the sum of his or her annual salary and the greater of the last year’s bonus or the average of the last three years’ bonuses, and all accrued deferred compensation and vacation pay; employee benefits, medical coverage and other benefits also continue for three years after termination. “Good Reason” under the agreements includes, among other things, any action by the Company which results in a diminution in the position, authority, duties or responsibilities of the employee. The agreements also provide that the employee may terminate his or her employment for any reason during the 30 day period immediately following the first year after the change of control, which shall be deemed “Good Reason” under the agreement. If it is determined that any economic benefit or payment or distribution by the Company to the individual, pursuant to the agreement or otherwise (including, but not limited to, any economic benefit received by the employee by reason of the acceleration of rights under the various options and restricted stock plans of the Company) (“Payment”), is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, the agreements provide that the Company shall make additional cash payments to the employee such that after payment of all taxes including any excise tax imposed on such payments, the employee will retain an amount equal to the excise tax on all the Payments. The agreements are for a three-year period, but are automatically extended annually by an additional year unless the Company gives notice that the period shall not be extended.

On January 22, 2001 the Company entered into an employment agreement with Mr. Fast pursuant to which Mr. Fast agreed to serve as President and Chief Executive Officer of the Company commencing on the date of the 2001 Annual Meeting, April 23, 2001. The employment agreement is renewable each year for one additional year unless either party gives written notice to the other, and provides for the following compensation: (i) an annual salary of no less than $650,000; (ii) participation in the EVA Incentive Compensation Plan; (iii) the grant of certain stock options in 2001 and 2002; and (iv) the grant of certain shares of restricted stock in 2001. The employment agreement also contains certain covenants of Mr. Fast concerning confidentiality, non-competition and non-solicitation of employees after termination of employment. If the Company terminates Mr. Fast’s employment other than for cause, Mr. Fast would be entitled to receive a lump sum cash payment equal to two times his annual base salary plus the higher of his current EVA bank account or two times his highest EVA bonus payment in the preceding five years, all stock options would become fully vested and exercisable and all restricted stock would become fully vested and nonforfeitable.

Mr. R.S. Evans serves as non-executive Chairman of the Board pursuant to an agreement entered into in 2001 upon his retirement as Chief Executive Officer of the Company. Under this agreement as amended in April 2004, Mr. Evans receives an annual retainer of $100,000. In addition, the Company provides Mr. Evans with an office at the Company’s headquarters and the use of the Company’s airplane for business and personal use subject to the approval of the Company’s Chief Executive Officer. The agreement has a term of three years, renewable each year for an additional year, and if the Company terminates Mr. Evans’ employment other than for cause, or if Mr. Evans terminates his employment for Good Reason (as defined in the agreement) or for any reason after a change in control, Mr. Evans would be entitled to receive a lump sum cash payment equal to the full amount of his retainer through the end of the term of the agreement.

The Company has entered into time share agreements with Mr. Evans and Mr. Fast regarding personal use of the Company’s aircraft, including aircraft leased by the Company from a third party operator. Under these agreements, which became effective on January 1, 2004, the Company agrees to lease the aircraft to the executive pursuant to federal aviation regulations and to provide a qualified flight crew, and the executive agrees to pay the Company for each flight an amount equal to the lesser of (i) the amount calculated for personal use of aircraft under Department of Treasury regulations or (ii) the sum of specified expenses actually incurred for such flight. During 2005, the aggregate incremental cost to the Company for personal use of such aircraft by Messrs. Evans and Fast, less amounts paid by them under the time share agreements, was $347,580 and $29,392, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Management Organization and Compensation Committee is or has ever been an officer or employee of the Company, and no executive officer of the Company has served as a director or member of a compensation committee of another company of which any member of the Committee is an executive officer.

Compensation of Directors. The Company’s standard retainer payable to each non-employee director is $50,000 per annum (as of the 2006 Annual Meeting, $65,000). Pursuant to the Non-Employee Director Stock Compensation Plan, non-employee directors receive, in lieu of cash, shares of Common Stock of the Company (rounded to the nearest ten shares) with a market value equal to 50% of the standard annual retainer. The other 50% of the annual retainer is paid in cash. All directors who are not employees of the Company, of whom there are currently 11, participate in the plan. The shares are issued each year as of the date of the Company’s annual meeting, are forfeitable if the director ceases to remain a director until the Company’s next annual meeting, except in the case of death, disability or change in control, and may not be sold for a period of five years or until such earlier date as the director leaves the Board. In April 2005 each non-employee director received 940 restricted shares of Common Stock pursuant to the plan. The Chairman of the Board does not participate in the Non-Employee Director Stock Compensation Plan.

In addition, under the Non-Employee Director Stock Compensation Plan an option to purchase 2,000 shares of Common Stock is granted to each non-employee director as of the date of each annual meeting of shareholders. Each such option has an exercise price equal to the fair market value at the date of grant, has a term of 10 years and vests 50% after one year, 75% after two years and 100% after three years from the date of grant. On April 25, 2005 each non-employee director other than Mr. Queenan received an option to purchase 2,000 shares at an exercise price of $26.61 per share. Mr. Queenan elected to continue to participate in the Crane Co. Retirement Plan for Non-Employee Directors (see description below), and therefore does not receive any stock option grants under the Non-Employee Director Stock Compensation Plan.

Non-employee directors also receive $2,000 for each Board meeting attended. Non-employee members of the Executive Committee receive a supplemental annual retainer of $2,000. Members of other committees receive $2,000 for each committee meeting attended, and committee chairmen receive a supplemental annual retainer of $10,000 for the Audit Committee and $7,500 for the Management Organization and Compensation Committee and the Nominating and Governance Committee.

The Crane Co. Retirement Plan for Non-Employee Directors provides for a benefit upon retirement at or after age 65 equal to the participant’s annual retainer in effect at the time service terminates, payable for a period of time equal to the number of years the participant has served on the Board and not as an employee. After two years of service, participants are 50% vested in benefits payable, and after each full year of service thereafter, participants are vested in an additional 10%. In the event of death, disability or change in control, participants are automatically 100% vested and, in the case of a change in control, a minimum of seven years of retirement benefits is payable. Additionally, a participant leaving the Board after a change in control would be entitled to receive, in lieu of installment payments, a lump sum cash payment such that the participant will retain, after all applicable taxes, the actuarial equivalent of the benefits payable under the plan. A former director may receive his benefits prior to age 65 on an actuarially reduced basis. The plan is unfunded and benefits thereunder are payable from the Company’s general assets, either in the form of a joint and survivor annuity or, if the director so elects upon reaching age 55, in the form of a survivor annuity should the director die while in service. The Retirement Plan for Non-Employee Directors was terminated as to active directors when the Non-Employee Director Stock Compensation Plan was approved by shareholders in April 2000, but Mr. Queenan has elected to continue his participation in the Retirement Plan in lieu of any option grants under the Stock Compensation Plan. Former Crane Co. directors will continue to receive their retirement benefits under the Retirement Plan.

Share Ownership Guidelines for Directors. The Board of Directors has adopted share ownership guidelines which require each director to hold shares of Common Stock having a fair market value not less than five times the annual retainer payable to such director. A director must have attained such ownership level on the later of February 23, 2006 or the fifth anniversary of the director’s first election as a director.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3)	Exhibits

Exhibit No.	Description
Exhibit 3	The Company’s By Laws, as amended on April 3, 2001. (Previously filed)

Exhibit 4.1	Preferred Share Purchase Rights Agreement dated as of June 27, 1998. (Previously filed)

Exhibit 4.2	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York. (Previously filed)

Exhibit 10.1	The form of Employment / Severance Agreement between the Company and certain executive officers which provide for the continuation of certain employee benefits upon a change of control. (Previously filed)

Exhibit 10.2	The form of indemnification agreements entered into with each director and executive officer of the Company. (Previously filed)

Exhibit 11	Computation of net income per share (Previously filed)

Exhibit 13	Selected portions of the Annual Report to Shareholders for the year ended December 31, 2005. (Previously filed)

Exhibit 21	Subsidiaries of the Registrant. (Previously filed)

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

(b)	Exhibits to Form 10-K – Documents incorporated by reference :

(3)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)	Instruments Defining the Rights of Security Holders:

(a)(1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2003).

3)	Credit Agreement dated as of January 21, 2005 among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(i)	The Crane Co. Time Sharing Agreement contained in Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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
E.C. Fast
President and Chief Executive Officer November 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

OFFICERS

/s/ J. Robert Vipond	By	/s/ J. A. Nano
J. Robert Vipond Vice President, Finance and Chief Financial Officer (Principal Financial Officer) November 8, 2006		J. A. Nano Vice President, Controller (Principal Accounting Officer) November 8, 2006

Exhibit Index

Exhibit No.	Description
Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).