Form 10-Q
period 2006-09-30
CRANE CO /DE/
filed 2006-11-09
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 25, 2006

Common stock, $1.00 Par Value – 61,025,068 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$567,704	$522,231	$1,675,237	$1,554,912

Operating costs and expenses:
Cost of sales	378,054	356,058	1,125,978	1,071,033
Selling, general and administrative	118,487	104,414	354,790	325,372

Operating profit	71,163	61,759	194,469	158,507

Other income (expense)
Interest income	552	503	2,163	1,004
Interest expense	(5,244)	(5,564)	(16,268)	(17,025)
Miscellaneous - net	1,461	778	7,143	2,844

	(3,231)	(4,283)	(6,962)	(13,177)

Income before income taxes	67,932	57,476	187,507	145,330
Provision for income taxes	21,889	17,434	59,602	44,616

Net income	$46,043	$40,042	$127,905	$100,714

Basic net income per share:	$0.75	$0.67	$2.10	$1.69

Diluted net income per share:	$0.74	$0.66	$2.06	$1.67

Average basic shares outstanding	61,110	59,936	60,941	59,676
Average diluted shares outstanding	62,226	60,490	62,192	60,229
Dividends per share	$0.150	$0.125	$0.400	$0.325

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Assets

Current Assets
Cash and Cash Equivalents	$99,077	$180,392

Accounts Receivable	342,865	289,521

Inventories:
Finished goods	104,386	90,852
Finished parts and subassemblies	39,032	43,069
Work in process	53,551	46,406
Raw materials	104,994	92,027

	301,963	272,354

Deferred Tax Assets	38,426	42,104
Other Current Assets	13,041	14,024

Total Current Assets	795,372	798,395

Property, Plant and Equipment:
Cost	754,081	738,368
Less accumulated depreciation	486,845	474,577

	267,236	263,791

Insurance Receivable - Asbestos	214,626	224,600

Other Assets	222,793	223,610

Intangible Assets, Net	118,905	60,735

Goodwill	712,377	568,355

Total Assets	$2,331,309	$2,139,486

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
Liabilities and Shareholders’ Equity

Current Liabilities
Notes payable and current maturities of long-term debt	$315	$254
Accounts payable	155,557	149,647
Current asbestos liability	55,000	55,000
Accrued liabilities	186,024	174,366
U.S. and foreign taxes on income	28,984	19,322

Total Current Liabilities	425,880	398,589

Long-Term Debt	366,094	293,248

Accrued Pension and Postretirement Benefits	56,440	56,649

Deferred Tax Liability	70,417	71,406

Long-Term Asbestos Liability	486,899	526,830

Other Liabilities	31,875	39,470

Shareholders’ Equity:
Preferred Shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	128,997	114,788
Retained earnings	915,629	814,197
Accumulated other comprehensive income	64,579	31,090
Treasury stock	(287,927)	(279,207)

Total Shareholders’ Equity	893,704	753,294

Total Liabilities and Shareholders’ Equity	$2,331,309	$2,139,486

Common Stock Issued	72,426	72,426
Less: Common Stock held in Treasury	(11,442)	(12,018)

Common Stock Outstanding	60,984	60,408

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$127,905	$100,714
Income from joint venture	(4,525)	(4,476)
Gain on divestitures	(8,931)	—
Depreciation and amortization	39,056	36,509
Stock-based compensation expense	11,288	6,452
Deferred income taxes	4,954	8,293
Cash used for operating working capital	(35,617)	(35,063)
Asbestos-related payments, net of insurance recoveries	(29,957)	(24,556)
Refund associated with terminated Master Settlement Agreement	—	9,925
Other	(1,257)	6,372

Total provided by operating activities	102,916	104,170

Investing activities:
Capital expenditures	(22,312)	(17,634)
Proceeds from disposition of capital assets	3,317	1,569
Proceeds from divestitures	26,088	—
Payment for acquisitions, net of cash acquired and liabilities assumed	(234,734)	(7,157)

Total used for investing activities	(227,641)	(23,222)

Financing activities:
Equity:
Dividends paid	(24,465)	(19,429)
Common shares acquired on the open market	(37,499)	—
Stock incentive plan exercises, net of shares acquired	20,606	10,634
Excess tax benefit from stock-based compensation	7,575	—
Debt:
Issuance of Debt	71,700	—
Repayments of long-term debt	(410)	(4,446)
Net increase in short-term debt	55	1,030

Total provided by (used for) financing activities	37,562	(12,211)

Effect of exchange rates on cash and cash equivalents	5,848	(5,860)

(Decrease) increase in cash and cash equivalents	(81,315)	62,877
Cash and cash equivalents at beginning of period	180,392	50,727

Cash and cash equivalents at end of period	$99,077	$113,604

Detail of Cash Used for Operating Working Capital
Accounts receivable	$(35,528)	$(38,549)
Inventories	(16,174)	3,075
Other current assets	1,329	(1,235)
Accounts payable	1,530	(14,243)
Accrued liabilities	8,716	1,428
U.S. and foreign taxes on income	4,510	14,461

Total	$(35,617)	$(35,063)

Supplemental disclosure of cash flow information:
Interest paid	$17,333	$18,304
Income taxes paid	22,292	13,588

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

2.	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from objective inputs such as prices based on market data independent from the entity, and subjective inputs such as the entity’s own assumptions about the estimates that market participants would use. The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by SFAS 158, the Company will initially recognize the funded status of its defined benefit and other postretirement plans and provide the required disclosures as of the fiscal year ended December 31, 2006. The Company is currently evaluating the provisions of SFAS No. 158 to determine the impact the adoption will have on the Company’s financial statements.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company believes that the adoption of SAB 108 will not have a material effect on its financial statements.

3.	Segment Results

Net sales, operating profit and assets by segment are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Sales
Aerospace & Electronics	$142,982	$141,722	$429,860	$409,243
Engineered Materials	71,636	75,558	239,931	235,550
Merchandising Systems	73,384	40,610	179,566	130,050
Fluid Handling	256,249	244,036	755,445	718,504
Controls	23,387	20,413	70,637	61,896
Intersegment Elimination	66	(108)	(202)	(331)

Total	$567,704	$522,231	$1,675,237	$1,554,912

Operating Profit
Aerospace & Electronics	$25,272	$26,461	$73,919	$60,679
Engineered Materials	9,661	15,691	38,551	50,835
Merchandising Systems	8,887	3,529	17,101	11,362
Fluid Handling	29,404	21,131	83,780	53,588
Controls	2,112	1,711	7,664	5,287
Corporate	(4,173)	(6,764)	(26,546)	(23,244)

Total	$71,163	$61,759	$194,469	$158,507

	As of
(in thousands)	September 30, 2006	December 31, 2005
Assets
Aerospace & Electronics	$464,016	$476,400
Engineered Materials	274,362	189,353
Merchandising Systems	289,430	104,162
Fluid Handling	731,630	692,856
Controls	49,470	48,107
Corporate	522,401	628,608

Total	$2,331,309	$2,139,486

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Options become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). The Stock Incentive Plan also provides for awards of restricted common stock to officers and other key employees, subject to forfeiture restrictions which lapse over time.

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

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the nine-month periods ended September 30, 2006 and 2005 are as follows:

	2006	2005
Dividend yield	1.36%	1.49%
Volatility	26.40%	30.74%
Risk-free interest rate	4.28%	3.62%
Expected lives in years	4.20	4.20

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Activity in the Company’s stock option plans for the nine months ended September 30, 2006 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period	6,125	$26.05
Granted	940	36.88
Exercised	(1,986)	25.29
Canceled	(181)	31.97
Options outstanding at end of period	4,898	28.22	4.49

Options exercisable at end of period	3,290	$25.77	4.33

During the first nine months of 2006 and 2005, the weighted-average fair value of options granted was $9.22 per share and $7.21 per share, respectively. During the first nine months of 2006 and 2005, the total intrinsic value of options exercised was $33.0 million and $5.1 million, respectively. The total cash received from these option exercises was $50.2 million and $14.2 million, respectively, and the tax benefit realized for the tax deductions from these option exercises was $9.3 million and $1.7 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2006 was $66.5 million and $52.8 million, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $6.2 million and $6.5 million in the first nine months of 2006 and 2005, respectively. Changes in the Company’s restricted stock for the nine months ended September 30, 2006 were as follows:

Restricted Stock Activity	Restricted Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	642	$26.05
Granted	246	36.81
Vested	(244)	26.32
Forfeited	(28)	32.20

Unvested restricted stock at end of period	616	$29.97

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect on three months and nine months ended September 30, 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income – as reported	$40,042	$100,714
Add: Stock-based employee compensation of $1,579 and $6,452 for the three and nine months ended September 30, 2005, respectively, included in reported income, net of related tax effects	1,026	4,194
Less: Total stock-based employee compensation expense of $3,580 and $12,930 for the three and nine months ended September 30, 2005, respectively, determined under fair value based method for all awards, net of related tax effects	(2,367)	(8,525)

Net income – pro forma	$38,701	$96,383

Basic earnings per share:
As reported	$0.67	$1.69
Pro forma	$0.65	$1.62
Diluted earnings per share:
As reported	$0.66	$1.67
Pro forma	$0.64	$1.60

The Company recognized share-based compensation expense of $11.3 million ($0.12 per diluted share, after related tax benefit of $3.9 million) in the first nine months of 2006 as a component of selling, general and administrative expense. In the first nine months of 2005, $6.5 million of share-based compensation expense was recognized, but because the Company adopted the new standard (SFAS 123R) prospectively as of January 1, 2006 it excludes expense related to stock options of $6.5 million. At September 30, 2006, there was $22.3 million of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.7 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those awards. For the nine months ended September 30, 2006, cash flow from operating activities was decreased $7.6 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

5.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$46,043	$40,042	$127,905	$100,714
Average basic shares outstanding	61,110	59,936	60,941	59,676
Effect of dilutive stock options	1,116	554	1,251	553

Average diluted shares outstanding	62,226	60,490	62,192	60,229
Basic net income per share	$0.75	$0.67	$2.10	$1.69
Diluted net income per share	0.74	0.66	2.06	1.67

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

6.	Comprehensive Income

Total comprehensive income for the three and nine-month periods ended September 30, 2006 and 2005 is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$46,043	$40,042	$127,905	$100,714
Foreign currency translation adjustments	1,739	(2,769)	33,489	(34,543)

Comprehensive income	$47,782	$37,273	$161,394	$66,171

7.	Goodwill and Intangible Assets

Goodwill and intangible assets changes during the nine-month period ended September 30, 2006 primarily relate to the recording of preliminary purchase price allocations from the acquisition of substantially all the assets of CashCode Co. Inc. (“CashCode”) in January 2006, all of the outstanding capital stock of Telequip Corporation (“Telequip”) in June 2006, certain assets of Automatic Products international, ltd. (“APi”) in June and September 2006 and all of the outstanding capital stock of Noble Composites, Inc. (“Noble”) in September 2006. The final purchase price allocations will be completed during 2006.

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$568,355	$579,081
Additions	133,521	4,569
Translation and other adjustments	10,501	(15,295)

Balance at end of period, net of accumulated amortization	$712,377	$568,355

Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Balance at beginning of period, net of accumulated amortization	$60,735	$64,450
Additions	65,098	2,570
Translation and other adjustments	3,103	1,448
Amortization expense	(10,031)	(7,733)

Balance at end of period, net of accumulated amortization	$118,905	$60,735

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

A summary of intangible assets follows:

(in thousands)	September 30, 2006		December 31, 2005
	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$104,119	$41,734	$78,296	$37,196
Drawings	10,825	7,562	10,825	7,363
Other	67,922	14,665	24,272	8,099

	$182,866	$63,961	$113,393	$52,658

The Other category includes assets such as customer/distributor relationships and customer sales backlog. Amortization expense for these intangible assets is currently estimated to be approximately $17.7 million in 2007, $14.4 million in 2008, $12.1 million in 2009, $11.9 million in 2010 and $10.7 million in 2011. Estimated amounts are subject to change based on the preliminary purchase price allocations currently being completed for CashCode, APi, Telequip and Noble.

Intangible assets totaled $118.9 million, net of accumulated amortization of $64.0 million at September 30, 2006. Included within this amount is $19.1 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

8.	Acquisitions and Dispositions

In January 2006, the Company acquired substantially all of the assets of CashCode, a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications, for approximately $85 million in cash. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 90% will be for the acquisition of goodwill and intangibles. CashCode had sales of approximately $48 million in 2005. CashCode is located in Concord, Ontario, Canada and employs approximately 350 people worldwide, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. CashCode was integrated into the Company’s Merchandising Systems segment.

In June 2006, the Company acquired certain assets of APi, a privately held manufacturer of vending equipment, for a cash purchase price of approximately $20 million. In September 2006, additional assets of APi were acquired and a second payment of approximately $8 million was made. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 65% will be for the acquisition of goodwill and intangibles. The acquisition included APi’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The manufacturing equipment has been moved in October to the Crane Merchandising Systems facility in St. Louis, Missouri. The purchase did not include APi’s manufacturing facility located in St. Paul, Minnesota. APi will be integrated into the Company’s Merchandising Systems segment.

Also in June 2006, the Company acquired all of the outstanding capital stock of Telequip for a cash purchase price of approximately $45 million. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 95% will be for the acquisition of goodwill and intangibles. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

principally focused on the retail market which includes grocery and convenience stores, quick-service restaurants and self-checkout/self-service kiosks. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip will be integrated into the Company’s Merchandising Systems segment.

In September 2006, the Company acquired all the outstanding capital stock of Noble for a cash purchase price of $72 million. The final purchase price allocations will be completed during 2006; based on the preliminary purchase price allocation, approximately 91% will be for the acquisition of goodwill and intangibles. Noble, located in Goshen, Indiana, is a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels used by motor home and travel trailer manufacturers. Noble will be integrated into the Company’s Engineered Materials segment.

On October 23, 2006, the Company announced that it had acquired all of the outstanding capital stock of Dixie-Narco Inc., a manufacturer of can and bottle vending machines, for a purchase price of $46 million in cash. Dixie-Narco manufactures can and bottle vending machines primarily for well-known companies such as Coca-Cola, PepsiCo, and Dr. Pepper/Seven Up. Dixie-Narco will be integrated into the Company’s Merchandising Systems segment.

In April 2006, the Company completed the sale of the outstanding capital stock of Westad Industri A/S, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in the Company’s Fluid Handling segment. In May 2006, the Company completed the sale of substantially all of the assets of Resistoflex Aerospace, a manufacturer of high-performance hose and high pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex Aerospace was included in the Company’s Aerospace & Electronics segment. The Company recognized an $8.9 million net gain from these divestitures. Resistoflex Aerospace was sold at a gain which was partly offset by a loss on Westad.

9.	Asbestos Liability

Information Regarding Claims and Costs

As of September 30, 2006, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2005
	2006	2005	2006	2005
Beginning claims	88,833	88,563	89,017	84,977	84,977
New claims	1,555	1,544	3,837	6,636	7,986
Settlements	(351)	(449)	(923)	(1,188)	(1,829)
Dismissals	(723)	(733)	(2,617)	(1,500)	(2,117)

Ending claims *	89,314	88,925	89,314	88,925	89,017

*	Does not include 36,177 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Of the 89,314 pending claims as of September 30, 2006, approximately 25,000 claims were pending in New York, approximately 32,000 claims were pending in Mississippi, approximately 9,200 claims were pending in Texas and approximately 3,400 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Since the termination of the comprehensive master settlement agreement (“MSA”) on January 24, 2005, the Company has been resolving claims filed against it in the tort system. The Company has not re-engaged in discussions with representatives of current or future asbestos claimants with respect to such a comprehensive settlement. While the Company believes that federal legislation to establish a trust fund to compensate asbestos claimants is the most appropriate solution to the asbestos litigation problem, there is substantial uncertainty regarding whether this will occur and, if so, when and on what terms. The Company remains committed to exploring all feasible alternatives available to resolve its asbestos liability in a manner consistent with the best interests of the Company’s shareholders. Substantially all of the claims the Company resolves are concluded through settlements. However, the Company recently tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California and received an adverse jury verdict on September 15, 2006. On October 10, 2006 the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company does not believe that the verdict was supported by the evidence. In addition, the Company believes that procedural irregularities prevented an appropriate determination of the Company’s alleged responsibility for plaintiffs’ injuries. The Company intends to challenge the verdict and subsequent judgment by post-trial motions, and it will raise all appropriate issues on appeal, if the post-trial motions are unsuccessful.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the nine-month periods ended September 30, 2006 and 2005 totaled $49.5 million and $32.7 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. In addition, during the second quarter of 2006 the Company changed its method of processing payments in order to utilize the services of a third party firm specializing in allocation of settlement and defense costs to insurers resulting in a transitioning delay in payments which the Company caught up in the third quarter. The Company’s total pre-tax cash payments for settlement and defense costs, net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the nine-month periods ended September 30, 2006 and 2005 totaled $30.0 million and $24.6 million respectively, and are expected to be $45 million for the full year 2006. Detailed below are the comparable amounts for the periods indicated.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2005	Cumulative to date through Sept. 30, 2006
	2006	2005	2006	2005
Settlement costs incurred (1)	$6.4	$5.5	$17.7	$13.6	$17.4	$73.9
Defense costs incurred (1)	11.9	7.3	31.8	19.1	27.7	105.5

Total costs incurred	$18.3	$12.8	$49.5	$32.7	$45.1	$179.4

Pre-tax cash payments (receipts) (2)	$20.9	$5.3	$30.0	$24.6	$45.3	$115.0
(Refund) associated with terminated MSA	—	—	—	$(9.9)	$(9.9)	$.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include advance payments to third parties that are reimbursable by insurers and certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

In 2005, the Company did not receive significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers was essentially exhausted. The Company continues to negotiate with various of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies will be made as coverage-in-place and other agreements are reached with such insurers.

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

On June 30, 2006, the Company and Fireman’s Fund Insurance Company (“Fireman’s Fund”) entered into an agreement, effective July 3, 2006, establishing a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with Fireman’s Fund, including a payment of $2.3 million for claims billed to Fireman’s Fund through June 26, 2006, which was received by the Company in August 2006. The agreement with Fireman’s Fund also includes provisions for mutual releases, indemnification of Fireman’s Fund and claims handling procedures.

Effective September 7, 2006, the Company entered into a coverage-in-place agreement with Sentry Insurance (“Sentry”), regarding an excess policy issued by Sentry’s predecessor, Dairyland Insurance Company.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2006. The Company compared the current asbestos claim activity as of September 30, 2006 to the assumptions in the HR&A analysis and determined that the accrual continues to be appropriate. A liability of $541.9 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 56% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $224.6 million has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% for future recoveries.

Historically, a significant portion of the Company’s settlement and defense costs have been paid by its primary insurers. Following the exhaustion of most of that primary coverage, and in accordance with the settlement agreements discussed above, certain of the Company’s excess insurers have begun reimbursing the Company for a significant portion of its settlement and defense costs. The Company has substantial excess coverage policies in addition to those bound by the settlement agreements described above that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(in thousands)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$4,050	$3,692	$41	$43	$12,151	$12,350	$123	$129
Interest cost	7,706	7,129	284	294	23,117	22,711	852	882
Expected return on plan assets	(9,871)	(9,583)	—	—	(29,611)	(29,169)	—	—
Amortization of prior service cost	147	319	(40)	(42)	440	603	(120)	(126)
Amortization of net loss (gain)	262	(15)	(21)	(21)	786	165	(63)	(63)

Net periodic cost	$2,294	$1,542	$264	$274	$6,883	$6,660	$792	$822

The Company expects, based on current actuarial calculations, to contribute cash in the range of $6.0 to $12.0 million to its domestic and foreign defined benefit plans and $2 million to its other postretirement benefit plans in 2006. The Company contributed cash of $5.7 million to its defined benefit plans and $1.9 million to its other postretirement benefit plans in 2005. During the first nine months of 2006, the Company contributed $6.7 million to its defined benefit plans and $1.5 million to its other postretirement benefit plans. However, cash contributions for the remainder of 2006 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in August 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

11.	Income Taxes

The Company calculated its income tax provision for the three and nine months ended September 30, 2006 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” and Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods.”

The Company’s effective tax rates of 32.2% and 31.8% for the three and nine months ended September 30, 2006, respectively, are higher than the Company’s effective tax rates of 30.3% and 30.7% for the three and nine months ended September 30, 2005, respectively, primarily due to the expiration of the U.S. federal research and development tax credit on December 31, 2005 and the statutory phase-out of the U.S. export tax benefit.

The Company’s effective tax rates for the three and nine months ended September 30, 2006 vary from the statutory U.S. federal tax rate primarily as a result of state taxes, net of federal tax benefit, offset by earnings in foreign jurisdictions with tax rates below the U.S. statutory rate and U.S. federal tax benefits on export sales and domestic manufacturing activities.

12.	Miscellaneous - Net

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gain (loss) on sales of assets	$309	$(629)	$5,263	$(245)
Equity joint venture income	1,305	1,894	4,525	4,476
Other	(153)	(487)	(2,645)	(1,387)

	$1,461	$778	$7,143	$2,844

The gain on sales of assets in the nine month period ended September 30, 2006 was higher than in the prior year from the 2006 gain on the sale of Resistoflex Aerospace partially offset by the loss on the Westad divestiture, a net gain of $8.9 million, coupled with 2006 costs of $4.2 million from the sale of unused property resulting from prior plant consolidations and legal costs associated with previous divestitures.

13.	Long-term Debt and Notes Payable

Long-term debt, net of deferred financing costs, was $366 million at September 30, 2006 comprised primarily of fixed rate borrowings under the $100 million 6.75% notes due 2006, $200 million 5.50% notes due 2013 and $72 million borrowed under uncommitted lines of credit. Because the Company has the intention and ability to refinance the $100 million 6.75% notes due October 2006 at maturity and the $72 million borrowed under the uncommitted lines of credit with long-term borrowings, they are classified as long-term at September 30, 2006.

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

Results from Operations

Third quarter of 2006 compared with third quarter of 2005

Third quarter 2006 sales increased $45.5 million, or 9%, including core business growth of $9.3 million (2%), sales from acquired businesses (Edlon, APi, Telequip, and CashCode) of $34.8 million (7%) and favorable foreign currency translation of $9.8 million (2%), reduced by lower sales from divested businesses (Resistoflex Aerospace and Westad) of $8.4 million (2%). Operating profit of $71.2 million rose 15% compared with $61.8 million in the prior year quarter. Corporate expenses were $4.2 million compared to $6.8 million in the prior year quarter primarily as result of a $4.9 million reimbursement from the U.S. government for environmental clean-up costs at a former manufacturing site in Arizona, which previously manufactured products for the government. The effective tax rate in the third quarter of 2006 was 32.2% compared to 30.3% in the third quarter of 2005 primarily because of the absence of the federal research and development tax credit in 2006. Third quarter 2006 net income was $46.0 million, or $.74 per share, compared with net income of $40.0 million, or $.66 per share, in the third quarter of 2005.

Net sales related to operations outside the United States were 37.9% and 36.2% of total net sales for the three-month periods ended September 30, 2006 and 2005, respectively.

Segment Results

All comparisons below refer to the third quarter 2006 versus the third quarter 2005, unless otherwise specified.

Aerospace & Electronics

(dollars in millions)	Third Quarter
	2006	2005	Change
Sales	$143.0	$141.7	$1.3	1%
Operating Profit	$25.3	$26.5	$(1.2)	(5)%
Profit Margin	17.7%	18.7%

The third quarter 2006 sales increase of $1.3 million reflected a sales increase of $6.2 million in the Aerospace Group and a decrease of $4.9 million in the Electronics Group. Segment operating profit decreased by $1.2 million, as an increase of $2.8 million in Aerospace was more than offset by a $4.0 million decline in Electronics.

Aerospace Group sales of $90.3 million increased $6.2 million, or 7%, from $84.1 million in the prior year period. Resistoflex Aerospace, which was sold in mid May 2006, had sales of $4.2 million in the third quarter of 2005. Excluding Resistoflex Aerospace, sales increased $10.4 million or 12% over the third quarter of 2005. Backlog at the end of the third quarter of 2006 (excluding Resistoflex) increased 20% over the third quarter of 2005.

Electronics Group sales of $52.7 million decreased $4.9 million, or 9%, from $57.6 million in the prior year period, with increased sales in Power Solutions more than offset by lower sales primarily in Microwave and Electronic Manufacturing Services Solutions. Operating profit decreased by $4.0 million from the third quarter of 2005 because of lower volumes in Microwave and Electronic Manufacturing Services Solutions and higher costs.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

(dollars in millions)	Third Quarter
	2006	2005	Change
Sales	$71.6	$75.6	$(4.0)	(5)%
Operating Profit	$9.7	$15.7	$(6.0)	(38)%
Profit Margin	13.5%	20.8%

The third quarter 2006 sales decrease of $4.0 million, or 5%, reflects lower volumes to recreational vehicle customers, who experienced an industry-wide decline in sales late in the third quarter. Operating profit in 2006 decreased $6.0 million as a result of higher expenses for recreational vehicle customers’ product support activities and lower sales. On September 29, 2006, Crane acquired Noble, a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels used by motorhome and travel trailer manufacturers. The purchase price was approximately $72 million in cash, subject to normal closing adjustments. No sales or operating results from the September 29, 2006, acquisition of Noble were included in the third quarter.

Merchandising Systems

(dollars in millions)	Third Quarter
	2006	2005	Change
Sales	$73.4	$40.6	$32.8	81%
Operating Profit	$8.9	$3.5	$5.4	152%
Profit Margin	12.1%	8.7%

Merchandising Systems sales increased $32.8 million, or 81%, reflecting increased Payment Solutions sales of $21.6 million primarily from CashCode and Telequip Corporation and an $11.2 million increase in Vending Solutions sales primarily from the acquisition of APi. European and North American vending machine sales (excluding APi) were lower than last year as the vending machine industry continues to experience weak demand from route operators whose cash flow has been diminished by higher gas prices and food costs. The $5.4 million increase in operating profit reflected the solid performance of the three acquisitions and a $1.0 million favorable adjustment to the intangible amortization associated with the purchase accounting for CashCode.

On October 23, 2006, the Company announced that it had acquired Dixie-Narco, a manufacturer of can and bottle vending machines, for a purchase price of $46 million in cash. Dixie-Narco manufactures can and bottle vending machines primarily for well-known companies such as Coca-Cola, PepsiCo, and Dr. Pepper/Seven Up. This business is currently unprofitable and significant changes to Dixie-Narco’s current business practices will be required to return it to profitability. While these changes will take a number of months to implement, management is confident about the longer term attractiveness of this acquisition.

Fluid Handling

(dollars in millions)	Third Quarter
	2006	2005	Change
Sales	$256.2	$244.0	$12.2	5%
Operating Profit	$29.4	$21.1	$8.3	39%
Profit Margin	11.5%	8.7%

The third quarter sales increased $12.2 million, or 5%, including $8.2 million (3%) of core sales, favorable foreign currency translation of $8.2 million (3%), reduced by lower sales from the divestiture of Westad of $4.2 million (1%). Backlog at the end of the third quarter of 2006 (excluding Westad) increased 18% over the third quarter of 2005. Operating profit increased $8.3 million, or 39%, and margins continued to improve, versus the third quarter of 2005, reflecting strengthened management teams and improved operational processes.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Valve Group sales were $179.4 million in the third quarter of 2006 compared with $170.0 million in the third quarter of 2005, an increase of 6%. Valve Group core sales growth was $8.8 million (5%), the favorable currency translation was $4.8 million (3%), partially offset by $4.2 million (2%) of sales of Westad. Core sales improved from increased demand for industrial valves, particularly from the chemical process and refining industries, and generally higher demand from many commercial applications. Operating profit increased 42% versus the prior year, reflecting higher sales and improved operating costs with price increases covering rising material and other costs. Profit margin of 11.1% was up strongly from 8.3% in the prior year.

Crane Pumps & Systems sales of $26.0 million decreased $1.6 million, or 6%, compared to the third quarter of 2005, reflecting generally softer market demand. Profit margin of 7.9% was up from 6.8% in the prior year due to productivity gains from facilities consolidation and customer price increases.

Crane Supply sales of $48.2 million increased $4.8 million, or 11%, benefiting from $3.3 million (8%) of favorable foreign currency translation, and an increase in core sales of $1.5 million (3%). The sales increase was due to higher project orders. Profit margin increased from 11.5% in 2005 to 12.8% in 2006.

Controls

(dollars in millions)	Third Quarter
	2006	2005	Change
Sales	$23.4	$20.4	$3.0	15%
Operating Profit	$2.1	$1.7	$0.4	24%
Profit Margin	9.0%	8.4%

Sales improvements of $3.0 million, or 15%, were largely attributable to increased demand for products in the transportation, oil and gas exploration, and gas transmission markets. Operating profit was higher than the prior year period as volume gains were leveraged to achieve higher operating margins.

Results from Operations

Year-to-date period ended September 30, 2006 compared to year-to-date period ended September 30, 2005

Year-to-date 2006 sales increased $120.3 million, or 8%, including core business growth of $60.6 million (4%), sales from acquired businesses of $68.7 million (4%) and favorable foreign currency translation of $7.8 million (1%) partially offset by the absence of revenue from divestitures of $16.8 million (1%). Operating profit of $194.5 million rose 23% compared with $158.5 million in the prior year. Strong operating performance in the Fluid Handling and Aerospace segments together with incremental profit from acquisitions in the Merchandising segment and a $4.9 million reimbursement for prior environmental costs incurred drove the improved performance. Net miscellaneous income of $7.1 million in the nine month period ended September 30, 2006 was higher than the prior year income of $2.8 million because of the gain on the sale of Resistoflex Aerospace partially offset by the loss on the Westad divestiture, the sale of unused property resulting from prior plant consolidations and legal costs associated with previous divestitures. Net income for the nine months ended September 30, 2006 increased to $127.9 million, or $2.06 per share, compared with net income of $100.7 million, or $1.67 per share, for the prior year.

Net sales related to operations outside the United States were 37.2% and 37.0% of total net sales for the nine-month periods ended September 30, 2006 and 2005, respectively.

Order backlog at September 30, 2006 totaled $639.0 million, compared with backlog of $597.1 million at December 31, 2005 and $604.8 million at September 30, 2005.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2006 versus the year-to-date period ended September 30, 2005 (“prior period”), unless otherwise specified.

Aerospace & Electronics

(dollars in millions)	Year-to-Date
	2006	2005	Change
Sales	$429.9	$409.2	$20.7	5%
Operating Profit	$73.9	$60.7	$13.2	22%
Profit Margin	17.2%	14.8%

The year-to-date 2006 sales increase of $20.7 million reflected sales increases of $18.8 million in the Aerospace Group and $1.9 million in the Electronics Group. The sales increase was effectively leveraged as segment operating profit margins increased to 17.2% from 14.8% in the prior year.

Aerospace Group sales of $269.8 million increased $18.8 million, or 7%, from $251.0 million in the prior year period. Core sales growth of $24.7 million (10%) was partially offset by a $5.9 million (2%) decline in sales from the absence of Resistoflex Aerospace, which was sold in May 2006. Sales increased largely due to higher commercial OEM and commercial after-market volumes. Operating profit increased $11.7 million reflecting higher volumes, improved margins in part due to lower severance charges incurred in the first nine months of 2005.

Electronics Group sales of $160.1 million increased $1.9 million, or 1%, from $158.2 million in the prior year period, with sales increases in Power Solutions partly offset by lower Electronic Manufacturing and Micro Electronic Solutions sales. Operating profit improved by $1.5 million due to the reduction of charges for losses on contracts.

The Aerospace & Electronics Segment backlog was $380.2 million at September 30, 2006, compared with $365.0 million at December 31, 2005 and $366.1 million at September 30, 2005.

Engineered Materials

(dollars in millions)	Year-to-Date
	2006	2005	Change
Sales	$239.9	$235.6	$4.3	2%
Operating Profit	$38.6	$50.8	$(12.2)	(24)%
Profit Margin	16.1%	21.6%

The year-to-date 2006 sales increase of $4.3 million, or 2%, reflects higher pricing across all market segments, higher volumes in building products and transportation market segments partly offset by lower volumes to recreational vehicle customers who experienced an industry-wide decline in sales late in the third quarter. Profit margin decreased to 16.1% primarily as a result of higher expenses largely for recreational vehicle customers’ product support activities, material costs and new and existing market development activities.

On September 29, 2006, Crane acquired Noble, a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels used by motorhome and travel trailer manufacturers. The purchase price was approximately $72 million in cash, subject to normal closing adjustments.

The Engineered Materials segment backlog was $13.2 million at September 30, 2006, compared with $17.2 million at December 31, 2005 and $20.7 million at September 30, 2005.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Merchandising Systems

(dollars in millions)	Year-to-Date
	2006	2005	Change
Sales	$179.6	$130.1	$49.5	38%
Operating Profit	$17.1	$11.4	$5.7	50%
Profit Margin	9.5%	8.7%

Merchandising Systems sales increased $49.5 million, or 38%, reflecting increased Payment Solutions sales of $50.9 million primarily from the CashCode and Telequip acquisition offset by a slight decline in total Vending Solutions sales. Sales from the acquisition of APi mostly offset a significant decline in existing European and North American vending machine sales from last year as the vending machine industry continues to experience declining demand from route operators whose cash flow has been diminished by higher gas prices and food costs.

In response to lower sales, Crane’s vending operations in the United States reduced employment and incurred severance costs of $2.0 million in the first nine months of 2006. The $5.7 million increase in operating profit reflected the solid performance of the three acquisitions partly offset by the effect of the reduced sales volume and severance costs in vending.

In January 2006, Crane acquired substantially all of the assets of CashCode Co. Inc., a privately held company specializing in niche applications for banknote validation, storage and recycling devices for use in vending, gaming, retail and transportation applications. The purchase price was approximately $85 million in cash. CashCode had sales of approximately $48 million in 2005.

In June 2006, Crane acquired all of the outstanding stock of Telequip for a cash purchase price of approximately $45 million. Telequip provides embedded and free-standing coin dispensing solutions principally focused on the retail market which includes grocery and convenience stores, quick-service restaurants and self-checkout/self-service kiosks.

In June 2006, the Company acquired certain assets of APi, a privately held manufacturer of vending equipment, for a cash purchase price of approximately $20 million. In September 2006, additional assets of APi were acquired and a second payment of approximately $8 million was made. The manufacturing operations of APi are going to be consolidated into the Crane Merchandising Systems St. Louis facility to realize cost savings.

On October 23, 2006, the Company announced that it had acquired all of the outstanding capital stock of Dixie-Narco Inc., a manufacturer of can and bottle vending machines, for a purchase price of $46 million in cash. Dixie-Narco manufactures can and bottle vending machines primarily for well-known companies such as Coca-Cola, PepsiCo, and Dr. Pepper/Seven Up. This business is currently unprofitable and significant changes to Dixie-Narco’s current business practices will be required to return it to profitability. While these changes will take a number of months to implement, management is confident about the longer term attractiveness of this acquisition.

The Merchandising Systems segment backlog was $18.6 million at September 30, 2006, compared with $9.2 million at December 31, 2005 and $8.4 million at September 30, 2005.

Fluid Handling

(dollars in millions)	Year-to-Date
	2006	2005	Change
Sales	$755.4	$718.5	$36.9	5%
Operating Profit	$83.8	$53.6	$30.2	56%
Profit Margin	11.1%	7.5%

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The year-to-date 2006 sales increase of $36.9 million, or 5%, included $35.4 million (5%) of core sales, $8.4 million (1%) from favorable foreign currency translation and $4.0 million (1%) from an acquired business, but was offset by a $10.9 million (2%) decline in sales caused by the absence of Westad, which was sold effective April 1, 2006. Operating profit increased 56%, and margin continued to improve due to strengthened management teams and improved operational processes. The first nine months of 2005 included severance costs of $2.2 million and facility closure costs of $1.5 million.

To better align our external financial reporting with our strategic focus and management structure, beginning with the first quarter of 2006, the Company included Resistoflex and Crane Ltd. in the Valve Group. Crane Pumps & Systems and Crane Supply remain unchanged.

Valve Group sales of $534.9 million increased $19.6 million, or 4%, from the prior year on a comparable basis. Core sales growth was $28.9 million (6%) and an acquisition contributed $4.0 million (1%), partially offset by a $10.9 million (2%) decline in sales caused by the absence of Westad, which was sold effective April 1, 2006, and $2.4 million (1%) from unfavorable foreign currency translation. Core sales improved from increased demand for industrial valves, particularly from the chemical process and refining industries, and generally higher demand from many commercial applications. Operating profit increased 54% versus the prior year reflecting higher sales and improved operating costs with price increases covering rising material and other costs. Profit margin of approximately 11% improved from approximately 7% in the prior year. The first nine months of 2005 included severance costs of $1.9 million.

Crane Pumps & Systems sales of $80.0 million increased $4.0 million, or 5%, from the prior year. Sales increased across most of the served markets. Profit margin of approximately 11% was up from approximately 5% in the prior year due to productivity gains from facilities consolidation and customer price increases.

Crane Supply sales of $133.6 million increased $13.8 million, or 12%, of which 3% was net core volume growth and 9% from favorable foreign currency translation. Profit margin of approximately 12%, was up from approximately 10% in the prior year.

The Fluid Handling Segment backlog was $209.7 million at September 30, 2006, compared with $188.8 million at December 31, 2005 and $194.4 million at September 30, 2005. Excluding Westad, the backlog was $165.6 million and $178.1 million at December 31, 2005 and September 30, 2005, respectively.

Controls

(dollars in millions)	Year-to-Date
	2006	2005	Change
Sales	$70.6	$61.9	$8.7	14%
Operating Profit	$7.7	$5.3	$2.4	45%
Profit Margin	10.8%	8.5%

Sales improvements of $8.7 million, or 14%, were largely attributable to increased demand for products in the transportation, oil and gas exploration, and gas transmission markets. Operating profit was higher than the prior year period as volume gains were leveraged to achieve higher operating margins.

The Controls segment backlog was $17.3 million at September 30, 2006, compared with $16.9 million at December 31, 2005 and $15.2 million at September 30, 2005.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 23.0% of total capital (net debt plus shareholders’ equity) at September 30, 2006 compared with 13.1% at December 31, 2005, driven primarily by the $235 million expended year-to-date for the acquisitions of CashCode, APi, Telequip and Noble Composites. Net debt is a non-GAAP measure that provides useful information about the Company’s ability to satisfy its debt obligations with currently available funds.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

For the nine months ended September 30, 2006, the Company generated $102.9 million of cash from operating activities, including $30.0 million for asbestos related payments, net of insurance recoveries. This compares to $104.2 million that was generated in the prior year period, including $24.6 million for asbestos-related payments, net of insurance recoveries, and the refund of $9.9 million associated with the termination of the comprehensive asbestos settlement. During the nine months ended September 30, 2006, the Company invested $22.3 million in capital expenditures as compared to $17.6 million in the prior year period. During the first nine months of 2006, the Company invested $235 million in acquisitions and received $26.1 million in proceeds from the divestitures of Westad and Resistoflex Aerospace. In the third quarter of 2005 and the third quarter of 2006, the dividend was increased by 25% and 20%, respectively. As a result, the Company paid $24.5 million in dividends to shareholders in the first nine months of 2006, compared with $19.4 million in the first nine months of 2005. In the first nine months of 2006, the Company repurchased 948,070 shares of its common stock on the open market at a cost of approximately $37.5 million. As a result of the acquisitions, the Company’s debt increased $72 million through the utilization of uncommitted lines of credit.

At September 30, 2006, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This contractually committed facility is available for general corporate purposes, including acquisitions, subject to the terms and conditions of the credit facility.

Long-term debt, net of deferred financing costs, was $366 million at September 30, 2006 comprised primarily of fixed rate borrowings under the $100 million 6.75% Notes due 2006, $200 million 5.50% Notes due 2013 and $72 million borrowed under uncommitted lines of credit. Because the Company has the intention and ability to refinance the $100 million 6.75% Notes due October 2006 at maturity and the $72 million borrowed under the uncommitted lines of credit with long-term borrowings, they are classified as long-term at September 30, 2006.

Change in Accounting Principle

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which supersedes Accounting Principles Board Opinion No. 25. The pronouncement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company elected to adopt the modified prospective approach. Under the modified prospective method, compensation expense is recorded for the unvested portion of previously issued awards that were outstanding at January 1, 2006 using the same estimate of the grant date fair value and the same attribution method used to determine the pro forma disclosure under SFAS 123. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate. See Note 4 for additional information.

Recently Issued Accounting Standard

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on its financial statements.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, provides a framework for measuring fair value under current standards in GAAP, and requires additional disclosure about fair value measurements. In accordance with the Statement, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from objective inputs such as prices based on market data independent from the entity, and subjective inputs such as the entity’s own assumptions about the estimates that market participants would use. The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the provisions of SFAS No. 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by SFAS 158, the Company will initially recognize the funded status of its defined benefit and other postretirement plans and provide the required disclosures as of the fiscal year ended December 31, 2006. The Company is currently evaluating the provisions of SFAS No. 158 to determine the impact the adoption will have on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company believes that the adoption of SAB 108 will not have a material effect on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2006, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company’s asbestos claims and certain other legal proceedings are discussed in Note 9 to the consolidated financial statements; which is incorporated herein by reference.

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2006 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

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

In July 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of costs allegedly incurred by the EPA at the Site. The government’s action also sought an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the Company’s and UPI’s liabilities; and both civil penalties and punitive damages. After extensive discussions regarding the nature and scope of such EPA costs and review of relevant documentation, the Company reached agreement with the EPA to pay $6.7 million in past costs, a civil penalty of $0.5 million and $1.0 million to fund a supplemental environmental project for the city of Goodyear, Arizona. These payment terms were incorporated in the consent decree mentioned above and the payments have been made as of September 30, 2006. The Company does not believe that the ultimate liability, in excess of the $23.3 million accrued at September 30, 2006, will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $36 million since 1985. In November 2003, the Company and UPI brought suit under Section 113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the U.S. government also sought contribution with respect to future costs. In July 2006, the Company reached an agreement with representatives of the U.S. government on the terms of a consent decree resolving these claims, approved by the Court on July 31, 2006. Under the terms of this consent decree, the Company received a payment of approximately $4.9 million in September 2006 for past clean-up costs at the site which was recorded in Miscellaneous – Net

Part II – Other Information

Item 1. Legal Proceedings

Income and will receive a contribution of 21 percent for qualifying costs incurred after January 1, 2006. As of September 30, 2006, the Company has not recorded any contribution from the United States for its 21 percent share of qualifying costs incurred and paid after January 1, 2006.

The Company is engaged in discussions with attorneys from the Civil Division of the U.S. Justice Department regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. These discussions relate to: (i) the alleged failure by CVNA to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003, and (ii) the alleged delivery of Mil-Spec valves with certain component parts containing specialty steel that was not melted or produced in the United States or a qualifying country as required by federal law (the so-called “Berry Amendment”). The allegations do not question the quality of the valves or the component parts, nor is any intentional misconduct alleged. The Company believes that CVNA satisfied its notice obligations regarding the relocation of its manufacturing facility, and its investigation of the alleged Berry Amendment violation has revealed that the component value of the relevant parts contained within Mil-Spec valves sold by CVNA within the past five years was approximately $418,000. The Justice Department has stated to the Company that CVNA’s alleged noncompliance with these contract terms represents a violation of the civil False Claims Act, that the potential measure of damages could be the invoice price of the valves rather than the component cost of noncompliant parts and that under the False Claims Act such damages may be trebled. The Justice Department has asserted that the potential damages on this basis could exceed $29 million. The Company disputes this position, which to the Company’s knowledge would be an unprecedented application of the False Claims Act, and the Company maintains that these are contract administration issues, not false claims. The Company is engaged in ongoing discussions with the Justice Department and believes that its view of the matter should prevail. If the Justice Department were to prevail with its theories of liability and damages, the resulting judgment could have a material adverse effect on the Company’s results of operations in the periods affected.

The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits is approximately $15.5 million, covering primarily the cost of repairing and replacing the affected sidewalls. These lawsuits are in very early stages of pre-trial discovery and the Company believes that it has valid defenses to the claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any liability in excess of $5 million per occurrence or $10 million in the aggregate.

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

Except as in Note 9 to the consolidated financial statements and described above, there have been no other material developments in any legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. Risk Factors

Other than as disclosed in Item 1, Legal Proceedings, above, there has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1-28	77,200	$38.87	—	—
March 1-31	233,400	$38.73	—	—
April 1-30	—	—	—	—
May 1-31	143,900	$40.21	—	—
June 1-30	181,800	$39.45	—	—
July 1-31	—	—	—	—
August 1-31	114,900	$39.18	—	—
September 1-30	196,870	$40.62	—	—

Total	948,070	$39.55	—	—

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

CRANE CO.
REGISTRANT

Date
November 9, 2006	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
November 9, 2006	By	/s/ J. Robert Vipond
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