Form 10-K
period 2006-12-31
CRANE CO /DE/
filed 2007-03-01
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission file number 1-1657

CRANE CO.

State of incorporation: Delaware	I.R.S. Employer identification No. 13-1952290

Principal executive office: 100 First Stamford Place, Stamford, CT 06902

Registrant’s telephone number, including area code (203) 363-7300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

5.50% Senior Notes due September 2013

6.55% Senior Notes due November 2036

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

The number of shares outstanding of the registrant’s common stock, $1.00 par value was 60,590,488 at January 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 23, 2007 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2006

PART I / ITEM 1

Part I

Item 1. Business.

Crane Co. (“Crane” or the “Company”) is a diversified manufacturer of highly engineered industrial products. Founded in 1855, the Company employs approximately 12,000 people in North America, South America, Europe, Asia and Australia.

Strategy

The Company’s strategy is to grow the earnings of niche businesses with leading market shares, acquire companies that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture that stresses continuous improvement and a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure. Crane has built a stronger company using established operating themes of leveraging intellectual capital, improving customer focus, striving for operational excellence and strategically linking existing businesses with acquisitions.

Business Segments

Beginning with the fourth quarter of 2006, the Company has included the Wireless Monitoring Systems and Crane Environmental businesses in the Controls segment, which were previously included in the Aerospace & Electronics and the Fluid Handling segments, respectively.

See Part II, Item 8, Note 14, “Segment Information,” to the Consolidated Financial Statements on page 55 for sales, operating profit and assets employed by each business segment.

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. The Aerospace Group products are currently manufactured under the brand names Hydro-Aire, ELDEC, Lear Romec and P.L. Porter. The Aerospace Group’s products are organized into the following solution sets: Landing Systems, Sensing and Utility Systems, Fluid Management, Aircraft Electrical Power and Cabin. The Electronics Group products are currently manufactured under the brand names Interpoint, ELDEC, Keltec, STC Microwave Systems, Olektron and General Technology. The Electronic Group products are organized into the following solution sets: Power, Microwave Systems, Electronic Manufacturing and Microelectronics.

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

ELDEC designs, manufactures and markets custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flow meters and power conversion systems for the commercial business, regional and general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. ELDEC has facilities in Lynnwood, Washington; Daventry, Northants, England and Bron, France.

P.L. Porter (“Porter”) is a manufacturer of motion control products for airline seating. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. The Porter facility was consolidated into the Hydro-Aire Burbank, California facility in 2005.

Interpoint designs, manufactures and sells standard and custom miniature (hybrid) DC-to-DC power converters and custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optic and medical technology industries. Interpoint has facilities in Redmond, Washington and Kaohsiung, Taiwan, Republic of China.

Signal Technology Corporation (“STC”) designs, manufactures and markets power management products and sophisticated electronic radio frequency (“RF”) components and subsystems. Its products are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. STC’s commercial customers integrate its products into wireless systems, which are then sold to wireless service providers globally and enable the transmission and reception of data signals in wireless systems worldwide. Applications for its commercial products include point-to-point transport, point-to-multipoint access, cellular backhaul and digital cellular/PCS base stations. STC has facilities in Ft. Walton Beach, Florida; Beverly, Massachusetts and Chandler, Arizona.

General Technology Corporation (“GTC”) provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. GTC has a facility in Albuquerque, New Mexico.

The Aerospace & Electronics segment employs approximately 2,800 people and had assets of $469 million at December 31, 2006. The order backlog totaled $396.8 million and $361.9 million at December 31, 2006 and 2005, respectively.

PART I / ITEM 1

Engineered Materials

The Engineered Materials segment is largely made up of the Crane Composites fiberglass-reinforced plastic (“frp”) panel business. The segment also includes Polyflon.

Crane Composites manufactures frp panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurants and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required and for residential construction. Crane Composites sells its products directly to truck trailer and recreational vehicle manufacturers and uses distributors to serve the commercial construction market and some segments of the recreational vehicle market. Crane Composites’ manufacturing facilities are located in Channahon and Joliet, Illinois; Jonesboro, Arkansas; Grand Junction, Tennessee; Florence and Henderson, Kentucky and Alton, Hampshire, United Kingdom.

Noble Composites, Inc. (“Noble”) was acquired in September 2006 and successfully integrated into Crane Composites. Noble specializes in the manufacture and sale of premium, high-gloss finished composite panels used by motor home and travel trailer manufacturers. Noble’s manufacturing facilities are located in Goshen, Indiana.

Polyflon is a manufacturer of small specialty components, primarily as substrate materials for antennas. Polyflon is located in Norwalk, Connecticut.

The Engineered Materials segment employs approximately 970 people and had assets of $264 million at December 31, 2006. The order backlog totaled $13.2 million and $17.2 million at December 31, 2006 and 2005, respectively.

Merchandising Systems

The Merchandising Systems segment is divided into two groups, Vending Solutions and Payment Solutions, both of which were significantly expanded in 2006 with the Company’s investment of over $200 million for the acquisitions of four complementary businesses.

Vending Solutions brands include Dixie-Narco, National Vendors, Automatic Products, GPL, Stentorfield and Streamware. These products create customer value through innovation, reliability, durability and reduced cost of ownership. Automated merchandising equipment is sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Streamware provides vending management software to help customers operate their businesses more profitably, become more competitive and free cash for continued business investment. Major production facilities for Vending Solutions are located in St. Louis, Missouri; Williston, South Carolina; Norwood, Massachusetts and Chippenham, England.

Payment Solutions includes National Rejectors (“NRI”), which is based in Germany and makes coin changers and validators, and two businesses acquired in 2006, Telequip Corporation (“Telequip”) and CashCode Co. Inc. (“Cash Code”). With the acquisition of these two businesses, Crane is now a full-line supplier of high technology payment systems products well positioned for growth in all market segments and geographies. The Payment Solutions Group is expected to become a larger proportion of the Merchandising Segment as a result of these acquisitions and their anticipated growth rate. NRI is headquartered in Buxetehude, Germany; Cash Code is in Concord, Ontario, Canada and Kiev, Ukraine and Telequip is located in Salem, New Hampshire.

The Merchandising Systems segment employs approximately 2,100 people and had assets of $338 million at December 31, 2006. Order backlog totaled $33.2 million and $9.2 million at December 31, 2006 and 2005, respectively.

Fluid Handling

The Fluid Handling segment consists of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply. The Valve Group was expanded in 2006 to include Crane Limited and Resistoflex — Industrial; two businesses that were previously part of the Fluid Handling segment but not part of the Valve Group.

The Crane Valve Group, with manufacturing facilities in the United States as well as operations in: Australia, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Northern Ireland, Singapore, Spain, Sweden, Taiwan and Wales, sells a wide variety of industrial and commercial valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors and actuators and provides valve testing, parts and services for the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, waste management, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Hattersley and Duochek.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks, Barnes, Sellers and Process Systems. Pumps are sold to a broad customer base that includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. Crane Pumps & Systems has facilities in Piqua, Ohio; Warren, Michigan; Bramalea, Ontario, Canada and Zhejiang, China.

Crane Supply, a distributor of plumbing supplies, valves and piping in Canada, maintains 33 distribution facilities throughout Canada.

The Fluid Handling segment employs approximately 5,100 people and had assets of $740 million at December 31, 2006. Order backlog totaled $210.5 million and $186.7 million at December 31, 2006 and 2005, respectively.

Controls

The Controls segment consists of Barksdale, Azonix, Dynalco, Crane Environmental and Crane Wireless Monitoring Solutions.

Barksdale manufactures ride-leveling, air-suspension control valves for heavy trucks and trailers, as well as pressure, temperature and level sensors used in a range of industrial machinery and equipment. It has manufacturing and marketing facilities in Los Angeles, California and Reichelsheim, Germany.

PART I / ITEM 1

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

Crane Wireless Monitoring Solutions designs wireless sensor networks and covert radio products for the military and intelligence markets as well as for oil and gas, commercial and industrial markets. Crane Wireless Monitoring Solutions is located in Plano, Texas.

The Controls segment employs approximately 550 people and had assets of $56 million at December 31, 2006. Order backlog totaled $23.0 million and $22.1 million at December 31, 2006 and 2005, respectively.

Acquisitions

The Company has completed 20 acquisitions since the beginning of 2002.

During 2006, the Company completed five acquisitions at a total cost of approximately $283 million. Goodwill for the 2006 acquisitions amounted to approximately $131 million.

In January 2006, the Company acquired substantially all of the assets of Cash Code, a manufacturer of banknote validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for approximately $86 million in cash. Cash Code had sales of approximately $48 million in 2005. Cash Code is located in Concord, Ontario, Canada and Kiev, Ukraine and employs approximately 350 people worldwide, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. Cash Code was integrated into the Company’s Merchandising Systems segment.

In June 2006, the Company acquired all of the outstanding capital stock of Telequip for a cash purchase price of approximately $45 million. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of approximately $20 million in 2006. Telequip was integrated into the Company’s Merchandising Systems segment.

In June 2006, the Company acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of approximately $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production has been consolidated into the Company’s Merchandising Systems facility in St. Louis, Missouri. AP had total annual sales of approximately $40 million in 2006. AP was integrated into the Company’s Merchandising Systems segment.

In September 2006, the Company acquired all the outstanding capital stock of Noble for a cash purchase price of approximately $72 million. Noble, located in Goshen, Indiana, was a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels for use by motor home and travel trailer manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into the Company’s Engineered Materials segment.

In October 2006, the Company acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of approximately $46 million in cash. Dixie-Narco is the largest can/bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco had total annual sales of approximately $155 million in 2006. Dixie-Narco was integrated into the Company’s Merchandising Systems segment.

During 2005, the Company completed two acquisitions at a total cost of $9 million. Goodwill for the 2005 acquisitions amounted to approximately $5 million. In August 2005, the Company purchased the PSI division of Edlon, Inc. (“PSI”) for $7 million. PSI is a manufacturer of plastic-lined pipes, fittings and accessories. The business has been integrated into Resistoflex-Industrial, which is part of the Company’s Fluid Handling segment. In December 2005, the Company acquired In One Technologies for approximately $2 million. The business has been integrated into the Company’s Merchandising Systems segment.

During 2004, the Company completed two acquisitions at a total cost of $50 million. Goodwill for the 2004 acquisitions amounted to approximately $37 million. In January 2004, the Company acquired Porter for a purchase price of $44 million. Porter is a leading manufacturer of motion control products for airline seating and has been integrated into the Company’s Burbank, California Aerospace facility. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million. The operations were integrated into the Company’s Aerospace & Electronics segment. Also in January 2004, the Company acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc, for a purchase price of $6 million. Hattersley branded products include an array of valves for commercial,

PART I / ITEM 1

industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of the Fluid Handling segment.

During 2003, the Company completed four acquisitions at a total cost of $169 million. Goodwill for these acquisitions amounted to $118 million. In May 2003, the Company acquired STC for a total purchase price of $138 million (net of STC cash acquired). STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. The operations were integrated with the Company’s Aerospace & Electronics segment. In June 2003, the Company purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of $29 million. The 2002 annual sales for these businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses were integrated into the Company’s subsidiary, Crane Ltd., a leading provider of pipe fittings, valves and related products to the building services, HVAC (heating, ventilating and air conditioning) and industrial markets in the United Kingdom and Europe. The Company also acquired two other entities in 2003 at a total purchase price of approximately $2 million.

During 2002, the Company completed seven acquisitions at a total cost of $82 million. Goodwill for these acquisitions amounted to $56 million. In January 2002, the Company acquired the patents and other intellectual property of Trinity Airweighs, obtaining a system to measure aircraft weight and center of gravity. Also in January 2002, the Company acquired Kavey Water Products which enhanced Crane Environmental’s capability to provide water treatment systems. In May 2002, the Company acquired the Lasco Composites business from Tomkins Industries, Inc. Lasco Composites is a manufacturer of fiberglass reinforced plastic panels that further expanded the Company’s Crane Composites business in the transportation, building products and recreational vehicle markets and provided an entry into the industrial market. In July 2002, the Company acquired Corva Corporation, a privately-held distributor of valves and actuators. In November 2002, the Company acquired all of the outstanding shares of GTC from an employee stock ownership plan trust for a purchase price of $25 million in cash and assumed debt. GTC provides high-reliability, customized-contract manufacturing services and products focused on military and defense applications. GTC has been integrated with the Electronics Group in the Company’s Aerospace & Electronics segment. Also in November 2002, the Company acquired Qualis Incorporated, a privately-held provider of polyester film embossing services, which has been integrated into Crane Composites. In November 2002, the Company entered into a joint venture in China furthering its low-cost pump manufacturing capabilities.

Divestitures

In the past five years, the Company has divested five businesses.

In April 2006, the Company completed the sale of the outstanding capital stock of Westad Industri A/S, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in the Company’s Fluid Handling segment. In May 2006, the Company completed the sale of substantially all of the assets of Resistoflex-Aerospace, a manufacturer of high-performance hose and high-pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex-Aerospace was included in the Company’s Aerospace & Electronics segment. In December 2004, the Company sold the Victaulic trademark and UK-based business assets for $15 million in an all cash transaction. The Victaulic trademark and business assets were acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. in June 2003. In March 2003, the Company sold the assets of its Chempump unit to Teikoku USA, Inc. Chempump manufactured canned motor pumps primarily for use in the chemical processing industry. In September 2002, the Company sold its CorTec unit for approximately $3 million.

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

The Company’s engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements as well as the development of new products. While the Company owns numerous patents and licenses, none are of such importance that termination would materially affect its business. Research and development costs are expensed when incurred. These costs were approximately $69.7 million, $53.1 million and $52.4 million in 2006, 2005 and 2004, respectively, incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were approximately $8.8 million, $7.0 million and $6.2 million in 2006, 2005 and 2004, respectively, and were recorded in net sales.

The Company is not dependent on any single customer nor are there any issues at this time regarding available raw materials for inventory that would be material to its operations.

PART I / ITEM 1

See Part I, Item 3 “Legal Proceedings” regarding certain costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment.

Financing

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Holders of the Notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest, if there is a change in control of the Company, and as a consequence, the notes are rated below investment grade by both Moody’s and Standard & Poor’s.

In September 2003, the Company issued $200 million of 5.50% notes that mature on September 15, 2013. The notes are unsecured, senior obligations of the Company with interest payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company.

The Company had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006. These notes were unsecured, senior obligations of the Company that bore interest at an annualized rate of 6.75% payable semi-annual on April 1 and October 1 of each year. They were not redeemable prior to maturity and were not subject to any sinking fund requirements.

On January 21, 2005, the Company obtained a $300 million revolving credit facility, which replaced a four-year, $300 million revolving credit facility the Company terminated on January 21, 2005. This contractually committed facility expires on January 21, 2010. The revolving credit allows the Company to borrow, repay or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The contractually committed facility was unused at February 26, 2007, and was not used throughout 2005 and 2006. The agreement contains certain covenants including interest coverage and leverage ratio tests.

Available Information

Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on the Company’s website at www.craneco.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001.	57	1999

David E. Bender	President, Electronics Group	President, Electronics Group of Crane Aerospace & Electronics segment of the Company since December 2005. Vice President, Operations, Aerojet General Corporation, a division of GenCorp from 2004 to 2005. Executive Vice President GDX Automotive, a division of GenCorp from 2003 to 2004. Vice President, Operations, Aerojet General Corporation, a division of GenCorp from 2001 to 2003. Product Sector Vice President, Aerojet General Corporation, a division of GenCorp from 1998 to 2001.	47	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	55	1996

Bradley L. Ellis	Group President, Crane Merchandising Systems	Group President, Crane Merchandising Systems segment of the Company since December 2003. Vice President, Operational Excellence of the Company from 2000 to December 2003.	38	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001.	53	2001

Andrew L. Krawitt	Vice President, Treasurer	Vice President and Treasurer of the Company since September 2006. From 1998 to 2006 with PepsiCo, most recently Director, Financial Planning & Analysis from May 2005 to September 2006; Region Finance Director, Frito-Lay Division from January 2003 to May 2005; Director, Financial Strategy, Pepsi-Cola Division from January 2001 to January 2003.	41	2006

Max H. Mitchell	Group President, Fluid Handling	Group President, Fluid Handling segment of the Company since April 2005. Vice President, Operational Excellence of the Company from March 2004 to April 2005. From 2001 to 2004, Senior Vice President of Global Operations for the Pentair Tool Group.	43	2004

Joan Atkinson Nano	Vice President, Controller	Vice President and Controller of the Company since November 2001.	51	2001

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001. Vice President, Controller and Chief Tax Officer of the Company from April 2000 to November 2001, Vice President, Taxes of the Company from September 1999 to April 2000.	52	1999

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	52	1989

Thomas J. Perlitz	Vice President, Operational Excellence	Vice President, Operational Excellence of the Company since September 2005. From 1995 to 2005 with subsidiaries of Danaher Corp. (manufacturer of instrumentation, tools and components), most recently Vice President, Global Marketing and Engineering-Imaging of KaVo Dental, Lake Zurick, IL (dental imaging products) from August 2004 to August 2005; Director of Worldwide Service, Fluke Corporation, Everett, WA (electronic and electrical test tools) from February 2002 to August 2004; and Business Unit Manager, Fluke Corporation from July 2000 to February 2002.	38	2005

PART I / ITEM 1

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Curtis P. Robb	Vice President, Business Development and Strategic Planning	Vice President, Business Development and Strategic Planning of the Company since June 2005. From 2003 to 2005, founder and Managing Director of Robb Associates, LLP (financial advisory services). From 1995 to 2002, Managing Director, Mergers and Acquisitions at HSBC (investment banking) and a predecessor company.	52	2005

C. Douglas Spitler	President, Controls Group	President, Controls Group segment of the Company since April 2004. Board Member, Industrial Motion Control LLC (Crane joint venture with Emerson). Interim President, Crane Electronics Group, October 2004 to December 2005. CEO, Connector Service Corporation, 2002-2004. (Connector Service Corporation filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois on September 24, 2003.) From 1992 to 2001, various general management and financial management positions with Invensys plc and predecessor company, Siebe plc.	56	2007

J. Robert Vipond	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer of the Company since March 2005. From 2000 to 2005, a consultant with Impala Partners, LLC, a financial advisory firm, and an independent contractor providing financial advisory services focused on restructuring situations. From 1994 to 2000 with Praxair, Inc as Vice President and Controller.	61	2005

Gregory A. Ward	President, Aerospace Group	President, Aerospace Group of Crane Aerospace & Electronics segment of the Company since December 2002. From September 1999 to 2002, President of the Hydro-Aire operation of Crane Aerospace & Electronics,	56	2007

PART I / ITEM 1A

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Statements” immediately following, and with the discussion of risks and uncertainties of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are subject to significant, continuing asbestos litigation, as well as other claims and proceedings.  We are subject to numerous lawsuits for asbestos-related personal injury, as described more fully in Part I, Item 3 “Legal Proceedings” of this document. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on recent experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial. A legislative solution or a structured settlement transaction could also change the estimated liability. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to estimate such future changes. The resolution of these claims may take many years and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

In addition to asbestos lawsuits, we are subject to claims and proceedings relating to the ordinary conduct of our business, such as those involving employment disputes, contract disputes, allegations of infringement on patents and trademarks, personal injuries, product liability and other types of claims. For more information with respect to the risks to Crane Co. associated with asbestos liability and other litigation, see Item 3 “Legal Proceedings” of this document.

Demand for our products is uncertain and subject to factors beyond our control.  In the Aerospace and Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from Crane’s businesses. The aerospace businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 13% of the segment’s revenue in 2006) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, or industrial or building products. Results in the Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at the Company’s Merchandising Systems business have been and will continue to be affected by employment levels, office occupancy rates and factors affecting vending operator profitability such as fuel, confection and borrowing costs.

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

PART I / ITEM 1A

We face significant competition.  While the Company is a principal competitor in most of its markets, all of its markets are highly competitive. The Company’s competitors in many of its business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of the Company’s business segments to achieve similar advances will be important to their competitive positions. Competitive pressures, including those discussed above, could cause one or more of the Company’s business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on the Company’s results of operations. See the prior discussion included in Item 1 under the caption “Competitive Conditions.”

We conduct a substantial portion of our business outside the United States.  Net sales and assets related to operations outside the United States were 37.0% and 31.4% in 2006, and 36.4% and 26.3% in 2005, respectively, of the Company’s consolidated amounts. Such operations and transactions entail the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability.

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

We are dependent on key personnel.  Certain of the Company’s business segments and Corporate are dependent upon highly qualified personnel, and the Company generally is dependent upon the continued efforts of key management employees.

PART I / ITEM 1A

Forward-Looking Statements

Throughout this Annual Report on Form 10-K and the Annual Report to Shareholders, particularly in the Letter to Shareholders and Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company makes numerous statements about expectations of future performance and market trends and statements about plans and objectives and other matters which because they are not historical fact, may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

AEROSPACE & ELECTRONICS

A significant fall off in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of repair parts from the Company’s businesses. The businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 13% and 11% of the segment’s revenue in 2006 and 2005, respectively) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. The Aerospace & Electronics segment results could be below expectations if the economy slows, which could cause the U.S. customers to delay or cancel spare parts or aircraft orders.

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

ENGINEERED MATERIALS

In the Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles (“RVs”), industrial or building products for which the Company’s businesses produce fiberglass-reinforced panels. The Company experienced a sharp decline in RV orders about midway through the third quarter of 2006 as the RV industry sharply curtailed production in response to a fall-off in demand from their customers. The industry generally attributes this downturn to higher gas prices and interest rates and an inventory reduction on dealer lots. While the short term is uncertain, in the longer term the demographic fundamentals continue to be positive for the growth of RV sales. Profits could also be adversely affected by unanticipated increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the businesses to maintain their product cost and functionality advantages when compared to competing materials.

The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in RV sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits is approximately $25 million, covering primarily the cost of repairing and replacing the affected sidewalls. These lawsuits are in early stages of pre-trial discovery, and the Company believes that it has valid defenses to the claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any liability in accordance with the applicable policies.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May, 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers, and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the

PART I / ITEM 1B

resulting liability could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

MERCHANDISING SYSTEMS

Results at the Company’s U.S.-based vending machine business could be reduced by unfavorable economic or market conditions, delays in launching or supplying new products or an inability to achieve new product sales objectives. Results at the Company’s German-based coin validation machine business have been and will continue to be affected by unforeseen fluctuations in the value of the euro or other European currencies versus the U.S. dollar.

The Company made four acquisitions in its Merchandising Systems segment in 2006, two of which are in vending machine manufacturing and two of which manufacture payment systems. The results of this segment could be adversely affected if unexpected problems are experienced in the integration of these businesses. In addition, one of the acquired vending machine manufacturers is currently experiencing operating losses, and the Company anticipates that it will take a number of months to implement the necessary changes to business practices of the acquired company in order to return it to profitability.

FLUID HANDLING

The Company’s businesses could face increased price competition from larger competitors. Slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Furthermore, as the Company continues to outsource from international sources, particularly low-cost countries, the risk of supply chain issues increases. At the Company’s foreign operations, reported results in U.S. dollars could be eroded by an unanticipated weakening of the local currency of the respective operations.

The Company has been engaged in discussions with attorneys from the Civil Division of the U.S. Justice Department regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. These discussions relate to: (i) the alleged failure by CVNA to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003, and (ii) the alleged delivery of Mil-Spec valves with certain component parts containing specialty steel that was not melted or produced in the United States or a qualifying country as required by federal law (the so-called “Berry Amendment”). The allegations do not question the quality of the valves or the component parts, nor is any intentional misconduct alleged. The Company believes that CVNA satisfied its notice obligations regarding the relocation of its manufacturing facility, and its investigation of the alleged Berry Amendment violation has revealed that the component value of the relevant parts contained within Mil-Spec valves sold by CVNA within the past five years was approximately $635,000. The Justice Department has stated to the Company that CVNA’s alleged noncompliance with these contract terms represents a violation of the civil False Claims Act, that the potential measure of damages could be the invoice price of the valves rather than the component cost of noncompliant parts and that under the False Claims Act such damages may be trebled. The Justice Department has asserted that the potential damages on this basis could exceed $29 million. The Company disputes this position, which to the Company’s knowledge would be an unprecedented application of the False Claims Act, and the Company maintains that these are contract administration issues, not false claims. While the Company has been engaged in discussions with the Justice Department in an effort to resolve the matter, the Justice Department has indicated that it intends to pursue recovery through the courts. If the Justice Department were to prevail with its theories of liability and damages, the resulting judgment could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

The Company received a letter from the Department of the Navy on February 14, 2007, conveying the Department’s concerns about the alleged “Qualified Products List” violation that has been under discussion with the Department of Justice (referenced above). The Department of the Navy has advised the Company that if this allegation is true, it could potentially result in the Company and its subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government. The Company intends to respond timely to the Department’s letter, and to cooperate fully with the Department in an effort to address the Department’s concerns. The Company believes that when the Department of the Navy has concluded its examination of the factual record, the Company’s position will be confirmed.

CONTROLS

A number of factors could affect the Controls segment’s results. Lower sales and earnings could result if the Control’s businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence.

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

Total Manufacturing Facilities	Number	Area (sq.ft.)
Aerospace & Electronics
United States	8	831,000
International	3	74,000
Engineered Materials
United States	9	738,000
International	1	31,000
Merchandising Systems
United States	7	1,105,000
International	4	179,000
Fluid Handling
United States	11	908,000
International	19	2,951,000
Controls
United States	5	218,000
International	1	27,000

Leased Manufacturing Facilities	Lease Expiring Through	Number	Area (sq.ft.)
United States	2011	15	804,000
International	2013	12	854,000

OTHER FACILITIES

Aerospace & Electronics operates two leased service centers, one in the United States and one outside the United States. This segment also operates two leased distribution centers outside the United States.

Engineered Materials operates eight distribution centers; five in the United States, of which four are leased, and three outside the United States, which are all leased.

Merchandising Systems operates five service centers; four in the United States, of which three are leased, and one outside the United States which is leased. This segment also operates 13 distribution centers; five in the United States, of which four are leased, and eight outside the United States, of which seven are leased.

Fluid Handling operates 33 service centers; eight in the United States, of which six are leased, and 25 outside the United States, of which 20 are leased. This segment also operates 43 distribution centers; two in the United States, of which one is leased, and 41 outside the United States, of which 29 are leased.

Crane Controls operates two leased service centers in the United States.

In the opinion of management, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 10, “Commitments and Contingencies,” of this document.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II / ITEM 5

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2006 and 2005.

MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2006 High	2006 Low	2005 High	2005 Low	2006	2005
First	$41.27	$34.61	$30.55	$26.00	$0.125	$0.10
Second	45.75	36.50	29.05	25.15	0.125	0.10
Third	42.78	36.50	32.50	26.26	0.15	0.125
Fourth	43.85	35.40	37.77	27.70	0.15	0.125
					$0.55	$0.45

On December 31, 2006 there were approximately 3,599 holders of record of Crane Co. common stock.

Crane Co. common share ownership inclusive of stock options exercisable by Management and Directors are as follows:

5% Holders, 26%; Other Institutional Holders, 49%; Retail Shareholders, 15%; Management and Directors, 6% and Employee Benefit Plans, 4%.

The following table summarizes the Company’s share repurchases during the year ended December 31, 2006.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May yet be Purchased Under the Plans or Programs
January 1-31	—	$—	—	—
February 1- 28	77,200	$38.87	—	—
March 1-31	233,400	$38.73	—	—
Total January 1—March 31, 2006	310,600	$38.77	—	—
April 1-30	—	$—	—	—
May 1-31	143,900	$40.21	—	—
June 1-30	181,800	$39.45	—	—
Total April 1—June 30, 2006	325,700	$39.79	—	—
July 1-31	—	$—	—	—
August 1-31	114,900	$39.18	—	—
September 1-30	196,870	$40.62	—	—
Total July 1—September 30, 2006	311,770	$40.09	—	—
October 1-31	—	$—	—	—
November 1-30	201,000	$39.25	—	—
December 1-31	404,200	$36.14	—	—
Total October 1—December 31, 2006	605,200	$37.18	—	—
Total January 1—December 31, 2006	1,553,270	$38.63	—	—

The table above only includes the open-market repurchases of the Company’s common stock in 2006. The Company also routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and restricted stock awards from stock-based compensation program participants.

PART II / ITEM 6

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Net sales	$2,256,889	$2,061,249	$1,890,335	$1,635,991	$1,516,347
Operating profit (loss)	247,936	213,622	(161,490)	169,012	39,671
Interest expense	(23,015)	(22,416)	(23,161)	(20,010)	(16,900)
Income (loss) before taxes and cumulative effect of a change in accounting principle	239,334	196,523	(168,170)	151,164	24,453
Provision (benefit) for income taxes	73,447	60,486	(62,749)	46,861	7,825
Income (loss) before cumulative effect of a change in accounting principle	165,887	136,037	(105,421)	104,303	16,628
Cumulative effect of a change in accounting principle	—	—	—	—	(28,076)
Net income (loss)	165,887	136,037	(105,421)	104,303	(11,448)
Net income (loss) before cumulative effect of a change in accounting principle per diluted share	2.67	2.25	(1.78)	1.75	0.28
Cumulative effect of a change in accounting principle per diluted share	—	—	—	—	(0.47)
Net income (loss) per diluted share	2.67	2.25	(1.78)	1.75	(0.19)
Cash dividends per common share	0.55	0.45	0.40	0.40	0.40
Total assets	2,430,484	2,139,486	2,116,508	1,811,776	1,413,696
Long-term debt	391,760	293,248	296,592	295,861	205,318

PART II / ITEM 7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the pages that follow, we discuss results, along with the events, trends, market dynamics and management initiatives that influenced them.

	For the year ended December 31,			2006 vs 2005 Favorable /(Unfavorable) Change		2005 vs 2004 Favorable / (Unfavorable) Change
(in millions except %)	2006	2005*	2004*	$	%	$	%
Net Sales
Aerospace & Electronics	$566	$537	$497	$29	5	$40	8
Engineered Materials	309	305	276	4	1	29	10
Merchandising Systems	258	166	169	92	55	(3)	(2)
Fluid Handling	1,000	937	846	63	7	91	11
Controls	124	117	103	7	6	14	14
Elimination	—	(1)	(1)	1	—	—	—
Total Net Sales	$2,257	$2,061	$1,890	$196	9	$171	9
Sales Growth:
Core business				$80	4	$157	8
Acquisitions/dispostions				96	4	—	—
Foreign Exchange				20	1	14	1
Total Sales Growth				$196	9	$171	9
Operating Profit
Aerospace & Electronics	$99	$85	$91	$14	17	$(6)	(7)
Engineered Materials	50	63	54	(13)	(20)	9	16
Merchandising Systems	18	13	10	5	37	3	32
Fluid Handling	107	76	53	31	41	23	44
Controls	10	8	6	2	21	2	39
Total Segment**	284	245	214	39	16	31	15
Corporate Expense	(36)	(31)	(28)	(5)	(15)	(3)	(11)
Corporate—Asbestos charge			(307)	—		307
Corporate—Environmental charge			(40)	—		40
Total Operating Profit	$248	$214	$(161)	$34	16	$375
Operating Margin %
Aerospace & Electronics	17.5%	15.8%	18.3%
Engineered Materials	16.2	20.7	19.6
Merchandising Systems	6.8	7.7	5.7
Fluid Handling	10.7	8.1	6.3
Controls	8.1	7.1	5.8
Total Segment Operating Profit**	12.6	11.9	11.3
Corporate Expense	—	—	—
Total Operating Margin %	11.0	10.4	(8.5)

*	Reclassified to include the movement of Wireless Monitoring from the Aerospace & Electronics segment and Environmental from the Fluid Handling segment to the Controls segment. These changes did not have a significant effect on segment results. (See segment information on page 55.)
**	The disclosure of total segment operating profit provides supplemental information to assist management and investors in analyzing the Company’s profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management considers total segment operating profit a useful measure of operating performance which should be considered in addition to, but not a substitute for, other measures reported in accordance with generally accepted accounting principles.

PART II / ITEM 7

Overview

The Company’s primary markets are aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, chemical, petrochemical, pharmaceutical, oil and gas, refining and power generation. Commercial aircraft production increased significantly in 2006 with continued growth expected in 2007. Higher business and regional jet production is expected in 2007. A modest increase in sales is expected in the defense electronics market in 2007. Overall, 2006 demand in the RV market was down slightly from the record build levels of 2005 with a further decline anticipated for 2007. A decline in the transportation trailer industry is also expected in 2007 following a 2006 increase. A key market driver for the automated merchandising market is factory employment, which remained stable in 2006 with no significant change anticipated in 2007. Demand from the chemical, petrochemical, oil and gas, refining and power generation markets improved in 2006, and this trend is anticipated to continue next year for each of these markets.

2006 Compared with 2005

Sales in 2006 increased $196 million, or 9%, to $2.257 billion compared with $2.061 billion in 2005. The sales increase was primarily due to core business growth of $80 million (4%) and revenue from net acquisitions and dispositions of $96 million (4%). Sales growth also included $20 million (1%) from favorable foreign exchange. The Aerospace & Electronics segment reported a sales increase of $29 million, or 5%. Excluding Resistoflex-Aerospace which was divested in May 2006, segment sales were up 8%. The Aerospace Group had strong commercial OEM (Original Equipment Manufacturer) sales and aftermarket revenue. The Electronics Group experienced flat sales year over year. In the Engineered Materials segment, demand for fiberglass-reinforced panels from the recreational vehicle and transportation trailer markets was up slightly for the year. The Merchandising Systems segment showed a $92 million revenue increase in 2006 mainly from the four acquisitions made during the year. Excluding acquisitions, Vending Solutions revenue declined reflecting the weak vending machine market conditions throughout 2006 which appeared to stabilize at the end of the year. The Fluid Handling segment’s sales increased $63 million, or 7%, including a net decline of $12 million from disposed and acquired businesses. Excluding dispositions and acquisitions, this segment’s sales increased $75 million, or 8%, $57 million (6%) from core growth and $18 million (2%) from favorable foreign exchange reflecting the strong conditions in general industrial markets.

Total operating profit was $34 million higher, or 16%, in 2006 than in the prior year, largely the result of favorable performance in the Fluid Handling segment and the Aerospace Group. All segments except Engineered Materials showed improvement. Fluid Handling benefited from operational improvements, the leverage on higher sales volume and price increases in 2006. In the Aerospace and Electronics segment, the Electronics Group operating profit was down slightly, but the Aerospace Group experienced a 25% profit improvement from the strong increase in commercial OEM and aftermarket sales. The Merchandising Systems segment’s profit from 2006 acquisitions was somewhat offset by lower volume on traditional vending products.

Operating margins improved to 11% in 2006 from 10.4% in 2005. This increase was mostly due to the Fluid Handling segment’s strong performance and Aerospace Group’s favorable volume and mix. The Aerospace Group mix of OEM/aftermarket was improved year over year reflecting program wins for modernization and upgrade and initial provisioning on new aircraft. These improvements were somewhat offset by the unfavorable margins at Engineered Materials largely from the cost of 2006 customer assistance payments and, in the Electronics Group, from the costs associated with increased engineering investment and the mix of lower-margin contracts.

Miscellaneous income was up $6 million pretax in 2006 from 2005 primarily from the $8 million net gain from the sale of Resistoflex-Aerospace and Westad.

Net income was $166 million ($2.67 per diluted share) in 2006, an increase of 22%, as compared with $136 million ($2.25 per diluted share) in 2005.

2005 Compared with 2004

Sales in 2005 increased $171 million, or 9%, to $2.061 billion compared with $1.890 billion in 2004. The sales increase was primarily due to core business growth of $157 million, or 8%. Sales growth also included $14 million from favorable foreign exchange. The Aerospace & Electronics segment’s sales increased $40 million, or 8%. The Aerospace Group had strong commercial OEM (Original Equipment Manufacturer) sales and higher aftermarket revenue. The Electronics Group experienced sales growth across most markets. In the Engineered Materials segment, demand for fiberglass-reinforced panels from the recreational vehicle and transportation trailer markets remained strong. Overall, the vending machine market was weak in 2005, particularly in the second half, resulting in a slight sales decline compared with 2004 for the Merchandising Systems segment. The Fluid Handling segment’s sales increased $91 million, or 11%, and included sales of $5 million from acquisitions, a $9 million decline from a 2004 disposition, and favorable foreign exchange of $14 million. Excluding acquisitions, dispositions and foreign exchange, this segment’s sales increased 10%, reflecting the improved conditions in general industrial markets.

Total segment operating profit was $31 million, or 15%, higher in 2005 than in the prior year, and reflected improvement in four of the five operating segments. Higher sales from price increases and transportation market growth, in addition to operational improvement initiatives, led to increased operating profit in the Engineered Materials segment. Productivity gains from cost reduction activities, including negotiated procurement savings, outsourcing and value engineering, led to the operating profit increase in the Merchandising Systems segment. Fluid Handling operating profit benefited from pricing initiatives to offset raw material cost increases first experienced in 2004, as well as lean manufacturing initiatives. Aerospace Group operating profit was up slightly from last year, while the Electronics Group experienced lower operating profit due to lower-margin and loss contracts, and operating inefficiencies. This led to an overall decrease in operating profit in the Aerospace & Electronics segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment operating margins increased to 11.9% from 11.3% in 2004. This increase was mostly due to price increases and productivity improvements experienced in the Engineered Materials and Fluid Handling segments and cost reduction activities in the Merchandising Systems segment. The increase was somewhat offset by the unfavorable margins at the Aerospace Group from mix, right-sizing and new product development costs and, in the Electronics Group, from the costs associated with operating difficulties and lower-margin and loss contracts.

Operating income of $214 million compares favorably with the operating loss of $161 million experienced in 2004 (which included $347 million of asbestos and environmental charges). During 2004, the Company recorded a non-cash, pre-tax charge of $307 million ($203 million after-tax) for asbestos and $40 million for environmental liabilities ($26 million after taxes).

2005 net income was $136 million, or $2.25 per share, as compared with a net loss of $105 million, or $1.78 per share, in 2004. The 2004 net loss included non-cash charges for asbestos ($203 million, or $3.43 per share) and environmental ($26 million, or $0.44 per share) liabilities and a gain from the sale of Victualic ($6.5 million, or $0.11 per share).

Asbestos Charge  In October 2004, the Company reached an agreement in principle with representatives of a majority of then current claimants and an independent representative of future claimants to resolve all current and future asbestos-related personal injury claims against the Company, to be structured and implemented pursuant to Section 524(g) of the U.S. Bankruptcy Code. MCC Holdings, Inc., an indirect wholly-owned subsidiary of the Company formerly known as Mark Controls Corporation (“MCC”), entered into a Master Settlement Agreement (“MSA”) with representatives of a majority of then current claimants and a Settlement Trust Agreement, providing for a $280 million trust to be funded and administered to pay asbestos-related personal injury claims settled under the MSA. In connection with the terms of the MSA, which would have brought finality to this overall obligation, a third quarter 2004 asbestos charge of $322 million (pre-tax and after insurance) was recorded.

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

The termination of the MSA placed the Company and asbestos claimants back into the tort system for the resolution of claims. In the fourth quarter of 2004, Crane Co. management, with the assistance of outside experts, made its best estimate of settlement and defense costs through 2011 (including certain related fees and expenses). The estimated asbestos liability was reviewed in light of these changes and resulted in a $14 million reduction to estimated cost after anticipated insurance recoveries, but before taxes, in the fourth quarter of 2004.

Crane Co. management, with the assistance of outside experts, updated its estimate of asbestos settlement and defense costs through 2011 (including certain fees and expenses). Based on these reviews in both the fourth quarter of 2006 and the fourth quarter of 2005, the Company determined that no change in the net liability was required.

Environmental Charge  In 2004, an environmental charge of $40 million (pre-tax) was recorded for anticipated environmental cleanup costs. This charge was based on an agreement in principle with the U.S. Environmental Protection Agency on the scope of work for further investigation and remediation of the Company’s Goodyear, Arizona Superfund site.

Management of the Company reviewed the status of this environmental accrual and determined that no additional charge was necessary, at both December 31, 2006 and December 31, 2005.

Aerospace & Electronics

(dollars in millions)	2006	2005*	2004*
Net sales	$566	$537	$497
Operating Profit	99	85	91
Assets	469	475	478
Operating Margin	17.5%	15.8%	18.3%

*	Reclassified to reflect the movement of the Wireless Monitoring to the Controls segment. (See segment information on page 55.)

Overview

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group, each structured as one company to reduce operating costs, eliminate duplication of overhead and capital expenditures, leverage and share intellectual capital, improve focus on customer solutions and provide the structure for efficient integration of acquisitions. In 2006, segment revenue was derived 65% from the Aerospace Group and 35% from the Electronics Group.

The Aerospace Group products are currently manufactured under the brand names Hydro-Aire, ELDEC, Lear Romac and P.L. Porter (“Porter”). The Group’s products are organized into the following solution sets: Landing Systems, Sensing and Utility Systems, Fluid Management, Aircraft Electrical Power and Cabin.

The Electronics Group products are currently manufactured under the brand names Interpoint, ELDEC, Keltec, STC Microwave Systems, Olektron and General Technology. The Group’s products are organized into the following solution sets: Power, Microwave Systems, Electronic Manufacturing Services and Microelectronics.

Resistoflex-Aerospace, a manufacturer of high-performance hose and high pressure fittings with annual sales of $16 million in 2005, was sold in May 2006 after it was determined that this solution set did not have sufficient strategic links with other Crane product offerings. The Company continues to focus on deploying capital in businesses where it is better able to leverage its presence and customers.

PART II / ITEM 7

Porter, acquired in late January 2004 for a purchase price of $44 million, holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. This solution set’s products are the Aerospace & Electronics segment’s first offerings for passenger service applications.

2006 Compared with 2005

Sales of the Aerospace & Electronics segment increased $29 million, or 5%, in 2006 to $566 million including a decline of $10 million from the May 2006 sale of Resistoflex-Aerospace. The sales growth of this segment was entirely from the results of the Aerospace Group. The Aerospace & Electronics operating profit increase was $14 million, or 17%, in 2006. Aerospace Group operating profit increased significantly on higher volume, favorable OEM/aftermarket mix and productivity improvements, while Electronics operating profit was down largely from reduced contract profitability and higher engineering investments. The operating margin for the segment was 17.5% in 2006 compared to 15.8% in 2005.

Aerospace Group

Aerospace Group sales increased 9% from $340 million in 2005 to $369 million in 2006. Resistoflex-Aerospace sales were $6.0 million during 2006 for the period through the May divestiture compared with $16.0 million in annual revenue in 2005. Aerospace Group sales increased 12% excluding Resistoflex-Aerospace. Backlog at December 31, 2006 rose 16% (21% excluding Resistoflex-Aerospace) to $235 million from December 31, 2005 due to strong program wins in the favorable aerospace environment.

The commercial market accounted for about 83% of Aerospace Group sales in 2006, while sales to the military market were approximately 17% of the total sales. Sales in 2006 by the Group’s five solution sets were as follows: Landing Systems, 30%; Sensing and Utility Systems, 24%; Fluid Management, 25%; Aircraft Electrical Power, 9%; and Cabin, 12%.

The Aerospace Group’s sales increased due to higher commercial OEM and aftermarket volumes in 2006. Higher sales of commercial OEM and aftermarket products were fueled by the strong growth in the aerospace industry with a near-record level of commercial and a record level of business jet aircraft builds in 2006. Sales to OEM were 60% of the total in 2006 compared with 62% in 2005. The strong 2006 aircraft build rate along with the Company’s program wins was a significant factor in this overall growth. Successful modernization and upgrade programs and repair and overhaul for the existing aircraft fleet and higher initial provisioning for new aircraft placed in service resulted in the strong aftermarket performance.

The Aerospace Group 2006 operating profit increased 25% over the prior year from the higher volume and improved aftermarket/OEM mix. In addition, the Aerospace Group benefited in 2006 from lower costs from site consolidation and higher capacity utilization which was partly offset by a higher investment in engineering.

In 2006, engineering development costs increased approximately 18% over prior-year levels. The Aerospace Group continued to invest engineering resources in new technology and new markets with an emphasis on products that improve safety and /or reduce operating costs. The Aerospace Group continued to invest significantly for both short- and long-term growth. This included short-development cycle investment in modernization and upgrade programs using existing, off-the-shelf products to improve safety and operating costs for in-service aircraft. Long-development cycle investments were for existing products on new aircraft platforms, the upgrade of current customers and displacement of incumbents on existing aircraft, as well as new products for both in-service aircraft and new aircraft platforms including wireless technologies and AirWeighs™ (“AirWeighs”). Our wireless SmartStem System introduced in 2005 replaces the existing valve stem in an aircraft wheel with a radio frequency-equipped valve stem capability for communicating tire pressure, temperature and other stored data wirelessly. The ease of use of the SmartStem System reduces labor costs and helps in keeping tires properly inflated extending tire life. The AirWeighs system converts landing gear struts into scales that measure an aircraft’s weight and determine the center of gravity in seconds, versus the older method that calculates this information using average passenger weights. Automatically measuring aircraft weight and center of gravity information improves airline operations and enhances aircraft performance and safety.

Improved working capital levels were demonstrated by the Aerospace Group’s quicker inventory turns, improved days sales outstanding for receivables and overall lower working capital as a percentage of sales at 24.4% in 2006 compared with 24.9% in 2005.

Electronics Group

In 2006, Electronics Group sales of $197 million were about even with 2005 sales. The Electronics Group was favorably impacted by the strength of the network-centric warfare defense market in replacement and modification programs which helped to overcome revenue reductions in some heritage markets, particularly the contract manufacturing business (Electronic Manufacturing Solutions). Operating profit declined by $1 million from reduced contract profitability and higher engineering investment.

Electronics Group sales by market in 2006 were as follows: military/defense 67%; commercial aerospace 26%; medical 5%; space 2%. Sales in 2006 by the Group’s solution sets were as follows: Power, 65%; Microwave Systems, 22%; Microelectronics, 7%; and Electronic Manufacturing, 6%.

Power Solution’s revenue was strong in 2006, up 13% from 2005. Operating profit margins in Power Solutions declined by 4% because of increased investment in research and development on commercial aerospace programs as well as margin erosion from higher program costs on certain contracts. The markets for Power products showed good strength in 2006. Commercial aerospace production gained momentum and traditional military/defense customers pursued modernization and upgrade programs for existing platforms and remained focused on aircraft maintenance as new aircraft acquisitions slipped out into future years. At December 31, 2006, the backlog was up 3% from prior-year levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Microwave Systems Solution’s 2006 revenues were approximately 8% lower than 2005. The markets for Microwave products showed softness in 2006 as defense operations and maintenance logistic budgets shifted to fund the war on terrorism. Operating profit declined 8% from 2005 from the impact of the lower volume and higher mix of lower-margin contracts partly offset by emphasis on spending reductions and improved program performance. At December 31, 2006, the backlog was down 5% as compared to year-end 2005.

Microelectronics Solutions supports biomedical and commercial customers with unique solutions to their requirements. Microelectronics experienced strong growth in electronics for implantable biomedical devices in 2006 and is pursing defense microelectronics applications for future growth opportunities as well. Backlog at December 31, 2006 was 20% above prior year levels.

Electronic Manufacturing Solutions supports defense customers with engineered and build-to-print electronics manufacturing services. The Electronic Manufacturing solutions set experienced a decline in revenues in 2006 and had continued operational and business challenges resulting in an operating loss in 2006. Backlog at December 31, 2006 was 25% below prior year levels.

2005 Compared with 2004

Sales of the Aerospace & Electronics segment increased $40 million, or 8%, in 2005 to $537 million. Operating profit declined $6 million, or 7%. Aerospace Group operating profit was up slightly, and Electronics Group operating profit declined because of the dilutive effect of lower-margin and loss contracts and operating inefficiencies. The operating margin for the segment was 15.8% in 2005 compared with 18.3% in 2004, reflecting the Electronics Group’s performance difficulties and the Aerospace Group’s OEM/aftermarket mix, higher engineering investment to support current and future sales, and additional costs for facility closure and workforce reductions. For the segment, operating working capital as a percent of sales improved to 26.9% at December 31, 2005 compared with 27.02% at December 31, 2004.

Aerospace Group

Aerospace Group sales increased by 10%, from $309 million in 2004 to $340 million in 2005. Sales growth reflected a strong increase in OEM demand and, to a lesser extent, higher aftermarket volume and incremental revenue of $4 million from the early 2004 acquisition of the Porter seat actuation business. Operating profit was up slightly in 2005, when compared with 2004, as increased earnings from strong OEM sales and increased high-margin aftermarket business were partly offset by the cost of workforce reductions, facility consolidations and increased engineering investment for new aircraft programs.

The commercial market accounted for about 78% of Aerospace Group sales in 2005, while sales to the military market were approximately 22% of the total. Sales in 2005 by the Group’s five solution sets were as follows: Landing Systems, 27%; Sensing and Controls, 23%; Fluid Management, 28%; Aircraft Electrical Power, 8%; and Cabin, 14%.

The Aerospace Group’s core business shipments to OEM customers in 2005 increased 15% above 2004 as a result of a significant increase in demand from the commercial market. Aftermarket sales in 2005 increased slightly compared with 2004. Sales to OEMs were 62% of the total in 2005 compared with 59% in 2004.

In 2005, the Aerospace Group continued to invest in new technology and new markets with an emphasis on products that improve safety and/or reduce operating costs. One new product is the hand-held SmartStem System introduced in 2005, which replaces the existing valve stem in an aircraft wheel with a radio frequency-equipped valve stem capable of communicating tire pressure, temperature and other stored data wirelessly. The ease of use of the SmartStem System reduces labor costs and helps in keeping tires properly inflated extending tire life. SmartStem has been selected by a major manufacturer for the business jet market using a handheld system and by Boeing for the 787/777 commercial aircraft using an on-board system. Another product under development is a weight and balance system (AirWeighs). The AirWeighs system converts landing gear struts into scales that measure an aircraft’s weight and determine the center of gravity in seconds, versus the older method that calculates this information using average passenger and baggage weights. Automatically measuring actual aircraft weight and center of gravity information improves airline operations and enhances aircraft performance while focusing on safety. The Company is working with customers to incorporate this product into their aircraft.

In 2004, the Aerospace Group established the Cabin Systems solution set with the acquisition of Porter. In 2005, the Aerospace Group completed a facility consolidation of the Porter Woodland Hills, California, site into the Hydro-Aire Burbank, California, site to further improve the combined profitability of these units.

Electronics Group

In 2005, Electronics Group sales increased 5% to $197 million from $188 million in 2004. Operating profit declined by 24%. The Group faced operational challenges including meeting increased Power Solutions customer demand and the effect of lower-margin and loss contracts in Electronic Manufacturing Solutions and Microwave Solutions Systems. However, margins showed significant improvement in the second half of 2005.

Electronics Group sales by market in 2005 were as follows: military/defense, 81%; commercial aerospace, 13%; medical, 3%; and space, 3%. Sales in 2005 by the Group’s solution sets were as follows: Power, 58%; Microwave Systems, 24%; Electronic Manufacturing, 13%; and Microelectronics, 5%.

Power Solution’s revenue growth during 2005 was strong at 12%. Operating profit margins in Power Solutions remained strong, the strongest for all product lines in the Electronics Group. Backlog at December 31, 2005, was 24% above prior-year levels.

Microwave Systems Solution’s revenue growth during 2005 was 7%. Operating profit was down 33% compared with 2004 and was impacted by costs associated with manufacturing throughput issues. Backlog at December 31, 2005, was 8% above prior year levels.

PART II / ITEM 7

Electronics Manufacturing Solution’s revenue declined and had operational and business challenges resulting in an operating loss in 2005. Backlog at December 31, 2005, was 56% below prior year levels because of weak orders.

Microelectronics Solutions provides electronic solutions to the biomedical industry. Revenue was up slightly from 2004. Backlog at December 31, 2005, nearly doubled from prior year levels from strong 2005 orders.

Outlook

For 2007, management expects the segment to show a modest increase in sales and operating profit with improved margins in both the Aerospace Group and the Electronics Group.

The continued strong demand for commercial aircraft from another record year of aircraft build rates, in both the large commercial and business jet markets, coupled with higher levels of aftermarket sales from modernization and upgrade programs and traditional commercial spares are expected to drive both revenue growth and margin improvement for the Aerospace Group in 2007. Higher engineering investment for both short- and long-cycle development programs are expected to temper margin improvement in 2007.

In the Electronics Group, sales are expected to be approximately flat in 2007 with modest improvement in operating margin resulting from productivity improvements and higher margins on customer contracts.

Engineered Materials

(dollars in millions)	2006	2005	2004
Net sales	$309	$305	$276
Operating Profit	50	63	54
Assets	264	189	188
Operating Margin	16.2%	20.7%	19.6%

Overview

The Engineered Materials segment is largely made up of the Crane Composites fiberglass-reinforced plastic (“frp”) panel business, but it also includes Polyflon, a small specialty component business. Crane Composites is the world’s largest manufacturer of frp panels for RV, truck trailers, building products and industrial building materials. Polyflon’s small, specialty components are used primarily as substrate materials for antennas.

Noble Composites, Inc. (“Noble”), a manufacturer of high gloss exterior finish products for RV sidewalls was acquired on September 29, 2006 for a purchase price of $72 million in cash. This acquisition broadened Crane Composites product offering to the RV industry to include premium, high-gloss finished composite panels for use by motor home and travel trailer manufacturers. Noble had annual sales of $37 million in 2005 and was successfully integrated into Crane Composites in the fourth quarter of 2006 adding $9 million in sales.

2006 Compared with 2005

Engineered Materials sales increased by $4 million from $305 million in 2005 to $309 million in 2006. Operating profit declined by $13 million from $63 million in 2005 to $50 million in 2006. Operating margins were 16.2% in 2006 compared with 20.7% in 2005.

Increased sales from the Noble acquisition and price increases across all markets were partially offset by lower volume, primarily in the RV market and Europe. The industry had RV shipments of 391,000 units in 2006 which was up slightly from 2005 record levels, but significant weakness was experienced in the second half of the year. RV shipments were dramatically curtailed late in the third quarter of 2006 as original equipment manufacturers (“OEMs”) adjusted their production levels due to lower retail sales.

Building products sales increased 10% due to stronger commercial construction markets along with increased sales of Design Solution decorative panel products. In 2006, the higher Design Solution sales level reflected the resources added to focus on working with architects and designers leading to increased product acceptance and specification of Crane Composites decorative panels in certain projects. Sales of interior scuff and liner panels for transportation trailers increased slightly in 2006 compared with 2005. Sales in Latin America and Asia were 15% higher in 2006 than 2005 from strong demand for truck bodies and containers along with building products.

The 2006 operating profit decline was primarily due to the lower RV volume, customer assistance costs associated with RV panel distortion and slightly higher material costs partly offset by profit contribution from the September 2006 Noble acquisition and customer price increases across all product lines.

In 2006, product support has been provided to several RV customers experiencing panel distortion. Distortion affects the exterior panels of RVs and has been caused, in the Company’s view, by either a poor gluing process of the frp panels to the substrate material and/or a higher than normal moisture content in the substrate materials, which is typically a plywood-type material called luan. Crane Composites embarked on a customer assistance program to team with the OEMs to provide solutions to the industry-wide distortion problem. The root causes and actions to address these issues involve teams of our production employees and technical experts along with our customers who are reviewing production methods including adhesive processes, substrate sources and inspection processes.

Strong working capital management continued to show positive results. Working capital as a percentage of sales was 5.0% in 2006 as compared with 5.1% in 2005.

Polyflon had sales of approximately $3 million in 2006 with an operating profit margin of 21.4%.

2005 Compared with 2004

Engineered Materials sales increased by $29 million, or 10%, from $276 million in 2004 to $305 million in 2005. Operating profit increased by $9 million from $54 million in 2004 to $63 million in 2005. Operating margins were 20.7% in 2005 compared with 19.6% in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2005, Crane Composites sales increased 10%, while operating profit increased 17%. Sales of frp panels to the RV market were up 5%, primarily due to price increases implemented in the latter half of 2004 and the first quarter of 2005. Demand remained high in the RV market, as 384,000* units were built in 2005, higher than the twenty-five year record-setting build rate of 370,000 units in 2004. Sales of translucent roofs and interior scuff and liner panels for transportation trailers increased 20% in 2005 compared with 2004, as frp panels continued to displace traditional materials. Crane Composites sales to the transportation market also benefited from price increases and incremental sales generated by an innovative new product, ArmorTuf, a high performance, lightweight, extremely impact-resistant liner panel. In addition, sales of frp Design Solutions, decorative products for the commercial building market, also increased.

Operating margins improved in 2005 primarily as a result of price increases to keep pace with the rise in raw material costs as well as operating efficiencies related to operational excellence programs, particularly higher manufacturing yield on materials.

In addition to cost reduction programs and operational excellence, the discipline of the strategic deployment process helped to drive improved profitability and working capital efficiencies. The working capital investment level was reduced to 5.1% of sales in 2005 compared with 5.3% in 2004 and on-time delivery remained very high at 97%.

Polyflon had sales of $3 million with operating profit margins of 22.1% in 2005.

Outlook

The Engineered Materials segment sales are expected to increase in 2007 from the full year impact of the Noble acquisition, customer price increases to offset material cost escalation and building products market growth. However, a market decline for RV and transportation is anticipated in 2007. Longer term, business fundamentals continue to be positive for these markets due to continued displacement of traditional materials by frp.

Through our partnership with RV customers, improvements have been made to their processes and we have introduced a new product, GIII, which is more resistant to distortion. In 2007, a lower level of customer assistance costs is anticipated. Raw material pricing is expected to moderate in 2007.

Operating margins are expected to improve in 2007 largely from the full year impact of the Noble acquisition, improved manufacturing efficiencies and lower customer support costs.

*	As reported by the Recreational Vehicle Industry Association (“RVIA”) shipment report dated December 2006.

Merchandising Systems

(dollars in millions)	2006	2005	2004
Net sales	$258	$166	$169
Operating Profit	18	13	10
Assets	338	104	122
Operating Margin	6.8%	7.7%	5.7%

Overview

The Merchandising Systems segment is an industry leader in the design, manufacture and distribution of a full line of food, snack and hot and cold beverage vending machines and payment solution products. The Merchandising Systems product portfolio of equipment, payment systems and vending management software creates an enterprise solution for customers. The segment is divided into two groups, Vending Solutions and Payment Solutions both of which were significantly expanded in 2006 with the Company’s investment of over $200 million for the acquisitions of four complementary businesses. The expanded customer base, geographic presence and product portfolio can be mutually leveraged by all of these businesses.

Vending Solutions brands include Dixie-Narco, National Vendors, Automatic Products, GPL, Stentorfield and Streamware. These products create customer value through innovation, reliability, durability and reduced cost of ownership. Automated merchandising equipment is sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Streamware provides vending management software to help customers operate their businesses more profitably, become more competitive and free cash for continued business investment. Major production facilities for Vending Solutions are located in St. Louis, Missouri; Williston, South Carolina; and Chippenham, England.

Crane acquired two Vending Solutions businesses in 2006. In October 2006, Crane acquired 100% of the shares of Dixie-Narco for approximately $46 million. Dixie-Narco is the largest can/bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Adding a cold beverage vending equipment product line through this acquisition was a key strategy as nearly 90% of all vending machines on location are soft drink and snack machines. Prior to this acquisition, Crane did not have a cold beverage vending equipment product in its portfolio. The Dixie-Narco acquisition not only expanded vending capabilities, it enabled synergies for new product development, and reinforced the Company’s industry leadership position. In 2006, Dixie-Narco had annual sales of $155 million and a significant operating loss. Planned post-acquisition benefits include market and product development synergies and increased efficiencies through operational excellence. These and other business practice changes are expected to yield breakeven results in 2007 with further improvement expected in the future.

Certain assets of St. Paul, Minnesota-based Automatic Products International (“AP”) were purchased in mid- and late-2006 for

PART II / ITEM 7

approximately $30 million. AP is a business leader in vending products sold primarily through a dealer channel of distribution. The acquisition is complementary with the other businesses in this segment and will enable stronger penetration of market channels, market segments and geographic areas. Vending customers will receive better value through a larger choice of products, source of supply and service. AP equipment production has been consolidated into the Company’s previously owned Merchandising Systems facility in St. Louis, Missouri.

Payment Solutions includes National Rejectors (“NRI”), which is based in Germany and makes coin changers and validators, and two new businesses acquired in 2006, Telequip and Cash Code. With the acquisition of these two businesses, Crane is now a full-line supplier of high technology payment systems products well positioned for growth in all market segments and geographies. The Payment Solutions Group is expected to become a larger proportion of the Merchandising Segment as a result of these acquisitions and their anticipated growth rate.

Telequip, a manufacturer of coin dispensing solutions since 1974, was acquired by Crane in June 2006 for approximately $45 million. Telequip manufactures coin dispensing systems used in a variety of standalone applications such as supermarkets, convenience stores and quick-service restaurants, and this equipment continues to be incorporated into the rapidly growing self-checkout and kiosk equipment markets. Telequip had total annual sales of approximately $20 million in 2006.

In January 2006, Crane acquired CashCode Co. Inc. (“Cash Code”) for approximately $86 million in cash. Cash Code manufactures banknote validators, storage and recycling devices for use in a variety of niche applications in the vending, gaming, retail and transportation industries. Cash Code had annual sales of approximately $48 million in 2005.

NRI is headquartered in Buxetehude, Germany; Cash Code is in Concord, Ontario, Canada and Kiev, Ukraine; and Telequip in Salem, New Hampshire.

2006 Compared with 2005

Merchandising Systems segment sales of $258 million increased $92 million from 2005 mainly due to the incremental revenue from the four acquisitions. Operating profit of $18 million increased $5 million in 2006 as the profits from acquisitions more than offset the impact on earnings from integration of certain acquisitions and the downturn in the vending market and the related cost of downsizing.

The Vending Solutions sales increase was mainly due to the incremental revenue from the AP and Dixie-Narco acquisitions. However, the vending market suffered in 2006 as vending operators margins were affected by increased consumable product costs as well as higher fuel costs which caused a volume decline in the existing business. The market downturn began in the second half of 2005 and appeared to stabilize at the end of 2006. The Vending Solutions Group 2006 operating results included approximately $2 million of severance costs needed to right-size employment levels given the prolonged market downturn as well as certain operating losses and integration costs from our recently acquired Dixie-Narco and AP businesses.

The Payment Solutions Group 2006 revenue and profit increase was primarily from the Cash Code and Telequip acquisitions, which were both accretive in 2006; while the NRI coin changer and validation business also showed favorable results.

2005 Compared with 2004

Segment sales were down slightly in 2005 at $166 million when compared with 2004 including favorable foreign currency translation of $0.6 million. Operating profit increased to $13 million, or 32%, from $10 million in 2004.

Vending Solutions sales of $136 million were down 3% from $141 million in 2004. Industry-wide demand for vending machines was weak in the second half of 2005. The softer sales reflect route operators’ lower profitability from higher gas prices and confectionary food costs and continued weakness in end markets, in part, from hurricane disruption. Operating profit declined 3% as the effect of the reduced sales volume in vending was partly offset by effective control of costs, including negotiated procurement savings, headcount reductions and value engineering. Softer sales also contributed to an increase in working capital from 17.0% of sales in 2004 to 18.0% in 2005. Vending Solutions concentrated on operational excellence to significantly improve both customer focus and operations. On-time deliveries were maintained at a very high rate of 98% in 2005 and 97% in 2004.

The Payment Solutions NRI business had net sales in 2005 of $30 million, up 7%, when compared with 2004 sales of $28 million. Major factors in the improvement were increased sales of coin changers into the U.S. and improved demand in Europe. NRI had a profitable year in 2005 versus a $1 million operating loss in 2004. The additional sales, an improved cost structure from headcount reductions and lower severance costs accounted for the increase in operating profit.

Outlook

In 2007, strong sales and profit growth are expected as a result of the impact of full year operations from the acquisitions in both Vending Solutions and Payment Solutions. Continued emphasis on operational excellence, cost reductions and pricing discipline are expected to drive improvements as the acquisitions become integrated into the Merchandising Systems segment. In addition, selling, product, manufacturing and engineering synergies are expected to show benefits in both the near and longer term.

Fluid Handling

(dollars in millions)	2006	2005*	2004*
Net sales	$1,000	$937	$846
Operating Profit	107	76	53
Assets	740	686	719
Operating Margin	10.7%	8.1%	6.3%

*	Reclassified to reflect the movement of Environmental to the Controls segment.
(See segment information on page 55.)

Overview

The Fluid Handling segment consists of the Valve Group, Crane Pumps & Systems and Crane Supply. The Valve Group was expanded in 2006 to include Crane Limited and Resistoflex-Industrial, two businesses that were previously part of the Fluid Handling segment but not part of the Valve Group. The Valve Group manufactures and sells various types of industrial and commercial valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors and actuators and provides valve testing, parts and services. These

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

products are used in a wide variety of applications including chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, waste management and construction industries. Crane Pumps & Systems manufactures and sells pumps and pressure sewer systems for a wide range of applications and Crane Supply is a Canadian distributor of pipe, valves and fittings.

In April 2006, the Company completed the sale of its Westad specialty valve business in Norway (“Westad”). Westad had annual revenues of $25 million in 2005 from the sales of large valves used in ship building. This business had no strategic links with other Crane products offerings and experienced several years of poor operating performance prior to its sale. The Company continues to focus on deploying capital in businesses where it is better able to leverage its presence and customers.

In August 2005, the Company acquired the business and selected assets of the PSI division of Edlon, Inc., a wholly-owned subsidiary of Robbins & Myers, Inc. PSI is a manufacturer of plastic-lined pipes, fittings and accessories.

In December 2004, the Company sold the Victaulic trademark and related assets, acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. Group in 2003 for $15.3 million in an all-cash transaction. The Company realized an after-tax gain of $6.5 million, or $.11 per share, on the sale.

In January 2004, the Company acquired the Hattersley valve brand and business for $6 million, from a subsidiary of Tomkins plc, whose branded products included an array of valves for commercial, industrial and institutional construction projects.

The Fluid Handling segment experienced strong sales growth attaining a $1 billion sales level in 2006 from $846 million in 2004, an 18% increase over this three-year period. Operating profit doubled for the same three-year period, and margins improved from 6.3% in 2004 to 10.7% in 2006, with a continuous drive towards lean manufacturing across all business units increasing efficiency and profitability.

Demand for most of Fluid Handling’s industrial products, which is mainly driven by the chemical and pharmaceutical, oil and gas, power, bio-fuels and mining markets, remained strong during all three years. Refineries increased spending in both 2005 and 2006 to keep up with the demand for gasoline. Refineries have been running at full capacity without planned shutdowns, resulting in a higher project-to-MRO (maintenance, repair and overhaul) mix and a build-up of a future shutdown maintenance opportunity. Product demand from alternative fuel markets has also increased, partly due to incentives to reduce U.S. dependence on foreign oil and state legislation to replace certain fuel additives with ethanol.

The Fluid Handling segment continued to show improved capital efficiency with inventory turns of 3.4 at December 31, 2004, 3.6 at December 31, 2005 and 3.8 at December 31, 2006, while working capital as a percentage of sales was 26.2% at December 31, 2004, 24.4% at December 31, 2005 and 22.7% at December 31, 2006.

2006 Compared with 2005

Fluid Handling sales of $1 billion increased $63 million, or 7%, from $937 million in 2005. The sales increase includes $57 million from 6% growth of core businesses and $18 million, or 2%, from favorable currency translation. Additionally, these amounts were partly offset by a net decline of $12 million, or 1%, from the April 2006 Westad disposition and August 2005 PSI acquisition. Backlog was $211 million at December 31, 2006, up 13% from $187 million at December 31, 2005. Excluding Westad, backlog was up 29% in 2006 from $164 million at December 31, 2005. Fluid Handling segment revenue in 2006 was derived as follows: Valve Group, 72%; Crane Pumps & Systems, 10%; Crane Supply, 18%.

Operating profit increased 41% in 2006 from $76 million in 2005 to $107 million in 2006 from leveraging the higher sales and operational improvements. These improvements included increased low-cost sourcing, facility consolidations and improved pricing discipline. Operating margin was 10.7% in 2006 compared with 8.1% in 2005.

Valve Group sales increased 7% to $720 million in 2006 from $673 million in 2005. The sales improvement was derived as follows: $53 million from 8% growth of core businesses, $6 million, or 1%, from favorable currency translation, partly offset by a net decline of $12 million, or 2%, from the Westad disposition and PSI acquisition. The Valve Group revenue growth was due to strong sales for ethanol plant construction and oil and gas applications at Crane Valves North America and chemical and pharmaceutical programs at Xomox and Resistoflex. In addition, Valve Services benefited from a contract awarded by a buying consortium of nuclear power plants at the end of 2005 and Crane Ltd. experienced a marked increase in export sales. The Valve Group continued to experience increases in material costs, led by a significant rise in the cost of bronze ingot; however, improved pricing discipline resulted in appropriate sales price increases to minimize this impact. Operating profit of $78 million increased $25 million, or 47%, above 2005 operating profit of $53 million. The improved profitability resulted from the higher sales level, improved capacity utilization, facility consolidations and increased sourcing from low-cost country suppliers.

Crane Pumps & Systems revenue increased to $104 million slightly ahead of 2005 while operating profit increased 33% with the organization benefiting from the 2005 closure of the manufacturing facility in Salem, Ohio and customer price increases.

Crane Supply revenue increased $15 million to $176 million, a 10% increase from $161 million in 2005 largely due to favorable foreign exchange. Sales growth from new construction starts in the industrial, commercial and institutional markets combined with the growth in the petrochemical market was offset by a softening in the manufacturing sector. Commodity prices stabilized in 2006 while operating margins improved above 11% from leveraging gross margin disciplines and pricing management across the organization.

2005 Compared with 2004

Fluid Handling sales of $937 million increased $91 million, or 11%, from $846 million in 2004. The sales gain was derived as follows: $81 million from 10% growth of core businesses and $14 million from favorable currency translation which was partly offset by a net $4 million decrease from the absence of Victaulic, which was sold at the end of 2004, and the PSI acquisition. Core business growth was driven by industrial valve volume growth and sales price increases. Operating profit of $76 million in 2005 increased $23 million, or 44%, compared with $53 million in 2004. This increase is primarily a result of the higher revenue, increased operating efficiencies, continued migration towards low-cost country sourcing and pricing increases. Operating profit margin was 8.1% in 2005 compared with 6.3% in 2004.

PART II / ITEM 7

Fluid Handling segment revenue in 2005 was derived as follows: Valve Group, 72%; Crane Pumps & Systems, 11%; Crane Supply, 17%.

Valve Group sales of $673 million increased $61 million, or 10%, from $612 million in 2004. Sales growth was $63 million, or 10%, from core businesses and 1% from favorable foreign currency translation and a net decline of 1% from dispositions and acquisitions. The revenue increase in the Valve Group was primarily due to the increased project business across all end markets at Xomox, strong power market demand and improved sales of China-sourced cast steel product at Crane Valves North America. In addition, the Company’s marine valve unit was successful in implementing price increases and Crane Process Flow Technologies had strong project growth in 2005. Crane Ltd. experienced strong core growth from higher export and building product sales while the sales gain by Resistoflex was due to the sales from PSI which was acquired in the third quarter of 2005. Valve Group operating profit of $53 million in 2005 increased $24 million, or 83%, compared with $29 million in 2004, reflecting increased sales, improvement in the marine valve business, the impact from the recent acquisitions and overall improved operating costs. Valve Group inventory turns have improved to 3.5 at December 31, 2005 from 3.3 at December 31, 2004, while working capital as a percentage of sales was 25.3% at December 31, 2005 compared with 27.7% at December 31, 2004.

Crane Pumps & Systems revenues increased to $103 million, or 4%, from $100 million in 2004. Growth was driven by a record year in the government market with a strong order trend. There was continued growth in water/waste water and specialty valve areas and successful new product initiatives in the professional plumbing and pressure sewer product lines. These gains were partially negated by declines in our traditional professional plumbing products due to drought conditions across many areas of the country. Significant price increases implemented over the past 18 months fully countered higher material costs. Despite the revenue growth, operating profit decreased from $11 million in 2004 to $7 million in 2005. Salem, Ohio facility closure expenses accounted for $2.5 million of the $4 million decline. Quality costs, primarily related to the decorative water feature product line produced at the Company’s China joint venture, and unfavorable product and customer mix, also reduced 2005 operating profit. Disruption and inefficiencies resulting from the Salem facility closure caused added costs in 2005. The operating inefficiencies were aggressively addressed and largely remedied in the second half of 2005. Benefits from these actions along with the full benefit of the Salem consolidation are expected to be realized in 2006.

Crane Supply revenues increased $26 million to $161 million, or a 20% increase from $134 million in 2004, due to continued growth in two key customer segments, contractors and industrial MRO. Continued growth in new construction starts, primarily in the industrial, commercial and institutional segments, and strong MRO activity in the mining and petrochemical markets continued through 2005. Operating profit margin was relatively unchanged at nearly 10% as price increases kept pace with the cost of core commodities.

Outlook

Management expects increased sales and operating profit in 2007 from continued favorable market conditions coupled with operating improvements and efficiencies. The Fluid Handling segment will integrate certain Crane Valve Group companies through reorganization by end market, streamlining the front end and eliminating duplication.

In 2007, margin improvement is expected from the benefits of the improved productivity and cost structure of the Valve Group reorganization and the continuation of disciplined pricing, operational excellence and expanded low-cost sourcing at all of the Fluid Handling businesses.

Controls

(dollars in millions)	2006	2005*	2004*
Net sales	$124	$117	$103
Operating Profit	10	8	6
Assets	56	56	58
Operating Margin	8.1%	7.1%	5.8%

*	Reclassified to include the movement of Wireless Monitoring from the Aerospace & Electronics segment and Environmental from the Fluid Handling segment.
(See segment information on page 55.)

Overview

The Controls segment is comprised of Barksdale, Azonix, Dynalco, Crane Environmental and Crane Wireless Monitoring Solutions. Barksdale produces ride leveling air-suspension control valves and electronics for heavy trucks, trailers, buses, and RV’s as well as pressure, temperature, level and flow transducers and switches used in a wide range of applications including oil and gas, factory automation, construction and mining, marine and military markets. Azonix produces ultra-rugged computers and displays typically used as human-machine interfaces in oil and gas exploration and military applications. Dynalco produces advanced monitoring and predictive diagnostic systems and services as well as instrumentation and controls for engines and compressors for natural gas gathering, natural gas transmission and hydrocarbon processing. Crane Environmental produces water treatment equipment, including reverse osmosis and desalinization equipment, and Cochrane deaerators for boiler applications in civil and military applications. Crane Wireless Monitoring Solutions designs wireless sensor networks and covert radio products for the military and intelligence markets as well as for oil and gas, commercial and industrial markets.

In 2006, orders from the oil and gas industry increased as record prices drove higher levels of exploration, production and refining activities. The heavy truck market experienced fleets buying current models ahead of the emissions regulations effective in 2007 while military niche markets remained robust.

2006 Compared with 2005

The Controls segment sales of $124 million increased $7 million, or 6%, in 2006 as compared with 2005. The increase was primarily driven by volume increases in the oil and gas and transportation markets as well as price increases and initial sales penetration of China and India. Segment operating profit of $10 million increased $2 million in 2006, or 21%, as compared with 2005, driven principally by the higher sales.

Barksdale’s 2006 sales increased 12% from the prior year, driven by robust markets in North America and Europe as well as by entry into the Chinese and Indian markets noted above. Barksdale’s operating profit increased by 22% over 2005, due to higher volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Azonix’s sales increased 28% in 2006 from the prior year due to the high levels of activity in oil and gas exploration markets. Operating profit was nearly four times 2005 levels, due to improved volumes, productivity and pricing. There was significant investment in new products and deeper penetration of the military market during the year.

Dynalco’s sales and profits declined during the year as partial market saturation in a major product line coincided with the introduction of new products and services being delayed by longer than expected beta tests by Dynalco’s major new product launch customers.

Crane Environmental’s sales improved slightly over prior year on strength in the deaerator market, particularly for sales to the U.S. Navy.

Crane Wireless Monitoring Solutions results were approximately even with last year. Most of its revenues are derived from product development funding from defense microelectronics activity.

For the segment, inventory turns have improved from 6.1 to 6.3 year over year, while working capital as a percent of sales was 14.2% at December 31, 2006 as compared with 15.5% at December 31, 2005.

2005 Compared with 2004

The Controls segment sales of $117 million increased $14 million, or 14%, in 2005 as compared with 2004. The increase was primarily driven by volume increases from the oil and gas market and higher Wireless Monitoring Solutions revenue. Sales were also positively impacted by new market penetration, higher orders from European customers and price increases. Segment operating profit of $8 million increased $2 million in 2005, or 39%, as compared with 2004. The increase in operating margins to 7.1% in 2005 from 5.8% in 2004 was mainly a result of volume and price increases.

Barksdale’s 2005 sales increased 15% from the prior year. This increase is attributable to the strong performance in the oil and gas market, new market penetration and recovery in the European market. Barksdale’s improved margins over the prior year reflected the 33% increase in operating profit from volume and price increases.

Azonix’s sales increased 23% in 2005 from the prior year. This increase is attributable to strong performance in the oil and gas market. Operating profit more than doubled from 2004. The strong performance was from volume increases, pricing actions and favorable product mix.

Dynalco experienced only a slight increase in sales with a decline in operating profit. Investment in new product development was largely the cause of the reduced profitability.

Crane Environmental had sales of $17 million 2005, an increase of approximately $1 million over 2004.

Crane Wireless Monitoring Solutions’ sales increased $3 million in 2005 over prior year with profit margins down from 2004 levels.

For the segment, inventory turns have increased to 6.1 times at December 31, 2005, compared with 5.0 times at December 31, 2004, while working capital as a percent of sales was 15.5% at December 31, 2005, compared with 17.5% at December 31, 2004.

Outlook

Management expects solid growth in the Controls segment in 2007 from new product launches and expanded geographic coverage despite the expected decline in Class 8 truck production and a slower growth rate in oil and gas exploration. Operating margins are expected to improve slightly in 2007 due to volume and productivity improvements.

Corporate

(dollars in millions)	2006	2005	2004
Corporate expense	$(36)	$(31)	$(28)
Corporate expense — Asbestos	—	—	(307)
Corporate expense — Environmental	—	—	(40)
Total Corporate	(36)	(31)	(375)
Interest income	5	2	1
Interest expense	(23)	(22)	(23)
Miscellaneous — net	9	3	15
Effective tax rate	30.7%	30.8%	37.3%

2006 Compared with 2005

Total corporate expense increased $5 million in 2006 principally from employee-related costs, including the incremental cost of expensing stock options in 2006. These costs were partly offset by a $5 million recovery from the Department of Justice for certain environmental costs previously incurred by the Company as described in Part II, Item 8, Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements.

Interest expense in 2006 was nearly even with 2005 reflecting slightly higher average debt levels offset by a slightly lower average interest rate.

Miscellaneous — net increased $6 million in 2006 when compared with 2005 primarily from the $8 million net gain from the sale of the Resistoflex-Aerospace and Westad businesses partly offset by a loss on the sale of unused property from a prior plant consolidation and certain legal costs associated with previous divestitures. Equity income from the Industrial Motion Control Holdings LLC (“IMC”) joint venture was approximately the same as 2005.

The effective tax rate of 30.7% in 2006 was comparable to the 2005 effective tax rate of 30.8%.

2005 Compared with 2004

Total corporate expense decreased $344 million in 2005 due to the asbestos ($307 million) and environmental ($40 million) charges recorded in 2004 which were partly offset by a $3 million increase in expenses principally from employee-related costs.

Interest expense was about flat in 2005 when compared with 2004 reflecting consistent borrowing levels and financing terms.

Miscellaneous — net decreased $12 million in 2005 when compared with 2004. In 2004, the Company recognized $14 million from asset gains, of which $9 million was from the sale of the Victualic trademark and business assets. Equity income from the IMC joint venture was $6 million, or $2 million above the 2004 earnings of $4 million.

PART II / ITEM 7

The effective tax rate was 30.8% in 2005 compared with 37.3% in 2004 as a result of the federal tax benefit related to the asbestos and environmental charges recorded in 2004. Excluding the impact of the asbestos and environmental charges, the effective tax rate in 2004 would have been 31.1%.

Asbestos and Environmental Charges  See discussion of 2004 asbestos and environmental charges in the Overview section on page 17 of Management’s Discussion and Analysis of Financial Condition and Results of operations.

Liquidity and Capital Resources

Cash Flow  In both 2006 and 2005, the Company generated $182 million of cash provided from operating activities which, in 2005, included $10 million from the refund associated with the terminated MSA in 2004. Excluding the MSA refund, cash provided by operating activities in 2006 increased 6% over 2005. The increase was primarily from improved operating results partly offset by increased operating working capital needs in support of businesses growth. During 2006, the Company invested $283 million for acquisitions, spent $27 million in capital expenditures, paid $34 million in dividends and invested $60 million to repurchase the Company’s shares. Additionally, cash of $26 million was generated from the sale of Resistoflex-Aerospace and Westad in the second quarter of 2006. Cash and cash equivalents decreased $42 million to $139 million at December 31, 2006.

The Company’s operating philosophy is to use cash provided from operating activities to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement its portfolio of businesses.

Long-Term Debt and Loans Payable  Net debt increased by $150 million to $263 million at December 31, 2006 reflecting higher debt levels and lower cash balances for the funding of the five acquisitions during 2006 (See page 27 for the non-GAAP reconciliation of net debt). The net debt to capital percentage was 22.2% at December 31, 2006, up from 13.1% at December 31, 2005.

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Debt issuance costs are deferred and then amortized as a component of interest expense over the term of the notes. Holders of the Notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest, if there is a change in control of the Company, and as a consequence, the notes are rated below investment grade by both Moody’s and Standard & Poor’s. Including debt issuance costs, these notes have an effective annualized interest rate of 6.67%.

The Company had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006. These notes were unsecured, senior obligations of the Company that bore interest at an annualized rate of 6.75% payable semi-annual on April 1 and October 1 of each year. They were not redeemable prior to maturity and were not subject to any sinking fund requirements. Including debt issuance costs, these notes had an effective annualized interest rate of 6.89%.

On January 21, 2005, the Company obtained a $300 million revolving credit facility which extends through 2010. The revolving credit facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The contractually committed facility was unused at February 26, 2007 and was not used throughout 2006 and 2005. The agreement contains certain covenants including interest coverage and leverage ratio tests. The following table illustrates compliance with these financial covenants at December 31, 2006:

	December 31, 2006
	As required by debt covenants	Actual
Interest coverage ratio (1)	≥ 3.0 TO 1.0	14.4 TO 1.0
Leverage ratio (2)	≤ 65%	30.4%

(1)	Ratio of income before taxes adjusted for interest expense, depreciation and amortization to interest expense.
(2)	Ratio of total debt to total adjusted capitalization.

The Company has domestic unsecured money market bid rate credit lines for $280 million of which $8.8 million was outstanding at December 31, 2006.

As of December 31, 2006, the Company, or its subsidiaries, had various local currency credit lines, with maximum available borrowings of $20.3 million, underwritten by banks primarily in the U.S., Canada, Germany and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $0.4 million outstanding under these facilities at December 31, 2006.

At December 31, 2006, the Company had open standby letters of credit of $23.1 million issued pursuant to a Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2007.

The Company has an effective shelf registration, filed on Form S-3 with the Securities and Exchange Commission, allowing it to issue, in one or more offerings, up to $100 million in either senior or subordinated debt securities.

In January 2007, the Company received a $31.5 million payment in accordance with its agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas Limited (“Equitas”). Cash payments related to asbestos settlement and defense costs, net of related insurance recoveries (excluding the Equitas recovery noted above), are expected to be approximately $49.0 million in 2007.

The Company believes that funds generated by its operations and funds available under current or new credit facilities will be sufficient to finance short- and long-term capital requirements.

Credit Ratings  As of December 31, 2006, the Company’s senior unsecured debt was rated BBB by Standard & Poor’s (“S&P”) and Baa2 by Moody’s Investors Service (“Moody’s”). Under prevailing market conditions, the Company believes that these ratings afford it adequate access to the public and private markets for debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations  Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the Company’s long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes the Company’s fixed cash obligations as of December 31, 2006:

	Payment due by Period
(in thousands)	Total	2007	2008 -2009	2010 -2011	After 2011
Long-term debt (1)	$400,100	$—	$—	$—	$400,100
Fixed interest payments	470,000	24,100	48,200	48,200	349,500
Operating lease payments	49,612	14,319	19,172	9,137	6,984
Purchase obligations	43,050	36,498	6,529	21	2
Pension and postretirement benefits (2)	354,800	30,300	63,200	66,700	194,600
Total	$1,317,562	$105,217	$137,101	$124,058	$951,186

(1)	Excludes deferred financing costs and original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by the Company. Pension and postretirement benefit payments are included through 2016.

Capital Structure

The following table sets forth the Company’s capitalization:

(dollars in thousands) December 31,	2006	2005
Notes payable and current maturities of long-tem debt	$9,505	$254
Long-term debt	391,760	293,248
Total debt	401,265	293,502
Less cash and cash equivalents	138,607	180,392
Net Debt*	262,658	113,110
Shareholders’ equity	918,603	753,294
Total capitalization	1,181,261	866,404
Net debt to shareholders’ equity*	28.6%	15.0%
Net debt to total capitalization*	22.2%	13.1%

*	Net debt, a non-GAAP measure represents total debt less cash equivalents. The presentation of net debt provides useful information about the Company’s ability to satisfy its debt obligation with currently available funds.

Shareholders’ equity increased $165 million, primarily as a result of net income of $166 million, $51 million from stock award programs and favorable currency impacts of $44 million, partly offset by open-market share repurchases of $60 million, cash dividends of $34 million and a $2 million charge to record previously unrecognized actuarial losses related to the Company’s pension and postretirement plans in accordance with the new accounting requirements of Statement of Financial Accounting Standards No. 158.

Off-Balance Sheet Arrangements

The Company is a party to a contractually committed off-balance sheet chattel paper financing facility that enables its Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to its customers. At December 31, 2006 and 2005, $23 million and $30 million respectively, was outstanding. Recourse to the Company for all uncollectible loans made to CMS’ customers by the banks under this agreement is limited to 20% of the outstanding balance per year.

The Company does not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor does it have any interests in or relationships with any special purpose off-balance sheet financing entities.

The Company’s $28 million investment in the IMC joint venture is accounted for under the equity method of accounting. The Company has not guaranteed any of IMC’s debt or made commitments for any additional investment.

Application of Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The Company’s significant accounting policies are more fully described in Part II, Item 8, Note 1, “Nature of Operations and Significant Accounting Policies,” to the Consolidated Financial Statements. Certain accounting policies require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, management evaluates its estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require management to make estimates and judgments and, therefore, are critical to understanding the Company’s results of operations. Senior management has discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition  Sales revenue is recorded when a product is shipped, title (risk of loss) passes to the customer and collection of the resulting receivable is reasonably assured. Revenue on long-term, fixed-price contracts is recorded on a percentage of

PART II / ITEM 7

completion basis using units of delivery as the measurement basis for progress toward completion. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Accounts Receivable  The Company continually monitors collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, it provides a provision for estimated credit losses when customer accounts exceed 90 days past due. The Company aggressively pursues collection efforts on these overdue accounts and upon collection reverses the write-off. The allowances for doubtful accounts at December 31, 2006 and 2005 were $9 million and $6 million, respectively.

Inventories  The Company values inventory at the lower of cost or market and regularly reviews inventory values on hand and records a provision for excess and obsolete inventory primarily based on historical performance and the Company’s forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by management, adjustments will be required.

Valuation of Long-Lived Assets  The Company reviews the carrying value of long-lived assets for continued appropriateness as circumstances warrant. These reviews are based upon projections of anticipated future undiscounted cash flows. No impairment charges were necessary for the three years ended December 31, 2006. While the Company believes these estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect valuations.

Goodwill and Other Intangible Assets  As of December 31, 2006, the Company had $724 million of goodwill and intangible assets with indefinite lives. An annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives is performed by the Company, as required. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model is used to determine the fair value for purposes of testing goodwill and indefinite lived intangible assets for impairment. No impairment charges have been required during 2006, 2005 or 2004.

Contingencies  The categories of claims for which the Company has estimated its probable liability, the amount of its liability accruals, and the estimates of its related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Part II, Item 8, Note 10, “Commitments and Contingencies”, of this document for additional information.

Pension Plans  In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 49% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 28% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $10 million in 2006, $9 million in 2005 and $7 million in 2004. Employer cash contributions were $8 million in 2006, $6 million in 2005 and $3 million in 2004. The Company expects, based on current actuarial calculations, to contribute cash of approximately $5 million to its pension plans in 2007. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

For the pension plan, holding all other factors constant, an increase/decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would decrease/increase U.S. 2007 pension expense by approximately $0.7 million for U.S. pension plans and approximately $0.9 million for Non-U.S. pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase 2007 pension expense by approximately $0.3 million for U.S. pension plans and approximately $0.9 million for Non-U.S. pension plans. See Part II, Item 8, Note 7, “Pension and Postretirement Benefits,” to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2006	2005	2004
Benefit Obligations
U.S. Plans:
Discount rate	6.00%	6.00%	6.25%
Rate of compensation increase	3.65%	3.65%	3.27%

Non-U.S. Plans:
Discount rate	5.14%	4.95%	5.48%
Rate of compensation increase	3.30%	3.24%	3.60%

Net Periodic Cost
U.S. Plans:
Discount rate	6.00%	6.25%	6.40%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.65%	3.27%	3.40%

Non-U.S. Plans:
Discount rate	4.95%	5.48%	5.56%
Expected rate of return on plan assets	6.79%	6.79%	6.79%
Rate of compensation increase	3.24%	3.60%	3.53%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In developing the long-term rate of return assumption, the Company evaluated input from actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

Postretirement Benefits Other than Pensions  The Company and certain of its subsidiaries provide postretirement health care and life insurance benefits to current and former employees, hired before January 1, 1990, who meet minimum age and years of service requirements. The Company does not pre-fund these benefits and retains the right to modify or terminate the plans. The Company expects, based on current actuarial calculations, to contribute cash of $2.1 million to its postretirement benefit plans in 2007. The weighted average discount rates assumed to determine postretirement benefit obligations were 5.75%, 6.00% and 6.25% for 2006, 2005 and 2004, respectively. The health care cost trend rates assumed were 9.00%, 8.00% and 9.00% for 2007, 2006 and 2005, respectively.

PART II / ITEM 7A

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company’s cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. The Company manages its exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

Total debt outstanding of $401 million at December 31, 2006, was generally at fixed rates of interest ranging from 5.50% to 6.55%.

Following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	The Company’s year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.
•

If, on January 1, 2007, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2007, based on the Company’s year-end 2006 portfolio, net income would decline approximately $0.7 million.

PART II / ITEM 8

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The accompanying consolidated financial statements of Crane Co. and subsidiaries have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting which is included herein.

Eric C. Fast

President and Chief Executive Officer

J. Robert Vipond

Vice President, Finance and Chief Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Furthermore, because the Company’s common stock is listed on the New York Stock Exchange, the Company’s President and Chief Executive Officer is required to make, and he has made as of May 5, 2006, a CEO’s Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of New York Exchange corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Crane Co.

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in Item 15 of the Index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crane Co. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Stamford, Connecticut

FEBRUARY 26, 2007

PART II / ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Crane Co.

We have audited management’s assessment, included in the accompanying “Management’s Responsibility for Financial Reporting”, that Crane Co. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and the board of directors of the company;

and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of December 31, 2006 and for the year then ended of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006 and Statement of Financial Accounting Standards No.123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

Stamford, Connecticut

FEBRUARY 26, 2007

PART II / ITEM 8

Consolidated Statements of Operations

	For year ended December 31,
(in thousands, except per share data)	2006	2005	2004
Net sales	$2,256,889	$2,061,249	$1,890,335
Operating costs and expenses:
Cost of sales — operations	1,525,633	1,418,662	1,298,874
Asbestos charge	—	—	307,794
Environmental charge	—	—	40,000
Selling, general and administrative	483,320	428,965	405,157
	2,008,953	1,847,627	2,051,825
Operating profit (loss)	247,936	213,622	(161,490)
Other income (expense):
Interest income	4,939	2,372	1,366
Interest expense	(23,015)	(22,416)	(23,161)
Miscellaneous — net	9,474	2,945	15,115
	(8,602)	(17,099)	(6,680)
Income (loss) before income taxes	239,334	196,523	(168,170)
Provision (benefit) for income taxes	73,447	60,486	(62,749)
Net income (loss)	$165,887	$136,037	$(105,421)

Basic net income (loss) per share	$2.72	$2.27	$(1.78)
Average basic shares outstanding	60,906	59,816	59,251

Diluted net income (loss) per share	$2.67	$2.25	$(1.78)
Average diluted shares outstanding	62,103	60,413	59,251

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Balance Sheets

	Balance at December 31,
(in thousands, except per share data)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$138,607	$180,392
Accounts receivable	330,146	279,521
Current insurance receivable—asbestos	52,500	10,000
Inventories	313,259	272,354
Other current assets	45,897	56,128
Total current assets	880,409	798,395
Net property, plant and equipment	289,555	263,791
Insurance receivable — asbestos	170,400	224,600
Long-term deferred tax assets	171,164	157,496
Other assets	91,476	66,114
Intangible assets	122,744	60,735
Goodwill	704,736	568,355
	$2,430,484	$2,139,486
Liabilities and shareholders’ equity
Current liabilities:
Notes payable and current maturities of long-term debt	$9,505	$254
Accounts payable	161,270	149,647
Current asbestos liability	70,000	55,000
Accrued liabilities	196,723	174,366
U.S. and foreign taxes on income	24,428	19,322
Total current liabilities	461,926	398,589
Long-term debt	391,760	293,248
Accrued pension and postretirement benefits	59,996	56,649
Deferred tax liability	89,595	71,406
Long-term asbestos liability	459,567	526,830
Other liabilities	41,004	31,320
Minority interest	8,033	8,150
Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 share authorized	—	—
Common shares, par value $1.00; 200,000,000 share authorized; 72,426,139 shares issued; 60,472,618 shares outstanding (60,408,001 in 2005) after deducting 11,953,521 treasury shares (12,018,138 in 2005)	72,426	72,426
Capital surplus	134,798	114,788
Retained earnings	946,077	814,197
Accumulated other comprehensive income	73,175	31,090
Treasury stock	(307,873)	(279,207)
Total shareholders’ equity	918,603	753,294
	$2,430,484	$2,139,486

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Cash Flows

	For year ended December 31,
(in thousands)	2006	2005	2004
Operating activities:
Net income (loss)	$165,887	$136,037	$(105,421)
Asbestos charge	—	—	203,272
Environmental charge	—	—	26,000
Gain on divestitures	(8,478)	—	(9,468)
Income from joint venture	(5,641)	(5,965)	(4,041)
Depreciation and amortization	54,285	48,011	51,556
Stock-based compensation expense	14,883	7,704	4,160
Deferred income taxes	5,049	23,905	18,506
Cash (used for) provided from operating working capital	(835)	5,032	(27,403)
Payments for asbestos-related fees and costs, net of insurance recoveries	(40,563)	(45,338)	(28,056)
Refund (payment) associated with terminated Master Settlement Agreement	—	9,925	(10,000)
Other	(2,892)	2,234	(8,141)
TOTAL PROVIDED FROM OPERATING ACTIVITIES	181,695	181,545	110,964
Investing activities:
Capital expenditures	(27,171)	(27,164)	(22,507)
Proceeds from disposition of capital assets	5,103	6,339	3,738
Payments for acquisitions, net of cash and liabilities assumed of $33,219 in 2006, $388 in 2005 and $11,060 in 2004	(282,637)	(8,823)	(49,957)
Proceed from divestitures	26,088	—	15,320
TOTAL USED FOR INVESTING ACTIVITIES	(278,617)	(29,648)	(53,406)
Financing activities:
Equity:
Dividends paid	(33,596)	(26,962)	(23,686)
Reacquisition of shares on open market	(59,998)	—	(42,748)
Stock options exercised — net of shares reacquired	22,870	18,624	14,509
Excess tax benefit — exercise of stock options	7,688	—	—
Debt:
Repayments of long-term debt	(211,323)	(4,734)	(100,231)
Net increase (decrease) in short-term debt	9,228	(109)	363
Issuance of long-term debt	307,700	—	—
TOTAL PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	42,569	(13,181)	(151,793)
Effect of exchange rate on cash and cash equivalents	12,568	(9,051)	2,444
(Decrease) increase in cash and cash equivalents	(41,785)	129,665	(91,791)
Cash and cash equivalents at beginning of year	180,392	50,727	142,518
Cash and cash equivalents at end of year	$138,607	$180,392	$50,727
Detail of cash (used for) provided from operating working capital (Net of effects of acquisitions):
Accounts receivable	$(18,746)	$9,828	$(26,466)
Inventories	786	5,090	(29,221)
Other current assets	1,526	(1,759)	198
Accounts payable	(846)	(8,024)	39,145
Accrued liabilities	15,600	(253)	(30,221)
U.S. and foreign taxes on income	845	150	19,162
TOTAL	$(835)	$5,032	$(27,403)
Supplemental disclosure of cash flow information:
Interest paid	$23,177	$22,597	$25,741
Income taxes paid	35,604	34,150	32,677

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)	Preferred Shares	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
BALANCE JANUARY 1, 2004	—	$72,426	$108,095	$838,678		$51,034	$(283,982)	$786,251

Net loss				(105,421)	$(105,421)			(105,421)
Cash dividends				(23,686)				(23,686)
Reacquisition on open market 1,388,100 shares							(42,748)	(42,748)
Exercise of stock options, net of shares reacquired, 759,420							14,509	14,509
Tax benefit — stock options and restricted stock			3,339					3,339
Restricted stock awarded, 155,839 shares, net				(3,066)			5,304	2,238
Minimum pension liability					(2,072)	(2,072)		(2,072)
Currency translation adjustment					31,284	31,284		31,284
Comprehensive loss					(76,209)
BALANCE DECEMBER 31, 2004	—	72,426	111,434	706,505		80,246	(306,917)	663,694

Net income				136,037	136,037			136,037
Cash dividends				(26,962)				(26,962)
Exercise of stock options, net of shares reacquired, 975,181							21,507	21,507
Tax benefit — stock options and restricted stock			3,354					3,354
Restricted stock awarded, 229,550 shares, net				(1,383)			6,203	4,820
Minimum pension liability					(8,046)	(8,046)		(8,046)
Currency translation adjustment					(41,110)	(41,110)		(41,110)
Comprehensive income					86,881
BALANCE DECEMBER 31, 2005	—	72,426	114,788	814,197		31,090	(279,207)	753,294

Net income				165,887	165,887			165,887
Cash dividends				(33,596)				(33,596)
Reacquisition on open market 1,553,270 shares							(59,998)	(59,998)
Exercise of stock options, net of shares reacquired, 1,469,165							25,906	25,906
Stock option amortization			6,831					6,831
Tax benefit — stock options and restricted stock			13,179					13,179
Restricted stock awarded, 148,722 shares, net				(411)			5,426	5,015
Minimum pension liability					8,638	8,638		8,638
Adjustment to initially apply FASB Statement No. 158, net of tax						(10,336)		(10,336)
Currency translation adjustment					43,783	43,783		43,783
Comprehensive income					$218,308
BALANCE DECEMBER 31, 2006	—	$72,426	$134,798	$946,077		$73,175	$(307,873)	$918,603

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Notes to Consolidated

Financial Statements

Note 1 – Nature of Operations and Significant Accounting Policies

Nature of Operations  Crane Co. (the “Company”) is a diversified manufacturer of highly engineered industrial products.

The Company’s business consists of five reporting segments.

The Aerospace & Electronics segment consists of two groups: the Aerospace Group and the Electronics Group. Aerospace products include pressure, fuel flow and position sensors and subsystems; electrical power components and subsystems; brake control systems; coolant, lube and fuel pumps; and seat actuation. Electronic products include high-reliability power supplies and custom microelectronics for aerospace, defense, medical and other applications; power management products, electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets; and customized contract manufacturing services and products for military and defense applications.

The Engineered Materials segment consists of Crane Composites and Polyflon. Crane Composites, representing almost the entire segment, manufactures fiberglass reinforced plastic panels for the truck trailer and recreational vehicle markets, industrial markets and the commercial construction industry. Polyflon is a manufacturer of specialty components, primarily substrate materials for antennas.

The Merchandising Systems segment consists of two groups: Vending Solutions and Payment Solutions. Vending Solutions products include food, snack and beverage vending machines and vending machine software. Payment Solutions products include coin changers and validators made in Europe by National Rejectors, Inc., coin dispensers made by Telequip and bill validators made by Cash Code.

The Fluid Handling segment manufactures and sells various types of industrial and commercial valves and actuators; provides valve testing, parts and services; manufactures and sells pumps and water purification solutions; distributes pipe, pipe fittings, couplings and connectors; and designs, manufactures and sells corrosion-resistant plastic-lined pipes and fittings.

The Controls segment produces ride-leveling, air-suspension control valves for heavy trucks and trailers; pressure, temperature and level sensors; ultra-rugged computers, measurement and control systems and intelligent data acquisition products. Controls products also include engine compressor monitoring and diagnostic systems, water treatment equipment, wireless sensor networks and covert radio products primarily for the military and intelligence markets.

The relative size of these segments in relation to the total Company (both net sales and total assets) can be seen on page 55 – Note 14, “Segment Information”.

Basis of Presentation  The consolidated financial statements include all controlled subsidiaries. Investments in affiliates over which the Company exercises significant influence but which it does not control (generally 20% to 50% ownership) are accounted for under the equity method. All intercompany items have been eliminated.

Use of Estimates  The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, taxes, asbestos liability and related insurance receivable and contingencies.

Currency Translation  Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated at the rate of exchange in effect on the balance sheet date; results of operations are translated at the average rates of exchange prevailing during the year. The related translation adjustments are included in accumulated other comprehensive income (loss) in a separate component of shareholders’ equity.

Revenue Recognition  Sales revenue is recorded when a product is shipped, title (risk of loss) passes to the customer and collection of the resulting receivable is reasonably assured. Revenue on long-term, fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Income Taxes  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted. The Company records a valuation allowance against its deferred tax assets when the Company determines that it is more likely than not that some portion of all of its deferred tax assets will not be realized.

Reclassifications  Certain reclassifications were made to prior years’ financial statements to conform to the current year’s presentation.

PART II / ITEM 8

Net Income (Loss) Per Share  The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share gives affect to all potential dilutive common shares outstanding during the year. For the year ended 2004, 735,000 shares attributable to the exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

(in thousands, except per share data) For year ended December 31,	2006	2005	2004
Net income (loss)	$165,887	$136,037	$(105,421)
Average basic shares outstanding	60,906	59,816	59,251
Effect of dilutive stock options	1,197	597	—
Average diluted shares outstanding	62,103	60,413	59,251

Basic net income (loss) per share	$2.72	$2.27	$(1.78)
Diluted net income (loss) per share	$2.67	$2.25	$(1.78)

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of the allowance for doubtful accounts follows:

(in thousands) December 31,	2006	2005	2004
Balance at beginning of year	$5,852	$7,736	$7,209
Provisions	11,335	11,138	10,643
Deductions	(7,995)	(13,022)	(10,116)
Balance at end of year	$9,192	$5,852	$7,736

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories   Inventories consist of the following:

(in thousands) December 31,	2006	2005
Finished goods	$109,856	$90,852
Finished parts and subassemblies	39,644	43,069
Work in process	53,707	46,406
Raw materials	110,052	92,027
Total inventories	$313,259	$272,354

Inventories are stated at the lower of cost or market. Domestic locations are principally on the last-in, first-out (LIFO) method of inventory valuation. In 2006, reductions of inventory quantities resulted in liquidations of LIFO inventories acquired at lower costs prevailing in prior years. In 2005, the decrease of inventory quantities resulted in a liquidation of LIFO inventories acquired at higher costs prevailing in prior years. Liquidations have reduced cost of sales by $0.4 million in 2006 and increased cost of sales by $0.2 million in 2005. Replacement cost would have been higher by $13.4 million and $11.5 million at December 31, 2006 and 2005, respectively.

Net Property, Plant and Equipment   Property, plant and equipment consist of the following:

(in thousands) December 31,	2006	2005
Land	$59,851	$56,840
Buildings and improvements	163,417	159,123
Machinery and equipment	553,519	522,405
Gross property, plant and equipment	776,787	738,368
Less accumulated depreciation	487,232	474,577
Net Property, plant and equipment	$289,555	$263,791

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment.

Goodwill and Intangible Assets  The Company reviews goodwill and intangibles with indefinite lives for impairment annually or whenever an event occurs or circumstances change that would reduce fair value below carrying value, in accordance with the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model was used to determine the fair value of the Company’s reporting units for purposes of testing for impairment. Based on this model, no impairment charges were necessary in the three year period ended December 31, 2006.

Changes to goodwill, are as follows:

(in thousands) December 31,	2006	2005
Balance at beginning of year, net of accumulated amortization	$568,355	$579,081
Additions	130,965	4,569
Divestitures	(5,370)	—
Translation and other adjustments	10,786	(15,295)
Balance at end of year, net of accumulated amortization	$704,736	$568,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill increased $131 million during the year ended December 31, 2006 due to the acquisitions of CashCode Co. Inc. in January 2006, Telequip in June 2006, Noble Composites, Inc. in September 2006, Dixie-Narco Inc. in October 2006 and certain of the assets of Automatic Products International in June and September 2006. Goodwill decreased $5 million during the year ended December 31, 2006 due to the sale of Westad Industri AS in April 2006 and the sale of Resistoflex-Aerospace in May 2006.

Goodwill increased $5 million during the year ended December 31, 2005 due to the acquisition of PSI/Edlon in August 2005 and In One Technologies in December 2005.

Changes to intangible assets, are as follows:

(in thousands) December 31,	2006	2005
Balance at beginning of year, net of accumulated amortization	$60,735	$64,450
Additions	76,191	2,570
Translation and other adjustments	(296)	1,448
Amortization expense	(13,886)	(7,733)
Balance at end of year, net of accumulated amortization	$122,744	$60,735

A summary of the intangible assets are as follows:

	2006		2005
(in thousands) December 31,	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$88,004	$40,530	$78,296	$37,196
Customer relationships and backlog	79,204	14,362	15,334	5,908
Drawings	10,825	9,199	10,825	7,363
Other	11,662	2,860	8,938	2,191
	$189,695	$66,951	$113,393	$52,658

Amortization expense for these intangible assets is expected to be approximately $17.3 million in 2007, $14.1 million in 2008, $13.0 million in 2009, $12.1 million in 2010, and $10.1 million in 2011.

Of the $122.7 million of net intangible assets at December 31, 2006, $18.9 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under SFAS 142.

Amortizable intangibles of $69.4 million were acquired in 2006. These assets have a weighted average life of 10 years.

Valuation of Long-Lived Assets  The Company periodically evaluates the carrying value of long-lived assets when events and circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Financial Instruments  The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company periodically uses forward foreign exchange contracts as economic hedges of anticipated transactions and firm purchase and sale commitments. These contracts are generally marked to market on a current basis and the respective gains and losses are recognized in other income (expense). The Company also periodically enters into interest-rate swap agreements to moderate its exposure to interest rate changes and to lower the overall cost of borrowings. Interest-rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. The changes in the fair value of these derivatives are recognized in other comprehensive income for qualifying cash flow hedges.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company believes that the adoption of FIN 48 will not have a material effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value, and requires additional disclosure about fair value measurements. In accordance with SFAS 157, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from objective inputs such as prices based on market data independent from the entity, to subjective inputs such as the entity’s own assumptions about the estimates that market participants would use. The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements.

PART II / ITEM 8

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. As required by SFAS 158, the Company has initially recognized the funded status of its defined benefit and other postretirement plans and provided the required disclosures as of the fiscal year ended December 31, 2006.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of SFAS 159 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”). SAB 108 provides guidance on quantifying and evaluating the materiality of unrecorded misstatements requiring the use of both a balance sheet and an income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s financial statements.

Note 2 – Miscellaneous – Net

(in thousands) For year ended December 31,	2006	2005	2004
Gains on sales of assets	$6,576	$13	$13,715
Equity joint venture income*	5,641	5,965	4,041
Other	(2,743)	(3,033)	(2,641)
	$9,474	$2,945	$15,115

*	Income from Industrial Motion Control Holdings LLC (“IMC”) joint venture. The Company’s investment in this joint venture was $28 million and $27 million at December 31, 2006 and 2005, respectively, and is included in “Other assets.”

Note 3 – Income Taxes

Income before taxes is as follows:

(in thousands) For year ended December 31,	2006	2005	2004
U.S. operations	$150,354	$145,292	$(211,243)
Non-U.S. operations	88,980	51,231	43,073
	$239,334	$196,523	$(168,170)

The provision (benefit) for income taxes consists of:

(in thousands) For year ended December 31,	2006	2005	2004
Current:
U.S. federal tax	$37,164	$17,745	$9,517
State and local tax	5,265	1,531	3,047
Non-U.S. tax	25,969	17,305	13,663
	68,398	36,581	26,227
Deferred:
U.S. federal tax	2,901	23,630	(99,684)
State and local tax	1,347	279	3,673
Non-U.S. tax	801	(4)	7,035
	5,049	23,905	(88,976)
Provision (benefit) for income taxes	$73,447	$60,486	$(62,749)

The reconciliation of the statutory U.S. federal rate to the effective tax rate, is as follows:

(in thousands) For year ended December 31,	2006	2005	2004
Statutory U.S. federal tax at 35%	$83,767	$68,783	$(58,860)
Increase (reduction) from:
Non-U.S. taxes	(4,776)	(809)	2,195
State and local tax, net of federal benefit	4,003	3,169	(10,085)
Valuation allowance on state deferred tax assets	295	(1,993)	14,453
Federal benefit on export sales	(2,946)	(2,862)	(3,064)
Foreign dividend, net of credits	(1,923)	(4,200)	1,999
Research and development tax credit	(4,429)	(2,887)	(9,656)
Other	(544)	1,285	269
Provision (benefit) for income taxes	$73,447	$60,486	$(62,749)
Effective tax rate	30.7%	30.8%	37.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not recorded deferred income taxes on the undistributed earnings of foreign subsidiaries because of management’s intent to permanently reinvest such earnings outside the United States. At December 31, 2006, the undistributed earnings of the foreign subsidiaries amounted to approximately $185.9 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes. It is not practical, however, to estimate the amount of taxes that would be payable upon remittance of these earnings.

Tax benefits of $13.2 million in 2006, $3.4 million in 2005 and $3.3 million in 2004 associated with the exercise of employee stock options and other employee stock programs were allocated to shareholders’ equity.

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

(in thousands) December 31,	2006	2005
Deferred tax assets:
Asbestos-related liabilities	$124,768	$135,072
Tax loss and credit carryforwards	26,709	27,979
Environmental	6,920	10,285
Inventories	15,133	13,038
Postretirement benefits	7,622	9,147
Accrued bonus and stock-based compensation	9,463	5,337
Insurance	5,461	4,788
Warranty	8,451	6,248
Compensated absences	6,851	6,169
Other	7,920	5,985
Total	219,298	224,048
Less: valuation allowance on non-U.S. and state deferred tax assets, tax loss and credit carryforwards	41,027	47,291
Total deferred tax assets, net	178,271	176,757
Deferred tax liabilities:
Depreciation	(37,585)	(34,157)
Intangibles	(26,549)	(19,375)
Pension	(2,164)	(4,598)
Total deferred tax liabilities, net	(66,298)	(58,130)
Net deferred tax asset	$111,973	$118,627
Consolidated balance sheet classification:
Other current assets	$32,895	$42,104
Long-term deferred tax assets	171,164	157,496
Accrued liabilities	(2,491)	(9,567)
Deferred tax liability	(89,595)	(71,406)
Net deferred tax asset	$111,973	$118,627

As of December 31, 2006, the Company had tax loss (“NOL”) and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration of NOL/Credit	U.S. Federal Credits	U.S. State Credits	U.S. State NOL	Non-U.S. NOLs	Total
2007-2010	$—	$1,150	$8,281	$2,157
After 2010	133	1,326	194,885	4,869
Indefinite	—	2,835	—	49,584
Total	$133	$5,311	$203,166	$56,610
Deferred tax asset on tax carryforward	$133	$3,452	$7,939	$15,185	$26,709

PART II / ITEM 8

Of the total $26.7 million deferred tax asset for NOL and credit carryforwards at December 31, 2006, $22.7 million has been offset by a valuation allowance because of the uncertainty of ultimately realizing these future tax benefits. In addition, the Company considers it unlikely that a portion of the tax benefit related to various non-U.S. and state deferred tax assets will be realized. Accordingly, an $18.3 million valuation allowance has been established against these non-U.S. and state deferred tax assets. As a result, the Company’s total valuation allowance at December 31, 2006 is approximately $41.0 million.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and other state and international taxing authorities. The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate.

The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2004. The Company expects the IRS to commence and complete its examination of the Company’s 2005 federal income tax return in 2007. The Company believes that adequate accruals have been provided for all open years.

Note 4 – Accrued Liabilities

(in thousands) December 31,	2006	2005
Employee-related expenses	$82,310	$66,803
Insurance	15,713	16,143
Warranty	20,294	15,495
Professional fees	6,621	5,421
Taxes other than income	6,999	13,020
Other	64,786	57,484
	$196,723	$174,366

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

A summary of the warranty liabilities, are as follows:

(in thousands) For year ended December 31,	2006	2005	2004
Balance at beginning of year	$15,495	$13,970	$14,376
Add: provisions	16,730	10,050	7,208
Less: payments / deductions	(11,931)	(8,525)	(7,614)
Balance at end of year	$20,294	$15,495	$13,970

Note 5 – Other Liabilities

(in thousands) December 31,	2006	2005
Environmental	$16,218	$23,400
Insurance	3,346	3,346
Product liability	4,886	2,602
Other	16,554	1,972
	$41,004	$31,320

Note 6 – Research and Development

Research and development costs are expensed when incurred. These costs were approximately $69.7 million, $53.1 million and $52.4 million in 2006, 2005 and 2004, respectively. Funds received from customer-sponsored research and development projects were approximately $8.8 million, $7.0 million and $6.2 million received in 2006, 2005 and 2004, respectively, and were recorded in net sales.

Note 7 – Pension and Postretirement Benefits

In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 49% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 28% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

Non-union employees hired after December 31, 2005 will no longer be eligible for participation in the Company’s domestic defined benefit pension plan or the ELDEC and Interpoint money purchase plan. Instead, qualifying employees will receive an additional 2% Company contribution to their 401(K) plan accounts. Certain of the Company’s non-U.S. defined benefit pension plans were also amended whereby eligibility for new participants will cease.

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. The Company does not pre-fund these benefits and has the right to modify or terminate the plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2006	2005	2006	2005
Change in benefit obligation:
Beginning of year	$579,212	$551,545	$20,618	$19,197
Service cost	16,669	16,404	178	170
Interest cost	32,143	31,043	1,129	1,177
Plan participants’ contributions	2,194	2,035	602	530
Amendments	(1,966)	154		—
Actuarial loss (gain)	(12,477)	31,478	38	1,465
Benefits paid	(26,868)	(25,417)	(4,194)	(1,932)
Foreign currency exchange rate loss/(gain)	35,327	(28,030)	(1)	11
Acquisition/divestitures/curtailment	75	—		—
Benefit obligation at end of year	624,309	579,212	18,370	20,618
Change in plan assets:
Fair value of plan assets at beginning of year	565,631	540,814
Actual return on plan assets	56,453	67,114
Foreign currency exchange rate (gain)/ loss	34,812	(24,644)
Employer contributions	8,016	5,729
Plan participants’ contributions	2,194	2,035
Benefits paid	(26,868)	(25,417)
Fair value of plan assets at end of year	640,238	565,631	—	—
Funded status	$15,929	$(13,581)	$(18,370)	$(20,618)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2006	2005	2006	2005
Other assets	$58,886	$37,675	$—	$—
Current liabilities	(363)	—	(2,144)	—
Accrued pension and postretirement benefits	(42,594)	(32,844)	(16,226)	(23,202)
	$15,929	$4,831	$(18,370)	$(23,202)

Amounts recognized in accumulated other comprehensive income consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2006	2005	2006	2005
Net loss (gain)	$18,165	$15,694	$(2,228)	$—
Prior service cost (credit)	611	—	(134)	—
Transition asset	77	—	—	—
	$18,853	$15,694	$(2,362)	$—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2006	2005	2006	2005	2006	2005
Projected benefit obligation	$305.2	$295.8	$319.1	$283.4	$624.3	$579.2
Accumulated benefit obligation	282.7	272.1	288.0	261.4	570.7	533.5
Fair value of plan assets	278.7	257.0	361.5	308.6	640.2	565.6

PART II / ITEM 8

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in thousands) December 31,	2006	2005
Projected benefit obligation	$330,465	$327,848
Accumulated benefit obligation	305,587	300,497
Fair value of plan assets	288,658	273,077

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2006	2005	2004	2006	2005	2004
Net Periodic Benefit Cost
Service cost	$17,157	$16,535	$16,047	$178	$170	$185
Interest cost	31,516	30,548	28,686	1,129	1,177	1,193
Expected return on plan assets	(40,346)	(39,196)	(38,312)	—	—	—
Amortization of prior service cost	682	964	811	(84)	(84)	(83)
Amortization of net (gain) loss	1,174	256	220	(154)	(246)	(246)
Net periodic cost	$10,183	$9,107	$7,452	$1,069	$1,017	$1,049

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.3 million and $0.2 million, respectively. The estimated net gain and prior service credit for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.1 million, respectively.

The incremental effect of applying SFAS 158 on individual line items in the Consolidated Balance Sheets at December 31, 2006 is as follows:

(in thousands) December 31	Before Application of Statement 158	Adjustments	After Application of Statement 158
Long-term deferred tax assets	$157,899	$13,265	$171,164
Other assets	86,001	5,475	91,476
Intangible assets	123,336	(592)	122,744
Total assets	2,412,336	18,148	2,430,484
Accrued liabilities	194,216	2,507	196,723
Accrued pension and postretirement benefits	43,382	16,614	59,996
Deferred tax liability	80,232	9,363	89,595
Accumulated other comprehensive income	83,511	(10,336)	73,175
Total liabilities and shareholders’ equity	$2,412,336	$18,148	$2,430,484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2006	2005	2004	2006	2005	2004
U.S. Plans:
Discount rate	6.00%	6.00%	6.25%	5.75%	6.00%	6.25%
Rate of compensation increase	3.65%	3.65%	3.27%
Non-U.S. Plans:
Discount rate	5.14%	4.95%	5.48%
Rate of compensation increase	3.30%	3.24%	3.60%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2006	2005	2004	2006	2005	2004
U.S. Plans:
Discount rate	6.00%	6.25%	6.40%	6.00%	6.25%	6.40%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.65%	3.27%	3.40%
Non-U.S. Plans:
Discount rate	4.95%	5.48%	5.56%
Expected rate of return on plan assets	6.79%	6.79%	6.79%
Rate of compensation increase	3.24%	3.60%	3.53%

In developing the long-term rate of return assumption, the Company evaluated input from actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

The assumed health care cost trend rates, are as follows:

December 31,	2006	2005
Health care cost trend rate assumed for next year	9.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2012	2010

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$79	$(71)
Effect on postretirement benefit obligation	888	(807)

Plan Assets  The Company’s pension plan weighted-average asset allocations by asset category are as follows:

Asset Category December 31,	2006	2005
Equity securities	68%	66%
Debt securities	23%	23%
Money market	5%	10%
Other	4%	1%
Total	100%	100%

Equity securities include Crane Co. common stock, which represents 4% of plan assets at December 31, 2006 and 2005.

The primary investment objective of the Company’s various pension trusts is to maximize the value of plan assets focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equities, debt and cash instruments.

The Company, or its agents, exercise reasonable care, skill and caution in making investment decisions. A number of factors are evaluated in determining if an investment strategy will be employed by the Company’s pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs.

The Company periodically reviews investment managers and their performance in relation to the plans’ investment objectives. The Company expects its pension trust investments to meet or exceed their predetermined benchmark indices, net of fees. Generally, however, the Company realizes that investment strategies should be given a full market cycle, normally over a three to five-year time period, to achieve stated objectives.

PART II / ITEM 8

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $5.1 million to its defined benefit pension plans and $2.1 million to its other postretirement benefit plan in 2007. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2007	$28.2	$2.1
2008	29.1	2.0
2009	30.1	2.0
2010	31.0	1.9
2011	32.0	1.8
2012-2016	186.8	7.8
Total payments	$337.2	$17.6

The Company participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Contributions to these plans were approximately $0.8 million in 2006 and $1.1 million in 2005 and 2004.

The Company’s subsidiaries ELDEC Corporation and Interpoint Corporation have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were approximately $2.3 million in both 2006 and 2005 and $2.0 million in 2004.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of approximately. $5.2 million in both 2006 and 2005 and $5.4 million in 2004.

Note 8 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2006	2005
Long-term debt consists of:
6.75% notes due 2006 *	$—	$99,906
5.50% notes due 2013 *	198,050	197,759
6.55% notes due 2036 *	197,028	—
Credit facility deferred financing costs	(3,418)	(4,518)
Other	100	104
Subtotal	391,760	293,251
Less current portion	—	3
Total Long-term debt	$391,760	$293,248
Short-term debt	$9,505	$251

*	Includes original issue discount and deferred financing costs

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Holders of the Notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest, if there is a change in control of the Company, and as a consequence, the notes are rated below investment grade by both Moody’s and Standard & Poor’s. Debt issuance costs are deferred and then amortized as a component of interest expense over the term of the notes. Including debt issuance costs, these notes have an effective annualized interest rate of 6.67%.

In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Debt issuance costs are deferred and then amortized as a component of interest expense over the term of the notes. Including debt issuance costs, these notes have an effective annualized interest rate of 5.70%.

The Company had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006. These notes were unsecured, senior obligations of the Company that bore interest at an annualized rate of 6.75% payable semi-annual on April 1 and October 1 of each year. They were not redeemable prior to maturity and were not subject to any sinking fund requirements. Including debt issuance costs, these notes had an effective annualized interest rate of 6.89%.

At December 31, 2006, there was no principal amount of long-term debt repayments required for the next five years.

All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.

The Company has an effective shelf registration, filed on Form S-3 with the Securities and Exchange Commission, allowing it to issue, in one or more offerings, up to $100 million in either senior or subordinated debt securities.

On January 21, 2005, the Company entered into a $450 million credit facility consisting of a $300 million revolving credit component and a $150 million term loan component, which replaced a four-year, $300 million revolving credit facility the Company terminated on January 21, 2005. This contractually committed facility expires on January 21, 2010. The revolving credit allows the Company to borrow, repay or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The term loan component could only be drawn, under certain conditions, for the funding of a comprehensive asbestos settlement. In May 2005, the Company elected to irrevocably terminate the obligations of its lenders to make term loan(s) for up to $150 million under the Credit Agreement. Since the termination of the comprehensive master settlement agreement (“MSA”) for asbestos claims on January 24, 2005, the Company had no further need for the term loan component. The contractually committed facility was unused at February 26, 2007 and was not used throughout 2005 and 2006. The agreement contains certain covenants including interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

coverage and leverage ratio tests. The following table illustrates the compliance with these financial covenants at December 31, 2006:

	December 31, 2006
	As required by debt covenants	Actual
Interest coverage ratio (1)	≥ 3.0 TO 1.0	14.4 TO 1.0
Leverage ratio (2)	≤ 65%	30.4%

(1)	Ratio of income before taxes adjusted for interest expense, depreciation and amortization to interest expense.
(2)	Ratio of total debt to total adjusted capitalization.

The Company has domestic unsecured money market bid rate credit lines for $280 million of which $8.8 million was outstanding at December 31, 2006.

As of December 31, 2006, the Company, or its subsidiaries, had various local currency credit lines, with maximum available borrowings of $20.3 million, underwritten by banks primarily in the U.S., Canada, Germany and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $0.4 million outstanding under these facilities at December 31, 2006.

At December 31, 2006, the Company had open standby letters of credit of $23.1 million issued pursuant to a Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2007.

Note 9 – Fair Value of Financial Instruments

The carrying value of investments, short-term debt, accounts receivable and accounts payable approximates fair value. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $391.6 million and $295.1 million at December 31, 2006 and 2005, respectively.

The Company is a party to a contractually committed off-balance sheet chattel paper financing facility that enables its Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to its customers. At December 31, 2006 and 2005, $23.4 million and $29.7 million, respectively, was outstanding. Recourse to the Company for all uncollectible loans made to CMS’s customers by the banks under this agreement is limited to 20%.

Note 10 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2007	$14,424	$105	$14,319
2008	11,148	111	11,037
2009	8,212	77	8,135
2010	5,614	—	5,614
2011	3,523	—	3,523
Thereafter	6,984	—	6,984
Total minimum lease payments	$49,905	$293	$49,612

Rental expense was $20.9 million, $19.3 million and $18.6 million for 2006, 2005 and 2004, respectively.

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2006, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For year ended December 31,	2006	2005	2004
Beginning claims	89,017	84,977	68,606
New claims	4,853	7,986	18,932
Settlements	(1,043)	(1,829)	(1,038)
Dismissals	(6,886)	(2,117)	(1,523)
Ending claims*	85,941	89,017	84,977

*	Does not include 36,246 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 85,941 pending claims as of December 31, 2006, approximately 25,000 claims were pending in New York, approximately 28,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 4,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

PART II / ITEM 8

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

Substantially all of the claims the Company resolves are concluded through settlements. The Company recently tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California, however, and received an adverse jury verdict on September 15, 2006. On October 10, 2006 the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company does not believe that the verdict was supported by the evidence. In addition, the Company believes that procedural irregularities prevented an appropriate determination of the Company’s alleged responsibility for plaintiffs’ injuries. The Company’s post-trial motions were denied by order dated December 15, 2006. On January 3, 2007, the Company appealed the judgment; the appeal is pending.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the years ended December 31, 2006, 2005 and 2004 totaled $69.1 million, $45.1 million and $40.9 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. The Company’s total pre-tax cash payments for settlement and defense costs, net of payments from insurers and including certain legal fees and expenses relating to the terminated MSA in the years ended December 31, 2006, 2005 and 2004 totaled $40.6 million, $45.3 million and $28.1 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31,			Cumulative to Date through Dec. 31, 2006
(In millions)	2006	2005	2004
Settlement costs incurred (1)	$26.3	$17.4	$17.2	$82.5
Defense costs incurred (1)	42.8	27.7	23.7	116.5
Total costs incurred	$69.1	$45.1	$40.9	$199.0

Pre-tax cash payments (receipts) (2)	$40.6	$45.3	$28.1	$125.6
(Refund) associated with terminated MSA		$(9.9)	$10.0	$0.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers. Amounts include certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

In 2005, the Company did not receive significant reimbursements from insurers as the Company’s cost sharing agreement with primary insurers was essentially exhausted. The Company has negotiated coverage-in-place and other agreements with several of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers.

On July 22, 2005, the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas Limited (“Equitas”) for a total payment of $33 million. Under the agreement, $1.5 million was paid to the Company in the third quarter of 2005. The balance was placed into escrow for the payment of future asbestos claims and funds remaining in escrow were paid to the Company on January 4, 2007. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at Lloyd’s of London and reinsured by Equitas.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective December 20, 2006, the Company entered into a coverage-in-place agreement with Employers Insurance of Wausau (and Nationwide Indemnity Company in its capacity as claims administrator for Wausau) (“Wausau”), establishing an arrangement for asbestos claims under the Company’s excess policies with Wausau, and providing for initial payments totaling $2.6 million for claims billed to Wausau through November 30, 2006. This amount has been received by the Company. This agreement includes provisions for mutual releases, indemnification of Wausau and claims handling procedures.

Effective December 22, 2006, the Company and Century Indemnity Company and ACE Property and Casualty Company (collectively “ACE”) entered into an agreement which, among other things, established a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with ACE. This agreement includes provisions for mutual releases, indemnification of ACE and claims handling procedures.

The Company anticipates that one or more additional agreements with other excess insurers, such as coverage-in-place agreements, may be executed in 2007, and the Company believes that the payment terms of such agreements will be consistent with the overall estimated future reimbursement rate of 40%, although the actual reimbursement rate will vary from period to period due to policy terms and certain gaps in coverage as described below.

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs was based largely on the Company’s experience during 2005 and 2006 for claims filed, settled and dismissed. The Company’s experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. After discussions with the Company, HR&A assumed that costs of defending asbestos claims in the tort system would increase to $45 million in 2007 and remain at that level (with increases of 4.5% per year for inflation) indexed to the number of estimated pending claims in future years. Based on this information, HR&A compiled an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two years and covering claims expected to be filed through the year 2011. Although the methodology used by HR&A will also show claims and costs for periods subsequent to 2011 (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond 2011, particularly given the possibility of federal legislation within that time frame.

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year, the jurisdictions where such claims are filed and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to hold $25 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. While it is reasonably possible that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2011. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2011.

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2007. A liability of $529.6 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 43% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future

PART II / ITEM 8

claims included in the estimated asbestos liability. An asset of $222.9 million has been recorded representing the probable insurance reimbursement for such claims using a rate of 40% for future recoveries.

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

On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint seeks: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. On October 19, 2005, the Court denied the Company’s motion to dismiss, ruling that the injunctive claims were not unripe. Nonetheless, the Court noted that the Company later could seek summary judgment in connection with the injunctive claims if discovery shows them to be without factual basis. Everest Reinsurance Company and Mt. McKinley Insurance Company (collectively, “Everest”) are two of the plaintiffs in the Connecticut state court action. As referenced above, effective April 10, 2006, the Company and Everest reached a settlement

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreement pursuant to which, among other things, Everest’s insurance coverage obligations for asbestos claims under the three historical Everest policies issued to Crane Co. were released in exchange for a $3.8 million cash payment, which was received by the Company on April 21, 2006. As also referenced above, effective December 22, 2006, the Company and two of the other plaintiffs in the action, Century Indemnity Company and ACE Property and Casualty Company (collectively “ACE”), reached an agreement pursuant to which, among other things, they established a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with ACE. The Company continues to believe it has meritorious defenses to all the counts of the Amended Complaint and cross-claims filed among the other parties, and intends to defend this matter vigorously.

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2006 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

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

In July 2004, the Environment & Natural Resources Division of the U.S. Department of Justice filed a lawsuit against the Company and UPI seeking reimbursement of costs allegedly incurred by the EPA at the Site. The government’s action also sought an injunction requiring UPI to comply with the terms of two earlier administrative orders; entry of a declaratory judgment regarding the

Company’s and UPI’s liabilities; and both civil penalties and punitive damages. After extensive discussions regarding the nature and scope of such EPA costs and review of relevant documentation, the Company reached agreement with the EPA to pay $6.7 million in past costs, a civil penalty of $0.5 million and $1.0 million to fund a supplemental environmental project for the City of Goodyear, Arizona. These payment terms were incorporated in the consent decree mentioned above and the payments have been made as of December 31, 2006, except for the $1 million payment to the City of Goodyear which will be made when the EPA approves the supplemental environmental project. The Company does not believe that the ultimate liability, in excess of the $23.9 million accrued at December 31, 2006, will have a material effect on the Company’s financial condition or cash flows; however, there can be no assurance that such costs will not have a material adverse effect on the Company’s results of operations in any given period.

The investigation, monitoring and remediation activities undertaken by the Company at the Site have cost over $38 million since 1985. In November 2003, the Company and UPI brought suit under Section 113 of the Comprehensive Environmental Response, Compensation and Liability Act against the federal government and several of its agencies for contribution and indemnification for these costs. As investigation and clean-up activities at the Site are expected to continue for a number of years, the Company’s action against the U.S. government also sought contribution with respect to future costs. In July 2006, the Company reached an agreement with representatives of the U.S. government on the terms of a consent decree resolving these claims, approved by the Court on July 31, 2006. Under the terms of this consent decree, the Company received a payment of approximately $4.9 million in September 2006 for past clean-up costs at the site which was recorded in Miscellaneous — Net Income and will receive a contribution of 21 percent for qualifying costs incurred after January 1, 2006. As of December 31, 2006, the Company has recorded $0.9 million in contributions received from the United States for its 21 percent share of qualifying costs incurred and paid after January 1, 2006.

The Company has been engaged in discussions with attorneys from the Civil Division of the U.S. Justice Department regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. These discussions relate to: (i) the alleged failure by CVNA to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003, and (ii) the alleged delivery of Mil-Spec valves with certain component parts containing specialty steel that was not melted or produced in the United States or a qualifying country as required by federal law (the so-called “Berry Amendment”). The allegations do not question the quality of the valves or the component parts, nor is any intentional misconduct alleged. The Company believes that CVNA satisfied its notice obligations regarding the relocation of its manufacturing facility, and its investigation of the alleged Berry Amendment violation has revealed that the component value of the relevant parts contained within Mil-Spec valves sold by CVNA within the past five years was approximately $635,000. The Justice Department has stated to the Company that CVNA’s alleged noncompliance with these contract

PART II / ITEM 8

terms represents a violation of the civil False Claims Act, that the potential measure of damages could be the invoice price of the valves rather than the component cost of noncompliant parts and that under the False Claims Act such damages may be trebled. The Justice Department has asserted that the potential damages on this basis could exceed $29 million. The Company disputes this position, which to the Company’s knowledge would be an unprecedented application of the False Claims Act, and the Company maintains that these are contract administration issues, not false claims. While the Company has been engaged in ongoing discussions with the Justice Department in an effort to resolve the matter, the Justice Department has indicated that it intends to pursue recovery through the courts. If the Justice Department were to prevail with its theories of liability and damages, the resulting judgment could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

The Company received a letter from the Department of the Navy on February 14, 2007, conveying the Department’s concerns about the alleged “Qualified Products List” violation that has been under discussion with the Department of Justice (referenced above). The Department of the Navy has advised the Company that if this allegation is true, it could potentially result in the Company and its subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government. The Company intends to respond timely to the Department’s letter, and to cooperate fully with the Department in an effort to address the Department’s concerns. The Company believes that when the Department of the Navy has concluded its examination of the factual record, the Company’s position will be confirmed.

The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits is approximately $25 million, covering primarily the cost of repairing and replacing the affected sidewalls. These lawsuits are in early stages of pre-trial discovery and the Company believes that it has valid defenses to the claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any liability in accordance with the applicable policies.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May, 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers, and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

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

Note 11 – Acquisitions, Divestitures and Investments

During 2006, the Company completed five acquisitions at a total cost of approximately $283 million. The preliminary allocation of goodwill for these acquisitions amounted to $131 million. The final purchase price allocations will be completed during 2007.

In October 2006, the Company acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of approximately $46 million in cash. Dixie-Narco is the largest can / bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. The final purchase price allocations will be completed during 2007. Dixie-Narco was integrated into the Company’s Merchandising Systems segment.

In September 2006, the Company acquired all the outstanding capital stock of Noble Composites, Inc. (“Noble”) for a cash purchase price of approximately $72 million. The final purchase price allocations will be completed during 2007; based on the preliminary purchase price allocation, approximately 90% will be for the acquisition of goodwill and intangibles. Noble, located in Goshen, Indiana, was a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels for use by motor home and travel trailer manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into the Company’s Engineered Materials segment.

In June 2006, the Company acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of approximately $30 million. The final purchase price allocations will be completed during 2007; based on the preliminary purchase price allocation, approximately 43% will be for the acquisition of goodwill and intangibles. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production has been consolidated into the Company’s Merchandising Systems facility in St. Louis, Missouri. AP was integrated into the Company’s Merchandising Systems segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the Company acquired all of the outstanding capital stock of Telequip Corporation for a cash purchase price of approximately $45 million. The final purchase price allocations will be completed during 2007; based on the preliminary purchase price allocation, approximately 96% will be for the acquisition of goodwill and intangibles. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of approximately $20 million in 2006. Telequip was integrated into the Company’s Merchandising Systems segment.

In January 2006, the Company acquired substantially all of the assets of CashCode Co. Inc. (“Cash Code”), a manufacturer of banknote validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for approximately $86 million in cash. The final purchase price allocation was completed in 2006 and approximately 89% was for the acquisition of goodwill and intangibles. Cash Code had sales of approximately $48 million in 2005. Cash Code is located in Concord, Ontario, Canada and Kiev, Ukraine and employs approximately 350 people worldwide, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. Cash Code was integrated into the Company’s Merchandising Systems segment.

In April 2006, the Company completed the sale of the outstanding capital stock of Westad Industri A/S, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in the Company’s Fluid Handling segment. In May 2006, the Company completed the sale of substantially all of the assets of Resistoflex Aerospace, a manufacturer of high-performance hose and high pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex Aerospace was included in the Company’s Aerospace & Electronics segment. The Company recognized an $8.5 million net gain from these divestitures.

During 2005, the Company completed two acquisitions at a total cost of approximately $9 million. Goodwill for the 2005 acquisitions amounted to approximately $5 million.

In December 2005, the Company acquired In One Technologies, which is part of the Company’s Merchandising Systems segment for approximately $2 million.

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

In January 2004, the Company acquired P. L. Porter Co. (“Porter”) for a purchase price of $44 million. The fair value estimates of assets acquired and liabilities assumed have been finalized and the resulting goodwill is deductible for tax purposes. Porter is a leading manufacturer of motion control products for airline seating and has been integrated into the Company’s Burbank, California Aerospace facility. Porter holds leading positions in both electromechanical actuation and hydraulic/ mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million. The operations were integrated into the Company’s Aerospace & Electronics segment.

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

In December 2004, the Company sold the Victaulic trademark and related assets, acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. Group in June 2003, for $15 million in an all cash transaction. The Company realized an after-tax gain of $6.5 million, or $0.11 per share, on the sale.

All acquisitions were accounted for by the purchase method. The results of operations for all acquisitions have been included in the financial statements from their respective dates of purchase. Pro forma amounts for 2005 and 2004 acquisitions were not presented because their impact on results of operations was not material.

The unaudited pro forma information for the periods set forth below gives effect to the 2006 acquisitions as if they had occurred at the beginning of the period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time:

(in thousands except per share data)	2006	2005
Net sales	$2,462,504	$2,386,658
Net income	163,472	134,338
Diluted net income per share	$2.63	$2.22

Note 12 – Preferred Share Purchase Rights

On June 27, 1998, the Company adopted a Shareholder Rights Plan to replace the Plan that expired on that date. The Company distributed one preferred share purchase right for each outstanding share of common stock. The preferred rights were not exercisable when granted and may only become exercisable under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a person or affiliated persons. Depending upon the circumstances, if the rights become exercisable, the holder may be entitled to purchase shares of the Company’s Series A Junior Participating Preferred Stock, or shares of common stock of the acquiring person. Preferred shares purchasable upon exercise of the rights will not be redeemable.

PART II / ITEM 8

Each preferred share will be entitled to preferential rights regarding dividend and liquidation payments, voting power and, in the event of any merger, consolidation or other transaction in which common shares are exchanged, a preferential exchange rate. The rights will remain in existence until June 27, 2008, unless they are earlier terminated, exercised or redeemed. The Company has authorized five million shares of $.01 par value preferred stock, of which 500,000 shares have been designated as Series A Junior Participating Preferred Stock.

Note 13 – Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the Plan, options become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). The Stock Incentive Plan also provides for awards of restricted common stock to officers and other key employees, subject to forfeiture restrictions which lapse over time.

During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires an entity to measure and recognize the cost of employee services received in exchange for equity instrument awards based on the grant-date fair value of such awards. Previously, in accounting for its stock option compensation plans, the Company applied the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Intrinsic value is the amount by which the market price of the underlying stock exceeds the exercise price of the stock option or award on the measurement date, generally the date of grant. Prior to 2006, no stock option-based employee compensation expense was reflected in the Company’s net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. However, the required pro forma fair-value based compensation cost disclosure was provided in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”).

The Company elected to adopt the modified prospective application of SFAS 123R effective January 1, 2006. Under this method, compensation expense is recognized for both new awards and the unvested portion of previously issued awards outstanding as of the effective date over the period the requisite employee services are rendered.

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Dividend yield	1.37%	1.49%	1.20%
Volatility	26.40%	30.74%	29.63%
Risk-free interest rate	4.27%	3.65%	3.55%
Expected lives in year	4.20	4.20	3.95

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

Activity in the Company’s stock option plans for the year ended December 31, 2006 was as follows:

Stock Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period	6,125	$26.05
Granted	954	36.91
Exercised	(2,074)	25.31
Canceled	(194)	32.10
Options outstanding at end of period	4,811	28.28	4.25
Options exercisable at end of period	3,290	$25.26	4.09

The weighted-average fair value of options granted during 2006, 2005 and 2004 was $9.21, $7.26 and $8.42, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $7.3 million, $7.5 million and $6.7 million, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $34.2 million, $8.2 million and $8.5 million, respectively. The total cash received from these option exercises was $52.5 million, $22.2 million and $16.3 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $13.2 million, $3.4 million and $3.3 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $40.1 million and $34.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $8.1 million, $7.7 million and $4.1 million in 2006, 2005 and 2004, respectively. Changes in the Company’s restricted stock for the year ended December 31, 2006 were as follows:

Restricted Stock Activity	Restricted Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	642	$26.05
Granted	253	36.98
Vested	(247)	26.19
Forfeited	(28)	32.21
Unvested restricted stock at end of period	620	$30.18

Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method in accordance with APB 25. The following table illustrates the effect for the years ended December 31, 2005 and 2004 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148:

(in thousands)	Year ended December 31, 2005	Year ended December 31, 2004
Net income — as reported	$136,037	$(105,421)
Add: Stock-based employee compensation of $7,704 and $4,160 for the year ended 2005 and 2004, respectively included in reported income, net of related tax effects	5,008	2,704
Less: Total stock-based employee compensation expense of $15,446 and $11,294 for the years ended 2005 and 2004, respectively, determined under fair value based method for all awards, net of related tax effects	(10,321)	(7,063)
Net income — pro forma	$130,724	$(109,780)
Basic earnings per share:
As reported	$2.27	$(1.78)
Pro forma	2.19	(1.85)
Diluted earnings per share:
As reported	2.25	(1.78)
Pro forma	2.16	(1.85)

The Company recognized share-based compensation expense of $14.9 million ($0.16 per diluted share, after related tax benefit of $5.1 million) in 2006 as a component of selling, general and administrative expense. In 2005 and 2004, $7.7 million and $4.2 million, respectively, of share-based compensation expense was recognized, but because the Company adopted the new standard (SFAS 123R) prospectively as of January 1, 2006 it excludes expense related to stock options of $7.7 million and $7.1 million, respectively. At December 31, 2006, there was $18.5 million of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those awards. For the year ended December 31, 2006, cash flow from operating activities was decreased $7.7 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

Note 14 – Segment Information

The Company’s segments are reported on the same basis used internally for evaluating segment performance and for allocating resources. The Company has five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Beginning with the fourth quarter of 2006, the Company has included the Wireless Monitoring Systems and Crane Environmental businesses in the Controls segment, which were previously included in the Aerospace & Electronics and the Fluid Handling segments, respectively. Results for the past three years have been adjusted to reflect this change.

PART II / ITEM 8

Information by industry segment follows:

(in thousands)	2006	2005	2004
Aerospace & Electronics
Net sales — outside	$566,216	$536,829	$497,159
Net sales — intersegment	156	—	—
Operating profit	99,181	84,982	91,209
Assets	468,652	475,242	478,344
Goodwill	189,940	196,559	197,942
Capital expenditures	6,511	7,772	6,603
Depreciation and amortization	12,599	15,185	16,650
Engineered Materials
Net sales — outside	$309,258	$304,824	$276,186
Operating profit	50,252	62,982	54,072
Assets	264,282	189,353	188,212
Goodwill	154,030	122,636	123,040
Capital expenditures	5,059	5,565	1,516
Depreciation and amortization	5,625	4,173	4,316
Merchandising Systems
Net sales — outside	$257,818	$166,298	$169,205
Operating profit	17,529	12,797	9,722
Assets	338,207	104,162	121,709
Goodwill	146,236	43,057	44,227
Capital expenditures	3,117	1,544	3,219
Depreciation and amortization	12,662	5,381	6,165
Fluid Handling
Net sales — outside	$999,637	$936,633	$845,252
Net sales — intersegment	230	464	556
Operating profit	107,377	76,240	53,120
Assets	740,390	686,133	718,759
Goodwill	198,214	189,787	197,464
Capital expenditures	8,407	8,327	10,043
Depreciation and amortization	17,317	18,534	20,017
Controls
Net sales — outside	$123,960	$116,665	$102,533
Net sales — intersegment	68	145	291
Operating profit	10,052	8,320	6,001
Assets	56,213	56,132	58,478
Goodwill	16,316	16,316	16,408
Capital expenditures	1,364	1,260	1,124
Depreciation and amortization	2,494	2,393	2,543

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by industry segment (continued):

(in thousands)	2006	2005	2004
Consolidated net sales
Reporting segments	$2,257,343	$2,061,858	$1,891,182
Intersegment elimination	(454)	(609)	(847)
TOTAL NET SALES	$2,256,889	$2,061,249	$1,890,335
Operating profit (loss)
Reporting segments	$284,391	$245,321	$214,124
Corporate — before asbestos	(36,455)	(31,699)	(27,820)
Corporate expense — asbestos charge	—	—	(307,794)
Corporate expense — environmental charge	—	—	(40,000)
TOTAL OPERATING PROFIT (LOSS)	$247,936	$213,622	$(161,490)
Assets
Reporting segments	$1,867,744	$1,511,022	$1,565,502
Corporate	562,740	628,464	551,006
TOTAL ASSETS	$2,430,484	$2,139,486	$2,116,508
Goodwill
Reporting segments	$704,736	$568,355	$579,081
Capital expenditures
Reporting segments	$24,458	$24,468	$22,505
Corporate	2,713	2,696	2
TOTAL CAPITAL EXPENDITURES	$27,171	$27,164	$22,507
Depreciation and amortization
Reporting segments	$50,697	$45,666	$49,691
Corporate	3,588	2,345	1,865
TOTAL DEPRECIATION AND AMORTIZATION	$54,285	$48,011	$51,556

Information by geographic segments follows:

(in thousands)	2006	2005	2004
Net sales*
United States	$1,421,620	$1,311,535	$1,210,531
Canada	266,801	190,451	164,387
Europe	455,799	453,314	421,440
Other international	112,669	105,949	93,977
TOTAL NET SALES	$2,256,889	$2,061,249	$1,890,335
Assets*
United States	$1,104,738	$947,438	$988,414
Canada	205,490	86,948	87,808
Europe	495,084	419,596	451,041
Other international	62,432	56,896	47,741
Corporate	562,740	628,608	541,504
TOTAL ASSETS	$2,430,484	$2,139,486	$2,116,508

*	Net sales and Assets by geographic region are based on the location of the business unit.

PART II / ITEM 9

Note 15 – Quarterly Results For The Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First	Second	Third	Fourth	Year
2006
Net sales	$549,383	$558,150	$567,704	$581,652	$2,256,889
Cost of sales	371,501	376,421	378,055	399,656	1,525,633
Gross profit	177,882	181,729	189,649	181,996	731,256
Net income	37,399	44,463	46,043	37,982	165,887
Net income per basic share	0.62	0.73	0.75	0.62	2.72
Net income per diluted share	0.61	0.71	0.74	0.61	2.67
2005
Net sales	$507,061	$525,619	$522,231	$506,338	$2,061,249
Cost of sales	351,641	363,333	356,058	347,630	1,418,662
Gross profit	155,420	162,286	166,173	158,708	642,587
Net income	24,997	35,674	40,043	35,323	136,037
Net income per basic share	0.42	0.60	0.67	0.59	2.27
Net income per diluted share	0.42	0.59	0.66	0.58	2.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

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

Change in Internal Controls.  During the fiscal quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2007 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 9, 2007 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, its charters for its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2007 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2007.

PART III / ITEM 12

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2007 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 9, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	4,597,859	$28.36	1,605,188
2000 Non-employee Director Stock Compensation Plan	213,533	26.46	139,990
Equity compensation plans not approved by security holders	—	—	—
Total	4,811,392	$28.28	1,745,178

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2007 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 9, 2007.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2007 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 9, 2007.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:
		Page Number

	Report of Independent Registered Public Accounting Firm	31-32

	Consolidated Statements of Operations	33

	Consolidated Balance Sheets	34

	Consolidated Statements of Cash Flows	35

	Consolidated Statements of Changes in Shareholders’ Equity	36

	Notes to Consolidated Financial Statements	37

(2)	The following report and schedule should be read in connection with Crane Co.’s consolidated financial statements in Item 8.:

	—Report of Deloitte & Touche LLP dated February 26, 2007 on Crane Co.’s financial statement schedule (page 31).

	—Schedule II — Valuation and Qualifying Accounts (page 63).

(3)	Exhibits

Exhibit No.	Description

Exhibit 10.1	The form of Employment / Severance Agreement between the Company and certain executive officers which provide for the continuation of certain employee benefits upon a change of control.

Exhibit 10.2	The form of indemnification agreements entered into with each director and executive officer of the Company.

Exhibit 10.3	Time Sharing Agreements effective as of January 30, 2007, between the Company and R.S. Evans and E.C. Fast.

Exhibit 11	Computation of net income per share.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

(b)	Exhibits to Form 10-K — Documents incorporated by reference :

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)(b)	The Company’s By Laws, as amended on April 3, 2001 (incorporated by reference to Exhibit 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2003).

3)	Credit Agreement dated as of January 21, 2005 among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005).

(4)(b)	Preferred Share Purchase Rights Agreement dated as of June 27, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

PART IV / ITEM 15

(4)(c)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

Crane Co.

Schedule II — Schedule of Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2005 and 2006

(in thousands)

Description	Balance at January 1,	Amount charged to expense	Amount charged to other accounts	Deductions	Balance at December 31,
Accounts Receivable:
2004	$7,209	$10,643	$—	$10,116	$7,736
2005	$7,736	$11,138	$—	$13,022	$5,852
2006	$5,852	$11,335	$—	$7,995	$9,192
Non-U.S. and state deferred assets, excluding NOLs and credits	$3,072	$16,528	$—	$—	$19,600
Federal, state and non-U.S. NOLs and credits	23,944	1,934	—	—	25,878
Total — 2004*	$27,016	$18,462	$—	$—	$45,478
Non-U.S. and state deferred assets, excluding NOLs and credits	$19,600	$2,295	$—	$—	$21,895
Federal, state and non-U.S. NOLs and credits	25,878	—	—	482	25,396
Total — 2005*	$45,478	$2,295	$—	$482	$47,291
Non-U.S. and state deferred assets, excluding NOLs and credits	$21,895	$1,041	$251	$1,565	$21,622
Federal, state and non-U.S. NOLs and credits	25,396	1,297	—	7,288	19,405
Total — 2006*	$47,291	$2,338	$251	$8,853	$41,027

*	The above-mentioned valuation allowances are principally an offset to long-term deferred tax assets on the consolidated balance sheet.

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

By	/S/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 3/01/07

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/S/ J. ROBERT VIPOND	By	/S/ J. A. NANO
	J. Robert Vipond Vice President, Finance and Chief Financial Officer (Principal Financial Officer) Date 3/01/07		J. A. Nano Vice President, Controller (Principal Accounting Officer) Date 3/01/07

Directors

By	/S/ R.S. EVANS	By	/S/ E.T. BIGELOW, JR.	By	/S/ D.G. COOK
	R.S. Evans Date 2/26/07		E.T. Bigelow, Jr. Date 2/26/07		D.G. Cook Date 2/26/07
By	/S/ K. E. DYKSTRA	By	/S/ R.S. FORTÉ	By	/S/ D.R. GARDNER

	K. E. Dykstra Date 2/26/07		R.S. Forté Date 2/26/07		D.R. Gardner Date 2/26/07

By	/S/ J. GAULIN		/S/ W.E. LIPNER		/S/ P.R. LOCHNER, JR.

	J. Gaulin Date 2/26/07		W.E. Lipner Date 2/26/07		P.R. Lochner, Jr. Date 2/26/07

By	/S/ C.J. QUEENAN, JR.	By	/S/ J.L.L. TULLIS	By	/S/ R.F. MCKENNA

	C.J. Queenan, Jr. Date 2/26/07		J.L.L. Tullis Date 2/26/07		R.F. McKenna Date 2/26/07