Form 10-Q
period 2007-03-31
CRANE CO /DE/
filed 2007-05-07
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2007

Common stock, $1.00 Par Value – 59,778,206 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$628,217	$549,383
Operating costs and expenses:
Cost of sales	423,683	371,501
Selling, general and administrative	136,135	120,667

Operating profit	68,399	57,215
Other income (expense)
Interest income	1,313	708
Interest expense	(6,868)	(5,527)
Miscellaneous - net	1,813	1,261

	(3,742)	(3,558)

Income before income taxes	64,657	53,657
Provision for income taxes	21,012	16,258

Net income	$43,645	$37,399

Basic net income per share:	$0.72	$0.62

Diluted net income per share:	$0.71	$0.61

Average basic shares outstanding	60,209	60,718
Average diluted shares outstanding	61,207	61,801
Dividends per share	$0.15	$0.125

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$133,921	$138,607

Accounts receivable	358,102	330,146
Current insurance receivable - asbestos	21,000	52,500
Inventories:
Finished goods	116,488	109,856
Finished parts and subassemblies	40,537	39,644
Work in process	58,647	53,707
Raw materials	111,951	110,052

	327,623	313,259
Other current assets	63,547	45,897

Total current assets	904,193	880,409
Property, plant and equipment:
Cost	765,995	776,787
Less accumulated depreciation	489,312	487,232

	276,683	289,555

Insurance receivable - asbestos	164,030	170,400

Long-term deferred tax assets	164,297	171,164

Other assets	105,529	91,476

Intangible assets	118,979	122,744

Goodwill	709,246	704,736

Total assets	$2,442,957	$2,430,484

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
Liabilities and shareholders’ equity

Current liabilities:
Notes payable and current maturities of long-term debt	$11,310	$9,505
Accounts payable	172,479	161,270
Current asbestos liability	70,000	70,000
Accrued liabilities	194,551	196,723
U.S. and foreign taxes on income	32,436	24,428

Total current liabilities	480,776	461,926

Long-term debt	392,115	391,760

Accrued pension and postretirement benefits	62,798	59,996

Deferred tax liability	91,822	89,595

Long-term asbestos liability	442,877	459,567

Other liabilities	42,195	41,004

Minority interest	7,796	8,033

Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	137,022	134,798
Retained earnings	976,481	946,077
Accumulated other comprehensive income	78,639	73,175
Treasury stock	(341,990)	(307,873)

Total shareholders’ equity	922,578	918,603

Total liabilities and shareholders’ equity	$2,442,957	$2,430,484

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,793,940)	(11,953,521)

Common stock outstanding	59,632,199	60,472,618

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$43,645	$37,399
Income from joint venture	(1,017)	(1,761)
Depreciation and amortization	15,576	15,265
Stock-based compensation expense	4,304	4,082
Deferred income taxes	(9,819)	3,961
Cash used for operating working capital	(25,648)	(32,899)
Payments for asbestos-related fees and costs, net of insurance recoveries	21,180	(9,300)
Other	(11,332)	235

Total provided by operating activities	36,889	16,982

Investing activities:
Capital expenditures	(6,963)	(8,390)
Proceeds from disposition of capital assets	11,032	1,236
Payment for acquisition, net of cash acquired and liabilities assumed	(5)	(85,338)

Total provided by (used for) investing activities	4,064	(92,492)

Financing activities:
Equity:
Dividends paid	(9,050)	(7,623)
Reacquisition of shares on the open market	(40,001)	(12,041)
Stock options exercised - net of shares reacquired	(387)	8,396
Excess tax benefit from stock based compensation	690	1,716
Debt:
Repayments of long-term debt	(67)	(134)
Net increase (decrease) in short-term debt	1,800	(68)

Total used for financing activities	(47,015)	(9,754)

Effect of exchange rates on cash and cash equivalents	1,376	1,373

Decrease in cash and cash equivalents	(4,686)	(83,891)
Cash and cash equivalents at beginning of period	138,607	180,392

Cash and cash equivalents at end of period	$133,921	$96,501

Detail of cash used for working capital:
Accounts receivable	$(27,080)	$(20,310)
Inventories	(14,003)	(4,378)
Other current assets	508	(884)
Accounts payable	10,531	(2,183)
Accrued liabilities	(2,437)	(9,882)
U.S. and foreign taxes on income	6,833	4,738

Total	$(25,648)	$(32,899)

Supplemental disclosure of cash flow information:
Interest paid	$6,330	$6,627
Income taxes paid	20,848	4,976

See Notes to Consolidated Financial Statements.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim period presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for fiscal years beginning after December 15, 2006. See Note 8, “Income Taxes”, for further discussion of the impacts of FIN 48.

3.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net Sales:
Aerospace & Electronics	$148,392	$139,540
Engineered Materials	87,748	85,949
Merchandising Systems	97,364	52,556
Fluid Handling	263,124	242,179
Controls	31,762	29,329
Intersegment Elimination	(173)	(170)

Total	$628,217	$549,383

Operating Profit (Loss):
Aerospace & Electronics	$21,026	$22,406
Engineered Materials	16,038	15,740
Merchandising Systems	9,631	3,752
Fluid Handling	31,141	25,478
Controls	2,346	1,540
Corporate	(11,783)	(11,701)

Total	$68,399	$57,215

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006
Net income	$43,645	$37,399

Average basic shares outstanding	60,209	60,718
Effect of dilutive stock options	998	1,083

Average diluted shares outstanding	61,207	61,801
Basic net income per share	$.72	$.62
Diluted net income per share	$.71	$.61

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month periods ended March 31, 2007 and 2006 because they would not have had a dilutive effect (1.3 million average options for the first quarter of 2007 and 0.7 million average options for the first quarter of 2006).

5.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income	$43,645	$37,399
Foreign currency translation adjustments	5,463	6,307

Comprehensive income	$49,108	$43,706

6.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2007, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
Beginning claims	85,941	89,017	89,017
New claims	1,095	1,304	4,853
Settlements	(529)	(308)	(1,043)
Dismissals	(623)	(849)	(6,886)

Ending claims *	85,884	89,164	85,941

*	Does not include 36,281 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Of the 85,884 pending claims as of March 31, 2007, approximately 25,000 claims were pending in New York, approximately 28,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 4,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

Substantially all of the claims the Company resolves are concluded through settlements. The Company tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California, however, and received an adverse jury verdict on September 15, 2006. On October 10, 2006, the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company does not believe that the verdict was supported by the evidence. In addition, the Company believes that procedural irregularities prevented an appropriate determination of the Company’s alleged responsibility for plaintiffs’ injuries. The Company’s post-trial motions were denied by order dated December 15, 2006. On January 3, 2007, the Company appealed the judgment; the appeal is pending.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the three-month periods ended March 31, 2007 and 2006 totaled $21.1 million and $15.2 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. The Company’s total pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the three-month periods ended March 31, 2007 and 2006 totaled a $21.2 million net receipt in 2007 (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited (“Equitas”) and a $9.3 million net payment in 2006, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31, 2006	Cumulative to Date Through March 31, 2007
(in millions)	2007	2006
Settlement costs incurred (1)	$11.2	$5.8	$26.3	$93.7
Defense costs incurred (1)	9.9	9.4	42.8	126.4

Total costs incurred	$21.1	$15.2	$69.1	$220.1

Pre-tax cash receipts/(payments) (2)	$21.2	$(9.3)	$(40.6)	$(104.5)

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007. Cumulative amount includes certain legal fees and expenses related to the terminated MSA.

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

On July 22, 2005, the Company entered into an agreement to settle its insurance coverage claims for asbestos and other liabilities against certain underwriters at Lloyd’s of London reinsured by Equitas for a total payment of $33 million. Under the agreement, $1.5 million was paid to the Company in the third quarter of 2005. The balance of $31.5 million was placed into escrow for the payment of future asbestos claims and funds remaining in escrow were paid to the Company on January 4, 2007. The Company’s settlement with Equitas resolves all its claims against pre-1993 policies issued to the Company by certain underwriters at Lloyd’s of London and reinsured by Equitas.

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

Effective April 24, 2007, the Company and Employers Reinsurance Company (“ERC”) reached a settlement agreement pursuant to which, among other things, ERC’s insurance coverage obligations for asbestos claims under the two historical ERC policies issued to Crane Co. were released. The agreement with ERC also includes provisions for mutual releases and indemnification of ERC. A cash payment of $10 million under this agreement is due to the Company on or before May 15, 2007.

Effective April 27, 2007, the Company and the AIG Companies (“AIG”) entered into a coverage-in-place agreement for asbestos claims under the Company’s excess policies with AIG, including payment of $3.4 million for claims billed to AIG through February 20, 2007 which is due in several installments through October 5, 2007. The agreement with AIG also includes provisions for mutual releases, indemnification of AIG and claims handling procedures.

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

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year, the jurisdictions where such claims are filed and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to hold $25 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate. While it is reasonably possible that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2011. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2011.

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2007. A liability of $512.9 million has been recorded to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 44% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $185 million has been recorded representing the probable insurance reimbursement for such claims.

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

Other Contingencies

Environmental Matters

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

On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. The Company’s estimated liability for the costs of such activities through 2014 was $19.1 million as of March 31, 2007, which is included in current accrued liabilities and other liabilities in the Company’s consolidated balance sheet as of that date.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government will contribute 21 percent of qualifying costs for costs of investigation and remediation activities at the Site.

False Claims Proceeding

The Company engaged in discussions with attorneys from the Civil Division of the U.S. Justice Department for over a year regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. On March 31, 2007 the Department of Justice filed a complaint against the Company in the United States District Court for the Southern District of Texas seeking unspecified damages for violations of the False Claims Act, and other common law claims. The complaint alleges that CVNA failed to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003. The Company believes that it has valid defenses to these claims, and will defend itself vigorously at trial; however, the ultimate resolution of these claims could have a material adverse effect on the Company’s results of operations and cash flows in the periods when the claims are resolved.

The Company received a letter from the Department of the Navy on February 14, 2007, conveying the Navy’s concerns about the alleged Qualified Products List violations raised by the Department of Justice. The Department of the Navy has advised the Company that if this allegation is true, it could potentially result in the Company and its subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government. The Company has responded to the Navy’s letter, and the Company will continue to cooperate fully with the Department in an effort to address the Navy’s concerns. The Company believes that when the Department of the Navy has concluded its examination of the factual record, the Company’s position will be confirmed. If the Company were debarred from doing business with the U.S. Government, it would have a material adverse effect on the Company’s results of operations.

Other Proceedings

The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits are approximately $13 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. These lawsuits are in early stages of pre-trial discovery and the Company believes that it has valid defenses to the claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any liability in accordance with the applicable policies.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May, 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiffs are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

its insurance carriers, and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

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

7.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
(In Thousands)
Service cost	$4,228	$4,370	$40	$41
Interest cost	8,397	7,712	268	284
Expected return on plan assets	(10,408)	(9,817)	—	—
Amortization of prior service cost	177	130	(21)	(21)
Amortization of net loss	295	548	(76)	(40)

Net periodic cost	$2,689	$2,943	$211	$264

The Company expects, based on current actuarial calculations, to contribute cash of approximately $5 million to its domestic and foreign defined benefit plans and $2 million to its other postretirement benefit plans in 2007. The Company contributed cash of $8.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2006. During the first three months of 2007, the Company contributed $1.9 million to its defined benefit plans and $0.6 million to its other postretirement benefit plans. However, cash contributions for the remainder of 2007 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

8.	Income Taxes

As discussed in Note 2, New Accounting Pronouncement, the Company adopted the provisions of FIN 48 as of January 1, 2007. The Company did not recognize a change in its liability for unrecognized tax benefits as a result of the implementation of FIN 48. The total amount of the Company’s unrecognized tax benefits as of the date of adoption was approximately $5.6 million. The total amount of unrecognized tax benefits (including interest) at the date of adoption that, if recognized, would affect the Company’s effective tax rate was approximately $4.7 million.

The Company includes interest accrued related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes. The total amount of accrued interest reflected in the Company’s Consolidated Balance Sheet as of the date of adoption was approximately $509,000.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2004. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2005 federal income tax return. At this time, the Company anticipates that the IRS will complete its examination by December 31, 2007. With few exceptions, the

Part I - Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2002. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of the date of adoption of FIN 48, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $2.7 million during the next twelve months as a result of the closure of federal, state and non-U.S. income tax audits as well as the expiration of state statutes of limitation on the assessment and collection of income taxes.

The Company calculated its income tax provision for the three months ended March 31, 2007 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28,

“Interim Financial Reporting,” Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 32.5% for the three months ended March 31, 2007 is higher than the Company’s effective tax rate of 30.3% for the three months ended March 31, 2006. The increase in the 2007 tax rate above 2006 reflects the benefit of the completion of a major element of the 2003-2004 IRS audit during the first quarter of 2006, the statutory expiration of the U.S. export tax benefit as of December 31, 2006 and incremental taxes from increased dividends from foreign subsidiaries in 2007. These factors were partially offset by the inclusion of the U.S. federal research and development tax credit in the first quarter of 2007 as a result of its statutory reinstatement in December 2006 and a statutory increase in 2007 of the amount of the U.S. federal tax benefit on domestic manufacturing activities.

The Company’s effective tax rate for the three months ended March 31, 2007 is lower than the statutory U.S. federal tax rate primarily as a result of state taxes, net of the U.S. federal tax benefit and the repatriation of foreign earnings taxed at lower rates than the U.S. statutory tax rate, offset by earnings in foreign jurisdictions with tax rates below the U.S. statutory rate, the U.S. research and development tax credit and the U.S. federal tax benefit on domestic manufacturing activities.

9.	Miscellaneous – Net

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Gain on sales of assets	$959	$34
Equity joint venture income	1,017	1,761
Other	(163)	(534)

	$1,813	$1,261

The gain on sales of assets in the three month period ended March 31, 2007 was higher than in the comparable quarter in the prior year from the gain in 2007 on the sale of the corporate airplane.

10.	Long-term Debt and Notes Payable

Long-term debt, net of deferred financing costs of $6.1 million and original issue discount of $1.9 million, was $392 million at March 31, 2007, comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and the $200 million 6.55% notes due 2036. There also were notes payable and other short-term debt under unsecured credit lines of $11.3 million at March 31, 2007.

11.	Supplemental Cash Flows Information

In the first quarter of 2007, the Company sold its corporate aircraft, receiving proceeds of approximately $11 million (classified as cash provided from investing activities), and used these proceeds as the initial payment on an operating lease for a used but newer aircraft replacement (classified as cash used for operating activities).

12.	Commitments and Guarantees

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company. This commitment is secured by the leased airplane and the fair value of the residual value guarantee was recorded as a $0.6 million liability at March 31, 2007.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These statements present management’s expectations, beliefs, plans and objectives regarding future financial performance, and assumptions or judgments concerning such performance. Any discussions contained in this Quarterly Report on 10-Q, except to the extent that they contain historical facts, are forward-looking and accordingly involve estimates, assumptions, judgments and uncertainties. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission and are incorporated by reference herein.

Results from Operations

First quarter of 2007 compared with first quarter of 2006

First quarter 2007 sales increased $78.8 million, or 14%, including core business growth of $27.6 million (5%), sales from acquired businesses (CashCode, Dixie-Narco, Automatic Products, Telequip and Noble Composites) of $50.4 million (9%) and favorable foreign currency translation of $12.0 million (2%), reduced by lower sales from businesses divested in 2006 of $11.2 million (2%). Operating profit of $68.4 million increased 20% compared with $57.2 million in the prior year quarter. The largest increases in our operating profit came from our Fluid Handling and Merchandising Systems businesses. Net income was $43.6 million, or $.71 per share, in the first quarter of 2007 compared with net income of $37.4 million, or $.61 per share, in the first quarter of 2006.

Net sales related to operations outside the U.S. for the three-month periods were 36.3% and 36.5% in 2007 and 2006, respectively.

Order backlog at March 31, 2007 totaled $727 million, 17% higher than the backlog of $622 million at March 31, 2006 and 7% higher than $677 million at December 31, 2006.

Segment Results

All comparisons below refer to the first quarter 2007 versus the first quarter 2006 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2007	2006
Sales	$148.4	$139.5	$8.9	6%
Operating Profit	$21.0	$22.4	$(1.4)	(6)%
Profit Margin	14.2%	16.1%

The first quarter 2007 sales increase of $8.9 million reflected a sales increase of $10.1 million in the Aerospace Group and a decrease of $1.2 million in the Electronics Group. Segment operating profit declined as a result of a decrease of $1.3 million in the Aerospace Group.

Aerospace Group sales of $99.6 million increased $10.1 million, or 11%, from $89.5 million in the prior year period. Resistoflex Aerospace, which was sold in May 2006, had sales of $4.1 million in the first quarter of 2006. Excluding Resistoflex Aerospace, sales increased $14.2 million or 17% over the first quarter of 2006. The $1.3 million decrease in operating profit resulted from higher engineering spending of $4.6 million largely on programs to be completed in 2007, and a recall of certain pump connectors as a result of a supplier quality issue, which more than offset the profits associated with higher sales. Backlog at the end of the first quarter of 2007 (excluding Resistoflex) increased 18% over the first quarter of 2006.

Electronics Group sales of $49.0 million decreased $1.2 million, or 2%, due to lower sales in microwave and electronic manufacturing services solutions. Operating profit was equal to the first quarter of 2006. Strong orders in the custom power and micro electronics businesses in the first quarter resulted in Electronics backlog at the end of the first quarter being $13 million, or 9%, higher than the prior year.

The Aerospace & Electronics segment backlog was $405.8 million at March 31, 2007 compared with $363.4 million at March 31, 2006 and $396.8 million at December 31, 2006.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

	First Quarter		Change
(dollars in millions)	2007	2006
Sales	$87.7	$85.9	$1.8	2%
Operating Profit	$16.0	$15.7	$0.3	2%
Profit Margin	18.3%	18.3%

The first quarter 2007 sales were higher than the prior year period as sales of $12.8 million from Noble Composites, acquired in September 2006, more than offset lower volumes to the Company’s traditional recreational vehicle, transportation and building products customers. Operating profit in 2007 increased slightly as the benefit of the Noble acquisition offset reduced operating profit in the base business from lower sales and continued product support costs in the recreational vehicle market.

The Engineered Materials segment backlog was $17.4 million at March 31, 2007, compared with $17.0 million at March 31, 2006 and $13.2 million at December 31, 2006.

Merchandising Systems

	First Quarter		Change
(dollars in millions)	2007	2006
Sales	$97.4	$52.6	$44.8	85%
Operating Profit	$9.6	$3.8	$5.8	153%
Profit Margin	9.9%	7.1%

Merchandising Systems sales increased $44.8 million, or 85%, driven primarily by increased sales of $37.6 million from the CashCode, Telequip, Dixie-Narco, and Automatic Products acquisitions. Operating profit improved by $5.8 million. This strong improvement resulted from leveraging sales growth at CashCode and NRI, and a modest increase in core North American vending.

The Merchandising Systems segment backlog was $33.2 million at March 31, 2007, compared with $14.8 million at March 31, 2006 and $33.2 million at December 31, 2006.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2007	2006
Sales	$263.1	$242.2	$20.9	9%
Operating Profit	$31.1	$25.5	$5.6	22%
Profit Margin	11.8%	10.5%

The first quarter sales increased $20.9 million, or 9%, including $18.8 million (8%) of core sales, favorable foreign currency translation of $9.2 million (4%), partially offset by lower sales from the divestiture of Westad of $7.1 million (3%). Backlog at the end of the first quarter of 2007 (excluding Westad) increased 31% over the first quarter of 2006. Operating profit increased $5.6 million, or 22%, as the sales increase was effectively leveraged with margins improving to 11.8% from 10.5%.

Valve Group sales were $196.5 million in the first quarter of 2007 compared with $173.3 million in the first quarter of 2006, an increase of 13%. Valve Group core sales growth was $20.3 million (12%), favorable currency translation was $10.0 million (5%), partially offset by $7.1 million (4%) of sales of Westad. Core sales improved from increased demand for industrial valves, particularly from the chemical / pharmaceutical and energy industries, and generally higher demand from many commercial applications. Sales growth was effectively leveraged with operating profit increasing 46%, from $16.8 million to $24.5 million. Profit margin of 12.4% increased from 9.6% in the prior year.

Crane Pumps & Systems sales of $24.2 million decreased $3.4 million, or 12%, reflecting generally softer demand in residential building and municipal projects. Profit margin of 9.0%, while improved from the fourth quarter of 2006, was down from 14.9% in the prior year primarily as a result of lower sales.

Crane Supply sales of $42.4 million increased $1.1 million, or 3%. Core sales growth of $1.8 million was partially offset by $0.7 million of unfavorable foreign currency translation. Profit margin was 10.5% in 2007, slightly below 11.1% in 2006.

The Fluid Handling segment backlog was $237 million at March 31, 2007, compared with $203 million at March 31, 2006 ($181 million excluding Westad) and $211 million at December 31, 2006.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Controls

	First Quarter		Change
(dollars in millions)	2007	2006
Sales	$31.8	$29.3	$2.5	9%
Operating Profit	$2.3	$1.5	$0.8	53%
Profit Margin	7.4%	5.2%

Sales increased 9% because of higher demand for products in the transportation, oil and gas exploration, gas transmission, and water treatment markets. Operating profit increased 53% reflecting good leverage and cost control.

The Controls segment backlog was $33.2 million at March 31, 2007, compared with $23.6 million at March 31, 2006 and $23.0 million at December 31, 2006.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 22.6% of capital (net debt plus shareholders’ equity) at March 31, 2007, compared with 22.2% at December 31, 2006. Net debt is a non-GAAP measure that provides useful information about the Company’s ability to satisfy its debt obligations with currently available funds.

Liquidity and Capital Resources

Cash provided by operating activities was $36.9 million in the first quarter of 2007 compared with $17.0 million last year. The increase was due to stronger earnings and insurance receipts from asbestos claims. The Company’s total pre-tax cash receipts/payments for asbestos settlement and defense costs, including payments from insurers, in the three-month period ended March 31, 2007 and 2006 totaled a $21.2 million net receipt in 2007 (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited) and a $9.3 million net payment in 2006, respectively. In the first quarter of 2007, the Company sold its corporate aircraft for approximately $11 million replacing it with a used, but newer aircraft under an operating lease with an $11 million initial payment requirement. The lease is a seven year operating lease which includes a $14.1 million residual value guarantee by the Company. Capital expenditures were $7.0 million in the first quarter of 2007, compared with $8.4 million in the first quarter of 2006. In the third quarter of 2006, the dividend was increased 20%, and, as a result, the Company paid $9.0 million in dividends to shareholders in the first quarter of 2007, compared with $7.6 million in the first quarter of 2006. In the first quarter of 2007, the Company repurchased 1,020,870 shares of its common stock on the open market at a cost of $40 million.

At March 31, 2007, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This facility is available for general corporate purposes, including acquisitions. Long-term debt, net of deferred financing costs, was $392.1 million at March 31, 2007 comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and $200 million 6.55% notes due 2036. The Company had $10.6 million outstanding at March 31, 2006 under domestic unsecured money market bid rate credit lines.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2007, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 6, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

Other than as disclosed in Item 1, Legal Proceedings, above, there has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1-28	498,900	$39.37	—	—
March 1-31	521,970	$39.00	—	—

Total	1,020,870	$39.18	—	—

The table above only includes the open-market repurchases of the Company’s common stock in 2007. The Company also routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and restricted stock awards from stock-based compensation participants.

Part II – Other Information

Item 4. Submission of Matters to a vote of Security Holders

A)	The Annual Meeting of Shareholders was held on April 23, 2007.

B)	The following four Directors were elected to serve for three years until the Annual Meeting in 2010.

Ms. Karen E. Dykstra

Mr. Richard S. Forte

Mr. William E. Lipner

Mr. James L. L. Tullis

The following Director was elected to serve for one year until the Annual Meeting in 2008.

Mr. Philip R. Lochner, Jr.

The following Directors’ terms of office continue following the Annual Meeting: E. Thayer Bigelow, Donald G. Cook, R. S. Evans, Eric C. Fast, Dorsey R. Gardner, Ronald F. McKenna and Charles J. Queenan, Jr.

C)	The following four Directors were elected to serve for three years until the Annual Meeting in 2010.

Ms. Karen E. Dykstra
Vote for	53,382,175
Vote withheld	883,567

Mr. Richard S. Forte
Vote for	53,025,399
Vote withheld	1,240,343

Mr. William E. Lipner
Vote for	52,373,878
Vote withheld	1,891,863

Mr. James L. L. Tullis
Vote for	52,340,883
Vote withheld	1,924,859

The following Director was elected to serve for one year until the Annual Meeting in 2008.

Mr. Philip R. Lochner, Jr.
Vote for	53,303,554
Vote withheld	962,187

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2006.

Vote for	53,505,730
Vote against	676,818
Abstained	83,193

The shareholders approved the 2007 Stock Incentive Plan.

Vote for	37,408,048
Vote against	6,842,614
Abstained	4,352,334
Non-Votes	5,662,745

The shareholders approved the 2007 Non-Employee Director Compensation Plan.

Vote for	37,420,672
Vote against	6,850,869
Abstained	4,331,456
Non-Votes	5,662,745

The shareholders rejected a shareholder’s proposal concerning the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	5,527,467
Vote against	40,333,514
Abstained	2,742,015
Non-Votes	5,662,745

Part II – Other Information

Item 5. Other Information

Departure of Directors or Certain Officers

Joan Atkinson Nano, Vice President, Controller and Principal Accounting Officer, resigned effective May 4, 2007. Robert Vipond, Vice President, Finance and Chief Financial Officer, is serving as interim Controller and Principal Accounting Officer pending the hiring of a replacement controller.

As previously disclosed in the Company’s Proxy Statement dated March 9, 2007, Mr. Jean Gaulin retired from the Board of Directors as of the date of the Company’s Annual Meeting, April 23, 2007.

Other Appointments

On May 1, 2007, Mr. Thomas J. Craney was named President, Crane Composites Group. Most recently, Mr. Craney had been Vice President—Building Materials Sales at Owens Corning.

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

CRANE CO.
REGISTRANT

Date
May 7, 2007	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
May 7, 2007	By	/s/ J. Robert Vipond
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