Form 10-Q
period 2007-06-30
CRANE CO /DE/
filed 2007-08-06
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2007

Common stock, $1.00 Par Value – 59,903,513 shares

Part I – Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$660,897	$558,151	$1,289,115	$1,107,533

Operating costs and expenses:
Cost of sales	452,273	376,423	875,957	747,923
Selling, general and administrative	136,827	115,638	272,962	236,303

Operating profit	71,797	66,090	140,196	123,307

Other income (expense)
Interest income	989	903	2,302	1,611
Interest expense	(6,901)	(5,496)	(13,769)	(11,023)
Miscellaneous - net	931	4,422	2,744	5,681

	(4,981)	(171)	(8,723)	(3,731)

Income before income taxes	66,816	65,919	131,473	119,576
Provision for income taxes	21,080	21,456	42,092	37,714

Net income	$45,736	$44,463	$89,381	$81,862

Basic net income per share:	$0.77	$0.73	$1.49	$1.34

Diluted net income per share:	$0.75	$0.71	$1.46	$1.32

Average basic shares outstanding	59,767	60,995	60,039	60,876
Average diluted shares outstanding	60,882	62,338	61,096	62,192
Dividends per share	$0.150	$0.125	$0.30	$0.25

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets

Current assets
Cash and cash equivalents	$135,075	$138,607

Accounts receivable	387,656	330,146
Current insurance receivable - asbestos	21,000	52,500
Inventories:
Finished goods	112,903	109,856
Finished parts and subassemblies	41,143	39,644
Work in process	59,499	53,707
Raw materials	117,839	110,052

	331,384	313,259

Other current assets	65,088	45,897

Total current assets	940,203	880,409

Property, plant and equipment:
Cost	785,486	776,787
Less accumulated depreciation	503,446	487,232

	282,040	289,555

Insurance receivable - asbestos	145,608	170,400

Long-term deferred tax assets	164,962	171,164

Other assets	116,077	91,476

Intangible assets	116,397	122,744

Goodwill	721,376	704,736

Total assets	$2,486,663	$2,430,484

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
Liabilities and shareholders' equity

Current liabilities:
Notes payable and current maturities of long-term debt	$917	$9,505
Accounts payable	184,850	161,270
Current asbestos liability	70,000	70,000
Accrued liabilities	205,018	196,723
U.S. and foreign taxes on income	22,024	24,428

Total current liabilities	482,809	461,926

Long-term debt	398,211	391,760

Accrued pension and postretirement benefits	63,499	59,996

Deferred tax liability	95,407	89,595

Long-term asbestos liability	418,483	459,567

Other liabilities	45,009	41,004

Minority interest	8,004	8,033

Shareholders' equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	138,151	134,798
Retained earnings	1,015,376	946,077
Accumulated other comprehensive income	93,950	73,175
Treasury stock	(344,662)	(307,873)

Total shareholders' equity	975,241	918,603

Total liabilities and shareholders' equity	$2,486,663	$2,430,484

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,693,766)	(11,953,521)

Common stock outstanding	59,732,373	60,472,618

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$89,381	$81,862
Income from joint venture	(2,545)	(3,219)
Gain on divestitures	—	(8,267)
Depreciation and amortization	31,068	26,797
Stock-based compensation expense	7,376	8,119
Deferred income taxes	(9,468)	(1,506)
Cash used for operating working capital	(46,132)	(34,148)
Receipts (Payments) for asbestos-related fees and costs, net of insurance recoveries	15,208	(9,080)
Other	(14,131)	6,704

Total provided by operating activities	70,757	67,262

Investing activities:
Capital expenditures	(21,831)	(17,001)
Proceeds from disposition of capital assets	11,236	2,854
Proceeds from divestitures	—	25,880
Payment for acquisitions, net of cash acquired and liabilities assumed	145	(149,065)

Total used for investing activities	(10,450)	(137,332)

Financing activities:
Equity:
Dividends paid	(18,039)	(15,292)
Reacquisition of shares on the open market	(50,001)	(24,999)
Stock options exercised - net of shares reacquired	7,144	18,643
Excess tax benefit from stock-based compensation	2,127	6,775
Debt:
Repayments of long-term debt	(89)	(208)
Net (decrease) increase in short-term debt	(8,608)	(68)

Total used for financing activities	(67,466)	(15,149)

Effect of exchange rates on cash and cash equivalents	3,627	4,991

(Decrease) increase in cash and cash equivalents	(3,532)	(80,228)
Cash and cash equivalents at beginning of period	138,607	180,392

Cash and cash equivalents at end of period	$135,075	$100,164

Detail of Cash Used for Working Capital
Accounts receivable	$(51,482)	$(31,378)
Inventories	(12,653)	(6,173)
Other current assets	742	3,287
Accounts payable	19,503	2,181
Accrued liabilities	1,645	(1,549)
U.S. and foreign taxes on income	(3,887)	(516)

Total	$(46,132)	$(34,148)

Supplemental disclosure of cash flow information:
Interest paid	$13,533	$11,084
Income taxes paid	49,538	9,558

See Notes to Consolidated Financial Statements.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are applicable to the Company effective January 1, 2007. See Note 9, “Income Taxes”, for further discussion of the impacts of FIN 48.

3.	Segment Results

Net sales and operating profit by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net Sales
Aerospace & Electronics	$160,172	$141,453	$308,564	$280,993
Engineered Materials	87,712	82,345	175,461	168,295
Merchandising Systems	100,563	53,625	197,927	106,182
Fluid Handling	281,411	249,995	544,535	492,173
Controls	31,244	30,904	63,006	60,233
Intersegment Elimination	(205)	(171)	(378)	(343)

Total	$660,897	$558,151	$1,289,115	$1,107,533

Operating Profit
Aerospace & Electronics	$24,365	$25,967	$45,391	$48,373
Engineered Materials	17,933	13,151	33,971	28,890
Merchandising Systems	11,912	4,462	21,543	8,214
Fluid Handling	33,396	29,931	64,537	55,409
Controls	2,855	3,254	5,202	4,793
Corporate	(18,664)	(10,675)	(30,448)	(22,372)

Total	$71,797	$66,090	$140,196	$123,307

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

4.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net income	$45,736	$44,463	$89,381	$81,862
Average basic shares outstanding	59,767	60,995	60,039	60,876
Effect of dilutive stock options	1,115	1,343	1,057	1,316

Average diluted shares outstanding	60,882	62,338	61,096	62,192
Basic net income per share	$0.77	$0.73	$1.49	$1.34
Diluted net income per share	0.75	0.71	1.46	1.32

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and six-month periods ended June 30, 2007 and 2006 because they would not have had a dilutive effect (0.7 million and 0.9 million average options for the second quarter of 2007 and 2006, respectively, and 1.0 million and 0.8 million average options for the first half of 2007 and 2006, respectively).

5.	Comprehensive Income

Total comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net income	$45,736	$44,463	$89,381	$81,862
Foreign currency translation adjustments	15,312	25,444	20,775	31,751

Comprehensive income	$61,048	$69,907	$110,156	$113,613

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

6.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Balance at beginning of period, net of accumulated amortization	$704,736	$568,355
Additions	8,467	130,965
Divestitures	—	(5,370)
Translation and other adjustments	8,173	10,786

Balance at end of period, net of accumulated amortization	$721,376	$704,736

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Balance at beginning of period, net of accumulated amortization	$122,744	$60,735
Additions	—	76,191
Translation and other adjustments	2,191	(296)
Amortization expense	(8,538)	(13,886)

Balance at end of period, net of accumulated amortization	$116,397	$122,744

A summary of intangible assets follows:

	June 30, 2007		December 31, 2006
(in thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$88,338	$42,689	$88,004	$40,530
Customer Relationships and backlog	79,362	19,013	79,204	14,362
Drawings	10,825	9,400	10,825	9,199
Other	13,697	4,723	11,662	2,860

	$192,222	$75,825	$189,695	$66,951

Amortization expense for these intangible assets is currently estimated to be approximately $14.1 million in 2008, $13.0 million in 2009, $12.1 million in 2010, $9.5 million in 2011 and $6.7 million in 2012.

Intangible assets totaled $116.4 million, net of accumulated amortization of $75.8 million at June 30, 2007. Included within this amount is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

7.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2007, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2007	2006	2007	2006	2006
Beginning claims	85,884	89,164	85,941	89,017	89,017
New claims	902	978	1,997	2,282	4,853
Settlements	(271)	(264)	(800)	(572)	(1,043)
Dismissals	(1,863)	(1,045)	(2,486)	(1,894)	(6,886)

Ending claims *	84,652	88,833	84,652	88,833	85,941

*	Does not include 36,282 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 84,652 pending claims as of June 30, 2007, approximately 25,000 claims were pending in New York, approximately 27,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 3,600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits. The balance of the claims are pending in a number of jurisdictions in which settlement and defense costs are affected by a number of factors as described below.

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

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the six-month periods ended June 30, 2007 and 2006 totaled $41.3 million and $31.2 million, respectively. In

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and payments of both settlement amounts and defense costs by insurers are subject to delays due to the transition from the Company’s primary insurers to its excess insurers. The Company’s pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the six-month periods ended June 30, 2007 and 2006 totaled a $15.2 million net receipt in 2007 (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited (“Equitas”) and a $9.1 million net payment in 2006, respectively.) Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,	Cumulative to date through June 30,
(In millions)	2007	2006	2007	2006	2006	2007
Settlement costs incurred (1)	$8.1	$5.5	$19.3	$11.3	$26.3	$101.8
Defense costs incurred (1)	12.1	10.5	22.0	19.9	42.8	138.5

Total costs incurred	$20.2	$16.0	$41.3	$31.2	$69.1	$240.3

Pre-tax cash payments/(receipts)(2)	$6.0	$(0.2)	$(15.2)	$9.1	$40.6	$110.5

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007. The cumulative amount includes certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

The Company has negotiated coverage-in-place and other agreements with several of its excess insurers whose policies provide substantial insurance coverage for asbestos liabilities. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims cost to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers.

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

Effective September 7, 2006, the Company entered into a coverage-in-place agreement with Sentry Insurance (“Sentry”), regarding an excess policy issued by Sentry’s predecessor, Dairyland Insurance Company. The agreement with Sentry also includes provisions for mutual releases, indemnification of Sentry and claims handling procedures.

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

Effective April 24, 2007, the Company and Employers Reinsurance Company (“ERC”) reached a settlement agreement pursuant to which, among other things, ERC’s insurance coverage obligations for asbestos claims under the two historical ERC policies issued to Crane Co. were released. The agreement with ERC also includes provisions for mutual releases and indemnification of ERC. A cash payment of $10 million under this agreement was received by the Company in May 2007.

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

Effective July 11, 2007, the Company and Allstate Insurance Company, successor in interest to Northbrook Excess and Surplus Insurance Company, formerly Northbrook Insurance Company (“Allstate”), entered into a coverage-in-place agreement for asbestos claims under the Company’s excess policies with Allstate, including payment of $5.5 million for claims billed to Allstate through May 24, 2007 which is due on or before October 2, 2007. The agreement with Allstate also includes provisions for mutual releases, indemnification of Allstate and claims handling procedures.

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

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Alschuler, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviewed information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs was based largely on the Company’s experience during 2005 and 2006 for claims filed, settled and dismissed. The Company’s experience was compared to the results of previously conducted epidemiological studies estimating the number of people likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimated the number of future claims that would be filed, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts and is the same methodology that is utilized by the expert who is routinely retained by the asbestos claimants committee in asbestos-related bankruptcies. After discussions with the Company, HR&A assumed that costs of defending asbestos claims in the tort system would increase to $45 million in 2007 and remain at that level (with increases of 4.5% per year for inflation) indexed to the number of estimated pending claims in future years. Based on this information, HR&A compiled an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two years and covering claims expected to be filed through the year 2011. Although the methodology used by HR&A will also show claims and costs for periods subsequent to 2011 (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond 2011, particularly given among other things the possibility of federal legislation within that time frame.

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

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Management has made its best estimate of the costs through 2011 based on the analysis by HR&A completed in January 2007. A liability of $488.5 million has been recorded as of June 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2011, of which approximately 44% is attributable to settlement and defense costs for future claims projected to be filed through 2011. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability. An asset of $166.6 million has been recorded as of June 30, 2007 representing the probable insurance reimbursement for such claims.

Historically, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. Following the exhaustion of most of that primary coverage, and in accordance with the settlement agreements discussed above, certain of the Company’s excess insurers have begun reimbursing the Company for a significant portion of its settlement and defense costs. The Company has substantial excess coverage policies in addition to those bound by the settlement agreements described above that are also expected to respond to asbestos claims as settlements and other payments exhaust the underlying policies. The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 40%.

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

On April 8, 2005, the insurer plaintiffs filed an Amended Complaint raising five counts against the Company. The Amended Complaint sought: (i) declaratory relief regarding the Company’s rights to coverage, if any, under the policies; (ii) declaratory relief regarding the Company’s alleged breaches of the policies in connection with an alleged increase in asbestos claim counts; (iii) a declaration of no coverage in connection with allegedly time-barred claims; (iv) declaratory relief against the Company and the other insurer defendants for allocation of damages that may be covered under the insurance policies; and (v) preliminary and permanent injunctive relief. On April 18, 2005, the Company moved to dismiss the claims for injunctive relief on the grounds that the Court had no jurisdiction to consider the claims because they were speculative and unripe. On October 19, 2005, the Court denied the Company’s motion to dismiss, ruling that the injunctive claims were not unripe. Nonetheless, the Court noted that the Company later could seek summary judgment in connection with the injunctive claims if discovery shows them to be without factual basis.

Everest Reinsurance Company and Mt. McKinley Insurance Company (collectively, “Everest”) were two of the plaintiffs in the Connecticut state court action. As referenced above, effective April 10, 2006, the Company and Everest reached a settlement agreement pursuant to which, among other things, Everest’s insurance coverage obligations for asbestos claims under the three historical Everest policies issued to Crane Co. were released in exchange for a $3.8 million cash payment, which was received by the Company on April 21, 2006. As also referenced above, effective December 22, 2006, the Company and two of the other plaintiffs in the action, Century Indemnity Company and ACE Property and Casualty Company (collectively “ACE”), reached an agreement pursuant to which, among other things, they established a coverage-in-place arrangement for asbestos claims under the Company’s excess policies with ACE.

Following the Company’s settlements with the two plaintiff insurer groups, and its settlements with various other insurers as reported above, all parties agreed to a dismissal of the Connecticut state court action. Upon stipulations of dismissal and agreement of all parties, the Court issued an order dismissing the action on July 6, 2007.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated.

Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at June 30, 2007 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation.

On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. The Company’s estimated liability for the costs of such activities through 2014 was $18.4 million as of June 30, 2007, which is included in current accrued liabilities and other liabilities in the Company’s consolidated balance sheet as of that date.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government will reimburse the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site.

The EPA and the DOJ have alleged that one of the Company’s subsidiaries (Crane Composites, Inc.) is in violation of certain Clean Air Act regulations and a Clean Air Act operating permit at a manufacturing facility located in Channahon, Illinois. The allegations originated from a neighbor’s complaint in late 2003 about an odor emanating from the facility. The Company has cooperated with EPA’s investigation, and it continues to have discussions with the EPA and the DOJ in an effort to resolve the dispute. The Company has also engaged in pre-litigation settlement discussions with the DOJ and EPA to resolve their claim for a civil penalty relative to the alleged violations. The DOJ has demanded a civil penalty in the amount of $1.2 million. While the Company believes that it has not violated the Clean Air Act operating permit or the regulations in question, it recognizes that the cost and risk associated with a protracted litigation with the U.S. Government could be avoided through a reasonable settlement. The Company intends to continue discussions with the DOJ and EPA in an effort to find a mutually acceptable resolution.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

False Claims Proceeding

The Company engaged in discussions with attorneys from the Civil Division of the DOJ for over a year regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to contractual specifications relating to the place of manufacture and the origin of component parts. The DOJ’s allegations originated with a qui tam complaint filed under seal by a former CVNA employee. The DOJ ultimately intervened in that case, and on March 31, 2007, filed a complaint against the Company in the United States District Court for the Southern District of Texas seeking unspecified damages for violations of the False Claims Act, and other common law claims. The complaint alleges that CVNA failed to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003. As a result, the complaint alleges that the valves manufactured in Texas were not properly listed on the Qualified Products List as required by the contract specifications.

The Company received a letter from the Department of the Navy on February 14, 2007, conveying the Navy’s concerns about the Qualified Products List allegations raised by the DOJ. The Department of the Navy advised the Company that, if true, these allegations could potentially result in the Company and its subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government.

The Company has cooperated with the Government’s investigation of these matters and has negotiated a settlement agreement with the DOJ providing for, among other things, the payment of $7.5 million to the United States and $125,000 to pay the legal fees of the former employee who filed the qui tam complaint. In addition, the Company has negotiated an administrative agreement with the Department of the Navy for a term of three years pursuant to which the Company will implement certain changes to its compliance programs and report to the Navy on a quarterly basis. These agreements were executed and became effective on July 27, 2007. The Company acknowledged the failure to notify the Navy and update the Qualified Products List but denies that this omission violated the False Claims Act. The failure to notify the Navy was unintentional and there was no misconduct by Company personnel. The Company determined to settle this matter to avoid the risks of costly and protracted legal proceedings.

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

8.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$4,169	$3,731	$37	$41	$8,397	$8,101	$77	$82
Interest cost	8,458	7,699	239	284	16,855	15,411	507	568
Expected return on plan assets	(11,760)	(9,924)	—	—	(22,168)	(19,741)	—	—
Amortization of prior service cost	75	164	(21)	(40)	252	294	(42)	(80)
Amortization of net loss (gain)	(3)	(24)	11	(21)	292	524	(65)	(42)

Net periodic cost	$939	$1,646	$266	$264	$3,628	$4,589	$477	$528

The Company expects, based on current actuarial calculations, to contribute cash of approximately $5.0 million to its domestic and foreign defined benefit plans and $2.0 million to its other postretirement benefit plans in 2007. The Company contributed cash of $8.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2006. During the first six months of 2007, the Company contributed $3.2 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans. However, cash contributions for the remainder of 2007 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

9.	Income Taxes

As discussed in Note 2, New Accounting Pronouncement, the Company adopted the provisions of FIN 48 as of January 1, 2007.

During the three and six months ended June 30, 2007, there was a decrease in the Company’s gross unrecognized tax benefits of approximately $1.0 million for each period as a result of tax positions taken during a prior period; an increase in gross unrecognized tax benefits of approximately $0.6 million and $1.0 million, respectively, as a result of tax positions taken during the current periods; and a decrease in gross unrecognized tax benefits of approximately $0.4 million for each period as a result of a settlement with a taxing authority.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

During the three and six months ended June 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by approximately $0.7 million and $0.3 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company's income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. In May 2007, the IRS finished its examination of the Company’s 2005 federal income tax return. As a result, the IRS has completed examinations of all of the federal income tax returns that have been filed by the Company to date.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2002. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of June 30, 2007, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $1.1 million during the next twelve months as a result of the closure of the aforementioned audits as well as the expiration of state statutes of limitation on the assessment and collection of income taxes.

The Company calculated its income tax provision for the three and six months ended June 30, 2007 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 31.5% for the three months ended June 30, 2007 is lower than the Company’s effective tax rate of 32.5% for the three months ended June 30, 2006 primarily as a result of the inclusion of the U.S. federal research and development tax credit in the second quarter of 2007 as a result of its statutory reinstatement in December 2006.

The Company’s effective tax rate of 32.0% for the six months ended June 30, 2007 is higher than the Company’s effective tax rate of 31.5% for the six months ended June 30, 2006. The increase in the 2007 tax rate from the 2006 tax rate reflects the statutory expiration of the U.S. export tax benefit as of December 31, 2006 and adjustments to certain of the Company’s deferred tax accounts during the second quarter of 2006, partially offset by the inclusion of the U.S. federal research and development tax credit in 2007 as a result of its statutory reinstatement in December 2006 and a statutory increase in 2007 of the amount of the U.S. federal tax benefit on domestic manufacturing activities.

The Company’s effective tax rates for the three and six months ended June 30, 2007 are lower than the statutory U.S. federal tax rate primarily as a result of the U.S. research and development tax credit, the U.S. federal tax benefit on domestic manufacturing activities and earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate, offset by state taxes, net of the U.S. federal tax benefit, and the repatriation of foreign earnings taxed at rates lower than the U.S. statutory tax rate.

Part I – Financial Information

Item 1. Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

10.	Miscellaneous – Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
(Loss) Gain on sale of assets	$(441)	$4,920	$518	$4,954
Equity joint venture income	1,528	1,458	2,545	3,219
Other	(156)	(1,956)	(319)	(2,492)

	$931	$4,422	$2,744	$5,681

The second quarter 2006 includes a net gain of $4.1 million consisting of $8.3 million from the sales of Resistoflex Aerospace and Westad offset by $4.2 million from the sale of unused property resulting from prior plant consolidations and certain legal costs associated with previous divestitures.

11.	Long-term Debt and Notes Payable

Long-term debt, net of unamortized original issue discounts, was $398.2 million at June 30, 2007, comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and the $200 million 6.55% notes due 2036. There also were notes payable and other short-term debt under unsecured credit lines of $0.9 million at June 30, 2007.

12.	Supplemental Cash Flows Information

In the first quarter of 2007, the Company sold its Corporate aircraft, receiving proceeds of approximately $11 million (classified as cash provided from investing activities), and used these proceeds as the initial payment on an operating lease for a used but newer aircraft replacement (classified as cash used for operating activities).

13.	Commitments and Guarantees

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company. This commitment is secured by the leased airplane and the fair value of the residual value guarantee is carried as a $0.6 million liability at June 30, 2007.

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

Results from Operations

Second quarter of 2007 compared with second quarter of 2006

Second quarter 2007 sales increased $102.7 million, or 18%, including core business growth of $42.3 million (8%), sales from acquired businesses (net of divestitures) of $48.1 million (8%) and favorable foreign currency translation of $12.3 million (2%). Operating profit of $71.8 million increased 9% compared with $66.1 million in the prior year quarter. The second quarter 2007 operating profit included a $7.6 million pretax charge ($5.4 million after tax or $0.09 per share) for a settlement with the U.S. Government. Net income was $45.7 million, or $.75 per share, in the second quarter of 2007 compared with net income of $44.5 million, or $.71 per share, in the second quarter of 2006.

Net sales related to operations outside the U.S. were 37.2% and 37.3% of total net sales for the quarters ended June 30, 2007 and 2006, respectively.

Segment Results

All comparisons below refer to the second quarter 2007 versus the second quarter 2006, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2007	2006
Sales	$160.2	$141.5	$18.7	13%
Operating Profit	$24.4	$26.0	$(1.6)	(6)%
Profit Margin	15.2%	18.4%

The second quarter 2007 sales increase of $18.7 million reflected a sales increase of $15.8 million in the Aerospace Group and an increase of $2.9 million in the Electronics Group. Segment operating profit declined as a result of a decrease in the Aerospace Group.

Aerospace Group sales of $106.4 million increased $15.8 million, or 17%, from $90.6 million in the prior year period. Resistoflex Aerospace, which was sold in May 2006, had sales of $1.9 million in the second quarter of 2006. As expected, the $1.7 million decrease in operating profit resulted from higher engineering spending of $6.9 million largely on programs to be completed in the next six to twelve months, which more than offset the profits associated with higher sales.

Electronics Group sales of $53.8 million increased $2.9 million, or 6%, due to higher sales in power, microwave and microelectronic solutions. Operating profit was virtually equal to the second quarter of 2006. Strong orders this year in the custom power, microelectronics and electronic manufacturing services businesses resulted in Electronics backlog at the end of the second quarter being $154 million, or 8%, higher than the prior year.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2007	2006
Sales	$87.7	$82.3	$5.4	7%
Operating Profit	$17.9	$13.2	$4.7	36%
Profit Margin	20.4%	16.0%

Second quarter 2007 sales were higher than the prior year period as sales of $14.6 million from Noble Composites, acquired in September 2006, more than offset lower volumes to the Company’s traditional recreational vehicle, transportation and building products customers. Operating profit in 2007 increased as the benefit of the Noble acquisition, lower product support costs in the recreational vehicle market and improved manufacturing efficiencies offset the impact of lower volume in the base business.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2007	2006
Sales	$100.6	$53.6	$47.0	88%
Operating Profit	$11.9	$4.5	$7.4	164%
Profit Margin	11.8%	8.3%

Merchandising Systems sales increased $47.0 million, or 88%, driven primarily by increased sales of $35.4 million from the Telequip, Dixie-Narco, and Automatic Products acquisitions. Overall operating profit, including the favorable impact of the acquisitions, improved by $7.4 million as a result of higher margins and effective leverage of the strong sales growth in traditional international payment systems markets.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2007	2006
Sales	$281.4	$250.0	$31.4	13%
Operating Profit	$33.4	$29.9	$3.5	12%
Profit Margin	11.9%	12.0%

Second quarter 2007 sales increased $31.4 million, or 13%, including $21.9 million (9%) of core sales and favorable foreign currency translation of $9.5 million (4%). Operating profit increased $3.5 million, or 12%.

Margins remained at 12% reflecting more price competitive project work and investments in new products and systems to support future growth.

The Fluid Handling Segment backlog was $259 million at June 30, 2007, compared with $199 million at June 30, 2006 and $211 million at December 31, 2006. The 30% increase in backlog over the second quarter of 2006 reflects increased global demand particularly from the chemical / pharmaceutical and energy industries, and generally higher demand from many commercial applications.

Controls

	Second Quarter		Change
(dollars in millions)	2007	2006
Sales	$31.2	$30.9	$0.3	1%
Operating Profit	$2.9	$3.3	$(0.4)	(12)%
Profit Margin	9.1%	10.5%

On flat sales, operating profit declined $0.4 million primarily because of planned, new product and new market development costs.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results from Operations

Year-to-date period ended June 30, 2007 compared to year-to-date period ended June 30, 2006

Year-to-date 2007 sales increased $181.6 million, or 16%, including core business growth of $70.0 million (6%), sales from acquired businesses (CashCode, Dixie-Narco, Automatic Products, Telequip and Noble Composites) of $100.4 million (9%) and favorable foreign currency translation of $24.3 million (2%), reduced by lower sales from businesses divested in 2006 of $13.1 million (1%). Operating profit of $140.2 million rose 14% compared with $123.3 million in the prior year. In the first six months of 2007, operating profit included a $7.6 million pretax provision ($5.4 million after tax or $.09 per share) for a settlement with the U.S. Government. For the six months ended June 30, 2006, a net gain of $4.1 million was recorded, consisting of $8.3 million net gain from the sales of Resistoflex Aerospace and Westad partially offset by $4.2 million in losses from the sale of unused property resulting from prior plant consolidations and certain legal costs associated with previous divestitures. Net income increased 9% to $89.4 million, or $1.46 per share, compared with net income of $81.9 million, or $1.32 per share, in the first quarter of 2006.

Net sales related to operations outside the United States were 36.8% and 36.9% of total net sales for the six-month periods ended June 30, 2007 and 2006, respectively.

Order backlog at June 30, 2007 totaled $739.4 million compared with $676.7 million at December 31, 2006 and $636.9 million at June 30, 2006.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2007 versus the year-to-date period ended June 30, 2006 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2007	2006
Sales	$308.6	$281.0	$27.6	10%
Operating Profit	$45.4	$48.4	$(3.0)	(6)%
Profit Margin	14.7%	17.2%

The year-to-date 2007 sales increase of $27.6 million reflected sales increases of $25.8 million in the Aerospace Group and $1.8 million in the Electronics Group. Segment operating profit declined as a result of a decrease in the Aerospace Group.

Aerospace Group sales of $206.0 million increased $25.8 million, or 14%, from $180.2 million in the prior year period. Core sales growth was $31.8 million (17%) offset by a $6.0 million (3%) decline in sales caused by the absence of Resistoflex Aerospace, which was sold in May 2006. Operating profit decreased $3.0 million resulting from higher engineering spending of $11.5 million largely on programs to be completed in the next six to twelve months, which more than offsets the profits associated with higher sales.

Electronics Group sales of $102.6 million increased $1.8 million, or 2%, from $100.8 million in the prior year period. Operating profit was equal to the first six months of 2006.

The Aerospace & Electronics Segment backlog was $393.7 million at June 30, 2007, compared with $396.8 million at December 31, 2006 and $370.3 million at June 30, 2006.

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2007	2006
Sales	$175.5	$168.3	$7.2	4%
Operating Profit	$34.0	$28.9	$5.1	18%
Profit Margin	19.4%	17.2%

The year-to-date 2007 sales increase of $7.2 million, or 4%, reflects sales of $27.4 million from Noble Composites, acquired in September 2006 that more than offset lower volumes to the Company’s traditional recreational vehicle, transportation and building product customers. Operating profit in 2007 increased as the benefit of the Noble acquisition, lower product support costs in the recreational vehicle market and improved manufacturing efficiencies offset the impact of the lower volumes in the base business.

The Engineered Materials Segment backlog was $18.5 million at June 30, 2007, compared with $13.2 million at December 31, 2006 and $18.6 million at June 30, 2006.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2007	2006
Sales	$197.9	$106.2	$91.7	86%
Operating Profit	$21.5	$8.2	$13.3	162%
Profit Margin	10.9%	7.7%

Merchandising Systems sales increased $91.7 million, or 86%, driven primarily by increased sales of $73.0 million from the CashCode, Telequip, Dixie-Narco and Automatic Products acquisitions. Overall operating profit, including the favorable impact of the acquisitions, improved by $13.3 million as a result of higher margins and effective leverage of the strong sales growth in traditional international payment systems markets.

The Merchandising Systems Segment backlog was $32.3 million at June 30, 2007, compared with $33.2 million at December 31, 2006 and $15.2 million at June 30, 2006.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2007	2006
Sales	$544.5	$492.2	$52.3	11%
Operating Profit	$64.5	$55.4	$9.1	16%
Profit Margin	11.9%	11.3%

The year-to-date 2007 sales increase of $52.3 million, or 11%, included $40.7 million (8%) of core sales, a $7.1 million (1%) decline in sales caused by the absence of Westad, which was sold effective April 1, 2006, and $18.7 million (4%) from favorable foreign currency translation. Operating profit increased $9.1 million or 16%. Margins increased 5% effectively leveraging higher sales.

The Fluid Handling Segment backlog was $259.1 million at June 30, 2007, compared with $210.5 million at December 31, 2006 and $198.7 million at June 30, 2006.

Controls

	Year-to-Date		Change
(dollars in millions)	2007	2006
Sales	$63.0	$60.2	$2.8	5%
Operating Profit	$5.2	$4.8	$0.4	8%
Profit Margin	8.3%	8.0%

Part I – Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales improvements were $2.8 million, or 5%, while operating profit improved $0.4 million or 8%.

The Controls Segment backlog was $35.7 million at June 30, 2007, compared with $23.0 million at December 31, 2006 and $34.2 million at June 30, 2006.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 21.3% of capital (net debt plus shareholders’ equity) at June 30, 2007, compared with 22.2% at December 31, 2006. Net debt is a non-GAAP measure that provides useful information about the Company’s ability to satisfy its debt obligations with currently available funds.

Liquidity and Capital Resources

Cash provided by operating activities was $70.8 million in the six months ended June 30, 2007 compared with $67.3 million in the six months ended June 30, 2006, reflecting a net asbestos receipt of $15.2 million in the six month period ended June 30, 2007 compared to $9.1 million paid out in the first six months of 2006, offset by increased working capital requirements to support higher sales. Capital expenditures were $21.8 million in the first six months of 2007, compared with $17.0 million in the first six months of 2006. In the third quarter of 2006, the dividend was increased 20%, and, as a result, the Company paid $18.0 million in dividends to shareholders in the first six months of 2007, compared with $15.3 million in the first six months of 2006. In the first six months of 2007, the Company repurchased 1,247,130 shares of its common stock on the open market at a cost of $50 million, compared to a repurchase of $25 million in the first six months of 2006.

At June 30, 2007, there were no loans outstanding under the Company’s domestic $300 million revolving credit facility. This facility is available for general corporate purposes, including acquisitions. Long-term debt, net of unamortized original issue discounts, was $398.2 million at June 30, 2007 comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and $200 million 6.55% notes due 2036. The Company had $0.9 million outstanding at June 30, 2006 under domestic unsecured money market bid rate credit lines.

New Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2007, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 7, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	—	—	—	—
May 1-31	—	—	—	—
June 1-30	226,260	44.20	—	—

Total	226,260	$44.20	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the second quarter of 2007. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

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

C)	The following four Directors were elected to serve for three years until the Annual Meeting in 2010.

Ms. Karen E. Dykstra
Vote for	53,382,175
Vote withheld	883,567

Mr. Richard S. Forte
Vote for	53,025,399
Vote withheld	1,240,343

Mr. William E. Lipner
Vote for	52,373,878
Vote withheld	1,891,863

Mr. James L. L. Tullis
Vote for	52,340,883
Vote withheld	1,924,859

The following Director was elected to serve for one year until the Annual Meeting in 2008.

Mr. Philip R. Lochner, Jr.
Vote for	53,303,554
Vote withheld	962,187

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2006.

Vote for	53,505,730
Vote against	676,818
Abstained	83,193

The shareholders approved the 2007 Stock Incentive Plan.

Vote for	37,408,048
Vote against	6,842,614
Abstained	4,352,334
Broker Non-Votes	5,662,745

The shareholders approved the 2007 Non-Employee Director Compensation Plan.

Vote for	37,420,672
Vote against	6,850,869
Abstained Broker Non-Votes	4,331,456 5,662,745

The shareholders rejected a shareholder’s proposal concerning the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Vote for	5,527,467
Vote against	40,333,514
Abstained	2,742,015
Broker Non-Votes	5,662,745

Item 6. Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 6, 2007	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
August 6, 2007	By	/s/ J. Robert Vipond
J. Robert Vipond
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)