Form 10-Q
period 2007-09-30
CRANE CO /DE/
filed 2007-11-05
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2007

Common stock, $1.00 Par Value – 60,116,874 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$664,093	$567,704	$1,953,208	$1,675,237

Operating costs and expenses:
Cost of sales	445,603	378,054	1,321,560	1,125,978
Asbestos provision	390,150	—	390,150	—
Selling, general and administrative	140,957	118,487	413,919	354,790

Operating (loss) profit	(312,617)	71,163	(172,421)	194,469

Other income (expense)
Interest income	1,535	552	3,837	2,163
Interest expense	(6,845)	(5,244)	(20,614)	(16,268)
Miscellaneous - net	849	1,461	3,593	7,143

	(4,461)	(3,231)	(13,184)	(6,962)

(Loss) Income before income taxes	(317,078)	67,932	(185,605)	187,507
(Benefit) Provision for income taxes	(120,128)	21,889	(78,036)	59,602

Net (loss) income	$(196,950)	$46,043	$(107,569)	$127,905

Basic net (loss) income per share:	$(3.29)	$0.75	$(1.79)	$2.10

Diluted net (loss) income per share:	$(3.29)	$0.74	$(1.79)	$2.06

Average basic shares outstanding	59,884	61,110	60,008	60,941
Average diluted shares outstanding	59,884	62,226	60,008	62,192
Dividends per share	$0.18	$0.15	$0.48	$0.40

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Assets

Current assets
Cash and cash equivalents	$162,248	$138,607

Accounts receivable, net	390,315	330,146
Current insurance receivable - asbestos	32,000	52,500
Inventories, net:
Finished goods	114,820	109,856
Finished parts and subassemblies	39,943	39,644
Work in process	62,642	53,707
Raw materials	125,674	110,052

	343,079	313,259

Other current assets	61,296	45,897

Total current assets	988,938	880,409

Property, plant and equipment:
Cost	811,664	776,787
Less: accumulated depreciation	516,144	487,232

	295,520	289,555

Long-term insurance receivable - asbestos	319,249	170,400

Long-term deferred tax assets	299,704	171,164

Other assets	121,845	91,476

Intangible assets	113,464	122,744

Goodwill	776,577	704,736

Total assets	$2,915,297	$2,430,484

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
Liabilities and shareholders’ equity

Current liabilities:
Notes payable and current maturities of long-term debt	$25,032	$9,505
Accounts payable	193,934	161,270
Current asbestos liability	80,000	70,000
Accrued liabilities	215,762	196,723
U.S. and foreign taxes on income	13,104	24,428

Total current liabilities	527,832	461,926

Long-term debt	398,256	391,760
Accrued pension and postretirement benefits	65,724	59,996
Deferred tax liability	93,235	89,595
Long-term asbestos liability	975,000	459,567
Other liabilities	41,109	41,004

Total liabilities	2,101,156	1,503,848

Minority interest	7,987	8,033

Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	143,909	134,798
Retained earnings	809,527	946,077
Accumulated other comprehensive income	121,760	73,175
Treasury stock	(341,468)	(307,873)

Total shareholders’ equity	806,154	918,603

Total liabilities and shareholders’ equity	$2,915,297	$2,430,484

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,463,132)	(11,953,521)

Common stock outstanding	59,963,007	60,472,618

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net (loss) income	$(107,569)	$127,906
Income from joint venture	(3,798)	(4,525)
Asbestos provision, net	390,150	—
Loss (gain) on divestiture	975	(8,931)
Depreciation and amortization	44,740	39,056
Stock-based compensation expense	11,173	11,288
Deferred income taxes	(140,243)	4,954
Cash used for working capital	(39,532)	(35,617)
Receipts (Payments) for asbestos-related fees and costs, net of insurance recoveries	7,311	(29,957)
Other	(16,889)	(1,258)

Total provided by operating activities	146,318	102,916

Investing activities:
Capital expenditures	(33,412)	(22,312)
Proceeds from disposition of capital assets	11,610	3,317
Proceeds from divestitures	2,005	26,088
Payment for acquisitions, net of cash acquired	(65,166)	(234,734)

Total used for investing activities	(84,963)	(227,641)

Financing activities:
Equity:
Dividends paid	(28,828)	(24,465)
Reacquisition of shares on the open market	(50,001)	(37,499)
Stock options exercised - net of shares reacquired	10,102	20,606
Excess tax benefit from stock-based compensation	4,081	7,575
Debt:
Issuance of long-term debt	—	71,700
Repayments of long-term debt	(300)	(410)
Net increase in short-term debt	15,492	55

Total (used for) provided by financing activities	(49,454)	37,562

Effect of exchange rates on cash and cash equivalents	11,740	5,848

Increase (decrease) in cash and cash equivalents	23,641	(81,315)
Cash and cash equivalents at beginning of period	138,607	180,392

Cash and cash equivalents at end of period	$162,248	$99,077

Detail of cash used for working capital
Accounts receivable	$(41,253)	$(35,528)
Inventories	(13,020)	(16,174)
Other current assets	(110)	1,329
Accounts payable	22,724	1,530
Accrued liabilities	9,682	8,716
U.S. and foreign taxes on income	(17,555)	4,510

Total	$(39,532)	$(35,617)

Supplemental disclosure of cash flow information:
Interest paid	$20,049	$17,333
Income taxes paid	56,576	22,292

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 were applicable to the Company effective January 1, 2007. See Note 11, “Income Taxes”, for further discussion of the impacts of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value, and requires additional disclosure about fair value measurements. In accordance with SFAS 157, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction, between market participants, to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from objective inputs such as prices based on market data independent from the entity, to subjective inputs such as the entity’s own assumptions about the estimates that market participants would use. The Statement applies to other accounting pronouncements that require or permit fair value measurements and will be effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements. Although applicable, it is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the provisions of SFAS 159 to determine the potential impact, if any, the adoption will have on the Company’s financial statements. Although applicable, it is not expected to have a material impact on the financial statements.

3.	Segment Results

Financial information by reportable segment is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net Sales
Aerospace & Electronics	$158,999	$139,487	$467,563	$420,480
Engineered Materials	80,719	71,636	256,180	239,931
Merchandising Systems	98,462	73,384	296,389	179,566
Fluid Handling	290,826	252,278	834,983	744,109
Controls	35,087	30,919	98,093	91,151

Total	$664,093	$567,704	$1,953,208	$1,675,237

Operating (Loss) Profit
Aerospace & Electronics	$23,090	$25,041	$68,481	$73,414
Engineered Materials	15,742	9,661	49,713	38,551
Merchandising Systems	9,755	8,887	31,298	17,101
Fluid Handling	37,477	29,188	102,014	84,596
Controls	3,129	2,559	8,331	7,353
Corporate, excluding Asbestos Provision	(11,660)	(4,173)	(42,108)	(26,546)
Asbestos Provision (a)	(390,150)	—	(390,150)	—

Total	(312,617)	71,163	(172,421)	194,469

Interest income	1,535	552	3,837	2,163
Interest expense	(6,845)	(5,244)	(20,614)	(16,268)
Miscellaneous - net	849	1,461	3,593	7,143

(Loss) income before income taxes	$(317,078)	$67,932	$(185,605)	$187,507

(a)	The Company updated and extended its estimate of its asbestos liability and recorded an additional provision of approximately $390 million at September 30, 2007. This provision reflects an additional estimated liability of $586 million, offset by a corresponding insurance receivable of $196 million (Note 9).

	As of
(In thousands)	September 30, 2007	December 31, 2006
Assets
Aerospace & Electronics	$473,609	$468,652
Engineered Materials	310,008	264,282
Merchandising Systems	342,510	338,207
Fluid Handling	901,768	740,390
Controls	129,953	56,213
Corporate (b)	757,449	562,740

Total	$2,915,297	$2,430,484

(b)	The increase in corporate assets as of September 30, 2007 includes additional insurance receivables and deferred taxes associated with the Company’s updated estimate of its asbestos claims liability recorded during the three months ended September 30, 2007 (Note 9).

4.	Net (Loss) Income Per Share

The Company’s basic net (loss) income per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Net (Loss) Income	$(196,950)	$46,043	$(107,569)	$127,905

Average basic shares outstanding	59,884	61,110	60,008	60,941
Effect of dilutive stock options	—	1,116	—	1,251

Average diluted shares outstanding	59,884	62,226	60,008	62,192

Basic net (loss) income per share	$(3.29)	$0.75	$(1.79)	$2.10
Diluted net (loss) income per share	(3.29)	0.74	(1.79)	2.06

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and nine-month periods ended September 30, 2006, because they would not have had a dilutive effect (0.9 million average options for the third quarter of 2006, and 0.8 million average options for the first nine months of 2006). Due to the net losses in the three month and nine month periods ended September 30, 2007, the effect of stock options is not used in the calculation of average shares outstanding for those periods, because the effect would be anti-dilutive.

5.	Comprehensive (Loss) Income

Total comprehensive (loss) income for the three and nine-month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Net (Loss) Income	$(196,950)	$46,043	$(107,569)	$127,905
Foreign currency translation adjustments	27,810	1,739	48,585	33,489

Comprehensive (Loss) Income	$(169,140)	$47,782	$(58,984)	$161,394

6.	Goodwill and Intangible Assets

The changes in goodwill and intangible assets during the nine month period ended September 30, 2007 primarily relate to the recording of preliminary purchase price allocations of the acquisitions of the composite panel business of Owens Corning, as well as the Mobile Rugged Business (“MRB”) of Kontron America, Inc. (see Note 7). The final purchase price allocations are expected to be completed during the first half of 2008.

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Balance at beginning of period	$704,736	$568,355
Additions	55,649	130,965
Divestitures	(634)	(5,370)
Translation and other adjustments	16,826	10,786

Balance at end of period	$776,577	$704,736

Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Balance at beginning of period, net	$122,744	$60,735
Additions	5,222	76,191
Amortization expense	(12,879)	(13,886)
Translation and other adjustments	(1,623)	(296)

Balance at end of period, net	$113,464	$122,744

A summary of intangible assets is as follows:

	September 30, 2007		December 31, 2006
(in thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$87,195	$42,540	$88,004	$40,530
Customer relationships and backlog	79,362	19,092	79,204	14,362
Drawings	10,825	9,516	10,825	9,199
Other	15,322	8,092	11,662	2,860

Total	$192,704	$79,240	$189,695	$66,951

Amortization expense for these intangible assets is currently estimated to be approximately $14.0 million in 2008, $12.9 million in 2009, $12.0 million in 2010, $8.6 million in 2011 and $6.7 million in 2012. Included within Intangible Assets is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

7.	Acquisitions

In August 2007, the Company acquired the MRB of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications, for approximately $27 million in cash. The final purchase price allocation is expected to be completed in the first half of 2008. Based on preliminary calculations, approximately 80% of the purchase price will be allocated to goodwill and intangible assets. MRB had sales of approximately $25 million in 2006 and employed approximately 35 people in its manufacturing operation in Poway, California and its engineering group in Fremont, California. This acquisition is being integrated into the Company’s Controls segment.

In September 2007, the Company acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. The purchase price was $38 million in cash. The final purchase price allocation is expected to be completed in the first half of 2008. Based on preliminary calculations, approximately 60% of the purchase price will be allocated to goodwill and intangible assets. The acquired business had sales of $40 million in 2006 and employed approximately 150 people at its composite panels manufacturing operation in Goshen, Indiana and its technical center in Elkhart, Indiana. This acquisition is being integrated into the Company’s Engineered Materials segment.

The pro forma effect of these acquisitions was not material to the results of three and nine months ended September 30, 2007.

8.	Accrued Liabilities

Accrued liabilities consists of:

	September 30, 2007	December 31, 2006
(in thousands)
Accrued payroll and employee benefits	$94,975	$82,310
Accrued warranty	23,827	20,294
Accrued insurance	14,789	15,713
Advanced payments	12,078	10,721
Accrued sales allowance	10,944	15,197
Other	59,149	52,488

	$215,762	$196,723

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of September 30, 2007, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2007	2006	2007	2006	2006
Beginning claims	84,652	88,833	85,941	89,017	89,017
New claims	694	1,555	2,691	3,837	4,853
Settlements	(109)	(351)	(909)	(923)	(1,043)
Dismissals	(3,986)	(723)	(6,472)	(2,617)	(6,886)

Ending claims *	81,251	89,314	81,251	89,314	85,941

*	Does not include 36,323 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 81,251 pending claims as of September 30, 2007, approximately 25,000 claims were pending in New York, approximately 24,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 3,600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits. The balance of the claims are pending in a number of jurisdictions in which settlement and defense costs are affected by a number of factors as described below.

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

Substantially all of the claims the Company resolves are concluded through settlements. The Company tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California, however, and received an adverse jury verdict on September 15, 2006. On October 10, 2006, the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company believes that the verdict was not supported by the evidence. In addition, the Company believes that procedural irregularities prevented an appropriate determination of the Company’s alleged responsibility for plaintiffs’ injuries. The Company’s post-trial motions were denied by order dated December 15, 2006. On January 3, 2007, the Company appealed the judgment; the appeal is pending.

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the nine-month periods ended September 30, 2007 and 2006 totaled $64.7 million and $49.5 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company. The Company’s pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the nine-month periods ended September 30, 2007 and 2006 totaled a $7.3 million net receipt in 2007 (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited (“Equitas”) in January 2007 and the receipt of $10.0 million for a full policy buyout from Employers Reinsurance Company (“ERC”) in April 2007) and a $30.0 million net payment in 2006, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,	Cumulative to Date Through September 30,
	2007	2006	2007	2006	2006	2007
Settlement costs incurred (1)	$11.2	$6.4	$30.5	$17.7	$26.3	$113.0
Defense costs incurred (1)	12.2	11.9	34.2	31.8	42.8	150.7

Total costs incurred	$23.4	$18.3	$64.7	$49.5	$69.1	$263.7

Pre-tax cash payments/(receipts) (2)	$7.9	$20.9	$(7.3)	$30.0	$40.6	$118.4

(1)	Before insurance recoveries and tax effects
(2)	Net of payments from insurers, including a $31.5 million payment from Equitas in January 2007 and a $10.0 million payment from ERC in April 2007. The cumulative amount includes certain legal fees and expenses related to the terminated MSA.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during the two full preceding calendar years (and additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two years and covering claims expected to be filed through the indicated period. Although the methodology used by HR&A will also show claims and costs for subsequent periods (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

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

Updating the Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007 the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which although constituting only 6% of the Company’s asbestos claims account for approximately 85% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million has been recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017, of which approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for many years, due to the significant proportion of future claims included in the estimated asbestos liability.

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

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eight of its excess insurer groups. With three of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $46.8 million in aggregate. The Company is in discussions with or expects to enter into additional coverage-in-place agreements with other of its excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures.

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate to be 33%. An asset of $351 million has been recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims.

Uncertainties. Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations and financial position in any given period from a revision to these estimates could be material.

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2007 is primarily for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. The Company’s estimated liability for the costs of such activities through 2014 was $15.4 million as of September 30, 2007, which is included in accrued liabilities and other liabilities in the Company’s consolidated balance sheet.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site.

The EPA and the DOJ have alleged that one of the Company’s subsidiaries (Crane Composites, Inc.) is in violation of certain Clean Air Act regulations and a Clean Air Act operating permit at a manufacturing facility located in Channahon, Illinois. The allegations originated from a neighbor’s complaint in late 2003 about an odor emanating from the facility. The Company has cooperated with EPA’s investigation, and it is in the late stage of discussions with the EPA and the DOJ in an effort to resolve the dispute regarding emission, as well as their claim for a civil penalty relative to the alleged violations. The DOJ has demanded a civil penalty in the amount of $1.2 million. While the Company believes that it has not violated its Clean Air Act operating permit or the regulations in question, it recognizes that the cost and risk associated with a protracted litigation with the U.S. Government could be avoided through a reasonable settlement. The Company intends to continue discussions with the DOJ and EPA in an effort to find a mutually acceptable resolution.

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

The Company cooperated with the Government’s investigation of these matters and negotiated a settlement agreement with the DOJ providing for, among other things, the payment of $7.5 million to the United States and $125,000 to pay the legal fees of the former employee who filed the qui tam complaint. In addition, the Company negotiated an administrative agreement with the Department of the Navy for a term of three years pursuant to which the Company will implement certain changes to its compliance programs and report to the Navy on a quarterly basis. These agreements were executed and became effective on July 27, 2007. The Company acknowledged the failure to notify the Navy and update the Qualified Products List but denies that this omission violated the False Claims Act. The failure to notify the Navy was unintentional and there was no misconduct by Company personnel. The Company determined to settle this matter to avoid the risks of costly and protracted legal proceedings.

Other Proceedings

The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits are approximately $13 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. The parties in both suits are nearing completion of fact and expert discovery, and trials are expected in the first and second quarters of 2008. The Company continues to believe that it has valid defenses to the claims raised in these lawsuits.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
(In thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
Service cost	$4,199	$4,050	$39	$41	$12,596	$12,151	$116	$123
Interest cost	8,428	7,706	254	284	25,283	23,117	761	852
Expected return on plan assets	(11,084)	(9,871)	—	—	(33,252)	(29,611)	—	—
Amortization of prior service cost	126	147	(21)	(40)	378	440	(63)	(120)
Amortization of net loss (gain)	146	262	(33)	(21)	438	786	(98)	(63)

Net periodic cost	$1,815	$2,294	$239	$264	$5,443	$6,883	$716	$792

During the first nine months of 2007, the Company contributed $3.8 million to its defined benefit plans and $1.2 million to its other postretirement benefit plans. The Company expects, based on current actuarial calculations, to contribute approximately $5.0 million to its domestic and foreign defined benefit plans and $2.0 million to its other postretirement benefit plans in 2007. The Company contributed $8.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2006. However, cash contributions for the remainder of 2007 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

As discussed in Note 2, Recent Accounting Pronouncements, the Company adopted the provisions of FIN 48 as of January 1, 2007.

During the three months ended September 30, 2007, there was no change in the Company’s gross unrecognized tax benefits as a result of tax positions taken during a prior period, an increase of approximately $0.3 million in the Company’s gross unrecognized tax benefits as a result of tax positions taken during the current period, and no change in the Company’s gross unrecognized tax benefits as a result of settlements with taxing authorities.

During the nine months ended September 30, 2007, there was a decrease of approximately $1.0 million in the Company’s gross unrecognized tax benefits as a result of tax positions taken during a prior period, an increase of approximately $1.3 million in the Company’s gross unrecognized tax benefits as a result of tax positions taken during the current period, and a decrease of approximately $0.4 million in the Company’s gross unrecognized tax benefits as a result of a settlement with a taxing authority.

During the three and nine months ended September 30, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.6 million and $0.3 million, respectively.

The Company recognizes interest related to uncertain tax positions in tax expense. During the three and nine months ended September 30, 2007, the total amount of interest expense related to unrecognized tax benefits recognized in the consolidated statement of operations was $0.1 million and $0.3 million, respectively. At September 30, 2007 and December 31, 2006, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was $0.7 million and $0.5 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and non-U.S. taxing authorities. In May 2007, the IRS completed its examination of the Company’s 2005 federal income tax return. Therefore, only the Company’s 2006 federal tax return, which it filed in September 2007, has not yet been examined by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of September 30, 2007, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.8 million during the next twelve months as a result of the closure of the aforementioned audits as well as the expiration of state statutes of limitation on the assessment and collection of income taxes.

The Company calculated its income tax provision for the three and nine months ended September 30, 2007 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 37.9% for the three months ended September 30, 2007, which reflects a tax benefit on a pre-tax loss, is higher than the Company’s effective tax rate of 32.2% for the three months ended September 30, 2006, which reflects a tax provision on pre-tax income. The Company’s effective tax rate for the three months ended September 30, 2007 reflects more tax benefit when compared to the same period in 2006 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	lower foreign taxes in 2007,

•	the inclusion of the U.S. federal research and development tax credit in the third quarter of 2007 as a result of its statutory reinstatement in December 2006,

•	favorable tax legislation enacted in Germany and the United Kingdom during the third quarter of 2007, and

•	refunds of tax and interest received during the third quarter of 2007.

These items were partially offset by the statutory expiration of the U.S. federal tax benefit on export sales as of December 31, 2006 and incremental taxes from increased dividends from foreign subsidiaries in 2007.

The Company’s effective tax rate of 42.0% for the nine months ended September 30, 2007, which reflects a tax benefit on a pre-tax loss, is higher than the Company’s effective tax rate of 31.8% for the nine months ended September 30, 2006, which reflects a tax provision recorded on pre-tax income. The Company’s effective tax rate for the nine months ended September 30, 2007 when compared to the same period in 2006 reflects more tax benefit primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	lower foreign taxes in 2007,

•	the inclusion of the U.S. federal research and development tax credit in the third quarter of 2007 as a result of its statutory reinstatement in December 2006, and

•	a statutory increase in 2007 of the amount of the U.S. federal tax benefit of domestic manufacturing activities.

These items were partially offset by the statutory expiration of the U.S. federal tax benefit on export sales as of December 31, 2006, and incremental taxes from increased dividends from foreign subsidiaries in 2007.

The asbestos charge recorded during the third quarter 2007 will also result in an estimated incremental tax expense of $3.6 million, or $0.06 per diluted share, in the fourth quarter of 2007.

The Company’s effective tax rates for the three and nine months ended September 30, 2007 are higher than the statutory U.S. federal tax rate, which reflects additional tax benefits recorded on the Company’s pre-tax book loss for each period, primarily as a result of:

•	the effect of the 2007 asbestos charge,

•	the U.S. research and development tax credit,

•	the U.S. federal tax benefit on domestic manufacturing activities,

•	earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate,

•	changes in state and international tax laws enacted during 2007, and

•	the completion of federal and state examinations during 2007.

These items were partially offset by state taxes, net of the U.S. federal tax benefit, and the repatriation of foreign earnings taxed at rates lower than the U.S. statutory tax rate.

12.	Miscellaneous Income – Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
(Loss) Gain on sale of assets	$(1,008)	$309	$(490)	$5,263
Equity method joint venture income	1,254	1,305	3,798	4,525
Other	603	(153)	285	(2,645)

Total	$849	$1,461	$3,593	$7,143

The second quarter 2006 includes a net gain of $4.1 million consisting of $8.3 million from the sales of Resistoflex Aerospace and Westad, offset by $4.2 million from the sale of unused property resulting from prior plant consolidations and certain legal costs associated with previous divestitures.

13.	Long-term Debt and Notes Payable

Long-term debt, net of unamortized original issue discounts, was $398.3 million and $391.8 million at September 30, 2007 and December 31, 2006, respectively, and was comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and the $200 million 6.55% notes due 2036. Short-term debt was approximately $25.0 million and $9.5 million at September 30, 2007 and December 31, 2006, respectively, and was primarily comprised of borrowings under a money market credit line. In September 2007, the Company amended and restated its $300 million Credit Agreement which is now due to mature in September 2012, two years and eight months later than the previous term. There were no borrowings outstanding under the Credit Agreement at September 30, 2007.

14.	Supplemental Cash Flows Information

In the first quarter of 2007, the Company sold its Corporate aircraft, generating proceeds of approximately $11 million (classified as cash provided from investing activities), and used these proceeds as the initial payment on an operating lease for a used but newer aircraft replacement (classified as cash used in operating activities).

15.	Commitments and Guarantees

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company. This commitment is secured by the leased airplane and the fair value of the residual value guarantee is carried as a $0.5 million liability at September 30, 2007.

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

Extension of Timeframe for Asbestos Liability Estimate

As of September 30, 2007, the Company extended the time horizon of its estimate of asbestos liability from 2011 to 2017, to reflect its outlook regarding trends in its defense and indemnity costs. The following table shows the Company’s estimate of its asbestos liability, both before and after insurance reimbursements and tax effects, the estimate as of September 30, 2007 of $204 million, prior to extending the timeframe of the liability estimate; the $250 million effect of the extension; and the total $454 million after insurance and after-tax estimate as of September 30, 2007.

	Original Liability Through 2011 at September 30, 2007	Impact to Extend Liability to 2017
($ in millions)		Provision Recorded During the Three Months Ended September 30, 2007	Current Liability Through 2017 at September 30, 2007
Asbestos Liability	$469	$586	$1,055
Insurance Receivable	(155)	(196)	(351)

Net Asbestos Liability	314	390	704
Tax Benefit	(110)	(140)	(250)

After-Tax Asbestos Liability	$204	$250	$454

Results from Operations

Third quarter of 2007 compared with third quarter of 2006

Third quarter 2007 sales increased $96.4 million, or 17%, including core business growth of $49.8 million (9%), sales from acquired businesses (Dixie-Narco and Noble) of $30.1 million (5%) and favorable foreign currency translation of $16.5 million (3%). Net sales related to operations outside the U.S. were 39.0% and 37.3% of total net sales for the quarters ended September 30, 2007 and 2006, respectively.

The operating loss for the third quarter was $312.6 million compared with operating profit of $71.2 million in the prior year quarter. The operating loss included a $390.2 million provision to update and extend the Company’s estimate of its asbestos liability. This provision extended the Company’s estimated asbestos liability from 2011 to 2017 (See Note 9 in the financial statements under Item 1 included in this report). Corporate operating expenses were $11.7 compared to $4.2 million in the prior year quarter. The increase in Corporate expenses primarily reflects a $4.9 million reimbursement in the prior year quarter from the U.S. government for environmental clean-up costs at a former manufacturing site in Arizona, which previously manufactured products for the government. The effective tax rate in the third quarter of 2007 was 37.9%, reflecting a tax benefit on a pre-tax loss for the period. This compares to the Company’s effective tax rate of 32.2% for the three months ended September 30, 2006 which reflects a tax provision on pre-tax income. The Company’s effective tax rate for the third quarter 2007 reflects more tax benefit than the third quarter 2006 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	lower foreign taxes in 2007,

•	the inclusion of the U.S. federal research and development tax credit in the third quarter of 2007 as a result of its statutory reinstatement in December 2006,

•	favorable tax legislation enacted in Germany and the United Kingdom during the third quarter of 2007, and

•	refunds of tax and interest received during the third quarter of 2007.

These items were partially offset by the statutory expiration of the U.S. federal tax benefit on export sales as of December 31, 2006 and incremental taxes from increased dividends from foreign subsidiaries in 2007. The third quarter 2007 net loss was $197.0 million or $3.29 per diluted share, as compared with net income of $46.0 million, or $0.74 per diluted share in the same 2006 period.

Segment Results

All comparisons below refer to the third quarter 2007 versus the third quarter 2006, unless otherwise specified.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2007	2006
Sales	$159.0	$139.5	$19.5	14.0%
Operating Profit	$23.1	$25.0	$(1.9)	-7.8%
Profit Margin	14.5%	17.9%

The third quarter 2007 sales increase of $19.5 million reflected a sales increase of $17.8 million in the Aerospace Group and an increase of $1.7 million in the Electronics Group. Segment operating profit declined by $1.9 million as a result of higher aggregate engineering expense of approximately $9.0 million related to new programs, including the Boeing 787. The Aerospace and Electronics segment backlog increased $26 million, or 7%, as of September 30, 2007, compared to $373 million as of September 30, 2006.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2007	2006
Sales	$80.7	$71.6	$9.1	12.7%
Operating Profit	$15.7	$9.7	$6.0	61.9%
Profit Margin	19.5%	13.5%

Third quarter 2007 sales were higher than the prior year period as sales of $11.9 million from Noble Composites, acquired in September 2006, more than offset lower volumes primarily to the Company’s traditional transportation customers. Sales to building products and recreational vehicle customers were modestly lower than the same period in 2006. Operating profit in 2007 increased 62% as the benefit of the Noble acquisition, lower product support costs in the recreational vehicle market and improved manufacturing efficiencies offset the impact of lower volume in the base business.

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2007	2006
Sales	$98.5	$73.4	$25.1	34.2%
Operating Profit	$9.8	$8.9	$0.9	10.1%
Profit Margin	9.9%	12.1%

Merchandising Systems sales increased $25.1 million, or 34%, driven primarily by increased sales of $18.9 million from the Dixie-Narco acquisition and organic growth in our payment solutions business. The strong results in payment solutions, completion of the Automatic Products acquisition integration and improved European vending operating results more than offset the losses generated at Dixie-Narco.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2007	2006
Sales	$290.8	$252.3	$38.5	15.3%
Operating Profit	$37.5	$29.2	$8.3	28.4%
Profit Margin	12.9%	11.6%

Third quarter 2007 sales increased $38.5 million, or 15%, including $27.2 million, or 11%, of core sales, favorable foreign currency translation of $12.4 million, or 5%, partially offset by lower sales from a divested business of approximately $1.1 million, or 1%. Operating profit increased $8.3 million, or 28%.

Margins increased to 12.9%, reflecting effective leverage of the notable sales increase. The Fluid Handling segment backlog was $267 million as of September 30, 2007, compared with $204 million as of September 30, 2006, and $211 million as of December 31, 2006. This $63 million increase in backlog, or 31%, over September 30, 2006 reflects increased global demand, particularly from the chemical/pharmaceutical and energy industries, and generally higher demand from many commercial applications.

Controls

	Third Quarter		Change
(dollars in millions)	2007	2006
Sales	$35.1	$30.9	$4.2	13.6%
Operating Profit	$3.1	$2.6	$0.5	19.2%
Profit Margin	8.8%	8.4%

The Controls Segment backlog was $42.2 million at September 30, 2007, compared with $23.0 million at December 31, 2006 and $30.4 million at September 30, 2006.

Results from Operations

Year-to-date period ended September 30, 2007 compared to year-to-date period ended September 30, 2006

Year-to-date 2007 sales increased $278.0 million, or 17%, including core business growth of $119.7 million (7%), sales from acquired businesses (CashCode, Dixie-Narco, Automatic Products, Telequip and Noble Composites) of $131.7 million (7%) and favorable foreign currency translation of $40.8 million (3%), reduced by lower sales from businesses divested in 2006 of $14.2 million (1%). Net sales related to operations outside the United States were 37.5% and 37.3% of total net sales for the nine-month periods ended September 30, 2007 and 2006, respectively. Order backlog at September 30, 2007 totaled $753.2 million compared with $676.7 million at December 31, 2006 and $636.9 million at September 30, 2006.

Year-to-date operating loss was $172.4 million compared with operating profit of $194.5 million in 2006. The operating loss included a $390.2 million provision to update and extend the Company’s estimate of its asbestos liability. Corporate operating expenses were $42.1 compared to $26.5 million in the 2006 year-to-date period. The increase in Corporate operating expenses primarily reflects: (1) a $7.5 million provision recorded in the second quarter of 2007 relating to the previously disclosed civil false claims proceeding by the U.S. Government, and (2) a $4.9 million reimbursement in the prior year quarter from the U.S. Government for environmental clean-up costs at a former manufacturing site in Arizona, which previously manufactured products for the government. For the nine months ended September 30, 2006, net miscellaneous income included $8.3 million of net gain from the sales of Resistoflex Aerospace and Westad, partially offset by $4.2 million in losses from the sale of unused property resulting from prior plant consolidations and certain legal costs associated with previous divestitures. The Company’s effective tax rate of 42.0% for the nine months ended September 30, 2007 reflects a tax benefit on a pre-tax loss. The Company’s effective tax rate of 31.8% for the nine months ended September 30, 2006 reflects a tax provision on pre-tax income. The Company’s effective tax rate for the nine months ended September 30, 2007 when compared to the same period in 2006 reflects more tax benefit primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	lower foreign taxes in 2007,

•	the inclusion of the U.S. federal research and development tax credit in the third quarter of 2007 as a result of its statutory reinstatement in December 2006, and

•	a statutory increase in 2007 of the amount of the U.S. federal tax benefit of domestic manufacturing activities.

These items were partially offset by the statutory expiration of the U.S. federal tax benefit on export sales as of December 31, 2006, and incremental taxes from increased dividends from foreign subsidiaries in 2007. The asbestos charge recorded during the third quarter 2007 will also result in an estimated incremental tax expense of $3.6 million, or $0.06 per diluted share, in the fourth quarter of 2007.

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2007 versus the year-to-date period ended September 30, 2006 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2007	2006
Sales	$467.6	$420.5	$47.1	11.2%
Operating Profit	$68.5	$73.4	$(4.9)	-6.7%
Profit Margin	14.6%	17.5%

The year-to-date 2007 sales increase of $47.1 million reflected sales increases of $43.7 million in the Aerospace Group and $3.4 million in the Electronics Group. Segment operating profit declined by $4.9 million as a result of higher aggregate engineering expense of approximately $22 million related to new programs, including the Boeing 787, which more than offset the profits associated with higher sales. Aerospace Group sales of $314.3 million increased $43.7 million, or 16%, from $270.6 million in the prior year period. Core sales growth was $49.1 million (18%) and favorable foreign currency translations of $0.6 million, were partially offset by a $6.0 million (2%)

decline in sales caused by the absence of Resistoflex Aerospace, which was sold in May 2006. Electronics Group sales of $153.3 million increased $3.4 million, or 2%, from $149.8 million in the prior year period. The Aerospace and Electronics segment backlog increased $26 million, or 7%, as of September 30, 2007, compared to $373 million as of September 30, 2006.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2007	2006
Sales	$256.2	$239.9	$16.3	6.8%
Operating Profit	$49.7	$38.6	$11.1	28.8%
Profit Margin	19.4%	16.1%

The year-to-date 2007 sales increase of $16.3 million, or 6.8%, includes sales of $39.3 million from Noble Composites, acquired in September 2006, which more than offset lower volumes to the Company’s traditional recreational vehicle, transportation and building products customers. Operating profit in 2007 increased as the benefit of the Noble acquisition, lower product support costs in the recreational vehicle market and improved manufacturing efficiencies offset the impact of the lower volumes in the base business. The Engineered Materials Segment backlog was $14.5 million at September 30, 2007, compared with $13.2 million at December 31, 2006 and $13.2 million at September 30, 2006.

Merchandising Systems

	Year-To-Date		Change
(dollars in millions)	2007	2006
Sales	$296.4	$179.6	$116.8	65.0%
Operating Profit	$31.3	$17.1	$14.2	83.0%
Profit Margin	10.6%	9.5%

Merchandising Systems sales increased $116.8 million, or 65%, driven primarily sales of $91.1 million from the CashCode, Telequip, Dixie-Narco and Automatic Products acquisitions as well as organic growth in our payment solutions business. Overall operating profit, including the impact of the acquisitions, improved by $14.2 million as a result of higher margins and effective leverage of the strong sales growth in traditional international payment systems markets. The Merchandising Systems Segment backlog was $30.8 million at September 30, 2007, compared with $33.2 million at December 31, 2006 and $18.6 million at September 30, 2006.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2007	2006
Sales	$835.0	$744.1	$90.9	12.2%
Operating Profit	$102.0	$84.6	$17.4	20.6%
Profit Margin	12.2%	11.4%

The year-to-date 2007 sales increase of $90.9 million, or 12.2%, included $68.0 million (9%) of core sales, $31.1 million (4%) from favorable foreign currency translation, partially offset by lower sales from a divested business of approximately $8.2 million (1%). Operating profit increased $17.4 million or 20.6%. Margins increased to 12.2%, reflecting effective leverage of the sales increase. The Fluid Handling Segment backlog was $267.0 million at September 30, 2007, compared with $210.5 million at December 31, 2006 and $204.2 million at September 30, 2006. This $63 million increase in backlog, or 31%, over September 30, 2006 reflects increased global demand, particularly from the chemical/pharmaceutical and energy industries, and generally higher demand from many commercial applications.

Controls

	Year-To-Date		Change
(dollars in millions)	2007	2006
Sales	$98.1	$91.2	$6.9	7.6%
Operating Profit	$8.3	$7.4	$0.9	12.2%
Profit Margin	8.5%	8.1%

The Controls Segment backlog was $42.2 million at September 30, 2007, compared with $23.0 million at December 31, 2006 and $30.4 million at September 30, 2006.

Financial Position

Net debt (total debt less cash and cash equivalents) totaled 24.5% of capital (net debt plus shareholders’ equity) at September 30, 2007, compared with 22.2% at December 31, 2006. Net debt is a non-GAAP measure that provides useful information about the Company’s ability to satisfy its debt obligations with currently available funds.

Liquidity and Capital Resources

The Company updated and extended its estimate of its asbestos liability and recorded an additional provision of approximately $390 million during the three months ended September 30, 2007. This provision is based on the total liability to cover the estimated cost of asbestos claims currently pending and subsequently asserted through 2017 of $1,055 million, partially offset by anticipated insurance recoveries of $351 million (using an approximate 33% recovery assumption) and existing reserves of approximately $314 million. After anticipated tax benefits of $140 million, the total after-tax charge for the third quarter 2007 was $250 million. Although this increase did not have an immediate impact on the Company’s liquidity, the provision represents the incremental estimate of future cash payments associated with asbestos-related exposures.

Cash provided by operating activities was $146.3 million in the nine months ended September 30, 2007 compared with $102.9 million in the nine months ended September 30, 2006, reflecting a net asbestos receipt of $7.3 million in the nine month period ended September 30, 2007, compared to $30.0 million of net asbestos payments in the first nine months of 2006. The net asbestos receipt of $7.3 million in the nine month period ended September 30, 2007 included the following:

•

Receipt of $31.5 million in January 2007 representing the final payment from Equitas in connection with the Company’s agreement to settle its insurance coverage claims against certain underwriters at Lloyd’s of London (reinsured by Equitas).

•

Receipt of $10.0 million in May 2007 in connection with a settlement agreement between the Company and Employers Reinsurance Company (“ERC”) pursuant to which, among other things, ERC’s insurance coverage obligations for asbestos claims under the two historical ERC policies issued to Crane Co. were released.

The above settlement receipts were substantially offset by indemnity and defense payments made during the nine months ended September 30, 2007.

In the first quarter of 2007, the Company used the proceeds from the sale of its corporate aircraft as the initial payment on an operating lease for a used, but newer aircraft replacement. Capital expenditures were $33.4 million in the first nine months of 2007, compared with $22.3 million in the first nine months of 2006. In the first nine months of 2007, the Company made payments of $65.2 million for acquisitions, which compares to $234.7 million during the first nine months of 2006; in addition, during the first nine months of 2006, the Company received $26.1 million in proceeds from the divestitures of two businesses.

As a result of the acquisitions in the first nine months of 2006, the Company’s debt increased $71.7 million. In the third quarter of 2006, the dividend was increased 20%, and, as a result, the Company paid $28.8 million in dividends to shareholders in the first nine months of 2007, compared with $24.5 million in the first nine months of 2006. In the first nine months of 2007, the Company repurchased 1,247,130 shares of its common stock on the open market at a cost of $50 million, compared to a repurchase of $37.5 million in the first nine months of 2006.

During the third quarter 2007, the Company amended and restated its $300 million Credit Agreement which is now due to mature in September 2012, two years and eight months later than the previous term. At September 30, 2007, there were no loans outstanding under the Credit Agreement. Long-term debt, net of unamortized original issue discounts, was $398.2 million at September 30, 2007 comprised primarily of fixed rate borrowings under the $200 million 5.50% notes due 2013 and $200 million 6.55% notes due 2036. The Company had $25 million of borrowings primarily under a money market credit line outstanding at September 30, 2007.

Recent Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2007, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

There were no open-market repurchases of the Company’s common stock during the third quarter of 2007. The Company routinely receives shares of its common stock from employees as payment for stock option exercises, the resultant withholding taxes due on such exercises, and the withholding taxes due upon the vesting of restricted stock.

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

CRANE CO.
REGISTRANT

Date
November 5, 2007	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
November 5, 2007	By	/s/ J. Robert Vipond
J. Robert Vipond
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)