Form 10-K
period 2007-12-31
CRANE CO /DE/
filed 2008-02-28
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

5.50% Senior Notes due September 2013

6.55% Senior Notes due November 2036

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes    ☒        No    ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes    ☐        No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒         No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes    ☐         No    ☒

Based on the closing stock price of $45.45 on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $2,238,693,472.

The number of shares outstanding of the registrant’s common stock, par value $1.00, was 60,419,142 at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 21, 2008 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2007

PART I / ITEM 1

Forward-Looking Information

This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•

Fluctuations in domestic and international business cycles generally and in end markets for our products such as aerospace, defense electronics, transportation, petroleum refining and petrochemical processing;

•

Competitive pressures, including the need for technology improvement, successful new product development and introduction, continued cost reductions, and any inability to pass increased costs of raw materials to customers;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	Our ability to successfully value and integrate acquisition candidates;

•	Decline in demand for our products and services;

•	Economic instability, currency fluctuation and other risks of doing business outside of the United States;

•	Delays in launching or supplying new products or an inability to achieve new product sales objectives;

•	Increased price competition from larger competitors, particularly in our Fluid Handling segment;

•	The ability of the U.S. government to terminate our contracts;

•	Adverse effects on our business and results of operations, as a whole, as a result of further increases in asbestos claims or the cost of defending and settling such claims.

•	Adverse effects on our results of operations as a result of further increases in environmental remediation costs and related claims.

Part I

Reference herein to “Crane”, “we”, “us”, and, “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.

We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, producing high returns and excess cash flow.

Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire companies that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture that stresses continuous improvement and a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure.

We use a comprehensive set of business processes and operational excellence tools that we call the Crane Business System to drive continuous improvement throughout our businesses. Beginning with a core value of integrity, the Crane Business System incorporates Voice of the Customer teachings, value stream analysis linking customers and suppliers with our production cells, prescriptive and uniform visual management techniques and a broad range of operational excellence tools into a disciplined strategy deployment process that drives superior financial results by focusing on continuously improving safety, quality, delivery and cost.

We employ approximately 12,000 people in North America, South America, Europe, the Middle East, Asia and Australia.

Business Segments

Beginning with the fourth quarter of 2006, we included the Wireless Monitoring Systems and Crane Environmental businesses, which were previously included in the Aerospace & Electronics and the Fluid Handling segments, respectively, in the Controls segment. See Part II, Item 8, Note 14, “Segment Information,” to the Consolidated Financial Statements for information about sales, operating profit and assets employed by each business segment.

PART I / ITEM 1

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (Eldec), Fluid Management (Lear Romec), Aircraft Electrical Power (Eldec) and Cabin (P.L. Porter). The Electronics Group products are organized into the following solution sets: Power (Eldec, Keltec, Interpoint), Microwave Systems (Signal Technology, Olektron), Electronic Manufacturing Services (General Technology) and Microelectronics (Interpoint).

The Landing Systems product line includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This product line also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these products are largely proprietary to us and, to some extent, are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, airlines, governments and aircraft maintenance and overhaul companies. Manufacturing for Hydro-Aire and P.L. Porter products is located in Burbank, California.

The Sensing and Utility Systems product line includes custom position indication and control systems, proximity sensors, pressure sensors, true mass fuel flow meters and power conversion systems for the commercial business, regional and general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Our Sensing and Utility Systems products are manufactured at facilities in Lynwood, Washington; Daventry, Northants, England and Bron, France.

The Fluid Management product line includes lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries. It also includes fuel boost and transfer pumps for commuter and business aircraft. Our Fluid Management solutions are manufactured at a facility located in Elyria, Ohio.

The Aircraft Electrical Power product line includes standard and custom miniature (hybrid) DC-to-DC power converters and other products for the aerospace industry.

Our Cabin Systems product line includes motion control products for airline seating. We hold leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines.

Our Power Solutions product line includes standard and custom power converters and custom miniature (hybrid) electronic circuits for applications across various markets including commercial, space and military aerospace and fiber optics. Facilities are located in Redmond and Lynwood, Washington; Ft. Walton Beach, Florida; Daventry, England and Kaohsiung, Taiwan.

The Microwave Systems markets product line includes power management products and sophisticated electronic radio frequency components and subsystems. These products are used primarily in defense electronics applications that include radars, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels, sensors and communications capability on unmanned aerial systems and applications for mounted and dismounted land combat troops. Facilities are located in Beverly, Massachusetts and Chandler, Arizona.

The Electronic Manufacturing Services Solution product line includes customized-contract manufacturing services and products focused on military and defense applications. Services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. Our Electronic Manufacturing Services Solutions are manufactured at a facility in Albuquerque, New Mexico.

Our Microelectronics product line, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optics and medical technology industries.

The Aerospace & Electronics segment employs approximately 3,200 people and had assets of $467 million at December 31, 2007. The order backlog totaled $392.8 million and $396.8 million at December 31, 2007 and 2006, respectively.

Engineered Materials

The Engineered Materials segment is largely comprised of the Crane Composites fiberglass-reinforced plastic (“frp”) panel business. The segment also includes the Polyflon business.

Crane Composites manufactures frp panels for the transportation industry, in refrigerated and dry-van truck trailers, recreational vehicles, industrial markets and the commercial construction industry for food processing, fast-food restaurants and supermarket applications, as well as institutions where fire-rated materials with low-smoke generation and minimum toxicity are required. Crane Composites sells the majority of its products directly to truck trailer and recreational vehicle manufacturers and uses distributors and retailers to serve the commercial construction market. Crane Composites’ manufacturing facilities are located in Channahon and Joliet, Illinois; Jonesboro, Arkansas; Grand Junction, Tennessee; Florence and Henderson, Kentucky; Goshen, Indiana; and Alton, Hampshire, United Kingdom.

Noble Composites, Inc. (“Noble”) was acquired in September 2006 and during 2007 has been integrated into Crane Composites. Noble specializes in the manufacture and sale of premium, high-gloss finished composite panels used by recreational vehicle manufacturers. Noble’s manufacturing facility is located in Goshen, Indiana. In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss frp panels used by manufacturers of recreational vehicles. The acquired business is being integrated into the Noble Composites business.

PART I / ITEM 1

Polyflon is a manufacturer of small specialty components, primarily as substrate materials for antennas. Polyflon is located in Norwalk, Connecticut.

The Engineered Materials segment employs approximately 1,020 people and had assets of $305 million at December 31, 2007. The order backlog totaled $14.8 million and $13.2 million at December 31, 2007 and 2006, respectively.

Merchandising Systems

The Merchandising Systems segment is divided into two groups, Vending Solutions and Payment Solutions, both of which were significantly expanded in 2006 with our investment of over $200 million for the acquisitions of four complementary businesses.

Vending Solutions includes Dixie-Narco and Automatic Products (two businesses we acquired in 2006), National Vendors, GPL, Stentorfield and Streamware. These businesses create customer value through innovation, reliability, durability and reduced cost of ownership. Our products are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Streamware provides vending management software to help customers operate their businesses more profitably, become more competitive and free cash for continued business investment. Major production facilities for Vending Solutions are located in St. Louis, Missouri; Williston, South Carolina and Chippenham, England.

Payment Solutions includes National Rejectors (“NRI”), which makes coin changers and validators, and two businesses acquired in 2006, Telequip Corporation (“Telequip”) and CashCode Co. Inc. (“Cash Code”). With the acquisition of these two businesses, Crane is a full-line supplier of high technology payment systems products well positioned for growth in all market segments and geographies. NRI is headquartered in Buxetehude, Germany; Cash Code is in Concord, Ontario, Canada and Kiev, Ukraine and Telequip is located in Salem, New Hampshire.

The Merchandising Systems segment employs approximately 2,000 people and had assets of $349 million at December 31, 2007. Order backlog totaled $34.1 million and $33.2 million at December 31, 2007 and 2006, respectively.

Fluid Handling

The Fluid Handling segment consists of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply. In 2007, the Valve Group aligned its business units as follows: Chemical/Pharmaceutical, Energy, Crane Group UK and Services. This alignment will provide greater focus on the chemical, pharmaceutical, oil, gas and power and, to a lesser extent, nuclear, building services and utilities end markets.

The Valve Group, with manufacturing facilities in the United States as well as operations in: Australia, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Northern Ireland, Singapore, Spain, Sweden, Taiwan, United Arab Emirates and Wales, sells a wide variety of industrial and commercial valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors and actuators and provides valve testing, parts and services for the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, waste management, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, Hattersley and Duochek.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks, Barnes, and Sellers. Pumps are sold to a broad customer base that includes chemical and hydrocarbon processing, automotive, municipal, industrial and commercial wastewater, power generation, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea, Ontario, Canada and Zhejiang, China.

Crane Supply, a distributor of plumbing supplies, valves and piping maintains 33 distribution facilities throughout Canada.

During the fourth quarter of 2007, we announced and commenced implementation of a restructuring program designed to further enhance operating margins in the Fluid Handling segment. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at our foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The Foundry Restructuring is expected to be substantially completed by the end of 2008. The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. We expect to incur total pre-tax charges, upon program completion, of approximately $14 million. Included in this amount, in December 2007, we recognized workforce reduction charges of approximately $9 million. Also in December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of approximately $28 million.

The Fluid Handling segment employs approximately 5,000 people and had assets of $869 million at December 31, 2007. Order backlog totaled $242.6 million and $210.5 million at December 31, 2007 and 2006, respectively.

Controls

The Controls segment consists of the Barksdale, Azonix, Dynalco, Crane Environmental and Crane Wireless Monitoring Solutions businesses.

Barksdale manufactures ride-leveling, air-suspension control valves for heavy trucks and trailers, as well as pressure, temperature and level sensors used in a range of industrial machinery and equipment. It has manufacturing and marketing facilities in Los Angeles, California and Reichelsheim, Germany.

Azonix produces ultra-rugged computers, mobile rugged displays, measurement and control systems and intelligent data acquisition products and has a manufacturing facility in Billerica, Massachusetts and, with the acquisition of the mobile rugged business of Kontron AG, an engineering facility in Fremont, California.

Dynalco is a manufacturer of engine compressors monitoring and diagnostic systems and has facilities in Ft. Lauderdale, Florida and Houston, Texas.

PART I / ITEM 1

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

The Controls segment employs approximately 600 people and had assets of $84 million at December 31, 2007. Order backlog totaled $35.3 million and $23.0 million at December 31, 2007 and 2006, respectively.

Acquisitions

We have completed 15 acquisitions since the beginning of 2003.

During 2007, we completed two acquisitions at total cost of approximately $65 million. Goodwill for the 2007 acquisitions amounted to approximately $29 million.

In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and is being integrated into the Noble Composites business within our Engineered Materials segment.

In August 2007, we acquired the Mobile Rugged Business of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications. The purchase price was $26.6 million. The acquired business had sales of approximately $25 million in 2006 and is being integrated into the Azonix business within our Controls segment.

During 2006, we completed five acquisitions at a total cost of approximately $283 million. Goodwill for the 2006 acquisitions amounted to approximately $148 million.

In January 2006, we acquired substantially all of the assets of Cash Code, a manufacturer of banknote validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for approximately $86 million in cash. Cash Code had sales of approximately $48 million in 2005. Cash Code is located in Concord, Ontario, Canada and Kiev, Ukraine, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. Cash Code was integrated into our Merchandising Systems segment.

In June 2006, we acquired all of the outstanding capital stock of Telequip for a cash purchase price of approximately $45 million. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of approximately $20 million in 2006. Telequip was integrated into our Merchandising Systems segment.

In June 2006, we acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of approximately $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production has been consolidated into the Merchandising Systems facility in St. Louis, Missouri. AP had total annual sales of approximately $40 million in 2006.

In September 2006, we acquired all the outstanding capital stock of Noble for a cash purchase price of approximately $72 million. Noble, located in Goshen, Indiana, was a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels for use by recreational vehicle manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into our Engineered Materials segment.

In October 2006, we acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of approximately $46 million in cash. Dixie-Narco is the largest can/bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco had total annual sales of approximately $155 million in 2006. Dixie-Narco was integrated into our Merchandising Systems segment.

During 2005, we completed two acquisitions at a total cost of $9 million. Goodwill for the 2005 acquisitions amounted to approximately $5 million.

During 2004, we completed two acquisitions at a total cost of $50 million. Goodwill for the 2004 acquisitions amounted to approximately $37 million. In January 2004, we acquired Porter for a purchase price of $44 million. Porter is a leading manufacturer of motion control products for airline seating and was integrated into the Burbank, California Aerospace facility. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were approximately $32 million. The operations were integrated into our Aerospace & Electronics segment. Also in January 2004, we acquired the Hattersley valve brand and business together with certain related intellectual property and assets from Hattersley Newman Hender, Ltd., a subsidiary of Tomkins plc, for a purchase price of $6 million.

PART I / ITEM 1

Hattersley branded products include an array of valves for commercial, industrial and institutional construction projects. This business has been integrated into Crane Ltd., which is part of our Fluid Handling segment.

During 2003, we completed four acquisitions at a total cost of $169 million. Goodwill for these acquisitions amounted to $118 million. In May 2003, we acquired STC for a total purchase price of $138 million (net of STC cash acquired). STC, with 2002 annual sales of approximately $87 million, is a leading manufacturer of highly engineered state-of-the-art power management products and electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets. STC supplies many U.S. Department of Defense prime contractors and foreign allied defense organizations with products designed into systems for missile, radar, aircraft, electronic warfare, intelligence and communication applications. The operations were integrated with our Aerospace & Electronics segment. In June 2003, we purchased certain pipe coupling and fittings businesses from Etex Group S.A. (“Etex”), for a purchase price of $29 million. The 2002 annual sales for these businesses were approximately $60 million. These businesses provide pipe jointing and repair solutions to the water, gas and industrial markets worldwide. Products include grooved pipe systems, pipeline couplings and transition fittings and pipeline equipment. The businesses were integrated into our subsidiary, Crane Ltd., a leading provider of pipe fittings, valves and related products to the building services, HVAC (heating, ventilating and air conditioning) and industrial markets in the United Kingdom and Europe, a part of our Fluid Handling segment. We also acquired two other entities in 2003 at a total purchase price of approximately $2 million.

Divestitures

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million. Our investment in IMC was approximately $29 million and we recorded dividend income in 2007, 2006 and 2005 of $5.3 million, $5.6 million and $6.0 million, respectively.

In April 2006, we completed the sale of the outstanding capital stock of Westad Industri A/S, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in our Fluid Handling segment. In May 2006, we completed the sale of substantially all of the assets of Resistoflex-Aerospace, a manufacturer of high-performance hose and high-pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex-Aerospace was included in the Aerospace & Electronics segment. In December 2004, we sold the Victaulic trademark and UK-based business assets for $15 million in an all cash transaction. The Victaulic trademark and business assets were acquired in connection with the acquisition of certain valve and fittings product lines from Etex S.A. in June 2003. In March 2003, we sold the assets of our Chempump unit to Teikoku USA, Inc. Chempump manufactured canned motor pumps primarily for use in the chemical processing industry.

Competitive Conditions

Our lines of business are conducted under highly competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify our competitive position, although we believe that we are a principal competitor in most of our markets. Our principal method of competition is production of quality products at competitive prices in a timely and efficient manner.

Our products have primary application in the aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, petrochemical, chemical and power generation industries. As such, they are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.

Our engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements as well as the development of new products. While we own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, none are of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.

Research and development costs are expensed when incurred. These costs were approximately $106.8 million, $69.7 million and $53.1 million in 2007, 2006 and 2005, respectively, incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were approximately $8.4 million, $8.8 million and $7.0 million in 2007, 2006 and 2005 respectively, and were recorded in net sales.

We are not dependent on any single customer.

Raw Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and other petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces during the past two years have caused significant increases in the costs of steel and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable, though escalating, costs.

Seasonal Nature of Business

Our business does not exhibit significant seasonality; however, our sales are typically lower in the first quarter.

PART I / ITEM 1

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics business segment and our Fluid Handling business segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, many government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties or suspension or debarment from government contracting or subcontracting for a period of time. For example, as previously disclosed, we sold certain valves made by our Fluid Handling segment to private customers that ultimately were delivered to U.S. military agencies which did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. Subsequent to a U.S. Government investigation, in July 2007, we executed a settlement agreement with the Department of Justice providing for, among other things, the payment of $7.5 million to the United States. For a further discussion of risks related to compliance with government contracting requirements, please refer to “Item 1A. Risk Factors.”

See Part I, Item 3 “Legal Proceedings” regarding certain costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment.

Financing

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by us in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In addition, the amended and restated facility provides us with reduced annual fees and interest rates as well as less restrictive financial and operating covenants. The facility was not used throughout 2007, 2006 and 2005. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2007, our ratio was 31%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s and Standard & Poor’s, then holders of the Notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest.

In September 2003, we issued $200 million of 5.50% notes that mature on September 15, 2013. The notes are unsecured, senior obligations with interest payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option.

We had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, are available free of charge on our website at www.craneco.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission.

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001.	58	1999

David E. Bender	Group President, Electronics	Group President, Electronics of Crane Aerospace & Electronics segment of the Company since December 2005. Vice President, Operations, Aerojet General Corporation, a division of GenCorp, from 2004 to 2005. Executive Vice President GDX Automotive, a division of GenCorp, from 2003 to 2004. Vice President, Operations, Aerojet General Corporation, a division of GenCorp, from 2001 to 2003.	48	2007

Thomas J. Craney	Group President, Composites	Group President, Composites of the Engineered Materials segment of the Company since May 2007. Owens Corning from 1979 to 2007; Vice President of Sales, North American Building Materials from 2005 to 2007 and Vice President, General Manager, Commercial and Industrial Insulation business from 2000 to 2005.	52	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	56	1996

Bradley L. Ellis	Group President, Crane Merchandising Systems	Group President, Crane Merchandising Systems segment of the Company since December 2003. Vice President, Operational Excellence of the Company from 2000 to December 2003.	39	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001. Previously, President of the Company’s Lear Romec division from August 1999 to January 2001.	54	2001

Andrew L. Krawitt	Vice President, Treasurer	Vice President and Treasurer of the Company since September 2006. From 1998 to 2006 with PepsiCo, most recently Director, Financial Planning & Analysis from May 2005 to September 2006; Region Finance Director, Frito-Lay Division from January 2003 to May 2005; Director, Financial Strategy, Pepsi-Cola Division from January 2001 to January 2003.	42	2006

Max H. Mitchell	Group President, Fluid Handling	Group President, Fluid Handling segment of the Company since April 2005. Vice President, Operational Excellence of the Company from March 2004 to April 2005. From 2001 to 2004, Senior Vice President of Global Operations for the Pentair Tool Group.	44	2004

Richard A. Maue	Vice President, Controller	Vice President, Controller and Chief Accounting Officer of the Company since August 2007. Vice President, Controller and Chief Accounting Officer of Paxar Corporation from July 2005 to June 2007. Director, Internal Audit Practice at Protiviti, Inc. from June 2003 to July 2005. Senior Vice President and Chief Financial Officer and Corporate Secretary of Andrea Electronics Corporation from November 1999 to June 2003.	37	2007

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001. Vice President, Controller and Chief Tax Officer of the Company from April 2000 to November 2001. Vice President, Taxes of the Company from September 1999 to April 2000.	53	1999

PART I / ITEM 1

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	53	1989

Thomas J. Perlitz	Vice President, Operational Excellence	Vice President, Operational Excellence of the Company since September 2005. From 1995 to 2005 with subsidiaries of Danaher Corp. (manufacturer of instrumentation, tools and components), most recently Vice President, Global Marketing and Engineering-Imaging of KaVo Dental, Lake Zurick, IL (dental imaging products) from August 2004 to August 2005; Director of Worldwide Service, Fluke Corporation, Everett, WA (electronic and electrical test tools) from February 2002 to August 2004; and Business Unit Manager, Fluke Corporation from July 2000 to February 2002.	39	2005

Curtis P. Robb	Vice President, Business Development and Strategic Planning	Vice President, Business Development and Strategic Planning of the Company since June 2005. From 2003 to 2005, founder and Managing Director of Robb Associates, LLP (financial advisory services). From 1995 to 2002, Managing Director, Mergers and Acquisitions at HSBC (investment banking) and a predecessor company.	53	2005

C. Douglas Spitler	Group President, Controls	Group President, Controls segment of the Company since April 2004. Interim President, Crane Electronics Group, October 2004 to December 2005. CEO, Connector Service Corporation, 2002-2004. (Connector Service Corporation filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois on September 24, 2003.) From 1992 to 2001, various general management and financial management positions with Invensys plc and predecessor company, Siebe plc.	57	2007

Gregory A. Ward	Group President, Aerospace	Group President, Aerospace of Crane Aerospace & Electronics segment of the Company since December 2002. From 1999 to 2002, President of the Hydro-Aire operation of Crane Aerospace & Electronics.	57	2007

PART I / ITEM 1A

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, and with the discussion of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may adversely affect our business or financial performance. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

We are subject to numerous lawsuits for asbestos-related personal injury, and costs associated with these lawsuits may adversely affect our results of operations, cash flow and financial position.

We are subject to numerous lawsuits for asbestos-related personal injury. Estimation of our ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would any substantial adverse verdict at trial or on appeal. A legislative solution or a revised structured settlement transaction could also change the estimated liability. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlements and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to predict such future events. The resolution of these claims may take many years, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

As of December 31, 2007, we were one of a number of defendants in cases involving approximately 81,000 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 10 of the Notes to our Consolidated Financial Statements for additional information on:

•	Our pending claims;

•	Our historical settlement and defense costs for asbestos claims;

•	The liability we have recorded in our financial statements for pending and reasonably anticipated asbestos claims through 2017;

•	The asset we have recorded in our financial statements related to our estimated insurance coverage for asbestos claims; and

•	Uncertainties related to our net asbestos liability.

We have recorded a liability for pending and reasonably anticipated asbestos claims through 2017, and while it is probable that we will incur additional liabilities for asbestos claims after 2017, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. In the third quarter 2007, we updated and extended the estimate of our asbestos liability and recorded an additional pre-tax provision of approximately $390 million, which includes a corresponding insurance receivable.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.

Certain of our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that we have been or will be at all times in substantial compliance with environmental and health and safety laws. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For example, during the 2007 fourth quarter, we recorded a $19 million charge related to an increase in our expected liability at our Goodyear, Arizona Superfund site.

Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flow and reputation.

Primarily in our Aerospace & Electronics and Fluid Handling segments, we are required to comply with various export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability export products and services, and damage to our reputation. For example, in the 2007 third quarter, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government. See the Civil False Claims Settlement section under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I / ITEM 1A

Demand for our products is uncertain and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.

A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customers’ demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and unforeseen inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our aerospace businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 13% of the segment’s revenue in 2007) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In our Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles, or industrial or building products. Results in our Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at our Merchandising Systems business have been and will continue to be affected by employment levels, office occupancy rates and factors affecting vending operator profitability such as fuel, confection and borrowing costs.

We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.

Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of customer acceptance and reaction from competitors. In our Aerospace & Electronics segment, for example, if we are unable to successfully develop, fund and deliver new products for major programs such as the Boeing 787 and the Airbus A400M, our operating results would be adversely impacted. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

The prices of our raw materials may increase, which may adversely affect our profitability.

The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits could be adversely affected by unanticipated increases in resin and fiberglass material costs and by inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in our Fluid Handling and Merchandising Systems segments similarly are affected by fluctuations in the price of metals such as steel. While we have taken initiatives aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.

Our ability to obtain parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.

Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. As this effort progresses, we are exposed to an increased risk of disruptions to our supply chain, which could have a significant effect on our operating results. In addition, if we are unable to procure these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal controls and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:

•	Maintenance of uniform standards, controls, policies and procedures;

•	Distraction of management’s attention from normal business operations during the integration process;

•	Expenses associated with the integration efforts; and

•	Unidentified issues not discovered in the due diligence process, including legal contingencies.

There can be no assurance that suitable acquisition opportunities will be available in the future, that we will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable, which could adversely impact our growth rate. Our ability to achieve our growth goals depends in part upon our ability to identify and successfully acquire and integrate companies and businesses at appropriate prices and realize anticipated cost savings. In addition, changes in accounting or regulatory requirements could also adversely impact our ability to consummate acquisitions.

PART I / ITEM 1A

We face significant competition which may adversely impact our results of operations and financial position in the future.

While we are a principal competitor in most of our markets, all of our markets are highly competitive. Our competitors in many of our business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on our results of operations.

We conduct a substantial portion of our business outside the United States and face risks inherent in non-domestic operations.

Net sales and assets related to our operations outside the United States were 37.8% and 33.3% in 2007, and 37.0% and 31.4% in 2006, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate.

We are dependent on key personnel, and we may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.

Certain of our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. We may have difficulty retaining such personnel or locating and hiring additional qualified personnel. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could impact our results of operations in a materially adverse manner.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that as of December 31, 2007, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods; however, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Specific Risks Relating to Our Business Segments

Aerospace & Electronics

A significant decrease in demand for air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of repair parts from our businesses. Our businesses could also be impacted if major aircraft manufacturers, such as Boeing (which represented approximately 13% of the segment’s revenue in 2007 and 2006), encounter production problems, or if pricing pressure from aircraft customers causes the manufacturers to press their suppliers to lower prices. Sales and profits could face erosion if pricing pressure from the competitors increased, if planned new products were delayed, if finding new aerospace-qualified suppliers grew more difficult, or if required technical personnel became harder to hire and retain. Our Aerospace & Electronics segment results could be below expectations if the U.S. economy slows, which could cause customers to delay or cancel spare parts or aircraft orders.

A portion of this segment’s business is conducted under U.S. government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. A reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business.

Engineered Materials

In our Engineered Materials segment, sales and profits could fall if there were a decline in demand for truck trailers, recreational vehicles (“RVs”), industrial or building products for which our businesses produce fiberglass-reinforced panels. We experienced a sharp decline in RV orders about midway through the third quarter of 2006 as the RV industry sharply curtailed production in response to a fall-off in demand from their customers. This unfavorable trend continued through 2007. The industry generally attributes this downturn to higher gas prices and interest rates and an inventory reduction on dealer lots. While the short term is uncertain, in the longer term the demographic fundamentals continue to be positive for the growth of RV sales. Profits could also be adversely affected by unanticipated increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the businesses to maintain their product cost and functionality advantages when compared to competing materials.

We are defending two separate lawsuits brought by customers alleging failure of our fiberglass-reinforced plastic material in RV sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits are approximately $13 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. One of these lawsuits is currently in trial, and is expected to conclude by the end of February 2008. The other is nearing completion of fact and expert discovery and a trial on that lawsuit is expected to take place in late 2008. We continue to believe that we have valid defenses to the claims raised in both of these lawsuits. We have given notice of these lawsuits to our insurance carriers and will seek coverage for any liability in accordance with the applicable policies.

PART I / ITEM 1B

We are also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May, 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by us that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and we believe that we have valid defenses to the underlying claims raised in these lawsuits. We have given notice of these lawsuits to our insurance carriers, and will seek coverage for any resulting losses. Based on our review of coverage, however, we have determined that we are facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. We have initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a material adverse effect on our results of operations and cash flows in the periods affected.

Merchandising Systems

Results at our businesses could be reduced by unfavorable economic conditions, including inflation and continued increases in fuel costs, delays in launching or supplying new products or an inability to achieve new product sales objectives, as well unfavorable changes in gaming regulations. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the Euro, other European currencies and the Canadian dollar versus the U.S. dollar.

We made four acquisitions in our Merchandising Systems segment in 2006, two of which are in vending machine manufacturing and two of which manufacture payment systems. The results of this segment could be adversely affected if unexpected problems are experienced in the integration of these businesses. In addition, one of the acquired vending machine manufacturers is currently experiencing operating losses, and we anticipate that it will take a number of months to implement the necessary changes to business practices of the acquired company in order to return it to profitability.

Fluid Handling

Our businesses could face increased price competition from larger competitors. Slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Furthermore, as we continue to outsource from international sources, particularly China and other low-cost countries, the risk of supply chain issues increases. At our foreign operations, reported results in U.S. dollar terms could be eroded by an unanticipated weakening of currency of the respective operations.

Controls

A number of factors could affect our Controls segment’s results. Lower sales and earnings could result if our businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence.

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

Total Manufacturing Facilities	Number	Area (sq.ft.)
Aerospace & Electronics
United States	8	831,000
International	3	74,000
Engineered Materials
United States	10	988,000
International	1	31,000
Merchandising Systems
United States	7	1,163,000
International	4	179,000
Fluid Handling
United States	9	876,000
International	19	2,800,000
Controls
United States	6	232,000
International	1	27,000

Leased Manufacturing Facilities	Lease Expiring Through	Number	Area (sq.ft.)
United States	2012	17	828,000
International	2014	13	1,330,000

Other Facilities

Aerospace & Electronics operates four leased service centers, three in the United States and one outside the United States. This segment also operates two leased distribution centers outside the United States.

Engineered Materials operates eight distribution centers; five in the United States, of which four are leased, and three outside the United States, which are all leased. This segment also operates one leased service center in the United States.

Merchandising Systems operates four service centers; three in the United States, of which two are leased, and one outside the United States which is leased. This segment also operates 13 distribution centers; five in the United States, of which four are leased, and eight outside the United States, of which seven are leased.

Fluid Handling operates 31 service centers; eight in the United States, of which six are leased, and 23 outside the United States, of which 19 are leased. This segment also operates 42 distribution centers; two in the United States, of which one is leased, and 40 outside the United States, of which 28 are leased.

Controls operates three leased service centers in the United States.

In our opinion, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 10, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II / ITEM 5

Part II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2007 and 2006.

MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2007 High	2007 Low	2006 High	2006 Low	2007	2006
First	$40.84	$36.87	$41.27	$34.61	$0.150	$0.125
Second	45.29	41.56	45.75	36.50	0.150	0.125
Third	48.82	40.68	42.78	36.50	0.180	0.150
Fourth	48.41	43.49	43.85	35.40	0.180	0.150
					$0.660	$0.550
On December 31, 2007 there were approximately 3,525 holders of record of Crane Co. common stock.

The following table summarizes our share repurchases during the year ended December 31, 2007:

	Total number of shares purchased	Average Price paid per share	Total Number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - 31	—	—	—	—
February 1 - 28	498,900	$39.37	—	—
March 1 - 31	521,970	$39.00	—	—
Total January 1 - March 31, 2007	1,020,870	$39.18	—	—
April 1 - 30	—	—	—	—
May 1 - 31	—	—	—	—
June 1 - 30	226,260	$44.20	—	—
Total April 1 - June 30, 2007	226,260	$44.20	—	—
July 1 - 31	—	—	—	—
August 1 - 31	—	—	—	—
September 1 - 30	—	—	—	—
Total July 1 - September 30, 2007	—	—	—	—
October 1 - 31	—	—	—	—
November 1 - 30	—	—	—	—
December 1 - 31	—	—	—	—
Total October 1 - December 31, 2007	—	—	—	—
Total January 1 - December 31, 2007	1,247,130	$40.09	—	—

The table above only includes the open-market repurchases of our common stock in 2007. We also routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and restricted stock awards from stock-based compensation program participants.

PART II / ITEM 6

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003
Net sales	$2,619,171	$2,256,889	$2,061,249	$1,890,335	$1,635,991
Operating profit (loss) (a)	(107,656)	247,936	213,622	(161,490)	169,012
Interest expense	(27,404)	(23,015)	(22,416)	(23,161)	(20,010)
Income (loss) before taxes	(118,895)	239,334	196,523	(168,170)	151,164
Provision (benefit) for income taxes (b)	(56,553)	73,447	60,486	(62,749)	46,861
Net income (loss) (c)	(62,342)	165,887	136,037	(105,421)	104,303
Net income (loss) per diluted share	(1.04)	2.67	2.25	(1.78)	1.75
Cash dividends per common share	0.66	0.55	0.45	0.40	0.40
Total assets (d)	2,877,292	2,436,846	2,145,199	2,118,697	1,814,558
Long-term debt (d)	398,301	398,122	298,961	298,781	298,643

(a)	Includes 1) asbestos provisions of $390,150 and $307,794 in 2007 and 2004, respectively, 2) environmental provisions of $18,912 and $40,000 in 2007 and 2004, respectively, 3) foundry restructuring gain, net, of $19,083 in 2007, 4) governmental settlement of $7,600 in 2007 and 5) an environmental reimbursement of $4,900 in 2006.
(b)	Includes the tax effect of items cited in notes ( a ) and ( c ) as well as a $10,400 tax provision for the potential repatriation of approximately $194,000 of foreign cash.
(c)	Includes the effect of items cited in note ( a ) and a gain on sale of a joint venture of $4,144 in 2007.
(d)	We previously classified deferred financing costs as a reduction of Long-term debt. Commencing June 2007, we began classifying such costs in Other assets. For the years ended December 31, 2006, 2005, 2004, and 2003 we revised the consolidated financial statements to correct this error by restating $6,362, $5,713, $2,189, and $2,782, respectively, of such deferred financing costs from Long-term debt to Other assets. There was no effect on operating income as a result of this restatement.

PART II / ITEM 7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a diversified manufacturer of highly engineered industrial products. Our business consists of five segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Our primary markets are aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, chemical, pharmaceutical, oil, gas and power, nuclear, building services and utilities.

During 2007, we completed two acquisitions at a total cost of approximately $65 million. In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. In August 2007, we acquired the Mobile Rugged Business of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications.

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million. Our investment in IMC was approximately $29 million and we recorded dividend income in 2007, 2006 and 2005 of $5.3 million, $5.6 million and $6.0 million, respectively.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2007, 2006 and 2005 is affected by the following significant items:

Asbestos Charge

With the assistance of outside experts, during the third quarter of 2007, we updated and extended our estimate of our asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through 2017. Our previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, we recorded an additional pre-tax provision of $390.2 million during the third quarter of 2007 (this amount includes a corresponding insurance receivable). Our decision to take this action was based on several factors, including:

•

the number of asbestos claims being filed against us has moderated substantially over the past several years, and in our opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period should be reasonably stable;

•

the stable outlook for future claims is particularly true for mesothelioma claims, which although constituting only 11% of our asbestos claims account for approximately 85% of our aggregate settlement and defense costs over the past five years;

•	federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in our opinion, the prospects for such legislation at the federal level are remote;

•

there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity; and

•

we have now entered into coverage-in-place agreements with a majority of our excess insurers, which enables us to project a more stable relationship between settlement and defense costs paid by us and reimbursements from our insurers.

Taking all of these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we do not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017. The liability was $1,027 million as of December 31, 2007.

Environmental Charge

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2007 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of ours in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. We recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, we and our technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with our technical advisors, we prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, our estimated liability for the costs of such activities through 2014 was $41.5 million as of December 31, 2007, which is included in accrued liabilities and other liabilities in our consolidated balance sheet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21 percent of qualifying costs of investigation and remediation activities at the Site. As of December 31, 2007, we have recorded a receivable of $7.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

Foundry Restructuring

During the fourth quarter of 2007, our Fluid Handling segment commenced implementation of a restructuring program designed to further enhance operating margins. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The Foundry Restructuring is expected to be substantially completed by the end of 2008. The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. We expect to incur total pre-tax charges, upon program completion, of approximately $14 million. Included in this amount, in December 2007, we recognized workforce reduction charges of approximately $9 million. Also in December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of approximately $28 million. We are leasing back part of the property for up to two years until the ongoing manufacturing and office activities are transferred.

Civil False Claims Settlement

During the third quarter of 2007, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government.

We were engaged in discussions with attorneys from the Civil Division of the Department of Justice (“DOJ”) for over a year regarding allegations that certain valves sold by our Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to contractual specifications relating to the place of manufacture and the origin of component parts. The DOJ’s allegations originated with a qui tam complaint filed under seal by a former CVNA employee. The DOJ ultimately intervened in that case, and on March 31, 2007, filed a complaint against us in the United States District Court for the Southern District of Texas seeking unspecified damages for violations of the False Claims Act, and other common law claims. The complaint alleged that CVNA failed to notify the correct U.S. military agency when our manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003. As a result, the complaint alleged that the valves manufactured in Texas were not properly listed on the Qualified Product List as required by the contract specifications.

We received a letter from the Department of the Navy on February 14, 2007, conveying the Navy’s concerns about the Qualified Products List allegations raised by the DOJ. The Department of the Navy advised us that, if true, these allegations could potentially result in us and our subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government.

We cooperated with the Government’s investigation of these matters and executed a settlement agreement with the DOJ providing for, among other things, the payment of $7.5 million to the United States and $125,000 to pay the legal fees of the former employee who filed the qui tam complaint. In addition, we negotiated an administrative agreement with the Department of the Navy for a term of three years pursuant to which we will implement certain changes to our compliance programs and report to the Navy on a quarterly basis. These agreements were executed and became effective on July 27, 2007. We acknowledged the failure to notify the Navy and update the Qualified Products List but we denied that this omission violated the False Claims Act. The failure to notify the Navy was unintentional and there was no misconduct by our personnel. We determined to settle this matter to avoid the risks of costly and protracted legal proceedings.

Repatriation of Foreign Earnings

During the fourth quarter of 2007, we concluded that our capital balances overseas were in excess of our projected future needs outside the U.S. As a result, we established a $10.4 million deferred tax liability related to the estimated additional U.S. federal and state income taxes due upon the ultimate repatriation of $194 million of such capital balances.

PART II / ITEM 7

In the pages that follow, we discuss results, along with the events, trends, market dynamics and management initiatives that influenced them.

	For the year ended December 31,			2007 vs 2006 Favorable / (Unfavorable) Change		2006 vs 2005 Favorable / (Unfavorable) Change
(in millions except %)	2007	2006	2005*	$	%	$	%
Net Sales
Aerospace & Electronics	$629	$566	$537	$63	11	$29	5
Engineered Materials	331	309	305	22	7	4	1
Merchandising Systems	388	258	166	130	50	92	55
Fluid Handling	1,136	1,000	937	136	14	63	7
Controls	135	124	117	11	9	7	6
Elimination	—	—	(1)	—	—	1	—
Total Net Sales	$2,619	$2,257	$2,061	$362	16	$196	9
Sales Growth:
Core business				$163	7	$80	4
Acquisitions/dispostions				134	6	96	4
Foreign Exchange				65	3	20	1
Total Sales Growth				$362	16	$196	9
Operating Profit
Aerospace & Electronics	$86	$99	$85	$(13)	(13)	$14	17
Engineered Materials	58	50	63	8	16	(13)	(20)
Merchandising Systems	40	18	13	22	122	5	37
Fluid Handling, before Foundry Restructuring	140	107	76	33	31	31	41
Foundry Restructuring	19	—	—	19	—	—	—
Fluid Handling	159	107	76	52	49	31	41
Controls	10	10	8	—	—	2	21
Elimination	—	—	—	—	—	—	—
Total Segment Operating Profit**	$353	$284	$245	$69	24	$39	16
Corporate Expense	(52)	(36)	(31)	(16)	(44)	(5)	(15)
Corporate—Asbestos charge	(390)			(390)		—
Corporate—Environmental charge	(19)			(19)		—
Total Operating Profit	$(108)	$248	$214	$(356)	(144)	$34	16
Operating Margin %
Aerospace & Electronics	13.7%	17.5	15.8
Engineered Materials	17.6	16.2	20.7
Merchandising Systems	10.2	6.8	7.7
Fluid Handling, before Foundry Restructuring	12.3	10.7	8.1
Controls	7.3	8.1	7.1
Elimination	—	—	—
Total Segment Operating Margin %**	13.5	12.6	11.9
Total Operating Margin %	(4.1)	11.0	10.4

*	Reclassified to include the movement of Wireless Monitoring from our Aerospace & Electronics segment and Environmental from our Fluid Handling segment to our Controls segment. These changes did not have a significant effect on segment results. (See segment information in Note 14 in Notes to Consolidated Financial Statements.)
**	The disclosure of total segment operating profit provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” We consider total segment operating profit a useful measure of operating performance which should be considered in addition to, but not a substitute for, other measures reported in accordance with generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2007 Compared with 2006

Sales in 2007 increased $362 million, or 16%, to $2.619 billion compared with $2.257 billion in 2006. The sales increase was primarily due to core business growth of $163 million (7%) and revenue from net acquisitions and dispositions of $134 million (6%). Sales growth also included $65 million (3%) from favorable foreign exchange. Our Aerospace & Electronics segment reported a sales increase of $63 million, or 11%. Excluding Resistoflex-Aerospace which was divested in May 2006, segment sales were up 12%. Our Aerospace Group had strong commercial OEM (Original Equipment Manufacturer) sales and aftermarket revenue. Our Electronics Group experienced a 5% sales increase year over year. In our Engineered Materials segment, demand for fiberglass-reinforced panels from the recreational vehicle and transportation trailer markets declined 9% due to lower industry demand. The Merchandising Systems segment showed a $130 million revenue increase in 2007 mainly from the four acquisitions made in 2006. Our Fluid Handling segment’s sales increased $136 million, or 14%, including a net decline of $10 million related to disposed businesses. Excluding dispositions, this segment’s sales increased $147 million, or 15%, $97 million (10%) from core growth reflecting the strong conditions in general industrial markets and $50 million (5%) from favorable foreign exchange.

Total segment operating profit was $69 million, or $24% higher, in 2007 when compared to 2006. Total Fluid Handling segment operating profit was $52 million higher, or 49%, in 2007 compared to the prior year. As a percent of sales, total segment operating margins increased to 13.5% in 2007, compared to 12.6% in 2006. The increase over the prior year was driven primarily by improvement in our Fluid Handling and Merchandising Systems segments. Fluid Handling benefited from:

•	successfully leveraging higher sales volume;

•	price increases;

•	the net gain of $19 million related to the consolidation of foundry operations; and

•	the favorable impact of changes in foreign exchange rates.

Merchandising Systems benefited from continued strong global demand for payment solutions products and, to a lesser extent operating efficiencies gained through the integration of the AP and Dixie-Narco acquisitions and share gains in European vending. Engineered Materials benefited from the full year profit contribution from the September 2006 Noble acquisition and customer price increases. These improvements were partially offset by unfavorable operating margins in our Aerospace & Electronics segment due primarily to increased engineering expenses related to new products for major programs such as the Boeing 787 and the Airbus A400M.

An operating loss of $108 million resulted in 2007, compared to an operating profit of $248 million in 2006. 2007 operating results included:

•	a provision of $390.2 million ($254 million, after-tax) to update and extend our estimate of our asbestos liability;

•	an environmental provision of $19 million ($12.3 million, after-tax) related to our expected liability at our Goodyear, Arizona Superfund Site; and

•	a $7.6 million provision ($5.4 million, after-tax) relating to the previously disclosed civil false claims proceeding by the U.S. Government.

The 2007 net loss was $62.3 million, or $1.04 per share, as compared with net income of $165.9 million, or $2.67 per share, in 2006. The 2007 net loss included:

•	the asbestos charge ($254 million, or $4.22 per share);

•	the environmental provision ($12.3 million, or $0.20 per share);

•	the civil false claims settlement ($5.4 million, or $0.09 per share); and

•	the additional tax provision for undistributed foreign earnings ($10.4 million, or $0.17 per share).

These amounts were partially offset by the net gain resulting from the foundry restructuring ($18.4 million, or $0.31 per share) and the gain on the sale of the IMC joint venture ($5.8 million, or $0.10 per share).

2006 Compared with 2005

Sales in 2006 increased $196 million, or 9%, to $2.257 billion compared with $2.061 billion in 2005. The sales increase was primarily due to core business growth of $80 million (4%) and revenue from net acquisitions and dispositions of $96 million (4%). Sales growth also included $20 million (1%) from favorable foreign exchange. Our Aerospace & Electronics segment reported a sales increase of $29 million, or 5%. Excluding Resistoflex-Aerospace which was divested in May 2006, segment sales were up 8%. Our Aerospace Group had strong commercial OEM sales and aftermarket revenue. Our Electronics Group experienced flat sales year over year. In our Engineered Materials segment, demand for fiberglass-reinforced panels from the recreational vehicle and transportation trailer markets was up slightly for the year. Our Merchandising Systems segment showed a $92 million revenue increase in 2006 mainly from the four acquisitions made during the year. Excluding acquisitions, Vending Solutions revenue declined reflecting the weak vending machine market conditions throughout 2006 which appeared to stabilize at the end of the year. Our Fluid Handling segment’s sales increased $63 million, or 7%, including a net decline of $12 million from disposed and acquired businesses. Excluding dispositions and acquisitions, this segment’s sales increased $75 million, or 8%, $57 million (6%) from core growth and $18 million (2%) from favorable foreign exchange reflecting the strong conditions in general industrial markets.

Total operating profit was $34 million higher, or 16%, in 2006 than in the prior year, largely the result of favorable performance in the Fluid Handling segment and the Aerospace group. All segments except Engineered Materials showed improvement. Fluid Handling benefited from operational improvements, the leverage on higher sales volume and price increases in 2006. In our Aerospace and Electronics segment, our Electronics Group operating profit was down slightly, but the Aerospace Group experienced a 25% profit improvement from the strong increase in commercial OEM and aftermarket sales. Our Merchandising Systems segment’s profit from 2006 acquisitions was somewhat offset by lower volume on traditional vending products.

PART II / ITEM 7

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

Miscellaneous income was up $6 million pretax in 2006 from 2005 primarily from the $8 million net gain from the sale of Resistoflex Aerospace and Westad.

Net income was $166 million ($2.67 per diluted share) in 2006, an increase of 22%, as compared with $136 million ($2.25 per diluted share) in 2005.

Aerospace & Electronics

(dollars in millions)	2007	2006	2005*
Net sales	$629	$566	$537
Operating Profit	86	99	85
Assets	467	469	475
Operating Margin	13.7%	17.5%	15.8%

*	Reclassified to reflect the movement of the Wireless Monitoring to the Controls segment.

(See segment information in Note 14 to the Consolidated Financial Statements.)

2007 Compared with 2006.  Sales of our Aerospace & Electronics segment increased $63 million, or 11%, in 2007 to $629 million. The sales growth in this segment was primarily attributable to performance in the Aerospace Group. The Aerospace & Electronics segment’s operating profit decreased $13 million, or 13%, in 2007. The decline in operating profit was driven by substantially higher engineering expenses in the Aerospace Group, primarily related to the development of new products for major programs such as the Boeing 787 and Airbus A400M. The operating margin for the segment was 13.7% in 2007 compared to 17.5% in 2006.

Aerospace Group sales increased 14% from $369 million in 2006 to $421 million in 2007. Backlog at December 31, 2007 rose 3% to $241 million from December 31, 2006. The increase in sales and order backlog is attributable to continued strong global demand in the aerospace environment. The commercial market accounted for approximately 83% of Aerospace Group sales in 2007, while sales to the military market were approximately 17% of the total sales. Sales in 2007 by the Group’s five solution sets were as follows: Landing Systems, 28%; Sensing and Utility Systems, 26%; Fluid Management, 22%; Aircraft Electrical Power, 10%; and Cabin, 14%.

Our Aerospace Group’s sales increased in 2007 due to higher OEM volumes which were up 18% to $259 million from $220 million in 2006 and, to a lesser extent, aftermarket volumes which increased 9% to $162 million in 2007 from $148 million in 2006. Higher sales were fueled by continued strong growth in the aerospace industry. Sales to OEMs were 62% of the total in 2007, compared to 60% in 2006. The strong 2007 aircraft build rate and stronger cabin OEM demand resulting, in part from schedule slides from 2006, were contributing factors in overall growth. Successful modernization and upgrade programs and repair and overhaul for the existing aircraft fleet and higher initial provisioning for new aircraft placed in service resulted in strong aftermarket performance, although at a slower pace than the increase in sales in commercial OEM products.

Our Aerospace Group 2007 operating profit decreased 16% over the prior year as the higher sales volume was more than offset by significantly higher engineering spending and, to a lesser extent, less favorable aftermarket/OEM mix.

In 2007, engineering expenses of $73 million increased approximately 70% or $30 million over the prior year. The Aerospace Group continued to invest engineering resources in new technologies and markets with an emphasis on products that improve safety and/or reduce operating costs. The significant investment in 2007 was primarily related to the development of new products for major OEM programs, including the Boeing 787 and Airbus A400M. In addition, to a lesser extent, continued investments in wireless technologies and AirWeighs™ (“AirWeighs”) contributed to the increase in engineering expenses over the prior year.

Working capital as a percentage of sales was 22.9% in 2007, compared to 24.4% in 2006. The improvement over the prior year was driven primarily by improved days sales outstanding and days payable outstanding.

Electronics Group sales increased 5% from $197 million in 2006 to $208 million in 2007. Our Electronics Group was favorably impacted by continued defense electronics spending, with major platforms carrying more mission payloads requiring products with higher power, increased efficiency and smaller packaging. In addition, demand in the medical market continued to increase. Operating profit was approximately the same as the prior year as the higher sales volumes were offset by higher engineering investment and higher program costs on certain long-term contracts. At December 31, 2007, Electronics Group backlog was down 6% from prior year levels.

Electronics Group sales by market in 2007 were as follows: military/defense, 64%; commercial aerospace, 26%; medical, 7%; and space, 3%. Sales in 2007 by the Group’s solution sets were as follows: Power, 64%; Microwave Systems, 22%; Microelectronics, 9%; and Electronic Manufacturing Services, 5%.

Power Solution’s revenue increased in 2007, up 4% from 2006. Operating profit margins in Power Solutions experienced a moderate decline due to increased engineering expenses on commercial aerospace programs as well as margin erosion resulting from higher program costs on certain long-term contracts. At December 31, 2007, the backlog was down 10% from the prior year.

Microwave Systems Solution’s 2007 revenues were approximately 2% higher than 2006. Operating profit increased 28% from 2006, primarily resulting from higher margins realized on microwave component part sales.

Microelectronics Solution’s 2007 revenues were approximately 36% higher than 2006, which was substantially due to key customer account initiatives which, in turn, increased electronic component sales for implantable biomedical devices.

Electronic Manufacturing Services Solution supports defense customers with engineered and build-to-print electronics manufacturing services. Our Electronic Manufacturing Services

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Solutions 2007 sales were down slightly and operating results were generally flat compared to the prior year. Notably, at December 31, 2007, the backlog was up 146% from 2006. This solution set is expected to benefit from an increasing industry trend to outsource circuit card assemblies to experienced defense electronics businesses.

Working capital as a percentage of sales was 26.6% in 2007, compared to 30.6% in 2006. The improvement over the prior year was driven primarily by improved days in inventory and days sales outstanding.

2006 Compared with 2005 .  Sales of the Aerospace & Electronics segment increased $29 million, or 5%, in 2006 to $566 million including a decline of $10 million from the May 2006 sale of Resistoflex-Aerospace. The sales growth of this segment was entirely from the results of the Aerospace Group. The Aerospace & Electronics operating profit increase was $14 million, or 17%, in 2006. Aerospace Group operating profit increased significantly on higher volume, favorable OEM/aftermarket mix and productivity improvements, while Electronics operating profit was down largely from reduced contract profitability and higher engineering investments. The operating margin for the segment was 17.5% in 2006 compared to 15.8% in 2005.

Aerospace Group sales increased 9% from $340 million in 2005 to $369 million in 2006. Resistoflex-Aerospace sales were $6.0 million during 2006 for the period through the May divestiture compared with $16.0 million in annual revenue in 2005. Aerospace Group sales increased 12% excluding Resistoflex-Aerospace. Backlog at December 31, 2006 rose 16% (21% excluding Resistoflex Aerospace) to $235 million from December 31, 2005 due to strong program wins in the favorable aerospace environment.

The commercial market accounted for about 83% of Aerospace Group sales in 2006, while sales to the military market were approximately 17% of the total sales. Sales in 2006 by the Group’s five solution sets were as follows: Landing Systems, 30%; Sensing and Utility Systems, 24%; Fluid Management, 25%; Aircraft Electrical Power, 9%; and Cabin, 12%.

The Aerospace Group’s sales increased due to higher commercial OEM and aftermarket volumes in 2006. Higher sales of commercial OEM and aftermarket products were fueled by the strong growth in the aerospace industry with a near-record level of commercial and a record level of business jet aircraft builds in 2006. Sales to OEM were 60% of the total in 2006 compared with 62% in 2005. The strong 2006 aircraft build rate along with our program wins was a significant factor in this overall growth. Successful modernization and upgrade programs and repair and overhaul for the existing aircraft fleet and higher initial provisioning for new aircraft placed in service resulted in the strong aftermarket performance.

The Aerospace Group 2006 operating profit increased 25% over the prior year from the higher volume and improved aftermarket/OEM mix. In addition, the Aerospace Group benefited in 2006 from lower costs from site consolidation and higher capacity utilization which was partly offset by a higher investment in engineering.

In 2006, engineering development costs increased approximately 18% over prior-year levels. The Aerospace Group continued to invest engineering resources in new technology and new markets with an emphasis on products that improve safety and /or reduce operating costs. The Aerospace Group continued to invest significantly for both short- and long-term growth. This included short-development cycle investment in modernization and upgrade programs using existing, off-the-shelf products to improve safety and operating costs for in-service aircraft. Long-development cycle investments were for existing products on new aircraft platforms, the upgrade of current customers and displacement of incumbents on existing aircraft, as well as new products for both in-service aircraft and new aircraft platforms including wireless technologies and AirWeighs. Our wireless SmartStem System introduced in 2005 replaces the existing valve stem in an aircraft wheel with a radio frequency-equipped valve stem capability for communicating tire pressure, temperature and other stored data wirelessly. The ease of use of the SmartStem System reduces labor costs and helps in keeping tires properly inflated extending tire life. The AirWeighs system converts landing gear struts into scales that measure an aircraft’s weight and determine the center of gravity in seconds, versus the older method that calculates this information using average passenger weights. Automatically measuring aircraft weight and center of gravity information improves airline operations and enhances aircraft performance and safety.

Improved working capital levels were demonstrated by the Aerospace Group’s quicker inventory turns, improved days sales outstanding for receivables and overall lower working capital as a percentage of sales at 24.4% in 2006 compared with 24.9% in 2005.

In 2006, Electronics Group sales of $197 million were about even with 2005 sales. The Electronics Group was favorably impacted by the strength of the network-centric warfare defense market in replacement and modification programs which helped to overcome revenue reductions in some heritage markets, particularly the contract manufacturing business (Electronic Manufacturing Services Solutions). Operating profit declined by $1 million from reduced contract profitability and higher engineering investment.

Electronics Group sales by market in 2006 were as follows: military/defense 67%; commercial aerospace 26%; medical 5%; space 2%. Sales in 2006 by the Group’s solution sets were as follows: Power, 65%; Microwave Systems, 22%; Microelectronics, 7%; and Electronic Manufacturing Services, 6%.

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

PART II / ITEM 7

Microelectronics Solutions supports biomedical and commercial customers with unique solutions to their requirements. Microelectronics experienced strong growth in electronics for implantable biomedical devices in 2006 and is pursing defense microelectronics applications for future growth opportunities as well. Backlog at December 31, 2006 was 20% above prior year levels.

Electronic Manufacturing Services Solutions supports defense customers with engineered and build-to-print electronics manufacturing services. The Electronic Manufacturing Services Solutions set experienced a decline in revenues in 2006 and had continued operational and business challenges resulting in an operating loss in 2006. Backlog at December 31, 2006 was 25% below prior year levels.

Engineered Materials

(dollars in millions)	2007	2006	2005
Net sales	$331	$309	$305
Operating Profit	58	50	63
Assets	305	264	189
Operating Margin	17.6%	16.2%	20.7%

2007 Compared with 2006.  Engineered Materials sales increased by $22 million from $309 million in 2006 to $331 million in 2007. Operating profit increased by $8 million from $50 million in 2006 to $58 million in 2007. Operating margins were 17.6% in 2007 compared with 16.2% in 2006.

Increased sales from the Noble acquisition and the composite panel business acquired from Owens Corning, together with the favorable impact of 2006 price increases across all markets, were partially offset by lower volumes in all segment categories. The industry had RV shipments of 353,000* units in 2007, down from 391,000 units in 2006. Building products sales decreased 4% due to softer commercial construction markets. Sales of interior scuff and liner panels for transportation trailers decreased 22% in 2007 compared with 2006 because of lower trailer build rates. Sales in Latin America and Asia were 23% higher in 2007 compared to 2006, primarily resulting from strong demand for truck bodies and containers along with building products.

The 2007 operating profit increase was primarily attributable to the full year profit contribution from the September 2006 Noble acquisition, the full year impact of 2006 price increases across all product lines, material cost productivity improvements and lower customer assistance costs associated with RV panel distortion. These increases were offset by lower volumes to our traditional RV and transportation customers.

Strong working capital management continued to show positive results. Working capital as a percentage of sales was 4.8% in 2007 as compared with 5.0% in 2006. The improvement over the prior year was driven primarily by improved days sales outstanding.

Polyflon had sales of approximately $3.5 million in 2007 and was profitable.

*As reported by the Recreational Vehicle Industry Association (“RVIA”) shipment report dated December 2007.

2006 Compared with 2005.  Engineered Materials sales increased by $4 million from $305 million in 2005 to $309 million in 2006. Operating profit declined by $13 million from $63 million in 2005 to $50 million in 2006. Operating margins were 16.2% in 2006 compared with 20.7% in 2005.

Increased sales from the Noble acquisition and price increases across all markets were partially offset by lower volume, primarily in RV and Europe. The industry had RV shipments of 391,000 units in 2006 which was up slightly from 2005 record levels, but significant weakness was experienced in the second half of the year. RV shipments were dramatically curtailed late in the third quarter of 2006 as original equipment manufacturers OEMs adjusted their production levels due to lower retail sales.

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

In 2006, product support has been provided to several RV customers experiencing panel distortion. Distortion affects the exterior panels of RVs and has been caused, in our view, by either a poor gluing process of the fiberglass-reinforced plastic (“frp”) panels to the substrate material and/or a higher than normal moisture content in the substrate materials, which is typically a plywood-type material called luan. Crane Composites embarked on a customer assistance program to team with the OEMs to provide solutions to the industry-wide distortion problem. The root causes and actions to address these issues involve teams of our production people and technical experts along with our customers who are reviewing production methods including adhesive processes, substrate sources and inspection processes.

Strong working capital management continued to show positive results. Working capital as a percentage of sales was 5.0% in 2006 as compared with 5.1% in 2005.

Polyflon had sales of approximately $3 million in 2006 and was profitable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Merchandising Systems

(dollars in millions)	2007	2006	2005
Net sales	$388	$258	$166
Operating Profit	40	18	13
Assets	349	338	104
Operating Margin	10.2%	6.8%	7.7%

2007 Compared with 2006.  Merchandising Systems segment sales of $388 million increased $130 million from 2006 primarily due to the incremental revenue contributed from the 2006 acquisitions and, to a lesser extent, organic volume increases and favorable currency translation. The Vending Solutions Group sales increase was largely due to the full year incremental revenue from the 2006 Dixie-Narco and AP acquisitions and, to a lesser extent, share gains in the European market. The Payment Solutions Group 2007 revenue increase was attributable to the full year performance of the Cash Code and Telequip acquisitions, coupled with strong global demand for payment solutions products, particularly in the gaming industry.

Operating profit of $40 million increased $22 million in 2007 versus 2006 driven largely by successfully leveraging the substantial sales increase in Payment Solutions and, to a lesser extent, improved performance in the Vending Solutions group as we continued to gain operating efficiencies through the integration of the AP and Dixie-Narco acquisitions.

Working capital as a percentage of sales was 18.9% in 2007, compared to 18.8% in 2006.

2006 Compared with 2005 .  Merchandising Systems segment sales of $258 million increased $92 million from 2005 mainly due to the incremental revenue from the four acquisitions. Operating profit of $18 million increased $5 million in 2006 as the profits from acquisitions more than offset the impact on earnings from integration of certain acquisitions and the downturn in the vending market and the related cost of downsizing.

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

The Payment Solutions Group 2006 revenue and profit increase was primarily from the Cash Code and Telequip acquisitions, which were both accretive in 2006, while the NRI coin changer and validation business also showed favorable results.

Fluid Handling

(dollars in millions)	2007	2006	2005*
Net sales	$1,136	$1,000	$937
Operating Profit	159	107	76
Assets	869	740	686
Operating Margin	14.0%	10.7%	8.1%

*	Reclassified to reflect the movement of Environmental to the Controls segment.

(See segment information in Note 14 to the Consolidated Financial Statements.)

2007 Compared with 2006.  Fluid Handling sales of $1.136 billion increased $136 million, or 14%, from $1.0 billion in 2006. The sales increase includes $97 million, or 10% from growth of core businesses and $49 million, or 5%, from favorable currency translation, slightly offset by a 1% decline resulting from divestitures. Backlog was $243 million at December 31, 2007, up 15% from $211 million at December 31, 2006.

Operating profit increased 48% in 2007 from $107 million in 2006 to $159 million in 2007. The considerably improved profitability resulted from successfully leveraging the higher sales volume, the favorable impact of foreign exchange, price increases and operational improvements. In addition, operating profit included the net gain of $19 million related to the Foundry Restructuring. Operating margin was 14% in 2007 compared with 10.7% in 2006.

Crane Valve Group revenues increased 17% to $841 million from $720 million in 2006, driven by increased volume (10%), higher pricing (2%) and favorable foreign exchange (6%), partly offset by a decline in revenues due to divestitures (1%). The Valve Group revenue growth was due, in part, to targeted sales activities within the Energy and Chemical/Pharmaceutical businesses, which included a strategy to offer a broader product portfolio. In addition, the Energy business benefited from higher demand in the power, oil and gas and bio-fuels markets, in particular, realizing stronger sales to the Middle Eastern market. The Chemical/Pharmaceutical business experienced increasing demand resulting from an expanding global chemical market. Crane Group UK benefited from strong growth across all targeted markets (building services, water and gas). Valve Services continues to ship product under a contract awarded by a buying consortium of nuclear power plants at the end of 2005, and the business continues to realize sales from new testing product launches.

Crane Pumps & Systems revenue decreased $8 million, or 8%, to $96 million from $104 million in 2006 reflecting a decline in Military, Pressure Sewer and Aquascape sales.

Crane Supply revenue increased $23 million to $199 million, a 13% increase from $176 million in 2006 due primarily to favorable foreign exchange, as well as higher volume and pricing.

The Fluid Handling segment continued to show improved capital efficiency with inventory turns at 3.57 at December 31, 2005, 3.78 at December 31, 2006 and 3.81 at December 31, 2007, while working capital as a percentage of sales was 24.4% at December 31, 2005, 22.7% at December 31, 2006 and 22.3% at December 31, 2007.

PART II / ITEM 7

2006 Compared with 2005.  Fluid Handling sales of $1 billion increased $63 million, or 7%, from $937 million in 2005. The sales gain includes $57 million from 6% growth of core businesses and $18 million, or 2%, from favorable currency translation. Additionally, these amounts were partly offset by a net decline of $12 million, or 1%, from the April 2006 Westad disposition and August 2005 PSI acquisition. Backlog was $211 million at December 31, 2006, up 13% from $187 million at December 31, 2005; excluding Westad, backlog was up 29% in 2006 from $164 million at December 31, 2005. Fluid Handling segment revenue in 2006 was derived as follows: Valve Group, 72%; Crane Pumps & Systems, 10%; Crane Supply, 18%.

Operating profit increased 41% in 2006 from $76 million in 2005 to $107 million in 2006 from leveraging the higher sales and operational improvements. These improvements included increased low-cost sourcing, facility consolidations and improved pricing discipline. Operating margin was 10.7% in 2006 compared with 8.1% in 2005.

Valve Group sales increased 7% to $720 million in 2006 from $673 million in 2005. The sales improvement was derived as follows: $53 million from 8% growth of core businesses, $6 million, or 1%, from favorable currency translation, partly offset by a net decline of $12 million, or 2%, from the Westad disposition and PSI acquisition. The Valve Group revenue growth was due to strong sales for ethanol plant construction and oil and gas applications at Crane Valve North America and chemical and pharmaceutical programs at Xomox and Resistoflex. In addition, Valve Services benefited from a contract awarded by a buying consortium of nuclear power plants at the end of 2005 and Crane Ltd. experienced a marked increase in export sales. The Valve Group continued to experience increases in material costs, led by a significant rise in the cost of bronze ingot; however, improved pricing discipline resulted in appropriate sales price increases to minimize this impact.

Crane Pumps & Systems revenue increased to $104 million slightly ahead of 2005.

Crane Supply revenue increased $15 million to $176 million, a 10% increase from $161 million in 2005 largely due to favorable foreign exchange. Sales growth from new construction starts in the industrial, commercial and institutional markets combined with the growth in the petrochemical market was offset by a softening in the manufacturing sector.

Controls

(dollars in millions)	2007	2006	2005*
Net sales	$135	$124	$117
Operating Profit	10	10	8
Assets	84	56	56
Operating Margin	7.3%	8.1%	7.1%

*	Reclassified to include the movement of Wireless Monitoring from the Aerospace & Electronics segment and Environmental from the Fluid Handling segment.

(See segment information in Note 14 to the Consolidated Financial Statements.)

2007 Compared with 2006.  Our Controls segment sales of $135 million increased $11 million, or 9%, in 2007 as compared with 2006. The increase was primarily driven by sales contributed by the MRB acquisition, volume increases in the oil and gas and transportation markets, as well as price increases. Segment operating profit of $10 million in 2007, was flat compared with 2006, as the effect of the higher sales was more than offset by integration costs and intangible asset amortization associated with the aforementioned acquisition.

Barksdale’s 2007 sales increased 4% over the prior year, driven primarily by favorable foreign exchange and higher selling prices, as the business continued to focus on the oil and gas markets in the U.S. and Canada and transportation markets in Europe and China.

Azonix’s sales increased 20% in 2007 from the prior year due to sales contributed by the MRB acquisition, offset by a 5% decline in the base business.

Dynalco’s sales increased 12% from the prior year driven by volume and price increases associated with new product introductions in the natural gas gathering and processing industry, as well as the hydrocarbon processing industry.

Crane Environmental’s sales improved 11% over the prior year due to increased sales of large reverse osmosis systems.

Crane Wireless Monitoring Solutions sales improved 12% over the prior year, driven largely by an increasing market acceptance of remote monitoring solutions as value propositions are being proven across multiple industries.

For the segment, inventory turns as well as working capital as a percent of sales were generally flat year over year.

2006 Compared with 2005.  Our Controls segment sales of $124 million increased $7 million, or 6%, in 2006 as compared with 2005. The increase was primarily driven by volume increases in the oil and gas and transportation markets as well as price increases and initial sales penetration of China and India. Segment operating profit of $10 million increased $2 million in 2006, or 21%, as compared with 2005, driven principally by the higher sales.

Barksdale’s 2006 sales increased 12% from the prior year, driven by robust markets in North America and Europe as well as by entry into the Chinese and Indian markets noted above.

Azonix’s sales increased 28% in 2006 from the prior year due to the high levels of activity in oil and gas exploration markets.

Dynalco’s sales declined during the year as partial market saturation in a major product line coincided with the introduction of new products and services being delayed by longer than expected beta tests by Dynalco’s major new product launch customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Crane Environmental’s sales improved slightly over prior year on strength in the deaerator market, particularly for the Navy.

Crane Wireless Monitoring Solutions results were about even with the prior year. Most of our revenues are derived from product development funding from the defense microelectronics activity.

For the segment, inventory turns have improved from 6.1 to 6.3 year over year, while working capital as a percent of sales was 14.2% at December 31, 2006 as compared with 15.5% at December 31, 2005.

Corporate

(dollars in millions)	2007	2006	2005
Corporate expense	$(52)	$(36)	$(31)
Corporate expense — Asbestos	(390)	—	—
Corporate expense — Environmental	(19)	—	—
Total Corporate	(461)	(36)	(31)
Interest income	6	5	2
Interest expense	(27)	(23)	(22)
Miscellaneous — net	10	9	3
Effective tax rate	47.6%	30.7%	30.8%

2007 Compared with 2006.  Total Corporate expense increased $425 million in 2007 due to 1) a provision of $390.2 million to update and extend the estimate of our asbestos liability, 2) an environmental provision of $18.9 million related to our expected liability at our Goodyear, Arizona Superfund Site and 3) a $7.6 million provision, included in corporate expense, relating to the civil false claims proceeding by the U.S. Government.

Interest expense in 2007 was $4 million higher than 2006 reflecting higher average borrowing levels.

Miscellaneous income was $9.9 million in 2007, compared to $9.5 million in 2006. The 2007 amount included a $4.1 million gain from the December 2007 sale of the IMC joint venture. The 2006 amount included approximately $3.8 million of income resulting from the net gain on the sale of Resistoflex Aerospace and Westad, partially offset by charges related to the sale of unused property resulting from prior facility consolidation and certain legal costs associated with previous divestitures.

The effective tax rate of 47.6% for 2007 reflected a tax benefit on a pre-tax loss compared to an effective tax rate of 30.7% for 2006, which reflected a tax provision on pre-tax income. The incremental tax benefits in 2007 were primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	the environmental charge recorded in the fourth quarter of 2007,

•	lower non-U.S. taxes in 2007, primarily as a result of reductions in statutory tax rates in Canada, Germany and the UK,

•	a statutory increase in 2007 of the amount of the U.S. federal tax benefit on domestic manufacturing activities, and

•	deferred tax benefits recognized as part of the sale of our foundry facility in the UK and the sale of our 49% interest in the IMC joint venture.

These items were partially offset by the establishment of a deferred tax liability related to the estimated additional U.S. federal and state income tax due upon the ultimate repatriation of approximately $194 million of the previously undistributed earnings of certain of our non-U.S. subsidiaries.

Asbestos and Environmental Charges.  See discussion of 2007 asbestos and environmental charges beginning on the first page of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2006 Compared with 2005.  Total corporate expense increased $5 million in 2006 principally from employee-related costs, including the incremental cost of expensing stock options in 2006. These costs were partly offset by a $5 million recovery from the Department of Justice for certain environmental costs we previously incurred as described in Note 10, Commitments and Contingencies, in the Notes to the Consolidated Financial Statements.

Interest expense  in 2006 was nearly even with 2005 reflecting slightly higher average borrowing levels offset by a slightly lower average interest rate.

Miscellaneous—net  increased $6 million in 2006 when compared with 2005 primarily from the $8 million net gain from the sale of the Resistoflex Aerospace and Westad businesses partly offset by a loss on the sale of unused property from a prior plant consolidation and certain legal costs associated with previous divestitures. Equity income from the Industrial Motion Control Holdings LLC (“IMC”) joint venture was approximately the same as 2005.

The effective tax rate  of 30.7% in 2006 was comparable to the 2005 effective tax rate of 30.8%.

Outlook

General.

Commercial aircraft production increased significantly in 2007 with continued growth expected in 2008. Higher business and regional jet production is also expected in 2008. A modest increase in sales is expected in the defense electronics market in 2008. Overall, 2007 demand in the RV market was down about 10% from 2006 with a further decline anticipated for 2008. A decline in the transportation trailer industry is also expected in 2008 following a 22% decrease in 2007. One of the key market drivers for the automated merchandising market is factory employment, which remained stable in 2007 with a slight decline anticipated in 2008. Demand from the chemical, pharmaceutical, oil, gas and power, nuclear, building services and utilities and refining markets improved in 2007, and this trend is anticipated to continue next year for each of these markets.

Aerospace & Electronics.

For 2008, we expect this segment to show a modest increase in sales and a slight improvement in overall segment margins. The continued strong demand for commercial aircraft from another record year of aircraft build rates, in both the large commercial and business jet markets, coupled with higher levels of aftermarket sales from modernization and upgrade programs and traditional commercial spares are expected to drive both revenue growth and margin improvement for the Aerospace Group in 2008. However, engineering expenses, primarily related to the continuing development of new products for major OEM programs such as the Boeing 787 and Airbus A400M, are expected to adversely impact margins throughout 2008, particularly

PART II / ITEM 7

in the first half of the year. In the Electronics Group, sales are expected to be up slightly in 2008 with modest improvement in operating margin resulting from productivity improvements and higher margins on customer contracts.

Engineered Materials.

Our Engineered Materials segment sales are expected to increase in 2008 primarily from the full year impact of the composite panel business acquired in September 2007. However, declines of approximately 5% to 10% in virtually all markets are anticipated in 2008. Longer term, business fundamentals continue to be positive for these markets due to continued displacement of traditional materials by frp. Continued execution on the Noble expansion and the integration of the composite panel business that we acquired from Owens Corning is expected to contribute to operating performance in 2008, as well as continued focus on gaining RV market share through targeted product initiatives. In addition, we anticipate continuing lower levels of customer assistance costs and our pricing strategy is expected to offset anticipated increases in raw materials.

Merchandising Systems.

In 2008, the base vending industry is forecasting negative growth of 8%. Notwithstanding, strong sales and profit growth are expected from Vending Solutions, driven largely by share gains through targeted customer initiatives and leveraging new product introductions across the business. In addition, continued emphasis on lean manufacturing and cost reductions are expected to drive improvements as the business completes the integration of the 2006 acquisitions. Payment Solutions is expected to decline slightly from 2007, resulting primarily from tempered growth expectations in the European and Russian gaming markets.

Fluid Handling.

Demand for most of Fluid Handling’s industrial products, which is mainly driven by the chemical and pharmaceutical, oil, gas and power, nuclear, building services and utilities end markets, remained strong during the last three years. Refineries increased spending in both 2006 and 2007 to keep up with the demand for gasoline. Refineries have been running at full capacity without planned shutdowns, resulting in a higher project-to-MRO (maintenance, repair and overhaul) mix and a build up of a future shutdown maintenance opportunity. Product demand from alternative fuel markets remains high, partly due to incentives to reduce U.S. dependence on foreign oil and state legislation to replace certain fuel additives with ethanol.

We expect increased sales and operating profit in 2008 from continued global market expansion, coupled with operating improvements and efficiencies expected from the benefits of the improved productivity and cost structure of the Valve Group reorganization as well as the continuation of disciplined pricing, operational excellence and expanded low-cost sourcing at all of the Fluid Handling businesses, such as those expected from the Foundry Restructuring.

Controls.

We expect solid growth in our Controls segment in 2008 due largely to new product launches as well as increases in shipments to the transportation and military markets, in part, driven by the benefits expected from the acquisition of MRB.

Liquidity and Capital Resources

Cash and cash equivalents increased $145 million to $238 million at December 31, 2007. Our operating philosophy is to use cash provided from operating activities to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. We believe that funds generated by operations and funds available under current or new credit facilities will be sufficient to finance short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures.

We updated and extended the estimate of our net asbestos liability and recorded an additional provision of approximately $390 million during the third quarter of 2007. This provision was based on the total liability to cover the estimated cost of asbestos claims currently pending and to be subsequently asserted through 2017. Similarly, during the fourth quarter of 2007, we updated our estimate of environmental remediation costs projected through 2014 related to our Superfund Site in Goodyear, Arizona, and recorded an additional provision of approximately $19 million. Although these increases did not have an immediate impact on our liquidity, both provisions represent the incremental estimate of future cash payments associated with such exposures.

Cash provided by operating activities was $233 million in 2007, compared to $182 million in 2006. The increase was primarily from improved operating results, coupled with a net asbestos payment in 2007 of approximately $10 million compared to $41 million of net asbestos payments in 2006. The net asbestos payment in 2007 included the following:

•

Receipt of $31.5 million in January 2007 representing the final payment from Equitas in connection with our agreement to settle insurance coverage claims against certain underwriters at Lloyd’s of London (reinsured by Equitas).

•

Receipt of $10.0 million in May 2007 in connection with a settlement agreement between us and Employers Reinsurance Company (“ERC”) pursuant to which, among other things, ERC’s insurance coverage obligations for asbestos claims under the two historical ERC policies issued to Crane Co. were released.

The above settlement receipts were substantially offset by indemnity and defense payments made during 2007. Operating working capital needs increased in 2007 in support of our growth, which partially offsets these favorable comparisons to the prior year. Cash payments related to asbestos settlement and defense costs, net of related insurance recoveries, are expected to be approximately $55 million in 2008.

During 2007, we invested $65 million for acquisitions, spent $47 million in capital expenditures, paid $40 million in dividends and invested $50 million to repurchase Crane Co. shares. Additionally, cash of $69 million was generated from the sale of our foundry operating facility in the UK and our joint venture company with Emerson Electric Co., Industrial Motion Controls LLC in the fourth quarter of 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-Term Debt and Loans Payable  At December 31, 2007, we had total debt of $399 million as compared to $408 million at December 31, 2006. Net debt decreased by $154 million to $115 million at December 31, 2007, primarily reflecting higher cash balances. The net debt to capital percentage was 11.5% at December 31, 2007, down from 22.7% at December 31, 2006. Prior year amounts have been restated for deferred financing costs.

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by us in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In addition, the amended and restated facility provides us with reduced annual fees and interest rates as well as less restrictive financial and operating covenants. The facility was not used throughout 2007, 2006 and 2005. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2007, our ratio was 31%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option. If there is a change in control, and if as a consequence the notes are rated below investment grade by both Moody’s and Standard & Poor’s, then holders of the Notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and then amortized as a component of interest expense over the term of the notes. Including debt issuance costs, these notes have an effective annualized interest rate of 6.67%.

We had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006.

We have domestic unsecured, uncommitted money market bid rate credit lines for $220 million which were unused at December 31, 2007.

As of December 31, 2007, we had various local currency credit lines, with maximum available borrowings of $20.3 million, underwritten by banks primarily in the U.S., Canada, Germany and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $0.5 million outstanding under these facilities at December 31, 2007.

At December 31, 2007, we had open standby letters of credit of $27.5 million issued pursuant to a Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2008.

We have an effective shelf registration, filed on Form S-3 in May 2007 with the Securities and Exchange Commission, allowing us to issue, in one or more offerings, an indeterminate amount of either senior or subordinated debt securities.

Credit Ratings  As of December 31, 2007, our senior unsecured debt was rated BBB by Standard & Poor’s (“S&P”) and Baa2 by Moody’s Investors Service (“Moody’s”). Although prevailing market conditions are somewhat unsettled, we believe that nonetheless, these ratings afford us adequate access to the public and private markets for debt.

PART II / ITEM 7

Contractual Obligations  Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2007:

	Payment due by Period
(in thousands)	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt (1)	$400,100	$—	$—	$—	$400,100
Fixed interest payments	445,900	24,100	48,200	48,200	325,400
Operating lease payments	48,454	14,445	20,376	6,948	6,685
Purchase obligations	30,133	29,562	418	150	3
Pension and postretirement benefits (2)	374,179	32,169	67,289	70,810	203,911
Total	$1,298,766	$100,276	$136,283	$126,108	$936,099

(1)	Excludes original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2016.

Capital Structure

The following table sets forth our capitalization:

(dollars in thousands) December 31,	2007	2006
Notes payable and current maturities of long-tem debt	$548	$9,505
Long-term debt	398,301	398,122
Total debt	398,849	407,627
Less cash and cash equivalents	283,370	138,607
Net Debt*	115,479	269,020
Shareholders' equity	884,803	918,603
Total capitalization	1,000,282	1,187,623
Net debt to shareholders' equity*	13.1%	29.3%
Net debt to total capitalization*	11.5%	22.7%

*	Net debt, a non-GAAP measure represents total debt less cash equivalents. The presentation of net debt provides useful information about our ability to satisfy our debt obligation with currently available funds.

In 2007, shareholders’ equity decreased $34 million, primarily as a result of the net loss of $62 million, open-market share repurchases of $50 million, and cash dividends of $40 million, offset by favorable currency impacts of $51 million, changes in pension and postretirement items of $30 million, and $18 million from stock option exercises.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

We are a party to a contractually committed off-balance sheet chattel paper financing facility that enables our Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to our customers. At December 31, 2007 and 2006, $21 million and $23 million, respectively, was outstanding. Recourse to Crane Co. for all uncollectible loans made to CMS’ customers by the banks under this agreement is limited to 20% of the outstanding balance per year.

We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special purpose off-balance sheet financing entities.

Application of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1, “Nature of Operations and Significant Accounting Policies”, to the Notes to the Consolidated Financial Statements. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.

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

Accounts Receivable  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we provide a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts at December 31, 2007 and 2006 was approximately $9 million.

Inventories  We value inventory at the lower of cost or market and regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required.

Valuation of Long-Lived Assets  We review the carrying value of long-lived assets for continued appropriateness as circumstances warrant. These reviews are based upon projections of anticipated future undiscounted cash flows. No impairment charges were necessary for the three years ended December 31, 2007. While we believe these estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect valuations.

Income Taxes  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted. We account for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

Goodwill and Other Intangible Assets  As of December 31, 2007, we had $785 million of goodwill and intangible assets with indefinite lives. We perform an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives, as required. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model is used to determine the fair value for purposes of testing goodwill and indefinite lived intangible assets for impairment. No impairment charges have been required during 2007, 2006 or 2005.

Contingencies  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Pension Plans  In the U.S., we sponsor a defined benefit pension plan that covers approximately 48% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 23% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by

PART II / ITEM 7A

independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $9 million in 2007, $10 million in 2006 and $9 million in 2005. Employer cash contributions were $5 million in 2007, $8 million in 2006 and $6 million in 2005. We expect, based on current actuarial calculations, to contribute cash of approximately $11 million to our pension plans in 2008. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

For the pension plan, holding all other factors constant, an increase/decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would decrease/increase U.S. 2007 pension expense by approximately $0.7 million for U.S. pension plans and approximately $1.0 million for Non-U.S. pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would decrease/increase 2007 pension expense by approximately $0.2 million for U.S. pension plans and approximately $0.3 million for Non-U.S. pension plans. See Note 7 to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2007	2006	2005
Benefit Obligations
U.S. Plans:
Discount rate	6.25%	6.00%	6.00%
Rate of compensation increase	4.15%	3.65%	3.65%

Non-U.S. Plans:
Discount rate	5.82%	5.14%	4.95%
Rate of compensation increase	3.26%	3.30%	3.24%

Net Periodic Cost
U.S. Plans:
Discount rate	6.00%	6.00%	6.25%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.65%	3.65%	3.27%

Non-U.S. Plans:
Discount rate	5.14%	4.95%	5.48%
Expected rate of return on plan assets	6.78%	6.79%	6.79%
Rate of compensation increase	3.29%	3.24%	3.60%

In developing the long-term rate of return assumption, we evaluated input from actuaries and investment consultants as well as long-term inflation assumptions. Projected returns by such consultants are based on broad equity and bond indices.

The discount rate we used for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

Postretirement Benefits Other than Pensions  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees, hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $2.4 million to our postretirement benefit plans in 2008. The weighted average discount rates assumed to determine postretirement benefit obligations were 5.75%, 5.75% and 6.00% for 2007, 2006 and 2005, respectively. The health care cost trend rates assumed were 8.00%, 9.00% and 8.00% for 2008, 2007 and 2006, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our cash flows and earnings are subject to fluctuations from changes in interest rates and foreign currency exchange rates. We manage our exposures to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of interest-rate swap agreements and forward exchange contracts. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Total debt outstanding of $399 million at December 31, 2007, was generally at fixed rates of interest ranging from 5.50% to 6.55%.

Following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•

If, on January 1, 2008, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2008, based on our year-end 2007 portfolio, net income would not be materially impacted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the operating effectiveness of internal control over financial reporting as of December 31, 2007, and issued their related attestation report which is included on page 34.

Eric C. Fast

President and Chief Executive Officer and Acting Chief Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Finance and Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Furthermore, because the Company’s common stock is listed on the New York Stock Exchange, the Company’s President and Chief Executive Officer is required to make, and he has made as of May 14, 2007, a CEO’s Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of New York Exchange corporate governance listing standards.

PART II / ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Crane Co.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Responsibility for Financial Reporting.” Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Crane Co. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective January 1, 2007 and Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans,” effective December 31, 2006. As discussed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.123 (Revised 2004), “Share Based Payment” effective January 1, 2006.

Stamford, CT

FEBRUARY 25, 2008

PART II / ITEM 8

Consolidated Statements of Operations

	For year ended December 31,
(in thousands, except per share data)	2007	2006	2005
Net sales	$2,619,171	$2,256,889	$2,061,249
Operating costs and expenses:
Cost of sales — operations	1,776,157	1,525,633	1,418,662
Asbestos charge	390,150	—	—
Environmental charge	18,912	—	—
Foundry restructuring	(19,083)	—	—
Selling, general and administrative	560,691	483,320	428,965
	2,726,827	2,008,953	1,847,627
Operating profit (loss)	(107,656)	247,936	213,622
Other income (expense):
Interest income	6,259	4,939	2,372
Interest expense	(27,404)	(23,015)	(22,416)
Miscellaneous — net	9,906	9,474	2,945
	(11,239)	(8,602)	(17,099)
Income (loss) before income taxes	(118,895)	239,334	196,523
Provision (benefit) for income taxes	(56,553)	73,447	60,486
Net income (loss)	$(62,342)	$165,887	$136,037

Basic net income (loss) per share	$(1.04)	$2.72	$2.27
Average basic shares outstanding	60,037	60,906	59,816

Diluted net income (loss) per share	$(1.04)	$2.67	$2.25
Average diluted shares outstanding	60,037	62,103	60,413

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Balance Sheets

	Balance at December 31,
(in thousands, except per share data)	2007	2006

Assets
Current assets:
Cash and cash equivalents	$283,370	$138,607
Current insurance receivable — asbestos	33,600	52,500
Accounts receivable, net	345,176	330,146
Inventories, net	327,719	313,259
Current deferred tax assets	34,414	32,895
Other current assets	13,343	13,002
Total current assets	1,037,622	880,409
Property, plant and equipment, net	289,683	289,555
Insurance receivable — asbestos	306,557	170,400
Long-term deferred tax assets	220,370	171,164
Other assets	128,360	97,838
Intangible assets, net	128,150	122,744
Goodwill	766,550	704,736
	$2,877,292	$2,436,846
Liabilities and shareholders’ equity
Current liabilities:
Notes payable and current maturities of long-term debt	$548	$9,505
Accounts payable	177,978	161,270
Current asbestos liability	84,000	70,000
Accrued liabilities	230,295	196,723
U.S. and foreign taxes on income	731	24,428
Total current liabilities	493,552	461,926
Long-term debt	398,301	398,122
Accrued pension and postretirement benefits	52,233	59,996
Long-term deferred tax liability	31,880	89,595
Long-term asbestos liability	942,776	459,567
Other liabilities	65,353	41,004
Minority interest	8,394	8,033
Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 60,161,351 shares outstanding (60,472,618 in 2006)	72,426	72,426
Capital surplus	148,513	134,798
Retained earnings	845,864	946,077
Accumulated other comprehensive income	154,077	73,175
Treasury stock; 12,264,788 treasury shares (11,953,521 in 2006)	(336,077)	(307,873)
Total shareholders’ equity	884,803	918,603
	$2,877,292	$2,436,846

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Cash Flows

	For year ended December 31,
(in thousands)	2007	2006	2005
Operating activities:
Net income (loss)	$(62,342)	$165,887	$136,037
Asbestos charge	390,150	—	—
Environmental charge	18,912	—	—
Gain on sale of facility — foundry restructuring	(27,838)	—	—
Gain on sale of joint venture	(4,144)	—	—
Loss/(Gain) on divestitures	975	(8,478)	—
Income from joint venture	(5,322)	(5,641)	(5,965)
Depreciation and amortization	61,310	54,285	48,011
Stock-based compensation expense	15,247	14,883	7,704
Deferred income taxes	(112,641)	5,049	23,905
Cash (used for) provided from operating working capital	(7,322)	(835)	5,032
Payments for asbestos-related fees and costs, net of insurance recoveries	(10,198)	(40,563)	(45,338)
Refund (payment) associated with terminated Master Settlement Agreement	—	—	9,925
Other	(23,954)	(2,892)	2,234
TOTAL PROVIDED FROM OPERATING ACTIVITIES	232,833	181,695	181,545
Investing activities:
Capital expenditures	(47,169)	(27,171)	(27,164)
Proceeds from sale of equity investment	32,996	—	—
Proceeds from disposition of capital assets	48,437	5,103	6,339
Payments for acquisitions, net of cash and liabilities assumed of $16,829 in 2007, $33,219 in 2006 and $388 in 2005	(65,498)	(282,637)	(8,823)
Proceed from divestitures	2,005	26,088	—
TOTAL USED FOR INVESTING ACTIVITIES	(29,229)	(278,617)	(29,648)
Financing activities:
Equity:
Dividends paid	(39,651)	(33,596)	(26,962)
Reacquisition of shares on open market	(50,001)	(59,998)	—
Stock options exercised — net of shares reacquired	15,057	22,870	18,624
Excess tax benefit — exercise of stock options	6,978	7,688	—
Debt:
Repayments of long-term debt	—	(211,323)	(4,734)
Net increase (decrease) in short-term debt	(8,992)	9,228	(109)
Issuance of long-term debt	—	307,700	—
TOTAL PROVIDED FROM (USED FOR) FINANCING ACTIVITIES	(76,609)	42,569	(13,181)
Effect of exchange rate on cash and cash equivalents	17,768	12,568	(9,051)
(Decrease) increase in cash and cash equivalents	144,763	(41,785)	129,665
Cash and cash equivalents at beginning of year	138,607	180,392	50,727
Cash and cash equivalents at end of year	$283,370	$138,607	$180,392
Detail of cash (used for) provided from operating working capital (Net of effects of acquisitions):
Accounts receivable	$2,069	$(18,746)	$9,828
Inventories	(767)	786	5,090
Other current assets	529	1,526	(1,759)
Accounts payable	7,430	(846)	(8,024)
Accrued liabilities	9,121	15,600	(253)
U.S. and foreign taxes on income	(25,704)	845	150
TOTAL	$(7,322)	$(835)	$5,032
Supplemental disclosure of cash flow information:
Interest paid	$27,315	$23,177	$22,597
Income taxes paid	68,949	35,604	34,150

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)	Preferred Shares	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
BALANCE JANUARY 1, 2005	—	$72,426	$111,434	$706,505		$80,246	$(306,917)	$663,694

Net income				136,037	136,037			136,037
Cash dividends				(26,962)				(26,962)
Exercise of stock options, net of shares reacquired, 975,181							21,507	21,507
Tax benefit — stock options and restricted stock			3,354					3,354
Restricted stock awarded, 229,550 shares, net				(1,383)			6,203	4,820
Minimum pension liability					(8,046)	(8,046)		(8,046)
Currency translation adjustment					(41,110)	(41,110)		(41,110)
Comprehensive income					86,881
BALANCE DECEMBER 31, 2005	—	72,426	114,788	814,197		31,090	(279,207)	753,294

Net income				165,887	165,887			165,887
Cash dividends				(33,596)				(33,596)
Reacquisition on open market 1,553,270 shares							(59,998)	(59,998)
Exercise of stock options, net of shares reacquired, 1,469,165							25,906	25,906
Stock option amortization			6,831					6,831
Tax benefit — stock options and restricted stock			13,179					13,179
Restricted stock awarded, 148,722 shares, net				(411)			5,426	5,015
Minimum pension liability					8,638	8,638		8,638
Adjustment to initially apply FASB Statement No. 158, net of tax						(10,336)		(10,336)
Currency translation adjustment					43,783	43,783		43,783
Comprehensive income					$218,308
BALANCE DECEMBER 31, 2006	—	72,426	134,798	946,077		73,175	(307,873)	918,603
Net income				(62,342)	(62,342)			(62,342)
Cash dividends				(39,642)				(39,642)
Reacquisition on open market 1,247,130 shares							(50,001)	(50,001)
Exercise of stock options, net of shares reacquired, 845,498							18,211	18,211
Stock option amortization			6,737					6,737
Tax benefit — stock options and restricted stock			6,978					6,978
Restricted stock awarded, 90,365 shares, net				1,771			3,586	5,357
Changes in pension and postretirement plan assets and benefit obligation					30,027	30,027		30,027
Currency translation adjustment					50,875	50,875		50,875
Comprehensive income					$18,560
BALANCE DECEMBER 31, 2007	—	$72,426	$148,513	$845,864		$154,077	$(336,077)	$884,803

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Notes to Consolidated

Financial Statements

Note 1 – Nature of Operations and Significant Accounting Policies

Nature of Operations  Crane Co. (the “Company”) is a diversified manufacturer of highly engineered industrial products.

The Company’s business consists of five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls.

The Aerospace & Electronics segment consists of two groups: the Aerospace Group and the Electronics Group. Aerospace products include pressure, fuel flow and position sensors and subsystems; electrical power components and subsystems; brake control systems; coolant, lube and fuel pumps; and seat actuation. Electronics products include high-reliability power supplies and custom microelectronics for aerospace, defense, medical and other applications; power management products, electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets; and customized contract manufacturing services and products for military and defense applications.

The Engineered Materials segment consists of Crane Composites and Polyflon. Crane Composites, representing almost the entire segment, manufactures fiberglass reinforced plastic panels for the truck trailer and recreational vehicle markets, industrial markets and the commercial construction industry. Polyflon is a manufacturer of specialty components, primarily substrate materials for antennas.

The Merchandising Systems segment consists of two groups: Vending Solutions and Payment Solutions. Vending Solutions products include food, snack and beverage vending machines and vending machine software. Payment Solutions products include coin changers and validators, coin dispensers and bill validators.

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

The relative size of these segments in relation to the total Company (both net sales and total assets) can be seen in Note 14, “Segment Information”.

Basis of Presentation  The consolidated financial statements include all controlled subsidiaries. Investments in affiliates over which the Company exercises significant influence but which it does not control (generally 20% to 50% ownership) are accounted for under the equity method. All intercompany items have been eliminated.

Deferred financing costs of $5.4 million and $6.4 million as of December 31, 2007 and 2006, respectively, are properly presented as deferred charges within Other assets in the accompanying consolidated balance sheets. In financial statements issued prior to June 2007, such amounts were incorrectly classified as a reduction of debt. This correction has no effect on operating results or cash flows.

Use of Estimates  The Company’s financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, employee benefits, taxes, asbestos liability and related insurance receivable, environmental liability and contingencies.

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

Income Taxes  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted. The Company accounts for uncertain tax positions in accordance with Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.

PART II / ITEM 8

Net Income (Loss) Per Share  The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share gives affect to all potential dilutive common shares outstanding during the year. For the year ended December 31, 2007, 1,093,000 shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

(in thousands, except per share data) For year ended December 31,	2007	2006	2005
Net income (loss)	$(62,342)	$165,887	$136,037
Average basic shares outstanding	60,037	60,906	59,816
Effect of dilutive stock options	—	1,197	597
Average diluted shares outstanding	60,037	62,103	60,413
Basic net income (loss) per share	$(1.04)	$2.72	$2.27
Diluted net income (loss) per share	$(1.04)	$2.67	$2.25

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of the allowance for doubtful accounts follows:

(in thousands) December 31,	2007	2006	2005
Balance at beginning of year	$9,192	$5,852	$7,736
Provisions	5,975	11,335	11,138
Deductions	(6,179)	(7,995)	(13,022)
Balance at end of year	$8,988	$9,192	$5,852

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories  Inventories consist of the following:

(in thousands) December 31,	2007	2006
Finished goods	$109,337	$109,856
Finished parts and subassemblies	39,108	39,644
Work in process	51,923	53,707
Raw materials	127,351	110,052
Total inventories	$327,719	$313,259

Inventories are stated at the lower of cost or market. Cost at domestic locations is principally determined on the last-in, first-out (LIFO) method of inventory valuation. Liquidations have reduced cost of sales by $0.2 million and $0.4 million for the years ended

December 31, 2007 and 2006, respectively. Replacement cost would have been higher by $13.5 million and $13.4 million at December 31, 2007 and 2006, respectively.

Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2007	2006
Land	$61,605	$59,851
Buildings and improvements	172,248	163,417
Machinery and equipment	516,115	553,519
Gross property, plant and equipment	749,968	776,787
Less: accumulated depreciation	460,285	487,232
Property, plant and equipment, net	$289,683	$289,555

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment.

Goodwill and Intangible Assets  The Company reviews goodwill and intangibles with indefinite lives for impairment annually or whenever an event occurs or circumstances change that would reduce fair value below carrying value, in accordance with the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model is used to determine the fair value of the Company’s reporting units for purposes of testing for impairment. Based on this model, no impairment charges were necessary in the three year period ended December 31, 2007.

Changes to goodwill, are as follows:

(in thousands) December 31,	2007	2006
Balance at beginning of year	$704,736	$568,355
Additions	46,406	130,965
Divestitures	(634)	(5,370)
Translation and other adjustments	16,042	10,786
Balance at end of year	$766,550	$704,736

Goodwill increased $29 million during the year ended December 31, 2007 due to the acquisitions of the composite panel business of Owens Corning in September 2007 and the Mobile Rugged business of Kontron America, Inc. in August 2007. Adjustments related to the finalization of purchase price allocations associated with the 2006 acquisitions amounted to an additional $17 million in goodwill during the year ended December 31, 2007. Goodwill increased $131 million during the year ended December 31, 2006 due to the acquisitions of CashCode Co. Inc. in January 2006, Telequip in June 2006, Noble Composites, Inc. in September 2006, Dixie-Narco Inc. in October 2006 and certain assets of Automatic Products International in June and September 2006. Goodwill decreased $5 million during the year ended December 31, 2006 due to the sale of Westad Industri AS in April 2006 and the sale of Resistoflex-Aerospace in May 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to intangible assets, are as follows:

(in thousands) December 31,	2007	2006
Balance at beginning of year, net of accumulated amortization	$122,744	$60,735
Additions	19,409	76,191
Translation and other adjustments	3,886	(296)
Amortization expense	(17,889)	(13,886)
Balance at end of year, net of accumulated amortization	$128,150	$122,744

A summary of the intangible assets are as follows:

	2007		2006
(in thousands) December 31,	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$92,286	$43,720	$88,004	$40,530
Customer relation- ships and backlog	85,204	17,448	79,204	14,362
Drawings	10,825	9,681	10,825	9,199
Other	23,784	13,100	11,662	2,860
	$212,099	$83,949	$189,695	$66,951

Amortization expense for these intangible assets is expected to be approximately $16.9 million in 2008, $15.8 million in 2009, $14.5 million in 2010, $13.5 million in 2011, and $9.5 million in 2012.

Of the $128.2 million of net intangible assets at December 31, 2007, $18.9 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under SFAS 142.

Amortizable intangibles of $19.4 million were acquired in 2007. These assets have a weighted average life of 11 years.

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

Financial Instruments  The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company periodically uses forward foreign exchange contracts as economic hedges of anticipated transactions and firm purchase and sale commitments. These contracts are generally marked to market on a current basis and the respective gains and losses are recognized in other income (expense). The Company also periodically enters into interest-rate swap agreements to moderate its exposure to interest rate changes. Interest-rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. The changes in the fair value of these derivatives are recognized in other comprehensive income for qualifying cash flow hedges.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the requirements of FIN 48 effective January 1, 2007. See Note 3, “Income Taxes,” for a further discussion of, and disclosures related to, FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a framework for measuring fair value, and requires additional disclosure about fair value measurements. In accordance with SFAS 157, the definition of fair value retains the exchange price notion, and exchange price is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability. If there is a principal market for the asset or liability, the fair value measurement should reflect that price, whether that price is directly observable or otherwise used in a valuation technique. Depending on the asset or liability being valued, the inputs used to determine fair value can range from objective inputs such as prices based on market data independent from the entity, to subjective inputs such as the entity’s own assumptions about the estimates that market participants would use. The Statement applies to other accounting pronouncements that require or permit fair value measurements. With respect to financial assets and liabilities, SFAS 157 will be effective for fiscal years beginning after November 15, 2007. For all other affected assets and liabilities, such as intangibles, SFAS 157 will be effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the provisions of SFAS 157 to determine the potential impact, if any, the adoption will have on the Company’s financial statements when it is adopted beginning in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”). This Standard allows entities the option to measure financial instruments at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe SFAS 159 will have a material effect on its consolidated financial statements when adopted in the first quarter of 2008.

PART II / ITEM 8

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective and affect any acquisitions made subsequent thereto.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the anticipated effect, if any, of the adoption of this standard in 2009.

Note 2 – Miscellaneous – Net

(in thousands) For year ended December 31,	2007	2006	2005
Gains on sales of assets	$4,410	$6,576	$13
Equity joint venture income*	5,322	5,641	5,965
Other	174	(2,743)	(3,033)
	$9,906	$9,474	$2,945

*	Income from Industrial Motion Control Holdings LLC (“IMC”) joint venture. The Company sold its investment in this joint venture on December 18, 2007 for net proceeds of $33 million. The resulting gain of $4.1 million is included in “Gain on sale of assets”. The Company’s investment in this joint venture was $29 million at December 31, 2006, and is included in “Other assets”.

Note 3 – Income Taxes

(Loss) income before taxes is as follows:

(in thousands) For year ended December 31,	2007	2006	2005
U.S. operations	$(286,826)	$150,354	$145,292
Non-U.S. operations	167,931	88,980	51,231
	$(118,895)	$239,334	$196,523

The provision (benefit) for income taxes consists of:

(in thousands) For year ended December 31,	2007	2006	2005
Current:
U.S. federal tax	$28,020	$37,164	$17,745
State and local tax	(77)	5,265	1,531
Non-U.S. tax	42,356	25,969	17,305
	70,299	68,398	36,581
Deferred:
U.S. federal tax	(124,684)	2,901	23,630
State and local tax	(96)	1,347	279
Non-U.S. tax	(2,072)	801	(4)
	(126,852)	5,049	23,905
Provision (benefit) for income taxes	$(56,553)	$73,447	$60,486

The reconciliation of the statutory U.S. federal rate to the effective tax rate, is as follows:

(in thousands) For year ended December 31,	2007	2006	2005
Statutory U.S. federal tax at 35%	$(41,613)	$83,767	$68,783
Increase (reduction) from:
Non-U.S. taxes	(20,019)	(4,776)	(809)
State and local tax, net of federal benefit	(15,575)	4,003	3,169
Valuation allowance on state deferred tax assets	15,463	295	(1,993)
Federal benefit on export sales	(249)	(2,946)	(2,862)
U.S. domestic manufacturing deduction	(2,107)	—	—
Foreign dividend, net of credits	5,040	(1,923)	(4,200)
Deferred taxes on earnings of non-U.S. subsidiaries	10,400	—	—
Research and development tax credit	(3,512)	(4,429)	(2,887)
Other	(4,381)	(544)	1,285
Provision (benefit) for income taxes	$(56,553)	$73,447	$60,486
Effective tax rate	47.6%	30.7%	30.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to 2007, the Company had not recorded deferred income taxes on the undistributed earnings of its non-U.S. subsidiaries because of management’s intent to indefinitely reinvest such earnings outside the U.S. In the fourth quarter of 2007, management concluded that it no longer plans to indefinitely reinvest all of its non-U.S. subsidiaries’ earnings outside of the U.S. due to capital overseas in excess of current and projected future needs. As a result, the Company recorded a deferred tax liability of $10.4 million during the fourth quarter of 2007 to reflect the additional U.S. federal and state income tax due upon the ultimate repatriation of approximately $194.2 million of the previously undistributed earnings of its non-U.S. subsidiaries.

Deferred taxes have not been provided on the remainder of the non-U.S. subsidiaries’ undistributed earnings of approximately $29.5 million since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the U.S. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes. It is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings.

Tax benefits of $7.0 million in 2007, $13.2 million in 2006 and $3.4 million in 2005 associated with the exercise of employee stock options and other employee stock programs were allocated to shareholders’ equity.

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

(in thousands) December 31,	2007	2006
Deferred tax assets:
Asbestos-related liabilities	$270,380	$124,768
Tax loss and credit carryforwards	29,073	26,709
Environmental	10,084	6,920
Inventories	14,971	15,133
Postretirement benefits	7,119	7,622
Accrued bonus and stock-based compensation	14,151	9,463
Insurance	3,864	5,461
Warranty	5,748	8,451
Compensated absences	6,920	6,851
Allowance for doubtful accounts	2,574	2,897
Other	9,266	5,023
Total	374,150	219,298
Less: valuation allowance on non-U.S. and state deferred tax assets, tax loss and credit carryforwards	57,535	41,027
Total deferred tax assets, net	316,615	178,271
Deferred tax liabilities:
Depreciation	(34,408)	(37,585)
Intangibles	(33,346)	(26,549)
Pension	(16,080)	(2,164)
Unremitted foreign earnings	(10,400)	—
Total deferred tax liabilities	(94,234)	(66,298)
Net deferred tax asset	$222,381	$111,973
Balance sheet classification:
Current deferred tax assets	$34,414	$32,895
Long-term deferred tax assets	220,370	171,164
Accrued liabilities	(523)	(2,491)
Long-term deferred tax liability	(31,880)	(89,595)
Net deferred tax asset	$222,381	$111,973

As of December 31, 2007, the Company had tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration Tax Loss/Credit	U.S State Credits	U.S. State Tax Losses	Non-U.S. Credits	Non-U.S. Tax Losses	Total
2008-2011	$1,582	$27,079	$—	$2,202
After 2011	2,555	168,062	—	15,394
Indefinite	3,750	—	78	42,729
Total	$7,887	$195,141	$78	$60,325
Deferred tax asset on tax carryforward	$5,127	$9,005	$78	$14,863	$29,073

Of the total $29.1 million deferred tax asset for tax loss and credit carryforwards at December 31, 2007, $25.4 million has been offset by a valuation allowance because of the uncertainty of ultimately realizing these future tax benefits. In addition, the Company considers it unlikely that a portion of the tax benefit related to various non-U.S. and state deferred tax assets will be realized. Accordingly, a $32.1 million valuation allowance has been established against these non-U.S. and state deferred tax assets. As a result, the Company’s total valuation allowance at December 31, 2007 is approximately $57.5 million.

As discussed in Note 1, Nature of Operations and Significant Accounting Policies, the Company adopted the provisions of FIN 48 as of January 1, 2007. The Company did not recognize a change in its liability for unrecognized tax benefits as a result of its adoption of FIN 48. In accordance with paragraph 19 of FIN 48, the Company includes both accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes.

A reconciliation of the total amounts of the Company’s unrecognized tax benefits, excluding interest and penalties, as of January 1, 2007 and December 31, 2007 is as follows:

(in thousands)
Balance of liability as of January 1, 2007	$5,132
Increase as a result of tax positions taken prior to 2007	579
Decrease as a result of tax positions taken prior to 2007	(1,986)
Increase as a result of tax positions taken during 2007	1,353
Decrease as a result of settlements with taxing authorities	(358)
Reduction as a result of a lapse of the statute of limitations	(318)
Balance of liability as of December 31, 2007	$4,402

As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was approximately $4.3 million. The difference between this amount and the amount reflected in the tabular reconciliation above relates to (1) the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes, (2) interest expense, net of deferred federal, state and/or non-U.S. tax benefits, and (3) unrecognized tax benefits established in purchase accounting.

PART II / ITEM 8

During the year ended December 31, 2007, the Company recognized approximately $0.1 million of interest income related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2007, the Company recognized approximately $0.5 million of interest expense related to unrecognized tax benefits in its consolidated balance sheet.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and international taxing authorities. In May 2007, the IRS completed its examination of the Company’s 2005 federal income tax return. Only the Company’s 2006 federal tax return, which was filed in September 2007, has not yet been examined by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of December 31, 2007, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months as a result of the closure of the aforementioned audits as well as the expiration of state statutes of limitation on the assessment and collection of income taxes.

Note 4 – Accrued Liabilities

(in thousands) December 31,	2007	2006
Employee-related expenses	$94,044	$82,310
Warranty	32,218	20,294
Other	104,033	94,119
	$230,295	$196,723

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

A summary of the warranty liabilities is as follows:

(in thousands) For year ended December 31,	2007	2006
Balance at beginning of year	$20,294	$15,495
Additions	17,896	16,730
Less: payments / deductions	(5,972)	(11,931)
Balance at end of year	$32,218	$20,294

Note 5 – Other Liabilities

(in thousands) December 31,	2007	2006
Environmental	$35,576	$16,218
Other	29,777	24,786
	$65,353	$41,004

Note 6 – Research and Development

Research and development costs are expensed when incurred. These costs were approximately $106.8 million, $69.7 million and $53.1 million in 2007, 2006 and 2005, respectively. Funds received from customer-sponsored research and development projects were approximately $8.4 million, $8.8 million and $7.0 million received in 2007, 2006 and 2005, respectively, and were recorded in net sales.

Note 7 – Pension and Postretirement Benefits

In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 48% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 23% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

(in thousands) December 31,	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Beginning of year	$624,309	$579,212	$18,370	$20,618
Service cost	16,367	16,669	153	178
Interest cost	34,662	32,143	1,013	1,129

Plan participants’ contributions	2,481	2,194	—	602
Amendments	—	(1,966)	—
Actuarial loss (gain)	(29,097)	(12,477)	885	38
Benefits paid	(31,755)	(26,868)	(2,513)	(4,194)
Foreign currency exchange rate (gain)/ loss	9,567	35,327	87	(1)
Acquisition/ divestitures/ curtailment	2,707	75	965
Benefit obligation at end of year	629,241	624,309	18,960	18,370
Change in plan assets:
Fair value of plan assets at beginning of year	640,238	565,631
Actual return on plan assets	57,842	56,453
Foreign currency exchange rate (gain)/ loss	15,108	34,812
Employer contributions	5,167	8,016
Plan participants’ contributions	2,481	2,194
Benefits paid	(31,755)	(26,868)
Fair value of plan assets at end of year	689,081	640,238	—	—
Funded status	$59,840	$15,929	$(18,960)	$(18,370)

Amounts recognized in the Consolidated Balance Sheets consist of:

(in thousands) December 31,	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Other assets	$95,857	$58,886	$—	$—
Current liabilities	(381)	(363)	(2,363)	(2,144)
Accrued pension and postretirement benefits	(35,636)	(42,594)	(16,597)	(16,226)
	$59,840	$15,929	$(18,960)	$(18,370)

Amounts recognized in accumulated other comprehensive income consist of:

(in thousands) December 31,	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
Net loss (gain)	$(21,480)	$18,165	$(1,215)	$(2,228)
Prior service cost (credit)	(242)	611	(50)	(134)
Transition asset	43	77	—	—
	$(21,679)	$18,853	$(1,265)	$(2,362)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

(in millions) December 31,	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
	2007	2006	2007	2006	2007	2006
Projected benefit obligation	$308.3	$305.2	$320.9	$319.1	$629.2	$624.3
Accumulated benefit obligation	292.2	282.7	288.6	288.0	580.8	570.7
Fair value of plan assets	290.8	278.7	398.3	361.5	689.1	640.2

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in thousands) December 31,	2007	2006
Projected benefit obligation	$338,447	$330,465
Accumulated benefit obligation	319,706	305,587
Fair value of plan assets	302,522	288,658

PART II / ITEM 8

Components of Net Periodic Benefit Cost are as follows:

(in thousands) December 31,	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Net Period Benefit Cost
Service cost	$16,961	$17,157	$16,535	$153	$178	$170
Interest cost	34,047	31,516	30,548	1,013	1,129	1,177
Expected return on plan assets	(44,681)	(40,346)	(39,196)	—	—	—
Amortization of prior service cost	516	682	964	(84)	(84)	(84)
Amortization of net (gain) loss	604	1,174	256	(128)	(154)	(246)
Special termination benefits	1,870	—	—	—	—	—
Net periodic cost	$9,317	$10,183	$9,107	$954	$1,069	$1,017

The estimated net gain and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.7 million and $0.3 million, respectively. The estimated net gain and prior service credit for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.1 million, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

December 31,	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
U.S. Plans:
Discount rate	6.25%	6.00%	6.00%	5.75%	5.75%	6.00%
Rate of compensation increase	4.15%	3.65%	3.65%
Non-U.S. Plans:
Discount rate	5.82%	5.14%	4.95%
Rate of compensation increase	3.26%	3.30%	3.24%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

December 31,	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
U.S. Plans:
Discount rate	6.00%	6.00%	6.25%	5.75%	6.00%	6.25%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.65%	3.65%	3.27%
Non-U.S. Plans:
Discount rate	5.14%	4.95%	5.48%
Expected rate of return on plan assets	6.78%	6.79%	6.79%
Rate of compensation increase	3.29%	3.24%	3.60%

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

The assumed health care cost trend rates are as follows:

December 31,	2007	2006
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2012

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$74	$(67)
Effect on postretirement benefit obligation	979	(893)

Plan Assets  The Company’s pension plan weighted-average asset allocations by asset category are as follows:

Asset Category December 31,	2007	2006
Equity securities	62%	68%
Debt securities	29%	23%
Money market	3%	5%
Other	6%	4%

Equity securities include Crane Co. common stock, which represents 4% of plan assets at December 31, 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $11.1 million to its defined benefit pension plans and $2.4 million to its other postretirement benefit plan in 2008. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2008	$29,787	$2,382
2009	31,151	2,316
2010	31,636	2,186
2011	32,476	2,067
2012	34,371	1,896
2013-2016	196,071	7,840
Total payments	$355,492	$18,687

The Company participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Contributions to these plans were approximately $0.8 million in 2007 and 2006 and $1.1 million in 2005.

The Company’s subsidiaries ELDEC Corporation and Interpoint Corporation have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were approximately $2.5 million in 2007, and $2.3 million in both 2006 and 2005.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of approximately $6.5 in 2007, and $5.2 million in both 2006 and 2005.

Note 8 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2007	2006
Long-term debt consists of:
5.50% notes due 2013	$199,175	$199,030
6.55% notes due 2036	199,026	198,992
Other	100	100
Subtotal	398,301	398,122
Less current portion	—	—
Total Long-term debt	$398,301	$398,122
Short-term debt	$548	$9,505

In September 2007, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005. The amended facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In addition, the amended and restated facility provides the Company with reduced annual fees and interest rates as well as less restrictive financial and operating covenants. The facility was not used throughout 2007, 2006 and 2005. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2007, the Company’s ratio was 31%.

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s and Standard & Poor’s, then holders of the Notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance costs, these notes have an effective annualized interest rate of 6.67%.

In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance costs, these notes have an effective annualized interest rate of 5.70%.

The Company had notes outstanding in an aggregate principal amount of $100 million, issued in 1998, that were paid and retired at maturity on October 1, 2006. Including debt issuance costs, these notes had an effective annualized interest rate of 6.89%.

At December 31, 2007, there were no principal repayment amounts of long-term debt required for the next five years.

All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.

The Company has an effective shelf registration, filed on Form S-3 with the Securities and Exchange Commission, allowing it to issue, in one or more offerings, an indeterminate amount of either senior or subordinated debt securities.

PART II / ITEM 8

The Company has domestic unsecured money market bid rate credit lines for $220 million at December 31, 2007.

As of December 31, 2007, the Company, or its subsidiaries, had various local currency credit lines, with maximum available borrowings of $20.3 million, underwritten by banks primarily in the U.S., Canada, Germany and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $0.5 million outstanding under these facilities at December 31, 2007.

At December 31, 2007, the Company had open standby letters of credit of $27.5 million issued pursuant to a Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2008.

Note 9 – Fair Value of Financial Instruments

The carrying value of investments, short-term debt, accounts receivable and accounts payable approximates fair value. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $395.5 million and $391.6 million at December 31, 2007 and 2006, respectively.

The Company is a party to a contractually committed off-balance sheet chattel paper financing facility that enables its Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to its customers. At December 31, 2007 and 2006, $21 million and $23 million, respectively, were outstanding. Recourse to the Company for all uncollectible loans made to CMS’s customers by the banks under this agreement is limited to 20%.

Note 10 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2008	$14,503	$58	$14,445
2009	12,021	79	11,942
2010	8,434	—	8,434
2011	4,194	—	4,194
2012	2,754	—	2,754
Thereafter	6,685	—	6,685
Total minimum lease payments	$48,591	$137	$48,454

Rental expense was $25.5 million, $20.9 million and $19.3 million for 2007, 2006 and 2005, respectively.

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2007, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
Beginning claims	85,941	89,017	84,977
New claims	3,417	4,853	7,986
Settlements	(1,441)	(1,043)	(1,829)
Dismissals	(6,918)	(6,886)	(2,117)
Ending claims*	80,999	85,941	89,017

*	Does not include 36,332 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 80,999 pending claims as of December 31, 2007, approximately 25,000 claims were pending in New York, approximately 24,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 4,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross settlement and defense costs incurred (before insurance and tax effects) for the Company in the years ended December 31, 2007, 2006 and 2005 totaled $87.5 million, $69.1 million and $45.1 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company. The Company’s pre-tax cash payments for settlement and defense costs, including payments from insurers, in the years ended December 31, 2007, 2006 and 2005 totaled a $10.2 million net payment in 2007 (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited (“Equitas”) in January 2007 and the receipt of $10.0 million for a full policy buyout from Employers Reinsurance Company (“ERC”) in April 2007), a $40.6 million net payment in 2006 and a $45.3 million net payment in 2005, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31,			Cumulative to Date through Dec. 31, 2007
(In millions)	2007	2006	2005
Settlement costs incurred (1)	$41.6	$26.3	$17.4	$124.1
Defense costs incurred (1)	45.9	42.8	27.7	162.4
Total costs incurred	$87.5	$69.1	$45.1	$286.5
Pre-tax cash payments (receipts) (2)	$10.2	$40.6	$45.3	$135.9
(Refund) associated with terminated MSA			$(9.9)	$0.1

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007 and a $10.0 million payment from ERC in April 2007. The cumulative amounts include certain legal fees and expenses related to the terminated MSA.

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

Liability Estimate.   With the assistance of HR&A, effective as of September 30, 2007 the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period should be reasonably stable. Second, the stable outlook for future claims is particularly true for mesothelioma claims, which although constituting only 11% of the Company’s asbestos claims account for approximately 85% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal

PART II / ITEM 8

level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017, of which approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $1,027 million as of December 31, 2007. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved.

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

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate for the aggregate liability recorded as of September 30, 2007 to be 33%. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $340 million as of December 31, 2007.

Uncertainties.  Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, financial position and cash flow in any given period from a revision to these estimates could be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies

Environmental Matters   For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2007 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company’s estimated liability for the costs of such activities through 2014 was $41.5 million as of December 31, 2007, which is included in accrued liabilities and other liabilities in the Company’s consolidated balance sheet.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site. As of December 31, 2007 the Company has recorded a receivable of $7.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

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

False Claims Proceeding   The Company engaged in discussions with attorneys from the Civil Division of the DOJ for over a year regarding allegations that certain valves sold by the Company’s Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to contractual specifications relating to the place of manufacture and the origin of component parts. The DOJ’s allegations originated with a qui tam complaint filed under seal by a former CVNA employee. The DOJ ultimately intervened in that case, and on March 31, 2007, filed a complaint against the Company in the United States District Court for the Southern District of Texas seeking unspecified damages for violations of the False Claims Act, and other common law claims. The complaint alleged that CVNA failed to notify the correct U.S. military agency when its manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003. As a result, the complaint alleged that the valves manufactured in Texas were not properly listed on the Qualified Product List as required by the contract specifications.

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

PART II / ITEM 8

Other Proceedings  The Company is defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The aggregate damages sought in these two lawsuits are approximately $13 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. One of these lawsuits is currently in trial, and is expected to conclude by the end of February, 2008. The other is nearing completion of fact and expert discovery and a trial on that lawsuit is expected to take place in late 2008. The Company continues to believe that it has valid defenses to the claims raised in both of these lawsuits.

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

Note 11 – Acquisitions and Divestitures

During 2007, the Company completed two acquisitions at a total cost of approximately $65 million. The allocation of goodwill for these acquisitions amounted to $29 million. The final purchase price allocations will be completed during the first half of 2008.

In September 2007, the Company acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and is being integrated into the Noble Composites business within the Engineered Materials segment. Goodwill for this acquisition has initially been allocated at $17 million.

In August 2007, the Company acquired the Mobile Rugged Business of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications. The purchase price was $26.6 million. The acquired business had sales of approximately $25 million in 2006 and is being integrated into the Azonix business within the Controls segment. Goodwill for this acquisition has initially been allocated at $12 million.

In December 2007, together with the Company’s partner, Emerson Electric Co., the Industrial Motion Control, LLC (“IMC”) joint venture was sold, generating proceeds to the Company of $33 million. The investment in IMC was approximately $29 million and the Company recorded dividend income in 2007, 2006 and 2005 of $5.3 million, $5.6 million and $6.0 million, respectively.

During 2006, the Company completed five acquisitions at a total cost of approximately $283 million. The allocation of goodwill for these acquisitions amounted to $148 million. The final purchase price allocations were completed during 2007.

In October 2006, the Company acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of approximately $46 million in cash. Dixie-Narco is the largest can / bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $14 million.

In September 2006, the Company acquired all the outstanding capital stock of Noble Composites, Inc. (“Noble”) for a cash purchase price of approximately $72 million. Noble, located in Goshen, Indiana, was a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels for use by motor home and travel trailer manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into the Company’s Engineered Materials segment. Goodwill for this acquisition amounted to $31 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the Company acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of approximately $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production has been consolidated into the Company’s Merchandising Systems facility in St. Louis, Missouri. AP was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $11 million.

In June 2006, the Company acquired all of the outstanding capital stock of Telequip Corporation for a cash purchase price of approximately $45 million. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of approximately $20 million in 2006. Telequip was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $37 million.

In January 2006, the Company acquired substantially all of the assets of CashCode Co. Inc. (“Cash Code”), a manufacturer of banknote validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for approximately $86 million in cash. Cash Code had sales of approximately $48 million in 2005. Cash Code is located in Concord, Ontario, Canada and Kiev, Ukraine, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. Cash Code was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $55 million.

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

Note 13 – Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the Plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). Options granted prior to January 29, 2007, become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year. The Stock Incentive Plan also provides for awards of restricted common stock to officers and other key employees, subject to forfeiture restrictions which lapse over time.

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005
Dividend yield	1.85%	1.37%	1.49%
Volatility	25.60%	26.40%	30.74%
Risk-free interest rate	4.76%	4.27%	3.65%
Expected lives in year	4.20	4.20	4.20

PART II / ITEM 8

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

Activity in the Company’s stock option plans for the year ended December 31, 2007 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period	4,811	$28.28
Granted	973	37.61
Exercised	(1,050)	26.06
Canceled	(143)	33.83
Options outstanding at end of period	4,591	30.59	3.73
Options exercisable at end of period	3,034	$27.87	3.77

The weighted-average fair value of options granted during 2007, 2006 and 2005 was $9.55, $9.21 and $7.26, respectively. The total fair value of shares vested during 2007, 2006 and 2005 was $8.5 million, $7.3 million and $7.5 million, respectively. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $19.5 million, $34.2 million and $8.2 million, respectively. The total cash received from these option exercises was $27.4 million, $52.5 million and $22.2 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $7.0 million, $13.2 million and $3.4 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 and December 31, 2006 was $56.7 million and $40.1 million, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $8.5 million, $8.1 million and $7.7 million in 2007, 2006 and 2005, respectively. Changes in the Company’s restricted stock for the year ended December 31, 2007 were as follows:

Restricted Stock Activity	Restricted Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	620	$30.18
Granted	196	38.29
Vested	(267)	29.96
Forfeited	(25)	31.18
Unvested restricted stock at end of period	524	$33.28

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during 2005 (in thousands, except per share amounts):

(in thousands)	Year ended December 31, 2005
Net income — as reported	$136,037
Add: Stock-based employee compensation of $7,704 for the year ended 2005 included in reported income, net of related tax effects	5,008
Less: Total stock-based employee compensation expense of $15,446 for the year ended 2005 determined under fair value based method for all awards, net of related tax effects	(10,321)
Net income — pro forma	$130,724
Basic earnings per share:
As reported	$2.27
Pro forma	2.19
Diluted earnings per share:
As reported	2.25
Pro forma	2.16

The Company recognized share-based compensation expense of $15.2 million ($0.14 per diluted share, after related tax benefit of $7.0 million) in 2007 as a component of selling, general and administrative expense. In 2005, $7.7 million of share-based compensation expense related to restricted stock was recognized, but because the Company adopted the new standard (SFAS 123R) prospectively as of January 1, 2006 it excludes expense related to stock options of $7.7 million.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock-based awards as operating cash flows in the consolidated statement of cash flows. SFAS 123R requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those awards. For the year ended December 31, 2007, cash flow from operating activities decreased $7.0 million with a corresponding increase in cash flow from financing activities related to excess tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Information by industry segment follows:

(in thousands)	2007	2006	2005
Aerospace & Electronics
Net sales — outside	$628,676	$566,216	$536,829
Net sales — intersegment	184	156	—
Operating profit	86,176	99,181	84,982
Assets	466,673	468,652	475,242
Goodwill	189,990	189,940	196,559
Capital expenditures	11,723	6,511	7,772
Depreciation and amortization	13,432	12,599	15,185
Engineered Materials
Net sales — outside	$331,029	$309,258	$304,824
Operating profit	58,339	50,252	62,982
Assets	305,384	264,282	189,353
Goodwill	171,591	154,030	122,636
Capital expenditures	13,773	5,059	5,565
Depreciation and amortization	9,254	5,625	4,173
Merchandising Systems
Net sales — outside	$388,227	$257,818	$166,298
Operating profit	39,684	17,529	12,797
Assets	348,914	338,207	104,162
Goodwill	173,692	146,236	43,057
Capital expenditures	7,883	3,117	1,544
Depreciation and amortization	16,554	12,662	5,381
Fluid Handling
Net sales — outside	$1,136,589	$999,637	$936,633
Net sales — intersegment	196	230	464
Operating profit (a)	159,251	107,377	76,240
Assets	868,873	740,390	686,133
Goodwill	203,337	198,214	189,787
Capital expenditures	12,170	8,407	8,327
Depreciation and amortization	16,832	17,317	18,534
Controls
Net sales — outside	$134,651	$123,960	$116,665
Net sales — intersegment	561	68	145
Operating profit	9,901	10,052	8,320
Assets	84,390	56,213	56,132
Goodwill	27,940	16,316	16,316
Capital expenditures	1,273	1,364	1,260
Depreciation and amortization	2,976	2,494	2,393

(a)	Includes a gain of approximately $28.0 million resulting from the sale of an operating facility as part of a restructuring program, offset by approximately $9.0 million of related workforce reduction charges. See Note 16, “Foundry Restructuring”.

PART II / ITEM 8

Information by industry segment (continued):

(in thousands)	2007	2006	2005
Consolidated net sales
Reporting segments	$2,620,112	$2,257,343	$2,061,858
Intersegment elimination	(941)	(454)	(609)
TOTAL NET SALES	$2,619,171	$2,256,889	$2,061,249
Operating profit (loss)
Reporting segments	$353,351	$284,391	$245,321
Corporate — before asbestos	(51,945)	(36,455)	(31,699)
Corporate expense — asbestos charge	(390,150)	—	—
Corporate expense — environmental charge	(18,912)	—	—
TOTAL OPERATING (LOSS) PROFIT	$(107,656)	$247,936	$213,622
Interest income	6,259	4,939	2,372
Interest expense	(27,404)	(23,015)	(22,416)
Miscellaneous — net	9,906	9,474	2,945
(Loss) Income before income taxes	$(118,895)	$239,334	$196,523
Assets
Reporting segments	$2,074,234	$1,867,744	$1,511,022
Corporate	803,058	569,102	634,177
TOTAL ASSETS	$2,877,292	$2,436,846	$2,145,199
Goodwill
Reporting segments	$766,550	$704,736	$568,355
Capital expenditures
Reporting segments	$46,822	$24,458	$24,468
Corporate	347	2,713	2,696
TOTAL CAPITAL EXPENDITURES	$47,169	$27,171	$27,164
Depreciation and amortization
Reporting segments	$59,048	$50,697	$45,666
Corporate	2,262	3,588	2,345
TOTAL DEPRECIATION AND AMORTIZATION	$61,310	$54,285	$48,011

Information by geographic segments follows:

(in thousands)	2007	2006	2005
Net sales*
United States	$1,627,980	$1,421,620	$1,311,535
Canada	309,467	266,801	190,451
Europe	554,985	455,799	453,314
Other international	126,739	112,669	105,949
TOTAL NET SALES	$2,619,171	$2,256,889	$2,061,249
Assets*
United States	$1,115,368	$1,104,738	$947,438
Canada	233,321	205,490	86,948
Europe	693,141	495,084	419,596
Other international	32,404	62,432	56,896
Corporate	803,058	569,102	634,321
TOTAL ASSETS	$2,877,292	$2,436,846	$2,145,199

*	Net sales and Assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Quarterly Results For The Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First			Second			Third			Fourth	Year
2007
Net sales	$628,217			$660,897			$664,093			$665,964	$2,619,171
Cost of sales	423,683	(a	)	452,273			445,603			454,597	1,776,157
Gross profit	204,534	(a	)	208,624			(171,660)			188,475	429,973
Net income (loss)	43,645	(b	)	45,736	(c	)	(196,950)	(d	)	45,227	(62,342)
Net income (loss) per basic/diluted share	0.71			0.75			(3.29)			0.74	(1.04)
2006
Net sales	$549,383			$558,150			$567,704			$581,652	$2,256,889
Cost of sales	371,501	(e	)	376,421			378,055			399,656	1,525,633
Gross profit	177,882	(e	)	181,729			189,649			181,996	731,256
Net income	37,399	(f	)	44,463			46,043			37,982	165,887
Net income per basic share	0.62			0.73			0.75			0.62	2.72
Net income per diluted share	0.61			0.71			0.74			0.61	2.67

(a)	Includes a $7,600 settlement with the US Government.
(b)	Includes the impact of item (a) cited above, net of tax.
(c)	Includes a $250,000 asbestos provision (net of tax).
(d)	Includes an $18,402 restructuring gain (net of tax), a $12,293 environmental provision (net of tax), a $5,846 gain on sale of a joint venture (net of tax), $3,597 tax impact of an asbestos provision recorded in the third quarter of 2007, and a $10,400 tax provision for the potential repatriation of foreign cash.
(e)	Includes a $4,900 environmental reimbursement.
(f)	Includes the impact of item (e) cited above, net of tax.

Note 16 – Foundry Restructuring

During the fourth quarter of 2007, the Company announced and commenced implementation of a restructuring program designed to further enhance operating margins in the Fluid Handling segment. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at the Company’s foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The Foundry Restructuring is expected to be substantially completed by the end of 2008. The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. The Company expects to incur total pre-tax charges, upon program completion, of approximately $14 million. Included in this amount, in December 2007, the Company recognized workforce reduction charges of approximately $9 million. Also in December 2007, pursuant to this program, the Company sold its foundry facility in the UK, generating a pre-tax gain of approximately $28 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.  The Company’s Chief Executive Officer, who is also Acting Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer has concluded that these controls are effective as of the end of the year covered by this annual report.

Change in Internal Controls.  During the fiscal quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2008 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 10, 2008 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, its charters for its

Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2008 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 10, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2008 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 10, 2008.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	4,390,159	$30.70	3,004,467
2000 Non-employee Director Stock Compensation Plan	201,833	28.09	122,906
Equity compensation plans not approved by security holders	—	—	—
Total	4,591,992	$30.59	3,127,373

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2008 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 10, 2008.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2008 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 10, 2008.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Consolidated Financial Statements:

(2)	The following report and schedule should be read in connection with Crane Co.’s consolidated financial statements in Item 8.:

—Schedule II — Valuation and Qualifying Accounts (page 61).

(3)	Exhibits

Exhibit No.	Description

Exhibit 3.b	Company’s bylaws as amended on January 28, 2008.

Exhibit 10.1	Separation and Release Agreement dated November 21, 2007 between the Company and J. Robert Vipond.

Exhibit 11	Computation of net income per share.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

(b)	Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2003).

PART IV / ITEM 15

3)	Amended and Restated Credit Agreement dated as of September 26, 2007 among Crane Co., the borrowing subsidiaries party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A, and The Bank of New York, as Documentation Agents (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K files September 26, 2007).

(4)(b)	Preferred Share Purchase Rights Agreement dated as of June 27, 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(c)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(i)	2007 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 9, 2007.

(j)	2007 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 9, 2007.

(k)	Form of Employment Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change of control. Agreements in this form have been entered into with the following executive officers: Messrs. duPont, Fast, Krawitt, Maue, Mitchell, Noonan, Pantaleoni and Perlitz and Ms. Kopczick.

(l)	Form of Indemnification Agreement. Agreements in this form have been entered into with each director and executive officer of the Company.

Crane Co.

Schedule II — Schedule of Valuation and Qualifying Accounts

For the Years Ended December 31, 2005, 2006 and 2007

(in thousands)

Description	Balance at January 1,	Amount charged to expense	Amount charged to other accounts	Deductions	Balance at December 31,
Accounts Receivable:
2005	$7,736	$11,138	$—	$13,022	$5,852
2006	$5,852	$11,335	$—	$7,995	$9,192
2007	$9,192	$5,975	$—	$6,179	$8,988
Non-U.S. and state deferred assets, excluding tax losses and credits	$19,600	$2,295	$—	$—	$21,895
Federal, state and non-U.S. tax losses and credits	25,878	—	—	482	25,396
Total — 2005*	$45,478	$2,295	$—	$482	$47,291
Non-U.S. and state deferred assets, excluding tax losses and credits	$21,895	$1,041	$251	$1,565	$21,622
Federal, state and non-U.S. tax losses and credits	25,396	1,297	—	7,288	19,405
Total — 2006*	$47,291	$2,338	$251	$8,853	$41,027
Non-U.S. and state deferred assets, excluding tax losses and credits	$21,622	$15,377	$(756)	$767	$35,476
Federal, state and non-U.S. tax losses and credits	19,405	3,906	4,130	5,382	22,059
Total — 2007*	$41,027	$19,283	$3,374	$6,149	$57,535

*	The above-mentioned valuation allowances are principally an offset to long-term deferred tax assets on the consolidated balance sheet.

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
(Registrant)

By	/S/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 2/25/08

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/S/ E.C. FAST	By	/S/ R.A. MAUE
	E.C. Fast Acting Chief Financial Officer (Principal Financial Officer) Date 2/25/08		R. A. Maue Vice President, Controller (Principal Accounting Officer) Date 2/25/08

Directors

By	/S/ R.S. EVANS	By	/S/ E.T. BIGELOW	By	/S/ D.G. COOK
	R.S. Evans Date 2/25/08		E.T. Bigelow Date 2/25/08		D.G. Cook Date 2/25/08

By	/S/ K.E. DYKSTRA	By	/S/ R.S. FORTÉ	By	/S/ D.R. GARDNER
	K.E. Dykstra Date 2/25/08		R.S. Forté Date 2/25/08		D.R. Gardner Date 2/25/08

By	/S/ W.E. LIPNER	By	/S/ P.R. LOCHNER, JR.	By	/S/ R.F. MCKENNA
	W.E. Lipner Date 2/25/08		P.R. Lochner, Jr. Date 2/25/08		R.F. McKenna Date 2/25/08

By	/S/ C.J. QUEENAN, JR.	By	/S/ J.L.L. TULLIS

	C.J. Queenan, Jr. Date 2/25/08		J.L.L. Tullis Date 2/25/08