Form 10-Q
period 2008-03-31
CRANE CO /DE/
filed 2008-05-06
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non –accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock as of April 30, 2008

Common stock, $1.00 Par Value – 59,650,061 shares

Part I - Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net sales	$678,868	$628,217
Operating costs and expenses:
Cost of sales	452,531	423,683
Selling, general and administrative	150,988	136,135

Operating profit	75,349	68,399

Other income (expense):
Interest income	2,284	1,313
Interest expense	(6,505)	(6,868)
Miscellaneous - net	330	1,813

	(3,891)	(3,742)

Income before income taxes	71,458	64,657
Provision for income taxes	23,080	21,012

Net income	$48,378	$43,645

Basic net income per share:	$0.81	$0.72

Diluted net income per share:	$0.79	$0.71

Average basic shares outstanding	60,040	60,209
Average diluted shares outstanding	60,955	61,207
Dividends per share	$0.18	$0.15

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$294,728	$283,370
Accounts receivable, net	373,792	345,176
Current insurance receivable - asbestos	33,600	33,600
Inventories, net:
Finished goods	112,608	109,337
Finished parts and subassemblies	40,734	39,108
Work in process	53,335	51,923
Raw materials	137,886	127,351

Inventories, net	344,563	327,719
Other current assets	57,735	47,757

Total current assets	1,104,418	1,037,622
Property, plant and equipment:
Cost	764,922	749,968
Less: accumulated depreciation	472,893	460,285

Property, plant and equipment, net	292,029	289,683
Long-term insurance receivable - asbestos	293,940	306,557
Long-term deferred tax assets	199,373	220,370
Other assets	124,584	128,360
Intangible assets, net	124,202	128,150
Goodwill	769,106	766,550

Total assets	$2,907,652	$2,877,292

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Liabilities and shareholders’ equity
Current liabilities:
Notes payable and current maturities of long-term debt	$9,613	$548
Accounts payable	197,936	177,978
Current asbestos liability	84,000	84,000
Accrued liabilities	221,450	230,295
U.S. and foreign taxes on income	2,291	731

Total current liabilities	515,290	493,552
Long-term debt	398,345	398,301
Accrued pension and postretirement benefits	54,095	52,233
Long-term deferred tax liability	32,593	31,880
Long-term asbestos liability	928,098	942,776
Other liabilities	60,271	65,353

Total liabilities	1,473,402	1,490,543
Minority interest	8,469	8,394
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	150,042	148,513
Retained earnings	876,075	845,864
Accumulated other comprehensive income	174,762	154,077
Treasury stock	(362,814)	(336,077)

Total shareholders’ equity	910,491	884,803

Total liabilities and shareholders’ equity	$2,907,652	$2,877,292

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,815,141)	(12,264,788)

Common stock outstanding	59,610,998	60,161,351

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$48,378	$43,645
Income from joint venture	—	(1,017)
Depreciation and amortization	14,983	15,576
Stock-based compensation expense	3,615	4,304
Deferred income taxes	6,097	(9,819)
Cash used for working capital	(29,834)	(25,648)
(Payments) receipts for asbestos-related fees and costs, net of insurance recoveries	(2,061)	21,180
Other	2,951	(11,332)

Total provided by operating activities	44,129	36,889

Investing activities:
Capital expenditures	(9,080)	(6,963)
Proceeds from disposition of capital assets	676	11,032
Payment for acquisitions, net of cash acquired	(85)	(5)
Proceeds from divestiture	506	—

Total (used for) provided by investing activities	(7,983)	4,064

Financing activities:
Equity:
Dividends paid	(10,795)	(9,050)
Reacquisition of shares on the open market	(40,000)	(40,001)
Stock options exercised - net of shares reacquired	3,556	(387)
Excess tax benefit from stock-based compensation	107	690
Debt:
Repayments of long-term debt	—	(67)
Net increase in short-term debt	9,037	1,800

Total used for financing activities	(38,095)	(47,015)

Effect of exchange rates on cash and cash equivalents	13,307	1,376

Increase (decrease) in cash and cash equivalents	11,358	(4,686)
Cash and cash equivalents at beginning of period	283,370	138,607

Cash and cash equivalents at end of period	$294,728	$133,921

Detail of cash used for working capital:
Accounts receivable	$(24,382)	$(27,080)
Inventories	(15,171)	(14,003)
Other current assets	(592)	508
Accounts payable	19,427	10,531
Accrued liabilities	(10,365)	(2,437)
U.S. and foreign taxes on income	1,249	6,833

Total	$(29,834)	$(25,648)

Supplemental disclosure of cash flow information:
Interest paid	$5,918	$6,330
Income taxes paid	$15,268	$20,848

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions No. SFAS 157-1 and No. SFAS 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. The Company adopted SFAS 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis (see Note 13, “Fair Value Measurements”). The Company is currently evaluating the provisions of SFAS 157-1 and SFAS 157-2 to determine the potential impact, if any, these staff positions will have on the Company’s financial statements when they are applicable beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”

(“SFAS 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the anticipated effect, if any, of the adoption of this standard in 2009.

3.	Segment Results

Financial information by reportable segment is set forth below:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net Sales
Aerospace & Electronics	$158,451	$148,392
Engineered Materials	82,773	87,748
Merchandising Systems	113,504	97,364
Fluid Handling	288,500	262,951
Controls	35,640	31,762

Total	$678,868	$628,217

Operating Profit (Loss)
Aerospace & Electronics	$15,995	$21,026
Engineered Materials	11,654	16,038
Merchandising Systems	14,138	9,631
Fluid Handling	44,762	31,141
Controls	1,300	2,346
Corporate	(12,500)	(11,783)

Total	75,349	68,399
Interest income	2,284	1,313
Interest expense	(6,505)	(6,868)
Miscellaneous - net	330	1,813

Income before income taxes	$71,458	$64,657

	As of
	March 31, 2008	December 31, 2007
Assets
Aerospace & Electronics	$468,080	$466,673
Engineered Materials	310,401	305,384
Merchandising Systems	362,567	348,914
Fluid Handling	906,089	868,873
Controls	83,256	84,390
Corporate	777,259	803,058

Total	$2,907,652	$2,877,292

4.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Net Income	$48,378	$43,645

Average basic shares outstanding	60,040	60,209
Effect of dilutive stock options	915	998

Average diluted shares outstanding	60,955	61,207

Basic net income per share	$0.81	$0.72
Diluted net income per share	$0.79	$0.71

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month periods ended March 31, 2008 and 2007 because they would not have had a dilutive effect (1.4 million average options for the first quarter of 2008 and 1.3 million average options for the first quarter of 2007).

5.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net income	$48,378	$43,645
Foreign currency translation adjustments	20,685	5,463

Comprehensive income	$69,063	$49,108

6.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Balance at beginning of period	$766,550	$704,736
Additions	190	46,406
Divestitures	—	(634)
Translation	2,366	16,042

Balance at end of period	$769,106	$766,550

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Balance at beginning of period, net	$128,150	$122,744
Additions	—	19,409
Translation	453	3,886
Amortization expense	(4,401)	(17,889)

Balance at end of period, net	$124,202	$128,150

A summary of intangible assets is as follows:

	March 31, 2008		December 31, 2007
(in thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$93,451	$45,020	$92,286	$43,720
Customer relationships and backlog	85,204	24,971	85,204	17,448
Drawings	10,825	9,797	10,825	9,681
Other	22,343	7,833	23,784	13,100

Total	$211,823	$87,621	$212,099	$83,949

Amortization expense for these intangible assets is currently estimated to be approximately $13.6 million in 2009, $12.5 million in 2010, $11.7 million in 2011, $9.4 million in 2012 and $8.6 million in 2013. Included within intangible assets is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

7.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	March 31, 2008	December 31, 2007
Employee related expenses	$86,937	$94,044
Warranty	31,211	32,218
Other	103,302	104,033

Total	$221,450	$230,295

8.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2008, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31, 2007
	2008	2007
Beginning claims	80,999	85,941	85,941
New claims	1,041	1,095	3,417
Settlements	(337)	(529)	(1,441)
Dismissals	(600)	(623)	(6,918)

Ending claims *	81,103	85,884	80,999

*	Does not include 36,347 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 81,103 pending claims as of March 31, 2008, approximately 25,000 claims were pending in New York, approximately 24,000 claims were pending in Mississippi, approximately 9,000 claims were pending in Texas and approximately 3,500 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

Substantially all of the claims the Company resolves are concluded through settlements. The Company tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California, however, and received an adverse jury verdict on September 15, 2006. On October 10, 2006, the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company does not believe that the verdict was supported by the evidence. The Company appealed the judgment, and on March 11, 2008, the California Court of Appeal, Second District, delivered its opinion affirming the judgment. The Company has filed a petition for review by the California Supreme Court.

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. However, on March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company has filed a post-trial motion asserting numerous errors in the trial proceedings, and no judgment has been entered on the trial verdict. The Company intends to pursue all available rights to appeal the verdict.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the three-month period ended March 31, 2008 and 2007 totaled $22.5 million and $21.1 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the three-month period ended March 31, 2008 and 2007 totaled a $2.1 million net payment and $21.2 million net receipt (reflecting the January 2007 receipt of $31.5 million in previously escrowed funds from Equitas), respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31, 2007	Cumulative to Date Through March 31, 2008
(in millions)	2008	2007
Settlement costs incurred (1)	$12.1	$11.2	$41.6	$136.2
Defense costs incurred (1)	10.4	9.9	45.9	172.8

Total costs incurred	$22.5	$21.1	$87.5	$309.0
Pre-tax cash payments/(receipts)(2)	$2.1	($21.2)	$10.2	$138.0

(1)	Before insurance recoveries and tax effects.

(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007. Amounts include certain legal fees and expenses related to the terminated MSA in 2005.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Effects on the Condensed Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during the two full preceding calendar years (and additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two to three years and covering claims expected to be filed through the indicated period. Although the methodology used by HR&A will also show claims and costs for subsequent periods (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

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

Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which constitute only 5% of the Company’s total pending asbestos claims. Over the past five years, mesothelioma claims account for approximately 89% of the Company’s aggregate settlement and defense costs. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017, of which approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $1,012 million as of March 31, 2008. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved.

Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial. A legislative solution or a revised structured settlement transaction could also change the estimated liability.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with nine of its excess insurer groups, and on March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with three of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $46.8 million in aggregate. The Company is in discussions with or expects to enter into additional coverage-in-place agreements with other of its excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures.

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate for the aggregate liability recorded as of September 30, 2007 to be 33%. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $328 million as of March 31, 2008.

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

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site and certain financial assurances. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. During the fourth quarter 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company’s estimated liability for the costs of such activities through 2014 was $41.5 million as of December 31, 2007. The liability was $39.1 million as of March 31, 2008, which is included in accrued liabilities and other liabilities in the Company’s consolidated balance sheet.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site. The Company has a receivable of $7.0 million as of March 31, 2008 representing the amount of expected reimbursements during the forecast period.

The EPA and the DOJ have alleged that one of the Company’s subsidiaries (Crane Composites, Inc.) is in violation of certain Clean Air Act regulations and a Clean Air Act operating permit at a manufacturing facility located in Channahon, Illinois. The allegations originated from a neighbor’s complaint in late 2003 about an odor emanating from the facility. The Company has cooperated with EPA’s investigation, which now includes representatives of the Illinois state environmental agencies, and is in the late stage of discussions with the EPA, the state authorities and the DOJ in an effort to resolve the dispute regarding emission, as well as their claim for a civil penalty relative to the alleged violations. The DOJ has demanded a civil penalty in the amount of $1.2 million. While the Company believes that it has not violated its Clean Air Act operating permit or the regulations in question, it recognizes that the cost and risk associated with a protracted litigation with the U.S. Government could be avoided through a reasonable settlement. The Company intends to continue discussions with the state authorities, the DOJ and the EPA in an effort to find a mutually acceptable resolution.

Other Proceedings

The Company has been defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The jury found in the Company’s favor on the remaining five claims, rejecting, among others, the plaintiff’s claim for punitive damages. The parties are awaiting a ruling from the trial judge on one equitable claim and an affirmative defense, which were not presented to the jury. The Company expects the court to issue its ruling and final judgment shortly.

The other lawsuit is nearing completion of fact and expert discovery and a trial is expected to take place in late 2008 or early 2009. The aggregate damages sought in this lawsuit are approximately $9.5 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. The Company continues to believe that it has valid defenses to the claims raised in this lawsuit.

The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any liability in accordance with the applicable policies.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers, and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a material adverse effect on the Company’s results of operations and cash flows in the periods affected.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material adverse effect on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a material adverse effect on the Company’s results of operations and cash flows for that period.

9.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended March 31,
	2008	2007	2008	2007
(in thousands)	Pension Benefits		Other Postretirement Benefits
Service cost	$4,240	$4,228	$38	$40
Interest cost	8,512	8,397	253	268
Expected return on plan assets	(11,170)	(10,408)	—	—
Amortization of prior service cost	129	177	(21)	(21)
Amortization of net loss (gain)	151	295	(32)	(76)

Net periodic cost	$1,862	$2,689	$238	$211

During the first three months of 2008, the Company contributed $1.5 million to its defined benefit plans and $0.2 million to its other postretirement benefit plans. The Company expects, based on current actuarial calculations, to contribute approximately $11.1 million to its domestic and foreign defined benefit plans and $2.4 million to its other postretirement benefit plans in 2008. The Company contributed $5.2 million to its defined benefit plans and $2.0 million to its other postretirement benefit plans in 2007. However, cash contributions for the remainder of 2008 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

10.	Income Taxes

The Company calculated its income tax provision for the three months ended March 31, 2008 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 32.3% for the three months ended March 31, 2008 is lower than the Company’s effective tax rate of 32.5% for the three months ended March 31, 2007 primarily as a result of lower enacted statutory tax rates in 2008 in certain non-U.S. taxing jurisdictions and lower state taxes in 2008. These items were partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2007.

The Company’s effective tax rate for the three months ended March 31, 2008 is lower than the statutory U.S. federal tax rate primarily as a result of earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate and the U.S. federal tax benefit on domestic manufacturing activities. These items were partially offset by state taxes, net of the U.S. federal tax benefit and current U.S. taxation of certain foreign-sourced income taxed at rates lower than the U.S. statutory tax rate.

During the three months ended March 31, 2008, there was an increase of approximately $0.3 million in the Company’s gross unrecognized tax benefits as a result of tax positions taken during the current period.

During the three months ended March 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.3 million.

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three months ended March 31, 2008, the total amount of interest expense related to unrecognized tax benefits recognized in the consolidated statement of operations was approximately $0.1 million. At March 31, 2008 and December 31, 2007, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was approximately $0.6 million and $0.5 million, respectively.

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

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of March 31, 2008, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months as a result of the closure of the aforementioned audits.

11.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of March 31, 2008 and December 31, 2007:

(in thousands)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Long-term debt consists of:
5.50% notes due 2013	$199,211	$199,175
6.55% notes due 2036	199,034	199,026
Other	100	100

Total Long-term debt	$398,345	$398,301

Short-term debt consists of :
Money Market Credit Line	$8,900	$—
Other borrowings	713	548

Total Short-term debt	$9,613	$548

12.	Supplemental Cash Flows Information

In the first quarter of 2007, the Company sold its corporate aircraft, generating proceeds of approximately $11 million (classified as cash provided from investing activities), and used these proceeds as the initial payment on an operating lease for a used but newer aircraft replacement (classified as cash used in operating activities).

13.	Fair Value Measurements

The Company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has forward contracts outstanding with related receivables of $1.0 million and payables of $0.9 million as of March 31, 2008 which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s other financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The Company adopted Statement of Financial Accounting Standards No. 159, “Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of March 31, 2008.

14.	Foundry Restructuring

During the fourth quarter of 2007, the Company announced and commenced implementation of a restructuring program designed to further enhance operating margins in the Fluid Handling segment. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at the Company’s foundry operating facilities in the United Kingdom and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The Foundry Restructuring is expected to be substantially completed by the end of 2008. The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. The Company expects to incur total pre-tax charges, upon program completion, of approximately $14 million. Included in this amount, in December 2007, the Company recognized workforce reduction charges of approximately $9 million. Also in December 2007, pursuant to this program, the Company sold its foundry facility in the United Kingdom, generating a pre-tax gain of approximately $28 million.

The following table summarizes the accrual balances related to the Foundry Restructuring:

(in thousands)	December 31, 2007	Expense	Payments	March 31, 2008
Severance	$6,855	$19	$(13)	$6,861
Other	1,966	192	(142)	2,016

Total	$8,821	$211	$(155)	$8,877

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission and are incorporated by reference herein.

Reference herein to “Crane”, “we”, “us”, and, “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Overview

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

Results from Operations

First quarter of 2008 compared with first quarter of 2007

	Three Months Ended		Change
(in millions)	2008	2007
Net sales	$678.9	$628.2	$50.7	8.1%
Operating profit	$75.3	$68.4	$6.9	10.1%
Operating margin	11.1%	10.9%
Other income (expense):
Interest income	$2.3	$1.3	$1.0	76.9%
Interest expense	(6.5)	(6.9)	0.4	5.8
Miscellaneous - net	0.3	1.8	(1.5)	(83.3)

	$(3.9)	$(3.8)	$(0.1)	2.6%
Provision for income taxes	$23.1	$21.0	$2.1	10.0%

Net income	$48.4	$43.6	$4.8	11.0%

First quarter 2008 sales increased $50.7 million, or 8%, over the first quarter of 2007. Core business sales for the first quarter contributed approximately 3% growth, or $16.9 million. Acquired businesses (the composite panel business of Owens Corning and the Mobile Rugged business of Kontron America, Inc.) contributed 1% growth, or $10.3 million. The impact of currency translation on sales increased reported sales by approximately 4%, or $23.5 million, as the U.S. dollar was weaker against other major currencies in the first quarter of 2008 compared to the first quarter of 2007. Net sales related to operations outside the U.S. for the three-month periods were 39.2% and 36.3% of total net sales for the quarters ended March 31, 2008 and 2007, respectively.

Operating profit margins were 11.1% in the first quarter 2008 compared to 10.9% in the comparable period of 2007. The increase over the prior year period was largely attributable to improved performance in our Fluid Handling and Merchandising Systems businesses, partially offset by weaker performance in our Engineered Materials and Aerospace & Electronics segments.

Other income (expense) in the first quarter of 2007 included approximately $1.0 million of equity joint venture income related to the Industrial Motions Control Holding LLC (“IMC”) joint venture that was sold in the fourth quarter of 2007.

Our effective tax rate was 32.3% for the three months ended March 31, 2008 compared to 32.5% for the three months ended March 31, 2007. The tax rate was lower primarily due to lower enacted statutory tax rates in 2008 in certain non-U.S. taxing jurisdictions and lower state taxes in 2008. These items were partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2007.

Order backlog at March 31, 2008 totaled $768.7 million, 6% higher than the backlog of $726.8 million at March 31, 2007 and 7% higher than $719.6 million at December 31, 2007.

Segment Results

All comparisons below refer to the first quarter 2008 versus the first quarter 2007, unless otherwise specified.

Aerospace & Electronics

	First Quarter		Change
(in millions)	2008	2007
Sales	$158.5	$148.4	$10.1	6.8%
Operating Profit	$16.0	$21.0	$(5.0)	(23.8%)
Profit Margin	10.1%	14.2%

The first quarter 2008 sales increase of $10.1 million reflected a sales increase of $11.1 million in the Aerospace Group and a decrease of $1.0 million in the Electronics Group. The segment’s operating profit decreased $5.0 million, or 23.8%, in the first quarter of 2008 when compared to the period in the prior year. The decline in operating profit was driven by substantially higher engineering expense in the Aerospace Group, which was $24 million in the first quarter of 2008, compared to $14 million in the first quarter of 2007. This increase in engineering expense is related to the development of new products, primarily for the Boeing 787 and Airbus A400M programs. We expect a higher level of engineering expense through 2008 resulting, in part, from the delay in the delivery of the Boeing 787 aircraft and corresponding software and hardware testing and modifications, as well as design changes related to the interface of subsystems with other suppliers. Tighter expense controls and potential claim reimbursements are expected to partially offset the unfavorable impact of the continued development expenses on this program.

Aerospace Group sales of $101.5 million increased $11.1 million, or 12%, from $90.4 million in the prior year period. This increase is attributable to continued strong demand in the aerospace industry. Operating profit declined by $5.0 million in the first quarter of 2008, compared to the first quarter of 2007 which was due to the aforementioned $10.0 million increase in engineering expenses, partially offset by higher original equipment manufacturer and aftermarket sales volume. In addition, the first quarter of 2007 included a $1.1 million unfavorable impact related to a pump connector recall.

Electronics Group sales of $57.1 million decreased $1.0 million, or 2%, due primarily to lower sales in our Power Solutions business. Operating profit remained approximately equal to the first quarter of 2007.

The Aerospace & Electronics segment backlog was $407.4 million at March 31, 2008, compared with $405.8 million at March 31, 2007 and $392.8 million at December 31, 2007.

Engineered Materials

	First Quarter		Change
(in millions)	2008	2007
Sales	$82.8	$87.7	$(5.0)	(5.7%)
Operating Profit	$11.7	$16.0	$(4.4)	(27.3%)
Profit Margin	14.1%	18.3%

First quarter 2008 sales decreased $5.0 million, or 5.7%, reflecting substantially lower volumes when compared to the prior year period. Core business sales were down $13.7 million, or 16%, related to lower volumes to our traditional recreational vehicle and transportation and building products customers, partially offset by $8.7 million of sales related to the September 2007 acquisition of the composite panel business of Owens Corning. Operating profit in 2008 decreased 27.3%, resulting from the lower core business sales, higher raw material costs, and costs associated with the integration of the composite panel business acquisition.

The Engineered Materials segment backlog was $15.9 million at March 31, 2008, compared with $17.4 million at March 31, 2007 and $14.8 million at December 31, 2007.

Merchandising Systems

	First Quarter		Change
(in millions)	2008	2007
Sales	$113.5	$97.4	$16.1	16.5%
Operating Profit	$14.1	$9.6	$4.5	46.9%
Profit Margin	12.5%	9.9%

First quarter 2008 sales increased $16.1 million, or 16.5%, including $10.9 million (11.2%) of core sales, representing growth in both the Vending and Payment Solutions product lines, and favorable foreign currency translation of $5.2 million (5.3%). The Vending Solutions sales increase, representing the majority of the increase, was led by the successful introduction of the BevMax III glass front vender. Operating profit for the segment improved by $4.5 million over the first quarter of 2007, or 46.9%, due primarily to the successful leverage gained from the comparable quarter sales increase, as well as the absence of integration expenses and related production inefficiencies associated with the Vending Solutions group’s 2006 acquisitions.

The Merchandising Systems segment backlog was $42.5 million at March 31, 2007, compared with $33.2 million at March 31, 2007 and $34.1 million at December 31, 2007.

Fluid Handling

	First Quarter		Change
(in millions)	2008	2007
Sales	$288.5	$263.1	$25.5	9.7%
Operating Profit	$44.8	$31.1	$13.6	43.7%
Profit Margin	15.5%	11.8%

First quarter 2008 sales increased $25.5 million, or 9.7%, including $11.7 million (4%) of core sales and favorable foreign currency translation of $17.2 million (7%), offset by sales from divested businesses of $3.4 million (1%). Segment operating profit increased $13.6 million, or 43.7%, over the 2007 first quarter. The operating profit increase was broad-based across all major business units in the segment, reflecting continued strong global demand in the chemical, pharmaceutical and energy industries, coupled with throughput efficiencies and pricing discipline. We expect that operating margins during the balance of 2008 will be slightly lower due to spending associated with continued growth initiatives, such as costs associated with the previously announced closure of two foundries, expansion plans in China, new product development efforts and increasing our nuclear valve capacity.

The Fluid Handling segment backlog was $268.3 million at March 31, 2008, compared with $237.1 million at March 31, 2007 and $242.6 million at December 31, 2007.

Controls

	First Quarter		Change
(in millions)	2008	2007
Sales	$35.6	$31.8	$3.9	12.3%
Operating Profit	$1.3	$2.3	$(1.0)	(44.5%)
Profit Margin	3.6%	7.4%

The first quarter 2008 sales increase of $3.9 million reflects $4.9 million of sales related to the August 2007 acquisition of the Mobile Rugged Business division of Kontron America, Inc. Core segment sales and operating profit were impacted by delays in customer projects and by the remaining integration costs associated with the Mobile Rugged Business acquisition.

The Controls segment backlog was $34.5 million at March 31, 2008, compared with $33.2 million at March 31, 2007 and $35.3 million at December 31, 2007.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $44.1 million for the first quarter of 2008, an increase of $7.2 million, or 20%, as compared to the first quarter of 2007. This increase was due to earnings growth and lower tax payments during the current year first quarter; in addition, in the first quarter of 2007, we used $11.0 million of proceeds from the sale of its corporate aircraft as the initial payment on an operating lease for a used, but newer aircraft replacement. These favorable changes were partially offset by $2.1 million of net asbestos payments in the first quarter of 2008, compared to $21.2 million of net asbestos receipts in the period last year (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited), as well as the impact of increased operating working capital requirements, which used approximately $4.2 million more cash in the first quarter of 2008 compared to the first quarter of 2007.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions (there were no acquisitions during the first quarter of 2008 or 2007) and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $8.0 million in the first quarter of 2008, compared to approximately $4.1 million of net cash provided by investing activities in the comparable period of 2007. Our investing activities in the first quarter of 2007 included the sale of our corporate aircraft, which generated $11.0 million of proceeds. Capital expenditures of $9.1 million for the first quarter of 2008 increased approximately $2.1 million from the first quarter of 2007. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems.

Financing Activities

Financing cash flows consist primarily of proceeds from the issuance of debt and common stock, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Cash used in financing activities was $38.1 million during the first quarter of 2008, compared to $47.0 million used during the first quarter of 2007. The decrease in cash used in financing activities was primarily due to an increase in short term debt during the first quarter of 2008 and, to a lesser extent, net proceeds received from employee stock option exercises.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2008, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of pubicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2008	—	—	—	—
February 1-29, 2008	581,300	$42.34	—	—
March 1-31, 2008	376,270	40.89	—	—

Total	957,570	$41.77	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the first quarter of 2008. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 21, 2008.

b)	The following four Directors were elected to serve for three years until the Annual Meeting in 2011.

Mr. E. Thayer Bigelow

Mr. Philip R. Lochner, Jr.

Mr. Ronald F. McKenna

Mr. Charles J. Queenan, Jr.

The following Directors’ terms of office continue following the Annual Meeting: Ms. Karen E. Dykstra, Mr. Richard S. Forte, Mr. William E. Lipner, Mr. James L. L. Tullis, Mr. Donald G. Cook, Mr. R. S. Evans, Mr. Eric C. Fast, and Mr. Dorsey R. Gardner

c)	The following four Directors were elected to serve for three years until the Annual Meeting in 2011.

Mr. E. Thayer Bigelow
Votes for	50,785,685
Votes withheld	2,938,737

Mr. Philip R. Lochner, Jr.
Votes for	52,508,924
Votes withheld	1,215,498

Mr. Ronald F. McKenna
Votes for	52,575,385
Votes withheld	1,149,037

Mr. Charles J. Queenan, Jr.
Votes for	48,026,941
Votes withheld	5,697,481

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2008.

Votes for	53,183,548
Votes against	473,209
Abstained	67,665

The shareholders rejected a shareholder’s proposal concerning the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Votes for	5,200,467
Votes against	40,603,298
Abstained	2,988,067
Broker non-votes	4,932,590

Item 6.	Exhibits

Exhibit 10.1	Benefit Equalization Plan, effective February 25, 2008

Exhibit 10.2	EVA Incentive Compensation Plan for Operating Units, effective April 21, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date	By	/s/ Eric C. Fast
May 6, 2008		Eric C. Fast
President and Chief Executive Officer

Date	By	/s/ Eric C. Fast
May 6, 2008		Eric C. Fast Acting Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Benefit Equalization Plan, effective February 25, 2008

Exhibit 10.2	EVA Incentive Compensation Plan for Operating Units, effective April 21, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)