Form 10-Q
period 2008-06-30
CRANE CO /DE/
filed 2008-08-04
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2008

Common stock, $1.00 Par Value – 59,802,112 shares

Part I—Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$693,482	$660,897	$1,372,350	$1,289,115

Operating costs and expenses:
Cost of sales	455,647	452,273	908,178	875,957
Selling, general and administrative	151,564	136,827	302,552	272,962

Operating profit	86,271	71,797	161,620	140,196

Other income (expense):
Interest income	2,883	989	5,167	2,302
Interest expense	(6,678)	(6,901)	(13,183)	(13,769)
Miscellaneous—net	1,631	931	1,961	2,744

	(2,164)	(4,981)	(6,055)	(8,723)

Income before income taxes	84,107	66,816	155,565	131,473
Provision for income taxes	25,098	21,080	48,178	42,092

Net income	$59,009	$45,736	$107,387	$89,381

Basic net income per share:	$0.99	$0.77	$1.79	$1.49

Diluted net income per share:	$0.97	$0.75	$1.77	$1.46

Average basic shares outstanding	59,707	59,767	59,911	60,039
Average diluted shares outstanding	60,581	60,882	60,812	61,096
Dividends per share	$0.18	$0.15	$0.36	$0.30

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) June 30, 2008	December 31, 2007
Assets

Current assets:

Cash and cash equivalents	$321,548	$283,370

Accounts receivable, net	377,844	345,176

Current insurance receivable—asbestos	33,600	33,600

Inventories, net:
Finished goods	123,564	109,337
Finished parts and subassemblies	41,605	39,108
Work in process	50,155	51,923
Raw materials	143,004	127,351

Inventories, net	358,328	327,719

Other current assets	61,486	47,757

Total current assets	1,152,806	1,037,622

Property, plant and equipment:
Cost	774,700	749,968
Less: accumulated depreciation	481,687	460,285

Property, plant and equipment, net	293,013	289,683

Long-term insurance receivable—asbestos	284,864	306,557

Long-term deferred tax assets	192,288	220,370

Other assets	124,673	128,360

Intangible assets, net	120,443	128,150

Goodwill	769,642	766,550

Total assets	$2,937,729	$2,877,292

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) June 30, 2008	December 31, 2007
Liabilities and shareholders’ equity

Current liabilities:
Notes payable and current maturities of long-term debt	$3,648	$548
Accounts payable	191,426	177,978
Current asbestos liability	84,000	84,000
Accrued liabilities	223,720	230,295
U.S. and foreign taxes on income	9,394	731

Total current liabilities	512,188	493,552

Long-term debt	398,390	398,301
Accrued pension and postretirement benefits	52,396	52,233
Long-term deferred tax liability	33,019	31,880
Long-term asbestos liability	904,469	942,776
Other liabilities	60,300	65,353

Total liabilities	1,960,762	1,984,095

Minority interest	8,326	8,394

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	152,254	148,513
Retained earnings	926,120	845,864
Accumulated other comprehensive income	175,557	154,077
Treasury stock	(357,716)	(336,077)

Total shareholders’ equity	968,641	884,803

Total liabilities and shareholders’ equity	$2,937,729	$2,877,292

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,642,134)	(12,264,788)

Common stock outstanding	59,784,005	60,161,351

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$107,387	$89,381
Income from joint venture	—	(2,545)
Gain on divestitures	(932)	—
Depreciation and amortization	29,695	31,068
Stock-based compensation expense	6,985	7,376
Deferred income taxes	11,865	(9,468)
Cash used for working capital	(46,288)	(46,132)
(Payments) receipts for asbestos-related fees and costs, net of insurance recoveries	(16,614)	15,208
Other	(2,601)	(14,131)

Total provided by operating activities	89,497	70,757

Investing activities:
Capital expenditures	(20,401)	(21,831)
Proceeds from disposition of capital assets	444	11,236
Payment for acquisitions, net of cash acquired	(132)	145
Proceeds from divestiture	2,106	—

Total used for investing activities	(17,983)	(10,450)

Financing activities:
Equity:
Dividends paid	(21,556)	(18,039)
Reacquisition of shares on the open market	(40,000)	(50,001)
Stock options exercised—net of shares reacquired	9,091	7,144
Excess tax benefit from stock-based compensation	900	2,127
Debt:
Repayments of long-term debt	—	(89)
Net increase in short-term debt	3,042	(8,608)

Total used for financing activities	(48,523)	(67,466)

Effect of exchange rates on cash and cash equivalents	15,187	3,627

Increase (decrease) in cash and cash equivalents	38,178	(3,532)
Cash and cash equivalents at beginning of period	283,370	138,607

Cash and cash equivalents at end of period	$321,548	$135,075

Detail of cash used for working capital:
Accounts receivable	$(27,912)	$(51,482)
Inventories	(28,542)	(12,653)
Other current assets	(2,508)	742
Accounts payable	12,417	19,503
Accrued liabilities	(7,885)	1,645
U.S. and foreign taxes on income	8,142	(3,887)

Total	$(46,288)	$(46,132)

Supplemental disclosure of cash flow information:
Interest paid	$13,129	$13,533
Income taxes paid	$25,905	$49,538

Part I—Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

3.	Segment Results

Financial information by reportable segment is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net Sales
Aerospace & Electronics	$165,928	$160,172	$324,379	$308,564
Engineered Materials	72,937	87,712	155,710	175,461
Merchandising Systems	116,233	100,563	229,737	197,927
Fluid Handling	301,100	281,206	589,600	544,157
Controls	37,284	31,244	72,924	63,006

Total	$693,482	$660,897	$1,372,350	$1,289,115

Operating Profit (Loss)
Aerospace & Electronics	$18,487	$24,365	$34,482	$45,391
Engineered Materials	8,100	17,933	19,754	33,971
Merchandising Systems	17,339	11,912	31,477	21,543
Fluid Handling	46,556	33,396	91,318	64,537
Controls	3,547	2,855	4,847	5,202
Corporate*	(7,758)	(18,664)	(20,258)	(30,448)

Total	86,271	71,797	161,620	140,196

Interest income	2,883	989	5,167	2,302
Interest expense	(6,678)	(6,901)	(13,183)	(13,769)
Miscellaneous—net	1,631	931	1,961	2,744

Income before income taxes	$84,107	$66,816	$155,565	$131,473

*	Second quarter 2008 operating results include $4.4 million of reimbursements related to environmental remediation activities. Second quarter 2007 operating results include a $7.6 million provision for a legal settlement.

	As of
	June 30,	December 31,
(in thousands)	2008	2007
Assets
Aerospace & Electronics	$472,795	$466,673
Engineered Materials	307,486	305,384
Merchandising Systems	362,807	348,914
Fluid Handling	929,417	868,873
Controls	84,202	84,390
Corporate	781,022	803,058

Total	$2,937,729	$2,877,292

4.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2008	2007	2008	2007
Net income	$59,009	$45,736	$107,387	$89,381

Average basic shares outstanding	59,707	59,767	59,911	60,039
Effect of dilutive stock options	874	1,115	901	1,057

Average diluted shares outstanding	60,581	60,882	60,812	61,096

Basic net income per share	$0.99	$0.77	$1.79	$1.49

Diluted net income per share	$0.97	$0.75	$1.77	$1.46

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and six-month periods ended June 30, 2008 and 2007 because they would not have had a dilutive effect (1.0 million and 0.7 million average options for the second quarter of 2008 and 2007, respectively, and 1.1 million and 1.0 million average options for the first half of 2008 and 2007, respectively).

5.	Comprehensive Income

Total comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net income	$59,009	$45,736	$107,387	$89,381
Foreign currency translation adjustments	795	15,312	21,480	20,775

Comprehensive income	$59,804	$61,048	$128,867	$110,156

6.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Balance at beginning of period	$766,550	$704,736
Additions	227	46,406
Divestitures	—	(634)
Translation	2,865	16,042

Balance at end of period	$769,642	$766,550

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Balance at beginning of period, net	$128,150	$122,744
Additions	—	19,409
Translation	748	3,886
Amortization expense	(8,455)	(17,889)

Balance at end of period, net	$120,443	$128,150

A summary of intangible assets follows:

	June 30, 2008		December 31, 2007
(in thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$93,504	$46,212	$92,286	$43,720
Customer relationships and backlog	85,204	26,975	85,204	17,448
Drawings	10,825	9,914	10,825	9,681
Other	22,504	8,493	23,784	13,100

Total	$212,037	$91,594	$212,099	$83,949

Amortization expense for these intangible assets is currently estimated to be approximately $8.6 million for the remaining two quarters in 2008, $13.1 million in 2009, $11.9 million in 2010, $9.9 million in 2011, $8.3 million in 2012 and $49.7 million in 2013 and thereafter. Included within intangible assets is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

7.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	June 30, 2008	December 31, 2007
Employee related expenses	$90,913	$94,044
Warranty	29,097	32,218
Other	103,710	104,033

Total	$223,720	$230,295

8.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2008, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2007
	2008	2007	2008	2007
Beginning claims	81,103	85,884	80,999	85,941	85,941
New claims	1,608	902	2,649	1,997	3,417
Settlements	(303)	(271)	(640)	(800)	(1,441)
Dismissals	(429)	(1,863)	(1,029)	(2,486)	(6,918)

Ending claims *	81,979	84,652	81,979	84,652	80,999

*	Does not include 36,374 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 81,979 pending claims as of June 30, 2008, approximately 25,000 claims were pending in New York, approximately 24,000 claims were pending in Mississippi, approximately 9,400 claims were pending in Texas and approximately 3,700 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

Substantially all of the claims the Company resolves are concluded through settlements. The Company tried the Joseph Norris asbestos claim (the “Norris Claim”) to verdict in California, however, and received an adverse jury verdict on September 15, 2006. On October 10, 2006, the court entered judgment on this verdict against the Company in the amount of $2.15 million, together with interest thereon at the rate of 10% per annum until paid. The Company appealed the judgment, and on June 25, 2008, the Supreme Court of California declined to review an appellate court ruling adverse to the Company. The final judgment amount of $2.54 million was paid on July 14, 2008.

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

On May 16, 2008 the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment to be entered against the Company has not yet been determined, but it is not expected to exceed the $725,000 judgment requested by plaintiffs, plus interest and costs. Such judgment amounts are not included in the Company’s incurred costs until available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by the Company in the six-month periods ended June 30, 2008 and 2007 totaled $43.4 million and $41.3 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the six-month periods ended June 30, 2008 and 2007 totaled a $16.6 million net payment and $15.2 million net receipt (reflecting the January 2007 receipt of $31.5 million in previously escrowed funds from Equitas), respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2007	Cumulative to Date Through June 30, 2008
(in millions)	2008	2007	2008	2007
Settlement costs incurred (1)	$13.5	$8.1	$25.6	$19.3	$41.6	$149.7
Defense costs incurred (1)	7.4	12.1	17.8	22.0	45.9	180.2

Total costs incurred	$20.9	$20.2	$43.4	$41.3	$87.5	$329.9

Pre-tax cash payments/(receipts)(2)	$14.6	$6.0	$16.6	$(15.2)	$10.2	$152.6

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007. Cumulative amounts include certain legal fees and expenses related to the terminated MSA in 2005.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Effects on the Condensed Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-

related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during the two full preceding calendar years (and additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company, as well as the related settlement or indemnity costs that would be incurred to resolve those claims. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two to three years and covering claims expected to be filed through the indicated period. Although the methodology used by HR&A will also show claims and costs for subsequent periods (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year, the jurisdictions where such claims are filed and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to provide $25 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.

Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which although constituting only 5% of the Company’s total pending asbestos claims, have accounted for approximately 89% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017, of which approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $988 million as of June 30, 2008. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved.

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

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate for the aggregate liability recorded as of September 30, 2007 to be 33%. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $318 million as of June 30, 2008.

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

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site and certain financial assurances. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. During the fourth quarter 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company’s estimated liability for the costs of such activities through 2014 was $41.5 million as of December 31, 2007. The liability was $39.3 million as of June 30, 2008, which is included in accrued liabilities and other liabilities in the Company’s consolidated balance sheet.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site. The Company has recorded a receivable of $7.3 million as of June 30, 2008 representing the amount of expected reimbursements during the forecast period.

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

9.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(in thousands)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$4,241	$4,169	$39	$37	$8,481	$8,397	77	$77
Interest cost	8,512	8,458	254	239	17,024	16,855	507	507
Expected return on plan assets	(11,171)	(11,760)	—	—	(22,341)	(22,168)	—	—
Amortization of prior service cost	129	75	(21)	(21)	258	252	(42)	(42)
Amortization of net loss (gain)	151	(3)	(32)	11	302	292	(64)	(65)

Net periodic cost	$1,862	$939	$240	$266	$3,724	$3,628	$478	$477

During the first six months of 2008, the Company contributed $5.3 million to its defined benefit plans and $0.5 million to its other postretirement benefit plans. The Company expects, based on current actuarial calculations, to contribute cash of approximately $11.1 million to its domestic and foreign defined benefit plans and $2.4 million to its other postretirement benefit plans in 2008. The Company contributed cash of $5.2 million to its defined benefit plans and $2.0 million to its other postretirement benefit plans in 2007. However, cash contributions for the remainder of 2008 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

10.	Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2008 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rates of 29.8% and 31.0% for the three and six months ended June 30, 2008, respectively, are lower than the Company’s effective tax rates of 31.5% and 32.0% for the three and six months ended June 30, 2007, respectively, primarily as a result of lower enacted statutory tax rates in 2008 in certain non-U.S. taxing jurisdictions and lower state taxes in 2008. These items were partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2007.

The Company’s effective tax rate for the three and six months ended June 30, 2008 is lower than the statutory U.S. federal tax rate primarily as a result of earnings in non-U.S. jurisdictions taxed at rates lower than the U.S. statutory rate and the U.S. federal tax benefit on domestic manufacturing activities. These items were partially offset by state taxes, net of the U.S. federal tax benefit and current U.S. taxation of certain foreign sourced income taxed at rates lower than the U.S. statutory tax rate.

The changes in the Company’s gross unrecognized tax benefits during the three and six months ended June 30, 2008 are summarized below:

(in thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Increase/(decrease) as a result of:
Tax positions taken during a prior period	$405	$415
Tax positions taken during the current period	$8	$295
Settlements with taxing authorities	—	—
Lapses in the statute of limitations	—	—

During the three and six months ended June 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.5 million and $0.8 million, respectively.

The Company recognizes interest related to uncertain tax positions in tax expense. During the three and six months ended June 30, 2008, the total amount of interest expense related to unrecognized tax benefits recognized in the consolidated statement of operations was $0.1 million and $0.2 million, respectively. At June 30, 2008 and December 31, 2007, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was $0.6 million and $0.5 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years. The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and non-U.S. taxing authorities. In May 2007, the IRS completed its examination of the Company’s 2005 federal income tax return. Therefore, only the Company’s 2006 federal tax return, which was filed in September 2007, has not yet been examined by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of June 30, 2008, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months as a result of the closure of the aforementioned audits.

11.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of June 30, 2008 and December 31, 2007:

(in thousands)	June 30, 2008	December 31, 2007
Long-term debt consists of:
5.50% notes due 2013	$199,247	$199,175
6.55% notes due 2036	199,043	199,026
Other	100	100

Total Long-term debt	$398,390	$398,301

Short-term debt consists of:
Money Market Credit Line	$2,700	$—
Other borrowings	948	548

Total Short-term debt	$3,648	$548

12.	Supplemental Cash Flows Information

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

Level 1: Quoted prices in active markets for identical or similar assets and liabilities

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has forward contracts outstanding with related receivables of $1.0 million and payables of $0.4 million as of June 30, 2008 which are reported at fair value using Level 2 inputs

The carrying value of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The Company adopted Statement of Financial Accounting Standards No. 159, “Fair Value Option of Financial Assets and Financial Liabilities” (“SFAS 159”) effective January 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of the adoption date.

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

The following table summarizes the accrual balances related to the Foundry Restructuring:

(in thousands)	December 31, 2007	Expense	Payments	June 30, 2008
Severance	$6,855	$129	$(1,773)	$5,211
Other	1,966	390	(379)	1,977

Total	$8,821	$519	$(2,152)	$7,188

Part I—Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results from Operations

Second quarter of 2008 compared with second quarter of 2007

	Second Quarter		Change
(dollars in millions)	2008	2007
Net sales	$693.5	$660.9	$32.6	4.9%

Operating profit	86.3	71.8	14.5	20.2%

Operating margin	12.4%	10.9%

Other income (expense):
Interest income	2.9	1.0	1.9	190.0%
Interest expense	(6.7)	(6.9)	0.2	2.9
Miscellaneous—net	1.6	0.9	0.7	77.8

	(2.2)	(5.0)	2.8	56.0%

Income before income taxes	84.1	66.8	17.3	25.9%

Provision for income taxes	25.1	21.1	4.0	19.0%

Net income	$59.0	$45.7	$13.3	29.1%

Second quarter 2008 sales increased $32.6 million, or 4.9%, over the second quarter of 2007. Core business sales for the second quarter contributed approximately 0.8% growth, or $5.6 million. Acquired businesses (the Composite Panel business of Owens Corning and Mobile Rugged business of Kontron America, Inc.), net of $5.3 million of lost sales resulting from divestitures, contributed 1.1% growth, or $7.0 million. The impact of currency translation on sales increased reported sales by approximately 3.0%, or $20.0 million, as the U.S. dollar was weaker against other major currencies in the second quarter of 2008 compared to the second quarter of 2007. Net sales related to operations outside the U.S. were 40.9% and 37.2% of total net sales for the three month periods ended June 30, 2008 and 2007, respectively.

Operating profit margins were 12.4% in the second quarter 2008 compared to 10.9% in the comparable period of 2007. The increase over the prior year period was largely attributable to improved performance in our Fluid Handling and Merchandising Systems businesses, partially offset by weaker performance in our Engineered Materials and Aerospace & Electronics segments. In addition, the second quarter 2008 operating profit included $4.4 million ($2.9 million after tax, or $0.05 per share) of reimbursements related to our environmental remediation activities. The second quarter 2007 operating profit included a $7.6 million pretax charge ($5.4 million after tax, or $0.09 per share) for a settlement with the U.S. Government.

Interest income increased $1.9 million over the second quarter of 2007, reflecting higher average cash balances.

Our effective tax rate of 29.8% for the three months ended June 30, 2008 is lower than our effective tax rate of 31.5% for the three months ended June 30, 2007 primarily as a result of lower enacted statutory tax rates in 2008 in certain non-U.S. taxing jurisdictions and lower state taxes in 2008. These items were partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2007.

Segment Results

All comparisons below refer to the second quarter 2008 versus the second quarter 2007, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(in millions)	2008	2007
Sales	$165.9	$160.2	$5.7	3.6%
Operating Profit	$18.5	$24.4	$(5.9)	(24.2)%
Profit Margin	11.1%	15.2%

The second quarter 2008 sales increase of $5.7 million reflected a sales increase of $12.0 million in the Aerospace Group and a decrease of $6.3 million in the Electronics Group. The segment’s operating profit decreased $5.9 million, or 24.2%, in the second quarter of 2008 when compared to the same period in the prior year. The decline in operating profit was driven by substantially higher engineering expense in the Aerospace Group, which was $25.8 million in the second quarter of 2008, compared to $16.2 million in the second quarter of 2007. This increase in engineering expense is related to the development of new products, primarily for the Boeing 787 and Airbus A400M programs. This increase in spending was partially offset by a $5.6 million negotiated cost recovery, finalized during the second quarter of 2008, related to prior engineering spending. We expect continued high levels of engineering expense through 2008 resulting, in part, from the delay in the delivery of the Boeing 787 aircraft and corresponding software and hardware testing and modifications, as well as design changes related to the interface of subsystems with other suppliers. Tighter expense controls and potential engineering cost recoveries are expected to partially offset the unfavorable impact of the continued development expenses on this program.

Aerospace Group sales of $108.3 million increased $12.0 million, or 12.7%, from $96.2 million in the prior year period. This increase is attributable to continued strong demand in the aerospace industry. Operating profit declined by $3.5 million in the second quarter of 2008, compared to the second quarter of 2007 which was due to the aforementioned $9.6 million increase in engineering expenses, partially offset by the $5.6 million negotiated cost recovery.

Electronics Group sales of $57.8 million decreased $6.3 million, or 9.8%, due primarily to lower sales in our Custom Power and Microwave Solutions businesses. Operating profit declined by $2.3 million in the second quarter of 2008, compared to the second quarter of 2007 which was driven primarily by the volume decline in the Custom Power and Microwave Solutions businesses.

Engineered Materials

	Second Quarter		Change
(in millions)	2008	2007
Sales	$72.9	$87.7	$(14.8)	(16.9)%
Operating Profit	$8.1	$17.9	$(9.8)	(54.7)%
Profit Margin	11.1%	20.4%

Second quarter 2008 sales decreased $14.8 million, or 16.9%, reflecting substantially lower volumes when compared to the same prior year period. Core business sales were down $21.5 million, or 24.5%, partially offset by $6.7 million, or 7.6% of sales related to the September 2007 acquisition of the composite panel business of Owens Corning. The substantial decline in core business sales was driven by a 25.2% decline in sales to our traditional recreational vehicle customers, in line with the continued softness in the recreational vehicle industry. This compares to a 15.6% decline that we experienced in the first quarter of 2008, over the same period in the prior year. In addition, we experienced a 27.6% decline in our sales to transportation-related customers, consistent with reduced trailer build rates and, further, a 6.0% decline to our building products customers. Correspondingly, operating profit in 2008 decreased 54.7%, due to the substantially lower core business sales. Higher raw material costs incurred during the second quarter 2008 when compared to the same period in the prior year were offset by targeted price increases.

Merchandising Systems

	Second Quarter		Change
(in millions)	2008	2007
Sales	$116.2	$100.6	$15.7	15.7%
Operating Profit	$17.3	$11.9	$5.4	45.5%
Profit Margin	14.9%	11.8%

Second quarter 2008 sales increased $15.7 million, or 15.7%, including $11.4 million (11.4%) of core sales, representing growth in both the Vending and Payment Solutions product lines, and favorable foreign currency translation of $4.3 million (4.3%). The Vending Solutions sales increase was led by the successful introduction of the BevMax III glass front vender in addition to strong global demand for coin and bill validation and our coin dispensing products in Payment Solutions. Operating profit for the segment improved by $5.4 million over the second quarter of 2007, or 45.5%, due primarily to the successful leverage gained from the comparable quarter sales increase as well as throughput efficiencies realized within the Vending Solutions group.

Fluid Handling

	Second Quarter		Change
(in millions)	2008	2007
Sales	$301.1	$281.2	$19.9	7.1%
Operating Profit	$46.6	$33.4	$13.2	39.5%
Profit Margin	15.5%	11.9%

Second quarter 2008 sales increased $19.9 million, or 7.1%, including $10.7 million (3.8%) of core sales and favorable foreign currency translation of $14.4 million (5.1%), offset by a decrease in sales from divested businesses of $5.2 million (1.9%). Segment operating profit increased $13.2 million, or 39.5%, over the second quarter 2007. The operating profit increase was broad-based across all major business units in the segment, reflecting continued strong global demand in the chemical, pharmaceutical and energy industries and pricing discipline.

Controls

	Second Quarter		Change
(in millions)	2008	2007
Sales	$37.3	$31.2	$6.0	19.2%
Operating Profit	$3.5	$2.9	$0.7	24.1%
Profit Margin	9.5%	9.1%

Second quarter 2008 sales increased $6.0 million, or 19.2%, which was driven largely by $5.6 million of sales resulting from the August 2007 acquisition of the Mobile Rugged business of Kontron America, Inc. Operating profit increased 24.1%, primarily resulting from the incremental operating impact of the acquisition during the quarter, as well as targeted pricing actions and production efficiencies.

Results from Operations

Year-to-date period ended June 30, 2008 compared to year-to-date period ended June 30, 2007

	Year-to-Date		Change
(dollars in millions)	2008	2007
Net sales	$1,372.4	$1,289.1	$83.2	6.5%

Operating profit	161.6	140.2	21.4	15.3%

Operating margin	11.8%	10.9%

Other income (expense):
Interest income	5.2	2.3	2.9	124.5%
Interest expense	(13.2)	(13.8)	0.6	4.3
Miscellaneous—net	2.0	2.7	(0.8)	(28.5)

	(6.0)	(8.8)	2.7	30.2%

Income before income taxes	155.6	131.5	24.1	18.3%

Provision for income taxes	48.2	42.1	6.1	14.5%

Net income	$107.5	$89.3	$18.0	20.2%

Year to date 2008 sales increased $83.2 million, or 6.5%, over the same period in 2007. Core business year to date 2008 sales contributed approximately 1.8% growth, or $22.6 million. Acquired businesses (the Composite Panel business of Owens Corning and Mobile Rugged business of Kontron America, Inc.), net of $8.6 million of lost sales resulting from divestitures, contributed 1.3% growth, or $17.3 million. The impact of currency translation on sales increased reported sales by approximately 3.4%, or $43.4 million, as the U.S. dollar was weaker against other major currencies in the first six months of 2008 compared to the same period in 2007. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2008 and 2007 were 40.1% and 36.8% of total net sales, respectively.

Operating profit margins were 11.8% in the first six months of 2008 compared to 10.9% in the comparable period of 2007. The increase over the prior year period was largely attributable to improved performance in our Fluid Handling and Merchandising Systems businesses, partially offset by weaker performance in our Engineered Materials and Aerospace & Electronics segments. In addition, operating profit for the first six months of 2008 included $4.4 million ($2.9 million after tax, or $0.05 per share) of reimbursements related to our environmental remediation activities. The operating profit for the first six months of 2007 included a $7.6 million pretax charge ($5.4 million after tax, or $0.09 per share) for a settlement with the U.S. Government.

Interest income for the first six months of 2008 increased $2.9 million over the same period in 2007, reflecting higher average cash balances.

Our effective tax rate of 31.0% for the six months ended June 30, 2008 is lower than our effective tax rate of 32.0% for the six months ended June 30, 2007 primarily as a result of lower enacted statutory tax rates in 2008 in certain non-U.S. taxing jurisdictions and lower state taxes in 2008. These items were partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2007.

Order backlog at June 30, 2008 totaled $805.1 million, 4.7% higher than the backlog of $768.7 million at March 31, 2008, 11.9% higher than $719.6 million at December 31, 2007 and 8.9% higher than the backlog of $739.4 million at June 30, 2007.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2008 versus the year-to-date period ended June 30, 2007 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(in millions)	2008	2007
Sales	$324.4	$308.6	$15.8	5.1%
Operating Profit	$34.5	$45.4	$(10.9)	(24.0)%
Profit Margin	10.6%	14.7%

The year to date 2008 sales increase of $15.8 million reflected a sales increase of $23.1 million in the Aerospace Group and a decrease of $7.3 million in the Electronics Group. The segment’s operating profit decreased $10.9 million, or 24.0%, in the first six months of 2008 when compared to the period in the prior year. The decline in operating profit was driven by substantially higher engineering expense in the Aerospace Group, which was $50.1 million in the first six months of 2008, compared to $30.5 million in the first six months of 2007. This increase in engineering expense is related to the development of new products, primarily for the Boeing 787 and Airbus A400M programs. We expect continued high levels of engineering expense through 2008 resulting, in part, from the delay in the delivery of the Boeing 787 aircraft and corresponding software and hardware testing and modifications, as well as design changes related to the interface of subsystems with other suppliers. Tighter expense controls and potential engineering cost recoveries are expected to partially offset the unfavorable impact of the continued development expenses on this program.

Aerospace Group sales of $209.4 million increased $23.1 million, or 12.4%, from $186.3 million in the prior year period. This increase is attributable to continued strong demand in the aerospace industry. Operating profit declined by $8.4 million in the first six months of 2008, compared to the first six months of 2007 which was due to the aforementioned $19.6 million increase in engineering expenses, partially offset by higher original equipment manufacturer and aftermarket sales volume.

Electronics Group sales of $114.9 million decreased $7.3 million, or 6.0%, due primarily to lower sales in our Custom Power and Microwave Solutions businesses. Operating profit declined by $2.5 million in the first six months of 2008, compared to the first six months of 2007 which was due to a decline in volume in the Custom Power and Microwave Solutions businesses.

The Aerospace & Electronics segment backlog was $417.9 million at June 30, 2008, compared with $393.7 million at June 30, 2007 and $392.8 million at December 31, 2007.

Engineered Materials

	Year-to-Date		Change
(in millions)	2008	2007
Sales	$155.7	$175.5	$(19.8)	(11.3)%
Operating Profit	$19.8	$34.0	$(14.2)	(41.9)%
Profit Margin	12.7%	19.4%

Year to date 2008 sales decreased $19.8 million, or 11.3%, reflecting substantially lower volumes when compared to the prior year period. Core business sales were down $35.2 million, or 20.1%, related to lower volumes to our traditional recreational vehicle and transportation and building products customers, partially offset by $15.4 million, or 8.8% of sales related to the September 2007 acquisition of the composite panel business of Owens Corning. Operating profit in 2008 decreased 41.9%, resulting from the substantially lower core business sales. Higher raw material costs during the first six months when compared to the same period last year were partially offset by targeted price increases.

The Engineered Materials segment backlog was $11.9 million at June 30, 2008, compared with $18.5 million at June 30, 2007 and $14.8 million at December 31, 2007.

Merchandising Systems

	Year-to-Date		Change
(in millions)	2008	2007
Sales	$229.7	$197.9	$31.9	16.1%
Operating Profit	$31.5	$21.5	$9.9	46.1%
Profit Margin	13.7%	10.9%

Year to date 2008 sales increased $31.9 million, or 16.1%, representing growth in both the Vending and Payment Solutions product lines, of which $9.5 million, or 4.8% was a result of favorable foreign currency translation. The Vending Solutions sales increase was led by the successful introduction of the BevMax III glass front vender in addition to strong global demand for coin and bill validation and our coin dispensing products in Payment Solutions. Operating profit for the segment for the first six months improved by $9.9 million, or 46.1% over the same period in 2007, due primarily to the successful leverage gained from the comparable year to date sales increase, as well as throughput efficiencies realized within the Vending Solutions group.

The Merchandising Systems segment backlog was $35.7 million at June 30, 2008, compared with $32.3 million at June 30, 2007 and $34.1 million at December 31, 2007.

Fluid Handling

	Year-to-Date		Change
(in millions)	2008	2007
Sales	$589.6	$544.2	$45.4	8.4%
Operating Profit	$91.3	$64.5	$26.8	41.5%
Profit Margin	15.5%	11.9%

Year to date 2008 sales increased $45.4 million, or 8.4%, including $22.4 million (4.2%) of core sales and favorable foreign currency translation of $31.6 million (5.8%), offset by a decrease in sales from divested businesses of $8.6 million (1.6%). Segment operating profit increased $26.8 million, or 41.5%, over the same 2007 period. The operating profit increase was broad-based across all major business units in the segment, reflecting continued strong global demand in the chemical, pharmaceutical and energy industries, coupled with throughput efficiencies and pricing discipline.

The Fluid Handling segment backlog was $297.9 million at June 30, 2008, compared with $259.1 million at June 30, 2007 and $242.6 million at December 31, 2007.

Controls

	Year-to-Date		Change
(in millions)	2008	2007
Sales	$72.9	$63.0	$9.9	15.7%
Operating Profit	$4.8	$5.2	$(0.4)	(6.8%)
Profit Margin	6.5%	8.3%

Year to date 2008 sales increased $9.9 million, or 15.7%, including $10.6 million of sales representing the August 2007 acquisition of the Mobile Rugged business of Kontron America, Inc. Operating profit decreased $0.4 million, or 6.8%.

The Controls segment backlog was $41.6 million at June 30, 2008, compared with $35.7 million at June 30, 2007 and $35.3 million at December 31, 2007.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $89.5 million for the first six months of 2008, an increase of $18.7 million, or 26.5%, as compared to the first half of 2007. This increase was due to earnings growth and lower tax payments during the first six months of 2008 compared to the same period in 2007; in addition, in the first six months of 2007, we used $11.0 million of proceeds from the sale of its corporate aircraft as the initial payment on an operating lease for a used, but newer aircraft replacement. These favorable changes were partially offset by $16.6 million of net asbestos payments in the first six months of 2008, compared to $15.2 million of net asbestos receipts in the same period last year (the prior year amount reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited and $10.0 million from Employers Reinsurance Company).

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions (there were no acquisitions during the first six months of 2008 or 2007) and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $18.0 million in the first six months of 2008, compared to $10.5 million used in the comparable period of 2007. Our investing activities in the first six months of 2007 included the sale of our corporate aircraft, which generated $11.0 million of proceeds. Capital expenditures of $20.4 million for the first six months of 2008 decreased approximately $1.4 million from the first six months of 2007. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems.

Financing Activities

Financing cash flows consist primarily of proceeds from the issuance of debt and common stock, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Cash used in financing activities was $48.5 million during the first six months of 2008, compared to $67.5 million used during the first quarter of 2007. The decrease in cash used in financing activities was primarily due to an increase in short term debt during the first six months of 2008 and a decrease in common shares acquired on the open market.

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

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2008, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	—	—	—	—
May 1-31	—	—	—	—
June 1-30	—	—	—	—
Total	—	—	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the second quarter of 2008. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

Part II—Other Information

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

CRANE CO.
REGISTRANT

Date
August 4, 2008	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)