Form 10-Q
period 2008-09-30
CRANE CO /DE/
filed 2008-11-06
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2008

Common stock, $1.00 Par Value – 59,826,434 shares

Part I—Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$642,678	$664,093	$2,015,028	$1,953,208

Operating costs and expenses:
Cost of sales	434,382	445,603	1,342,560	1,321,560
Asbestos provision, net	—	390,150	—	390,150
Selling, general and administrative	153,678	140,957	456,230	413,919

Operating profit (loss)	54,618	(312,617)	216,238	(172,421)

Other income (expense)
Interest income	3,212	1,535	8,379	3,837
Interest expense	(6,053)	(6,845)	(19,236)	(20,614)
Miscellaneous - net	(83)	849	1,878	3,593

	(2,924)	(4,461)	(8,979)	(13,184)

Income (loss) before income taxes	51,694	(317,078)	207,259	(185,605)
Provision (benefit) for income taxes	15,612	(120,128)	63,790	(78,036)

Net income (loss)	$36,082	$(196,950)	$143,469	$(107,569)

Basic net income (loss) per share:	$0.60	$(3.29)	$2.40	$(1.79)

Diluted net income (loss) per share:	$0.60	$(3.29)	$2.36	$(1.79)

Average basic shares outstanding	59,811	59,884	59,884	60,008
Average diluted shares outstanding	60,485	59,884	60,694	60,008
Dividends per share	$0.20	$0.18	$0.56	$0.48

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited) September 30, 2008	December 31, 2007
Assets

Current assets:

Cash and cash equivalents	$278,431	$283,370

Accounts receivable, net	359,418	345,176

Current insurance receivable - asbestos	33,600	33,600

Inventories, net:
Finished goods	109,752	109,337
Finished parts and subassemblies	52,700	39,108
Work in process	58,169	51,923
Raw materials	147,909	127,351

Inventories, net	368,530	327,719

Other current assets	64,289	47,757

Total current assets	1,104,268	1,037,622

Property, plant and equipment:
Cost	768,453	749,968
Less: accumulated depreciation	474,847	460,285

Property, plant and equipment, net	293,606	289,683

Long-term insurance receivable - asbestos	276,449	306,557

Long-term deferred tax assets	187,189	220,370

Other assets	118,589	128,360

Intangible assets, net	114,968	128,150

Goodwill	770,052	766,550

Total assets	$2,865,121	$2,877,292

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	(Unaudited) September 30, 2008	December 31, 2007
Liabilities and shareholders’ equity

Current liabilities:
Notes payable and current maturities of long-term debt	$1,022	$548
Accounts payable	195,787	177,978
Current asbestos liability	84,000	84,000
Accrued liabilities	234,828	230,295
U.S. and foreign taxes on income	2,073	731

Total current liabilities	517,710	493,552

Long-term debt	398,434	398,301
Accrued pension and postretirement benefits	47,860	52,233
Long-term deferred tax liability	32,014	31,880
Long-term asbestos liability	877,754	942,776
Other liabilities	55,690	65,353

Total liabilities	1,929,462	1,984,095

Minority interest	7,811	8,394

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	154,188	148,513
Retained earnings	951,636	845,864
Accumulated other comprehensive income	107,088	154,077
Treasury stock	(357,490)	(336,077)

Total shareholders’ equity	927,848	884,803

Total liabilities and shareholders’ equity	$2,865,121	$2,877,292

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(12,595,563)	(12,264,788)

Common stock outstanding	59,830,576	60,161,351

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net income (loss)	$143,469	$(107,569)
Income from joint venture	—	(3,798)
Asbestos provision, net	—	390,150
(Gain) loss on divestiture	(932)	975
Depreciation and amortization	43,965	44,740
Stock-based compensation expense	10,447	11,173
Deferred income taxes	22,639	(140,243)
Cash used for working capital	(35,435)	(39,532)
(Payments) receipts for asbestos-related fees and costs, net of insurance recoveries	(34,915)	7,311
Other	(18,774)	(16,889)

Total provided by operating activities	130,464	146,318

Investing activities:
Capital expenditures	(33,658)	(33,412)
Proceeds from disposition of capital assets	728	11,610
Proceeds from divestitures	2,106	2,005
Payment for acquisitions, net of cash acquired	(28,009)	(65,166)

Total used for investing activities	(58,833)	(84,963)

Financing activities:
Equity:
Dividends paid	(33,521)	(28,828)
Reacquisition of shares on the open market	(40,000)	(50,001)
Stock options exercised - net of shares reacquired	8,704	10,102
Excess tax benefit from stock-based compensation	1,388	4,081
Debt:
Repayments of long-term debt	—	(300)
Net increase in short-term debt	411	15,492

Total used for financing activities	(63,018)	(49,454)

Effect of exchange rates on cash and cash equivalents	(13,552)	11,740

(Decrease) increase in cash and cash equivalents	(4,939)	23,641
Cash and cash equivalents at beginning of period	283,370	138,607

Cash and cash equivalents at end of period	$278,431	$162,248

Detail of cash used for working capital
Accounts receivable	$(17,824)	$(41,253)
Inventories	(44,469)	(13,020)
Other current assets	(3,442)	(110)
Accounts payable	18,271	22,724
Accrued liabilities	9,504	9,682
U.S. and foreign taxes on income	2,525	(17,555)

Total	$(35,435)	$(39,532)

Supplemental disclosure of cash flow information:
Interest paid	$18,878	$20,049
Income taxes paid	36,792	56,576

Part I—Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions SFAS No. 157-1 and SFAS No. 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis (see Note 14, “Fair Value Measurements”). The Company is currently evaluating the provisions of SFAS No. 157-1 and SFAS No. 157-2 to determine the potential impact, if any, these staff positions will have on the Company’s financial statements when they are applicable beginning in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The effects of the adoption of this standard in 2009 will be prospective.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of this statement on our consolidated financial statements.

3.	Segment Results

Financial information by reportable segment is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net Sales
Aerospace & Electronics	$159,716	$158,999	$484,095	$467,563
Engineered Materials	58,174	80,719	213,884	256,180
Merchandising Systems	93,611	98,462	323,348	296,389
Fluid Handling	293,621	290,826	883,221	834,983
Controls	37,556	35,087	110,480	98,093

Total	$642,678	$664,093	$2,015,028	$1,953,208

Operating Profit (Loss)
Aerospace & Electronics	$10,896	$23,090	$45,378	$68,481
Engineered Materials	4,410	15,742	24,164	49,713
Merchandising Systems	10,884	9,755	42,361	31,298
Fluid Handling	34,915	37,477	126,233	102,014
Controls	3,277	3,129	8,124	8,331
Corporate, excluding asbestos provision (a)	(9,764)	(11,660)	(30,022)	(42,108)
Asbestos provision, net (b)	—	(390,150)	—	(390,150)

Total	54,618	(312,617)	216,238	(172,421)
Interest income	3,212	1,535	8,379	3,837
Interest expense	(6,053)	(6,845)	(19,236)	(20,614)
Miscellaneous - net	(83)	849	1,878	3,593

Income (loss) before income taxes	$51,694	$(317,078)	$207,259	$(185,605)

(a)	The first nine months of 2008 includes $4.4 million of reimbursements related to environmental remediation activities. The first nine months of 2007 includes a $7.6 million provision for a legal settlement.
(b)	During the three months ended September 30, 2007, the Company updated and extended its estimate of its asbestos claims liability and recorded an additional provision of approximately $390 million. (Note 9).

	As of
	September 30, 2008	December 31, 2007
Assets
Aerospace & Electronics	$475,174	$466,673
Engineered Materials	300,619	305,384
Merchandising Systems	340,015	348,914
Fluid Handling	906,195	868,873
Controls	87,140	84,390
Corporate	755,978	803,058

Total	$2,865,121	$2,877,292

4.	Net Income (Loss) Per Share

The Company’s basic net income (loss) per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$36,082	$(196,950)	$143,469	$(107,569)

Average basic shares outstanding	59,811	59,884	59,884	60,008
Effect of dilutive stock options	674	—	810	—

Average diluted shares outstanding	60,485	59,884	60,694	60,008

Basic net income (loss) per share	$0.60	$(3.29)	$2.40	$(1.79)

Diluted net income (loss) per share	$0.60	$(3.29)	$2.36	$(1.79)

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and nine-month periods ended September 30, 2008, because they would not have had a dilutive effect (1.4 million average options for the third quarter of 2008, and 1.3 million average options for the first nine months of 2008). Due to the net losses in the three-month and nine-month periods ended September 30, 2007, the effect of stock options is not used in the calculation of average shares outstanding for those periods because the effect would be anti-dilutive.

5.	Comprehensive Income (Loss)

Total comprehensive income (loss) for the three and nine-month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Net income (loss)	$36,082	$(196,950)	$143,469	$(107,569)
Foreign currency translation adjustments	(68,469)	27,810	(46,989)	48,585

Comprehensive (loss) income	$(32,387)	$(169,140)	$96,480	$(58,984)

6.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(In thousands)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Balance at beginning of period	$766,550	$704,736
Additions	17,160	46,406
Divestitures	—	(634)
Translation and other adjustments	(13,658)	16,042

Balance at end of period	$770,052	$766,550

Changes to intangible assets are as follows:

(In thousands)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Balance at beginning of period, net	$128,150	$122,744
Additions	—	19,409
Translation and other adjustments	(913)	3,886
Amortization expense	(12,269)	(17,889)

Balance at end of period, net	$114,968	$128,150

A summary of intangible assets is as follows:

	September 30, 2008		December 31, 2007
(In thousands)	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual property rights	$92,032	$46,889	$92,286	$43,720
Customer relationships and backlog	85,204	28,655	85,204	17,448
Drawings	10,825	10,028	10,825	9,681
Other	20,896	8,417	23,784	13,100

Total	$208,957	$93,989	$212,099	$83,949

Amortization expense for these intangible assets is currently estimated to be approximately $3.3 million for the remaining quarter in 2008, $12.5 million in 2009, $11.3 million in 2010, $10.0 million in 2011, $8.1 million in 2012 and $50.8 million in 2013 and thereafter. Included within intangible assets is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

7.	Acquisitions

In September 2008, the Company acquired Delta Fluid Products Limited (“Delta”), a leading designer and manufacturer of regulators and fire-safe valves for the gas industry, and safety valves and air vent valves for the building services market, for approximately $28 million in cash. Delta had sales of approximately $37 million in 2007 and employed approximately 220 people in its manufacturing operation in St. Helens, England. This acquisition is being integrated into the Company’s Fluid Handling segment. In connection with this acquisition, the Company recorded goodwill of approximately $17 million based on its preliminary allocation of purchase price to the fair value of net assets acquired. The final purchase price allocation is expected to be completed in the first quarter of 2009. The pro-forma impact of this acquisition is not material.

8.	Accrued Liabilities

Accrued liabilities consists of:

(In thousands)	September 30, 2008	December 31, 2007
Employee related expenses	$101,725	$94,044
Warranty	27,190	32,218
Other	105,913	104,033

Total	$234,828	$230,295

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of September 30, 2008, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2007
	2008	2007	2008	2007
Beginning claims	81,979	84,652	80,999	85,941	85,941
New claims	936	694	3,585	2,691	3,417
Settlements *	(323)	(109)	(963)	(909)	(1,441)
Dismissals	(6,411)	(3,986)	(7,440)	(6,472)	(6,918)

Ending claims **	76,181	81,251	76,181	81,251	80,999

*	Includes Norris judgment payment.
**	Does not include 36,375 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 76,181 pending claims as of September 30, 2008, approximately 25,000 claims were pending in New York, approximately 18,500 claims were pending in Mississippi, approximately 9,400 claims were pending in Texas and approximately 3,800 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was approximately $679,000 plus interest and costs. Such judgment amounts are not included in the Company’s incurred costs until available appeals are exhausted and the final payment amount is determined. The Company is pursuing post-trial motions and an appeal, as necessary.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the nine-month periods ended September 30, 2008 and 2007 totaled $71.1 million and $64.7 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax cash receipts/payments for settlement and defense costs, including payments from insurers, in the nine-month periods ended September 30, 2008 and 2007 totaled a $34.9 million net payment and $7.3 million net receipt (reflecting the January 2007 receipt of $31.5 million in previously escrowed funds from Equitas), respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2007	Cumulative to Date Through September 30, 2008
(In millions)	2008	2007	2008	2007
Settlement / indemnity costs incurred (1)	$15.2	$11.2	$33.0	$30.5	$41.6	$157.1
Defense costs incurred (1)	12.5	12.2	38.1	34.2	45.9	200.5

Total costs incurred	$27.7	$23.4	$71.1	$64.7	$87.5	$357.6

Pre-tax cash payments/(receipts)(2)	$18.3	$7.9	$34.9	($7.3)	$10.2	$170.8

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007. Cumulative amounts include certain legal fees and expenses related to the terminated Master Settlement Agreement in 2005.

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

Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which although constituting only 5% of the Company’s total pending asbestos claims, have accounted for approximately 90% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017, of which approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $962 million as of September 30, 2008. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with nine of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with three of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $46.8 million in aggregate. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate for the aggregate liability recorded as of September 30, 2007 to be 33%. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $310 million as of September 30, 2008.

Uncertainties. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on recent experience during the last few years that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial. A legislative solution or a revised structured settlement transaction could also change the estimated liability.

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance payments, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, due to the uncertainties inherent in litigation matters, no assurances can be given regarding the outcome of any litigation, if necessary, to enforce the Company’s rights under its insurance policies.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2008 and December 31, 2007 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site and certain financial assurances. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. During the fourth quarter 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company’s estimated liability for the costs of such activities through 2014 was $41.5 million as of December 31, 2007. The liability was $36.3 million as of September 30, 2008, which is included in accrued liabilities and other liabilities in the Company’s consolidated balance sheet.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site. The Company has a receivable of $8.1 million as of September 30, 2008 representing the amount of expected reimbursements during the forecast period.

The EPA and the DOJ alleged that one of the Company’s subsidiaries (Crane Composites, Inc.) was in violation of certain Clean Air Act regulations and a Clean Air Act operating permit at a manufacturing facility located in Channahon, Illinois. The allegations originated from a neighbor’s complaint in late 2003 about an odor emanating from the facility. The Company cooperated with EPA’s investigation, which also included representatives of the Illinois state environmental agencies, and reached an agreement with the EPA, the state authorities and the DOJ that resolves the dispute regarding emission, as well as their claim for a civil penalty relative to the alleged violations. Pursuant to a consent decree, entered on October 7, 2008 by the United States District Court for the Northern District of Illinois, the Company has agreed to install additional air emission control systems at its Channahon facility, submit to periodic testing and reporting to confirm its compliance with local and national air emission standards, and pay a one-time civil penalty in an amount not to exceed $1,150,000, depending upon the outcome of certain subsequent testing.

Other Proceedings

The Company has been defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The jury found in the Company’s favor on the remaining five claims, rejecting, among others, the plaintiff’s claim for punitive damages. The Court denied the plaintiff’s claim for additional post-trial equitable relief, and entered a final judgment, which included prejudgment interest of approximately $600,000. The judgment has been paid, and the plaintiff has waived its right to an appeal.

The other lawsuit is scheduled for trial in January of 2009. The aggregate damages sought in this lawsuit are approximately $9.5 million in direct costs allegedly incurred by the plaintiffs, as well as other consequential losses allegedly suffered. The Company continues to believe that it has valid defenses to the claims raised in this lawsuit.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
(In thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
Service cost	$1,838	$4,199	$38	$39	$10,319	$12,596	$115	$116
Interest cost	9,799	8,428	253	254	26,823	25,283	760	761
Expected return on plan assets	(13,599)	(11,084)	—	—	(35,940)	(33,252)	—	—
Amortization of prior service cost	(26)	126	(21)	(21)	232	378	(63)	(63)
Amortization of net loss (gain)	(251)	146	(32)	(33)	51	438	(96)	(98)

Net periodic cost	$(2,239)	$1,815	$238	$239	$1,485	$5,443	$716	$716

During the first nine months of 2008, the Company contributed $10.6 million to its defined benefit plans and $0.6 million to its other postretirement benefit plans. The Company expects, based on current actuarial calculations, to contribute approximately $11.1 million to its domestic and foreign defined benefit plans and $2.4 million to its other postretirement benefit plans in 2008. The Company contributed $5.2 million to its defined benefit plans and $2.0 million to its other postretirement benefit plans in 2007. However, cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three and nine months ended September 30, 2008 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rates of 30.2% and 30.8% for the three and nine months ended September 30, 2008, respectively, which reflect tax provisions on pre-tax income, are lower than the Company’s effective tax rates of 37.9% and 42.0% for the three and nine months ended September 30, 2007, respectively, which reflect tax benefits on pre-tax loss. The Company’s effective tax rates for the three and nine months ended September 30, 2008 reflect more tax expense when compared to the same periods in 2007 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	the exclusion of the U.S. federal research tax credit through the third quarter of 2008 due to its statutory expiration as of December 31, 2007,

•	the impact of favorable tax legislation enacted in Germany and the United Kingdom during the third quarter of 2007 on the Company’s deferred taxes, and

•	refunds of tax and interest received during the third quarter of 2007.

These items were partially offset by lower taxes resulting from higher 2008 earnings in jurisdictions with tax rates lower than the U.S. and decreased dividends from non-U.S. subsidiaries in 2008.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 is lower than the statutory U.S. federal tax rate primarily as a result of earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate and the U.S. federal tax benefit on domestic manufacturing activities. These items were partially offset by state taxes, net of the U.S. federal tax benefit and current U.S. taxation of certain foreign sourced income taxed at rates lower than the U.S. statutory tax rate.

The changes in the Company’s gross unrecognized tax benefits during the three and nine months ended September 30, 2008 are summarized below:

(In thousands) Increase/(decrease) as a result of:	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Tax positions taken during a prior period	$(60)	$355
Tax positions taken during the current period	$(37)	$258
Settlements with taxing authorities	—	—
Lapses in the statute of limitations	—	—

During the three and nine months ended September 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by less than $0.1 million and increased by approximately $0.7 million, respectively.

The Company recognizes interest related to uncertain tax positions in tax expense. During the three and nine months ended September 30, 2008, the total amount of interest expense related to unrecognized tax benefits recognized in the consolidated statement of operations was approximately $0.1 million and $0.2 million, respectively. At September 30, 2008 and December 31, 2007, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was approximately $0.7 million and $0.5 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and non-U.S. taxing authorities. In May 2007, the IRS completed its examination of the Company’s 2005 federal income tax return. As of September 30, 2008, the Company’s federal tax returns for the years ended December 31, 2006 and December 31, 2007 have not yet been examined by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities. As of September 30, 2008, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.4 million during the next twelve months as a result of the closure of the aforementioned audits.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of September 30, 2008 and December 31, 2007:

(In thousands)	September 30, 2008	December 31, 2007
Long-term debt consists of:
5.50% notes due 2013	$199,051	$199,175
6.55% notes due 2036	199,283	199,026
Other	100	100

Total Long-term debt	$398,434	$398,301

Short-term borrowings	$1,022	$548

13.	Supplemental Cash Flows Information

In the first quarter of 2007, the Company sold its Corporate aircraft, generating proceeds of approximately $11 million (classified as cash provided from investing activities), and used these proceeds as the initial payment on an operating lease for a used but newer aircraft replacement (classified as cash used in operating activities).

14.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS No. 157 does not require any new fair value measurements.

Fair value is defined in SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

The Company has forward contracts outstanding with related receivables of $0.03 million and payables of $1.45 million as of September 30, 2008 which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding.

The Company adopted Statement of Financial Accounting Standards No. 159, “Fair Value Option of Financial Assets and Financial Liabilities” effective January 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of the adoption date.

15.	Foundry Restructuring

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

The following table summarizes the accrual balances related to the Foundry Restructuring:

(In thousands)	December 31, 2007	Expense	Payments	September 30, 2008
Severance	$6,855	$2,253	$(4,723)	$4,385
Other	1,966	1,091	(819)	2,238

Total	$8,821	$3,344	$(5,542)	$6,623

Part I —Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, in response to a weakening global economy, we are critically reviewing our cost structure in an effort to better position our operations to accommodate a potential decline in demand for our products and services. Considering the current uncertainty in estimating both the potential costs related to such efforts as well as projected levels of efficiencies that we expect to achieve, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission and are incorporated by reference herein. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially adversely affect our business, financial condition and operating results.

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

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire companies that fit strategically with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture that stresses continuous improvement and a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure.

Outlook

Recent disruptions in the credit markets and concerns about global economic growth for industrial businesses have had a significant adverse impact on financial markets and, to an extent, our operating results through the first nine months of 2008. For example, during the three and nine-month periods ending September 30, 2008, our Engineered Materials business segment has experienced significant declines in operating profit when compared to the same periods last year. This decline reflects substantially lower volumes to our traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV purchases. Similarly, declining vending machine demand resulting from depressed conditions in the North American vending market has put pressure on our operating margins within our Merchandising segment. In response to these unfavorable market conditions, during the past six months, we have taken significant steps to reduce costs in both our Engineered Materials and Vending Solutions businesses, including reducing headcount by 32% and 16%, respectively. In our Fluid Handling segment, while demand from the global chemical, pharmaceutical and energy industries remained firm, sales were adversely impacted during the third quarter by slowing orders from short-cycle North American businesses and delays of several large valve projects into the fourth quarter. Continued weakness in short-cycle North American businesses and/or further delays in large valve projects may put further pressure on operating margins in the Fluid Handling segment.

Our Aerospace & Electronics segment has also experienced a significant decline in operating profit during the three and nine month periods ending September 30, 2008 when compared to the same periods last year. These declines were driven by substantially higher engineering expense in the Aerospace Group related to the development of new products for the Boeing 787 and Airbus A400M programs. Reflecting changes in certain requirements requested by our customers, there exist potential engineering cost recoveries to partially offset the unfavorable impact of continued development expenses (the timing and amounts of which are uncertain). Spending will likely remain at high levels until key test flights are completed in 2009. In addition, while the decline in operating profit for this segment is almost entirely due to the increase in engineering expenses, further deterioration in airline industry market conditions could have an unfavorable impact by, for example, reducing higher margin aftermarket product sales.

Reflecting on our operating results for the third quarter 2008 and our expectation of a potentially more difficult operating environment, we are taking further steps to reduce our cost structure across all business segments. These initiatives could result in a fourth quarter pretax charge of up to $25 million (primarily non-cash) related to reductions in headcount and consolidation of several plants. Although we currently expect the savings from these initiatives to exceed the amount of the potential charge, we will continue to review our estimates as we evaluate our cost structure and finalize our plans during the fourth quarter.

Results from Operations

Third quarter of 2008 compared with third quarter of 2007

	Third Quarter		Change
(In millions)	2008	2007
Net sales	$642.7	$664.1	$(21.4)	(3.2%)
Operating profit (loss)	54.6	(312.6)	367.2	117.5%
Operating margin	8.5%	(47.1)%
Other income (expense):
Interest income	3.2	1.5	1.7	109.3%
Interest expense	(6.1)	(6.8)	0.8	11.6
Miscellaneous - net	(0.1)	0.8	(0.9)	(109%)

	(2.9)	(4.5)	1.5	34.5%
Income (loss) before income taxes	51.7	(317.1)	368.8	116.3%
Provision (benefit) for income taxes	15.6	(120.1)	135.7	113.0%

Net income (loss)	$36.1	$(197.0)	$233.0	118.3%

Third quarter 2008 sales decreased $21.4 million, or 3.2%, over the third quarter of 2007. Core business sales for the third quarter declined approximately 4.2%, or $27.9 million. Acquired businesses (the Composite Panel business of Owens Corning and Mobile Rugged business of Kontron America, Inc.), net of $3.5 million of lost sales resulting from divestitures, contributed 0.6% growth, or $3.8 million. The impact of currency translation on sales increased reported sales by approximately 0.4%, or $2.7 million, as the U.S. dollar was weaker against other major currencies in the third quarter of 2008 compared to the third quarter of 2007. Net sales related to operations outside the United States were 41.9% and 39.0% of total net sales for the three-month periods ended September 30, 2008 and 2007, respectively.

Operating profit was $54.6 million in the third quarter 2008 compared to an operating loss of $312.6 million in the comparable period of 2007. The operating loss in the third quarter 2007 included a $390.2 million provision to update and extend the time horizon of our estimate of asbestos liability from 2011 to 2017 (see Note 9 in the financial statements under Item 1 included in this Report). In addition, the third quarter of 2008 reflected substantially weaker performance in our Engineered Materials and Aerospace & Electronics segments when compared to the same period in 2007.

Interest income increased $1.7 million over the third quarter of 2007, reflecting higher average cash balances.

Our effective tax rate of 30.2% for the three months ended September 30, 2008, which reflects a tax provision on pre-tax income, is lower than our effective tax rate of 37.9% for the three months ended September 30, 2007, which reflects a tax benefit on a pre-tax loss. Our effective tax rate for the three months ended September 30, 2008 reflects more tax expense when compared to the same period in 2007 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	the exclusion of the U.S. federal research tax credit in the third quarter of 2008 due to its statutory expiration as of December 31, 2007,

•	the impact of favorable tax legislation enacted in Germany and the United Kingdom during the third quarter of 2007 on our deferred taxes, and

•	refunds of tax and interest received during the third quarter of 2007.

These items were partially offset by lower taxes resulting from higher 2008 earnings in jurisdictions with tax rates lower than the United States and decreased dividends from non-U.S. subsidiaries in 2008.

Segment Results

All comparisons below refer to the third quarter 2008 versus the third quarter 2007, unless otherwise specified.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2008	2007
Sales	$159.7	$159.0	$0.7	0.5%
Operating Profit	$10.9	$23.1	$(12.2)	(52.8%)
Profit Margin	6.8%	14.5%

The third quarter 2008 sales increase of $0.7 million reflected a sales increase of $3.8 million in the Aerospace Group and a decrease of $3.1 million in the Electronics Group. The segment’s operating profit decreased $12.2 million, or 52.8%, in the third quarter of 2008 when compared to the same period in the prior year. The decline in operating profit was driven by substantially higher engineering expense in the Aerospace Group, which was $32.5 million in the third quarter of 2008 compared to $17.8 million in the third quarter of 2007. The increase in engineering expense is related to our investments in the Boeing 787 and Airbus A400M programs. Aerospace Group sales of $100.9 million increased $3.8 million, or 4.0%, from $97.1 million in the prior year period. This increase is attributable to continued strong demand in the aerospace industry, and is related to original equipment manufacturer (“OEM”) products. Operating profit declined by $12.9 million in the third quarter of 2008, compared to the third quarter of 2007 which was due to the aforementioned $14.7 million increase in engineering expenses and higher OEM sales mix.

Electronics Group sales of $58.8 million decreased $3.1 million, or 5.1%, due primarily to lower sales in the group’s Custom Power business. Operating profit increased by $0.7 million in the third quarter of 2008 when compared to the third quarter of 2007 which was driven by favorable sales mix in the Standard Power business, offset by deleverage associated with the aforementioned volume decline in the Custom Power business.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2008	2007
Sales	$58.2	$80.7	$(22.5)	(27.9%)
Operating Profit	$4.4	$15.7	$(11.3)	(72.0%)
Profit Margin	7.6%	19.5%

Third quarter 2008 sales decreased $22.5 million, or 27.9%, reflecting substantially lower volumes when compared to the same prior year period. Core business sales were down $26.0 million, or 32.3%, partially offset by $3.5 million, or 4.4% of sales related to the September 2007 acquisition of the composite panel business of Owens Corning. The substantial decline in core business sales was driven by a 49.3% decline in sales to our traditional recreational vehicle customers, in line with the continued softness in the recreational vehicle industry. This compares to a 25.2% decline that we experienced in the second quarter of 2008, over the same period in the prior year. In addition, we experienced a 21.9% decline in our sales to transportation-related customers, consistent with reduced trailer build rates and, further, a 7.0% decline to our building products customers. Correspondingly, operating profit in third quarter 2008 decreased 72.0%, due to the substantially lower core business sales. Higher raw material costs incurred during the third quarter 2008 when compared to the same period in the prior year were offset by price increases, productivity gains and lower incentive compensation costs. During the quarter, we further reduced headcount by approximately 8% (which was incremental to the 24% reduction that occurred during the first six months of 2008).

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2008	2007
Sales	$93.6	$98.5	$(4.9)	(4.9%)
Operating Profit	$10.9	$9.8	$1.1	11.6%
Profit Margin	11.6%	9.9%

Third quarter 2008 sales decreased $4.9 million, or 4.9%, including $5.7 million (5.8%) of core sales, representing a decline in the Vending Solutions product line which more than offset higher sales in the Payment Solutions business and favorable foreign currency translation of $0.8 million (0.9%). The Vending Solutions sales decrease resulted from a decline in volume as customers curtailed orders in response to unfavorable market conditions. Conversely, Payment Solutions sales increased due to further market penetration driven largely by new product introductions. Operating profit for the segment improved by $1.1 million over the third quarter of 2007, or 11.6%, due primarily to the improved mix of higher margin Payment Solutions sales and significant cost reduction initiatives in our North American Vending business.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2008	2007
Sales	$293.6	$290.8	$2.8	1.0%
Operating Profit	$34.9	$37.5	$(2.6)	(6.8%)
Profit Margin	11.9%	12.9%

Third quarter 2008 sales increased $2.8 million, or 1.0%, including $3.3 million (1.1%) of core sales and favorable foreign currency translation of $1.3 million (0.5%), offset by a decrease in sales from divested/acquired businesses, net, of $1.8 million (0.6%). Sales were adversely impacted during the third quarter by slowing orders of certain short-cycle North American businesses and delays of several large valve projects into the fourth quarter. Demand from the global chemical and pharmaceutical and energy industries as well as building products and services industries outside the United States continue to grow, albeit at a slower pace when compared to the first half of 2008. Segment operating profit decreased $2.6 million, or 6.8%, over the third quarter 2007. The decline in operating profit was primarily due to the aforementioned shipment delays, higher operating costs and inefficiencies associated with Hurricane Ike.

On September 15, 2008, our UK subsidiary Crane Limited purchased all of the capital stock of Delta Fluid Products Limited (“Delta”), for approximately $28 million in cash. Delta designs and manufactures regulators and fire-safe valves for the gas industry and safety and air vent valves for the building services market. This acquisition is expected to broaden our product offering and, in turn, strengthen our existing business. Sales and operating profit related to this acquisition were not significant to the third quarter 2008.

Controls

	Third Quarter		Change
(dollars in millions)	2008	2007
Sales	$37.6	$35.1	$2.5	7.0%
Operating Profit	$3.3	$3.1	$0.1	4.7%
Profit Margin	8.7%	8.9%

Third quarter 2008 sales increased $2.5 million, or 7.0%, which was driven largely by $2.1 million of sales resulting from the August 2007 acquisition of the Mobile Rugged business of Kontron America, Inc.

Results from Operations

Year-to-date period ended September 30, 2008 compared to year-to-date period ended September 30, 2007

	Year-to-Date			Change
(dollars in millions)	2008	2007
Net sales	$2,015.0	$1,953.2		$61.8	3.2%
Operating profit (loss)	216.2	(172.4)		388.7	225.4%
Operating margin	10.7%	(8.8	) %
Interest income	8.4	3.8		4.5	118.4%
Interest expense	(19.2)	(20.6)		1.4	6.7
Miscellaneous-net	1.9	3.6		(1.7)	(47.7)

	(8.9)	(13.2)		4.2	31.9%
Income (loss) before income taxes	207.3	(185.6)		392.9	211.7%
Provision (benefit) for income taxes	63.8	(78.0)		141.8	181.7%

Net income (loss)	$143.6	$(107.6)		$251.0	233.4%

Year to date 2008 sales increased $61.8 million, or 3.2%, over the same period in 2007. Core business year to date 2008 sales declined approximately 0.3%, or $5.4 million. Acquired businesses (the composite panel business of Owens Corning and Mobile Rugged business of Kontron America, Inc.), net of $12.1 million of lost sales resulting from various divestitures in the Fluid Handling segment, contributed 1.1% growth, or $21.1 million. The impact of currency translation on sales increased reported sales by approximately 2.4%, or $46.1 million, as the U.S. dollar was weaker against other major currencies in the first nine months of 2008 compared to the same period in 2007. Net sales related to operations outside the U.S. for the nine-month periods ended September 30, 2008 and 2007 were 40.3% and 37.5% of total net sales, respectively.

Year to date 2008 operating profit was $216.2 million compared to an operating loss of $172.4 million in the comparable period of 2007. The operating loss in 2007 included a $390.2 million provision to update and extend the time horizon of our estimate of asbestos liability from 2011 to 2017 (see Note 9 in the financial statements under Item 1 included in this report). In addition, year to date 2008 operating profit reflected substantially weaker performance in our Engineered Materials and Aerospace & Electronics segments when compared to the same period in 2007.

In addition, operating profit for the first nine months of 2008 included $4.4 million ($2.9 million after tax, or $0.05 per share) of reimbursements related to our environmental remediation activities. The operating profit for the first nine months of 2007 included a $7.6 million pretax charge ($5.4 million after tax, or $0.09 per share) for a settlement with the U.S. Government.

Interest income for the first nine months of 2008 increased $4.5 million over the same period in 2007, reflecting higher average cash balances.

Our effective tax rate of 30.8% for the nine months ended September 30, 2008, which reflects a tax provision on pre-tax income, is lower than our effective tax rate of 42.0% for the nine months ended September 30, 2007, which reflects a tax benefit on a pre-tax loss. Our effective tax rate for the nine months ended September 30, 2008 reflects more tax expense when compared to the same period in 2007 primarily as a result of:

•	the asbestos charge recorded in 2007,

•	the exclusion of the U.S. federal research tax credit in 2008 due to its statutory expiration as of December 31, 2007,

•	the impact of favorable tax legislation enacted in Germany and the United Kingdom during 2007 on our deferred taxes, and

•	refunds of tax and interest received during 2007.

These items were partially offset by lower taxes resulting from higher 2008 earnings in jurisdictions with tax rates lower than the U.S. and decreased dividends from non-U.S. subsidiaries in 2008.

Order backlog at September 30, 2008 totaled $778.8 million, 3.3% lower than the backlog of $805.1 million at June 30, 2008, 8.2% higher than $719.6 million at December 31, 2007 and 3.4% higher than the backlog of $753.2 million at September 30, 2007.

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2008 versus the year-to-date period ended September 30, 2007 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2008	2007
Sales	$484.1	$467.6	$16.5	3.5%
Operating Profit	$45.4	$68.5	$(23.1)	(33.7%)
Profit Margin	9.4%	14.6%

The year to date 2008 sales increase of $16.5 million reflected a sales increase of $26.9 million in the Aerospace Group and a decrease of $10.4 million in the Electronics Group. The segment’s operating profit decreased $23.1 million, or 33.7%, in the first nine months of 2008 when compared to the same period in the prior year. The decline in operating profit was driven by substantially higher engineering expense in the Aerospace Group, which was $82.6 million in the first nine months of 2008, compared to $48.3 million in the first nine months of 2007. The increase in engineering expense is related to our investments in the Boeing 787 and Airbus A400M programs.

Aerospace Group sales of $310.4 million increased $26.9 million, or 9.5%, from $283.5 million in the prior year period. This increase is attributable to continued strong demand in the aerospace industry. Operating profit declined by $21.3 million in the first nine months of 2008, compared to the first nine months of 2007 which was due to the aforementioned $34.3 million increase in engineering expense, partially offset by the impact of higher OEM and aftermarket sales volume.

Electronics Group sales of $173.7 million decreased $10.4 million, or 5.7%, due primarily to lower sales in our Custom Power and Microwave Solutions businesses. Operating profit declined by $1.8 million in the first nine months of 2008, compared to the first nine months of 2007 which was primarily due to deleverage associated with the aforementioned decline in volume in the Custom Power and Microwave Solutions businesses.

The Aerospace & Electronics segment backlog was $418.3 million at September 30, 2008, compared with $417.9 million at June 30, 2008, $392.8 million at December 31, 2007 and $398.7 million at September 30, 2007.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2008	2007
Sales	$213.9	$256.2	$(42.3)	(16.5%)
Operating Profit	$24.2	$49.7	$(25.5)	(51.4%)
Profit Margin	11.3%	19.4%

Year to date 2008 sales decreased $42.3 million, or 16.5%, reflecting substantially lower volumes when compared to the same prior year period. Core business sales were down $61.3 million, or 23.9%, related to lower volumes to our traditional recreational vehicle, transportation and building products customers, partially offset by $19.0 million, or 7.4% of sales related to the September 2007 acquisition of the composite panel business of Owens Corning. Correspondingly, operating profit in 2008 decreased 51.4%, resulting from the substantially lower core business sales. Higher raw material costs during the first nine months when compared to the same period last year were partially offset by price increases.

The Engineered Materials segment backlog was $11.0 million at September 30, 2008, compared with $11.9 million at June 30, 2008, $14.8 million at December 31, 2007 and $14.5 million at September 30, 2007.

Merchandising Systems

	Year-To-Date		Change
(dollars in millions)	2008	2007
Sales	$323.3	$296.4	$27.0	9.1%
Operating Profit	$42.4	$31.3	$11.1	35.3%
Profit Margin	13.1%	10.6%

Year to date 2008 sales increased $27.0 million, or 9.1%, including $16.7 million (5.6%) of core sales, representing growth in both the Vending and Payment Solutions product lines, and favorable foreign currency translation of $10.3 million (3.5%). The Vending Solutions sales increase was led by the successful introduction of the BevMax III glass front vender in addition to strong global demand for coin and bill validation and our coin dispensing products in Payment Solutions. Operating profit for the segment for the first nine months improved by $11.1 million, or 35.3% over the same period in 2007, due primarily to the successful leverage gained from the comparable year to date sales increase, as well as throughput efficiencies and cost reduction benefits realized within the Vending Solutions group.

The Merchandising Systems segment backlog was $25.7 million at September 30, 2008, compared with $35.7 million at June 30, 2008, $34.1 million at December 31, 2007 and $30.8 million at September 30, 2007.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2008	2007
Sales	$883.2	$835.0	$48.2	5.8%
Operating Profit	$126.2	$102.0	$24.2	23.7%
Profit Margin	14.3%	12.2%

Year to date 2008 sales increased $48.2 million, or 5.8%, including $25.8 million (3.2%) of core sales and favorable foreign currency translation of $32.9 million (3.9%), offset by a decrease in sales from divested businesses of $10.5 million (1.3%). Segment operating profit increased $24.2 million, or 23.7%, over the same 2007 period. The operating profit increase was broad-based across all major business units in the segment, reflecting continued strong global demand in the chemical, pharmaceutical and energy industries, coupled with throughput efficiencies and pricing discipline.

On September 15, 2008, our UK subsidiary Crane Limited purchased all of the capital stock of Delta Fluid Products Limited (“Delta”), for approximately $28 million in cash. Delta designs and manufactures regulators and fire-safe valves for the gas industry and safety and air vent valves for the building services market. This acquisition is expected to broaden our product offering and, in turn, strengthen our existing business. Sales and operating profit related to this acquisition were not significant to the third quarter 2008.

The Fluid Handling segment backlog was $286.0 million at September 30, 2008, compared with $297.9 million at June 30, 2008, $242.6 million at December 31, 2007 and $266.9 million at September 30, 2007.

Controls

	Year-To-Date		Change
(dollars in millions)	2008	2007
Sales	$110.5	$98.1	$12.4	12.6%
Operating Profit	$8.1	$8.3	$(0.2)	(2.5%)
Profit Margin	7.4%	8.5%

Year to date 2008 sales increased $12.4 million, or 12.6%, including $12.7 million of sales representing the August 2007 acquisition of the Mobile Rugged business of Kontron America, Inc. Operating profit decreased 2.5% to $8.1 million.

The Controls segment backlog was $37.8 million at September 30, 2008, compared with $41.6 million at June 30, 2008, $35.3 million at December 31, 2007 and $42.2 million at September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, cash and cash equivalents totaled approximately $278 million compared with approximately $283 million at December 31, 2007. Total debt at September 30, 2008 and December 31, 2007 was approximately $399 million.

We continue to generate substantial cash from operating activities and, together with cash on hand and access to our existing committed $300 million revolving credit facility, which expires in September 2012, we remain in a strong financial position, with resources available for reinvestment in existing businesses and for strategic acquisitions as well as paying dividends and/or repurchasing shares. We have no significant debt maturities coming due until the third quarter of 2013, when senior, unsecured notes having an aggregate principal amount of $200 million mature. Based on information available to us, all of the twelve financial institutions syndicated under our credit agreement, including JP Morgan operating as administrative agent, are able to fulfill their commitments as of the date of this report.

Operating Activities

We believe that cash generated from operations, along with available cash on hand, will be sufficient to fund our normal operating needs, including funding for our asbestos exposures, capital expenditures, acquisitions, dividends and share repurchases. Cash provided by operating activities was $130.5 million for the first nine months of 2008, compared to $146.3 million in the first nine months of 2007. The $15.9 million decrease was due primarily to a net asbestos payment of $34.9 million during the first nine months of 2008, compared to a $7.3 million net asbestos receipt during the first nine months of 2007. The net asbestos receipt in 2007 reflects a $31.5 million insurance settlement receipt from Equitas Limited and a $10.0 million settlement receipt from Employers Reinsurance Company. This unfavorable year-over-year comparison was partially offset by lower tax payments in the first nine months of 2008 versus the same period last year.

Through the nine months ended September 30, 2008 and continuing through the date of this report, actual returns for our pension plans are below the expected long-term rates of return due to the current adverse conditions in the global securities markets. Continued actual returns below expected returns may increase the amount and timing of future contributions to these plans.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $58.8 million in the first nine months of 2008, compared to $85.0 million used in the comparable period of 2007. In the first nine months of 2008, we made payments of $28.0 million for acquisitions, which compares to $65.2 million during the first nine months of 2007. Additionally, our investing activities in the first nine months of 2007 included the sale of our corporate aircraft, which generated $11.0 million of proceeds. Capital expenditures of $33.7 million for the first nine months of 2008 were generally consistent with the first nine months of 2007. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems.

Financing Activities

Financing cash flows consist primarily of proceeds from the issuance of debt and common stock, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Cash used in financing activities was $63.0 million during the first nine months of 2008, compared to $49.5 million used during the first nine months of 2007. The increase in cash used in financing activities was primarily due to a decrease in short term borrowings and higher dividends paid during the first nine months of 2008, partially offset by a decrease in common shares acquired on the open market.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2008, there have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation thereof by the Company’s Chief Executive Officer and Chief Financial Officer described above, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this document, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Relating to Forward-Looking Statements,” in Part I – Item 2 of this Form 10-Q and in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2007. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, except for the risk factor set forth below:

•

Recent disruptions in the credit markets and concerns about global economic growth have had a significant adverse impact on global financial markets and, to an extent, our operating results, both of which have contributed to a decline in our stock price and corresponding market capitalization. Potential further declines in our stock price and market capitalization, reduced future cash flow estimates within specific businesses, and slower growth rates in our target markets are all factors that may indicate that the carrying value of our goodwill and other long-lived assets may not be recoverable and, accordingly, could result in a material noncash impairment charge.

The risks described above and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

The Company made no open-market repurchases of its common stock in the third quarter of 2008. The Company routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

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

CRANE CO.
REGISTRANT

Date
November 6, 2008	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
November 6, 2008	By	/s/ Timothy J. MacCarrick
Timothy J. MacCarrick
Vice President, Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)