Form 10-K
period 2008-12-31
CRANE CO /DE/
filed 2009-02-25
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Yes    ☒        No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No    ☒

Based on the closing stock price of $38.53 on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,896,923,447.

The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,441,459 at January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 20, 2009 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2008

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Current economic conditions, which are beyond our control, causing many of our existing and potential customers to delay or reduce purchases of our products or services;

•	The outcome of restructuring and other cost savings initiatives;

•

Competitive pressures, including the need for technology improvement, successful new product development and introduction, continued cost reductions, and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully value and integrate acquisition candidates;

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Delays in launching or supplying new products, including the brake control systems for the Boeing 787 or an inability to achieve new product sales objectives;

•	Increased price competition from larger competitors, particularly in our Fluid Handling segment;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	The ability of the U.S. government to terminate our contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	The accuracy of our pension plan assumptions and related future contributions;

•	Adverse effects on our business and results of operations, as a whole, as a result of further increases in asbestos claims or the cost of defending and settling such claims; and

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims.

Part I

Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.

We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, producing sustainable returns and excess cash flow. Our products have primary application in the aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, petrochemical, chemical and power generation industries.

Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire businesses that offer strategic fits with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture that stresses continuous improvement, continue to attract and retain a committed management team whose interests are directly aligned with those of our shareholders and maintain a focused, efficient corporate structure.

We use a comprehensive set of business processes and operational excellence tools that we call the Crane Business System to drive continuous improvement throughout our businesses. Beginning with a core value of integrity, the Crane Business System incorporates “Voice of the Customer” teachings (specific processes designed to capture our customers’ requirements), value stream analysis linking customers and suppliers with our production cells, prescriptive and uniform visual management techniques and a broad range of operational excellence tools into a disciplined strategy deployment process that drives strong financial results by focusing on continuously improving safety, quality, delivery and cost.

We employ approximately 12,000 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were 39.8% and 37.8% in 2008 and 2007, respectively.

Business Segments

For additional information on recent business developments and other information about us and our business, you should refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 13, “Segment Information,” to the Consolidated Financial Statements for sales, operating profit and assets employed by each segment.

PART I / ITEM 1

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. In 2008, Aircraft Electrical Power (a portion of the Eldec business) was reclassified from the Aerospace Group to the Electronics Group as part of Power Solutions. The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (Eldec), Fluid Management (Lear Romec) and Cabin Systems (P.L. Porter). The Electronics Group products are organized into the following solution sets: Power Solutions (Eldec, Keltec, Interpoint), Microwave Systems (Signal Technology), Electronic Manufacturing Services (General Technology) and Microelectronics (Interpoint).

The Landing Systems solution set includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This solution set also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these solution sets are proprietary to us and are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, Tier 1 integrators (a company who makes products specifically for one of the aircraft manufacturers), airlines, governments and aircraft maintenance and overhaul companies. Manufacturing for Hydro-Aire is located in Burbank, California.

The Sensing and Utility Systems solution set includes custom position indication and control systems, proximity sensors, pressure sensors and true mass fuel flow meters for the commercial business, regional and general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Our Sensing and Utility Systems products are manufactured at facilities in Lynnwood, Washington; Daventry and Northants, England and Bron, France.

Our Fluid Management solution set includes lubrication and fuel pumps for aircraft and radar cooling systems for the commercial and military aerospace industries. It also includes fuel boost and transfer pumps for commuter and business aircraft. Our Fluid Management solutions are manufactured at a facility located in Elyria, Ohio.

Our Cabin Systems solution set includes motion control products for airline seating. We hold leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Our Cabin Systems solutions are primarily manufactured in Burbank, California.

Our Power Solutions solution set includes standard and custom power converters and custom miniature (hybrid) electronic circuits for applications across various markets including commercial, space and military aerospace and fiber optics. Facilities are located in Redmond and Lynnwood, Washington; Ft. Walton Beach, Florida; Daventry, England and Kaohsiung, Taiwan.

Our Microwave Systems solution set includes sophisticated electronic radio frequency components and subsystems. These products are used in defense electronics applications that include radar, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels, sensors and communications capability on unmanned aerial systems and applications for mounted and dismounted land combat troops. Facilities are located in Beverly, Massachusetts and Chandler, Arizona.

Our Electronic Manufacturing Services solution set includes customized-contract manufacturing services and products focused on military and defense applications. Services include the assembly and testing of printed circuit boards, electromechanical devices, customized integrated systems, cables and wire harnesses. Our Electronic Manufacturing solutions are manufactured in Albuquerque, New Mexico.

Our Microelectronics solution set, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optics and medical industries.

The Aerospace & Electronics segment employed approximately 3,100 people and had assets of $472 million at December 31, 2008. The order backlog totaled $418.4 million and $392.8 million at December 31, 2008 and 2007, respectively.

Engineered Materials

The Engineered Materials segment is largely comprised of the Crane Composites fiberglass-reinforced plastic panel business. The segment also includes the Polyflon business.

Crane Composites manufactures fiberglass-reinforced plastic panels for the transportation industry, in refrigerated and dry-van trailers and truck bodies, recreational vehicles (“RVs”), industrial building applications and the commercial construction industry for food processing, restaurants and supermarket applications. Crane Composites sells the majority of its products directly to trailer and recreational vehicle manufacturers and uses distributors and retailers to serve the commercial construction market. Crane Composites’ manufacturing facilities are located in Channahon and Joliet, Illinois; Jonesboro, Arkansas; Grand Junction, Tennessee; Florence and Henderson, Kentucky; Goshen, Indiana; and Alton, Hampshire, United Kingdom.

Noble Composites, Inc. (“Noble”) was acquired in September 2006 and during 2007, was integrated into Crane Composites. Noble specializes in the manufacture and sale of premium, high-gloss finished composite panels used by recreational vehicle manufacturers. Noble’s manufacturing facility is located in Goshen, Indiana. In September 2007, we acquired the composite panel business of Owens Corning, which produces high gloss fiberglass-reinforced plastic panels used by manufacturers of recreational vehicles. The acquired business was integrated into the Noble business during 2008.

PART I / ITEM 1

Polyflon is a manufacturer of specialty components and materials, primarily microwave substrates utilized in antenna applications. Polyflon is located in Norwalk, Connecticut.

The Engineered Materials segment employed approximately 700 people and had assets of $271 million at December 31, 2008. The order backlog totaled $6.9 million and $14.8 million at December 31, 2008 and 2007, respectively.

Merchandising Systems

The Merchandising Systems segment is divided into two groups, Vending Solutions and Payment Solutions, both of which were significantly expanded in 2006 with our investment of over $200 million for the acquisitions of four complementary businesses.

Vending Solutions includes Dixie-Narco Inc. (“Dixie-Narco”) and Automatic Products International (“AP”) (two businesses we acquired in 2006), National Vendors, GPL, Stentorfield and Streamware. These businesses, which are primarily engaged in the design and manufacture of vending equipment and related solutions, create customer value through innovation, reliability, durability and reduced cost of ownership. Our products are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Streamware provides vending management software to help customers operate their businesses more profitably, become more competitive and free cash for continued business investment. Major production facilities for Vending Solutions are located in St. Louis, Missouri; Williston, South Carolina and Chippenham, England.

Payment Solutions includes National Rejectors (“NRI”), which makes coin changers and validators, and two businesses acquired in 2006, Telequip Corporation (“Telequip”) and CashCode Co. Inc. (“CashCode”). With the acquisition of these two businesses, Crane is a full-line supplier of high technology payment systems products. NRI is headquartered in Buxtehude, Germany; CashCode is in Concord, Ontario, Canada and Kiev, Ukraine and Telequip is located in Salem, New Hampshire.

The Merchandising Systems segment employed approximately 1,800 people and had assets of $302 million at December 31, 2008. Order backlog totaled $23.4 million and $34.1 million at December 31, 2008 and 2007, respectively.

Fluid Handling

The Fluid Handling segment consists of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply. In 2007, the Valve Group aligned its business units as follows: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions, Building Services & Utilities (formerly, “Crane Group UK”) and Crane Valve Services. This alignment provides greater focus on the chemical, pharmaceutical, oil, gas, power, building services and utilities and nuclear power end markets.

The Valve Group, with manufacturing facilities in the United States as well as operations in Australia, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Korea, Mexico, the Netherlands, Northern Ireland, Singapore, Slovenia, Spain, Sweden, Taiwan, United Arab Emirates and Wales, sells a wide variety of industrial and commercial valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors and actuators and provides valve testing, parts and services for the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, waste management, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, Hattersley, Nabic, Sperryn, Wade, Rhodes, Brownall, Resistoflex and Duochek.

Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH, (“Krombach”) were acquired in December 2008 and will be integrated into our Crane Energy Flow Solutions business unit. Krombach manufactures specialty valve flow solutions for the power, oil and gas, and chemical markets which complement our product offering in our global power and energy infrastructure business, particularly for larger diameter, highly-engineered valves. In addition to Krombach’s manufacturing and headquarters location in Germany, Krombach currently has foundry, machining and assembly facilities in Slovenia and China.

Delta Fluid Products Limited (“Delta”) was acquired in September 2008 and is being integrated into our Building Services & Utilities business unit. Delta designs and manufactures products for the natural gas and building services markets which are complementary to Crane’s Building Services & Utilities product lines. This acquisition will broaden our product offering and will strengthen our existing business. Delta’s office and manufacturing operation is located in St. Helens, England.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks, and Barnes. Pumps are sold to a broad customer base that includes industrial, municipal, and commercial water and wastewater, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers and military applications. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea Ontario, Canada and Zhejiang, China.

Crane Supply, a distributor of valves, fittings, piping and plumbing supplies maintains 32 distribution facilities throughout Canada.

The Fluid Handling segment employed approximately 5,700 people and had assets of $889 million at December 31, 2008. Order backlog totaled $302.7 million and $242.6 million at December 31, 2008 and 2007, respectively.

Controls

The Controls segment provides customer solutions for sensing and control applications and has special expertise in control solutions for difficult and hazardous environments. It includes five businesses: Barksdale (ride-leveling, air-suspension control valves; pressure, temperature and level sensors), Dynalco (safe instruments and controls for industrial engine monitoring and protection), Azonix (ultra-rugged computers, mobile rugged displays, measurement and control systems and intelligent data acquisition products), Crane Environmental (specialized water purification solutions), and Crane Wireless Monitoring Solutions (wireless sensor networks and covert radio products ).

The Controls segment employed approximately 500 people and had assets of $83 million at December 31, 2008. Order backlog totaled $30.5 million and $35.3 million at December 31, 2008 and 2007, respectively.

PART I / ITEM 1

Acquisitions

We have completed 13 acquisitions since the beginning of 2004.

During 2008, we completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. Preliminary allocation of these purchase prices resulted in goodwill for the 2008 acquisitions of $48 million.

In December 2008, we acquired all of the capital stock of Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH, both of Kreuztal, Germany. Krombach is a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. Krombach’s 2008 full year sales were approximately $100 million, and the purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach is being integrated into our Fluid Handling segment.

In September 2008, we acquired all of the capital stock of Delta Fluid Products Limited, a leading designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of $39 million in 2008 and is being integrated into our Fluid Handling segment.

During 2007, we completed two acquisitions at total cost of $65 million. Goodwill for the 2007 acquisitions amounted to $29 million.

In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and was integrated into the Noble Composites business within our Engineered Materials segment.

In August 2007, we acquired the Mobile Rugged Business of Kontron America, Inc. (“MRB”), which produces computers, electronics and flat panel displays for harsh environment applications. The purchase price was $26.6 million. The acquired business had sales of $25 million in 2006 and was integrated into the Azonix business within our Controls segment.

During 2006, we completed five acquisitions at a total cost of $283 million. Goodwill for the 2006 acquisitions amounted to $148 million.

In January 2006, we acquired substantially all of the assets of CashCode, a manufacturer of bill validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for $86 million in cash. CashCode had sales of $48 million in 2005. CashCode is located in Concord, Ontario, Canada and Kiev, Ukraine, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. CashCode was integrated into our Merchandising Systems segment.

In June 2006, we acquired all of the outstanding capital stock of Telequip for a cash purchase price of $45 million. Telequip, with headquarters in Salem, New Hampshire, was manufacturing coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Tele-

quip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of $20 million in 2006. Telequip was integrated into our Merchandising Systems segment.

In June 2006, we acquired certain assets of AP, a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production was consolidated into our Merchandising Systems facility in St. Louis, Missouri. AP had total annual sales of $40 million in 2006.

In September 2006, we acquired all the outstanding capital stock of Noble for a cash purchase price of $72 million. Noble, located in Goshen, Indiana, specializes in the manufacture and sale of premium, high-gloss finished composite panels for use by recreational vehicle manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into our Engineered Materials segment.

In October 2006, we acquired all of the outstanding capital stock of Dixie-Narco for a purchase price of $46 million in cash. Dixie-Narco is the largest can/bottle merchandising equipment manufacturer in the world. Dixie-Narco’s customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco had total annual sales of $155 million in 2006. Dixie-Narco was integrated into our Merchandising Systems segment.

During 2005, we completed two acquisitions at a total cost of $9 million. Goodwill for the 2005 acquisitions amounted to $5 million.

During 2004, we completed two acquisitions at a total cost of $50 million. Goodwill for the 2004 acquisitions amounted to $37 million. In January 2004, we acquired P.L. Porter (“Porter”) for a purchase price of $44 million. Porter is a leading manufacturer of motion control products for airline seating and was integrated into the Burbank, California Aerospace facility. Porter holds leading positions in both electromechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Electrically powered seat actuation systems provide motive power and control features required by premium class passengers on competitive international routes. Porter products not only provide passenger comfort with seat back and foot rest adjustment, but also control advanced features such as lumbar support and in-seat massage. In addition to seats installed in new aircraft, airlines refurbish and replace seating several times during an aircraft’s life along with maintenance and repair requirements. Porter’s 2003 annual sales were $32 million. The operations were integrated into our Aerospace & Electronics segment.

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

PART I / ITEM 1

Divestitures

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million. Our investment in IMC was $29 million, and we recorded income in 2007 and 2006 of $5.3 million and $5.6 million, respectively.

In April 2006, we completed the sale of the outstanding capital stock of Westad Industri A/S, a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in our Fluid Handling segment. In May 2006, we completed the sale of substantially all of the assets of Resistoflex-Aerospace, a manufacturer of high-performance hose and high-pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex-Aerospace was included in our Aerospace & Electronics segment. In December 2004, we sold the Victaulic trademark and UK-based business assets for $15 million in an all cash transaction.

Restructuring Activities

Recent disruptions in the credit markets and concerns about global economic growth for industrial businesses have had a significant adverse impact on financial markets and, to an extent, our operating results in 2008. For example, our Engineered Materials business segment experienced significant declines in operating profit when compared to 2007. This decline reflected substantially lower sales to our traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV purchases. Similarly, declining vending machine demand resulting from depressed conditions in the North American vending market has put pressure on our operating margins within our Merchandising Systems segment. In our Fluid Handling segment, sales were adversely impacted during the second half of 2008 by slowing orders from short-cycle North American businesses (where we generally deliver product within 90 days after order receipt) and delays of several large valve projects into 2009. In order to align our cost base to current market conditions, during the fourth quarter of 2008, we initiated a broad-based restructuring program that included facility consolidations, severance and other related costs (the “Restructuring Program”), resulting in a pre-tax charge of $40.7 million. We expect to incur additional restructuring charges of approximately $10.7 million during 2009 in connection with this program (total pre-tax charges, upon program completion, of approximately $51.4 million).

During the fourth quarter of 2007, we commenced implementation of a restructuring program designed to further enhance operating margins in the Fluid Handling segment. The planned actions included ceasing the manufacture of malleable iron and bronze fittings at our foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). In December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of $28 million. As of December 31, 2008, we have recognized $11 million in pre-tax charges in connection with this program and we expect to incur total pre-tax charges, upon program completion, of approximately $14 million.

For additional segment level information related to restructuring activities, you should refer to the information set forth under the caption, “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 15, “Restructuring” to the Consolidated Financial Statements.

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

Our products have primary application in the aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, petrochemical, chemical and power generation industries. As such, our revenues are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.

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

Research and Development

Research and development costs are expensed when incurred. These costs were $153.4 million, $106.8 million and $69.7 million in 2008, 2007 and 2006, respectively, and were incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were $15.5 million, $8.4 million and $8.8 million in 2008, 2007 and 2006 respectively, and were recorded in net sales.

Our Customers

No customer accounted for more than 10% of our consolidated revenues in 2008, 2007 or 2006.

Raw Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have generally caused increases in the costs of steel and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business, and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

PART I / ITEM 1

Seasonal Nature of Business

Our business does not experience significant seasonality.

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics business segment and our Fluid Handling business segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, many government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For example, as previously disclosed, we sold certain valves made by our Fluid Handling segment to private customers that ultimately were delivered to U.S. military agencies which did not conform to certain contractual specifications relating to the place of manufacture and the origin of component parts. Subsequent to a U.S. Government investigation, in July 2007, we executed a settlement agreement with the Department of Justice providing for, among other things, the payment of $7.6 million to the United States. For a further discussion of risks related to compliance with government contracting requirements, please refer to “Item 1A. Risk Factors.”

See Part I, Item 3 “Legal Proceedings” regarding certain costs of compliance with federal, state and local laws and regulations involving the discharge of materials into the environment or otherwise relating to the protection of the environment.

Financing

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”). This facility amended and restated the five-year $450 million revolving credit agreement entered into on January 21, 2005, the $150 million term loan component of which was terminated by us in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. The facility was not drawn upon throughout 2008, 2007 and 2006. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. In December 2008, we executed Amendment

No. 1 to the facility for the purpose of removing a representation regarding our pension liability and to amend certain other terms. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2008, our ratio was 36%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the Notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest.

In September 2003, we issued $200 million of 5.50% notes that mature on September 15, 2013. The notes are unsecured, senior obligations with interest payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option.

Available Information

We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to the U.S. Securities and Exchange Commission. Also posted on our website and available in print upon the request of any shareholder to our Investor Relations Department, are our Corporate Governance Guidelines, Standards for Director Independence, the Summary of the Board of Directors Committees, the charters of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee, and the Crane Co. Code of Ethics. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001.	59	1999

David E. Bender	Group President, Electronics	President, Electronics Group of Crane Aerospace & Electronics segment of the Company since December 2005. Vice President, Operations, Aerojet General Corporation, a division of GenCorp, from 2004 to 2005. Executive Vice President GDX Automotive, a division of GenCorp, from 2003 to 2004.	49	2007

Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials segment of the Company since May 2007. From 1979 to 2007, with Owens Corning, most recently Vice President of Sales, North American Building Materials from 2005 to 2007 and Vice President, General Manager, Commercial and Industrial Insulation business from 2000 to 2005.	53	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	57	1996

Bradley L. Ellis	Group President, Crane Merchandising Systems	Group President, Crane Merchandising Systems segment of the Company since December 2003.	40	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001.	55	2001

Andrew L. Krawitt	Vice President, Treasurer	Vice President, Treasurer of the Company since September 2006. From 1998 to 2006 with PepsiCo, most recently Director, Financial Planning & Analysis from May 2005 to September 2006; Region Finance Director, Frito-Lay Division from January 2003 to May 2005.	43	2006

Timothy J. MacCarrick	Vice President, Finance and Chief Financial Officer	Vice President, Finance and Chief Financial Officer of the Company since July 2008. Corporate Vice President and Vice President, Finance, Xerox North America from 2006 to July 2008; Chief Financial Officer, Xerox Europe from 2003 to 2006.	43	2008

Richard A. Maue	Vice President, Controller	Vice President, Controller and Chief Accounting Officer of the Company since August 2007. Vice President, Controller and Chief Accounting Officer of Paxar Corporation from July 2005 to August 2007. Director, Internal Audit Practice at Protiviti, Inc. from June 2003 to July 2005.	38	2007

Max H. Mitchell	Group President, Fluid Handling	Group President, Fluid Handling segment of the Company since April 2005. Vice President, Operational Excellence of the Company from March 2004 to April 2005. From 2001 to 2004, Senior Vice President of Global Operations for the Pentair Tool Group.	44	2004

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001.	54	1999

PART I / ITEM 1

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	54	1989

Thomas J. Perlitz	Vice President, Operational Excellence and Acting Group President, Controls	Vice President, Operational Excellence of the Company since September 2005; acting Group President, Crane Controls since October 2008. From 1995 to 2005 with subsidiaries of Danaher Corp. (manufacturer of instrumentation, tools and components), most recently Vice President, Global Marketing and Engineering-Imaging of KaVo Dental, Lake Zurich, IL (dental imaging products) from August 2004 to August 2005; Director of Worldwide Service, Fluke Corporation, Everett, WA (electronic and electrical test tools) from February 2002 to August 2004.	40	2005

Curtis P. Robb	Vice President, Business Development and Strategic Planning	Vice President, Business Development and Strategic Planning of the Company since June 2005. From 2003 to 2005, founder and Managing Director of Robb Associates, LLP (financial advisory services).	54	2005

Gregory A. Ward	Group President, Aerospace	President, Aerospace Group of Crane Aerospace & Electronics segment of the Company since December 2002.	58	2007

PART I / ITEM 1A

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial also may adversely affect our business or financial performance. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

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

As of December 31, 2008, we were one of a number of defendants in cases involving approximately 75,000 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 10 of the Notes to our Consolidated Financial Statements for additional information on:

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

Current economic conditions may harm our business, results of operations and stock price.

During 2008, the U.S. and global economies slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. During 2008, our Engineered Materials business segment experienced significant declines in operating profit when compared to 2007. This decline reflected substantially lower sales to our traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV purchases. Similarly, declining vending machine demand resulting from depressed conditions in the North American vending market has put pressure on our operating margins within our Merchandising segment. In our Fluid Handling segment, sales were adversely impacted during the second half of 2008 by slowing orders from short-cycle North American businesses and delays of several large valve projects into 2009.

As of December 31, 2008, we had $800 million of goodwill and intangible assets with indefinite lives. The aforementioned disruptions in the credit markets and concerns about global economic growth have impacted our operating results, which has contributed to a decline in our stock price and corresponding market capitalization. As of December 31, 2008, there was no impairment of these assets. However, potential, further or sustained declines in our stock price and market capitalization, reduced future cash flow estimates within specific businesses, and slower growth rates in our target markets are all factors that may indicate that the carrying value of our goodwill and other long-lived assets may not be recoverable and, accordingly, could result in material noncash impairment charges at some point in the future.

PART I / ITEM 1A

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.

Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. We cannot assure you that we have been or will be at all times in substantial compliance with environmental and health and safety laws. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For example, during 2008 and 2007, we recorded charges of $24 million and $19 million, respectively, related to increases in our expected liability at our Goodyear, Arizona Superfund site pursuant to continuing changes in site conditions.

Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flow and reputation.

Primarily in our Aerospace & Electronics and Fluid Handling segments, we are required to comply with various export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation. For example, in the 2007 third quarter, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government. See the Civil False Claims Settlement section under Item 7.

Pension expense associated with the Company’s retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.

A significant portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a sig-

nificant impact on our consolidated financial position, results of operations, and cash flows. Recent volatility in the financial markets has resulted in lower than expected returns on our pension plan assets. Currently, we expect a $19 million increase in our estimated 2009 pension expense when compared to 2008.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.

A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customers’ demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our aerospace businesses could also be impacted to the extent that major aircraft manufacturers, such as Boeing (which represented 11% of the segment’s revenue in 2008) encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In our Engineered Materials segment, sales and profits have been and will continue to be affected by declines in demand for truck trailers, RVs, or building products. Results in our Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at our Merchandising Systems business have been and will continue to be affected by employment levels, office occupancy rates and factors affecting vending operator profitability such as fuel, confection and borrowing costs.

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.

We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. During the fourth quarter 2008, we initiated broad-based restructuring actions to align our cost base to current market conditions which include facility consolidations, headcount reductions and other related cost reduction activities, which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, and under Note 15, “Restructuring” to the Consolidated Financial Statements. The Restructuring Program presents organizational challenges, particularly with respect to planned facility consolidation activities. We cannot provide assurance that:

•	The Restructuring Program will be implemented in accordance with the planned timetable;

•	The actual charges incurred will not exceed the estimated charges; or

•	The full extent of the expected savings will be realized.

If the actual levels of savings achieved from our cost reduction measures are less than our current estimates, and if any unanticipated operational inefficiencies result from the Restructuring Program, our profitability would be adversely

PART I / ITEM 1A

affected. In addition, our failure to continue to anticipate further changes in global demand for our products and services and align our cost base accordingly would adversely affect our ability to achieve necessary cost savings in a timely manner.

We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.

Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of customer acceptance and reaction from competitors. In our Aerospace & Electronics segment, for example, if we are unable to successfully develop, fund and deliver new products for the Boeing 787 and the Airbus A400M, our operating results would be adversely impacted. Also, any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital expenditures, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

The prices of our raw materials can fluctuate dramatically, which may adversely affect our profitability.

The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits could be adversely affected by unanticipated increases in resin and fiberglass material costs and by the inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in our Fluid Handling and Merchandising Systems segments similarly are affected by fluctuations in the price of metals such as steel. While we have taken initiatives aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.

Our ability to obtain parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.

Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. As this effort progresses, we are exposed to an increased risk of disruptions to our supply chain, which could have a significant effect on our operating results. In addition, if we are unable to procure these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risk and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, price vola-

tility or the unavailability of some raw materials may have an adverse effect on our operating results or financial condition.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal controls and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:

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

Net sales and assets related to our operations outside the United States were 39.8% and 32.3% in 2008, and 37.8% and 33.3% in 2007, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate.

We are dependent on key personnel, and we may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.

Certain of our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are depend-

PART I / ITEM 1A

ent upon the continued efforts of key management employees. We may have difficulty retaining such personnel or locating and hiring additional qualified personnel. The loss of the services of any of our key personnel, many of whom are not party to employment agreements with us, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could impact our results of operations in a materially adverse manner.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that as of December 31, 2008, in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. If our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our financial results or our stock price.

Specific Risks Relating to Our Business Segments

The macroeconomic climate represents one of the most significant risks for 2009 and could cause our customers across our business segments to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. In addition, declines in foreign currency exchange rates, primarily the euro, the British pound or the Canadian dollar, could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.

Aerospace & Electronics

Volatile fuel prices and a generally weaker economy continue to adversely impact the commercial aerospace industry as some larger domestic airline carriers have implemented plans to reduce service and capacity, including retiring their older and less fuel efficient aircraft, and cutting payroll costs; while several smaller carriers have either declared bankruptcy or shut down altogether. Lower levels of air travel or a decline in airline profitability generally could result in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of higher margin repair parts from our businesses. Our businesses could also be impacted to the extent that major aircraft manufacturers, such as Boeing (which represented 11% and 13% of the segment’s revenue in 2008 and 2007, respectively), encounter production problems, or if pricing pressure from aircraft customers causes the manufacturers to press their suppliers to lower prices. Our sales and profits could also face erosion if pricing pressure from competitors increased; if finding new aerospace-qualified suppliers grew more difficult; if required technical personnel became harder to hire and retain; or if we are unable to achieve targeted cost savings in connection with the Restructuring Program and other cost reduction initiatives. In addition, if planned new products were delayed, notably the Boeing 787 Dreamliner, for which we continue to incur substantial engineering expenses for the development of the aircraft’s brake control systems, our results of operations and cash flows would be negatively affected. In this regard, during the second quarter of 2009, we expect to complete development of the brake control system for the Boeing 787 that meets the originally specified requirements although engineering efforts at reduced levels will be needed to support test flights. However, Boeing has communicated certain changed aircraft requirements that affect the brake control system, and we have recently entered into discussions with our customer, GE Aviation Systems, regarding development of a new version of the 787 brake control system, including whether this additional development work will be funded by the customer. Although it is our position that we are not required to undertake this additional development work without customer funding, if such customer funding is not obtained and we are required to develop a new version of the brake control system, it would have a significant impact on our results of operations and cash flows.

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

In addition, we are required to comply with various export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability export products and services, and damage to our reputation.

Engineered Materials

In our Engineered Materials segment, sales and profits could continue to fall if there are further declines in demand for truck trailers, recreational vehicles and building products for which our businesses produce fiberglass-reinforced panels. We experienced continued declines in RV orders through 2008 as the RV industry continued to sharply curtail production in response to a fall-off in demand from their customers. The industry attributes this downturn to the lack of credit available to consumers, generally weak consumer confidence and, to a lesser extent, higher gas prices and inventory reductions on dealer lots. While the short term is uncertain, in the longer term the demographic fundamentals continue to be positive for the growth of RV sales. Profits could also be adversely affected by unanticipated increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the businesses to maintain their product cost and functionality advantages when compared to competing materials, as well as by our failure to achieve targeted cost savings in connection with the Restructuring Program and other cost reduction initiatives; furthermore, any unanticipated operational inefficiencies resulting from consolidation activities pursuant to

PART I / ITEM 1B

the Restructuring Program would also adversely affect our profitability.

We have been defending two separate lawsuits brought by customers alleging failure of our fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The Court denied the plaintiff’s claim for additional post-trial equitable relief, and entered a final judgment, which included prejudgment interest of approximately $0.6 million. The total award of $3.8 million was paid in mid-2008, and the plaintiff has waived its right to an appeal.

The other lawsuit went to trial in mid-January of 2009 solely on the issue of liability, and on January 27 the jury returned a verdict of liability against the Company. The next phase of the trial, to be scheduled in the fall of 2009, will determine damages. The aggregate damages sought in this lawsuit include approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. The Company will actively explore its appellate options with a view toward overturning this verdict and will vigorously defend itself against the damages sought. The Company is in discussions with its insurers regarding coverage for this liability.

We are also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by us that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and we believe that we have valid defenses to the underlying claims raised in these lawsuits. We have given notice of these lawsuits to our insurance carriers, and will seek coverage for any resulting losses. Based on our review of coverage, however, we have determined that we are facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. We have initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a significant impact on our results of operations and cash flows in the periods affected.

Merchandising Systems

Results at our businesses could be reduced by continued unfavorable economic conditions, including lower demand for our products and services, inflation and continued increases in fuel costs. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, unfavorable changes in gaming regulations affecting certain of our Payment Solutions customers, as well as by our failure to achieve targeted cost savings in connection with the Restructuring Program and other cost reduction initiatives would adversely affect our profitability; furthermore, any unanticipated operational inefficiencies resulting from consolidation activities pursuant to the Restructuring Program would also adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound and the Canadian dollar versus the U.S. dollar.

Fluid Handling

Our businesses could face increased price competition from larger competitors. Slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. During the second half of 2008 we experienced slowing orders from short-cycle North American businesses as well as delays of several large valve projects into 2009. Continued weakness in short-cycle North American businesses and/or further delays in large valve projects may put further pressure on operating margins in the Fluid Handling segment. In addition, to the extent we do not achieve targeted cost savings in connection with the Restructuring Program and other cost reduction initiatives, our operating results would be adversely affected. At our foreign operations, reported results in U.S. dollar terms could be eroded by a weakening of currency of the respective businesses, particularly where we operate using the euro and British pound.

The Company made two acquisitions in its Fluid Handling segment in 2008: a manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets; and a manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market. The results of this segment could be adversely affected if unexpected problems are experienced in the integration of these businesses.

Controls

A number of factors could affect our Controls segment’s results. Lower sales and earnings could result if our businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence. A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements might result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability export products and services, and damage to our reputation.

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

Total Manufacturing Facilities	Number	Area (sq.ft.)
Aerospace & Electronics
United States	8	831,000
International	3	76,000
Engineered Materials
United States	9	968,000
International	1	31,000
Merchandising Systems
United States	7	1,073,000
International	4	179,000
Fluid Handling
United States	9	887,000
International	26	3,639,000
Controls
United States	6	237,000
International	1	27,000

Leased Manufacturing Facilities	Lease Expiring Through	Number	Area (sq.ft.)
United States	2015	14	595,000
International	2020	17	1,585,000

Other Facilities

Aerospace & Electronics operates three leased service centers in the United States. This segment also operates two leased distribution centers outside the United States.

Engineered Materials operates four distribution centers in the United States, of which three are leased. This segment also operates one leased service center in the United States.

Merchandising Systems operates four service centers; three in the United States, of which two are leased, and one outside the United States which is leased. This segment also operates eleven distribution centers; four in the United States, of which three are leased, and seven outside the United States, of which six are leased.

Fluid Handling operates 34 service centers; five in the United States, of which four are leased, and 29 outside the United States, of which 22 are leased. This segment also operates 47 distribution centers; three in the United States, of which one is leased, and 44 outside the United States, of which 31 are leased.

Controls operates three leased service centers in the United States.

In our opinion, these properties have been well maintained, are in sound operating condition and contain all necessary equipment and facilities for their intended purposes. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, five of our properties are expected to be closed in 2009 as part of our Restructuring Program.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 10, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II / ITEM 5

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2008 and 2007.

MARKET AND DIVIDEND INFORMATION—CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2008 High	2008 Low	2007 High	2007 Low	2008	2007
First	$44.16	$33.54	$41.48	$35.27	$0.18	$0.15
Second	46.30	37.58	46.50	40.33	0.18	0.15
Third	38.49	28.14	50.24	38.26	0.20	0.18
Fourth	29.63	10.87	51.16	42.16	0.20	0.18
					$0.76	$0.66
On December 31, 2008 there were approximately 3,477 holders of record of Crane Co. common stock.

The following table summarizes our share repurchases during the year ended December 31, 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1- 29	581,300	$42.34	—	—
March 1-31	376,270	$40.89	—	—
Total January 1—March 31, 2008	957,570	$41.77	—	—
April 1-30	—	—	—	—
May 1-31	—	—	—	—
June 1-30	—	—	—	—
Total April 1—June 30, 2008	—	—	—	—
July 1-31	—	—	—	—
August 1-31	—	—	—	—
September 1-30	—	—	—	—
Total July 1—September 30, 2008	—	—	—	—
October 1-31	—	—	—	—
November 1-30	1,313,000	$15.01	—	—
December 1-31	20,406	$14.19	—	—
Total October 1—December 31, 2008	1,333,406	$15.00	—	—
Total January 1—December 31, 2008	2,290,976	$26.19	—	—

The table above only includes the open-market repurchases of our common stock in 2008. We also routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and restricted stock awards from stock-based compensation program participants.

PART II / ITEM 6

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2008	2007	2006	2005	2004
Net sales	$2,604,307	$2,619,171	$2,256,889	$2,061,249	$1,890,335
Operating profit (loss) (a)	197,489	(107,656)	247,936	213,622	(161,490)
Interest expense	(25,799)	(27,404)	(23,015)	(22,416)	(23,161)
Income (loss) before taxes (a)	183,852	(118,895)	239,334	196,523	(168,170)
Provision (benefit) for income taxes (b)	48,694	(56,553)	73,447	60,486	(62,749)
Net income (loss) (c)	135,158	(62,342)	165,887	136,037	(105,421)
Net income (loss) per basic share (c)	2.27	(1.04)	2.72	2.27	(1.78)
Net income (loss) per diluted share (c)	2.24	(1.04)	2.67	2.25	(1.78)
Cash dividends per common share	0.76	0.66	0.55	0.45	0.40
Total assets	2,774,488	2,877,292	2,436,846	2,145,199	2,118,697
Long-term debt	398,479	398,301	398,122	298,961	298,781
Accrued pension and postretirement benefits	150,125	52,233	59,996	56,649	40,518
Long-term deferred tax liability	22,971	31,880	89,595	71,406	71,367
Long-term asbestos liability	839,496	942,776	459,567	526,830	581,914
Long-term insurance receivable-asbestos	260,660	306,557	170,400	224,600	245,160

(a)	Includes 1) asbestos provisions of $390,150 and $307,794 in 2007 and 2004, respectively, 2) environmental provisions of $24,342, $18,912 and $40,000 in 2008, 2007 and 2004, respectively, 3) the foundry restructuring gain, net, of $19,083 in 2007, 4) the restructuring charge of $40,703 in 2008, 5) the governmental settlement of $7,600 in 2007 and 6) an environmental reimbursement of $4,900 in 2006.
(b)	Includes the tax effect of items cited in notes ( a ) and ( c ) as well as a $10,400 tax provision in 2007 for the potential repatriation of $194,000 of foreign cash.
(c)	Includes the effect of items cited in note ( a ) and a gain on sale of a joint venture of $4,144 in 2007.

PART II / ITEM 7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a diversified manufacturer of highly engineered industrial products. Our business consists of five segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Our primary markets are aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, chemical, pharmaceutical, oil gas, power, nuclear, building services and utilities.

During 2008, we completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million in debt. Specifically, in December 2008, we acquired Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH, (“Krombach”), a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets for $51 million in cash and the assumption of $17 million of net debt, and in September 2008, we acquired Delta Fluid Products Limited (“Delta”), a leading designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2008, 2007 and 2006 is affected by the following significant items:

Restructuring and Related Costs

2008 Actions.  During the fourth quarter of 2008, we initiated broad-based restructuring actions to align our cost base to current market conditions which include facility consolidations, headcount reductions and other related costs, (the “Restructuring Program”). At December 31, 2008, we recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million as follows: Aerospace & Electronics $2.0 million, Engineered Materials $19.1 million, Merchandising Systems $13.1 million, Fluid Handling $5.7 million and Controls $0.8 million. The charges include workforce reduction expenses and facility exit costs of $25.0 million and $15.7 million related to asset write-downs.

We expect the 2008 actions to result in net workforce reductions of approximately 700 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. We are targeting the majority of all workforce and all facility related cost reduction actions for completion during 2009. Approximately 68% of the total pre-tax charge will require cash payments, which we will fund with cash generated from operations. We expect to incur additional restructuring and related charges of $10.6 million during 2009 to complete these actions as follows: Aerospace & Electronics $1.3 million, Engineered Materials $2.0 million and Merchandising Systems $7.3 million We expect recurring pre-tax savings subsequent to completing all actions to approximate $51 million annually.

2007 Actions.  During the fourth quarter of 2007, our Fluid Handling segment commenced implementation of a restructuring program designed to further enhance operating margins through ceasing the manufacture of malleable iron and bronze fittings at foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The program primarily includes work-

force reduction expenses and facility exit costs, all of which are expected to be cash costs. In December 2007, we recognized workforce reduction charges of $9 million and, also in December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of $28 million. We expect to incur total pre-tax charges, upon program completion, of approximately $14 million. The Foundry Restructuring is expected to be substantially completed by the middle of 2009. We expect pre-tax savings to approximate $7 million annually.

Environmental Charge

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2008 and 2007 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of ours in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. We recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, we and our technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with our technical advisors, we prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, we estimated our liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, we revised our forecast of remedial activities to reflect an increase in the number of extraction systems and monitoring wells in and around the Site, among other things. Our revised liability estimate of $65 million, which is included in accrued liabilities and other liabilities in our consolidated balance sheet, resulted in an additional charge of $24 million in December 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21 percent of qualifying costs of investigation and remediation activities at the Site. As of December 31, 2008, we have recorded a receivable of $14 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

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

Taking all of these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we do not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017. The liability was $930 million and $1,027 million as of December 31, 2008 and 2007, respectively.

Civil False Claims Settlement

During the third quarter of 2007, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government, arising out of allegations that certain valves sold by our Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to contractual specifications relating to the place of manufacture and the origin of component parts. The allegations originated with a qui tam complaint filed under seal by a former CVNA employee. The Civil Division of the Department of Justice (“DOJ”) ultimately intervened in that case, and on March 31, 2007, filed a complaint against us in the United States District Court for the Southern District of Texas seeking unspecified damages for violations of the False Claims Act, and other common law claims. The complaint alleged that CVNA failed to notify the correct U.S. military agency when our manufacturing location for Mil-Spec valves listed on the Qualified Products List was moved from Long Beach, California to Conroe, Texas in 2003. As a result, the complaint alleged that the valves manufactured in Texas were not properly listed on the Qualified Product List as required by the contract specifications.

We received a letter from the Department of the Navy on February 14, 2007, conveying the Navy’s concerns about the Qualified Products List allegations raised by the DOJ. The Department of the Navy advised us that, if true, these allegations could potentially result in us and our subsidiaries and affiliates being suspended and/or debarred from doing business with the U.S. Government.

We cooperated with the Government’s investigation of these matters and executed a settlement agreement with the DOJ providing for, among other things, the payment of $7.5 million to the United States and $125,000 to pay the legal fees of the former employee who filed the qui tam complaint. In addition, we negotiated an administrative agreement with the Department of the Navy for a term of three years pursuant to which we have implemented certain changes to our compliance programs and report to the Navy on a quarterly basis. These agreements were executed and became effective on July 27, 2007. We acknowledged the failure to notify the Navy and update the Qualified Products List but we denied that this omission violated the False Claims Act. The failure to notify the Navy was unintentional and there was no misconduct by our personnel. We decided to settle this matter to avoid the risks of costly and protracted legal proceedings.

Divestiture

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million and an after-tax gain of $5.8 million. Our investment in IMC was $29 million and we recorded income in 2007 and 2006 of $5.3 million and $5.6 million respectively.

Repatriation of Foreign Earnings

During the fourth quarter of 2007, we concluded that our cash balances overseas were in excess of our projected future needs outside the U.S. As a result, we established a $10.4 million deferred tax liability related to the estimated additional U.S. federal and state income taxes due upon the ultimate repatriation of $194 million of such cash balances.

PART II / ITEM 7

In the pages that follow, we discuss results, along with the events, trends, market dynamics and management initiatives that influenced them.

(in millions except %)	For the year ended December 31,			2008 vs 2007 Favorable / (Unfavorable) Change		2007 vs 2006 Favorable / (Unfavorable) Change
	2008	2007	2006	$	%	$	%
Net Sales
Aerospace & Electronics	$639	$629	$566	$10	2	$63	11
Engineered Materials	255	331	309	(76)	(23)	22	7
Merchandising Systems	402	388	258	14	3	130	50
Fluid Handling	1,162	1,136	1,000	26	2	136	14
Controls	147	135	124	12	9	11	9
Total Net Sales	$2,604	$2,619	$2,257	$(15)	(1)	$362	16
Sales Growth:
Core business				$(52)	(2)	$163	7
Acquisitions/dispositions				32	1	134	6
Foreign Exchange				5	—	65	3
Total Sales Growth				$(15)	(1)	$362	16
Operating Profit
Aerospace & Electronics	$54	$86	$99	$(32)	(37)	$(13)	(13)
Engineered Materials	4	58	50	(54)	(93)	8	16
Merchandising Systems	32	40	18	(8)	(20)	22	122
Fluid Handling	159	159	107	—	—	52	49
Controls	11	10	10	1	10	—	—
Total Segment Operating Profit*	$260	$353	$284	$(93)	(26)	$69	24
Corporate Expense	(39)	(52)	(36)	13	(25)	(16)	(44)
Corporate—Asbestos charge	—	(390)	—	390		(390)	—
Corporate—Environmental charge	(24)	(19)	—	(5)		(19)	—
Total Operating Profit (Loss)	$197	$(108)	$248	$305	(282)	$(356)	(144)
Operating Margin %
Aerospace & Electronics	8.5%	13.7%	17.5%
Engineered Materials	1.7%	17.6%	16.2%
Merchandising Systems	8.0%	10.2%	6.8%
Fluid Handling	13.7%	14.0%	10.7%
Controls	7.6%	7.3%	8.1%
Total Segment Operating Profit Margin %*	10.0%	13.5%	12.6%
Total Operating Margin %	7.6%	(4.1% )	11.0%

*	The disclosure of total segment operating profit and total segment operating profit margin provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the disclosure of total segment operating profit and total segment operating profit margin, non-GAAP financial measures, present additional useful comparisons between current results and results in prior operating periods, providing investors with a clearer view of the underlying trends of the business. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Restructuring and related charges included in segment operating profit totaled $41 million in 2008, and a restructuring net gain of $19 million was included in 2007 segment operating profit as follows:

	For the year ended December 31,
(in millions)	2008	2007
Restructuring
Aerospace & Electronics	$2	$—
Engineered Materials	19	—
Merchandising Systems	13	—
Fluid Handling	6	(19)
Controls	1	—
Total Restructuring Charge (Gain)	$41	$(19)

2008 Compared with 2007

Sales in 2008 decreased $15 million, or 1%, to $2.604 billion compared with $2.619 billion in 2007. The sales decrease was primarily due to a core business decline of $52 million (2%), offset by a net increase in revenue from acquisitions and dispositions of $32 million (1%) and favorable foreign exchange of $5 million. The Aerospace & Electronics segment reported a sales increase of $10 million, or 2%. Our Aerospace Group had a 7% sales increase in 2008 compared to the prior year, driven by continued strong production levels at aircraft manufacturers as they continued to deliver on record bookings. The Electronics Group experienced a 6% sales decline year-over-year driven largely by a decrease in deliveries to our Custom Power customers. In our Engineered Materials segment, we continued to experience significantly lower volumes to our traditional recreational vehicle (“RV”) customers and, to a lesser extent, transportation and building products customers, primarily due to the weak economy and, in the case of RVs, lack of credit available to consumers. Our Merchandising Systems segment showed a 3% revenue increase in 2008 primarily due to continued strong demand for our Payment Solutions products as well as, to a lesser extent, the successful introduction of the BevMax III glass front vender in the first half of 2008. Our Fluid Handling segment’s sales increased $26 million, or 2%, which was substantially attributable to $24 million of core growth driven by increases in product prices.

Total segment operating profit declined $93 million to $260 million in 2008, compared to $353 million in 2007. Total segment operating profit in 2008 included $41 million of restructuring charges in connection with the Restructuring Program; Total segment operating profit in 2007 included a net gain of $19 million in connection with the Foundry Restructuring. As a percent of sales, total segment operating margins decreased to 10.0% in 2008, compared to 13.5% in 2007.

The decrease in segment operating profit over the prior year was driven primarily by significant declines in operating profit in our Engineered Materials and Aerospace & Electronics segments. Our Engineered Materials segment operating profit was $54 million lower, or 93%, in 2008 compared to the prior year, and our Aerospace and Electronics segment operating profit was $32 million lower, or 37%, in 2008 compared to the prior year. The decline in Engineered Materials primarily reflected the sharp decline in sales to our traditional RV customers, coupled with $19 million in restructuring costs associated with the Restructuring Program. The decline in operating profit in Aerospace & Electronics reflected substantially higher engineering expense in the Aerospace Group related to our investments in the Boeing 787 and Airbus A400M programs. Our Fluid Handling segment operating profit was $159 million in 2008, which is flat compared to 2007; operating profit in 2008 included $6 million in charges in connection with the Restructuring Program; operating profit in 2007 included a net gain of $19 million related to the Foundry Restructuring. Merchandising Systems operating profit was $8 million lower, or 20%, in 2008 compared to the prior year; 2008 results included $13 million in charges related to the Restructuring Program.

Total operating profit was $197 million in 2008, compared to an operating loss of $108 million in 2007. In addition to the aforementioned segment results, 2008 operating results included an environmental provision of $24.3 million ($15.8 million, after-tax) related to an increase in our expected liability at our Goodyear, Arizona Superfund Site. The total 2007 operating loss included the following:

•	a provision of $390.2 million ($253.6 million, after-tax) to update and extend our estimate of our asbestos liability;

•	an environmental provision of $18.9 million ($12.3 million, after-tax) related to our expected liability at our Goodyear, Arizona Superfund Site; and

•	a provision of $7.6 million ($5.4 million, after-tax) relating to a civil false claims proceeding by the U.S. Government.

Net income in 2008 was $135.2 million, or $2.24 per share, as compared with a net loss of $62.3 million, or $1.04 per share in 2007. Net income in 2008 included the environmental provision ($15.8 million, or $0.26 per share). The 2007 net loss included:

•	the asbestos charge ($253.6 million, or $4.22 per share);

•	the environmental provision ($12.3 million or $0.20 per share);

•	the civil false claims settlement ($5.4 million, or $0.09 per share); and

•	an additional tax provision for undistributed foreign earnings ($10.4 million, or $0.17 per share).

These amounts were partially offset by the net gain resulting from the Foundry Restructuring ($18.4 million, or $0.31 per share) and the gain on the sale of the IMC joint venture ($5.8 million, or $0.10 per share).

2007 Compared with 2006

Sales in 2007 increased $362 million, or 16%, to $2.619 billion compared with $2.257 billion in 2006. The sales increase was primarily due to core business growth of $163 million (7%) and revenue from net acquisitions and dispositions of $134 million (6%). Sales growth also included $65 million (3%) from favorable foreign exchange. The Aerospace & Electronics segment reported a sales increase of $63 million, or 11%. Excluding Resistoflex-Aerospace which was divested in May 2006, segment sales were up 12%. The Aerospace Group had strong commercial OEM (Original Equipment Manufacturer) sales and aftermarket revenue. The Electronics Group experienced a 5% sales increase year over year. In the Engineered Materials segment, demand for fiberglass-reinforced panels from the recreational vehicle and transportation trailer

PART II / ITEM 7

markets declined 9% due to lower industry demand. The Merchandising Systems segment showed a $130 million revenue increase in 2007 mainly from the four acquisitions made in 2006. The Fluid Handling segment’s sales increased $136 million, or 14%, including a net decline of $10 million related to disposed businesses. Excluding dispositions, this segment’s sales increased $147 million, or 15%, $97 million (10%) from core growth, reflecting the strong conditions in general industrial markets and $50 million (5%) from favorable foreign exchange.

Total segment operating profit was $69 million, or 24% higher, in 2007 when compared to 2006. Total Fluid Handling segment operating profit was $52 million higher, or 49%, in 2007 compared to the prior year. As a percent of sales, total segment operating margins increased to 13.5% in 2007, compared to 12.6% in 2006. The increase over the prior year was driven primarily by improvement in the Fluid Handling and Merchandising Systems segments. Fluid Handling benefited from:

•	successfully leveraging higher sales volume;

•	price increases;

•	the net gain of $19 million related to the consolidation of foundry operations; and

•	the favorable impact of changes in foreign exchange rates.

Merchandising Systems benefited from continued strong global demand for payment solutions products and, to a lesser extent operating efficiencies gained through the integration of the Automatic Products International (“AP”) and Dixie-Narco Inc. (“Dixie-Narco”) acquisitions and share gains in European vending. Engineered Materials benefited from the full year profit contribution from the September 2006 Noble Composites, Inc. (“Noble”) acquisition and customer price increases. These improvements were partially offset by unfavorable operating margins in the Aerospace & Electronics segment due primarily to increased engineering expenses related to new products for major programs such as the Boeing 787 and the Airbus A400M.

An operating loss of $108 million resulted in 2007, compared to an operating profit of $248 million in 2006. 2007 operating results included:

•	a provision of $390.2 million ($254 million, after-tax) to update and extend our estimate of our asbestos liability;

•	an environmental provision of $18.9 million ($12.3 million, after-tax) related to our expected liability at its Goodyear, Arizona Superfund Site; and

•	a $7.6 million provision ($5.4 million, after-tax) relating to the previously disclosed civil false claims proceeding by the U.S. Government.

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

Aerospace & Electronics

(dollars in millions)	2008	2007	2006
Net Sales	$639	$629	$566
Operating Profit	54	86	99
Restructuring Charge*	2	—	—
Assets	472	467	469
Operating Margin	8.5%	13.7%	17.5%

*	The restructuring charge is included in operating profit and operating margin

2008 Compared with 2007.  In 2008, Aircraft Electrical Power was repositioned from the Aerospace Group to the Electronics Group as part of Power Solutions and, as a result, the discussion which follows reflects the related movement of $42 million in 2007 sales from the Aerospace Group to the Electronics Group. This change had no impact on the reported segment results as the repositioning was performed wholly within the segment. The discussion and analysis on the 2007 comparison to 2006 remains unchanged.

Sales of our Aerospace & Electronics segment increased $10 million, or 2%, in 2008 to $639 million. The Aerospace & Electronics segment’s operating profit decreased $32 million, or 37%, in 2008. The decline in operating profit was driven primarily by substantially higher engineering expense in the Aerospace Group, which was $111 million in 2008 compared to $70 million in 2007. The increase in engineering expense is primarily related to our investments in the Boeing 787 and Airbus A400M programs. In addition, operating profit in 2008 included restructuring charges of $2 million. The operating margin for the segment was 8.5% in 2008 compared to 13.7% in 2007.

Aerospace Group sales increased 7% from $379 million in 2007 to $405 million in 2008. Backlog at December 31, 2008 increased 2% to $223 million from December 31, 2007. The increase in sales was driven by continued strong production levels at aircraft manufacturers as they continued to deliver on record bookings. The commercial market accounted for 84% of Aerospace Group sales in 2008, while sales to the military market were 16% of total sales. Sales in 2008 by the Group’s four solution sets were as follows: Landing Systems, 29%; Sensing and Utility Systems, 32%; Fluid Management, 25%; and Cabin, 14%.

Our Aerospace Group’s sales increased in 2008 due to higher OEM sales which were up 8% to $251 million from $232 million in 2007 and, to a lesser extent, aftermarket volumes which increased 5% to $153 million in 2008 from $147 million in 2007. Higher sales were fueled by continued growth in the aerospace industry. Sales to OEMs were 62% of the total in 2008 and 2007. Successful modernization and upgrade programs resulted in favorable aftermarket performance. Commercial OEM build rates remained strong throughout 2008 and approximately at the same level as 2007.

Our Aerospace Group 2008 operating profit decreased 48% over the prior year, driven primarily by the $41 million increase in engineering expense, or 59%, in 2008 compared to the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The significant levels of engineering spending is primarily related to the Boeing 787 and Airbus A400M programs, which together accounted for 64% of total engineering expense for the Aerospace Group. Our Aerospace engineering expense was about 27% of sales in 2008, and we anticipate a decline in the second half of 2009 following commencement of test flights for the Boeing 787 aircraft.

Working capital as a percentage of sales was 22.1% in 2008, compared to 23.3% in 2007. The improvement over the prior year was driven primarily by improved days payable outstanding.

Electronics Group sales decreased 6% from $250 million in 2007 to $235 million in 2008. The Electronics Group was unfavorably impacted by lower volumes of our Customer Power Solutions products and, to a lesser extent, lower volumes of our Microwave Systems Solutions products. The decline in Custom Power Solutions was due to certain larger programs not being extended as well as generally lower sales levels on multiple programs. The decline in Microwave Systems Solutions was primarily related to lower volumes of certain custom microwave products as well as lower component sales. Operating profit decreased 19% over the prior year due to deleverage associated with the aforementioned decline in volume in the Customer Power and Microwave Systems Solutions products and higher program costs on certain long-term contracts. At December 31, 2008, Electronics Group backlog was up 12% from prior year levels.

Electronics Group sales by market in 2008 were as follows: military/defense, 62%; commercial aerospace, 29%; medical, 6%; and space, 3%. Sales in 2008 by the Group’s solution sets were as follows: Power, 68%; Microwave Systems, 18%; Microelectronics, 8%; and Electronic Manufacturing Services, 6%.

Working capital as a percentage of sales was 25.8% in 2008, and was generally flat compared to prior year.

2007 Compared with 2006.  Sales of the Aerospace & Electronics segment increased $63 million, or 11%, in 2007 to $629 million. The sales growth in this segment was primarily attributable to performance in the Aerospace Group. The Aerospace & Electronics segment’s operating profit decreased $13 million, or 13%, in 2007. The decline in operating profit was driven by substantially higher engineering expenses in the Aerospace Group, primarily related to the development of new products for major programs such as the Boeing 787 and Airbus A400M. The operating margin for the segment was 13.7% in 2007 compared to 17.5% in 2006.

Our Aerospace Group sales increased 14% from $369 million in 2006 to $421 million in 2007. Backlog at December 31, 2007 rose 3% to $241 million from December 31, 2006. The increase in sales and order backlog is attributable to continued strong global demand in the aerospace environment. The commercial market accounted for approximately 83% of Aerospace Group sales in 2007, while sales to the military market were approximately 17% of the total sales. Sales in 2007 by the Group’s five solution sets were as follows: Landing Systems, 28%; Sensing and Utility Systems, 26%; Fluid Management, 22%; Aircraft Electrical Power, 10%; and Cabin, 14%.

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

The Aerospace Group 2007 operating profit decreased 16% over the prior year as the higher sales volume was more than offset by significantly higher engineering spending and, to a lesser extent, less favorable aftermarket/OEM mix.

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

Electronics Group sales increased 5% from $197 million in 2006 to $208 million in 2007. The Electronics Group was favorably impacted by continued defense electronics spending, with major platforms carrying more mission payloads requiring products with higher power, increased efficiency and smaller packaging. In addition, demand in the medical market continued to increase. Operating profit was approximately the same as the prior year as the higher sales volumes were offset by higher engineering investment and higher program costs on certain long-term contracts. At December 31, 2007, Electronics Group backlog was down 6% from prior year levels.

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

Engineered Materials

(dollars in millions)	2008	2007	2006
Net sales	$255	$331	$309
Operating Profit	4	58	50
Restructuring Charge*	19	—	—
Assets	271	305	264
Operating Margin	1.7%	17.6%	16.2%

*	The restructuring charge is included in operating profit and operating margin.

PART II / ITEM 7

2008 Compared with 2007.  Engineered Materials sales decreased by $76 million from $331 million in 2007 to $255 million in 2008. Operating profit decreased by $54 million from $58 million in 2007 to $4 million in 2008. Operating profit in 2008 included restructuring charges of $19 million. Operating margins were 1.7% in 2008 compared with 17.6% in 2007.

Sales declined $76 million, or 23%, reflecting substantially lower volumes when compared to the prior year. Core business sales were down $94 million, or 28%, related to lower volumes to our traditional RVs, transportation and building products customers. We attribute these declines to the weak economy and, in the case of RVs, lack of credit available to consumers. We experienced a 48% decline in sales to our RV customers, generally in line with the continued softness in the recreational vehicle industry. In addition, we experienced a 29% decline in our sales to transportation-related customers, slightly better than reduced trailer build rates and a 9% decline to our building products customers. International sales (Europe, China and Latin America) were also down 13% in 2008 compared to 2007, primarily resulting from the general economic slowdown. These core business declines compared to the prior year were partially offset by an increase of $19 million, or 6%, related to the September 2007 acquisition of the composite panel business of Owens Corning.

The 2008 operating profit decrease was primarily attributable to deleverage associated with the substantially lower sales compared to the prior year. As a result of the significantly lower sales levels, we reduced employment levels in 2008 by 34% and, in addition, during the fourth quarter of 2008, we approved a plan to undertake further cost reduction initiatives substantially focused on facility consolidation and, to a lesser extent, additional headcount reductions. As discussed above, our Engineered Materials segment operating profit includes $19 million of restructuring charges in connection with these initiatives.

Working capital as a percentage of sales was 4.8% in 2008 and 2007.

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

acquisition, the full year impact of 2006 price increases across all product lines, material cost productivity improvements and lower customer assistance costs associated with RV panel distortion. These increases were offset by lower volumes to the Company’s traditional RVs and transportation customers.

Strong working capital management continued to show positive results. Working capital as a percentage of sales was 4.8% in 2007 as compared with 5.0% in 2006. The improvement over the prior year was driven primarily by improved days sales outstanding.

Merchandising Systems

(dollars in millions)	2008	2007	2006
Net Sales	$402	$388	$258
Operating Profit	32	40	18
Restructuring Charge*	13	—	—
Assets	302	349	338
Operating Margin	8.0%	10.2%	6.8%

*	The restructuring charge is included in operating profit and operating margin.

2008 Compared with 2007.  Merchandising Systems sales increased by $14 million from $388 million in 2007 to $402 million in 2008. Operating profit decreased by $8 million from $40 million in 2007 to $32 million in 2008. Operating profit in 2008 included restructuring charges of $13 million. Operating margins were 8.0% in 2008 compared with 10.2% in 2007.

Sales were up $14 million compared to the prior year, or 3%, primarily due to growth in the Payment Solutions business, offset slightly by a sales decrease in the Vending Solutions business. The Payment Solutions Group revenue increase was attributable to strong global demand for coin and bill validation and our coin dispensing products in the first nine months of 2008; during the fourth quarter of 2008, however, unfavorable market conditions resulted in lower Payment Solutions product sales when compared to the same prior year period. Vending Solutions experienced strong sales in the first half of 2008, when compared to the same prior year period, led by the successful introduction of the BevMax III glass front vender; similar to Payment Solutions, albeit earlier and more pronounced, our Vending Solutions business experienced substantially lower volumes beginning in the third quarter of 2008, as customers curtailed orders in response to the difficult economy and generally unfavorable market conditions. As a result of the slowing demand in the second half, we reduced employment levels by 14% in 2008.

Operating profit of $32 million decreased $8 million in 2008 versus 2007. In response to the generally unfavorable market conditions, during the fourth quarter of 2008, we approved a plan to undertake further headcount reductions as well as certain facility consolidation activities. As a result, as discussed above, Merchandising Systems operating profit included $13 million of restructuring charges in connection with these initiatives. To a lesser extent, deleverage associated with lower volumes in our Vending Solutions business adversely impacted our year-over-year results.

Working capital as a percentage of sales was 18.0% in 2008, compared to 18.9% in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

2007 Compared with 2006.   Merchandising Systems segment sales of $388 million increased $130 million from 2006 primarily due to the incremental revenue contributed from the 2006 acquisitions and, to a lesser extent, organic volume increases and favorable currency translation. The Vending Solutions Group sales increase was largely due to the full year incremental revenue from the 2006 Dixie-Narco and AP acquisitions and, to a lesser extent share gains in the European market. The Payment Solutions Group 2007 revenue increase was attributable to the full year performance of the CashCode Co. Inc. and Telequip Corporation acquisitions, coupled with strong global demand for payment solutions products, particularly in the gaming industry.

Operating profit of $40 million increased $22 million in 2007 versus 2006 driven largely by successfully leveraging the substantial sales increase in Payment Solutions and, to a lesser extent, improved performance in the Vending Solutions group as we continued to gain operating efficiencies through the integration of the AP and Dixie-Narco acquisitions.

Working capital as a percentage of sales was 18.9% in 2007, compared to 18.8% in 2006.

Fluid Handling

(dollars in millions)	2008	2007	2006
Net Sales	$1,162	$1,136	$1,000
Operating Profit	159	159	107
Restructuring Charge (Gain)*	6	(19)	—
Assets	889	869	740
Operating Margin	13.7%	14.0%	10.7%

*	The restructuring charge (gain) is included in operating profit and operating margin.

2008 Compared with 2007.    Fluid Handling sales increased by $26 million from $1.136 billion in 2007 to $1.162 billion in 2008. Operating profit was $159 million in 2008 and 2007. The 2007 operating profit included the net gain of $19 million related to the Foundry Restructuring; operating profit in 2008 included restructuring charges of $6 million. Operating margin was 13.7% in 2008 compared with 14.0% in 2007.

Sales increased $26 million, or 2%, compared to 2007. The sales increase is primarily due to $24 million, or 2%, of core growth driven by increases in product prices, which more than offset year-over-year volume declines. Backlog was $303 million at December 31, 2008, up 25% from $243 million at December 31, 2007.

Operating profit was $159 million in 2008 and 2007. The 2007 operating profit included the net gain of $19 million related to the Foundry Restructuring, as discussed above. Operating profit was strong in the first half of 2008 compared to the same 2007 period reflecting improvements across all major business units in the segment, due to strong global demand in the chemical, pharmaceutical and energy industries, coupled with throughput efficiencies, pricing discipline and to lesser extent, favorable foreign exchange. Operating profit was adversely impacted during the second half of 2008 by slowing orders from short-cycle North American businesses, delays of several large valve projects into 2009, higher operating costs, inefficiencies associated with Hurricane Ike and unfavorable foreign exchange. In addition, during the fourth quarter of 2008, we approved a plan to reduce headcount across several Fluid Handling businesses in response to potential continued weakness in global demand for industrial products which would, in turn, put further pressure on our operating margins. In the fourth quarter 2008, as discussed above our Fluid Handling segment operating profit includes $6 million of restructuring charges in connection with these initiatives.

Our Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions, Building Services & Utilities and Crane Valve Services. Valve Group revenues increased 3.8% to $873 million from $841 million in 2007 driven by higher pricing (4.2%) and an increase in revenues due to acquisitions, net of divestitures (0.9%), partly offset by lower volumes (1.0%) and unfavorable foreign exchange (0.3%). The Valve Group revenue growth was due primarily to solid pricing discipline across the businesses, partially offset by volume declines which began during the second quarter of 2008. Crane Energy Flow Solutions experienced substantial volume declines in the North America bio-fuel market, which was more than offset by price increases and stronger sales to the Middle East and China markets. The Crane ChemPharma Flow Solutions business experienced generally flat volumes, with growth primarily through strong pricing discipline when compared to 2007. Building Services & Utilities (formerly known as “Crane Group UK”) benefited from strong growth across most targeted markets (building services, water and gas) as well as from the acquisition of Delta Fluid Products in September 2008. Valve Services experienced strong core growth when compared to 2007, driven largely by increases in services for nuclear power plants and, to a lesser extent, increases in aftermarket valves and parts.

Crane Pumps & Systems revenue decreased $10 million, or 10%, to $86 million from $96 million in 2007 reflecting an $8 million decline in sales resulting from a divestiture, coupled with the impact of softness in the housing and municipal markets. These unfavorable impacts more than offset stronger military sales and strong pricing discipline when compared to the prior year.

Crane Supply revenue increased $4 million to $203 million, or 2%, from $199 million in 2007 due primarily to strong pricing discipline, increased contractor activity during the first half of 2008 and, to a lesser extent, favorable foreign exchange; notably, volumes decreased substantially during the fourth quarter when compared to the same period last year, reflecting softness in end-user markets requiring fittings, piping and plumbing supplies.

Working capital as a percentage of sales was 22.6% at December 31, 2008 and 22.3% at December 31, 2007.

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

PART II / ITEM 7

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

Controls

(dollars in millions)	2008	2007	2006
Net Sales	$147	$135	$124
Operating Profit	11	10	10
Restructuring Charge*	1	—	—
Assets	83	84	56
Operating Margin	7.6%	7.3%	8.1%

*	The restructuring charge is included in operating profit and operating margin.

2008 Compared with 2007.   Our Controls segment sales of $147 million increased $12 million, or 9%, in 2008 as compared with 2007. The increase was driven by sales contributed by the August 2007 acquisition of the Mobile Rugged Business of Kontron America, Inc. (“MRB”) and, to a lesser extent, price increases, both offset by volume declines related primarily to softness in the oil and gas and transportation markets. Segment operating profit of $11 million in 2008, increased 10% compared to 2007, primarily due to full year profit contribution from the MRB acquisition and the absence of related integration costs incurred in 2007, as well as targeted pricing actions and production efficiencies. These factors more than offset the volume decreases associated with the aforementioned market softness. Operating profit was also impacted by a $1 million charge in the fourth quarter related to the 2008 Restructuring Program.

For the segment, working capital as a percentage of sales was 16.1% in 2008, compared to 14.5% in 2007.

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

For the segment, inventory turns as well as working capital as a percent of sales were generally flat year over year.

Corporate

(dollars in millions)	2008	2007	2006
Corporate expense	$(39)	$(52)	$(36)
Corporate expense—Asbestos	—	(390)	—
Corporate expense—Environmental	(24)	(19)	—
Total Corporate	(63)	(461)	(36)
Interest income	10	6	5
Interest expense	(26)	(27)	(23)
Miscellaneous	2	10	9
Effective tax rate	26.5%	47.6%	30.7%

2008 Compared with 2007.   Total Corporate expense decreased $398 million in 2008 due to 1) the absence of the provision of $390.2 million to update and extend the estimate of our asbestos liability in 2007, 2) an environmental provision of $24.3 million and $18.9 million related to our expected liability at our Goodyear, Arizona Superfund Site recorded for the year ended December 31, 2008 and 2007, respectively, 3) the absence of a $7.6 million provision, included in corporate expense, relating to the civil false claims proceeding by the U.S. Government in 2007 and 4) $4.4 million of recoveries in 2008, included in corporate expense, in connection with environmental remediation activities.

Interest income  in 2008 was $4 million higher than 2007 primarily reflecting higher average cash balances.

Miscellaneous income  was $1.9 million in 2008, compared to $9.9 million in 2007. The 2007 amount included a $4.1 million gain from the December 2007 sale of the IMC joint venture, as well as $5.3 million of income earned in 2007 from the IMC joint venture, prior to divestiture.

The effective tax rate  of 26.5% for 2008 reflected a tax provision on pre-tax income compared to an effective tax rate of 47.6% for 2007, which reflected a tax benefit on a pre-tax loss. Our effective tax rate for 2008 reflects more tax expense when compared to 2007 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007,

•	the impact on our deferred taxes of favorable tax legislation enacted in Canada, Germany and the United Kingdom during 2007,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

•	deferred tax benefits recognized in 2007 as part of the sale of our foundry facility in the UK and the sale of our 49% interest in the IMC joint venture, and

•	a reduction in the U.S. federal tax benefit on domestic manufacturing activities in 2008 due to lower federal taxable income.

These items were partially offset by the establishment of a $10.4 million deferred tax liability in 2007 related to the estimated additional U.S. federal and state income tax due upon the ultimate repatriation of $194 million of the previously undistributed earnings of certain of our non-U.S. subsidiaries.

Asbestos and Environmental Charges  See discussion of the 2007 asbestos charge and the 2008 and 2007 environmental charges beginning on the first page of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Miscellaneous income  was $9.9 million in 2007, compared to $9.5 million in 2006. The 2007 amount included a $4.1 million gain from the December 2007 sale of the IMC joint venture. The 2006 amount included $3.8 million of income resulting from the net gain on sale of Resistoflex Aerospace and Westad, partially offset by charges related to the sale of unused property resulting from prior facility consolidation and certain legal costs associated with previous divestitures.

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

These items were partially offset by the establishment of a deferred tax liability related to the estimated additional U.S. federal and state income tax due upon the ultimate repatriation of $194 million of the previously undistributed earnings of certain of our non-U.S. subsidiaries.

Asbestos and Environmental  Charges See discussion of 2007 asbestos and environmental charges beginning on the first page of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Outlook

General.

Deteriorating global economic conditions, commercial airline financial distress/consolidation, changes in raw material and commodity prices, interest rates, foreign currency exchange rates and energy costs create material uncertainties that impact our earnings outlook for 2009. Specifically, core revenue in 2009 is expected to decline approximately 7% with lower demand anticipated across each of our five business segments. In addition, we expect approximately $19 million of incremental pension expense resulting primarily from substantially lower pension asset returns in 2008; we also expect an unfavorable foreign exchange impact on 2009 results compared to 2008. We are currently planning for approximately $15 million of restructuring charges in 2009 related to the Restructuring Program ($11 million) and integration-related expenses in connection with the December 2008 acquisition of Krombach ($4 million). Pretax savings associated with the Restructuring Program actions are expected to be $37 million in 2009 and, on an annualized basis, should approximate $51 million. The Restructuring Program, together with an anticipated $25 million reduction in Aerospace engineering spending and other ongoing cost reduction efforts will result in a pre-tax, year-over-year savings approaching $75 million in 2009.

Aerospace & Electronics.

Our Aerospace & Electronics segment has experienced a significant decline in operating profit in 2008 when compared to the same period last year. This decline was driven by substantially higher engineering expense in the Aerospace Group related to the development of new products for the Boeing 787 and Airbus A400M programs. Spending will remain at high levels until the second quarter of 2009, which is when the Company expects to complete development of the brake control system for the Boeing 787 that meets the originally specified requirements although engineering efforts at reduced levels will be needed to support test flights. This is expected to reduce engineering expense by $25 million when compared to 2008. However, Boeing has communicated certain changed aircraft requirements that affect the brake control system, and we have recently entered into discussions with our customer, GE Aviation Systems, regarding development of a new version of the 787 brake control system, including whether this additional development work will be funded by the customer. It is the Company’s position that it is not required to undertake this additional development work without customer funding, and the costs of such work, which could be material, are not included in our 2009 outlook. Partially offsetting the expected benefit of lower engineering expense, continued deterioration in airline industry market conditions is expected to have an unfavorable impact on Aerospace Group sales of higher margin aftermarket products. As a result, in 2009, we expect a decline in Aerospace Group sales, but a modest improvement in operating profit. In the Electronics Group, sales are expected to be up slightly in 2009 with modest improvement in operating margin resulting from productivity improvements and higher margins on customer contracts.

PART II / ITEM 7

Engineered Materials.

Our Engineered Materials business segment has experienced significant declines in operating profit in 2008 when compared to the same period last year. This decline reflects substantially lower volumes to our traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV purchases. Sales in 2009 will be affected by more rigorous credit standards, falling employment and continued declines in household wealth and home prices. Continued declines in many of our markets are anticipated in 2009 and, accordingly, both sales and operating profit will be adversely impacted. Compared to 2008, however, we expect operating profit to be higher, reflecting the absence of $19 million of restructuring charges recorded in the fourth quarter of 2008. The impact of the volume declines are expected to be somewhat offset by continued focus on gaining RV market share through targeted product placements as well as savings expected from facility consolidation and other cost reduction initiatives. Longer term, business fundamentals continue to be positive for these markets due to continued displacement of traditional materials by fiberglass-reinforced plastic.

Merchandising Systems.

Declining vending machine demand resulting from depressed conditions in the North American vending market and, to a lesser extent, in our Payment Solutions end markets, has put pressure on our operating margins within our Merchandising Systems segment. In response to these unfavorable market conditions, we have taken significant steps to reduce costs including reducing headcount by 14% during 2008. In addition, in the fourth quarter of 2008, we initiated facility consolidation plans and further headcount reductions that will occur in 2009. Compared to 2008, we anticipate a decline in sales driven largely by the aforementioned weak economic conditions and unfavorable foreign exchange, somewhat offset by share gains through targeted customer initiatives and leveraging new product introductions across the business. We expect operating profit to be generally flat when compared to 2008, which reflects the unfavorable impact of lower sales, offset by lower restructuring charges, continued emphasis on lean manufacturing and savings expected from consolidation activities and other cost reduction initiatives.

Fluid Handling.

In our Fluid Handling segment, while demand from the global chemical, pharmaceutical and energy industries remained firm during the first half of 2008, sales were adversely impacted beginning in the third quarter by slowing orders from short-cycle North American businesses and delays of several large valve projects. With our new regional sales office in Dubai, we have increased our customer focus in the Middle East, and deployed additional sales personnel in Asia as well as Russia and other CIS countries. Our presence in Eastern Europe was enhanced by the December 2008 acquisition of Krombach, providing our expanded global sales force with additional products. In 2009, we expect to partially offset the impact of further core business declines and unfavorable foreign exchange with the continuation of disciplined pricing, operational excellence and expanded low-cost sourcing at all of the Fluid Handling businesses, such as those expected from the Foundry Restructuring, as well as savings expected from the Restructuring Program and other cost reduction initiatives. Considering all of the foregoing, in particular our concerns regarding global economic growth, we expect a modest decline in sales and operating profit in 2009.

Controls.

We expect a modest decline in sales for 2009 due largely to continued softness in the oil and gas and transportation markets. We expect to offset the impact of this decline with savings associated with restructuring activities and other cost reduction initiatives.

Liquidity and Capital Resources

Cash and cash equivalents decreased $51 million to $232 at December 31, 2008 compared with $283 million at December 31, 2007. Our operating philosophy is to use cash provided from operating activities to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. We believe that cash provided by operating activities and funds available under our existing committed $300 million revolving credit facility, which expires in September 2012, will be sufficient to finance short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and Restructuring Program initiatives. We have no significant debt maturities coming due until the third quarter of 2013, when senior, unsecured notes having an aggregate principal amount of $200 million mature.

We updated and extended the estimate of our net asbestos liability and recorded an additional provision of $390 million during the third quarter of 2007. This provision was based on the total liability to cover the estimated cost of asbestos claims currently pending and to be subsequently asserted through 2017. Similarly, during the fourth quarter of 2008 and 2007, we updated our estimate of environmental remediation costs projected through 2014 related to our Superfund Site in Goodyear, Arizona, and recorded an additional provision of $24 million and $19 million, respectively. Although these increases did not have an immediate impact on our liquidity, they represent the incremental estimate of future cash payments associated with such exposures.

Operating Activities

Cash provided by operating activities was $191.4 million in 2008, compared to $232.8 million in 2007. The $41.4 million decrease was due primarily to a net asbestos payment of $58.1 million during in 2008, compared to a $10.2 million net asbestos payment in 2007. The net asbestos payment in 2007 includes a $31.5 million insurance settlement receipt from Equitas Limited and a $10.0 million settlement receipt from Employers Reinsurance Company. This unfavorable year-over-year comparison was partially offset by lower tax payments in 2008 versus 2007. Cash payments related to asbestos settlement and defense costs, net of related insurance recoveries, are expected to be $50 million in 2009.

Recent disruptions in the credit markets and concerns about global economic growth for industrial businesses have had a significant adverse impact on financial markets and, to an extent, our operating results in 2008. For example, our Engineered Materials business segment experienced significant declines in operating profit when compared to 2007. This decline reflected substantially lower sales to our traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

purchases. Similarly, declining vending machine demand resulting from depressed conditions in the North American vending market has put pressure on our operating margins within our Merchandising Systems segment. In our Fluid Handling segment, sales were adversely impacted during the second half of 2008 by slowing orders from short-cycle North American businesses and delays of several large valve projects into 2009. In order to align our cost base to current market conditions, during the fourth quarter of 2008, we initiated the Restructuring Program, resulting in a pre-tax charge of $40.7 million. We expect to incur additional restructuring charges of approximately $10.7 million during 2009 in connection with this program (total pre-tax charges, upon program completion, of approximately $51.4 million). Approximately 68% of the total expected charges, or $35 million, will be cash costs. Of this amount, approximately $28 million is expected to be paid in 2009 and which we will fund with cash provided by operations; however, we currently expect to achieve $37 million in savings in 2009 from this program. We have various other cost reduction initiatives which, together with targeted savings from the Restructuring Program and an expected $25 million reduction in engineering expense associated with our development of the brake control system for the Boeing 787, will result in year-over-year savings approaching $75 million. Although we believe our cost reduction programs will have a meaningful impact and are designed to align our cost structure to lower levels of demand expected in 2009, to the extent global demand for industrial products and services declines further, and/or if we are required to provide further unfunded engineering resources for the development of brake control systems for the Boeing 787, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which would have an adverse impact on our 2009 operating cash flow.

In addition, during the year ended December 31, 2008 and continuing through the date of this report, actual returns for our pension plans were below the expected long-term rates of return due to the current adverse conditions in the global securities markets. Continued actual returns below expected returns may increase the amount and timing of future contributions to these plans. We currently expect to make pension contributions of $15 million in 2009, compared to $10 million in 2008. In addition, we expect that, based on current information, pension contributions in 2010 will exceed the planned 2009 contributions.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $117.7 million in 2008, compared to $29.2 million used in the comparable period of 2007. In 2008, we made payments of $76.5 million for acquisitions, which compares to $65.5 million in 2007. Capital expenditures of $45.1 million in 2008 were generally consistent with those in 2007. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. In 2007, cash of $36 million was generated from the sale of our foundry operating facility in the UK, $33 million was generated from the sale of our joint venture company with Emerson Electric Co., Industrial Motion Controls LLC, and $11.0 million of proceeds were generated from the sale of our corporate aircraft.

Financing Activities

Financing cash flows consist primarily of proceeds from the issuance of debt and common stock, and financing uses of cash consist primarily of repayments of indebtedness, repurchases of common stock and payments of dividends to shareholders. Cash used in financing activities was $95.6 million in 2008, compared to $76.6 million used in 2007. The increase in cash used in financing activities was primarily due to higher dividends paid and an increase in common shares acquired on the open market.

Financing Arrangements

At December 31, 2008, we had total debt of $415 million as compared to $399 million at December 31, 2007. Net debt increased by $68 million to $183 million at December 31, 2008, primarily reflecting lower cash balances. The net debt to net capitalization was 19.9% at December 31, 2008, up from 11.5% at December 31, 2007.

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”). This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by us in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. The facility was not drawn upon throughout 2008, 2007 and 2006. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. In December 2008, we executed Amendment No. 1 to the facility for the purpose of removing a representation regarding our pension liability and to amend certain other terms. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2008, our ratio was 36%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option. If there is a change in control, and if as a consequence the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized

PART II / ITEM 7

as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.

In September 2003, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.

We have domestic unsecured, uncommitted money market bid rate credit lines for $110 million which were unused at December 31, 2008.

As of December 31, 2008, we had various local currency credit lines, with maximum available borrowings of $32.3 million, underwritten by banks primarily in the U.S., Canada, Germany and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $16.6 million outstanding under these facilities at December 31, 2008.

At December 31, 2008, we had open standby letters of credit of $30.3 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2009.

We have an effective shelf registration, filed on Form S-3 in May 2007 with the Securities and Exchange Commission, allowing us to issue, in one or more offerings, an indeterminate amount of either senior or subordinated debt securities.

Credit Ratings

As of December 31, 2008, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 by Moody’s Investors Service. Although prevailing market conditions are somewhat unsettled, we believe that, nonetheless, these ratings should afford us adequate access to the public and private markets for debt.

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2008:

	Payment due by Period
(in thousands)	Total	2009	2010-2011	2012-2013	After 2013
Long-term debt (1)	$400,100	$—	$—	$200,000	$200,100
Fixed interest payments	421,800	24,100	48,200	48,200	301,300
Operating lease payments	41,166	11,426	16,730	8,046	4,964
Purchase obligations	44,540	42,625	1,339	576	—
Pension and postretirement benefits (2)	383,984	31,591	77,047	70,728	204,618
Other long-term liabilities reflected on Consolidated Balance Sheets (3)	—	—	—	—	—
Total	$1,291,590	$109,742	$143,316	$327,550	$710,982

(1)	Excludes original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2018.
(3)	As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($839,496) and long-term environmental liability ($52,396).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital Structure

The following table sets forth our capitalization:

(dollars in thousands) December 31,	2008	2007
Short-term borrowings	$16,622	$548
Long-term debt	398,479	398,301
Total debt	415,101	398,849
Less cash and cash equivalents	231,840	283,370
Net debt*	183,261	115,479
Shareholders’ equity	738,062	884,803
Total capitalization	921,323	1,000,282
Net debt to shareholders’ equity*	24.8%	13.1%
Net debt to net capitalization*	19.9%	11.5%

*	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. The presentation of net debt provides useful information about our ability to satisfy its debt obligation with currently available funds.

In 2008, shareholders’ equity decreased $147 million, primarily as a result of unfavorable currency impacts of $103 million, changes in pension and postretirement items of $96 million, open-market share repurchases of $60 million, and cash dividends of $46 million, offset by net income of $135 million and $13 million from stock option exercises.

Off Balance Sheet Arrangements

We are a party to a contractually committed off-balance sheet chattel paper financing facility that enables our Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to its customers. At December 31, 2008 and 2007, $19 million and $21 million, respectively, were outstanding. Recourse to Crane Co. for all uncollectible loans made to CMS’ customers by the banks under this agreement is limited to 20% of the outstanding balance per year.

We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special purpose off-balance sheet financing entities.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1, “Nature of Operations and Significant Accounting Policies” to the Notes to the Consolidated Financial Statements. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition  Sales revenue is recorded when a product is shipped, title (risk of loss) passes to the customer and collection of the resulting receivable is reasonably assured. Revenue on long- term, fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Accounts Receivable  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts at December 31, 2008 and 2007 was $8 million and $9 million, respectively.

Inventories  We value inventory at the lower of cost or market and regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required.

Valuation of Long-Lived Assets  We review the carrying value of long-lived assets as circumstances warrant. These reviews are based upon projections of anticipated future undiscounted cash flows. No impairment charges were necessary for the three years ended December 31, 2008. While we believe these estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect valuations.

Income Taxes  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected

PART II / ITEM 7

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

Goodwill and Other Intangible Assets  As of December 31, 2008, we had $800 million of goodwill and intangible assets with indefinite lives. We perform an annual assessment of the carrying value of goodwill and intangibles with indefinite useful lives, as required. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model is used to determine the fair value for purposes of testing goodwill and indefinite lived intangible assets for impairment. No impairment charges have been required during 2008, 2007 or 2006.

Contingencies  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Pension Plans  In the U.S., we sponsor a defined benefit pension plan that covers approximately 42% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 18% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $0 in 2008, $9 million in 2007 and $10 million in 2006. Employer cash contributions were $10 million in 2008, $5 million in 2007 and $8 million in 2006. We expect, based on current actuarial calculations, to contribute cash of approximately $15 million to our pension plans in 2009. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets; however, we expect pension contributions in 2010 will exceed the planned 2009 contributions.

For the pension plan, holding all other factors constant, an increase/decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have decreased/increased U.S. 2008 pension expense by $0.7 million for U.S. pension plans and $1.0 million for Non-U.S. pension plans. Also, holding all other factors constant, an increase/decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would have decreased/increased 2008 pension expense by $0.2 million for U.S. pension plans and $0.3 million for Non-U.S. pension plans. See Note 7, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2008	2007	2006
Benefit Obligations
U.S. Plans:
Discount rate	6.75%	6.25%	6.00%
Rate of compensation increase	3.91%	4.15%	3.65%

Non-U.S. Plans:
Discount rate	6.40%	5.82%	5.14%
Rate of compensation increase	3.76%	3.26%	3.30%

Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.25%	6.00%	6.00%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.15%	3.65%	3.65%

Non-U.S. Plans:
Discount rate	5.78%	5.14%	4.95%
Expected rate of return on plan assets	7.12%	6.78%	6.79%
Rate of compensation increase	3.27%	3.29%	3.24%

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

Postretirement Benefits Other than Pensions  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $2.0 million to our postretirement benefit plans in 2009. The weighted average discount rates assumed to determine postretirement benefit obligations were 7.00%, 5.75% and 5.75% for 2008, 2007 and 2006, respectively. The health care cost trend rates assumed was 9.00% for 2008, 2007 and 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Total debt outstanding of $415 million at December 31, 2008 was generally at fixed rates of interest ranging from 5.50% to 6.55%.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•

If, on January 1, 2009, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2009, based on our year-end 2008 portfolio, net income would not be materially impacted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the operating effectiveness of internal control over financial reporting as of December 31, 2008, and issued their related attestation report which is included on page 36.

Eric C. Fast

President and Chief Executive Officer

Timothy J. MacCarrick

Vice President, Chief Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Furthermore, because the Company’s common stock is listed on the New York Stock Exchange, the Company’s President and Chief Executive Officer is required to make, and he has made as of April 29, 2008, a CEO’s Annual Certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that he was not aware of any violations by the Company of New York Exchange corporate governance listing standards.

PART II / ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Crane Co.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Responsibility for Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Crane Co. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Deloitte & Touche LLP

Stamford, CT

FEBRUARY 24, 2009

PART II / ITEM 8

Consolidated Statement of Operations

	For year ended December 31,
(in thousands, except per share data)	2008	2007	2006
Net sales	$2,604,307	$2,619,171	$2,256,889
Operating costs and expenses:
Cost of sales	1,751,036	1,776,157	1,525,633
Asbestos charge	—	390,150	—
Environmental charge	24,342	18,912	—
Restructuring charge (gain)	40,703	(19,083)	—
Selling, general and administrative	590,737	560,691	483,320
	2,406,818	2,726,827	2,008,953
Operating profit (loss)	197,489	(107,656)	247,936
Other income (expense):
Interest income	10,263	6,259	4,939
Interest expense	(25,799)	(27,404)	(23,015)
Miscellaneous income	1,899	9,906	9,474
	(13,637)	(11,239)	(8,602)
Income (loss) before income taxes	183,852	(118,895)	239,334
Provision (benefit) for income taxes	48,694	(56,553)	73,447
Net income (loss)	$135,158	$(62,342)	$165,887

Basic net income (loss) per share	$2.27	$(1.04)	$2.72
Average basic shares outstanding	59,667	60,037	60,906

Diluted net income (loss) per share	$2.24	$(1.04)	$2.67
Average diluted shares outstanding	60,298	60,037	62,103

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Balance Sheets

	Balance at December 31,
(in thousands, except per share data)	2008	2007

Assets
Current assets:
Cash and cash equivalents	$231,840	$283,370
Current insurance receivable—asbestos	41,300	33,600
Accounts receivable, net	334,263	345,176
Inventories, net	349,926	327,719
Current deferred tax assets	50,457	34,414
Other current assets	13,454	13,343
Total current assets	1,021,240	1,037,622
Property, plant and equipment, net	290,814	289,683
Insurance receivable — asbestos	260,660	306,557
Long-term deferred tax assets	233,165	220,370
Other assets	80,676	128,360
Intangible assets, net	106,701	128,150
Goodwill	781,232	766,550
Total assets	$2,774,488	$2,877,292
Liabilities and shareholders’ equity
Current liabilities:
Short-term borrowings	$16,622	$548
Accounts payable	182,147	177,978
Current asbestos liability	91,000	84,000
Accrued liabilities	246,915	230,295
U.S. and foreign taxes on income	1,980	731
Total current liabilities	538,664	493,552
Long-term debt	398,479	398,301
Accrued pension and postretirement benefits	150,125	52,233
Long-term deferred tax liability	22,971	31,880
Long-term asbestos liability	839,496	942,776
Other liabilities	78,932	65,353
Minority interest	7,759	8,394
Commitments and Contingencies (Note 10)
Shareholders’ equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,489,766 shares outstanding (60,161,351 in 2007)	72,426	72,426
Capital surplus	157,078	148,513
Retained earnings	935,460	845,864
Accumulated other comprehensive (loss) income	(45,131)	154,077
Treasury stock; 13,936,373 treasury shares (12,264,788 in 2007)	(381,771)	(336,077)
Total shareholders’ equity	738,062	884,803
Total liabilities and shareholders’ equity	$2,774,488	$2,877,292

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Cash Flows

	For year ended December 31,
(in thousands)	2008	2007	2006
Operating activities:
Net income (loss)	$135,158	$(62,342)	$165,887
Asbestos charge	—	390,150	—
Environmental charge	24,342	18,912	—
Restructuring — non cash	15,745	(27,838)	—
Gain on sale of joint venture	—	(4,144)	—
(Gain) loss on divestitures	(932)	975	(8,478)
Income from joint venture	—	(5,322)	(5,641)
Depreciation and amortization	57,162	61,310	54,285
Stock-based compensation expense	13,327	15,247	14,883
Deferred income taxes	13,296	(112,641)	5,049
Cash provided from (used for) operating working capital	17,560	(7,322)	(835)
Payments for asbestos-related fees and costs, net of insurance recoveries	(58,083)	(10,198)	(40,563)
Other	(26,183)	(23,954)	(2,892)
TOTAL PROVIDED FROM OPERATING ACTIVITIES	191,392	232,833	181,695
Investing activities:
Capital expenditures	(45,136)	(47,169)	(27,171)
Proceeds from sale of equity investment	—	32,996	—
Proceeds from disposition of capital assets	1,871	48,437	5,103
Payments for acquisitions, net of cash and liabilities assumed of $16,716 in 2008, $16,829 in 2007 and $33,219 in 2006	(76,527)	(65,498)	(282,637)
Proceeds from divestitures	2,106	2,005	26,088
TOTAL USED FOR INVESTING ACTIVITIES	(117,686)	(29,229)	(278,617)
Financing activities:
Equity:
Dividends paid	(45,203)	(39,651)	(33,596)
Reacquisition of shares on open market	(60,001)	(50,001)	(59,998)
Stock options exercised — net of shares reacquired	8,955	15,057	22,870
Excess tax benefit — exercise of stock options	1,996	6,978	7,688
Debt:
Repayments of long-term debt	—	—	(211,323)
Net (decrease) increase in short-term borrowings	(1,371)	(8,992)	9,228
Issuance of long-term debt	—	—	307,700
TOTAL (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(95,624)	(76,609)	42,569
Effect of exchange rate on cash and cash equivalents	(29,612)	17,768	12,568
(Decrease) increase in cash and cash equivalents	(51,530)	144,763	(41,785)
Cash and cash equivalents at beginning of year	283,370	138,607	180,392
Cash and cash equivalents at end of year	$231,840	$283,370	$138,607
Detail of cash provided from (used for) operating working capital (Net of effects of acquisitions):
Accounts receivable	$29,650	$2,069	$(18,746)
Inventories	(10,183)	(767)	786
Other current assets	(1,097)	529	1,526
Accounts payable	(2,720)	7,430	(846)
Accrued liabilities	16,886	9,121	15,600
U.S. and foreign taxes on income	(14,976)	(25,704)	845
TOTAL	$17,560	$(7,322)	$(835)
Supplemental disclosure of cash flow information:
Interest paid	$25,882	$27,315	$23,177
Income taxes paid	46,459	68,949	35,604

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)	Preferred Shares	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive (Loss) Income	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity
BALANCE JANUARY 1, 2006	$—	$72,426	$114,788	$814,197		$31,090	$(279,207)	$753,294

Net income				165,887	165,887			165,887
Cash dividends				(33,596)				(33,596)
Reacquisition on open market 1,553,270 shares							(59,998)	(59,998)
Exercise of stock options, net of shares reacquired, 1,469,165							25,906	25,906
Stock option amortization			6,831					6,831
Tax benefit — stock options and restricted stock			13,179					13,179
Restricted stock awarded, 148,722 shares, net				(411)			5,426	5,015
Minimum pension liability					8,638	8,638		8,638
Adjustment to initially apply FASB Statement No. 158, net of tax						(10,336)		(10,336)
Currency translation adjustment					43,783	43,783		43,783
Comprehensive income					$218,308
BALANCE DECEMBER 31, 2006	—	72,426	134,798	946,077		73,175	(307,873)	918,603

Net loss				(62,342)	(62,342)			(62,342)
Cash dividends				(39,642)				(39,642)
Reacquisition on open market 1,247,130 shares							(50,001)	(50,001)
Exercise of stock options, net of shares reacquired, 845,498							18,211	18,211
Stock option amortization			6,737					6,737
Tax benefit — stock options and restricted stock			6,978					6,978
Restricted stock awarded, 90,365 shares, net				1,771			3,586	5,357
Changes in pension and postretirement plan assets and benefit obligation, net of tax					30,027	30,027		30,027
Currency translation adjustment					50,875	50,875		50,875
Comprehensive income					$18,560
BALANCE DECEMBER 31, 2007	—	72,426	148,513	845,864		154,077	(336,077)	884,803

Net income				135,158	135,158			135,158
Cash dividends				(45,562)				(45,562)
Reacquisition on open market 2,290,976 shares							(60,001)	(60,001)
Exercise of stock options, net of shares reacquired, 426,346							13,414	13,414
Stock option amortization			5,623					5,623
Tax benefit — stock options and restricted stock			685					685
Restricted stock awarded, 193,045 shares, net			2,257				893	3,150
Changes in pension and postretirement plan assets and benefit obligation, net of tax					(95,896)	(95,896)		(95,896)
Currency translation adjustment					(103,312)	(103,312)		(103,312)
Comprehensive loss					$(64,050)
BALANCE DECEMBER 31, 2008	$—	$72,426	$157,078	$935,460		$(45,131)	$(381,771)	$738,062

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

The Aerospace & Electronics segment consists of two groups: the Aerospace Group and the Electronics Group. Aerospace products include pressure, fuel flow and position sensors and subsystems; brake control systems; coolant, lube and fuel pumps; and seat actuation. Electronics products include high-reliability power supplies and custom microelectronics for aerospace, defense, medical and other applications; electrical power components, power management products, electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets; and customized contract manufacturing services and products for military and defense applications.

The Engineered Materials segment consists of Crane Composites and Polyflon. Crane Composites, representing almost the entire segment, manufactures fiberglass reinforced plastic panels for the truck trailer and recreational vehicle markets, industrial markets and the commercial construction industry. Polyflon is a manufacturer of specialty components, primarily microwave substrates utilized in antenna applications.

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

Please refer to Note 13, “Segment Information,” of the Notes to the Consolidated Financial Statements for the relative size of these segments in relation to the total Company (both net sales and total assets).

Significant Accounting Policies

Use of Estimates  The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, restructuring provisions, employee benefits, taxes, asbestos liability and related insurance receivable, environmental liability and contingencies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands, except per share data) For year ended December 31,	2008	2007	2006
Net income (loss)	$135,158	$(62,342)	$165,887
Average basic shares outstanding	59,667	60,037	60,906
Effect of dilutive stock options	631	—	1,197
Average diluted shares outstanding	60,298	60,037	62,103
Basic net income (loss) per share	$2.27	$(1.04)	$2.72
Diluted net income (loss) per share	$2.24	$(1.04)	$2.67

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2008	2007	2006
Balance at beginning of year	$8,988	$9,192	$5,852
Provisions	6,356	5,975	11,335
Deductions	(7,263)	(6,179)	(7,995)
Balance at end of year	$8,081	$8,988	$9,192

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories  Inventories consist of the following:

(in thousands) December 31,	2008	2007
Finished goods	$97,496	$109,337
Finished parts and subassemblies	41,345	39,108
Work in process	60,106	51,923
Raw materials	150,979	127,351
Total inventories	$349,926	$327,719

Inventories are stated at the lower of cost or market. Approximate cost at domestic locations is principally determined on the last-in, first-out (LIFO) method of inventory valuation. Liquidations have increased cost of sales by $2.2 million and reduced cost of sales by $0.2 million for the years ended December 31, 2008 and 2007, respectively. Replacement cost would have been higher by $16.8 million and $13.5 million at December 31, 2008 and 2007, respectively.

Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2008	2007
Land	$58,879	$61,605
Buildings and improvements	172,157	172,248
Machinery and equipment	555,490	516,115
Gross property, plant and equipment	786,526	749,968
Less: accumulated depreciation	495,712	460,285
Property, plant and equipment, net	$290,814	$289,683

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment.

Goodwill and Intangible Assets  The Company reviews goodwill and intangibles with indefinite lives for impairment annually or whenever an event occurs or circumstances change that might reduce fair value below carrying value, in accordance with the requirements of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss is recognized. A discounted cash flow model is used to determine the fair value of the Company’s reporting units for purposes of testing for impairment. Based on this model, the Company performs its annual impairment test as of November 30, and no impairment charges were necessary in the three year period ended December 31, 2008.

Changes to goodwill, are as follows:

(in thousands) December 31,	2008	2007
Balance at beginning of year	$766,550	$704,736
Additions	47,981	46,406
Divestitures	—	(634)
Translation and other adjustments	(33,299)	16,042
Balance at end of year	$781,232	$766,550

Goodwill increased $48 million during the year ended December 31, 2008 due to the preliminary valuation allocations of the acquisitions of Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) in December 2008 and of Delta Fluid Products Limited (“Delta”) in September 2008. Goodwill increased $29 million during the year ended December 31, 2007 due to the acquisitions of the composite panel business of Owens Corning in September 2007 and the Mobile Rugged business of Kontron America, Inc. in August 2007. Adjustments related to the finalization of purchase price allocations associated with the 2006 acquisitions amounted to an additional $17 million in goodwill during the year ended December 31, 2007.

PART II / ITEM 8

Changes to intangible assets, are as follows:

(in thousands) December 31,	2008	2007
Balance at beginning of year, net of accumulated amortization	$128,150	$122,744
Additions	—	19,409
Translation and other adjustments	(6,781)	3,886
Amortization expense	(14,668)	(17,889)
Balance at end of year, net of accumulated amortization	$106,701	$128,150

A summary of the intangible assets are as follows:

	2008		2007
(in thousands) December 31,	Gross Asset	Accumulated Amortization	Gross Asset	Accumulated Amortization
Intellectual rights	$91,355	$48,858	$92,286	$43,720
Customer relationships and backlog	85,204	30,325	85,204	17,448
Drawings	10,825	10,144	10,825	9,681
Other	17,913	9,269	23,784	13,100
	$205,297	$98,596	$212,099	$83,949

Amortization expense for these intangible assets is expected to be $11.2 million in 2009, $10.3 million in 2010, $10.1 million in 2011, $8.4 million in 2012, and $47.8 million in 2013 and thereafter.

Of the $106.7 million of net intangible assets at December 31, 2008, $18.9 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under SFAS 142.

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

Financial Instruments  The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company periodically uses forward foreign exchange contracts as economic hedges of anticipated transactions and firm purchase and sale commitments. These contracts are marked to market on a current basis and the respective gains and losses are recognized in other income (expense). The Company also periodically enters into interest-rate swap agreements to moderate its exposure to interest rate changes. Interest-rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. The changes in the fair value of these derivatives are recognized in other comprehensive income for qualifying cash flow hedges.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions SFAS No. 157-1 and SFAS No. 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis (see Note 9, “Fair Value of Financial Instruments”). The Company is currently evaluating the provisions of SFAS No. 157-1 and SFAS No. 157-2 to determine the potential impact, if any, these staff positions will have on the Company’s consolidated financial statements when they are applicable beginning in the first quarter of 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of this statement on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Miscellaneous Income

(in thousands) For year ended December 31,	2008	2007	2006
Gains on sales of assets	$1,063	$4,410	$6,576
Equity joint venture income*	—	5,322	5,641
Other	836	174	(2,743)
	$1,899	$9,906	$9,474

*	Income from Industrial Motion Control Holdings LLC (“IMC”) joint venture. The Company sold its investment in this joint venture on December 18, 2007 for net proceeds of $33 million. The resulting gain of $4.1 million is included in “Gains on sales of assets”.

Note 3 – Income Taxes

Income (loss) before taxes is as follows:

(in thousands) For year ended December 31,	2008	2007	2006
U.S. operations	$14,107	$(286,826)	$150,354
Non-U.S. operations	169,745	167,931	88,980
	$183,852	$(118,895)	$239,334

The provision (benefit) for income taxes consists of:

(in thousands) For year ended December 31,	2008	2007	2006
Current:
U.S. federal tax	$(8,498)	$28,020	$37,164
State and local tax	1,050	(77)	5,265
Non-U.S. tax	42,846	42,356	25,969
	35,398	70,299	68,398
Deferred:
U.S. federal tax	9,283	(124,684)	2,901
State and local tax	(11)	(96)	1,347
Non-U.S. tax	4,024	(2,072)	801
	13,296	(126,852)	5,049
Provision (benefit) for income taxes	$48,694	$(56,553)	$73,447

The reconciliation of the statutory U.S. federal rate to the effective tax rate, is as follows:

(in thousands) For year ended December 31,	2008	2007	2006
Statutory U.S. federal tax at 35%	$64,348	$(41,613)	$83,767
Increase (reduction) from:
Non-U.S. taxes	(13,159)	(20,019)	(4,776)
State and local tax, net of federal benefit	3,006	(15,575)	4,003
Valuation allowance on state deferred tax assets	(1,967)	15,463	295
U.S. domestic manufacturing deduction	(893)	(2,107)	(791)
Foreign dividend, net of credits	3,673	5,040	(1,923)
Deferred taxes on earnings of non-U.S. subsidiaries	200	10,400	—
Research and development tax credit	(6,656)	(3,512)	(4,429)
Other	142	(4,630)	(2,699)
Provision (benefit) for income taxes	$48,694	$(56,553)	$73,447
Effective tax rate	26.5%	47.6%	30.7%

As of December 31, 2008, the Company has recorded a deferred tax liability of $7.8 million which reflects the additional U.S. federal and state income tax due upon the ultimate repatriation of $145.2 million of the undistributed earnings of its non-U.S. subsidiaries. Deferred taxes have not been provided on the remainder of the non-U.S. subsidiaries’ undistributed earnings of $28.9 million since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the U.S. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes; however, it is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings.

Tax benefits of $0.7 million in 2008, $7.0 million in 2007 and $13.2 million in 2006 associated with the exercise of employee stock options and other employee stock programs were allocated to shareholders’ equity.

A tax benefit of $47.3 million in 2008 and tax expense of $13.1 million in 2007 and $0.5 million in 2006 associated with changes in pension and post-retirement plan assets and benefit obligations were included in accumulated other comprehensive income.

PART II / ITEM 8

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

(in thousands) December 31,	2008	2007
Deferred tax assets:
Asbestos-related liabilities	$247,543	$270,380
Tax loss and credit carryforwards	37,566	29,073
Environmental	17,257	10,084
Inventories	15,647	14,971
Postretirement benefits	5,189	7,119
Accrued bonus and stock-based compensation	10,910	14,151
Insurance	5,225	3,864
Warranty	6,300	5,748
Compensated absences	7,354	6,920
Pension	37,735	—
Allowance for doubtful accounts	2,180	2,574
Restructuring reserves	13,701	1,572
Other	4,545	7,694
Total	411,152	374,150
Less: valuation allowance on non-U.S. and state deferred tax assets, tax loss and credit carryforwards	66,150	57,535
Total deferred tax assets, net	345,002	316,615
Deferred tax liabilities:
Depreciation	(39,921)	(34,408)
Intangibles	(37,211)	(33,346)
Pension	—	(16,080)
Unremitted foreign earnings	(7,800)	(10,400)
Total deferred tax liabilities	(84,932)	(94,234)
Net deferred tax asset	$260,070	$222,381
Balance sheet classification:
Current deferred tax assets	$50,457	$34,414
Long-term deferred tax assets	233,165	220,370
Accrued liabilities	(581)	(523)
Long-term deferred tax liability	(22,971)	(31,880)
Net deferred tax asset	$260,070	$222,381

As of December 31, 2008, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Credits	Non-U.S. Tax Losses	Total
2009-2012	$—	$1,476	$44,921	$—	$3,108
After 2012	2,966	2,216	229,299	—	22,810
Indefinite	—	7,426	—	180	25,852
Total	$2,966	$11,118	$274,220	$180	$51,770
Deferred tax asset on tax carry- forwards	$2,966	$7,227	$12,691	$180	$14,502	$37,566

Of the $37.6 million deferred tax asset for tax loss and credit carryforwards at December 31, 2008, $33.5 million has been offset by a valuation allowance due to the uncertainty of the Company ultimately realizing future tax benefits from these carryforwards. In addition, the Company considers it unlikely that a portion of the tax benefit related to various U.S. and non-U.S. deferred tax assets will be realized. Accordingly, a $32.7 million valuation allowance has been established against these U.S. and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2008 is $66.2 million.

In accordance with paragraph 19 of FIN 48, the Company includes both accrued interest related to unrecognized tax benefits and statutory income tax penalties in its provision (benefit) for income taxes.

A reconciliation of the total amounts of the Company’s unrecognized tax benefits, excluding interest and penalties, as of January 1, 2008 and December 31, 2008 and January 1, 2007 and December 31, 2007, respectively, is as follows:

(in thousands)	2008	2007
Balance of liability as of January 1	$4,402	$5,132
Increase as a result of tax positions taken during a prior year	1,182	579
Decrease as a result of tax positions taken during a prior year	(164)	(1,986)
Increase as a result of tax positions taken during the current year	1,649	1,353
Decrease as a result of settlements with taxing authorities	(291)	(358)
Reduction as a result of a lapse of the statute of limitations	—	(318)
Balance of liability as of December 31	$6,778	$4,402

As of December 31, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was approximately $7.0 million. The difference between this amount and the amount reflected in the tabular reconciliation above relates to (1) deferred U.S. federal income tax benefits on unrecognized tax benefits related to U.S. state income taxes, (2) interest expense, net of deferred federal, state and non-U.S. tax benefits, and (3) deferred non-U.S. income tax benefits on unrecognized tax benefits related to non-U.S. income taxes.

As of December 31, 2007, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was approximately $4.3 million. The difference between this amount and the amount reflected in the tabular reconciliation above relates to (1) deferred U.S. federal income tax benefits on unrecognized tax benefits related to U.S. state income taxes, (2) interest expense, net of deferred federal, state and non-U.S. tax benefits, and (3) unrecognized tax benefits established in purchase accounting.

During the years ended December 31, 2008 and December 31, 2007, the Company recognized $0.3 million of interest expense and $0.1 million of interest income, respectively, related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2008 and December 31, 2007, the Company recognized $0.7 million and $0.5 million, respectively, of interest expense related to unrecognized tax benefits in its consolidated balance sheet.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. In May 2007, the IRS completed its examination of the Company’s 2005 federal income tax return. As of December 31, 2008, the Company’s U.S. federal income tax returns for the years ended December 31, 2006 and December 31, 2007 have not yet been examined by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2003. At this time, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities. As of December 31, 2008, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.4 million during the next twelve months as a result of the closure of the aforementioned audits as well as the expiration of non-U.S. statutes of limitation on the assessment and collection of income taxes.

Note 4 – Accrued Liabilities

(in thousands) December 31,	2008	2007
Employee-related expenses	$82,743	$94,044
Warranty	27,305	32,218
Other	136,867	104,033
	$246,915	$230,295

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated.

A summary of the warranty liabilities is as follows:

(in thousands) For year ended December 31,	2008	2007
Balance at beginning of year	$32,218	$20,294
Additions	19,158	17,896
Less: payments / deductions	(24,071)	(5,972)
Balance at end of year	$27,305	$32,218

Note 5 – Other Liabilities

(in thousands) December 31,	2008	2007
Environmental	$52,396	$35,576
Other	26,536	29,777
	$78,932	$65,353

Note 6 – Research and Development

Research and development costs are expensed when incurred. These costs were $153.4 million, $106.8 million and $69.7 million in 2008, 2007 and 2006, respectively. Funds received from customer-sponsored research and development projects were $15.5 million, $8.4 million and $8.8 million received in 2008, 2007 and 2006, respectively, and were recorded in net sales.

Note 7 – Pension and Postretirement Benefits

In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 42% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 18% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

Non-union employees hired after December 31, 2005 are no longer eligible for participation in the Company’s domestic defined benefit pension plan or the ELDEC and Interpoint money purchase plan. Instead, qualifying employees receive an additional 2% Company contribution to their 401(K) plan accounts. Certain of the Company’s non-U.S. defined benefit pension plans were also amended whereby eligibility for new participants will cease.

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. The Company does not pre-fund these benefits and has the right to modify or terminate the plan.

PART II / ITEM 8

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2008	2007	2008	2007
Change in benefit obligation:
Beginning of year	$629,241	$624,309	$18,960	$18,370
Service cost	13,118	16,367	137	153
Interest cost	35,772	34,662	918	1,013

Plan participants’ contributions	2,018	2,481	—	—
Amendments	2,472	—	—	—
Actuarial loss (gain)	(39,366)	(29,097)	(3,324)	885
Settlement	(381)	—	—	—
Benefits paid	(32,062)	(31,755)	(2,159)	(2,513)
Foreign currency exchange impact	(76,271)	9,567	(75)	87
Acquisition/divestitures/ curtailment	4,474	2,707	—	965
Benefit obligation at end of year	539,015	629,241	14,457	18,960
Change in plan assets:
Fair value of plan assets at beginning of year	689,081	640,238
Actual return on plan assets	(136,823)	57,842
Foreign currency exchange impact	(88,099)	15,108
Employer contributions	10,047	5,167
Acquisition/transferred liability	4,475	—
Plan participants’ contributions	2,018	2,481
Settlement	(381)
Benefits paid	(32,062)	(31,755)
Fair value of plan assets at end of year	448,256	689,081	—	—
Funded status	(90,759)	59,840	(14,457)	(18,960)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2008	2007	2008	2007
Other assets	$47,329	$95,857	$—	$—
Current liabilities	(507)	(381)	(1,913)	(2,363)
Accrued pension and postretirement benefits	(137,581)	(35,636)	(12,544)	(16,597)
	$(90,759)	$59,840	$(14,457)	$(18,960)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2008	2007	2008	2007
Net loss (gain)	$121,704	$(21,480)	$(4,328)	$(1,215)
Prior sevice cost (credit)	2,376	(242)	—	(50)
Transition asset	23	43	—	—
	$124,103	$(21,679)	$(4,328)	$(1,265)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2008	2007	2008	2007	2008	2007
Projected benefit obligation	$307.4	$308.3	$231.6	$320.9	$539.0	$629.2
Accumulated benefit obligation	291.8	292.2	214.8	288.6	506.6	580.8
Fair value of plan assets	197.4	290.8	250.9	398.3	448.3	689.1

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in thousands) December 31,	2008	2007
Projected benefit obligation	$338,370	$338,447
Accumulated benefit obligation	319,901	319,706
Fair value of plan assets	207,875	302,522

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost
Service cost	$13,754	$16,961	$17,157	$137	$153	$178
Interest cost	35,772	34,047	31,516	918	1,013	1,129
Expected return on plan assets	(50,826)	(44,681)	(40,346)	—	—	—
Amortization of prior service cost	492	516	682	(50)	(84)	(84)
Amortization of net (gain) loss	(707)	604	1,174	(186)	(128)	(154)
Settlement costs	110	—	—	—	—	—
Special termination benefits	1,207	1,870	—	—	—	—
Net periodic benefit cost	$(198)	$9,317	$10,183	$819	$954	$1,069

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $7.6 million and $0.5 million, respectively. The estimated net gain for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.3 million.

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2008	2007	2006	2008	2007	2006
U.S. Plans:
Discount rate	6.75%	6.25%	6.00%	7.00%	5.75%	5.75%
Rate of compensation increase	3.91%	4.15%	3.65%
Non-U.S. Plans:
Discount rate	6.40%	5.82%	5.14%
Rate of compensation increase	3.76%	3.26%	3.30%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2008	2007	2006	2008	2007	2006
U.S. Plans:
Discount rate	6.25%	6.00%	6.00%	5.75%	5.75%	6.00%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.15%	3.65%	3.65%
Non-U.S. Plans:
Discount rate	5.78%	5.14%	4.95%
Expected rate of return on plan assets	7.12%	6.78%	6.79%
Rate of compensation increase	3.27%	3.29%	3.24%

In developing the long-term rate of return assumption, the Company evaluated input from actuaries and investment consultants as well as long-term inflation assumptions.

The discount rate used by the Company for valuing pension liabilities is based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

The assumed health care cost trend rates are as follows:

December 31,	2008	2007
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$62	$(56)
Effect on postretirement benefit obligation	684	(628)

Plan Assets  The Company’s pension plan weighted-average asset allocations by asset category are as follows:

Asset Category December 31,	2008	2007
Equity securities	43%	62%
Debt securities	36%	29%
Money market	10%	3%
Other	11%	6%

Equity securities include Crane Co. common stock, which represents 3% and 4% of plan assets at December 31, 2008 and 2007, respectively.

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

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $14.7 million to its defined benefit pension plans and $2.0 million to its other postretirement benefit plan in 2009. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets; however the Company expects pension contributions in 2010 will exceed the planned 2009 contributions.

PART II / ITEM 8

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2009	$29,612	$1,980
2010	42,135	1,882
2011	31,223	1,806
2012	32,773	1,654
2013	34,722	1,579
2014-2018	198,064	6,554
Total payments	$368,529	$15,455

The Company participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Contributions to these plans were $1.0 million in 2008 and $0.8 million in 2007 and 2006.

The Company’s subsidiaries ELDEC Corporation and Interpoint Corporation have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were $2.6 million in 2008, $2.5 million in 2007 and $2.3 million in 2006.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $6.4 million in 2008, $6.5 million in 2007, and $5.2 million in 2006.

Note 8 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2008	2007
Long-term debt consists of:
5.50% notes due 2013	$199,319	$199,175
6.55% notes due 2036	199,060	199,026
Other	100	100
Total Long-term debt	$398,479	$398,301
Short-term borrowings	$16,622	$548

In September 2007, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by the Company in May 2005. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. The facility was not used throughout 2008, 2007 and 2006. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, certain ERISA events, material judgments and a change in control. In December 2008, the Company executed Amendment No. 1 to the facility for the purpose of removing a representation regarding its pension liability and to amend certain other terms. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2008, the Company’s ratio was 36%.

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.

In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.

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

The Company has domestic unsecured money market bid rate credit lines for $110 million at December 31, 2008.

As of December 31, 2008, the Company, or its subsidiaries, had various local currency credit lines, with maximum available borrowings of $32.3 million, underwritten by banks primarily in the U.S., Canada, Germany, Slovenia and the United Kingdom. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $16.6 million outstanding under these facilities at December 31, 2008.

At December 31, 2008, the Company had open standby letters of credit of $30.3 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Fair Value of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $343.4 million and $395.5 million at December 31, 2008 and 2007, respectively.

The Company is a party to a contractually committed off-balance sheet chattel paper financing facility that enables its Crane Merchandising Systems business to offer various sales support financing programs to its customers. At December 31, 2008 and 2007, $19 million and $21 million, respectively, were outstanding. Recourse to the Company for all uncollectible loans made to CMS’s customers by the banks under this agreement is limited to 20%.

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

The Company has forward contracts outstanding with related receivables of $0.03 million and payables of $2.42 million as of December 31, 2008 which are reported at fair value using Level 2 inputs.

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

Note 10 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2009	$11,455	$29	$11,426
2010	10,411	90	10,321
2011	6,500	91	6,409
2012	5,106	95	5,011
2013	3,092	57	3,035
Thereafter	4,964	—	4,964
Total minimum lease payments	$41,528	$362	$41,166

Rental expense was $28.4 million, $25.5 million and $20.9 million for 2008, 2007 and 2006, respectively.

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company. This commitment is secured by the leased airplane and the fair value of the residual value guarantee was recorded as a $0.6 million liability as of March 31, 2007.

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2008, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2008	2007	2006
Beginning claims	80,999	85,941	89,017
New claims	4,671	3,417	4,853
Settlements*	(1,236)	(1,441)	(1,043)
Dismissals	(9,562)	(6,918)	(6,886)
Ending claims **	74,872	80,999	85,941

*	Includes Norris judgment.
**	Does not include 36,389 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

PART II / ITEM 8

Of the 74,872 pending claims as of December 31, 2008, approximately 25,200 claims were pending in New York, approximately 24,300 claims were pending in Mississippi, approximately 9,300 claims were pending in Texas and approximately 3,600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are concluded through settlements. To date, the Company has paid one judgment arising from an adverse jury verdict in an asbestos matter. That payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict, in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. Such judgment amounts are not included in the Company’s incurred costs until available appeals are exhausted and the final payment amount is determined.

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. However, on March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The Company intends to pursue all available rights to appeal the verdict.

On May 16, 2008 the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was approximately $679,000 plus interest and costs. The Company is pursuing an appeal in this matter.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the years ended December 31, 2008, 2007, and 2006 totaled $97.1 million, $87.5 million, $69.1 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, in the years ended December 31, 2008, 2007 and 2006 totaled $58.1 million, $10.2 million (reflecting the receipt of $31.5 million in previously escrowed funds from Equitas Limited (“Equitas”) in January 2007 and the receipt of $10.0 million for full policy buyout from Employers Reinsurance Company (“ERC”) in April 2007), and $40.6 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Year Ended December 31,			Cumulative to Date Through December 31, 2008
(in millions)	2008	2007	2006
Settlement / indemnity costs incurred (1)	$45.2	$41.6	$26.3	$169.3
Defense costs incurred (1)	51.9	45.9	42.8	214.3
Total costs incurred	$97.1	$87.5	$69.1	$383.6
Pre-tax cash payments (2)	$58.1	$10.2	$40.6	$194.0

(1)	Before insurance recoveries and tax effects.
(2)	Net of payments received from insurers, including a $31.5 million payment from Equitas in January 2007 and $10.0 million from ERC in April 2007. Cumulative amounts include certain legal fees and expenses related to the terminated MSA in 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $930 million as of December 31, 2008, approximately 68% is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved.

Insurance Coverage and Receivables.  Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with nine of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with four of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $61.3 million in aggregate. The most recent of these buyouts was reached in October 2008 with Highlands Insurance Company, which currently is in receivership in the State of Texas. The settlement agreement with Highlands was formally approved by the Texas receivership court on December 8, 2008, and Highlands paid the full settlement amount, $14.5 million, to Crane Co. on January 12, 2009. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional

PART II / ITEM 8

factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. After considering the foregoing factors and consulting with legal counsel and such insurance consultants, the Company determined its probable insurance reimbursement rate for the aggregate liability recorded as of September 30, 2007 to be 33%. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $302 million as of December 31, 2008.

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

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly or if legislation or another alternative solution is implemented; however, the

Company is currently unable to estimate such future changes. Although the resolution of these claims may take many years, the effect on results of operations, financial position and cash flows, in any given period from a revision to these estimates could be material.

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Site”) discussed below.

The Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Site since 1994. The Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Site providing for, among other things, a work plan for further investigation and remediation activities at the Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, we and our technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with our technical advisors, we prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, we estimated our liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, we revised our forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Site, among other things. Our revised liability estimate of $65.2 million, which is included in accrued liabilities and other liabilities in our consolidated balance sheet, resulted in an additional charge of $24.3 million during the fourth quarter of 2008.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice (“DOJ”) on behalf of the Depart-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ment of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Site. As of December 31, 2008 the Company has recorded a receivable of $13.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

The Company has been identified as a potentially responsible party with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Site”). The Site is located about five (5) miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the site for the production of ordinance and other related products for use in World War II. In 1947, the Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordinance and explosives. A predecessor to the Company formerly leased portions of the Site, and conducted manufacturing operations at the Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study (“RI/FS”) at the Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Site. We are informed that GD-OTS completed a Phase I remedial investigation in 2008, is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. No discussion about the allocable share of the various PRP’s, including the U.S. Government, is likely to take place before the end of 2010. The Company has no information regarding the potential cost of the remediation work, nor does it have any estimate of its relative share of past or future costs incurred at the Site. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

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

Other Proceedings

The Company has been defending two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The Court denied the plaintiff’s claim for additional post-trial equitable relief, and entered a final judgment, which included prejudgment interest of approximately $0.6 million. The total award of $3.8 million was paid in mid-2008, and the plaintiff has waived its right to an appeal.

The other lawsuit went to trial in mid-January of 2009 solely on the issue of liability, and on January 27 the jury returned a verdict of liability against the Company. The next phase of the trial, to be scheduled in the fall of 2009, will determine damages. The aggregate damages sought in this lawsuit include approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. The Company will actively explore its appellate options with a view towards overturning this verdict and will vigorously defend itself against the damages sought. The Company is in discussions with its insurers regarding coverage for this liability.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery and the Company believes that it has valid defenses to the underlying claims

PART II / ITEM 8

raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers, and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a significant on the Company’s results of operations and cash flows in the periods affected.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a significant on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant on the Company’s results of operations and cash flows for that period.

Note 11 – Acquisitions and Divestitures

During 2008, the Company completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. The preliminary allocation of goodwill for these acquisitions amounted to $48 million. The final purchase price allocations will be completed in the first half of 2009.

In December 2008, the Company acquired all of the capital stock of Krombach, a manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. The purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach’s 2008 full year sales were approximately $100 million and is being integrated into the Company’s Fluid Handling segment. Goodwill for this acquisition has initially been allocated at $31 million.

In September 2008, the Company acquired Delta, a designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of approximately $39 million in 2008 and is being integrated into the Company’s Fluid Handling segment. Goodwill for this acquisition has initially been allocated at $17 million.

During 2007, the Company completed two acquisitions at a total cost of $65 million. The allocation of goodwill for these acquisitions amounted to $29 million. The final purchase price allocations were completed during 2008.

In September 2007, the Company acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of recreational vehicles. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and is being integrated into the Noble Composites business within the Engineered Materials segment. Goodwill for this acquisition amounted to $18 million.

In August 2007, the Company acquired the Mobile Rugged Business of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications. The purchase price was $26.6 million. The acquired business had sales of $25 million in 2006 and is being integrated into the Azonix business within the Controls segment. Goodwill for this acquisition amounted to $12 million.

In December 2007, together with the Company’s partner, Emerson Electric Co., the Industrial Motion Control, LLC (“IMC”) joint venture was sold, generating proceeds to the Company of $33 million. The investment in IMC was $29 million and the Company recorded income in 2007, 2006 and 2005 of $5.3 million, $5.6 million and $6.0 million, respectively.

During 2006, the Company completed five acquisitions at a total cost of $283 million. The allocation of goodwill for these acquisitions amounted to $148 million. The final purchase price allocations were completed during 2007.

In October 2006, the Company acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of $46 million in cash. Dixie-Narco is the largest can / bottle merchandising equipment manufacturer in the world. Primary customers are the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $14 million.

In September 2006, the Company acquired all the outstanding capital stock of Noble Composites, Inc. (“Noble”) for a cash purchase price of $72 million. Noble, located in Goshen, Indiana, was a privately held company specializing in the manufacture and sale of premium, high-gloss finished composite panels for use by motor home and travel trailer manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into the Company’s Engineered Materials segment. Goodwill for this acquisition amounted to $31 million.

In June 2006, the Company acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production has been consolidated into the Company’s Merchandising Systems facility in St. Louis, Missouri. AP was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $11 million.

In June 2006, the Company acquired all of the outstanding capital stock of Telequip Corporation (“Telequip”) for a cash purchase price of $45 million. Telequip, with headquarters in Salem, New Hampshire, has been manufacturing coin dispensing equipment since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip’s coin dispensers have a particularly strong position in automated self-checkout markets. Telequip had total annual sales of $20 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2006. Telequip was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $37 million.

In January 2006, the Company acquired substantially all of the assets of CashCode Co. Inc. (“CashCode”), a manufacturer of bill validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for $86 million in cash. CashCode had sales of $48 million in 2005. CashCode is located in Concord, Ontario, Canada and Kiev, Ukraine, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. CashCode was integrated into the Company’s Merchandising Systems segment. Goodwill for this acquisition amounted to $55 million.

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

Note 12 – Stock-Based Compensation Plans

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

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Dividend yield	2.09%	1.85%	1.37%
Volatility	23.71%	25.60%	26.40%
Risk-free interest rate	2.71%	4.76%	4.27%
Expected lives in year	4.20	4.20	4.20

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

Activity in the Company’s stock option plans for the year ended December 31, 2008 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period	4,591	$30.59
Granted	1,025	36.60
Exercised	(508)	28.33
Canceled	(252)	35.62
Options outstanding at end of period	4,856	31.83	3.24
Options exercisable at end of period	3,125	$28.99	2.46

The weighted-average fair value of options granted during 2008, 2007 and 2006 was $6.74, $9.55 and $9.21, respectively. The total fair value of shares vested during 2008, 2007 and 2006 was $6.6 million, $8.5 million and $7.3 million, respectively. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $6.4 million, $19.5 million and $34.2 million, respectively. The total cash received from these option exercises was $14.4 million, $27.4 million and $52.5 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $2.0 million, $7.0 million and $13.2 million, respectively. The options outstanding and options exercisable have no aggregate intrinsic value as of December 31, 2008. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 and December 31, 2006 was $56.7 million and $40.1 million, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $8.3 million, $8.5 million and $8.1 million in 2008, 2007 and 2006, respectively. Changes in the Company’s restricted stock for the year ended December 31, 2008 were as follows:

Restricted Stock Activity	Restricted Shares (in 000’s)	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	524	$33.28
Granted	297	36.19
Vested	(218)	30.88
Forfeited	(34)	34.35
Unvested restricted stock at end of period	569	$35.66

PART II / ITEM 8

Note 13 – Segment Information

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

Information by industry segment follows:

(in thousands)	2008	2007	2006
Aerospace & Electronics
Net sales — outside	$638,658	$628,676	$566,216
Net sales — intersegment	—	184	156
Operating profit (a)	54,097	86,176	99,181
Assets	471,768	466,673	468,652
Goodwill	189,613	189,990	189,940
Capital expenditures	9,625	11,723	6,511
Depreciation and amortization	11,809	13,432	12,599
Engineered Materials
Net sales — outside	$255,434	$331,029	$309,258
Operating profit (b)	4,242	58,339	50,252
Assets	270,719	305,384	264,282
Goodwill	171,429	171,591	154,030
Capital expenditures	8,627	13,773	5,059
Depreciation and amortization	9,723	9,254	5,625
Merchandising Systems
Net sales — outside	$401,577	$388,227	$257,818
Operating profit (c)	32,028	39,684	17,529
Assets	302,361	348,914	338,207
Goodwill	153,177	173,692	146,236
Capital expenditures	7,051	7,883	3,117
Depreciation and amortization	13,593	16,554	12,662
Fluid Handling
Net sales — outside	$1,161,887	$1,136,589	$999,637
Net sales — intersegment	68	196	230
Operating profit (d)	159,363	159,251	107,377
Assets	889,067	868,873	740,390
Goodwill	238,880	203,337	198,214
Capital expenditures	13,643	12,170	8,407
Depreciation and amortization	16,292	16,832	17,317
Controls
Net sales — outside	$146,751	$134,651	$123,960
Net sales — intersegment	394	561	68
Operating profit (e)	11,237	9,901	10,052
Assets	83,482	84,390	56,213
Goodwill	28,133	27,940	16,316
Capital expenditures	4,661	1,273	1,364
Depreciation and amortization	4,010	2,976	2,494

(a)	Includes a restructuring charge of $2,041 in 2008.
(b)	Includes a restructuring charge of $19,096 in 2008.
(c)	Includes a restructuring charge of $13,118 in 2008.
(d)	Includes a restructuring charge of $5,679 in 2008 and a restructuring gain of $19,083 in 2007.
(e)	Includes a restructuring charge of $768 in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by industry segment (continued):

(in thousands)	2008	2007	2006
Consolidated net sales
Reporting segments	$2,604,768	$2,620,112	$2,257,343
Intersegment elimination	(461)	(941)	(454)
TOTAL NET SALES	$2,604,307	$2,619,171	$2,256,889
Operating profit (loss)
Reporting segments	$260,967	$353,351	$284,391
Corporate — before asbestos	(39,136)	(51,945)	(36,455)
Corporate expense — asbestos charge	—	(390,150)	—
Corporate expense — environmental charge	(24,342)	(18,912)	—
TOTAL OPERATING PROFIT (LOSS)	$197,489	$(107,656)	$247,936
Interest income	10,263	6,259	4,939
Interest expense	(25,799)	(27,404)	(23,015)
Miscellaneous — net	1,899	9,906	9,474
Income (loss) before income taxes	$183,852	$(118,895)	$239,334
Assets
Reporting segments	$2,017,397	$2,074,234	$1,867,744
Corporate	757,091	803,058	569,102
TOTAL ASSETS	$2,774,488	$2,877,292	$2,436,846
Goodwill
Reporting segments	$781,232	$766,550	$704,736
Capital expenditures
Reporting segments	$43,607	$46,822	$24,458
Corporate	1,529	347	2,713
TOTAL CAPITAL EXPENDITURES	$45,136	$47,169	$27,171
Depreciation and amortization
Reporting segments	$55,427	$59,048	$50,697
Corporate	1,735	2,262	3,588
TOTAL DEPRECIATION AND AMORTIZATION	$57,162	$61,310	$54,285

Information by geographic segments follows:

(in thousands)	2008	2007	2006
Net sales*
United States	$1,567,002	$1,627,980	$1,421,620
Canada	306,886	309,467	266,801
Europe	596,785	554,985	455,799
Other international	133,634	126,739	112,669
TOTAL NET SALES	$2,604,307	$2,619,171	$2,256,889
Assets*
United States	$1,122,561	$1,115,368	$1,104,738
Canada	189,229	233,321	205,490
Europe	626,297	693,141	495,084
Other international	79,310	32,404	62,432
Corporate	757,091	803,058	569,102
TOTAL ASSETS	$2,774,488	$2,877,292	$2,436,846

*	Net sales and Assets by geographic region are based on the location of the business unit.

PART II / ITEM 8

Note 14 – Quarterly Results For The Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First			Second			Third			Fourth	Year
2008
Net sales	$678,868			$693,482			$642,678			$589,279	$2,604,307
Cost of sales	452,531	(a	)	455,647			434,382			408,476	1,751,036
Gross profit	226,337	(a	)	237,835			208,296			180,803	853,271
Net income (loss)	48,378	(b	)	59,009			36,082	(c	)	(8,311)	135,158
Net income (loss) per basic share	0.81			0.99			0.60			(0.14)	2.27
Net income (loss) per diluted share	0.79			0.97			0.60			(0.14)	2.24
2007
Net sales	$628,217			$660,897			$664,093			$665,964	$2,619,171
Cost of sales	423,683	(d	)	452,273			445,603			454,597	1,776,157
Gross profit	204,534	(d	)	208,624			(171,660)			188,475	429,973
Net income (loss)	43,645	(e	)	45,736	(f	)	(196,950)	(g	)	45,227	(62,342)
Net income (loss) per basic	0.72			0.77			(3.29)			0.75	(1.04)
Net income (loss) per diluted share	0.71			0.75			(3.29)			0.74	(1.04)

(a)	Includes a $2,044 reimbursement from the U.S. Government and $2,400 reimbursement from a service provider, both related to the environmental clean-up activities.
(b)	Includes the impact of item a) cited above, net of tax.
(c)	Includes a $25,737 restructuring charge (net of tax) and a $15,822 environmental provision (net of tax).
(d)	Includes a $7,600 settlement with the U.S. Government.
(e)	Includes the impact of item d) cited above, net of tax.
(f)	Includes a $250,000 asbestos provision (net of tax).
(g)	Includes an $18,402 restructuring gain (net of tax), a $12,293 environmental provision (net of tax), a $5,846 gain on sale of a joint venture (net of tax), $3,597 tax impact of an asbestos provision recorded in the third quarter of 2007, and a $10,400 tax provision for the potential repatriation of foreign cash.

Note 15 – Restructuring

2008 Actions.  Recent disruptions in the credit markets and concerns about global economic growth for industrial businesses have had a significant adverse impact on financial markets and, to an extent, the Company’s operating results in 2008. For example, the Company’s Engineered Materials business segment experienced significant declines in operating profit when compared to 2007. This decline reflected substantially lower sales to its traditional recreational vehicle customers, driven largely by the inability of consumers to obtain financing for RV purchases. Similarly, declining vending machine demand resulting from depressed conditions in the North American vending market has put pressure on the Company’s operating margins within its Merchandising Systems segment. In the Company’s Fluid Handling segment, sales were adversely impacted during the second half of 2008 by slowing orders from short-cycle North American businesses and delays of several large valve projects into 2009. In order to align the Company’s cost base to current market conditions, during the fourth quarter of 2008, the Company initiated broad-based restructuring actions which include facility consolidations, headcount reductions and other related costs (the “Restructuring Program”). At December 31, 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million as follows: Aerospace & Electronics $2.0 million, Engineered Materials $19.1 million, Merchandising Systems $13.1 million, Fluid Handling $5.7 million and Controls $0.8 million. The following table summarizes the restructuring charges by cost type and business segment:

(in millions)	Severance	Facility Exit Costs	Asset Write- Downs	Total
Aerospace & Electronics	$2.0	$—	$—	$2.0
Engineered Materials	1.4	2.0	15.7	19.1
Merchandising Systems	7.9	5.2	—	13.1
Fluid Handling	5.7	—	—	5.7
Controls	0.8	—	—	0.8
	$17.8	$7.2	$15.7	$40.7

The Company expects the 2008 actions to result in net workforce reductions of approximately 700 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company is targeting the majority of all workforce and all facility related cost reduction actions for completion during 2009. Approximately 68% of the total pre-tax charge will require cash payments, which the Company will fund with cash generated from operations. The Company expects to incur additional restructuring and related charges of approximately $10.7 million during 2009 to complete these actions as follows: Aerospace & Electronics $1.3 million, Engineered Materials $2.0 million and Merchandising Systems $7.3 million The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $51 million annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007 Actions.  During the fourth quarter of 2007, the Company’s Fluid Handling segment commenced implementation of a restructuring program designed to further enhance operating margins. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. In December 2007, the Company recognized workforce reduction charges of $9 million and, also in December 2007, pursuant to this program, the Company sold its foundry facility in the UK, generating a pre-tax gain of $28 million. As of December 31, 2008, the Company has recognized $11 million in pre-tax charges in connection with this program and expects to incur total pre-tax charges, upon program completion, of approximately $14 million. The Foundry Restructuring is expected to be substantially completed by the middle of 2009. The Company expects pre-tax savings to approximate $7 million annually.

The following table summarizes the accrual balances related to the Foundry Restructuring:

(in millions)	December 31, 2007	Expense	Utilization	December 31, 2008
Severance	$6.8	$1.8	$(5.6)	$3.0
Other	2.0	$1.6	$(1.6)	$2.0
Total	$8.8	$3.4	$(7.2)	$5.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.

Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2008. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 6, 2009 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, its charters for its Management Organization and Compensation Committee, its

Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm. The information on our website is not part of this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 6, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 6, 2009.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2004 Stock Incentive Plan	4,635,711	$31.95	$1,754,638
2000 Non-employee Director Stock Compensation Plan	219,833	29.35	93,207
Equity compensation plans not approved by security holders	—	—	—
Total	4,855,544	$31.83	$1,847,845

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 6, 2009.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 6, 2009.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Consolidated Financial Statements:

(b) Exhibits

Exhibit No.	Description

Exhibit 3.b	Company’s bylaws as amended on January 26, 2009.

Exhibit 11	Computation of net income per share.

Exhibit 21	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Credit Agreement dated as of July 22, 2003, among Crane Co., the Borrowing Subsidiaries party hereto, the Lenders party thereto, and JP Morgan Chase Bank, as Administrative Agent (incorporated by reference in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 29, 2003).

3)	Amended and Restated Credit Agreement dated as of September 26, 2007 among Crane Co., the borrowing subsidiaries party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A, and The Bank of New York, as Documentation Agents (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007).

4)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 16, 2008 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008).

PART IV / ITEM 15

(4)(b)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Plan contained in Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Corporate EVA Incentive Compensation Plan contained in Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(i)	2007 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 9, 2007.

(j)	2007 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 9, 2007.

(k)	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control, contained in Exhibit 10(iii)(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Agreements in this form have been entered into with the following executive officers: Messrs, duPont, Ellis, Fast, Krawitt, MacCarrick, Maue, Mitchell, Noonan, Pantaleoni and Perlitz and Ms. Kopczick.

(l)	Form of Indemnification Agreement, contained in Exhibit 10(iii)(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Agreements in this form have been entered into with each director and executive officer of the Company.

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
(Registrant)
By	/S/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 2/24/09

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/S/ E.C. FAST	By	/S/ T.J. MACCARRICK	By	/S/ R.A. MAUE
	E.C. Fast President and Chief Executive Officer Date 2/24/09		T.J. MacCarrick Vice President, Chief Financial Officer (Principal Financial Officer) Date 2/24/09		R.A. Maue Vice President, Controller (Principal Accounting Officer) Date 2/24/09

Directors

By	/S/ R.S. EVANS	By	/S/ E.T. BIGELOW	By	/S/ D.G. COOK
	R.S. Evans, Chairman of the Board Date 2/24/09		E.T. Bigelow Date 2/24/09		D.G. Cook Date 2/24/09

By	/S/ K.E. DYKSTRA	By	/S/ E.C. FAST	By	/S/ R.S. FORTÉ
	K. E. Dykstra Date 2/24/09		E.C. Fast Date 2/24/09		R.S. Forté Date 2/24/09

By	/S/ D.R. GARDNER	By	/S/ W.E. LIPNER	By	/S/ P.R. LOCHNER, JR.
	D.R. Gardner Date 2/24/09		W.E. Lipner Date 2/24/09		P.R. Lochner, Jr. Date 2/24/09

By	/S/ R.F. MCKENNA	By	/S/ C.J. QUEENAN, JR.	By	/S/ J.L.L. TULLIS

	R.F. McKenna Date 2/24/09		C.J. Queenan, Jr. Date 2/24/09		J.L.L. Tullis Date 2/24/09