Form 10-Q
period 2009-03-31
CRANE CO /DE/
filed 2009-05-08
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non –accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2009

Common stock, $1.00 Par Value – 58,439,243 shares

Part I - Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$555,139	$678,868
Operating costs and expenses:
Cost of sales	382,010	452,531
Selling, general and administrative	135,245	150,988

Operating profit	37,884	75,349

Other income (expense):
Interest income	843	2,284
Interest expense	(6,770)	(6,505)
Miscellaneous - net	1,592	330

	(4,335)	(3,891)

Income before income taxes	33,549	71,458
Provision for income taxes	10,238	23,080

Net income	$23,311	$48,378

Basic net income per share:	$0.40	$0.81

Diluted net income per share:	$0.40	$0.79

Average basic shares outstanding	58,453	60,040
Average diluted shares outstanding	58,543	60,955
Dividends per share	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$210,315	$231,840
Accounts receivable, net	324,596	334,263
Current insurance receivable - asbestos	35,300	41,300
Inventories, net:
Finished goods	97,352	97,496
Finished parts and subassemblies	40,257	41,345
Work in process	62,822	60,106
Raw materials	151,625	150,979

Inventories, net	352,056	349,926
Other current assets	67,320	63,911

Total current assets	989,587	1,021,240
Property, plant and equipment:
Cost	777,069	786,526
Less: accumulated depreciation	489,271	495,712

Property, plant and equipment, net	287,798	290,814
Long-term insurance receivable - asbestos	244,956	260,660
Long-term deferred tax assets	223,250	233,165
Other assets	79,609	80,676
Intangible assets, net	109,351	106,701
Goodwill	765,516	781,232

Total assets	$2,700,067	$2,774,488

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) March 31, 2009	December 31, 2008
Liabilities and Shareholders’ Equity
Current liabilities:
Short-term borrowings	$7,507	$16,622
Accounts payable	156,917	182,147
Current asbestos liability	91,000	91,000
Accrued liabilities	243,164	246,915
U.S. and foreign taxes on income	228	1,980

Total current liabilities	498,816	538,664
Long-term debt	398,523	398,479
Accrued pension and postretirement benefits	151,691	150,125
Long-term deferred tax liability	22,533	22,971
Long-term asbestos liability	820,447	839,496
Other liabilities	69,835	78,932

Total liabilities	1,961,845	2,028,667
Commitments and Contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	154,233	157,078
Retained earnings	947,381	935,460
Accumulated other comprehensive income	(66,030)	(45,131)
Treasury stock	(377,704)	(381,771)

Total shareholders’ equity	730,306	738,062
Noncontrolling interest	7,916	7,759

Total equity	738,222	745,821
Total liabilities and equity	$2,700,067	$2,774,488

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,985,143)	(13,936,373)

Common stock outstanding	58,440,996	58,489,766

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net income	$23,311	$48,378
Depreciation and amortization	15,053	14,983
Stock-based compensation expense	2,062	3,615
Deferred income taxes	8,694	6,097
Cash used for working capital	(27,619)	(29,834)
Receipts (payments) for asbestos-related fees and costs, net of insurance recoveries	2,656	(2,061)
Other	(8,773)	2,951

Total provided by operating activities	15,384	44,129

Investing activities:
Capital expenditures	(9,974)	(9,080)
Proceeds from disposition of capital assets	1,703	676
Payment for acquisitions, net of cash acquired	—	(85)
Proceeds from divestiture	—	506

Total used for investing activities	(8,271)	(7,983)

Financing activities:
Equity:
Dividends paid	(11,688)	(10,795)
Reacquisition of shares on the open market	—	(40,000)
Stock options exercised - net of shares reacquired	(637)	3,556
Excess tax benefit from stock-based compensation	—	107
Debt:
Net (decrease) increase in short-term debt	(9,316)	9,037

Total used for financing activities	(21,641)	(38,095)

Effect of exchange rates on cash and cash equivalents	(6,997)	13,307

(Decrease) increase in cash and cash equivalents	(21,525)	11,358
Cash and cash equivalents at beginning of period	231,840	283,370

Cash and cash equivalents at end of period	$210,315	$294,728

Detail of cash used for working capital:
Accounts receivable	$4,451	$(24,382)
Inventories	(6,945)	(15,171)
Other current assets	307	(592)
Accounts payable	(22,845)	19,427
Accrued liabilities	(1,233)	(10,365)
U.S. and foreign taxes on income	(1,354)	1,249

Total	$(27,619)	$(29,834)

Supplemental disclosure of cash flow information:
Interest paid	$6,199	$5,918
Income taxes (received) paid	$(10,692)	$15,268

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 in the first quarter of 2009. See Note 12, “Derivative Instruments and Hedging Activities”.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements. In February 2008, the FASB issued Staff Positions SFAS No. 157-1 and SFAS No. 157-2 which delayed the effective date of SFAS No. 157 for one year for certain non-financial assets and non-financial liabilities and removed certain leasing transactions from its scope. The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and financial liabilities measured on a recurring basis (see Note 13, “Fair Value Measurements”). The adoption of SFAS No. 157-1 and SFAS No. 157-2 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s financial statements. Net income included $0.2 million and $0.1 million attributable to noncontrolling interests for the three months ended March 31, 2009 and 2008, respectively.

3.	Segment Results

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Corporate consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

Financial information by reportable segment is set forth below:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net Sales
Aerospace & Electronics	$151,947	$158,451
Engineered Materials	38,152	82,773
Merchandising Systems	71,694	113,504
Fluid Handling	266,497	288,500
Controls	26,849	35,640

Total	$555,139	$678,868

Operating Profit
Aerospace & Electronics	$17,233	$15,995
Engineered Materials	1,487	11,654
Merchandising Systems	2,980	14,138
Fluid Handling	36,767	44,762
Controls	414	1,300
Corporate*	(20,997)	(12,500)

Total	37,884	75,349
Interest income	843	2,284
Interest expense	(6,770)	(6,505)
Miscellaneous - net	1,592	330

Income before income taxes	$33,549	$71,458

*	Includes a charge in 2009 of $7.75 million related to the settlement of a lawsuit brought against the Company by a customer alleging failure of the Company’s fiberglass-reinforced plastic material (See Note 8).

	As of
(in thousands)	March 31, 2009	December 31, 2008
Assets
Aerospace & Electronics	$473,037	$471,768
Engineered Materials	270,697	270,719
Merchandising Systems	302,108	302,361
Fluid Handling	867,226	889,067
Controls	76,267	83,482
Corporate	710,732	757,091

Total	$2,700,067	$2,774,488

4.	Net Income Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted net income per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2008
Net Income	$23,311	$48,378

Average basic shares outstanding	58,453	60,040
Effect of dilutive stock options and restricted stock units	90	915

Average diluted shares outstanding	58,543	60,955

Basic net income per share	$0.40	$0.81
Diluted net income per share	$0.40	$0.79

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were excluded from the computation of diluted earnings per share in the three-month periods ended March 31, 2009 and 2008 because they were anti-dilutive (5.4 million average options for the first quarter of 2009 and 1.4 million average options for the first quarter of 2008).

5.	Comprehensive Income

Total comprehensive income for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net income	$23,311	$48,378
Foreign currency translation adjustments	(20,899)	20,685

Comprehensive income	$2,412	$69,063

6.	Goodwill and Intangible Assets

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance at beginning of period	$781,232	$766,550
Additions	—	47,175
Adjustments to purchase price allocations	(8,386)	806
Currency translation	(7,330)	(33,299)

Balance at end of period	$765,516	$781,232

During the three months ended March 31, 2009, adjustments to purchase price allocations were a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price, and were related primarily to the Delta Fluid Products Limited acquisition in September 2008.

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Balance at beginning of period, net	$106,701	$128,150
Additions	7,183	—
Amortization expense	(3,825)	(14,668)
Currency translation	(708)	(3,757)
Asset write-downs	—	(3,024)

Balance at end of period, net	$109,351	$106,701

A summary of intangible assets is as follows:

	Weighted Average	March 31, 2009			December 31, 2008
(in thousands)	Amortization Period (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	6.7	$93,769	$50,497	$43,272	$91,355	$48,858	$42,497
Customer relationships and backlog	8.3	88,396	32,342	56,054	85,204	30,325	54,879
Drawings	0.9	10,825	9,954	871	10,825	10,144	681
Other	5.9	18,233	9,079	9,154	17,913	9,269	8,644

Total	7.0	$211,223	$101,872	$109,351	$205,297	$98,596	$106,701

Amortization expense for these intangible assets is currently estimated to be approximately $10.1 million in 2009, $10.7 million in 2010, $10.6 million in 2011, $9.0 million in 2012, $8.6 million in 2013 and $41.5 million in 2014 and thereafter. Included within Intangible Assets is $18.9 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

7.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	March 31, 2009	December 31, 2008
Employee related expenses	$81,079	$82,743
Warranty	27,396	27,305
Other	134,689	136,867

Total	$243,164	$246,915

8.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2009, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2009	2008	2008
Beginning claims	74,872	80,999	80,999
New claims	847	1,041	4,671
Settlements*	(165)	(337)	(1,236)
Dismissals	(288)	(600)	(9,562)

Ending claims **	75,266	81,103	74,872

*	Includes Joseph Norris judgment.

**	Does not include 34,551 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 75,266 pending claims as of March 31, 2009, approximately 25,000 claims were pending in New York, approximately 18,500 claims were pending in Mississippi, approximately 9,500 claims were pending in Texas and approximately 2,100 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid one judgment arising from an adverse jury verdict in an asbestos matter. That payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict, in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. Such judgment amounts are not included in the Company’s incurred costs until available appeals are exhausted and the final payment amount is determined.

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

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was approximately $0.68 million plus interest and costs. The Company is pursuing an appeal in this matter.

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.925 million; however, based on California court rules regarding allocation of damages, plaintiffs have requested a judgment against the Company in the amount of $1.65 million, plus costs. The court has not yet entered judgment on the verdict, and the Company will pursue post-trial relief once the court enters judgment.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the three-month periods ended March 31, 2009 and 2008 totaled $22.3 million and $22.5 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax receipts/payments for settlement and defense costs, net of funds received from insurers, in the three-month periods ended March 31, 2009 and 2008 totaled a $2.7 million net receipt, (reflecting the receipt of $14.5 million for full policy buyout from Highlands Insurance Company (“Highlands”)) and a $2.1 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended March 31,		Year Ended December 31, 2008	Cumulative to Date Through March 31, 2009
	2009	2008
Settlement / indemnity costs incurred (1)	$8.9	$10.4	$45.2	$178.2
Defense costs incurred (1)	13.4	12.1	51.9	227.7

Total costs incurred	$22.3	$22.5	$97.1	$405.9

Pre-tax cash (receipts) / payments (2)	($2.7)	$2.1	$58.1	$191.3

(1)	Before insurance recoveries and tax effects.

(2)	Net of payment received from insurers. The three months ended March 31, 2009 includes a $14.5 million payment from Highlands in January 2009. There were no comparable policy settlements in the 2008 period.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Effects on the Condensed Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period consisting of the two full preceding calendar years (and additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience over the past two to three years and covering claims expected to be filed through the indicated period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A will also show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process the Company also takes into account trends in the tort system such as those enumerated above. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $911 million as of March 31, 2009, approximately 68% of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2009 was $91 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with ten of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective April 21, 2009, between the Company and Employers Mutual Casualty Company, by and through its managing general agent and attorney-in-fact Mutual Marine Office, Inc. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with four of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $61.3 million in aggregate. The most recent of these buyouts was reached in October 2008 with Highlands Insurance Company, which currently is in receivership in the State of Texas. The settlement agreement with Highlands was formally approved by the Texas receivership court on December 8, 2008, and Highlands paid the full settlement amount, $14.5 million, to the Company on January 12, 2009. Reimbursements from such insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007, the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $280 million as of March 31, 2009.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability that is in excess of available insurance coverage allocated to such years.

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

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes and, accordingly, while it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably determined. Although the resolution of these claims may take many years, the effect on the results of operations, financial position and cash flow in any given period from a revision to these estimates could be material.

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at March 31, 2009 and December 31, 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists and the U.S. Environmental Protection Agency (the “EPA”). Estimates at the Goodyear Site are subject to uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions (which were notable in recent years), the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that adjustments to the Company’s liability estimate will be necessary as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, we and our technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with our technical advisors, we prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, we estimated our liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, we revised our forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated liability was $61 million as of March 31, 2009. The current portion was approximately $11 million and represents the Company’s best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2014 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2009 the Company has recorded a receivable of $13.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. In the first quarter of 2009, the Company issued a $35 million letter of credit to support requirements of the consent decree for the Goodyear Site.

The Company has been identified as a potentially responsible party with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study (“RI/FS”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. We are informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. The Company does not believe that it is likely that any discussion about the allocable share of the various potentially responsible parties, including the U.S. Government, will take place before the end of 2010. The Company has no information regarding the potential cost of the remediation work, nor does it have any estimate of its relative share of past or future costs incurred at the Crab Orchard Site. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

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

The other lawsuit went to trial in mid-January of 2009 solely on the issue of liability, and on January 27 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In a mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009. Based upon both insurer commitments and liability estimates previously recorded, the Company recorded a pre-tax charge of $7.75 million in connection with this settlement.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff are in excess of $50 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery, and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. Based on a review of its coverage, however, the Company has determined that it is facing a potential $25 million gap in insurance coverage, for the layer of insurance which would have provided protection for losses above $25 million but below $50 million. The Company has initiated certain actions aimed at closing the gap in insurance coverage. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and the gap in coverage was not closed, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a significant impact on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

Other Commitments

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company. This commitment is secured by the leased airplane and the fair value of the residual value guarantee was recorded as a $0.6 million liability as of March 31, 2007.

9.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended March 31,
	2009	2008	2009	2008
(in thousands)	Pension Benefits		Other Postretirement Benefits
Service cost	$2,535	$4,240	$28	$38
Interest cost	8,567	8,512	236	253
Expected return on plan assets	(8,893)	(11,170)	—	—
Amortization of prior service cost	133	129	—	(21)
Amortization of net loss (gain)	1,915	151	(84)	(32)

Net periodic cost	$4,257	$1,862	$180	$238

The Company expects, based on current actuarial calculations, to contribute approximately $14.7 million to its domestic and foreign defined benefit plans and $2.0 million to its other postretirement benefit plans in 2009, of which $2.6 million and $0.3 million have been contributed during the first three months of 2009, respectively. The Company contributed $10.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2008. However, cash contributions for the remainder of 2009 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

10.	Income Taxes

The Company calculated its income tax provision for the three months ended March 31, 2009 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 30.5% for the three months ended March 31, 2009 is lower than the Company’s effective tax rate of 32.3% for the three months ended March 31, 2008 primarily as a result of the inclusion in 2009 of the U.S. research tax credit, which expired as of December 31, 2007 and had not been extended as of March 31, 2008.

The Company’s effective tax rate for the three months ended March 31, 2009 is lower than the statutory U.S. federal tax rate primarily as a result of:

•	earnings in jurisdictions outside the U.S. that are taxed at rates lower than the U.S. statutory tax rate,

•	the U.S. federal research tax credit, and

•	the U.S. federal tax benefit on domestic manufacturing activities.

These items are partially offset by U.S. state taxes, net of the U.S. federal tax benefit, and current U.S. taxation of certain foreign-sourced income taxed at rates lower than the U.S. statutory tax rate.

The changes in the Company’s gross unrecognized tax benefits during the three months ended March 31, 2009 are as follows:

(in thousands) Increase/(decrease) as a result of:	Three Months Ended March 31, 2009
Tax positions taken during a prior period	($34)
Tax positions taken during the current period	$232
Settlements with taxing authorities	($215)
Lapses in the statute of limitations	($31)

During the three months ended March 31, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by less than $0.1 million.

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three months ended March 31, 2009, the total amount of interest income related to unrecognized tax benefits recognized in the consolidated statement of operations was less than $0.1 million. At both March 31, 2009 and December 31, 2008, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was approximately $0.7 million.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (the “IRS”) as well as other state and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2005. During the first quarter of 2009, the IRS commenced an examination of the Company’s 2007 federal tax return.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2004. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities.

As of March 31, 2009, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $2.0 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the closure of the aforementioned audits.

11.	Long-term Debt and Notes Payable

The following table summarizes the Company’s debt as of March 31, 2009 and December 31, 2008:

(in thousands)	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Long-term debt consists of:
5.50% notes due 2013	$199,068	$199,319
6.55% notes due 2036	199,355	199,060
Other	100	100

Total Long-term debt	$398,523	$398,479

Short-term borrowings	$7,507	$16,622

12.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2009, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows.

13.	Fair Value Measurements

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

During the first quarter of 2009, the Company reported $7.2 million for the fair value of intangible assets, using Level 3 inputs, of Delta Fluid Products Limited, which was acquired in September 2008.

The Company has foreign exchange contracts outstanding with related receivables of $0.5 million and payables of $1.1 million as of March 31, 2009 which are reported at fair value using Level 2 inputs.

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

14.	Restructuring

2008 Actions. During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakening global economy, the Company initiated broad-based restructuring actions in order to align its cost base to lower levels of demand. These actions include headcount reductions and select facility consolidations (the “Restructuring Program”). In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million and the Company estimates additional restructuring charges of approximately $10.7 million during 2009 to complete these actions (total pre-tax charges, upon program completion, of approximately $51.4 million). The Company expects the 2008 actions to result in net workforce reductions of approximately 700 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company is targeting the majority of all workforce and all facility related cost reduction actions for completion during 2009. Approximately 68% of the total expected charges, or $35 million will be cash costs. The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $51 million annually.

The following table summarizes the accrual balances related to the Restructuring Program:

(in millions)	December 31, 2008	Expense/ (Income)	Utilization	March 31, 2009
Severance	$17.8	$(2.0)	$(7.3)	$8.5
Other	7.2	1.6	(1.5)	7.3

Total	$25.0	$(0.4)	$(8.8)	$15.8

During 2008, the Company recorded asset impairment charges of $15.7 million related to the Restructuring Program.

In addition to the $10.7 million of charges expected from the Restructuring Program, the Company estimates that it will incur approximately $4.0 million of integration-related expenses during 2009 in connection with the December 2008 acquisition of Krombach.

2007 Actions. During the fourth quarter of 2007, the Company’s Fluid Handling segment commenced implementation of a restructuring program designed to further enhance operating margins. The planned actions include ceasing the manufacture of malleable iron and bronze fittings at foundry operating facilities in the United Kingdom and Canada, respectively, and exiting both facilities and transferring production to China (the “Foundry Restructuring”). The program primarily includes workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. In December 2007, the Company recognized workforce reduction charges of $9 million and, also in December 2007, pursuant to this program, the Company sold its foundry facility in the United Kingdom, generating a pre-tax gain of $28 million. As of March 31, 2009, the Company has recognized $11 million in pre-tax charges in connection with this program and expects to incur total pre-tax charges, upon program completion, of approximately $14 million. The Foundry Restructuring is expected to be substantially completed by the middle of 2009. The Company expects pre-tax savings to approximate $7 million annually.

The following table summarizes the accrual balances related to the Foundry Restructuring:

(in millions)	December 31, 2008	Expense	Utilization	March 31, 2009
Severance	$3.0	$—	$(1.1)	$1.9
Other	2.0	0.4	(0.3)	2.1

Total	$5.0	$0.4	$(1.4)	$4.0

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, in response to a weakening global economy, we continue to critically review our cost structure in an effort to better position our operations to accommodate potential declines in demand for our products and services. Considering the current uncertainty in estimating both the potential costs related to such efforts as well as projected levels of efficiencies that we expect to achieve, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission and are incorporated by reference herein.

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

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire companies that fit strategically with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture that stresses continuous improvement and ensure a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure.

Outlook

Recent disruptions in the financial markets and concerns about global economic growth for industrial businesses have had a significant adverse impact on end markets as well as our operating results and cash flow during the latter half of 2008 and through the first three months of 2009. By way of example, during the first three months of 2009, our short-cycle Engineered Materials and Merchandising Systems business segments experienced significant declines in sales and operating profit when compared to the same period last year. The decline in Engineered Materials reflects substantially lower volumes to our traditional recreational vehicle customers and, to a lesser extent, transportation-related and building products customers. The decline in Merchandising Systems is due to lower demand for both vending and payment systems products, resulting from the generally depressed economic environment. We have also experienced lower operating profit in our Fluid Handling segment, driven primarily by unfavorable foreign exchange and softness in most end markets. In addition, recent project deferrals in our Fluid Handling segment as well as rescheduling in the commercial aerospace business suggest continued difficult markets in 2009. Furthermore, engineering spending in our Aerospace Group will likely remain at high levels through the second quarter of 2009 which is when we expect to complete development of the brake control system for the Boeing 787 that meets the originally specified requirements, although engineering efforts at reduced levels will be needed to support test flights. Accordingly, we expect accelerating reductions in engineering expense throughout the balance of 2009.

Boeing has communicated certain changed aircraft requirements that affect the brake control system, and we have recently entered into discussions with our customer, GE Aviation Systems, regarding development of a new version of the 787 brake control system, including whether this additional development will be funded by the customer. Although it is our position that we are not required to undertake this additional development work without customer funding, if such customer funding is not obtained and we are required to develop a new version of the brake control system, it would have a significant impact on our results of operations and cash flow.

In response to the aforementioned outlook considerations, we have taken significant steps to reduce costs and improve cash flow across all of our businesses, which include significant headcount reductions and select facility consolidations. Excluding two acquisitions in the second half of 2008, headcount has been reduced by 1,600 people, or 13%, since year-end 2007, of which 700 were in the first quarter of 2009.

Reflecting on our operating results for the first quarter 2009 and our expectation of a difficult operating environment for the remainder of the year, we are pursuing further opportunities to ensure our cost structure is properly aligned to demand and to maximize cash flow and we expect to substantially exceed our previously announced cost savings goal of $75 million.

Results from Operations

First quarter of 2009 compared with first quarter of 2008

	Three Months Ended March 31,
(dollars in millions)	2009	2008	Change
Net sales	$555.1	$678.9	$(123.7)	(18.2%)
Operating profit	$37.9	$75.3	$(37.4)	(49.7%)
Operating margin	6.8%	11.1%
Other income (expense):
Interest income	$0.8	$2.3	$(1.5)	(65.2%)
Interest expense	(6.7)	(6.5)	(0.2)	(3.1)
Miscellaneous - net	1.6	0.3	1.3	433.3

	$(4.3)	$(3.9)	$(0.4)	10.3%
Provision for income taxes	$10.2	$23.1	$(12.9)	(55.8%)

Net income	$23.3	$48.4	$(25.1)	(51.9%)

First quarter 2009 sales decreased $123.7 million, or 18.2%, over the first quarter of 2008. Core business sales for the first quarter declined approximately 16%, or $107.8 million. This decline was largely due to lower sales levels in our short-cycle businesses, particularly Engineered Materials and Merchandising Systems, both of which have been impacted by very difficult end market conditions. Acquired businesses (Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) and Delta Fluid Products Limited (“Delta”)), net of $1.2 million of lost sales resulting from divestures, contributed 5% growth, or $33.3 million. The impact of currency translation on sales decreased reported sales by approximately 7%, or $49.3 million, as the U.S. dollar strengthened against other major currencies in the first quarter of 2009 compared to the first quarter of 2008. Net sales related to operations outside the U.S. for the three-month periods were 39.3% and 39.2% of total net sales for the quarters ended March 31, 2009 and 2008, respectively.

Operating profit was $37.9 million in the first quarter 2009 compared to $75.3 million in the comparable period of 2008. We experienced significant declines in operating profit in our Engineered Materials and Merchandising Systems businesses due largely to the aforementioned lower sales levels and, to a lesser extent, unfavorable foreign exchange in our Fluid Handling business. We also recorded a charge of $7.8 million related to a settlement of a previously disclosed lawsuit. Operating profit margins were 6.8% in the first quarter 2009 compared to 11.1% in the comparable period of 2008.

Our effective tax rate of 30.5% for the three months ended March 31, 2009 is lower than the effective tax rate of 32.3% for the three months ended March 31, 2008 primarily as a result of the inclusion in 2009 of the U.S. research tax credit, which expired as of December 31, 2007 and had not been extended as of March 31, 2008.

Order backlog at March 31, 2009 totaled $724.5 million, 6% lower than the backlog of $768.6 million at March 31, 2008 and 7% lower than $781.9 million at December 31, 2008. Order backlog at March 31, 2009 and December 31, 2008 included $46.5 million and $56.9 million, respectively, related to the acquisitions of Delta and Krombach.

Segment Results

All comparisons below refer to the first quarter 2009 versus the first quarter 2008, unless otherwise specified.

Aerospace & Electronics

	First Quarter
(dollars in millions)	2009	2008	Change
Sales	$151.9	$158.5	$(6.5)	(4.1%)
Operating Profit	$17.2	$16.0	$1.2	7.5%
Profit Margin	11.3%	10.1%

The first quarter 2009 sales decrease of $6.5 million reflected a sales decrease of $8.1 million in the Aerospace Group and an increase of $1.6 million in the Electronics Group. The segment’s operating profit increased $1.2 million, or 7.5%, in the first quarter of 2009 when compared to the same period in the prior year. The increase in operating profit was driven by higher profits in the Electronics Group and a $3.3 million decline in engineering expense in the Aerospace Group; total engineering expense for the Aerospace Group was $21.0 million in the first quarter of 2009 compared to $24.3 million in the first quarter of 2008 and $28.0 million in the fourth quarter of 2008.

Aerospace Group sales of $93.2 million decreased $8.1 million, or 8%, from $101.5 million in the prior year period. This decrease was attributable to declines in both commercial OEM and aftermarket product sales, which declined 10% and 5%, respectively, from the same period last year; these declines were partially offset by higher sales of military product sales (OEM and spares) and modernization and upgrade product sales. During the first quarter of 2009, sales to OEMs and sales to aftermarket customers were 60% and 40%, respectively, of total sales, compared to 62% and 38%, respectively, in the same period last year. Operating profit declined by $1.4 million in the first quarter of 2009 when compared to the same period last year. This decline was due to the aforementioned lower sales volumes, partially offset by the decline in engineering expenses and savings associated with cost reduction initiatives.

Electronics Group sales of $58.7 million increased $1.6 million, or 2.8%. Operating profit increased by $2.6 million in the first quarter of 2009, compared to the first quarter of 2008 due largely to higher sales volumes and savings associated with cost reduction initiatives.

The Aerospace & Electronics segment backlog was $396.4 million at March 31, 2009, compared with $407.4 million at March 31, 2008 and $418.4 million at December 31, 2008.

Engineered Materials

	First Quarter		Change
(dollars in millions)	2009	2008
Sales	$38.2	$82.8	$(44.6)	(53.9%)
Operating Profit	$1.5	$11.7	$(10.2)	(87.2%)
Profit Margin	3.9%	14.1%

First quarter 2009 sales decreased $44.6 million, or 53.9%, reflecting substantially lower volumes to our traditional recreational vehicle, transportation and building products customers when compared to the prior year. The substantial decline was driven by a 76% decline in sales to our traditional recreational vehicle customers, in line with the continued softness in the recreational vehicle industry. In addition, we experienced a 42% decline in our sales to transportation-related customers, consistent with reduced trailer build rates and, further, a 30% decline to our building products customers, resulting from the soft non-residential construction market. Correspondingly, due to the aforementioned lower sales volumes, operating profit in the first quarter of 2009 decreased 87.2%. Notwithstanding the unfavorable prior year comparison, operating performance in the first quarter of 2009 improved when compared to the fourth quarter of 2008, primarily reflecting savings associated with ongoing cost reduction initiatives, productivity improvements and lower raw material costs. We have reduced employment levels by 45% and 18%, respectively, compared to December 2007 and December 2008, and facility consolidation activities are being completed pursuant to our restructuring program.

The Engineered Materials segment backlog was $6.9 million at March 31, 2009, compared with $15.9 million at March 31, 2008 and $6.9 million at December 31, 2008.

Merchandising Systems

	First Quarter		Change
(dollars in millions)	2009	2008
Sales	$71.7	$113.5	$(41.8)	(36.8%)
Operating Profit	$3.0	$14.1	$(11.2)	(79.4%)
Profit Margin	4.2%	12.5%

First quarter 2009 sales decreased $41.8 million, or 36.8%, including $34.6 million, or 30.5% of core sales decline and unfavorable foreign currency translation of $7.2 million, or 6.3%. The decline in core sales primarily reflects substantially lower new order demand for both Vending Solutions and Payments Solutions products which began in the second half of 2008 and continued through the first quarter of 2009. The primary drivers of the end market softness for our Vending Solutions products were 1) higher commercial office space vacancies, 2) declining factory employment levels and 3) continuing margin pressure on vending route operators. The global slowdown in gaming, retail and transportation end markets were the primary drivers for the decline in demand for our Payments Solutions products. Operating profit for the segment decreased by $11.2 million over the first quarter of 2008, or 79.4%, due primarily to the volume deleverage on reduced sales. In response to the lower levels of demand, general expense reduction programs have been implemented, we have reduced employment levels by approximately 21% compared to year-end 2007, and we will be consolidating certain vending machine production facilities during the second half of 2009.

The Merchandising Systems segment backlog was $18.8 million at March 31, 2009, compared with $42.6 million at March 31, 2008 and $23.4 million at December 31, 2008.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2009	2008
Sales	$266.5	$288.5	$(22.0)	(7.6%)
Operating Profit	$36.8	$44.8	$(8.0)	(17.9%)
Profit Margin	13.8%	15.5%

First quarter 2009 sales decreased $22.0 million, or 7.6%, driven by unfavorable foreign currency translation of $39.9 million, or 13.8%, and a $15.4 million, or 5.4% decline in core sales, partially offset by a net increase in sales from two acquired businesses (Krombach and Delta) of $33.3 million, or 11.6%. The core sales performance was impacted by a broad-based volume decline and reflected weakness in our short-cycle businesses, including the Building Services and Utilities business in the United Kingdom, commercial valves in North America, and lower sales of MRO products for chemical and pharmaceutical businesses. Segment operating profit decreased $8.0 million, or 17.9%, over the 2008 first quarter. The operating profit decrease was primarily due to the impact of unfavorable foreign exchange and the lower sales volumes, partially offset by productivity improvements and savings associated with ongoing cost reduction initiatives.

The Fluid Handling segment backlog was $275.7 million at March 31, 2009, compared with $268.3 million at March 31, 2008 and $302.7 million at December 31, 2008. Order backlog at March 31, 2009 and December 31, 2008 included $46.5 million and $56.9 million, respectively, related to the acquisitions of Delta and Krombach.

Controls

	First Quarter		Change
(dollars in millions)	2009	2008
Sales	$26.8	$35.6	$(8.8)	(24.7%)
Operating Profit	$0.4	$1.3	$(0.9)	(68.2%)
Profit Margin	1.5%	3.6%

The first quarter 2009 sales decrease of $8.8 million and the $0.9 million operating profit decline reflects substantial volume declines to our oil and gas, transportation and military end use applications.

The Controls segment backlog was $26.7 million at March 31, 2009, compared with $34.5 million at March 31, 2008 and $30.5 million at December 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents decreased $22 million to $210 million at March 31, 2009 compared with $232 million at December 31, 2008. Our operating philosophy is to use cash provided from operating activities to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. Recent disruptions in the credit markets and concerns about global economic growth for industrial businesses have, however, had a significant and adverse impact on financial markets as well as our operating results during the latter half of 2008 and through the first three months of 2009. In response, we have initiated a variety of actions to conserve cash and maintain liquidity:

•

In December 2008, we announced a series of actions to align our cost base to lower levels of demand expected in 2009 (see “Operating Activities”, below). We anticipate these efforts to yield $37 million in savings in 2009.

•	We expect to reduce engineering expenses associated with the development of the Boeing 787 brake control system by $25 million in 2009.

•	We expect to reduce our level of capital expenditures in 2009 to approximately $35 million, which compares to $45 million in 2008.

•	Our repurchase of shares, which is discretionary and flexible, may not occur in the same amount or at the same pace as in prior years.

•

We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement (which expires in September 2012) and we have no significant debt maturities coming due until the third quarter of 2013, when senior, unsecured notes having an aggregate principal amount of $200 million mature.

Notwithstanding the lower levels of demand forecasted in 2009, our current cash balance together with cash generated from future operations and $265 million available under our existing committed $300 million revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures, Restructuring Program initiatives and expected increases in pension contributions.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $15.4 million for the first quarter of 2009, a decrease of $28.7 million, or 65%, as compared to the first quarter of 2008. This decrease was due substantially to lower earnings. Also contributing to the decline were higher environmental remediation payments and, to a lesser extent, higher pension contributions. These unfavorable changes were partially offset by $2.7 million of net asbestos receipts in the first quarter of 2009 compared to $2.1 million of net asbestos payments in the same period last year. The first quarter of 2009 included a $14.5 million insurance settlement receipt from the Highlands Insurance Company (there were no comparable policy settlements in the first quarter of 2008).

As referenced above, in order to align our cost base to current market conditions, conserve cash and maintain liquidity, during the fourth quarter of 2008, we initiated the Restructuring Program, resulting in a pre-tax charge of $40.7 million. We expect to incur additional restructuring charges of approximately $10.7 million during 2009 in connection with this program (total pre-tax charges, upon program completion, of approximately $51.4 million). Approximately 68% of the total expected charges, or $35 million, will be cash costs. Of this amount, approximately $28 million is expected to be paid in 2009 and which we will fund with cash provided by operations; however, we currently expect to achieve $37 million in savings in 2009 from this program. Reflecting on our operating results for the first quarter 2009 and our expectation of a difficult operating environment for the remainder of the year, we are pursuing further opportunities to ensure our cost structure is properly aligned to demand and we expect to substantially exceed our previously announced cost savings goal of $75 million. Although we believe our cost reduction programs will have a meaningful impact and are designed to align our cost structure and operating cash requirements to lower levels of demand expected in 2009, to the extent global demand for industrial products and services declines further, and/or if we are required to provide further unfunded engineering resources for the development of brake control systems for the Boeing 787, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which would have an adverse impact on our 2009 operating cash flow.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $8.3 million in the first quarter of 2009, compared to $8.0 million of net cash used by investing activities in the comparable period of 2008. Capital expenditures of $10.0 million for the first quarter of 2009 increased approximately $0.9 million from the first quarter of 2008. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2009 capital expenditures to be $35 million, compared to $45 million in 2008.

Financing Activities

Financing cash flows consist primarily of repayments of indebtedness, share repurchases and payments of dividends to shareholders. Cash used in financing activities was $21.6 million during the first quarter of 2009, compared to $38.1 million used during the first quarter of 2008. The lower levels of cash flows used in financing activities during the first quarter of 2009 was driven by the absence of open-market share repurchases, which compares to $40.0 million of open-market share repurchases in the same period last year. Offsetting this favorable comparison, during the first quarter of 2009, $9.3 million of short-term debt was repaid.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2009, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Relating to Forward-Looking Statements,” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2008. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of pubicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2009	—	$—	—	—
February 1-28, 2009	—	—	—	—
March 1-31, 2009	—	—	—	—

Total	—	$—	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the first quarter of 2009. The Company also routinely receives shares of its common stock from option holders as payment for stock option exercises and the resultant withholding taxes due on such exercises.

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 20, 2009.

b)	The following four Directors were elected to serve for three years until the Annual Meeting in 2012.

Mr. Donald G. Cook

Mr. Robert S. Evans

Mr. Eric C. Fast

Mr. Dorsey R. Gardner

The following Directors’ terms of office continue following the Annual Meeting: Ms. Karen E. Dykstra, Mr. Richard S. Forte, Mr. William E. Lipner, Mr. James L. L. Tullis, Mr. E. Thayer Bigelow, Mr. Philip R. Lochner Jr., Mr. Ronald F. McKenna, and Mr. Charles J. Queenan, Jr.

c)	The following four Directors were elected to serve for three years until the Annual Meeting in 2012.

Mr. Donald G. Cook
Votes for	39,381,234
Votes against	13,021,597
Abstained	2,952,217
Mr. Robert S. Evans
Votes for	52,859,785
Votes against	2,255,753
Abstained	239,510
Mr. Eric C. Fast
Votes for	53,184,444
Votes against	1,935,042
Abstained	235,562
Mr. Dorsey R. Gardner
Votes for	51,458,657
Votes against	3,636,053
Abstained	260,338

The shareholders approved the selection of Deloitte & Touche LLP as independent auditors for the Company for 2009.

Votes for	54,595,087
Votes against	634,983
Abstained	124,978

The shareholders approved the 2009 Stock Incentive Plan.

Votes for	29,890,884
Votes against	20,151,439
Abstained	231,498
Non Votes	5,081,227

The shareholders approved the 2009 Non-Employee Director Compensation Plan.

Votes for	40,880,022
Votes against	9,138,090
Abstained	255,709
Non Votes	5,081,227

The shareholders approved the 2009 Corporate EVA Incentive Compensation Plan.

Votes for	44,726,262
Votes against	5,351,774
Abstained	195,785
Non Votes	5,081,227

The shareholders rejected a shareholder’s proposal concerning the adoption of the MacBride Principles in reference to the Company’s operations in Northern Ireland.

Votes for	3,974,536
Votes against	42,123,453
Abstained	4,175,832
Non Votes	5,081,227

Item 6.	Exhibits

Exhibit 10.1	2009 Stock Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 10.2	2009 Non-Employee Director Compensation Plan, incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 10.3	2009 Corporate EVA Incentive Compensation Plan, incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date May 8, 2009	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date May 8, 2009	By	/s/ Timothy J. MacCarrick
Timothy J. MacCarrick
Vice President, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	2009 Stock Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 10.2	2009 Non-Employee Director Compensation Plan, incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 10.3	2009 Corporate EVA Incentive Compensation Plan, incorporated herein by reference to Appendix C to the Company’s Definitive Proxy Statement filed on March 6, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)