Form 10-Q
period 2009-06-30
CRANE CO /DE/
filed 2009-08-06
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2009

Common stock, $1.00 Par Value – 58,475,116 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$545,491	$693,482	$1,100,629	$1,372,350
Operating costs and expenses:
Cost of sales	369,537	455,647	751,546	908,178
Selling, general and administrative	130,462	151,564	265,707	302,552

Operating profit	45,492	86,271	83,376	161,620

Other income (expense):
Interest income	465	2,883	1,308	5,167
Interest expense	(6,780)	(6,678)	(13,549)	(13,183)
Miscellaneous - net	529	1,342	2,240	1,761

	(5,786)	(2,453)	(10,001)	(6,255)

Income before income taxes	39,706	83,818	73,375	155,365
Provision for income taxes	11,901	25,098	22,141	48,178

Net income before allocation to noncontrolling interests	27,805	58,720	51,234	107,187
Less: Noncontrolling interest in subsidiaries’ earnings (losses)	38	(289)	157	(200)

Net income attributable to common shareholders	$27,767	$59,009	$51,077	$107,387

Earnings per basic share	$0.47	$0.99	$0.87	$1.79

Earnings per diluted share	$0.47	$0.97	$0.87	$1.77

Average basic shares outstanding	58,459	59,707	58,458	59,911
Average diluted shares outstanding	58,728	60,581	58,643	60,812
Dividends per share	$0.20	$0.18	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

	(Unaudited) June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$232,974	$231,840
Accounts receivable, net	319,812	334,263
Current insurance receivable - asbestos	35,300	41,300
Inventories, net:
Finished goods	102,714	97,496
Finished parts and subassemblies	32,196	41,345
Work in process	55,851	60,106
Raw materials	142,899	150,979

Inventories, net	333,660	349,926
Current deferred tax asset	54,632	50,457
Other current assets	12,153	13,454

Total current assets	988,531	1,021,240
Property, plant and equipment:
Cost	795,518	786,526
Less: accumulated depreciation	505,711	495,712

Property, plant and equipment, net	289,807	290,814
Long-term insurance receivable - asbestos	230,886	260,660
Long-term deferred tax assets	227,445	233,165
Other assets	85,391	80,676
Intangible assets, net	128,381	106,701
Goodwill	763,026	781,232

Total assets	$2,713,467	$2,774,488

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	(Unaudited) June 30, 2009	December 31, 2008
Liabilities and equity
Current liabilities:
Short-term borrowings	$805	$16,622
Accounts payable	143,278	182,147
Current asbestos liability	91,000	91,000
Accrued liabilities	225,350	246,915
U.S. and foreign taxes on income	5,411	1,980

Total current liabilities	465,844	538,664
Long-term debt	399,436	398,479
Accrued pension and postretirement benefits	156,464	150,125
Long-term deferred tax liability	24,887	22,971
Long-term asbestos liability	791,187	839,496
Other liabilities	68,032	78,932

Total liabilities	1,905,850	2,028,667
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	156,482	157,078
Retained earnings	963,452	935,460
Accumulated other comprehensive income (loss)	(15,710)	(45,131)
Treasury stock	(377,296)	(381,771)

Total shareholders’ equity	799,354	738,062
Noncontrolling interest	8,263	7,759

Total equity	807,617	745,821

Total liabilities and equity	$2,713,467	$2,774,488

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,948,903)	(13,936,373)

Common stock outstanding	58,477,236	58,489,766

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income attributable to common shareholders	$51,077	$107,387
Noncontrolling interest in subsidiaries’ earnings (losses)	157	(200)

Net income before allocation to noncontrolling interests	51,234	107,187
Gain on divestitures	—	(932)
Depreciation and amortization	29,832	29,695
Stock-based compensation expense	4,436	6,985
Deferred income taxes	2,784	11,865
Cash used for working capital	(20,622)	(46,288)
Payments for asbestos-related fees and costs, net of insurance recoveries	(12,535)	(16,614)
Other	(9,390)	(2,401)

Total provided by operating activities	45,739	89,497

Investing activities:
Capital expenditures	(17,432)	(20,401)
Proceeds from disposition of capital assets	2,325	444
Payment for acquisitions, net of cash acquired	—	(132)
Proceeds from divestiture	—	2,106

Total used for investing activities	(15,107)	(17,983)

Financing activities:
Equity:
Dividends paid	(23,384)	(21,556)
Reacquisition of shares on the open market	—	(40,000)
Stock options exercised - net of shares reacquired	247	9,091
Excess tax benefit from stock-based compensation	—	900
Debt:
Net (decrease) increase in short-term debt	(15,405)	3,042

Total used for financing activities	(38,542)	(48,523)

Effect of exchange rates on cash and cash equivalents	9,044	15,187

Increase in cash and cash equivalents	1,134	38,178
Cash and cash equivalents at beginning of period	231,840	283,370

Cash and cash equivalents at end of period	$232,974	$321,548

Detail of cash used for working capital:
Accounts receivable	$20,158	$(27,912)
Inventories	23,232	(28,542)
Other current assets	1,630	(2,508)
Accounts payable	(42,423)	12,417
Accrued liabilities	(23,943)	(7,885)
U.S. and foreign taxes on income	724	8,142

Total	$(20,622)	$(46,288)

Supplemental disclosure of cash flow information:
Interest paid	$13,556	$13,129
Income taxes paid	$3,407	$25,905

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, and the Company has applied SFAS No. 165 effective with its 2009 second quarter. Subsequent events have been evaluated through August 5, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements. See Note 12, “Derivative Instruments and Hedging Activities”.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

3.	Segment Results

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Furthermore, Corporate consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

Financial information by reportable segment is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net sales
Aerospace & Electronics	$146,995	$165,928	$298,942	$324,379
Engineered Materials	41,772	72,937	79,925	155,710
Merchandising Systems	73,331	116,233	145,026	229,737
Fluid Handling	263,083	301,100	529,573	589,600
Controls	20,310	37,284	47,163	72,924

Total	$545,491	$693,482	$1,100,629	$1,372,350

Operating profit (loss)
Aerospace & Electronics	$19,099	$18,487	$36,331	$34,482
Engineered Materials	4,580	8,100	6,067	19,754
Merchandising Systems	6,675	17,339	9,655	31,477
Fluid Handling	27,059	46,556	63,826	91,318
Controls	(1,731)	3,547	(1,317)	4,847
Corporate*	(10,190)	(7,758)	(31,186)	(20,258)

Total	45,492	86,271	83,376	161,620
Interest income	465	2,883	1,308	5,167
Interest expense	(6,780)	(6,678)	(13,549)	(13,183)
Miscellaneous - net	529	1,342	2,240	1,761

Income before income taxes	$39,706	$83,818	$73,375	$155,365

*	The six months ended June 30, 2009 includes a charge of $7.25 million related to the settlement of a lawsuit brought against the Company by a customer alleging failure of the Company’s fiberglass-reinforced plastic material (See Note 8). Second quarter 2008 operating results include $4.4 million of reimbursements related to environmental remediation activities.

	As of
(in thousands)	June 30, 2009	December 31, 2008
Assets
Aerospace & Electronics	$460,443	$471,768
Engineered Materials	268,817	270,719
Merchandising Systems	310,409	302,361
Fluid Handling	902,239	889,067
Controls	74,690	83,482
Corporate	696,869	757,091

Total	$2,713,467	$2,774,488

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income attributable to common shareholders	$27,767	$59,009	$51,077	$107,387

Average basic shares outstanding	58,459	59,707	58,458	59,911
Effect of dilutive stock options	269	874	185	901

Average diluted shares outstanding	58,728	60,581	58,643	60,812

Earnings per basic share	$0.47	$0.99	$0.87	$1.79
Earnings per diluted share	$0.47	$0.97	$0.87	$1.77

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and six-month periods ended June 30, 2009 and 2008 because they would not have had a dilutive effect (3.9 million and 1.0 million average options for the second quarter of 2009 and 2008, respectively, and 4.5 million and 1.1 million average options for the first half of 2009 and 2008, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the six months ended June 30, 2009 and 2008 is provided below:

	Six Months Ended June 30,
	2009			2008
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$738,062	$7,759	$745,821	$884,803	$8,394	$893,197
Dividends	(23,085)	—	(23,085)	(21,637)	—	(21,637)
Reacquisition on open market	—	—	—	(40,000)	—	(40,000)
Exercise of stock options, net of shares reacquired	247	—	247	9,091	—	9,091
Stock compensation expense	4,436	—	4,436	6,985	—	6,985
Excess tax benefit from stock based compensation	(896)	—	(896)	900	—	900
Other adjustments	92	—	92	(242)	—	(242)
Net income	51,077	157	51,234	107,387	(200)	107,187
Add: Currency translation adjustment	29,421	347	29,768	21,348	132	21,480

Comprehensive income	80,498	504	81,002	128,735	(68)	128,667

Balance, end of period	$799,354	$8,263	$807,617	$968,635	$8,326	$976,961

6.	Goodwill and Intangible Assets

The Company’s business acquisitions typically result in the recognition of goodwill and other intangible assets. The Company follows Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”, which requires that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2009, the Company had twelve reporting units.

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10% and 15%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of SFAS No. 142. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net costs increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on EBITDA multiples determined by available public information of comparable businesses.

While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2008, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$781,232	$766,550
Additions	—	47,175
Adjustments to purchase price allocations	(28,815)	806
Currency translation	10,609	(33,299)

Balance at end of period	$763,026	$781,232

During the six months ended June 30, 2009, adjustments to purchase price allocations were a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price, and were related to the Delta Fluid Products Limited (“Delta”) acquisition in September 2008 and Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) acquisition in December 2008.

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance at beginning of period, net	$106,701	$128,150
Additions	28,815	—
Amortization expense	(7,411)	(14,668)
Currency translation	276	(3,757)
Asset write-downs	—	(3,024)

Balance at end of period, net	$128,381	$106,701

A summary of intangible assets follows:

	Weighted Average Amortization	June 30, 2009			December 31, 2008
	Period	Gross	Accumulated		Gross	Accumulated
(in thousands)	(in years)	Asset	Amortization	Net	Asset	Amortization	Net
Intellectual property rights	11.1	$98,377	$50,998	$47,379	$91,355	$48,858	$42,497
Customer relationships and backlog	7.2	97,423	35,722	61,701	85,204	30,325	54,879
Drawings	0.8	10,825	10,066	759	10,825	10,144	681
Other	4.3	29,678	11,136	18,542	17,913	9,269	8,644

Total	8.2	$236,303	$107,922	$128,381	$205,297	$98,596	$106,701

Amortization expense for these intangible assets is currently estimated to be approximately $6.7 million in total for the remaining two quarters in 2009, $13.2 million in 2010, $13.0 million in 2011, $10.7 million in 2012, $10.5 million in 2013 and $49.7 million in 2014 and thereafter. Included within intangible assets is $24.5 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the guidance of SFAS No. 142.

7.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	June 30, 2009	December 31, 2008
Employee related expenses	$76,505	$82,743
Warranty	24,983	27,305
Other	123,862	136,867

Total	$225,350	$246,915

The Company accrues warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

A summary of the warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$27,305	$32,218
Expense	5,127	19,158
Additions through acquisition	—	450
Payments/deductions	(7,700)	(23,653)
Currency translation	251	(868)

Balance at end of period	$24,983	$27,305

8.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2009, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2009	2008	2009	2008	2008
Beginning claims	75,266	81,103	74,872	80,999	80,999
New claims	1,356	1,608	2,203	2,649	4,671
Settlements*	(379)	(303)	(544)	(640)	(1,236)
Dismissals	(4,823)	(429)	(5,111)	(1,029)	(9,562)

Ending claims**	71,420	81,979	71,420	81,979	74,872

*	Includes Joseph Norris judgment.

**	Does not include 36,447 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 71,420 pending claims as of June 30, 2009, approximately 25,000 claims were pending in New York, approximately 15,300 claims were pending in Mississippi, approximately 9,800 claims were pending in Texas and approximately 2,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid two judgments arising from adverse jury verdicts in an asbestos matter. The first payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict, in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. The second payment in the amount of $0.02 million, was made in June 2009 after an adverse verdict in the Earl Haupt case in Los Angeles, California on April 21, 2009. Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

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

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was $0.68 million plus interest and costs. The Company is pursuing an appeal in this matter.

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation and damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009 the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The court has not yet entered a written judgment on its decision.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the six-month periods ended June 30, 2009 and 2008 totaled $59.3 million and $43.4 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, in the six-month periods ended June 30, 2009 and 2008 totaled a $12.5 million payment, (reflecting the receipt of $14.5 million for full policy buyout from Highlands Insurance Company (“Highlands”)) and a $16.6 million payment, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,	Cumulative to Date Through June 30,
(in millions)	2009	2008	2009	2008	2008	2009
Settlement / indemnity costs incurred (1)	$23.2	$7.4	$32.1	$17.8	$45.2	$201.4
Defense costs incurred (1)	13.8	13.5	27.2	25.6	51.9	241.5

Total costs incurred	$37.0	$20.9	$59.3	$43.4	$97.1	$442.9

Pre-tax cash payments (2)	$15.2	$14.6	$12.5	$16.6	$58.1	$206.5

(1)	Before insurance recoveries and tax effects.

(2)	Net of payment received from insurers. The six months ended June 30, 2009 includes a $14.5 million payment from Highlands in January 2009. There were no comparable policy settlements in the 2008 period.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively to date through June 30, 2009, the Company has resolved (by settlement or dismissal) approximately 56,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $201 million, for an average cost per resolved claim of $3,614. The average cost per claim resolved during the years ended December 31, 2008 and 2007 was $4,186 and $4,977, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process the Company also takes into account trends in the tort system such as those enumerated above. As of June 30, 2009, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed approximated the assumptions in the Company’s liability estimate, while the average settlement costs for mesothelioma claims were somewhat higher, but generally consistent with the prior three quarters. In addition to this claims experience, the Company considered additional qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2009. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $882 million as of June 30, 2009, approximately 68% of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2009 was $91 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $266 million as of June 30, 2009.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed through 2017) that is in excess of available insurance coverage allocated to such years.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at June 30, 2009 and December 31, 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

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

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, we and our technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with our technical advisors, we prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, we estimated our liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, we revised our forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated liability was $59.3 million as of June 30, 2009. The current portion was approximately $14.3 million and represents the Company’s best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2014 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2009 the Company has recorded a receivable of $12.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. In the first quarter of 2009, the Company issued a $35 million letter of credit to support requirements of the consent decree for the Goodyear Site.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. We are informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe that it is likely that any discussion about the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2010. The Company has no information regarding the potential cost of the remediation work, nor does it have any estimate of its relative share of past or future costs incurred at the Crab Orchard Site. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

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

The other lawsuit went to trial in mid-January of 2009 solely on the issue of liability, and on January 27 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In a mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, the Company recorded a pre-tax charge of $7.25 million in connection with this settlement in 2009.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of loss profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the early stages of pre-trial discovery, and the Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of June 30, 2009, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

9.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(in thousands)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2,535	$4,241	$25	$39	$5,071	$8,481	$53	$77
Interest cost	8,567	8,512	227	254	17,134	17,024	463	507
Expected return on plan assets	(8,892)	(11,171)	—	—	(17,785)	(22,341)	—	—
Amortization of prior service cost	147	129	—	(21)	280	258	—	(42)
Amortization of net loss (gain)	1,903	151	(136)	(32)	3,818	302	(220)	(64)

Net periodic cost	$4,260	$1,862	$116	$240	$8,518	$3,724	$296	$478

The Company expects, based on current actuarial calculations, to contribute approximately $14.7 million to its domestic and foreign defined benefit plans and $2.0 million to its other postretirement benefit plans in 2009, of which $5.9 million and $0.9 million have been contributed during the first six months of 2009, respectively. The Company contributed $10.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2008. However, cash contributions for the remainder of 2009 and subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

10.	Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2009 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

The Company’s effective tax rate of 30.0% for the three months ended June 30, 2009 is higher than the Company’s effective tax rate of 29.8% for the three months ended June 30, 2008 primarily as a result of a lower U.S. federal tax benefit on domestic manufacturing activities.

The Company’s effective tax rate of 30.2% for the six months ended June 30, 2009 is lower than the Company’s effective tax rate of 31.0% for the six months ended June 30, 2008. A tax benefit for the U.S. federal research credit was included in 2009 and not in 2008 as the statutory reinstatement of the U.S. federal research tax credit retroactive to January 1, 2008 did not occur until October 3, 2008. This was partially offset by a lower U.S. federal tax benefit on domestic manufacturing activities.

The changes in the Company’s gross unrecognized tax benefits during the three and six months ended June 30, 2009 are summarized below:

(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Increase (decrease) as a result of:
Tax positions taken during a prior period	$44	$10
Tax positions taken during the current period	$189	$421
Settlements with taxing authorities	$—	$(215)
Lapses in the statute of limitations	$—	$(31)

During the three and six months ended June 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.3 million and $0.3 million, respectively.

The Company recognizes interest related to uncertain tax positions in tax expense. During the three and six months ended June 30, 2009, the total amount of interest expense related to unrecognized tax benefits recognized in the consolidated statement of operations was $0.1 million and $0.1 million, respectively. At June 30, 2009 and December 31, 2008, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was $0.8 million and $0.7 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2005. During the first quarter of 2009, the IRS commenced an examination of the Company’s 2007 federal income tax return.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2004. At this time, the Company is under audit by various state and non-U.S. taxing authorities.

As of June 30, 2009, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $2.3 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the closure of the aforementioned audits.

11.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of June 30, 2009 and December 31, 2008:

(in thousands)	June 30, 2009	December 31, 2008
Long-term debt consists of:
5.50% notes due 2013	$199,391	$199,319
6.55% notes due 2036	199,077	199,060
Other	968	100

Total long-term debt	$399,436	$398,479

Short-term borrowings	$805	$16,622

12.	Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2009, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows.

13.	Fair Value Measurements

The Company adopted SFAS No. 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS No.157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS No. 157 does not require any new fair value measurements.

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

During the first six months of 2009, the Company reflected the fair value of intangible assets of $28.8 million, using Level 3 inputs for Delta, which was acquired in September 2008 and Krombach, which was acquired in December 2008.

The Company has forward contracts outstanding with related receivables of $0.8 million and payables of $0.9 million as of June 30, 2009 which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $388.1 million at June 30, 2009.

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

2008 Actions. During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakening global economy, the Company initiated broad-based restructuring actions in order to align its cost base to lower levels of demand. These actions include headcount reductions and select facility consolidations (the “Restructuring Program”). In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million and the Company estimates additional restructuring charges of approximately $5.0 million during 2009 to complete these actions (total pre-tax charges, upon program completion, of approximately $45.7 million). The Company expects the 2008 actions to result in net workforce reductions of approximately 1,000 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company is targeting the majority of all workforce and all facility related cost reduction actions for completion during 2009. Approximately 64% of the total expected charges, or $29 million, will be cash costs. The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $51 million annually.

The following table summarizes the accrual balances related to the Restructuring Program:

(in millions)	December 31, 2008	Expense	Utilization	June 30, 2009
Severance	$17.8	$(1.6)	$(8.2)	$8.0
Other	7.2	3.2	(3.1)	7.3

Total	$25.0	$1.6	$(11.3)	$15.3

During 2008 and the first six months of 2009, the Company recorded asset impairment charges of $15.7 million and $0.2 million, respectively related to the Restructuring Program.

In addition to the $5.0 million of charges expected from the Restructuring Program, the Company estimates that it will incur approximately $4.0 million of integration-related expenses during 2009 in connection with the December 2008 acquisition of Krombach.

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains information about Crane Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. For example, in response to a weakening global economy, we continue to critically review our cost structure in an effort to better position our operations to accommodate potential declines in demand for our products and services. Considering the current uncertainty in estimating both the potential costs related to such efforts as well as projected levels of efficiencies that we expect to achieve, our actual outcomes and results may differ materially from what we have expressed or forecasted in the forward-looking statements. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission and are incorporated by reference herein.

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

Outlook

Concerns about global economic growth for industrial businesses and disruptions in the financial markets have had a significant adverse impact on end markets as well as our operating results and cash flow through the first six months of 2009. During the second quarter of 2009, we experienced a 21% sales decline which exceeded the 18% decline in the first quarter. Reflecting on our operating results for the second quarter 2009 and our expectation of a difficult operating environment for the remainder of the year, we continue to pursue opportunities to ensure our cost structure is properly aligned to demand and to maximize cash flow. We now expect to generate approximately $125 million of cost savings in 2009, compared to our previous estimate of $75 million. We continue to maintain a strong capital structure and liquidity position with $233 million in cash, a $300 million revolving credit agreement (of which $265 million is available) and no near-term debt maturities.

Our Aerospace and Electronics segment operating profit was up slightly during the second quarter when compared to the same period last year. Our Electronics Group experienced higher operating profit driven by stable demand on key military programs, strong program execution and cost reduction efforts, which we expect will continue through the balance of the year. In our Aerospace Group, volumes and profits are expected to be unfavorably impacted by delays in delivery of components to commercial aerospace customers. Consistent with our expectations; we experienced a sequential decline in engineering expense in the Aerospace Group. We expect this trend to continue and despite further delays announced by Boeing related to first flight of its 787 aircraft, we expect engineering expense reductions to exceed the previously announced $25 million year-over-year decline. We have reached key milestones for the 787 Program and during the second quarter we successfully completed a version of the brake control hardware and software which was subsequently cleared for first flight. Boeing has communicated certain changed aircraft requirements that affect the brake control system, and we have been engaged in discussions with our customer, GE Aviation Systems, regarding development of a new version of the 787 brake control system, including whether this additional development will be funded by the customer. Although it is our position that we are not required to undertake this additional development work without customer funding, if such customer funding is not obtained and we are required to develop a new version of the brake control system, it would have a significant impact on our results of operations and cash flow.

During the second quarter, our short-cycle Engineered Materials and Merchandising Systems business segments experienced significant declines in sales and operating profit when compared to the same period last year. The decline in Engineered Materials reflects substantially lower volumes to our traditional recreational vehicle customers and, to a lesser extent, transportation-related and building products customers. The significant sales decline in Merchandising Systems is due to lower demand for both Vending and Payment Solutions products, resulting from the generally depressed economic environment. In both segments, we experienced a slight sequential improvement in sales and operating profit versus the first quarter, in part due to seasonality, as well as disciplined cost savings initiatives. We see volumes potentially stabilizing in these businesses in the second half of 2009.

We also experienced lower operating profit in our Fluid Handling segment during the second quarter, driven primarily by a substantial core sales decline and unfavorable foreign exchange. Sales continue to be weak in the short-cycle MRO business, as well as the longer-cycle energy, chemical and pharmaceutical businesses, which were impacted by project deferrals and cancellations as a result of poor market conditions. The second quarter core sales decline was substantially greater than the first quarter, and new orders were lower than sales in the second quarter. In the absence of improved orders, there will be pressure on sales and backlog in the second half of 2009 and additional cost reduction efforts will be pursued.

In response to all of the aforementioned outlook considerations, we have taken significant steps to reduce costs and improve cash flow across all of our businesses, which include significant headcount reductions and select facility consolidations. Excluding the effects of two acquisitions in the second half of 2008, headcount has been reduced by approximately 1,900 people, or 16%, since year-end 2007, of which 1,000 were in the first six months of 2009.

Results from Operations

Second quarter of 2009 compared with second quarter of 2008

	Second Quarter		Change
(dollars in millions)	2009	2008	$	%
Net sales	$545.5	$693.5	$(148.0)	(21.3)
Operating profit	45.5	86.3	(40.8)	(47.3)
Restructuring charge*	2.3	—	2.3	n/a
Operating margin	8.3%	12.4%
Other income (expense):
Interest income	0.5	2.9	(2.4)	(82.8)
Interest expense	(6.8)	(6.7)	(0.1)	(1.5)
Miscellaneous - net	0.5	1.3	(0.8)	(61.5)

	(5.8)	(2.5)	(3.3)	(132.0)

Income before income taxes	39.7	83.8	(44.1)	(52.6)
Provision for income taxes	11.9	25.1	(13.2)	(52.6)

Net income before allocation to noncontrolling interests	27.8	58.7	(30.9)	(52.6)
Less: Noncontrolling interest in subsidiaries earnings (losses)	—	(0.3)	0.3	100.0

Net income attributable to common shareholders	$27.8	$59.0	$(31.2)	(52.9)

*	The restructuring charge is included in operating profit and operating margin.

Second quarter 2009 sales decreased $148.0 million, or 21.3%, versus the second quarter of 2008. Core business sales for the second quarter declined approximately $146.1 million, or 21.1%. Acquired businesses (Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) and Delta Fluid Products Limited (“Delta”)) contributed 5.1% growth, or $35.4 million. The impact of currency translation decreased reported sales by approximately $37.3 million, or 5.4%, as the U.S. dollar strengthened against other major currencies in the second quarter of 2009 compared to the second quarter of 2008. Net sales related to operations outside the U.S. were 39.8% and 40.9% of total net sales for the three month periods ended June 30, 2009 and 2008, respectively.

Operating profit was $45.5 million in the second quarter 2009 compared to $86.3 million in the comparable period of 2008. The decline in operating profit was broad-based and driven largely by core business declines in Fluid Handling and Merchandising Systems. Operating profit margins were 8.3% in the second quarter 2009 compared to 12.4% in the comparable period of 2008. Operating profit in the second quarter of 2009 included restructuring charges of $2.3 million.

Our effective tax rate of 30.0% for the three months ended June 30, 2009 is higher than our effective tax rate of 29.8% for the three months ended June 30, 2008, primarily as a result of a lower U.S. federal tax benefit on domestic manufacturing activities.

Segment Results

All comparisons below refer to the second quarter 2009 versus the second quarter 2008, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2009	2008
Sales	$147.0	$165.9	$(18.9)	(11.4%)
Operating profit	$19.1	$18.5	$0.6	3.2%
Restructuring charge*	$0.6	$—	$0.6	n/a
Operating margin	13.0%	11.1%

*	The restructuring charge is included in operating profit and operating margin.

The second quarter 2009 sales decrease of $18.9 million reflected a sales decrease of $20.5 million in the Aerospace Group and an increase of $1.5 million in the Electronics Group. The segment’s operating profit increased $0.6 million, or 3.2%, in the second quarter of 2009 when compared to the same period in the prior year. The increase in operating profit was driven by higher profits in the Electronics Group, partially offset by lower profits in the Aerospace Group. Operating profit in 2008 included a $5.6 million negotiated cost recovery related to prior engineering spending. Total engineering expense for the Aerospace Group was $18.8 million in the second quarter of 2009 compared to $21.0 million in the first quarter of 2009 and $28.3 million in the fourth quarter of 2008.

Aerospace Group sales of $87.7 million decreased $20.5 million, or 18.9%, from $108.3 million in the prior year period. This was largely attributable to declines in commercial original equipment manufacturer (“OEM”) product sales of 28.4% from the same period last year, which were partially offset by higher military product sales (OEM and spares) and modernization and upgrade product sales. During the second quarter of 2009, sales to OEMs and sales to aftermarket customers were 57.8% and 42.2%, respectively, of total sales, compared to 65.5% and 34.5%, respectively, in the same period last year. Operating profit declined by $2.9 million in the second quarter of 2009, compared to the second quarter of 2008 which was due to the lower OEM sales volumes and the absence of the prior year $5.6 million engineering claim recovery, partially offset by a $7.1 million decline in engineering expenses and savings associated with cost reduction initiatives.

Electronics Group sales of $59.3 million increased $1.5 million, or 2.6%, from $57.8 million in the prior period year primarily driven by stable demand on key military programs. Operating profit increased by $3.5 million in the second quarter of 2009, compared to the second quarter of 2008 due largely to higher sales volumes, strong program execution and savings associated with cost reduction initiatives.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2009	2008
Sales	$41.8	$72.9	$(31.2)	(42.8%)
Operating profit	$4.6	$8.1	$(3.5)	(43.2%)
Operating margin	11.0%	11.1%

Second quarter 2009 sales decreased $31.2 million, or 42.8%, reflecting substantially lower volumes to our traditional recreational vehicle, transportation and building products customers when compared to the prior year. Sales to our traditional recreational vehicle customers declined 58.4%, in line with the continued softness in the recreational vehicle industry. We experienced a 43.4% decline in our sales to transportation-related customers, consistent with reduced trailer build rates. Sales declined 26.5% to our building products customers, resulting from the soft non-residential construction market. Operating profit in the second quarter of 2009 decreased 43.2% due to the aforementioned lower sales volumes, partially offset by savings associated with ongoing cost reduction initiatives and productivity improvements. Notwithstanding the unfavorable prior year comparison, operating performance in the second quarter of 2009 improved when compared to the first quarter of 2009 driven largely by higher sales and disciplined cost savings initiatives. We have reduced employment levels in this segment by 46% and 18%, respectively, compared to December 2007 and December 2008, and facility consolidation activities are being completed pursuant to our Restructuring Program.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2009	2008
Sales	$73.3	$116.2	$(42.9)	(36.9%)
Operating profit	$6.7	$17.3	$(10.7)	(61.8%)
Restructuring charge*	$1.1	$—	$1.1	n/a
Operating margin	9.1%	14.9%

*	The restructuring charge is included in operating profit and operating margin.

Second quarter 2009 sales decreased $42.9 million, or 36.9%, including a core sales decline of $37.5 million, or 32.2% and unfavorable foreign currency translation of $5.4 million, or 4.7%. The decline in core sales primarily reflects substantially lower demand for both Vending Solutions and Payments Solutions products. The primary drivers of the end market softness for our Vending Solutions products are unchanged from the first quarter 2009, as commercial office space vacancies remain high, factory employment levels continue to decline and margin pressure continues on vending route operators. The global slowdown in the gaming (in part due to changes in gaming regulations), retail and transportation end markets was the primary driver for the decline in demand for our Payments Solutions products. Operating profit for the segment decreased by $10.7 million versus the second quarter of 2008, or 61.8%, due primarily to the deleverage on reduced sales, partially offset by savings associated with cost reduction initiatives. Operating profit in the second quarter of 2009 included restructuring charges of $1.1 million. In response to the lower levels of demand, general expense reduction programs have been implemented, we have reduced employment levels by approximately 20% compared to year-end 2007 and, as previously disclosed, we are consolidating certain vending machine production facilities.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2009	2008
Sales	$263.1	$301.1	$(38.0)	(12.6%)
Operating profit	$27.1	$46.6	$(19.5)	(41.8%)
Restructuring charge*	$0.4	$—	$0.4	n/a
Operating margin	10.3%	15.5%

*	The restructuring charge is included in operating profit and operating margin.

Second quarter 2009 sales decreased $38.0 million, or 12.6%, driven by a decline in core sales of $43.4 million, or 14.5%, and unfavorable foreign currency exchange of $30.0 million, or 10.0%, partially offset by a net increase in sales from two acquired businesses (Krombach and Delta) of $35.4 million, or 11.7%. The core sales performance was impacted by a broad-based volume decline across all businesses and reflected notable weakness in our short cycle MRO businesses and an increase in project delays and cancellations within the energy, chemical and pharmaceutical businesses. Segment operating profit decreased $19.5 million, or 41.8%, over the second quarter 2008. The operating profit decrease was primarily due to lower sales volumes and, to a lesser extent, unfavorable sales mix and the impact of foreign exchange, partially offset by savings associated with ongoing cost reduction initiatives. Operating profit in the second quarter of 2009 included restructuring charges of $0.4 million.

Controls

	Second Quarter		Change
(dollars in millions)	2009	2008
Sales	$20.3	$37.3	$(17.0)	(45.6%)
Operating (loss) profit	$(1.7)	$3.5	$(5.3)	(151.4%)
Restructuring charge*	$0.1	$—	$0.1	n/a
Operating margin	(8.5%)	9.5%

*	The restructuring charge is included in operating profit and operating margin.

The second quarter 2009 sales decrease of $17.0 million and the $5.3 million operating profit decline reflects substantial volume declines to our oil and gas, and transportation end market customers, driven by depressed market conditions. The impact of the volume decline on operating profit was partially offset by savings associated with ongoing cost reduction initiatives.

Results from Operations

Year-to-date period ended June 30, 2009 compared to year-to-date period ended June 30, 2008

	Year-to-Date		Change
(dollars in millions)	2009	2008	$	%
Net sales	$1,100.6	$1,372.4	$(271.8)	(19.8)
Operating profit	83.4	161.6	(78.2)	(48.4)
Restructuring charge*	1.8	—	1.8	n/a
Operating margin	7.6%	11.8%
Other income (expense):
Interest income	1.3	5.2	(3.9)	(75.0)
Interest expense	(13.5)	(13.2)	(0.3)	(2.3)
Miscellaneous - net	2.1	1.8	0.3	16.7

	(10.1)	(6.2)	(3.9)	(62.9)

Income before income taxes	73.3	155.4	(82.1)	(52.8)
Provision for income taxes	22.1	48.2	(26.1)	(54.1)

Net income before allocation to noncontrolling interests	51.2	107.2	(56.0)	(52.2)
Less: Noncontrolling interest in subsidiaries earnings (losses)	0.1	(0.2)	0.3	150.0

Net income attributable to common shareholders	$51.1	$107.4	$(56.4)	(52.5)

*	The restructuring charge is included in operating profit and operating margin.

Year to date 2009 sales decreased $271.8 million, or 19.8%, over the same period in 2008. Core business year to date 2009 sales declined approximately $253.8 million or 18.5%. The core decline was broad-based and attributable to significant volume declines resulting from very difficult end market conditions. Acquired businesses Krombach and Delta, net of $1.4 million of lost sales resulting from divestures, contributed 5.0% growth, or $68.7 million. The impact of currency translation decreased reported sales by approximately $86.7 million or 6.3%, as the U.S. dollar strengthened against other major currencies in the first six months of 2009 compared to the same period in 2008. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2009 and 2008 were 39.5% and 40.1% of total net sales, respectively.

Operating profit was $83.4 million in the first six months of 2009 compared to $161.6 million in the comparable period of 2008. The decrease over the prior year period was broad-based, led by substantial declines in operating profit in our Merchandising Systems, Engineered Materials and Fluid Handling businesses, and due largely to lower sales levels. Operating profit margins were 7.6% in the first six months of 2009 compared to 11.8% in the comparable period of 2008. Operating profit in the first six months of 2009 included restructuring charges of $1.8 million.

In addition, operating profit for the first six months of 2009 included a charge of $7.3 million related to a settlement of a previously disclosed lawsuit. The operating profit for the first six months of 2008 included $4.4 million of reimbursements related to our environmental remediation activities.

Our effective tax rate of 30.2% for the six months ended June 30, 2009 is lower than our effective tax rate of 31.0% for the six months ended June 30, 2008. A tax benefit for the U.S. federal research credit was included in 2009 and not in 2008 as the statutory reinstatement of the U.S. federal research tax credit retroactive to January 1, 2008 did not occur until October 3, 2008. This was partially offset by a lower U.S. federal tax benefit on domestic manufacturing activities.

Order backlog at June 30, 2009 totaled $696.9 million, 3.8% lower than the backlog of $724.5 million at March 31, 2009, and 10.9% lower than $781.9 million at December 31, 2008, and 13.4% lower than the backlog of $805.1 million at June 30, 2008. Order backlog at June 30, 2009 and December 31, 2008 included $41.8 million and $56.9 million, respectively, related to Delta and Krombach, both of which were acquired in the second half of 2008.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2009 versus the year-to-date period ended June 30, 2008 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$298.9	$324.4	$(25.5)	(7.9%)
Operating profit	$36.3	$34.5	$1.8	5.3%
Restructuring charge*	$0.9	$—	$0.9	n/a
Operating margin	12.1%	10.6%

*	The restructuring charge is included in operating profit and operating margin.

The year to date 2009 sales decrease of $25.5 million, or 7.9%, reflected a sales decrease of $28.6 million in the Aerospace Group and an increase of $3.1 million in the Electronics Group. The segment’s operating profit increased $1.8 million, or 5.3%, in the first six months of 2009 when compared to the same period in the prior year. The increase in operating profit was driven by $6.1 million increase in operating profit in the Electronics Group, partially offset by a $4.3 million decrease in operating profit in the Aerospace Group.

Aerospace Group sales of $181.3 million decreased $28.6 million, or 13.6%, from $209.8 million in the prior year period. This decrease was attributable to declines in commercial OEM product sales of 19.8% from the same period last year which were partially offset by higher sales of military product sales (OEM and spares) and modernization and upgrade product sales. Operating profit declined $4.3 million, or 19.5%, in the first six months of 2009 when compared to the same period in the prior year. Operating profit in 2008 included a $5.6 million negotiated cost recovery related to prior engineering spending. The decline was primarily due to lower sales volumes, partially offset by the decline in engineering expenses of $10.4 million and savings associated with cost reduction initiatives. Total engineering expense for the Aerospace Group was $39.7 million in the first six months of 2009 compared to $50.1 million in the first six months of 2008.

Electronics Group sales of $117.6 million increased $3.1 million, or 2.7%. Operating profit increased by $6.1 million, or 48.5%, in the first six months of 2009 compared to the first six months of 2008. The increase was due largely to savings associated with cost reduction initiatives, strong program execution and the higher sales volumes.

The Aerospace & Electronics segment backlog was $383.3 million at June 30, 2009, compared with $417.9 million at June 30, 2008 and $418.4 million at December 31, 2008.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$79.9	$155.7	$(75.8)	(48.7%)
Operating profit	$6.1	$19.8	$(13.7)	(69.1%)
Restructuring charge*	$0.2	$—	$0.2	n/a
Operating margin	7.6%	12.7%

*	The restructuring charge is included in operating profit and operating margin.

Year to date 2009 sales decreased $75.8 million, or 48.7%, reflecting substantially lower volumes when compared to the prior year period. Sales to our traditional recreational vehicle customers declined 68.3%, sales to transportation-related customers declined 42.8% and we experienced a 28.1% decline in sales to our building products customers. Operating profit in the first six months of 2009 decreased 69.1%, resulting from the substantially lower volumes, partially offset by savings associated with ongoing cost reduction initiatives and productivity improvements.

The Engineered Materials segment backlog was $9.1 million at June 30, 2009, compared with $11.9 million at June 30, 2008 and $6.9 million at December 31, 2008.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$145.0	$229.7	$(84.7)	(36.9%)
Operating profit	$9.7	$31.5	$(21.8)	(69.2%)
Restructuring charge*	$0.1	$—	$0.1	n/a
Operating margin	6.7%	13.7%

*	The restructuring charge is included in operating profit and operating margin.

Year to date 2009 sales decreased $84.7 million, or 36.9%, including a core sales decline of $72.1 million, or 31.4% and unfavorable foreign currency translation of $12.6 million, or 5.5%. The decline in core sales primarily reflects substantially lower new order demand for both Vending Solutions and Payments Solutions. The primary drivers of the end market softness for our Vending Solutions products were higher commercial office space vacancies, declining factory employment levels and continuing margin pressure on vending route operators. The global slowdown in the gaming, retail and transportation end markets was the primary driver for the decline in demand for our Payments Solutions products. Operating profit for the segment for the first six months of 2009 decreased by $21.8 million, or 69.2% over the same period in 2008, due primarily to the deleverage on reduced sales, partially offset by savings associated with ongoing cost reduction initiatives. In response to the lower levels of demand, general expense reduction programs are being implemented to align operations with the current market conditions, including consolidating certain vending machine production facilities.

The Merchandising Systems segment backlog was $20.0 million at June 30, 2009, compared with $35.7 million at June 30, 2008 and $23.4 million at December 31, 2008.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$529.6	$589.6	$(60.0)	(10.2%)
Operating profit	$63.8	$91.3	$(27.5)	(30.1%)
Restructuring charge*	$0.4	$—	$0.4	n/a
Operating margin	12.1%	15.5%

*	The restructuring charge is included in operating profit and operating margin.

Year to date 2008 sales decreased $60.0 million, or 10.2%, driven by unfavorable foreign currency translation of $70.0 million, or 11.9%, and a $58.8 million, or 10.0% decline in core sales, partially offset by a net increase in sales from two acquired businesses (Krombach and Delta) of $68.8 million, or 11.7%. The core sales performance was impacted by a broad-based volume decline across all major business units in the segment and reflected weakness in our short cycle businesses, including Building Services and Utilities in the United Kingdom, commercial valves in North America and MRO business, coupled with project delays and cancellations in the energy, chemical, and pharmaceutical businesses. Segment operating profit decreased $27.5 million, or 30.1%, over the first six months of 2009. The operating profit decrease was primarily due to volume deleverage, partially offset by savings associated with ongoing cost reduction initiatives.

The Fluid Handling segment backlog was $256.5 million at June 30, 2009, compared with $297.9 million at June 30, 2008 and $302.7 million at December 31, 2008. Order backlog at June 30, 2009 and December 31, 2008 included $41.8 million and $56.9 million, respectively, related to Delta and Krombach, both of which were acquired in the second half of 2008.

Controls

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$47.2	$72.9	$(25.7)	(35.3%)
Operating (loss) profit	$(1.3)	$4.8	$(6.1)	(126.8%)
Restructuring charge*	$0.2	$—	$0.2	n/a
Operating margin	(2.8%)	6.5%

*	The restructuring charge is included in operating profit and operating margin.

The year to date 2009 sales decrease of $25.7 million and the $6.1 million operating profit decline reflects substantial volume declines to our oil and gas, and transportation end use applications, partially offset by savings associated with ongoing cost reduction initiatives.

The Controls segment backlog was $28.0 million at June 30, 2009, compared with $41.6 million at June 30, 2008 and $30.5 million at December 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents increased $1 million to $233 million at June 30, 2009 compared with $232 million at December 31, 2008. Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. Concerns about global economic growth for industrial businesses and disruptions in the financial markets have had a significant and adverse impact on our operating results through the first six months of 2009. In response, we have initiated a variety of actions to generate operating cash and maintain liquidity:

•

In December 2008, we announced a series of actions to align our cost base to lower levels of demand expected in 2009. We anticipate these efforts to yield $37 million in savings. Reflecting on our operating results for the second quarter 2009 and our expectation of a difficult operating environment for the remainder of the year, we are pursuing further opportunities to reduce our cost base and maximize cash flow (see “Operating Activities”, below).

•	We expect to reduce engineering expenses associated with the development of the Boeing 787 brake control system by more than $25 million in 2009.

•	We expect to reduce our level of capital expenditures in 2009 to approximately $35 million, which compares to $45 million in 2008.

•

Our repurchase of shares, which is discretionary and flexible, may not occur at all, in the same amount, or at the same pace as in prior years. There have been no share repurchases in the first six months of 2009.

•

We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 (of which $35 million was committed to secure a letter of credit to support requirements of the consent decree for the Goodyear, AZ site) and we have no significant debt maturities coming due until the third quarter of 2013, when senior, unsecured notes having an aggregate principal amount of $200 million mature.

Notwithstanding the lower levels of demand forecasted in 2009, our current cash balance together with cash generated from future operations and $265 million available under our existing committed $300 million revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures, cost savings initiatives and expected increases in pension contributions.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $45.7 million for the first six months of 2009, a decrease of $43.8 million, or 48.9%, compared to the first half of 2008. This decrease was primarily due to substantially lower earnings, partially offset by lower cash used for working capital requirements.

Reflecting on our expectation of a continued difficult operating environment, we are pursuing opportunities to align our cost structure to current market conditions and maintain liquidity. These opportunities include restructuring actions (which are expected to result in cash payments of $24 million in 2009), engineering expense reductions and other cost reduction initiatives. We expect to achieve a cost savings goal of $125 million as a result of these initiatives.

Although we believe our cost reduction initiatives will have a meaningful impact and are designed to align our cost structure and operating cash requirements to lower levels of demand expected in 2009, to the extent global demand for industrial products and services declines further, and/or if we are required to provide further unfunded engineering resources for the development of brake control systems for the Boeing 787, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which would have an adverse impact on our 2009 operating cash flow.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $15.1 million in the first six months of 2009, compared to $18.0 million used in the comparable period of 2008. Capital expenditures of $17.4 million for the first six months of 2009 decreased approximately $3.0 million from the first six months of 2008. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2009 capital expenditures to be $35 million, compared to $45 million in 2008.

Financing Activities

Financing cash flows consist primarily of repayments of indebtedness, share repurchases and payments of dividends to shareholders. Cash used in financing activities was $38.5 million during the first six months of 2009, compared to $48.5 million used during the first six months of 2008. The lower levels of cash flows used in financing activities during the first six months of 2009 was driven by the absence of open-market share repurchases, which compares to $40.0 million of open-market share repurchases in the same period last year. Offsetting this favorable comparison, during the first six months of 2009, $15.4 million of short-term debt was repaid.

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

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2009, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on From 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30, 2009	—	$—	—	—
May 1-31, 2009	—	—	—	—
June 1-30, 2009	—	—	—	—

Total	—	$—	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the second quarter of 2009. The Company routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Part II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

a)	The Annual Meeting of Shareholders was held on April 20, 2009.

b)	The following four Directors were elected to serve for three years until the Annual Meeting in 2012.

Gen. Donald G. Cook (Ret.)

Mr. Robert S. Evans

Mr. Eric C. Fast

Mr. Dorsey R. Gardner

The following Directors’ terms of office continue following the Annual Meeting: Mr. E. Thayer Bigelow, Ms. Karen E. Dykstra, Mr. Richard S. Forte, Mr. William E. Lipner, Mr. Philip R. Lochner Jr., Mr. Ronald F. McKenna, and Mr. Charles J. Queenan, Jr. Mr. James L. L. Tullis,

c)	The following four Directors were elected to serve for three years until the Annual Meeting in 2012.

Gen. Donald G. Cook (Ret.)
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

CRANE CO. REGISTRANT

Date August 5, 2009
	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date August 5, 2009	By	/s/ Timothy J. MacCarrick
Timothy J. MacCarrick
Vice President, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)