Form 10-Q
period 2009-09-30
CRANE CO /DE/
filed 2009-11-05
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2009

Common stock, $1.00 Par Value – 58,485,732 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$550,710	$642,678	$1,651,339	$2,015,028
Operating costs and expenses:
Cost of sales	365,482	434,382	1,117,028	1,342,560
Selling, general and administrative	129,775	153,678	395,482	456,230

Operating profit	55,453	54,618	138,829	216,238

Other income (expense):
Interest income	270	3,212	1,578	8,379
Interest expense	(6,821)	(6,053)	(20,370)	(19,236)
Miscellaneous - net	83	(191)	2,323	1,570

	(6,468)	(3,032)	(16,469)	(9,287)

Income before income taxes	48,985	51,586	122,360	206,951
Provision for income taxes	13,832	15,612	35,973	63,790

Net income before allocation to noncontrolling interests	35,153	35,974	86,387	143,161
Less: Noncontrolling interest in subsidiaries’ earnings (losses)	45	(108)	202	(308)

Net income attributable to common shareholders	$35,108	$36,082	$86,185	$143,469

Earnings per basic share	$0.60	$0.60	$1.47	$2.40

Earnings per diluted share	$0.60	$0.60	$1.47	$2.36

Average basic shares outstanding	58,472	59,811	58,462	59,884
Average diluted shares outstanding	58,842	60,485	58,703	60,694
Dividends per share	$0.20	$0.20	$0.60	$0.56

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$304,888	$231,840
Accounts receivable, net	314,070	334,263
Current insurance receivable - asbestos	35,300	41,300
Inventories, net:
Finished goods	93,387	97,496
Finished parts and subassemblies	24,792	41,345
Work in process	56,428	60,106
Raw materials	128,636	150,979

Inventories, net	303,243	349,926
Current deferred tax asset	54,859	50,457
Other current assets	13,790	13,454

Total current assets	1,026,150	1,021,240
Property, plant and equipment:
Cost	792,848	786,526
Less: accumulated depreciation	508,133	495,712

Property, plant and equipment, net	284,715	290,814
Long-term insurance receivable - asbestos	222,136	260,660
Long-term deferred tax assets	214,102	233,165
Other assets	88,487	80,676
Intangible assets, net	126,467	106,701
Goodwill	770,328	781,232

Total assets	$2,732,385	$2,774,488

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Liabilities and equity
Current liabilities:
Short-term borrowings	$952	$16,622
Accounts payable	142,861	182,147
Current asbestos liability	91,000	91,000
Accrued liabilities	226,992	246,915
U.S. and foreign taxes on income	4,535	1,980

Total current liabilities	466,340	538,664
Long-term debt	398,613	398,479
Accrued pension and postretirement benefits	158,452	150,125
Long-term deferred tax liability	26,525	22,971
Long-term asbestos liability	760,184	839,496
Other liabilities	63,217	78,932

Total liabilities	1,873,331	2,028,667
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	158,703	157,078
Retained earnings	986,924	935,460
Accumulated other comprehensive income (loss)	10,473	(45,131)
Treasury stock	(377,848)	(381,771)

Total shareholders’ equity	850,678	738,062
Noncontrolling interest	8,376	7,759

Total equity	859,054	745,821

Total liabilities and equity	$2,732,385	$2,774,488

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,965,083)	(13,936,373)

Common stock outstanding	58,461,056	58,489,766

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income attributable to common shareholders	$86,185	$143,469
Noncontrolling interest in subsidiaries’ earnings (losses)	202	(308)

Net income before allocation to noncontrolling interests	86,387	143,161
Gain on divestitures	—	(932)
Depreciation and amortization	43,857	43,965
Stock-based compensation expense	6,702	10,447
Deferred income taxes	14,891	22,639
Cash provided from (used for) working capital	13,037	(35,435)
Payments for asbestos-related fees and costs, net of insurance recoveries	(34,788)	(34,915)
Other	(4,361)	(18,466)

Total provided by operating activities	125,725	130,464

Investing activities:
Capital expenditures	(21,259)	(33,658)
Proceeds from disposition of capital assets	3,326	728
Payment for acquisitions, net of cash acquired	—	(28,009)
Proceeds from divestiture	—	2,106

Total used for investing activities	(17,933)	(58,833)

Financing activities:
Equity:
Dividends paid	(35,079)	(33,521)
Reacquisition of shares on the open market	—	(40,000)
Stock options exercised - net of shares reacquired	(299)	8,704
Excess tax benefit from stock-based compensation	131	1,388
Debt:
Net (decrease) increase in short-term debt	(16,365)	411

Total used for financing activities	(51,612)	(63,018)

Effect of exchange rates on cash and cash equivalents	16,868	(13,552)

Increase (decrease) in cash and cash equivalents	73,048	(4,939)
Cash and cash equivalents at beginning of period	231,840	283,370

Cash and cash equivalents at end of period	$304,888	$278,431

Detail of cash provided from (used for) working capital:
Accounts receivable	$31,034	$(17,824)
Inventories	53,939	(44,469)
Other current assets	136	(3,442)
Accounts payable	(44,707)	18,271
Accrued liabilities	(24,229)	9,504
U.S. and foreign taxes on income	(3,136)	2,525

Total	$13,037	$(35,435)

Supplemental disclosure of cash flow information:
Interest paid	$19,847	$18,878
Income taxes paid	$8,948	$36,792

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s financial statements. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of September 30, 2009, SFAS No. 167 has not been incorporated within the ASC. SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that SFAS No. 167 will have on the Company’s financial statements upon its effectiveness.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 166”). As of September 30, 2009, SFAS No. 166 has not been incorporated within the ASC. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that SFAS No. 166 will have on the Company’s financial statements upon its effectiveness.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events – Overall” (“ASC 855-10”). ASC 855-10 defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009, and the Company has applied ASC 855-10 effective June 30, 2009. Subsequent events have been evaluated through November 5, 2009, the date of which the Company issued its financial statements.

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

Financial information by reportable segment is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net sales
Aerospace & Electronics	$136,896	$159,716	$435,838	$484,095
Engineered Materials	48,065	58,174	127,990	213,884
Merchandising Systems	75,879	93,611	220,905	323,348
Fluid Handling	266,810	293,621	796,383	883,221
Controls	23,060	37,556	70,223	110,480

Total	$550,710	$642,678	$1,651,339	$2,015,028

Operating profit (loss)
Aerospace & Electronics	$19,928	$10,896	$56,259	$45,378
Engineered Materials	7,530	4,410	13,597	24,164
Merchandising Systems	6,914	10,884	16,569	42,361
Fluid Handling	34,882	34,915	98,708	126,233
Controls	(1,667)	3,277	(2,984)	8,124
Corporate*	(12,134)	(9,764)	(43,320)	(30,022)

Total	55,453	54,618	138,829	216,238
Interest income	270	3,212	1,578	8,379
Interest expense	(6,821)	(6,053)	(20,370)	(19,236)
Miscellaneous - net	83	(191)	2,323	1,570

Income before income taxes	$48,985	$51,586	$122,360	$206,951

*	The nine months ended September 30, 2009 includes a charge of $7.3 million related to the settlement of a lawsuit brought against the Company by a customer alleging failure of the Company’s fiberglass-reinforced plastic material (See Note 8). During the nine months ended September 30, 2008, operating results included $4.4 million of reimbursements related to environmental remediation activities.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

	As of
(in thousands)	September 30, 2009	December 31, 2008
Assets
Aerospace & Electronics	$446,184	$471,768
Engineered Materials	267,160	270,719
Merchandising Systems	312,059	302,361
Fluid Handling	861,904	889,067
Controls	71,608	83,482
Corporate	773,470	757,091

Total	$2,732,385	$2,774,488

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2009	2008	2009	2008
Net income attributable to common shareholders	$35,108	$36,082	$86,185	$143,469

Average basic shares outstanding	58,472	59,811	58,462	59,884
Effect of dilutive stock options	370	674	241	810

Average diluted shares outstanding	58,842	60,485	58,703	60,694

Earnings per basic share	$0.60	$0.60	$1.47	$2.40
Earnings per diluted share	$0.60	$0.60	$1.47	$2.36

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month and nine-month periods ended September 30, 2009 and 2008 because they would not have had a dilutive effect (3.3 million and 1.4 million average options for the third quarter of 2009 and 2008, respectively, and 4.2 million and 1.3 million average options for the first nine months of 2009 and 2008, respectively).

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Changes in Equity and Comprehensive Income

Effective January 1, 2009, the Company adopted the provisions under ASC Topic 810, “Consolidation” as it relates to the accounting for noncontrolling interests in Consolidated Financial Statements. These provisions establish accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. These provisions also require that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. These provisions also set forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

A summary of the changes in equity for the nine months ended September 30, 2009 and 2008 is provided below:

	Nine Months Ended September 30,
	2009			2008
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$738,062	$7,759	$745,821	$884,803	$8,394	$893,197
Dividends	(34,781)	—	(34,781)	(33,597)	—	(33,597)
Reacquisition on open market	—	—	—	(40,000)	—	(40,000)
Exercise of stock options, net of shares reacquired	(299)	—	(299)	8,704	—	8,704
Stock compensation expense	6,702	—	6,702	10,447	—	10,447
Excess tax benefit from stock based compensation	131	—	131	1,388	—	1,388
Other adjustments	(511)	—	(511)	(1,202)	—	(1,202)
Net income	86,185	202	86,387	143,469	(308)	143,161
Add: Currency translation adjustment	55,189	415	55,604	(46,164)	(275)	(46,439)

Comprehensive income	141,374	617	141,991	97,305	(583)	96,722

Balance, end of period	$850,678	$8,376	$859,054	$927,848	$7,811	$935,659

6.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2009, the Company had twelve reporting units.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10% and 15%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net costs increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2008, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$781,232	$766,550
Additions	—	47,175
Adjustments to purchase price allocations	(26,557)	806
Currency translation	15,653	(33,299)

Balance at end of period	$770,328	$781,232

During the nine months ended September 30, 2009, adjustments to purchase price allocations were a result of refinements made to the fair market valuations of intangible and other assets subsequent to the initial allocation of purchase price, and were related to the Delta Fluid Products Limited (“Delta”) acquisition in September 2008 and Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) acquisition in December 2008.

Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period, net	$106,701	$128,150
Additions	27,279	—
Amortization expense	(10,672)	(14,668)
Currency translation	3,159	(3,757)
Asset write-downs	—	(3,024)

Balance at end of period, net	$126,467	$106,701

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

A summary of intangible assets follows:

	Weighted Average Amortization	September 30, 2009			December 31, 2008
(in thousands)	Period (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.7	$98,838	$52,019	$46,819	$91,355	$48,858	$42,497
Customer relationships and backlog	6.7	97,693	37,721	59,972	85,204	30,325	54,879
Drawings	0.7	10,825	10,178	647	10,825	10,144	681
Other	4.1	31,804	12,775	19,029	17,913	9,269	8,644

Total	7.8	$239,160	$112,693	$126,467	$205,297	$98,596	$106,701

Amortization expense for these intangible assets is currently estimated to be approximately $4.0 million in total for the remaining quarter in 2009, $13.3 million in 2010, $13.1 million in 2011, $10.7 million in 2012, $10.6 million in 2013 and $50.0 million in 2014 and thereafter. Included within intangible assets is $24.8 million of intangibles with indefinite useful lives, consisting of trade names which are not being amortized in accordance with the provisions of ASC 350.

7.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	September 30, 2009	December 31, 2008
Employee related expenses	$85,972	$82,743
Warranty	21,821	27,305
Other	119,199	136,867

Total	$226,992	$246,915

The Company accrues warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

A summary of the warranty liabilities is as follows:

(in thousands)	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Balance at beginning of period	$27,305	$32,218
Expense	7,076	19,158
Additions through acquisition	—	450
Payments/deductions	(12,907)	(23,653)
Currency translation	347	(868)

Balance at end of period	$21,821	$27,305

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of September 30, 2009, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2009	2008	2008
Beginning claims	71,420	81,979	74,872	80,999	80,999
New claims	696	936	2,900	3,585	4,671
Settlements*	(275)	(323)	(820)	(963)	(1,236)
Dismissals	(1,559)	(6,411)	(6,670)	(7,440)	(9,562)

Ending claims**	70,282	76,181	70,282	76,181	74,872

*	Includes Joseph Norris and Earl Haupt judgments.
**	Does not include 36,447 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL.

Of the 70,282 pending claims as of September 30, 2009, approximately 25,100 claims were pending in New York, approximately 14,200 claims were pending in Mississippi, approximately 9,800 claims were pending in Texas and approximately 2,100 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid two judgments arising from adverse jury verdicts in asbestos matters. The first payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict, in the Joseph Norris matter in Los Angeles, California, after the Company had exhausted all post-trial and appellate remedies. The second payment in the amount of $0.02 million, was made in June 2009 after an adverse verdict in the Earl Haupt case in Los Angeles, California on April 21, 2009. Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in verdicts for the defense by the jury or directed verdicts for the defense by the court, one of which, the Patrick O’Neil claim in Los Angeles, was reversed on appeal and is currently the subject of further appellate proceedings. However, on March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The Company intends to pursue all available rights to appeal the verdict.

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was $0.68 million plus interest and costs. The Company is pursuing an appeal in this matter.

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation and damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009 the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The plaintiffs have appealed that ruling.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company in the nine-month periods ended September 30, 2009 and 2008 totaled $86.1 million and $71.1 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, in the nine-month periods ended September 30, 2009 and 2008 totaled $34.8 million, (reflecting the receipt of $14.5 million for full policy buyout from Highlands Insurance Company (“Highlands”)) and $34.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2009	2008	2009	2008	2008
Settlement / indemnity costs incurred (1)	$14.8	$15.2	$47.0	$33.0	$45.2
Defense costs incurred (1)	11.9	12.5	39.1	38.1	51.9

Total costs incurred	$26.7	$27.7	$86.1	$71.1	$97.1

Settlement / indemnity payments	$16.0	$13.4	$41.9	$28.5	$40.8
Defense payments	15.0	13.3	37.4	36.5	55.5
Insurance receipts (2)	(8.7)	(8.4)	(44.5)	(30.1)	(38.2)

Pre-tax cash payments (2)	$22.3	$18.3	$34.8	$34.9	$58.1

(1)	Before insurance recoveries and tax effects.
(2)	The nine months ended September 30, 2009 includes a $14.5 million payment from Highlands in January 2009.
There were no comparable policy settlements in the 2008 period.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively to date through September 30, 2009, the Company has resolved (by settlement or dismissal) approximately 57,600 claims. The related cumulative settlement costs incurred by the Company and its insurance carriers are approximately $216 million, for an average cost per resolved claim of $3,756. The average cost per claim resolved during the years ended December 31, 2008 and 2007 was $4,186 and $4,977, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process the Company also takes into account trends in the tort system such as those enumerated above. As of September 30, 2009, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed approximated the assumptions in the Company’s liability estimate, while the average settlement costs for mesothelioma claims were somewhat higher, but generally consistent with the prior three quarters. In addition to this claims experience, the Company considered additional qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2009. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $851 million as of September 30, 2009, approximately 68% of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs has been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2009 was $91 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with ten of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective April 21, 2009, between the Company and Employers Mutual Casualty Company, by and through its managing general agent and attorney-in-fact Mutual Marine Office, Inc. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with four of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $61.3 million in aggregate. The most recent of these buyouts was reached in October 2008 with Highlands Insurance Company, which currently is in receivership in the State of Texas. The settlement agreement with Highlands was formally approved by the Texas receivership court on December 8, 2008, and Highlands paid the full settlement amount, $14.5 million, to the Company on January 12, 2009. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $257 million as of September 30, 2009.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2009 and December 31, 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists and the EPA. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that adjustments to the Company’s liability estimate will be necessary as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability, excluding expected reimbursements (see below), was $56.2 million as of September 30, 2009. The current portion was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2014 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2009 the Company has recorded a receivable of $12.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date (the net liability, after expected reimbursements, was $43.4 million as of September 30, 2009). In the first quarter of 2009, the Company issued a $35 million letter of credit to support requirements of the consent decree for the Goodyear Site.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the U.S. Environmental Protection Agency (“EPA”) and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company is informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2010, and that the feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe that it is likely that any discussion about the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2010. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

The Company has defended two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The Court denied the plaintiff’s claim for additional post-trial equitable relief, and entered a final judgment, which included prejudgment interest of approximately $0.6 million. The total award of $3.8 million was paid in mid-2008, and the plaintiff has waived its right to an appeal.

The other lawsuit went to trial in mid-January of 2009 solely on the issue of liability, and on January 27 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, the Company recorded a pre-tax charge of $7.25 million in connection with this settlement in 2009.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The suits are in the late stages of pre-trial discovery, and the Company expects the trial to take place during the first quarter of 2010, although a firm date has not yet been set by the court. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of September 30, 2009, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

(in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$2,503	$1,838	$26	$38	$7,574	$10,319	$79	$115
Interest cost	8,659	9,799	231	253	25,793	26,823	694	760
Expected return on plan assets	(8,862)	(13,599)	—	—	(26,647)	(35,940)	—	—
Amortization of prior service cost	428	(26)	—	(21)	708	232	—	(63)
Amortization of net loss (gain)	2,415	(251)	(109)	(32)	6,233	51	(329)	(96)

Net periodic cost	$5,143	$(2,239)	$148	$238	$13,661	$1,485	$444	$716

The Company expects, based on current actuarial calculations, to contribute approximately $14.6 million to its domestic and foreign defined benefit plans and $1.9 million to its other postretirement benefit plans in 2009, of which $12.3 million and $1.2 million have been contributed during the first nine months of 2009, respectively. The Company contributed $10.0 million to its defined benefit plans and $2.2 million to its other postretirement benefit plans in 2008. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

10.	Income Taxes

The Company calculated its income tax provision for the three and nine months ended September 30, 2009 in accordance with the provisions under ASC Topic 740, “Income Taxes”.

A comparison of the Company’s effective tax rates is as follows:

	September 30, 2009	September 30, 2008
Three Months Ended	28.2%	30.3%
Nine Months Ended	29.4%	30.8%

The U.S. federal research credit, included in the 2009 effective tax rates above, is the primary reason for the Company’s lower effective tax rates for the three and nine months ended September 30, 2009. This credit was excluded from the Company’s effective tax rates for the three and nine months ended September 30, 2008 because its statutory reinstatement retroactive to January 1, 2008 did not occur until October 3, 2008.

The changes in the Company’s gross unrecognized tax benefits are summarized below:

(in thousands)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Increase (decrease) as a result of:
Tax positions taken during a prior period	$(725)	$(716)
Tax positions taken during the current period	$338	$759
Settlements with taxing authorities	$(100)	$(315)
Lapses in the statute of limitations	$—	$(31)

During the three and nine months ended September 30, 2009, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by approximately $0.5 million and $0.2 million, respectively.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The Company recognizes interest related to uncertain tax positions in tax expense. During the three and nine months ended September 30, 2009, the total amount of interest (income)/expense related to unrecognized tax benefits recognized in the consolidated statement of operations was $(0.1) million and $0, respectively. At September 30, 2009 and December 31, 2008, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the consolidated balance sheet was $0.7 million and $0.7 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as other state and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2005. During 2009, the IRS commenced an examination of the Company’s 2007 federal income tax return. In addition, the IRS has informed the Company of its intent to begin an examination of the Company’s 2008 federal income tax return before year end.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2004. At this time, the Company is currently under audit by various state and non-U.S. taxing authorities.

As of September 30, 2009, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $4.8 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the closure of the aforementioned audits.

11.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of September 30, 2009 and December 31, 2008:

(in thousands)	September 30, 2009	December 31, 2008
Long-term debt consists of:
5.50% notes due 2013	$199,085	$199,319
6.55% notes due 2036	199,428	199,060
Other	100	100

Total long-term debt	$398,613	$398,479

Short-term borrowings	$952	$16,622

12.	Derivative Instruments and Hedging Activities

In March 2009, the Company adopted the provisions under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”) as it relates to disclosures about derivative instruments and hedging activities. The provisions under ASC 815 are intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2009, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13.	Fair Value Measurements

The Company adopted the provisions under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as of January 1, 2008, with the exception of the application to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. The provisions under ASC 820 define fair value, establish a framework for measuring fair value and generally accepted accounting principles and expand disclosures about fair value measurements.

Fair value is defined in ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The provisions under ASC 820 also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

ASC 820 describes three levels of inputs that may be used to measure fair value:

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

During the first nine months of 2009, the Company reflected the fair value of intangible assets of $27.3 million, using Level 3 inputs for Delta, which was acquired in September 2008 and Krombach, which was acquired in December 2008.

The Company has forward contracts outstanding with related receivables of $0.5 million and payables of $1.4 million as of September 30, 2009 which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $408.6 million at September 30, 2009.

The Company adopted the provisions under ASC Topic 825, “Financial Instruments” as of January 1, 2008. These provisions provide companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of the adoption date.

14.	Restructuring

2008 Actions. During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakening global economy, the Company initiated broad-based restructuring actions in order to align its cost base to lower levels of demand. These actions include headcount reductions and select facility consolidations (the “Restructuring Program”). In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million and the Company currently estimates additional restructuring charges of approximately $2.3 million during 2009 to complete these actions (total pre-tax charges, upon program completion, of approximately $43.0 million). The Company expects the 2008 actions to result in net workforce reductions of approximately 700 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company is targeting the majority of all workforce and all facility related cost reduction actions for completion during 2009. Approximately 63% of the total expected charges, or $28 million, will be cash costs. The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $51 million annually.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

The following table summarizes the accrual balances related to the Restructuring Program:

(in millions)	December 31, 2008	Expense	Utilization	September 30, 2009
Severance	$17.8	$0.7	$(11.5)	$7.0
Other	7.2	1.3	(3.7)	4.8

Total	$25.0	$2.0	$(15.2)	$11.8

During 2008 and the first nine months of 2009, the Company recorded asset impairment charges of $15.7 million and $0.4 million, respectively related to the Restructuring Program.

In addition to the $2.3 million of charges expected from the Restructuring Program described above, the Company estimates that it will incur approximately $4.0 million of integration-related expenses during 2009 in connection with the December 2008 acquisition of Krombach.

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

Outlook

Concerns about global economic growth for industrial businesses and disruptions in the financial markets have had a significant adverse impact on end markets as well as our operating results through the first nine months of 2009. Notwithstanding the 14% sales decline that we experienced during the third quarter 2009 when compared to the same quarter last year, operating profit remained flat reflecting the favorable impact of our cost reduction programs. We continue to pursue additional opportunities to ensure our cost structure is properly aligned to demand and to maximize cash flow. Based on the traction of our cost savings initiatives, we raised our cost reduction target from $75 million to in excess of $125 million in July and now project our savings will be more than $150 million for the full year. We continue to maintain a strong capital structure and liquidity position with $305 million in cash, a $300 million revolving credit agreement (of which $265 million is available) and no near-term debt maturities.

Our Aerospace and Electronics segment operating profit was up slightly during the third quarter when compared to the same period last year. Our Electronics Group experienced higher operating profit driven by stable demand in the Defense Electronics business, strong program execution and cost reduction efforts. In our Aerospace Group, volumes and profits are expected to be unfavorably impacted by further softening of long-cycle sales to commercial aerospace customers. Consistent with our expectations, we experienced a sequential decline in engineering expense in the Aerospace Group. We expect this trend to continue and despite further delays announced by Boeing related to first flight of its 787 aircraft, we have exceeded our previously announced $25 million year-over-year decline in engineering expenses. Boeing has communicated certain changed aircraft requirements that affect the brake control system, and we have been engaged in discussions with our customer, GE Aviation Systems, regarding development of a new version of the 787 brake control system, including whether this additional development will be funded by the customer. Although it is our position that we are not required to undertake this additional development work without customer funding, if such customer funding is not obtained and we are required to develop a new version of the brake control system, it would have a significant impact on our results of operations and cash flow.

During the third quarter, our short-cycle Engineered Materials segment experienced higher profit when compared to the same period last year. Despite the 17% decline in sales volumes, operating profit increased 71% reflecting cost discipline, productivity savings, and strong market position. The sales decline in Engineered Materials reflects substantially lower volumes to our transportation-related and building products customers, partially offset by an increase in sales to our traditional recreational vehicle customers. We expect demand from our transportation-related customers to remain at current levels while demand from our building products customers will continue to decline which is consistent with the slow-down in non-residential construction.

Our Merchandising Systems segment experienced a 19% and 37% decline in sales and operating profit, respectively, when compared to the same period last year reflecting continued difficult end market conditions. Demand for Payment Solutions products was substantially lower as end-market applications, including retail, transportation, and non-U.S. gaming declined sharply. However, we experienced a sequential quarterly increase in sales for our Vending Solutions products. We expect continued market weakness for our Payment Solutions products and anticipate normal seasonality for our Vending Solutions products in the 2009 fourth quarter.

During the third quarter, operating profit in our Fluid Handling segment was flat when compared to the same period last year notwithstanding a 9% decline in sales. Sales continue to be weak in the longer-cycle energy, chemical and pharmaceutical businesses, as well as the short-cycle Maintenance, Overhaul and Repair (“MRO”) business, which continue to be impacted by poor market conditions. We expect the chemical and pharmaceutical end markets to remain weak in the fourth quarter.

In response to all of the aforementioned outlook considerations, we have taken significant steps to reduce costs and improve cash flow across all of our businesses, which include significant headcount reductions and select facility consolidations. Excluding the effects of two acquisitions in the second half of 2008, headcount has been reduced by approximately 2,050 people, or 17%, since year-end 2007, of which 1,100 were in the first nine months of 2009.

Results from Operations

Third quarter of 2009 compared with third quarter of 2008

	Third Quarter		Change
(dollars in millions)	2009	2008	$	%
Net sales	$550.7	$642.7	$(92.0)	(14.3)
Operating profit	55.5	54.6	0.9	1.6
Restructuring charge*	0.5	—	0.5	n/a
Operating margin	10.1%	8.5%
Other income (expense):
Interest income	0.3	3.2	(2.9)	(90.6)
Interest expense	(6.8)	(6.0)	(0.8)	(13.3)
Miscellaneous - net	—	(0.2)	0.2	100.0

	(6.5)	(3.0)	(3.5)	(116.7)

Income before income taxes	49.0	51.6	(2.6)	(5.0)
Provision for income taxes	13.8	15.6	(1.8)	(11.5)

Net income before allocation to noncontrolling interests	35.2	36.0	(0.8)	(2.2)
Less: Noncontrolling interest in subsidiaries earnings (losses)	0.1	(0.1)	0.2	192.6

Net income attributable to common shareholders	$35.1	$36.1	$(1.0)	(2.8)

*	The restructuring charge is included in operating profit and operating margin.

Third quarter 2009 sales decreased $92.0 million, or 14.3%, versus the third quarter of 2008. Core business sales for the third quarter declined approximately $100.5 million, or 15.6%. Acquired businesses (Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) and Delta Fluid Products Limited (“Delta”)) contributed 4.1% growth, or $26.3 million. The impact of currency translation decreased reported sales by approximately $17.8 million, or 2.8%, as the U.S. dollar strengthened against other major currencies in the third quarter of 2009 compared to the third quarter of 2008. Net sales related to operations outside the U.S. were 40.9% and 41.9% of total net sales for the three month periods ended September 30, 2009 and 2008, respectively.

Operating profit was $55.5 million in the third quarter 2009 compared to $54.6 million in the comparable period of 2008. The slight increase in operating profit was largely attributable to improved performance in Aerospace & Electronics and Engineered Materials segments, partially offset by weaker performance in the Merchandising Systems and Controls segments. Operating profit margins were 10.1% in the third quarter 2009 compared to 8.5% in the comparable period of 2008. Operating profit in the third quarter of 2009 included restructuring charges of $0.5 million.

Our effective tax rate of 28.2% for the three months ended September 30, 2009 is lower than our effective tax rate of 30.3% for the three months ended September 30, 2008. A tax benefit for the U.S. federal research credit was included in 2009 and not in 2008 as the statutory reinstatement of the U.S. federal research tax credit retroactive to January 1, 2008 did not occur until October 3, 2008.

Segment Results

All comparisons below refer to the third quarter 2009 versus the third quarter 2008, unless otherwise specified.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2009	2008
Sales	$136.9	$159.7	$(22.8)	(14.3%)
Operating profit	$19.9	$10.9	$9.0	82.9%
Restructuring charge*	$0.2	$—	$0.2	n/a
Operating margin	14.6%	6.8%

*	The restructuring charge is included in operating profit and operating margin.

The third quarter 2009 sales decrease of $22.8 million reflected a sales decrease of $20.6 million and $2.2 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $9.0 million, or 82.9%, in the third quarter of 2009 when compared to the same period in the prior year. The increase in operating profit was driven by higher profits in both the Aerospace Group and Electronics Group.

Aerospace Group sales of $80.3 million decreased $20.6 million, or 20.4%, from $100.9 million in the prior year period. This was largely attributable to declines in original equipment manufacturer (“OEM”) product sales of 26.6% and declines in commercial aftermarket product sales of 21.9%, partially offset by higher military product sales (OEM and spares) and aftermarket sales. During the third quarter of 2009, sales to OEMs and sales to aftermarket customers were 56.6% and 43.4%, respectively, of total sales, compared to 61.3% and 38.7%, respectively, in the same period last year. Operating profit increased by $6.2 million in the third quarter of 2009, compared to the third quarter of 2008 primarily reflecting a $17.9 million decline in engineering expenses and savings associated with cost reduction initiatives, partially offset by the unfavorable impact of the lower sales volumes. Total engineering expense for the Aerospace Group was $14.7 million in the third quarter of 2009 compared to $18.8 million in the second quarter of 2009, $21.0 million in the first quarter of 2009 and $28.3 million in the fourth quarter of 2008.

Electronics Group sales of $56.6 million decreased $2.2 million, or 3.7%, from $58.8 million in the prior period year primarily driven largely by a decline in the Custom and Standard Power businesses. Despite the sales decline, strong program execution, savings associated with cost reduction initiatives and lower engineering spending increased operating profit by $2.8 million in the third quarter of 2009, compared to the third quarter of 2008.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2009	2008
Sales	$48.1	$58.2	$(10.1)	(17.4%)
Operating profit	$7.5	$4.4	$3.1	70.8%
Restructuring charge*	$0.2	$—	$0.2	n/a
Operating margin	15.7%	7.6%

*	The restructuring charge is included in operating profit and operating margin.

Third quarter 2009 sales decreased $10.1 million, or 17.4%, reflecting substantially lower volumes to our transportation and building products customers when compared to the prior year, partially offset by higher sales to our traditional recreation vehicle customers. Sales to our transportation-related customers declined 28.8%, in line with the reduced trailer build rates. We experienced a 26.9% decline to our building products customers, resulting from the soft non-residential construction market. Sales to our traditional recreational vehicle customers increased by 6.3%, reflecting market share gains and moderate improvement in industry sales. Operating profit in the third quarter of 2009 increased 70.8% reflecting savings associated with ongoing cost reduction initiatives and productivity improvements. We have reduced employment levels in this segment by 42% and 12%, respectively, compared to December 2007 and December 2008, and facility consolidation activities have been largely completed pursuant to our restructuring program.

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2009	2008
Sales	$75.9	$93.6	$(17.7)	(18.9%)
Operating profit	$6.9	$10.9	$(4.0)	(36.5%)
Restructuring gain*	$(1.5)	$—	$(1.5)	n/a
Operating margin	9.1%	11.6%

*	The restructuring gain is included in operating profit and operating margin.

Third quarter 2009 sales decreased $17.7 million, or 18.9%, including a core sales decline of $15.5 million, or 16.6% and unfavorable foreign currency translation of $2.2 million, or 2.4%. The decline in core sales primarily reflects substantially lower demand for both Payments Solutions and Vending Solutions products. The global slowdown in the gaming (in part due to changes in gaming regulations), retail and transportation end markets was the primary driver for the decline in demand for our Payments Solutions products. The primary drivers of the end market softness for our Vending Solutions products are unchanged from the first half of 2009, as commercial office space vacancies remain high and factory employment levels continue to decline. Operating profit for the segment decreased by $4.0 million versus the third quarter of 2008, or 36.5%, due primarily to the deleverage on reduced sales, partially offset by savings associated with cost reduction initiatives, the favorable impact of a legal settlement and the reduction of a liability estimate associated with the restructuring program. In response to the lower levels of demand, general expense reduction programs continue to be implemented, we have reduced employment levels by 21% compared to year-end 2007 and, as previously disclosed, we are consolidating certain vending machine production facilities.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2009	2008
Sales	$266.8	$293.6	$(26.8)	(9.1%)
Operating profit	$34.9	$34.9	$—	—
Restructuring charge*	$1.6	$—	$1.6	n/a
Operating margin	13.1%	11.9%

*	The restructuring charge is included in operating profit and operating margin.

Third quarter 2009 sales decreased $26.8 million, or 9.1%, driven by a decline in core sales of $38.4 million, or 13.1%, and unfavorable foreign currency exchange of $14.7 million, or 5.0%, partially offset by a net increase in sales from two acquired businesses (Krombach and Delta) of $26.3 million, or 8.9%. The core sales performance was impacted by a broad-based volume decline across the majority of businesses and reflects unfavorable end markets which continue to impact many longer-cycle, project-based chemical and pharmaceutical businesses, as well as several of our short-cycle MRO businesses. Notwithstanding the unfavorable impact of lower core sales and foreign currency exchange, operating profit was flat compared to the same prior year period, primarily due to disciplined pricing, productivity improvements and savings associated with ongoing cost reduction initiatives. Operating profit in the third quarter of 2009 included restructuring charges of $1.6 million.

Controls

	Third Quarter		Change
(dollars in millions)	2009	2008
Sales	$23.1	$37.6	$(14.5)	(38.7%)
Operating (loss) profit	$(1.7)	$3.3	$(4.9)	(151.9%)
Operating margin	(7.2%)	8.7%

The third quarter 2009 sales decrease of $14.5 million and the $4.9 million operating profit decline reflects substantial volume declines to our oil and gas, and transportation end market customers, driven by depressed market conditions. The impact of the volume decline on operating profit was partially offset by savings associated with ongoing cost reduction initiatives. We have reduced employment levels in this segment by 24% compared to December 2007.

Results from Operations

Year-to-date period ended September 30, 2009 compared to year-to-date period ended September 30, 2008

	Year-to-Date		Change
(dollars in millions)	2009	2008	$	%
Net sales	$1,651.3	$2,015.0	$(363.7)	(18.0)
Operating profit	138.8	216.2	(77.4)	(35.8)
Restructuring charge*	2.4	—	2.4	n/a
Operating margin	8.4%	10.7%
Other income (expense):
Interest income	1.6	8.4	(6.8)	(81.0)
Interest expense	(20.3)	(19.2)	(1.1)	(5.7)
Miscellaneous - net	2.3	1.6	0.7	43.8

	(16.4)	(9.2)	(7.2)	(78.3)

Income before income taxes	122.4	207.0	(84.6)	(40.9)
Provision for income taxes	36.0	63.8	(27.8)	(43.6)

Net income before allocation to noncontrolling interests	86.4	143.2	(56.8)	(39.7)
Less: Noncontrolling interest in subsidiaries earnings (losses)	0.2	(0.3)	0.5	165.6

Net income attributable to common shareholders	$86.2	$143.5	$(57.3)	(39.9)

*	The restructuring charge is included in operating profit and operating margin.

Year-to-date 2009 sales decreased $363.7 million, or 18.0%, over the same period in 2008. Core business year-to-date 2009 sales declined $354.2 million or 17.6%. The core decline was broad-based and attributable to significant volume declines resulting from very difficult end market conditions. Acquired businesses (Krombach and Delta), net of $1.4 million of lost sales resulting from divestures, contributed 4.7% growth, or $94.9 million. The impact of currency translation decreased reported sales by approximately $104.4 million or 5.2%, as the U.S. dollar strengthened against other major currencies in the first nine months of 2009 compared to the same period in 2008. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2009 and 2008 were 40.0% and 40.3% of total net sales, respectively.

Operating profit was $138.8 million in the first nine months of 2009 compared to $216.2 million in the comparable period of 2008. The decrease over the prior year period was broad-based, led by substantial declines in operating profit in our Merchandising Systems, Fluid Handling, Controls and Engineered Materials segments, and due largely to lower sales levels. Operating profit margins were 8.4% in the first nine months of 2009 compared to 10.7% in the comparable period of 2008. Operating profit in the first nine months of 2009 included restructuring charges of $2.4 million.

In addition, operating profit for the first nine months of 2009 included a charge of $7.3 million related to a settlement of a previously disclosed lawsuit. The operating profit for the first nine months of 2008 included $4.4 million of reimbursements related to our environmental remediation activities.

Our effective tax rate of 29.4% for the nine months ended September 30, 2009 is lower than our effective tax rate of 30.8% for the nine months ended September 30, 2008. A tax benefit for the U.S. federal research credit was included in 2009 and not in 2008 as the statutory reinstatement of the U.S. federal research tax credit retroactive to January 1, 2008 did not occur until October 3, 2008.

Order backlog at September 30, 2009 totaled $681.6 million, 2.2% lower than the backlog of $696.9 million at June 30, 2009, 5.9% lower than the backlog of $724.5 million at March 31, 2009, and 12.8% lower than $781.9 million at December 31, 2008, and 12.5% lower than the backlog of $778.8 million at September 30, 2008. Order backlog at

September 30, 2009 and December 31, 2008 included $40.4 million and $57.0 million, respectively, related to Delta and Krombach, both of which were acquired in the second half of 2008.

Segment Results

All comparisons below reference the year-to-date period ended September 30, 2009 versus the year-to-date period ended September 30, 2008 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$435.8	$484.1	$(48.3)	(10.0%)
Operating profit	$56.3	$45.4	$10.9	24.0%
Restructuring charge*	$1.2	$—	$1.2	n/a
Operating margin	12.9%	9.4%

*	The restructuring charge is included in operating profit and operating margin.

The year-to-date 2009 sales decrease of $48.3 million, or 10.0%, reflected a sales decrease of $49.2 million in the Aerospace Group and an increase of $0.9 million in the Electronics Group. The segment’s operating profit increased $10.9 million, or 24.0%, in the first nine months of 2009 when compared to the same period in the prior year. The increase in operating profit reflects a $2.0 million and $8.9 million increase in operating profit in the Aerospace Group and Electronics Group, respectively.

Aerospace Group sales of $261.2 million decreased $49.2 million, or 15.8%, from $310.4 million in the prior year period. This decrease was attributable to declines in OEM product sales of 21.9% and declines in commercial aftermarket product sales of 17.1%, partially offset by higher sales of military product sales (OEM and spares) and modernization and upgrade product sales. Operating profit increased $2.0 million, or 7.9%, in the first nine months of 2009 when compared to the same period in the prior year. This improvement reflected a $28.3 million decline in engineering expenses and savings associated with cost reduction initiatives, partially offset by the unfavorable impact of the aforementioned lower sales volumes. Total engineering expense for the Aerospace Group was $54.4 million in the first nine months of 2009 compared to $82.6 million in the first nine months of 2008.

Electronics Group sales of $174.6 million increased $0.9 million, or 0.5%. Operating profit increased by $8.9 million, or 43.5%, in the first nine months of 2009 when compared to the first nine months of 2008. The increase was due largely to savings associated with cost reduction initiatives and strong program execution.

The Aerospace & Electronics segment backlog was $369.9 million at September 30, 2009, compared with $418.3 million at September 30, 2008 and $418.4 million at December 31, 2008.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$128.0	$213.9	$(85.9)	(40.2%)
Operating profit	$13.6	$24.2	$(10.6)	(43.7%)
Restructuring charge*	$0.4	$—	$0.4	n/a
Operating margin	10.6%	11.3%

*	The restructuring charge is included in operating profit and operating margin.

Year–to-date 2009 sales decreased $85.9 million, or 40.2%, reflecting substantially lower volumes when compared to the prior year period. Sales to our traditional recreational vehicle customers declined 53.1%, sales to transportation-related customers declined 38.5% and we experienced a 27.7% decline in sales to our building products customers. Operating profit in the first nine months of 2009 decreased 43.7%, resulting from the substantially lower volumes, partially offset by savings associated with ongoing cost reduction initiatives and productivity improvements.

The Engineered Materials segment backlog was $8.5 million at September 30, 2009, compared with $11.0 million at September 30, 2008 and $6.9 million at December 31, 2008.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$220.9	$323.3	$(102.4)	(31.7%)
Operating profit	$16.6	$42.4	$(25.8)	(60.9%)
Restructuring gain*	$(1.5)	$—	$(1.5)	n/a
Operating margin	7.5%	13.1%

*	The restructuring gain is included in operating profit and operating margin.

Year-to-date 2009 sales decreased $102.4 million, or 31.7%, including a core sales decline of $87.7 million, or 27.1% and unfavorable foreign currency translation of $14.7 million, or 4.6%. The decline in core sales primarily reflects substantially lower demand for both Vending Solutions and Payments Solutions products. The primary drivers of the end market softness for our Vending Solutions products were higher commercial office space vacancies, declining factory employment levels and continuing margin pressure on vending route operators. The global slowdown in the gaming, retail and transportation end markets was the primary driver for the decline in demand for our Payments Solutions products. Operating profit for the segment for the first nine months of 2009 decreased by $25.8 million, or 60.9% over the same period in 2008, due primarily to the deleverage on reduced sales, partially offset by savings associated with ongoing cost reduction initiatives. In response to the lower levels of demand, general expense reduction programs have been implemented to align operations with the current market conditions, including consolidating certain vending machine production facilities.

The Merchandising Systems segment backlog was $23.6 million at September 30, 2009, compared with $25.7 million at September 30, 2008 and $23.4 million at December 31, 2008.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$796.4	$883.2	$(86.8)	(9.8%)
Operating profit	$98.7	$126.2	$(27.5)	(21.8%)
Restructuring charge*	$2.0	$—	$2.0	n/a
Operating margin	12.4%	14.3%

*	The restructuring charge is included in operating profit and operating margin.

Year-to-date 2009 sales decreased $86.8 million, or 9.8%, driven by a core sales decline of $97.0 million, or 11.0%, and unfavorable foreign currency translation of $84.7 million, or 9.6%, partially offset by a net increase in sales from two acquired businesses (Krombach and Delta) of $94.9 million, or 10.7%. The core sales performance was impacted by a broad-based volume decline across all major business units in the segment and reflected weakness in our longer and late cycle businesses, including the energy, chemical, and pharmaceutical businesses, coupled with difficult end markets for our short cycle businesses. Segment operating profit decreased $27.5 million, or 21.8%, over the first nine months of 2009. The operating profit decrease was primarily due to the unfavorable impact of volume deleverage and foreign currency exchange, partially offset by disciplined pricing and savings associated with ongoing cost reduction initiatives.

The Fluid Handling segment backlog was $252.3 million at September 30, 2009, compared with $286.0 million at September 30, 2008 and $302.7 million at December 31, 2008. Order backlog at September 30, 2009 and December 31, 2008 included $40.4 million and $57.0 million, respectively, related to Delta and Krombach, both of which were acquired in the second half of 2008.

Controls

	Year-to-Date		Change
(dollars in millions)	2009	2008
Sales	$70.2	$110.5	$(40.3)	(36.4%)
Operating (loss) profit	$(3.0)	$8.1	$(11.1)	(136.7%)
Restructuring charge*	$0.3	$—	$0.3	n/a
Operating margin	(4.2%)	7.4%

*	The restructuring charge is included in operating profit and operating margin.

The year-to-date 2009 sales decrease of $40.3 million and the $11.1 million operating profit decline reflects substantial volume declines to our oil and gas, and transportation end use applications, partially offset by savings associated with ongoing cost reduction initiatives.

The Controls segment backlog was $27.3 million at September 30, 2009, compared with $37.8 million at September 30, 2008 and $30.5 million at December 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents increased by $73 million to $305 million at September 30, 2009 compared with $232 million at December 31, 2008. Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. Concerns about global economic growth for industrial businesses and disruptions in the financial markets have had a significant and adverse impact on our operating results through the first nine months of 2009. In response, we have initiated a variety of actions to generate operating cash and maintain liquidity:

•

These actions include restructuring initiatives (which commenced in December 2008), engineering expense reductions and other discretionary cost reduction initiatives. As part of these efforts, we have reduced company-wide employment, excluding the impact of acquisitions, by 2,050 people since December 2007, representing a decline of 17%. Based on the traction of our cost saving initiatives through the first nine months of 2009, we expect over $150 million in cost savings for the full year.

•	We expect to reduce our level of capital expenditures in 2009 to approximately $35 million, which compares to $45 million in 2008.

•

Our repurchase of shares, which is discretionary and flexible, may not occur at all, in the same amount, or at the same pace as in prior years. There have been no open-market share repurchases in the first nine months of 2009.

•

We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 (of which $35 million was committed to secure a letter of credit to support requirements of the consent decree for the Goodyear, AZ site) and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

Notwithstanding the lower levels of demand experienced and forecasted for the remainder of 2009, our current cash balance of $305 million, together with cash generated from future operations and $265 million available under our existing committed $300 million revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures, expected increases in pension contributions and restructuring costs. We believe our cost reduction initiatives will have a meaningful impact and are designed to align our cost structure and operating cash requirements to lower levels of demand expected for the remainder of 2009, to the extent global demand for industrial products and services declines further, and/or if we are required to provide further unfunded engineering resources for the development of brake control systems for the Boeing 787 we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which would have an adverse impact on our 2009 operating cash flow.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $125.7 million for the first nine months of 2009, a decrease of $4.7 million, or 3.6%, compared to the first nine months of 2008. This slight decrease resulted primarily from the lower earnings, offset by substantially reduced working capital requirements.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $17.9 million in the first nine months of 2009, compared to $58.8 million used in the comparable period of 2008. The lower levels of cash flows used in investing activities were primarily due to the absence of a $28.0 million net payment made for the Delta acquisition during the prior year third quarter. Also contributing to the decline was a decrease in capital spending of $12.4 million; capital expenditures were $21.3 for the first nine months of 2009 when compared to $33.7 million from the first nine months of 2008. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2009 capital expenditures to approach $35 million, compared to $45 million in 2008.

Financing Activities

Financing cash flows consist primarily of repayments of indebtedness, share repurchases and payments of dividends to shareholders. Cash used in financing activities was $51.6 million during the first nine months of 2009, compared to $63.0 million used during the first nine months of 2008. The lower levels of cash flows used in financing activities during the first nine months of 2009 was driven by the absence of open-market share repurchases, which compares to $40.0 million of open-market share repurchases in the same period last year. Offsetting this favorable comparison, during the first nine months of 2009, $16.4 million of short-term debt was repaid.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2009, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31, 2009	—	$—	—	—
August 1-31, 2009	—	—	—	—
September 1-30, 2009	—	—	—	—

Total	—	$—	—	—

The table above only includes the open-market repurchases of the Company’s common stock in the third quarter of 2009. The Company routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

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

CRANE CO.
REGISTRANT

Date November 5, 2009	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date November 5, 2009	By	/s/ Timothy J. MacCarrick
Timothy J. MacCarrick
Vice President, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)