Form 10-K
period 2009-12-31
CRANE CO /DE/
filed 2010-02-25
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Yes    ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes    ☐        No    ☒

Based on the closing stock price of $22.31 on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,069,035,253.

The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,558,628 at January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 19, 2010 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2009

PART I / ITEM 1

Part I

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	Current economic conditions, which are beyond our control, causing many of our existing and potential customers to continue to delay or reduce purchases of our products or services;

•	Our ability to properly size our cost base in relation to any further declines in demand for our products;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully value and integrate acquisition candidates;

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Delays in launching or supplying new products, or an inability to achieve new product sales objectives;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	The ability of the U.S. government to terminate our contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions;

•	Adverse effects on our business and results of operations, as a whole, as a result of further increases in asbestos claims or the cost of defending and settling such claims; and

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims.

Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.

We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, producing sustainable returns and excess cash flow. Our primary markets are aerospace, defense electronics, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.

Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire businesses that fit strategically with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on continuous improvement, continue to attract and retain a committed management team whose interests are directly aligned with those of our shareholders and maintain a focused, efficient corporate structure.

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

We employ approximately 10,000 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 40% in both 2009 and 2008 and 38% in 2007.

Business Segments

For additional information on recent business developments and other information about us and our business, you should refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 14, “Segment Information,” to the Consolidated Financial Statements for sales, operating profit and assets employed by each segment.

PART I / ITEM 1

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (Eldec), Fluid Management (Lear Romec) and Cabin Systems (P.L. Porter). The Electronic’s Group products are organized into the following solution sets: Power Solutions (Eldec, Keltec, Interpoint), Microwave Systems (Signal Technology) and Microelectronics (Interpoint). In 2008, Aircraft Electrical Power (a portion of the Eldec business) was reclassified from the Aerospace Group to the Electronics Group as part of Power Solutions.

The Landing Systems solution set includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This solution set also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these solution sets are proprietary to us and are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, Tier 1 integrators (a company who makes products specifically for an aircraft manufacturer), airlines, governments and aircraft maintenance and overhaul companies. Manufacturing for Landing Systems is located in Burbank, California.

The Sensing and Utility Systems solution set includes custom position indication and control systems, proximity sensors, pressure sensors and true mass fuel flow meters for the commercial business, regional and general aviation, military, repair and overhaul and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Our Sensing and Utility Systems products are manufactured at facilities in Lynnwood, Washington; Northants, England; and Lyon, France.

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

Our Microwave Systems solution set includes sophisticated electronic radio frequency components and subsystems. These products are used in defense electronics applications that include radar, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels, sensors and communications capability on unmanned aerial systems and applications for mounted and dismounted land combat troops. Facilities are located in Beverly, Massachusetts; and Chandler, Arizona.

Our Microelectronics solution set, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in commercial, space and military aerospace, fiber optics and medical industries.

The Aerospace & Electronics segment employed approximately 2,400 people and had assets of $436 million at December 31, 2009. The order backlog totaled $351.0 million and $418.4 million at December 31, 2009 and 2008, respectively.

Engineered Materials

The Engineered Materials segment is largely comprised of the Crane Composites fiberglass-reinforced plastic panel business. The segment also includes the Polyflon business.

Crane Composites manufactures fiberglass-reinforced plastic panels for the transportation industry, in refrigerated and dry-van trailers and truck bodies, RVs, industrial building applications and the commercial construction industry for food processing, restaurants and supermarket applications. Crane Composites sells the majority of its products directly to trailer and RV manufacturers and uses distributors and retailers to serve the commercial construction market. Since the fourth quarter of 2008, Crane Composites closed three facilities in connection with manufacturing consolidation initiatives. Crane Composites’ manufacturing facilities are located in Joliet, Illinois; Jonesboro, Arkansas; Florence, Kentucky; Goshen, Indiana; and Alton, Hampshire, United Kingdom.

Noble Composites, Inc. (“Noble”) was acquired in September 2006 and, during 2007, was integrated into Crane Composites. Noble specializes in the manufacture and sale of premium, high-gloss finished composite panels used by RV manufacturers. Noble’s manufacturing facility is located in Goshen, Indiana. In September 2007, we acquired the composite panel business of Owens Corning, which produces high gloss fiberglass-reinforced plastic panels used by manufacturers of RVs. The acquired business was integrated into the Noble business during 2008.

Polyflon is a manufacturer of specialty components and materials, primarily microwave substrates utilized in antenna applications. Polyflon is located in Norwalk, Connecticut.

The Engineered Materials segment employed approximately 600 people and had assets of $262 million at December 31, 2009. The order backlog totaled $12.1 million and $6.9 million at December 31, 2009 and 2008, respectively.

PART I / ITEM 1

Merchandising Systems

The Merchandising Systems segment is divided into two groups, Vending Solutions and Payment Solutions, both of which were significantly expanded in 2006 with our investment of over $200 million for the acquisitions of four complementary businesses.

Our Vending Solutions business, which is primarily engaged in the design and manufacture of vending equipment and related solutions, creates customer value through innovation by improving consumer experience and store profitability. Our products are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Our solutions include vending management software to help customers operate their businesses more profitably, become more competitive and free cash for continued business investment. During 2009, facility consolidation activities resulted in the closure of the St. Louis, Missouri manufacturing facility. Major production facilities for Vending Solutions are located in Williston, South Carolina and Chippenham, England.

Our Payment Solutions business provides high technology products serving four global vertical markets: Retail, Vending, Gaming and Transportation. Our payment systems solutions for these markets include coin accepters and dispensers, bill validators and bill recyclers. Major facilities are located in Buxtehude, Germany; Concord, Ontario, Canada; Kiev, Ukraine; and Salem, New Hampshire.

The Merchandising Systems segment employed approximately 1,500 people and had assets of $297 million at December 31, 2009. Order backlog totaled $23.5 million and $23.4 million at December 31, 2009 and 2008, respectively.

Fluid Handling

The Fluid Handling segment consists of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply. The Valve Group business units are as follows: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions and Building Services & Utilities. During 2009, Crane Valve Services was made a part of Crane Energy Flow Solutions in order to better serve our global customers in the nuclear power market.

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

The Krombach Group of Companies (“Krombach”) was acquired in December 2008 and has been integrated into our Crane Energy Flow Solutions business unit. Krombach manufactures specialty valve flow solutions for the power, oil and gas, and chemical markets which complement our product offering in our global power and energy infrastructure business, particularly for larger diameter, highly-engineered valves. In addition to Krombach’s manufacturing and headquarters location in Germany, Krombach currently has foundry, machining and assembly facilities in Slovenia and China.

Delta Fluid Products Limited (“Delta”) was acquired in September 2008 and has been integrated into our Building Services & Utilities business unit. Delta designs and manufactures products for the natural gas and building services markets which are complementary to Crane's Building Services & Utilities product lines. Delta’s office and manufacturing operation is located in St. Helens, England.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks and Barnes. Pumps are sold to a broad customer base that includes industrial, municipal, and commercial water and wastewater, commercial heating, ventilation and air-conditioning industries and original equipment manufacturers and military applications. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea, Ontario, Canada; and Zhejiang, China.

Crane Supply, a distributor of valves, fittings, piping and plumbing supplies maintains 31 distribution facilities throughout Canada.

The Fluid Handling segment employed approximately 5,000 people and had assets of $832 million at December 31, 2009. Order backlog totaled $249.9 million and $302.7 million at December 31, 2009 and 2008, respectively.

Controls

The Controls segment provides customer solutions for sensing and control applications and has special expertise in control solutions for difficult and hazardous environments. It includes five businesses: Barksdale (ride-leveling, air-suspension control valves; pressure, temperature and level sensors), Dynalco (safe instruments and controls for industrial engine monitoring and protection), Azonix (ultra-rugged computers, mobile rugged displays, measurement and control systems and intelligent data acquisition products), Crane Environmental (specialized water purification solutions), and Crane Wireless Monitoring Solutions (wireless sensor networks and covert radio products).

The Controls segment employed approximately 400 people and had assets of $70 million at December 31, 2009. Order backlog totaled $28.0 million and $30.5 million at December 31, 2009 and 2008, respectively.

Acquisitions

We have completed 12 acquisitions since the beginning of 2005.

On February 3, 2010, we completed the acquisition of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules, by means of a cash tender offer and subsequent merger. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was approximately $56 million in cash. Merrimac will be integrated into the Electronics Group within our Aerospace & Electronics segment.

PART I / ITEM 1

During 2008, we completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. Goodwill for the 2008 acquisitions amounted to $14 million.

In December 2008, we acquired all of the capital stock of Krombach. Krombach is a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. Krombach’s 2008 full year sales were approximately $100 million, and the purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach was integrated into the Energy Flow Solutions business within our Fluid Handling segment.

In September 2008, we acquired all of the capital stock of Delta, a leading designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of $39 million in 2008 and was integrated into the Building Services & Utilities business within our Fluid Handling segment.

During 2007, we completed two acquisitions at a total cost of $65 million. Goodwill for the 2007 acquisitions amounted to $29 million.

In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of RVs. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and was integrated into the Noble Composites business within our Engineered Materials segment.

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

In January 2006, we acquired substantially all of the assets of CashCode Co. Inc. (“CashCode”), a manufacturer of bill validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for $86 million in cash. CashCode had sales of $48 million in 2005. CashCode is located in Concord, Ontario, Canada and Kiev, Ukraine, serving a global marketplace with 75% of its sales outside the United States, of which the majority are in Europe and Russia. CashCode was integrated into the Payment Solutions business within our Merchandising Systems segment.

In June 2006, we acquired all of the outstanding capital stock of Telequip Corporation (“Telequip”) for a cash purchase price of $45 million. Telequip, with headquarters in Salem, New Hampshire, has manufactured coin dispensing solutions since 1974. Telequip provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip had total annual sales of $20 million in 2006. Telequip was integrated into the Payment Solutions business within our Merchandising Systems segment.

In June 2006, we acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. The purchase did not include AP’s manufacturing facility located in St. Paul, Minnesota. AP equipment production was consolidated into the Vending Solutions business in our Merchandising Systems segment. AP had total annual sales of $40 million in 2006.

In September 2006, we acquired all the outstanding capital stock of Noble Composites, Inc. (“Noble”) for a cash purchase price of $72 million. Noble, located in Goshen, Indiana, specializes in the manufacture and sale of premium, high-gloss finished composite panels for use by RV manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into our Engineered Materials segment.

In October 2006, we acquired all of the outstanding capital stock of Dixie-Narco Inc. (“Dixie-Narco”) for a purchase price of $46 million in cash. Dixie-Narco is the largest can/bottle merchandising equipment manufacturer in the world. Dixie-Narco’s customers include the major soft drink companies; in addition, equipment is marketed to global vending operators. Dixie-Narco had total annual sales of $155 million in 2006. Dixie-Narco was integrated into the Vending Solutions business in our Merchandising Systems segment.

During 2005, we completed two acquisitions at a total cost of $9 million. Goodwill for the 2005 acquisitions amounted to $5 million.

Divestitures

During 2009, we sold General Technology Corporation (“GTC”) to IEC Electronics Corp. for $14.2 million. GTC, also known as Crane Electronic Manufacturing Services, was included in our Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009 and is located in Albuquerque, New Mexico.

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million. Our investment in IMC was $29 million, and we recorded income in 2007 and 2006 of $5.3 million and $5.6 million, respectively.

In April 2006, we completed the sale of the outstanding capital stock of Westad Industri A/S (“Westad”), a small specialty valve business located in Norway. This business had $25 million in sales in 2005. Westad was included in our Fluid Handling segment. In May 2006, we completed the sale of substantially all of the assets of Resistoflex-Aerospace, a manufacturer of high-performance hose and high-pressure fittings located in Jacksonville, FL. This business had sales of $16 million in 2005. Resistoflex-Aerospace was included in our Aerospace & Electronics segment.

Cost Reduction Activities

During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakening global economy, we initiated broad-based restructuring actions in order to align our

PART I / ITEM 1

cost base to expected lower levels of demand. These actions included headcount reductions and select facility consolidations. As a result, in the fourth quarter of 2008, we recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million which, at the end of 2008, correlated to an estimated pre-tax savings of $37 million for 2009. Together with an anticipated $25 million reduction in Aerospace engineering spending, along with other general expense cost reduction efforts, we expected, at the end of 2008, aggregate full year 2009 savings of $75 million.

During 2009, as sales levels declined further than expected, we continually accelerated our productivity programs to ensure our cost base was sized appropriately and to maximize cash flow. Based on the traction of our cost savings initiatives, including substantial reductions in engineering expense and other general expense categories, we raised our initial 2009 savings target from $75 million to in excess of $150 million for the full year. We exceeded our revised target, achieving full-year savings of approximately $175 million, or 8% of 2009 total sales.

Since December 2007, excluding the impact of acquisitions and divestitures, total headcount has been reduced by approximately 2,300, or 20%.

During the fourth quarter of 2007, we commenced implementation of a restructuring program designed to further enhance operating margins in the Fluid Handling segment. The planned actions included ceasing the manufacture of malleable iron and bronze fittings at our foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China. In December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of $28 million.

For additional segment level information related to restructuring activities, you should refer to the information set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 16, “Restructuring” to the Consolidated Financial Statements.

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

Our products have primary application in the aerospace, defense electronics, RV, transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities. As such, our revenues are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.

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

Research and Development

Research and development costs are expensed when incurred. These costs were $98.7 million, $153.4 million and $106.8 million in 2009, 2008 and 2007, respectively, and were incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were $8.1 million, $15.5 million and $8.4 million in 2009, 2008 and 2007 respectively, and were recorded in net sales.

Our Customers

No customer accounted for more than 10% of our consolidated revenues in 2009, 2008 or 2007.

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

PART I / ITEM 1

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

Financing

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire on September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by the Company in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In December 2008, we executed Amendment No. 1 to the facility for the purpose of removing a representation regarding our pension liability and to amend certain other terms. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2009, and was not used in 2008 or 2007. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2009, our ratio was 31%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the Notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest.

In September 2003, we issued $200 million of 5.50% notes that mature on September 15, 2013. The notes are unsecured, senior obligations with interest payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or cross default provisions.

Available Information

We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to the U.S. Securities and Exchange Commission. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, the Summary of the Board of Directors Committees, the charters of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee, and the Crane Co. Code of Ethics. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director of the Company since April 2001. President and Chief Operating Officer from September 1999 to April 2001.	60	1999

David E. Bender	Group President, Electronics	President, Electronics Group of Crane Aerospace & Electronics segment of the Company since December 2005. Vice President, Operations, Aerojet General Corporation, a division of GenCorp, from 2004 to 2005. Executive Vice President GDX Automotive, a division of GenCorp, from 2003 to 2004.	50	2007

Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials segment of the Company since May 2007. From 1979 to 2007, with Owens Corning, most recently Vice President of Sales, North American Building Materials from 2005 to 2007 and Vice President, General Manager, Commercial and Industrial Insulation business from 2000 to 2005.	54	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of the Company since 1996.	58	1996

Bradley L. Ellis	Group President, Merchandising Systems and Vice President, Crane Business System	Vice President, Crane Business System since March 2009. Group President, Crane Merchandising Systems segment of the Company since December 2003.	41	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources of the Company since January 2001.	56	2001

Andrew L. Krawitt	Vice President, Treasurer	Vice President, Treasurer of the Company since September 2006. From 1998 to 2006 with PepsiCo, most recently Director, Financial Planning & Analysis from May 2005 to September 2006; Region Finance Director, Frito-Lay Division from January 2003 to May 2005.	44	2006

Timothy J. MacCarrick	Vice President, Chief Financial Officer	Vice President, Chief Financial Officer of the Company since July 2008. Corporate Vice President and Vice President, Finance, Xerox North America from 2006 to July 2008; Chief Financial Officer, Xerox Europe from 2003 to 2006.	44	2008

Richard A. Maue	Vice President, Controller	Vice President, Controller and Chief Accounting Officer of the Company since August 2007. Vice President, Controller and Chief Accounting Officer of Paxar Corporation from July 2005 to August 2007. Director, Internal Audit Practice at Protiviti, Inc. from June 2003 to July 2005.	39	2007

Max H. Mitchell	Group President, Fluid Handling	Group President, Fluid Handling segment of the Company since April 2005. Vice President, Operational Excellence of the Company from March 2004 to April 2005. From 2001 to 2004, Senior Vice President of Global Operations for the Pentair Tool Group.	45	2004

Thomas M. Noonan	Vice President, Taxes	Vice President, Taxes of the Company since November 2001.	55	1999

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety of the Company since 1989.	55	1989

PART I / ITEM 1

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Thomas J. Perlitz	Vice President, Corporate Strategy and Group President, Controls	Vice President, Corporate Strategy since March 2009 and Group President, Crane Controls since October 2008. From 2005 to 2009, Vice President, Operational Excellence. From 1995 to 2005 with subsidiaries of Danaher Corp. (manufacturer of instrumentation, tools and components), most recently Vice President, Global Marketing and Engineering-Imaging of KaVo Dental, Lake Zurich, IL (dental imaging products) from August 2004 to August 2005; Director of Worldwide Service, Fluke Corporation, Everett, WA (electronic and electrical test tools) from February 2002 to August 2004.	41	2005

Curtis P. Robb	Vice President, Business Development	Vice President, Business Development of the Company since June 2005. From 2003 to 2005, founder and Managing Director of Robb Associates, LLP (financial advisory services).	55	2005

Michael Romito	Group President, Aerospace	President, Aerospace Group of Crane Aerospace & Electronics segment of the Company since March 2009. Consultant to several divisions of Alliant Techsystems, Inc. from 2006 to 2009. Various positions, most recently Group Vice President, Marketing and Customer Support, at Parker Hannifan from 1990 to 2006.	59	2009

PART I / ITEM 1A

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

We are subject to numerous lawsuits for asbestos-related personal injury, and costs associated with these lawsuits may adversely affect our results of operations, cash flow and financial position.

We are subject to numerous lawsuits for asbestos-related personal injury. Estimation of our ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial or on appeal. A legislative solution or a structured settlement transaction could also change the estimated liability. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlements and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to predict such future events. The resolution of these claims may take many years, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

As of December 31, 2009, we were one of a number of defendants in cases involving approximately 66,000 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 11 of the Notes to our Consolidated Financial Statements for additional information on:

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

Beginning in the second half of 2008, the U.S. and global economies slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in the global industrial markets that we serve. Continued restrictions on credit availability could adversely affects the ability of our customers to obtain financing for significant purchases and could result in further decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, continued credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. See “Specific Risks Relating to Our Business Segments”, below.

As of December 31, 2009, we had $787 million of goodwill and intangible assets with indefinite lives. The aforementioned disruptions in the credit markets and concerns about global economic growth have continued to impact our operating results in 2009. As of December 31, 2009, there was no impairment of these assets. However, declines in our stock price and market capitalization, reduced future cash flow estimates within specific businesses, and slower growth rates in our target markets are all factors that may indicate that the carrying value of our goodwill and other long-lived assets may not be recoverable and, accordingly, could result in material noncash impairment charges at some point in the future.

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

PART I / ITEM 1A

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

Primarily in our Aerospace & Electronics and Fluid Handling segments, we are required to comply with various import and export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation. For example, in the 2007 third quarter, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government. See the Civil False Claims Settlement section under Item 7.

Pension expense and pension contributions associated with the Company’s retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.

A significant portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a significant impact on our consolidated financial position, results of operations, and cash flow.

In 2009, we contributed $33 million into our defined benefit pension plans compared to $10 million in 2008. The increase in contributions primarily relates to higher contributions to our U.S. defined benefit plan to comply with certain Pension Protection Act provisions and resulted in part from declines in the market value of investments during 2008. Of the $33 million, $17 million was contributed to our U.S. defined-benefit plan in December on a discretionary basis to improve the funded status of this plan and to reduce future expected contributions. Our 2009 expense was $18 million higher than in 2008.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.

A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our aerospace businesses could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In our Engineered Materials segment, sales and profits have been affected by declines in demand for truck trailers, RVs, or building products. In our Fluid Handling segment, further slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Results in our Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at our Merchandising Systems business have been and will continue to be affected by employment levels, office occupancy rates and factors affecting vending operator profitability such as fuel, confection and borrowing costs.

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.

We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakened global economy, we initiated broad-based restructuring actions in order to align our cost base to then expected lower levels of demand. At that time, we anticipated a 7% core revenue decline for 2009. During 2009, our sales declined further than we anticipated, with core revenues declining by 17%, or $435 million from 2008. In response, we continuously accelerated our cost savings initiatives and reduced our cost base by approximately $175 million, well ahead of our goal. While we exceeded our 2009 savings objective, and considering in particular the current uncertainty in the U.S. and global economies, our failure to continue to anticipate further declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.

PART I / ITEM 1A

We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.

Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

The prices of our raw materials can fluctuate dramatically, which may adversely affect our profitability.

The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits could be adversely affected by unanticipated increases in resin and fiberglass material costs and by the inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in our Fluid Handling and Merchandising Systems segments similarly are affected by fluctuations in the price of metals such as steel. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.

Our ability to obtain parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.

Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. As this effort progresses, we are exposed to an increased risk of disruptions to our supply chain, which could have a significant effect on our operating results. In addition, if we are unable to procure these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risk and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, price volatility or the unavailability of some raw materials may have an adverse effect on our operating results and financial condition.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations involves significant risks and uncertainties, including:

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

While we are a principal competitor in most of our markets, all of our markets are highly competitive. The competitors in many of our business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products, and the ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on our results of operations.

We conduct a substantial portion of our business outside the United States and face risks inherent in non-domestic operations.

Net sales and assets related to our operations outside the United States were 40% and 33% in 2009, and 40% and 32% in 2008, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate.

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

PART I / ITEM 1A

and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could impact our results of operations in a materially adverse manner.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

We believe that we currently have adequate internal control procedures in place for future periods, however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Specific Risks Relating to Our Business Segments

The macroeconomic climate represents one of the most significant risks for 2010 and could cause our customers across our business segments to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. In addition, declines in foreign currency exchange rates, primarily the euro, the British pound or the Canadian dollar, could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.

Aerospace & Electronics

A difficult U.S. economic environment continued to negatively impact the airline industry during 2009. Companies tightened corporate travel policies, resulting in a decline in business travel and a decrease in the percentage of full-fare purchases. Fuel prices also continued to impact the industry. Although fuel prices were lower overall than in 2008, prices remained much higher than long-term historical averages. These factors adversely impact the commercial aerospace industry as some larger domestic airline carriers have reduced service and capacity, including retiring their older and less fuel efficient aircraft, and cutting payroll costs; while several smaller carriers have either declared bankruptcy or ceased operations. In addition, these conditions have, in particular, depressed manufacturing activity specific to business and regional jets. Lower levels of air travel or a decline in airline profitability generally results in reduced aircraft orders and could also cause the airlines to scale back on more of their purchases of our commercial products, which represents a significant portion of the Aerospace & Electronics segment revenues. Our businesses could also be impacted to the extent that major aircraft manufacturers encounter production problems, or if pricing pressure from aircraft customers causes the manufacturers to press their suppliers to lower prices. Our sales and profits could also face erosion if pricing pressure from competitors increased; if finding new aerospace-qualified suppliers became more difficult; if required technical personnel became harder to hire and retain; if planned new aircraft programs were delayed while we incur engineering development expenses for related products; or if we are unable to effectively reduce our cost base in response to additional, unanticipated declines in demand for our products and services.

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

Engineered Materials

In our Engineered Materials segment, sales and profits could continue to fall if there are further declines in demand for truck trailers, RVs and building products for which our businesses produce fiberglass-reinforced panels. We experienced declines in sales to RV manufacturers through 2009 as the RV industry continued to curtail production in response to a fall-off in demand from their customers. The industry attributes this downturn to continued restrictions on credit availability, generally weak consumer confidence and, to a lesser extent, higher gas prices and inventory reductions on dealer lots. While RV orders improved somewhat in late 2009, future demand remains uncertain. Similar to the RV market, we experienced declines in building products sales through 2009, driven largely by the depressed U.S. non-residential construction market and the industry expects further declines in 2010. In addition, profits could also be adversely affected by unanticipated increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the businesses to maintain their product cost and functionality advantages when compared to competing materials.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The Company expects the appeal process to conclude in six to nine months. The trial will be stayed pending resolution of the appeal. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its

PART I / ITEM 1A

insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flow in the periods affected.

Merchandising Systems

Results at our Merchandising Systems businesses could be reduced by continued unfavorable economic conditions, including lower demand for our products and services, inflation and continued increases in fuel costs. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, or unfavorable changes in gaming regulations affecting certain of our Payment Solutions customers would adversely affect our profitability, as would failure to reduce our cost base in response to further, unanticipated declines in demand for our products. Furthermore, any unanticipated operational inefficiencies resulting from consolidation activities would also adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound and the Canadian dollar versus the U.S. dollar.

Fluid Handling

Our Fluid Handling businesses could face increased price competition from larger competitors. Further slowing of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. During 2009, we experienced slowing orders from short-cycle North American businesses as well as continued delays of several large valve projects into 2010. Continued weakness in short-cycle North American businesses and/or further delays in large valve projects may put further pressure on operating margins in the Fluid Handling segment. To the extent we are unable to effectively reduce our cost base in response to further, unanticipated declines in demand for our products, our operating results would be adversely affected. At our foreign operations, reported results in U.S. dollar terms could be eroded by a weakening of currency of the respective businesses, particularly where we operate using the euro, British pound and Canadian dollar.

Controls

A number of factors could affect operating results in our Controls segment. Lower sales and earnings could result if our businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries, or from unforeseen product obsolescence. A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements might result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

Total Manufacturing Facilities	Number	Area (sq.ft.)
Aerospace & Electronics
United States	8	759,000
International	3	76,000
Engineered Materials
United States	9	905,000
International	1	31,000
Merchandising Systems
United States	8	1,174,000
International	4	199,000
Fluid Handling
United States	9	854,000
International	24	3,650,000
Controls
United States	6	238,000
International	1	27,000

Leased Manufacturing Facilities	Lease Expiring Through	Number	Area (sq.ft.)
United States	2015	14	562,000
International	2020	16	1,101,000

Other Facilities

Aerospace & Electronics operates three leased service centers in the United States. This segment also operates two leased distribution centers outside the United States.

Engineered Materials operates four distribution centers in the United States, of which are three are leased. This segment also operates one leased service center in the United States.

Merchandising Systems operates six service centers; three in the United States, of which two are leased, and three outside the United States which are leased. This segment also operates nine distribution centers; four in the United States, which are leased, and five outside the United States, of which four are leased.

Fluid Handling operates 36 service centers; four in the United States, of which three are leased, and 32 outside the United States, of which 23 are leased. This segment also operates 47 distribution centers; three in the United States, of which one is leased, and 44 outside the United States, of which 24 are leased.

Controls operates three leased service centers in the United States.

Corporate has two leased properties in the United States.

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, five of our properties were closed in 2009 as part of our Restructuring Program.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 11, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II / ITEM  5

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2009 and 2008.

MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2009 High	2009 Low	2008 High	2008 Low	2009	2008
First	$20.16	$12.46	$44.16	$33.54	$0.20	$0.18
Second	$25.63	$15.98	$46.30	$37.58	0.20	0.18
Third	$26.80	$20.24	$38.49	$28.14	0.20	0.20
Fourth	$32.40	$24.42	$29.63	$10.87	0.20	0.20
					$0.80	$0.76
On December 31, 2009 there were approximately 3,322 holders of record of Crane Co. common stock.

We did not make any open-market share repurchases of our common stock during the year ended December 31, 2009. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises, restricted stock vestings, and restricted share unit vestings from stock-based compensation program participants.

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Net sales(a)	$2,196,343	$2,604,307	$2,619,171	$2,256,889	$2,061,249
Operating profit (loss)(b)	208,269	197,489	(107,656)	247,936	213,622
Interest expense	(27,139)	(25,799)	(27,404)	(23,015)	(22,416)
Income (loss) before taxes(a)(b)(c)	184,926	183,647	(118,788)	239,504	196,956
Provision (benefit) for income taxes(d)	50,846	48,694	(56,553)	73,447	60,486
Net income (loss) attributable to common shareholders(d)	133,856	135,158	(62,342)	165,887	136,037
Earnings (loss) per basic share(d)	2.29	2.27	(1.04)	2.72	2.27
Earnings (loss) per diluted share(d)	2.28	2.24	(1.04)	2.67	2.25
Cash dividends per common share	0.80	0.76	0.66	0.55	0.45
Total assets	2,712,898	2,774,488	2,877,292	2,436,846	2,145,199
Long-term debt	398,557	398,479	398,301	398,122	298,961
Accrued pension and postretirement benefits	141,849	150,125	52,233	59,996	56,649
Long-term deferred tax liability	29,578	22,971	31,880	89,595	71,406
Long-term asbestos liability	730,013	839,496	942,776	459,567	526,830
Long-term insurance receivable — asbestos	213,004	260,660	306,557	170,400	224,600

(a)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to the Company's brake control systems in 2009.
(b)	Includes 1) $16,360 from the above-mentioned settlement related to the Company's brake control systems in 2009, 2) a net charge of $7,250 related to a lawsuit settlement in connection with our fiberglass-reinforced plastic material in 2009, 3) restructuing charges of $5,243 and $40,703 in 2009 and 2008, respectively, 4) environmental provisions of $24,342 and $18,912 in 2008 and 2007, respectively, 5) the foundry restructuring gain, net, of $19,083 in 2007, 6) the governmental settlement of $7,600 in 2007, 7) an asbestos provisions of $390,150 in 2007 and 8) an environmental reimbursement of $4,900 in 2006.
(c)	Includes the effect of items cited in note (a) and (b) and a gain on sale of a joint venture of $4,144 in 2007.
(d)	Includes the tax effect of items cited in notes (a) (b) and (c) as well as a $5,238 tax benefit related to a divestiture in 2009 and a $10,400 tax provision in 2007 for the potential repatriation of $194,000 of foreign cash.

PART II / ITEM  7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a diversified manufacturer of highly engineered industrial products. Our business consists of five segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Our primary markets are aerospace, defense electronics, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil gas, power, nuclear, building services and utilities.

Our strategy is to grow the earnings of niche businesses with leading market shares, acquire companies that fit strategically with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on continuous improvement and a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure. In response to disruptions in the credit markets and a substantially weakening global economy, in the fourth quarter of 2008, we initiated broad-based restructuring actions in order to align our cost base to expected lower levels of demand. Our core sales declined by 17% from 2008, which compared to our expectation of 7% at the beginning of the year and, in response, we continually accelerated our productivity programs across all areas of the business to ensure our cost base was sized appropriately. By the end of 2009, we reduced targeted costs by $175 million compared to 2008, which exceeded our goal for the year. This full year level of savings equates to approximately 8% of our 2009 sales, which we view as a significant accomplishment and a reflection of our cost sensitive culture.

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2009, 2008 and 2007 is affected by the following significant items:

GE Aviation Systems LLC and The Boeing Company Settlement

During the fourth quarter of 2009, we executed agreements with GE Aviation Systems LLC and The Boeing Company resolving our claims relating to the brake control monitoring system being developed by our Aerospace Group for the Boeing 787 (the “787 Settlement Claim”). As a result of the agreement, our Aerospace Group recognized an increase in sales of $18.9 million and an after-tax benefit of $0.18 per share in 2009.

Fiberglass-Reinforced Plastics lawsuit

On April 17, 2009, we reached an agreement to settle a lawsuit brought by a customer alleging failure of the Company’s fiberglass-reinforced plastic material in RV sidewalls manufactured by such customers. In mediation, we agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, we recorded a pre-tax charge of $7.25 million in connection with this settlement in 2009.

Restructuring and Related Costs

During the fourth quarter of 2008, we initiated broad-based restructuring actions to align our cost base to then current market conditions which included facility consolidations, headcount reductions and other related costs, (the “Restructuring Program”). At December 31, 2008, we recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million. The charges include workforce reduction expenses and facility exit costs of $25.0 million and $15.7 million related to asset write-downs.

In 2009, we substantially completed our restructuring actions and recorded pre-tax restructuring and related charges in the business segments totaling $5.2 million. The charges include workforce reduction expenses and facility exit costs of $5.0 million and $0.2 million related to asset write-downs.

During the fourth quarter of 2007, our Fluid Handling segment commenced implementation of a restructuring program designed to further enhance operating margins through ceasing the manufacture of malleable iron and bronze fittings at foundry operating facilities in the UK and Canada, respectively, and exiting both facilities and transferring production to China. The program primarily included workforce reduction expenses and facility exit costs, all of which are expected to be cash costs. In December 2007, we recognized workforce reduction charges of $9 million and, also in December 2007, pursuant to this program, we sold our foundry facility in the UK, generating a pre-tax gain of $28 million. The Foundry Restructuring was completed in 2009.

Environmental Charges

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2009 and 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million which resulted in a charge of $18.9 million during the fourth quarter of 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. As of December 31, 2009, the liability estimate was $53.8 million.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2009 the Company has recorded a receivable of $11.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. In the first quarter of 2009, the Company issued a $35 million letter of credit to support requirements of the consent decree for the Goodyear Site.

Asbestos Charge

With the assistance of outside experts, during the third quarter of 2007, we updated and extended our estimate of our asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through 2017. Our previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, we recorded an additional pre-tax provision of $390.2 million during the third quarter of 2007 (this amount includes a corresponding insurance receivable). Our decision to take this action was based on several factors at the time, including:

•

the number of asbestos claims being filed against us has moderated substantially over the past several years, and in our opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period should be reasonably stable;

•

the stable outlook for future claims is particularly true for mesothelioma claims, which although constituting only 11% of our asbestos claims account for approximately 90% of our aggregate settlement and defense costs over the past five years;

•	federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in our opinion, the prospects for such legislation at the federal level are remote;

•

there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity; and

•

we have entered into coverage-in-place agreements with a majority of our excess insurers, which enables us to project a more stable relationship between settlement and defense costs paid by us and reimbursements from our insurers.

Taking all of these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we do not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017. The liability was $821 million and $930 million as of December 31, 2009 and 2008, respectively.

Civil False Claims Settlement

During 2007, we recorded a $7.6 million charge related to a civil false claims proceeding by the U.S. Government, arising out of allegations that certain valves sold by our Crane Valves North America unit (“CVNA”) to private customers that ultimately were delivered to U.S. military agencies did not conform to contractual specifications relating to the place of manufacture and the origin of component parts.

Divestitures

In December 2009, we sold General Technology Corporation (“GTC”) generating proceeds of $14.2 million and after-tax gain of $5.2 million. GTC, also known as Crane Electronic Manufacturing Services, was included in our Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009 and is located in Albuquerque, New Mexico.

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds of $33 million and an after-tax gain of $5.8 million. Our investment in IMC was $29 million and we recorded income in 2007 and 2006 of $5.3 million and $5.6 million respectively.

Repatriation of Foreign Earnings

During the fourth quarter of 2007, we concluded that our cash balances overseas were in excess of our projected future needs outside the United States. As a result, we established a $10.4 million deferred tax liability related to the estimated additional U.S. federal and state income taxes due upon the ultimate repatriation of $194 million of such cash balances.

In the pages that follow, we discuss results, along with the events, trends, market dynamics and management initiatives that influenced them.

PART II / ITEM  7

	For the year ended December 31,			2009 vs 2008 Favorable / (Unfavorable) Change		2008 vs 2007 Favorable / (Unfavorable) Change
(in millions except %)	2009	2008	2007	$	%	$	%
Net Sales
Aerospace & Electronics	$590	$639	$629	$(49)	(8)	$10	2
Engineered Materials	172	255	331	(83)	(33)	(76)	(23)
Merchandising Systems	293	402	388	(109)	(27)	14	3
Fluid Handling	1,050	1,162	1,136	(112)	(10)	26	2
Controls	92	147	135	(55)	(38)	12	9
Total Net Sales	$2,196	$2,604	$2,619	$(408)	(16)	$(15)	(1)
Sales Growth:
Core business				$(435)	(17)	$(52)	(2)
Acquisitions/dispositions				115	4	32	1
Foreign Exchange				(88)	(3)	5	—
Total Sales Growth				$(408)	(16)	$(15)	(1)
Operating Profit (Loss)
Aerospace & Electronics	$96	$54	$86	$42	77	$(32)	(37)
Engineered Materials	20	4	58	16	363	(54)	(93)
Merchandising Systems	21	32	40	(11)	(34)	(8)	(20)
Fluid Handling	132	159	159	(27)	(17)	—	—
Controls	(4)	11	10	(15)	(137)	1	10
Total Segment Operating Profit (Loss)*	$265	$260	$353	$5	2	$(93)	(26)
Corporate Expense	(56)	(39)	(52)	(17)	(44)	13	25
Corporate — Asbestos charge	—	—	(390)	—	—	390	—
Corporate — Environmental charge	—	(24)	(19)	24	—	(5)	—
Total Operating Profit (Loss)	$208	$197	$(108)	$11	5	$305	282
Operating Margin %
Aerospace & Electronics	16.3%	8.5%	13.7%
Engineered Materials	11.4%	1.7%	17.6%
Merchandising Systems	7.2%	8.0%	10.2%
Fluid Handling	12.6%	13.7%	14.0%
Controls	(4.8% )	7.6%	7.3%
Total Segment Operating Profit Margin %*	12.0%	10.0%	13.5%
Total Operating Margin %	9.5%	7.6%	(4.1% )

*	The disclosure of total segment operating profit and total segment operating profit margin provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the disclosure of total segment operating profit and total segment operating profit margin, non-GAAP financial measures, present additional useful comparisons between current results and results in prior operating periods, providing investors with a clearer view of the underlying trends of the business. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company's performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in addition to, and not as a substitute for, the Company’s reported results prepared in accordance with GAAP.

Restructuring and related charges of $5 million, $41 million and a restructuring gain of $19 million in 2009, 2008 and 2007, respectively, were included in segment operating profit as follows:

	For the year ended December 31,
(in millions)	2009	2008	2007
Restructuring
Aerospace & Electronics	$3	$2	$—
Engineered Materials	—	19	—
Merchandising Systems	(3)	13	—
Fluid Handling	5	6	(19)
Controls	—	1	—
Total Restructuring Charge (Gain)	$5	$41	$(19)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2009 compared with 2008

Sales in 2009 decreased $408 million, or 16%, to $2.196 billion compared with $2.604 billion in 2008. The sales decrease was driven by a core business decline of $435 million (17%) and unfavorable foreign exchange of $88 million (3%), partially offset by a net increase in revenue from acquisitions and dispositions of $115 million (4%). The Aerospace & Electronics segment reported a sales decrease of $49 million, or 8%. Our Aerospace Group had an 11% sales decrease in 2009 compared to the prior year, reflecting lower commercial OEM activity, particularly for regional and business jets, as well as lower commercial aftermarket sales, partially offset by $18.9 million of incremental sales in 2009 related to the 787 Settlement Claim. The Electronics Group experienced a 2% sales decline year-over-year driven by lower volumes of our Custom Power Solutions products. In our Engineered Materials segment, we continued to experience significantly lower volumes to RV manufacturers and, to a lesser extent, transportation and building products customers, primarily due to the weak economy and, in the case of RVs, continued restrictions on consumer credit. Merchandising Systems segment revenue decreased 27% in 2009 due to difficult world-wide market conditions in both our Vending and Payment Solutions businesses. Our Fluid Handling segment’s sales decreased $112 million, or 10%, which was attributable to broad-based volume declines across most businesses driven by poor market conditions and unfavorable foreign exchange.

Total segment operating profit increased $5 million to $265 million in 2009 compared to $260 million in 2008. Total segment operating profit in 2009 included approximately $16.4 million of profit attributable to the 787 Settlement Claim and $5.2 million of restructuring charges. Total segment operating profit in 2008 included $41 million of restructuring charges. As a percent of sales, total segment operating margins increased to 12.0% in 2009 compared to 10.0% in 2008.

The increase in segment operating profit over the prior year was driven primarily by increases in operating profit in our Aerospace & Electronics and Engineered Materials segments, substantially offset by decreases in our Merchandising Systems, Fluid Handling and Controls segments. Our Aerospace & Electronics segment operating profit was $42 million higher, or 77%, in 2009 compared to the prior year, and our Engineered Materials segment operating profit was $16 million higher, or 363%, in 2009 compared to the prior year. The significant improvement in the Aerospace & Electronics segment reflected a $44 million decrease in engineering expenses related to a decline in activities associated with the Boeing 787 and Airbus A400M programs, the favorable impact of the 787 Settlement Claim, strong program execution in the Electronics Group, and the impact of cost reduction initiatives. The increase in Engineered Materials primarily reflected the $19 million decline in restructuring charges and savings associated with cost reduction initiatives, partially offset by the impact of the substantial volume declines mentioned above. The decline in operating profit in our Merchandising Systems segment primarily reflected the substantial volume declines associated with the aforementioned unfavorable market conditions, partially offset by a $16 million decline in restructuring charges and the impact of cost reduction initiatives. The decline in our Fluid Handling segment was attributable to the impact lower sales volumes and unfavorable foreign exchange, partially offset by the impact of cost reduction initiatives.

Total operating profit was $208 million in 2009 compared to $197 million in 2008. In addition to the aforementioned segment results, 2009 operating results included a $7.3 million charge related to the lawsuit settlement in connection with our fiberglass-reinforced plastic business and 2008 operating results included an environmental provision of $24.3 million related to an increase in our expected liability at our Goodyear, Arizona Superfund Site.

Net income attributable to common shareholders in 2009 was $133.9 million, or $2.28 per share, as compared with net income attributable to common shareholders of $135.2 million, or $2.24 per share in 2008. In addition to the items mentioned above, net income in 2009 included the after-tax gain associated with the divestiture of GTC ($5.2 million, or $.09 per share).

2008 compared with 2007

Sales in 2008 decreased $15 million, or 1%, to $2.604 billion compared with $2.619 billion in 2007. The sales decrease was primarily due to a core business decline of $52 million (2%), offset by a net increase in revenue from acquisitions and dispositions of $32 million (1%) and favorable foreign exchange of $5 million. The Aerospace & Electronics segment reported a sales increase of $10 million, or 2%. Our Aerospace Group had a 7% sales increase in 2008 compared to the prior year, driven by continued strong production levels at aircraft manufacturers as they continued to deliver on record bookings. The Electronics Group experienced a 6% sales decline year-over-year driven largely by a decrease in deliveries to our Custom Power customers. In our Engineered Materials segment, we continued to experience significantly lower volumes to RV manufacturers and, to a lesser extent, transportation and building products customers, primarily due to the weak economy and, in the case of RVs, lack of credit available to consumers. Our Merchandising Systems segment showed a 3% revenue increase in 2008 primarily due to continued strong demand for our Payment Solutions products as well as, to a lesser extent, the successful introduction of the BevMax III glass front vender in the first half of 2008. Our Fluid Handling segment’s sales increased $26 million, or 2%, which was substantially attributable to $24 million of core growth driven by increases in product prices.

Total segment operating profit declined $93 million to $260 million in 2008 compared to $353 million in 2007. Total segment operating profit in 2008 included $41 million of restructuring charges in connection with the Restructuring Program; Total segment operating profit in 2007 included a net gain of $19 million in connection with the Foundry Restructuring. As a percent of sales, total segment operating margins decreased to 10.0% in 2008 compared to 13.5% in 2007.

The decrease in segment operating profit over the prior year was driven primarily by significant declines in operating profit in our Engineered Materials and Aerospace & Electronics segments. Our Engineered Materials segment operating profit was $54 million lower, or 93%, in 2008 compared to the prior year, and our Aerospace & Electronics segment operating profit was $32 million lower, or 37%, in 2008 compared to the prior year. The decline in Engineered Materials primarily reflected the sharp decline in sales to our traditional RV customers, coupled with $19 million in restructuring costs associated with the Restructuring Program. The decline in operating profit in Aerospace & Electronics reflected substantially higher engineering expense in the Aerospace Group

PART II / ITEM  7

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

Total operating profit was $197 million in 2008 compared to an operating loss of $108 million in 2007. In addition to the aforementioned segment results, 2008 operating results included an environmental provision of $24.3 million ($15.8 million, after-tax) related to an increase in our expected liability at our Goodyear, Arizona Superfund Site. The total 2007 operating loss included the following:

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

Net income attributable to common shareholders in 2008 was $135.2 million, or $2.24 per share, as compared with a net loss attributable to common shareholders of $62.3 million, or $1.04 per share in 2007. Net income in 2008 included the environmental provision ($15.8 million, or $0.26 per share). The 2007 net loss included:

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

AEROSPACE & ELECTRONICS

(dollars in millions)	2009	2008	2007
Net Sales*	$590	$639	$629
Operating Profit*	96	54	86
Restructuring Charge**	3	2	—
Assets	436	472	467
Operating Margin	16.3%	8.5%	13.7%

*	Net Sales and Operating Profit for 2009 include $18.9 million and $16.4 million, respectively, related to the 787 Settlement Claim.
**	The restructuring charge is included in operating profit and operating margin.

2009 compared with 2008.  Sales of our Aerospace & Electronics segment decreased $49 million, or 8%, in 2009 to $590 million. Sales in 2009 included $18.9 million related to the 787 Settlement Claim. The Aerospace & Electronics segment’s operating profit increased $42 million, or 77%, in 2009. The increase in operating profit was driven primarily by substantially lower engineering expense in the Aerospace Group, which was $67 million in 2009 compared to $111 million in 2008. In addition, operating profit in 2009 included approximately $16.4 million related to the 787 Settlement Claim. The operating margin for the segment was 16.3% in 2009 compared to 8.5% in 2008.

Aerospace Group sales decreased 11% from $405 million in 2008 to $360 million in 2009. Backlog at December 31, 2009 decreased 15% to $189 million from December 31, 2008. The commercial market accounted for 81% of Aerospace Group sales in 2009, while sales to the military market were 19% of total sales. Sales in 2009 by the Group’s four solution sets were as follows: Landing Systems, 31%; Sensing and Utility Systems, 31%; Fluid Management, 27%; and Cabin, 11%.

Our Aerospace Group’s sales decreased in 2009 due to lower OEM sales which were down 21% to $185 million from $233 million in 2008 and, to a lesser extent, commercial aftermarket volumes which decreased 6% to $145 million in 2009 from $153 million in 2008; these declines were partially offset by higher sales of military product sales (OEM and spares) and modernization and upgrade product sales. The lower commercial sales, in particular to our business and regional jet customer base, reflect the impact of a generally weaker global economy which continued to negatively impact the airline industry during 2009, as companies tightened corporate travel policies, resulting in a decline in business travel. Fuel prices also continued to impact the industry. These factors continue to adversely impact the commercial aerospace industry as certain carriers have reduced service and capacity, including retiring their older and less fuel efficient aircraft. Sales to OEMs were 60% and 62% of total sales in 2009 and 2008, respectively.

Aerospace Group 2009 operating profit, however, increased 99% over the prior year, as the $44 million decrease in engineering expense, coupled with the $16.4 million favorable impact of the 787 Settlement Claim, more than offset the unfavorable impact of the aforementioned lower sales levels. The substantial decline in engineering expense was primarily related to the completion of key activities related to the Boeing 787 Dreamliner and Airbus A400M programs. Aerospace engineering expense was about 19% of sales in 2009 versus 27% in the prior year. Operating profit was also favorably impacted by savings associated with broad-based cost reduction initiatives.

Electronics Group sales decreased 2% from $235 million in 2008 to $230 million in 2009. The Electronics Group was unfavorably impacted by lower volumes of our Customer Power Solutions products and, to a lesser extent, lower volumes of our Microelectronics Solutions products. The decline in Custom Power Solutions was driven largely by the downturn in the commercial aviation market; the decline in Microelectronics Solutions was primarily related to lower volumes of certain custom medical products. Operating profit increased 52% over the prior year due to strong program execution, lower engineering spending and broad-based cost savings associated with cost reduction programs. At December 31, 2009, our Electronics Group backlog was down 17%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from prior year levels, 13% of which is attributed to the divesture of GTC.

Electronics Group sales by market in 2009 were as follows: military/defense, 65%; commercial aerospace, 27%; medical, 4%; and space, 4%. Sales in 2009 by the Group’s solution sets were as follows: Power, 65%; Microwave Systems, 18%; Electronic Manufacturing Services, 11% and Microelectronics, 6%.

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

Sales of our Aerospace & Electronics segment increased $10 million, or 2%, in 2008 to $639 million. The Aerospace & Electronics segment’s operating profit decreased $32 million, or 37%, in 2008. The decline in operating profit was driven primarily by substantially higher engineering expense in the Aerospace Group, which was $111 million in 2008 compared to $70 million in 2007. The increase in engineering expense was primarily related to our investments in the Boeing 787 and Airbus A400M programs. In addition, operating profit in 2008 included restructuring charges of $2 million. The operating margin for the segment was 8.5% in 2008 compared to 13.7% in 2007.

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

ENGINEERED MATERIALS

(dollars in millions)	2009	2008	2007
Net sales	$172	$255	$331
Operating Profit	20	4	58
Restructuring Charge*	—	19	—
Assets	262	271	305
Operating Margin	11.4%	1.7%	17.6%

*	The restructuring charge is included in operating profit and operating margin.

2009 compared with 2008.  Engineered Materials sales decreased by $83 million from $255 million in 2008 to $172 million in 2009. Operating profit increased by $16 million from $4 million in 2008 to $20 million in 2009. Operating profit in 2008 included restructuring charges of $19 million. Operating margins were 11.4% in 2009 compared with 1.7% in 2008.

Sales declined $83 million, or 33%, reflecting substantially lower volumes to our traditional RV, transportation and building products customers when compared to the prior year. We attribute these declines to the weak economy and, in the case of RVs, continued restrictions on consumer credit availability. We experienced a 40% decline in sales to RV manufacturers (consistent with RV wholesale shipment declines), although sales strengthened in the second half of the year. In addition, we experienced a 34% decline in our sales to transportation-related customers, generally in line with the decline in the truck and trailer segments we serve, and a decline in building products sales of 27%, generally in line with the decline in the commercial building markets we serve. International sales (Europe, China and Latin America) were also down 29% in 2009 compared to 2008, primarily resulting from the general global economic slowdown.

The 2009 operating profit increase was primarily attributable to the absence of the $19 million restructuring charge we incurred in 2008, substantial savings associated with cost reduction initiatives, productivity improvements, lower raw material costs and lower warranty costs, offset by the deleverage associated with the substantially lower volumes.

2008 compared with 2007.  Engineered Materials sales decreased by $76 million from $331 million in 2007 to $255 million

PART II / ITEM  7

in 2008. Operating profit decreased by $54 million from $58 million in 2007 to $4 million in 2008. Operating profit in 2008 included restructuring charges of $19 million. Operating margins were 1.7% in 2008 compared with 17.6% in 2007.

Sales declined $76 million, or 23%, reflecting substantially lower volumes when compared to the prior year. Core business sales were down $94 million, or 28%, related to lower volumes to RV manufacturers, transportation and building products customers. We attribute these declines to the weak economy and, in the case of RVs, lack of credit available to consumers. We experienced a 48% decline in sales to our RV customers, generally in line with the continued softness in the RV industry. In addition, we experienced a 29% decline in our sales to transportation-related customers, slightly better than reduced trailer build rates and a 9% decline to our building products customers. International sales (Europe, China and Latin America) were also down 13% in 2008 compared to 2007, primarily resulting from the general economic slowdown. These core business declines compared to the prior year were partially offset by an increase of $19 million, or 6%, related to the September 2007 acquisition of the composite panel business of Owens Corning.

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

MERCHANDISING SYSTEMS

(dollars in millions)	2009	2008	2007
Net Sales	$293	$402	$388
Operating Profit	21	32	40
Restructuring (Gain) Charge*	(3)	13	—
Assets	297	302	349
Operating Margin	7.2%	8.0%	10.2%

*	The restructuring (gain) charge is included in operating profit and operating margin.

2009 compared with 2008.  Merchandising Systems sales decreased by $109 million from $402 million in 2008 to $293 million in 2009. Operating profit decreased by $11 million from $32 million in 2008 to $21 million in 2009. Operating profit included restructuring (gains) charges of ($3) million, net, in 2009 and $13 million in 2008 (a decline of $16 million compared to 2008). Operating margins were 7.2% in 2009 compared with 8.0% in 2008.

Sales were down $109 million compared to the prior year, or 27%, primarily reflecting substantially lower volumes in both Vending Solutions and Payment Solutions and, to a lesser extent, unfavorable foreign exchange. The lower volumes reflect continued difficult global economic conditions. While sales declined approximately 37% in the first half of the year, we progressively improved, reporting a fourth quarter decline of approximately 8% when compared to the fourth quarter of last year (the downturn in our end markets began largely in the second half of 2008). Larger industry declines across all businesses were partially mitigated by revenues generated from the successful introduction of key new products, including the BevMax4 cold beverage vendor, the Currenza Recycler and Currenza Clip payment solutions devices, and the Merchant snack vendor as well as share gains at several key customers.

Operating profit of $21 million decreased $11 million in 2009 versus 2008. The operating profit decrease was primarily attributable to deleverage associated with the substantially lower sales and, to a lesser extent, the impact of unfavorable foreign exchange, partially offset by a $16 million decline in restructuring expenses and significant cost savings that included the successful consolidation of four manufacturing locations into two during 2009, and continued headcount reductions (we reduced employment levels by 12% in 2009; and by 24% compared to year-end 2007). Operating profit in 2009 also included approximately $3 million of favorable legal settlements associated with protecting certain patents on key technologies.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLUID HANDLING

(dollars in millions)	2009	2008	2007
Net Sales	$1,050	$1,162	$1,136
Operating Profit	132	159	159
Restructuring Charge (Gain)*	5	6	(19)
Assets	832	889	869
Operating Margin	12.6%	13.7%	14.0%

*	The restructuring charge (gain) is included in operating profit and operating margin.

2009 compared with 2008. Fluid Handling sales decreased by $112 million from $1.162 billion in 2008 to $1.050 billion in 2009. Operating profit decreased by $27 million from $159 million in 2008 to $132 million 2009. The 2009 operating profit included restructuring charges of $5 million; operating profit in 2008 included restructuring charges of $6 million. Operating margins were 12.6% in 2009 compared with 13.7% in 2008.

Sales decreased $112 million, or 10%, including a core sales decline of $149 million, or 13%, and unfavorable foreign currency translation of $71 million, or 6%, partially offset by a net increase in sales from two acquired businesses of $108 million, or 9%. Backlog was $250 million at December 31, 2009, down 17% from $303 million at December 31, 2008, but stable when compared to September 30, 2009 and June 30, 2009 when backlog was $252 million and $256 million, respectively.

Our Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions and Building Services & Utilities. Valve Group revenues decreased 5.9% to $822 million from $873 million in 2008 driven by lower volumes (14.1%) and unfavorable foreign exchange (6.8%), partly offset by revenues contributed from the Krombach and Delta Fluid Products acquisitions (12.5%) and higher pricing (2.5%). Crane Energy Flow Solutions revenues increased compared to the prior year primarily due to the full year impact of the December 2008 Krombach acquisition, partially offset by volume declines associated with softness in our North American industrial markets and compounded by general weakness in our global refining and power markets. The Crane ChemPharma Flow Solutions business experienced significant volume declines due to reduced capital investment in the chemical industry, in particular in mature markets such as North America, Europe and Japan. Our Building Services & Utilities revenues also declined and was driven largely by unfavorable foreign exchange and core volume declines, primarily in the building services market, partially offset by the benefit of the full year impact of the September 2008 acquisition of Delta Fluid Products.

Crane Pumps & Systems revenue decreased $15 million, or 18%, to $71 million from $86 million in 2008 reflecting continued softness in the housing, municipal and Industrial and HVAC markets; notwithstanding market challenges, modest share gains were noted across the business.

Crane Supply revenue decreased $45 million to $157 million, or 22%, from $203 million in 2008 due primarily to volume declines and, to a lesser extent, the impact of unfavorable foreign exchange. The substantially lower volumes reflect soft market activity in both the contractor and maintenance, repair and overhaul (“MRO”) businesses, reflecting softness in end-user markets requiring fit -

tings, piping and plumbing supplies. To a lesser extent, revenues were lower due to unfavorable foreign exchange.

Operating profit was down $27 million, or 17% compared to 2008. The operating profit decline was primarily driven by deleverage associated with aforementioned lower sales volumes and, to a lesser extent, the impact of unfavorable foreign exchange, partially offset by disciplined pricing, savings associated with broad-based cost reduction programs and the full year impact of the late 2008 acquisitions of Krombach and Delta Fluid Products.

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

Sales increased $26 million, or 2% compared to 2007. The sales increase was primarily due to $24 million, or 2%, of core growth driven by increases in product prices, which more than offset year-over-year volume declines. Backlog was $303 million at December 31, 2008, up 25% from $243 million at December 31, 2007.

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

Our Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions, Building Services & Utilities and Crane Valve Services. Valve Group revenues increased 3.8% to $873 million from $841 million in 2007 driven by higher pricing (4.2%) and an increase in revenues due to acquisitions, net of divestitures (0.9%), partly offset by lower volumes (1.0%) and unfavorable foreign exchange (0.3%). The Valve Group revenue growth was due primarily to solid pricing discipline across the businesses, partially offset by volume declines which began during the second quarter of 2008. Crane Energy Flow Solutions experienced substantial volume declines in the North America bio-fuel market, which was more than offset by price increases and stronger sales to the Middle East and China markets. Valve Services experienced strong core growth when compared to 2007, driven largely by increases in services for nuclear power plants and, to a lesser extent, increases in after -

PART II / ITEM  7

market valves and parts. The Crane ChemPharma Flow Solutions business experienced generally flat volumes, with growth primarily through strong pricing discipline when compared to 2007. Building Services & Utilities benefited from strong growth across most targeted markets (building services, water and gas) as well as from the acquisition of Delta Fluid Products in September 2008.

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

CONTROLS

(dollars in millions)	2009		2008	2007
Net Sales	$92		$147	$135
Operating Profit (Loss)	(4)		11	10
Restructuring Charge*	—		1	—
Assets	70		83	84
Operating Margin	(4.8%	)	7.6%	7.3%

*	The restructuring charge is included in operating profit and operating margin.

2009 compared with 2008.  Our Controls segment sales of $92 million decreased $55 million, or 38%, in 2009 as compared with 2008. The lower revenues reflect substantial volume declines to customers in the oil and gas, and transportation end markets. Segment operating loss of $4 million in 2009, decreased $15 million compared to 2008, and was driven by the aforementioned volume declines, partially offset by savings associated with cost reduction initiatives

2008 compared with 2007.  Our Controls segment sales of $147 million increased $12 million, or 9%, in 2008 as compared with 2007. The increase was driven by sales contributed by the August 2007 acquisition of the Mobile Rugged Business of Kontron America, Inc. (“MRB”) and, to a lesser extent, price increases, both offset by volume declines related primarily to softness in the oil and gas and transportation markets. Segment operating profit of $11 million in 2008, increased 10% compared to 2007, primarily due to full year profit contribution from the MRB acquisition and the absence of related integration costs incurred in 2007, as well as targeted pricing actions and production efficiencies. These factors more than offset the volume decreases associated with the aforementioned market softness. Operating profit was also impacted by a $1 million charge in the fourth quarter related to the 2008 Restructuring Program.

CORPORATE

(dollars in millions)	2009	2008	2007
Corporate expense	$(56)	$(39)	$(52)
Corporate expense — Asbestos	—	—	(390)
Corporate expense — Environmental	—	(24)	(19)
Total Corporate	(56)	(63)	(461)
Interest income	3	10	6
Interest expense	(27)	(26)	(27)
Miscellaneous	1	2	10
Effective tax rate	27.5%	26.5%	47.6%

2009 compared with 2008.  Total Corporate expense decreased $7 million in 2009 due to 1) the absence of an environmental provision of $24.3 million related to our expected liability at our Goodyear, Arizona Superfund Site recorded in 2008, 2) the absence of $4.4 million of recoveries in 2008, included in corporate expense, in connection with environmental remediation activities, offset by 3) $7.3 million related to the settlement of a lawsuit brought against us by a customer alleging failure of our fiberglass-reinforced plastic material and 4) higher corporate pension expense, driven primarily by lower pension asset returns in 2008.

Interest income  Despite higher cash balances, interest income decreased from $10 million to $3 million due to lower interest rates.

Our effective tax rate  is affected by recurring items such as tax rates in foreign jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items increased/(decreased) our effective tax rate when compared to the statutory U.S. federal income tax rate of 35%:

(dollars in millions)	2009	2008
Statutory U.S. federal tax at 35%	$65	$64
Increase (reduction) from:
Rate differences between non-U.S. and U.S. jurisdictions	(9)	(13)
State and local taxes, net of federal benefit	5	3
Valuation allowance on state deferred tax assets	(3)	(2)
U.S. domestic manufacturing deduction	(1)	(1)
Dividends from non-U.S. subsidiaries, net of U.S. foreign tax credits	8	4
Deferred taxes on unremitted earnings of certain non-U.S. subsidiaries	(3)	—
U.S. research and development tax credit	(4)	(7)
Tax benefit from the sale of GTC	(5)	—
Sundry other items in the aggregate	(2)	1
Provision (benefit) for income taxes	$51	$49
Effective tax rate	27.5%	26.5%

2008 compared with 2007.   Total Corporate expense decreased $398 million in 2008 due to 1) the absence of the provision of $390.2 million to update and extend the estimate of our asbestos liability in 2007, 2) an environmental provision of $24.3 million

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Miscellaneous income  was $1.7 million in 2008 compared to $10.0 million in 2007. The 2007 amount included a $4.1 million gain from the December 2007 sale of the IMC joint venture, as well as $5.3 million of income earned in 2007 from the IMC joint venture, prior to divestiture.

The effective tax rate  of 26.5% for 2008 reflected a tax provision on pre-tax income compared to an effective tax rate of 47.6% for 2007, which reflected a tax benefit on a pre-tax loss. Our effective tax rate for 2008 reflects more tax expense when compared to 2007 primarily as a result of:

•	the asbestos charge recorded in the third quarter of 2007;

•	the impact on our deferred taxes of favorable tax legislation enacted in Canada, Germany and the United Kingdom during 2007;

•	deferred tax benefits recognized in 2007 as part of the sale of our foundry facility in the UK and the sale of our 49% interest in the IMC joint venture; and

•	a reduction in the U.S. federal tax benefit on domestic manufacturing activities in 2008 due to lower federal taxable income.

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

Outlook

General

Concerns about global economic growth for industrial businesses and disruptions in the financial markets had a significant adverse impact on our end markets and, correspondingly, our results of operations and cash flow in 2009. We experienced a 17% core sales decline during 2009, which far exceeded our initial expectation of a 7% decline. Notwithstanding, the corresponding deleverage on operating profit and impact on cash flow was substantially mitigated by our aggressive cost reduction programs. As described above, we ended 2009 with approximately $175 million in cost savings. We have a culturally embedded, disciplined approach to ensuring our cost structure is properly aligned to demand and we have planned modest declines in headcount and manufacturing infrastructure during 2010. At the same time, we are continuing to make investments in additional front end resources and support new product development activities in order to grow our market share. With respect to core growth, while we continue to see uncertainty in several of our target markets, for example, in the longer-cycle energy, chemical and pharmaceutical and commercial aerospace markets, we also see signs of stabilization in some of our shorter cycle businesses. In summary, we expect sales to be generally flat compared to 2009. We expect core sales in Fluid Handling and Merchandising Systems to be flat, and a sales decline in our Aerospace Group is expected to be offset by modest increases in sales in the Electronics Group, Engineered Materials and Controls businesses. Segment level details with respect to our 2010 outlook for sales and operating profit are provided below.

Aerospace & Electronics

Our Aerospace & Electronics segment has experienced a significant increase in operating profit in 2009 when compared to last year. This increase was driven by 1) substantially lower engineering expense in the Aerospace Group as we completed key activities related to the development of new products for the Boeing 787 and Airbus A400M programs, 2) the favorable impact of the 787 Settlement Claim, and 3) in our Electronics Group, stable demand in the defense electronics business, strong program execution and aggressive cost reduction programs. Specific to our Aerospace Group, pursuant to the settlement agreement, our supply contract will now be direct to Boeing, and we have resumed work, on a funded basis, on a modified version of the brake control monitoring system. With this new arrangement, we expect continued declines in engineering expense in the Aerospace Group through 2010. Partially offsetting the expected benefit of lower engineering expense, volumes and profits are expected to be unfavorably impacted by further softening of long-cycle sales to commercial aerospace customers. In summary, we expect a decline in Aerospace Group sales, driven by both the softening commercial aerospace market and the absence of the 787 Settlement Claim, and a modest decline in operating profit driven by the impact of the lower sales and the absence of the 787 Settlement Claim, partially offset by lower engineering expense. In the Electronics Group, considering both the acquisition of Merrimac Industries, Inc. (“Merrimac”) and the divestiture of GTC, sales are expected to be slightly higher and operating profit generally flat.

Engineered Materials

Our Engineered Materials business segment experienced a significant improvement in operating profit in 2009 when compared to last year, notwithstanding a higher than expected 33% decline in sales. The increase in operating profit primarily reflected the absence of a $19 million restructuring charge recorded in 2008, as well as the favorable impact of culturally embedded cost discipline and productivity savings. The sales decline reflected substantially lower volumes to RV manufacturers, coupled with sharp declines in our building product and transportation customers. While the RV and transportation end markets are showing signs of stabilization, we expect continued pressure in our building products business, as the U.S. non-residential construction industry is forecasted to decline further in 2010. Considering all of the foregoing, which includes our expectation of targeted market share gains and new product introductions that we expect to largely offset potential further deterioration in our end markets in 2010, coupled with our leaner organizational structure, we expect a modest increase in both sales and operating profit.

PART II / ITEM  7

Merchandising Systems

Depressed conditions in end markets for our Vending Solutions and Payment Solutions businesses has put pressure on our operating margins within our Merchandising Systems segment. Specifically, we experienced a 27% and 34% decline in sales and operating profit, respectively (this comparison includes a $16 million decrease in restructuring charges compared to 2008). In response, we have taken aggressive steps to reduce costs across the business, including reducing headcount by 12% during 2009 (which follows a 14% reduction in 2008 compared to 2007) and, within Vending Solutions, completing the consolidation of our two large North American plants. Notably, demand for higher margin Payment Solutions products declined substantially through the second half of the year as end-market applications, including retail, transportation, and non-U.S. gaming, declined sharply. However, while still at very depressed levels, we experienced a sequential quarterly increase in fourth quarter sales for our Vending Solutions products. We anticipate stabilization in Vending Solutions product demand in 2010, but continued market weakness for our Payment Solutions products. With planned new product introduction and targeted market share gains, we expect sales in 2010 to be generally flat with 2009. We also expect operating profit to be generally flat, based largely upon a full year of savings related to 2009 consolidation activities and other productivity improvements, offset by lower sales of higher margin Payment Solutions products.

Fluid Handling

Our Fluid Handling segment experienced a $27 million decline in operating profit, or 17% compared to 2008. The operating profit decline was driven by deleverage associated with volume declines across substantially all businesses. Softness in the North American industrial market and general weakness in global refining and power markets resulted in project deferrals and lower MRO sales. Continued weakness in the non-residential construction market also contributed to lower levels of demand for certain of our products and services, globally. The impact of the lower volumes was, in part, mitigated through the successful execution of broad-based cost reduction programs. While we expect demand to remain weak in the longer-cycle energy, chemical and pharmaceutical businesses, with reduced capital investment, particularly in the chemical industry in mature markets such as North America, Europe and Japan, we expect our short-cycle MRO business to stabilize in 2010. In addition, with our expanded sales office in the Middle East, and additional sales personnel in Asia as well as Russia and other CIS countries, coupled with our increased presence in Eastern Europe that was enhanced by the December 2008 acquisition of Krombach, we expect to offset potential further weakness in western markets with share gains in the above mentioned growing target markets. Considering all of the foregoing, we expect both sales and operating profit to be generally flat compared to 2009.

Controls

Our Controls segment experienced a $15 million decline in operating profit in 2009 compared to 2008, driven largely by continued softness in the oil and gas and transportation end markets. We anticipate a level of stabilization in certain of our target end markets in 2010 which we expect will result in a modest increase in sales and, together with a more aligned cost base, an operating profit approaching break-even.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $141 million to $373 million at December 31, 2009 compared with $232 million at December 31, 2008. Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. Concerns about global economic growth for industrial businesses and disruptions in the financial markets had a significant and adverse impact on our operating results in 2009. In response, we have initiated a variety of actions to generate operating cash and maintain liquidity:

•

These actions include restructuring initiatives (which commenced in December 2008), engineering expense reductions and other discretionary cost reduction initiatives. As part of these efforts, we have reduced company-wide employment, excluding the impact of acquisitions, by 2,300 people since December 2007, representing a decline of 20%. Through our cost reduction initiatives in 2009, we achieved cost savings of approximately $175 million.

•	We reduced our level of capital expenditures to $28 million in 2009, which compares to $45 million in 2008.

•	We did not repurchase shares in the open-market in 2009.

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

Our current cash balance of $373 million, together with cash generated from future operations and $265 million available under our revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and pension contributions. While we believe our cost reduction initiatives have had a meaningful impact on our cost structure and operating cash requirements, to the extent global demand for industrial products and services declines further, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which could have an adverse impact on our 2010 operating cash flow.

We have an estimated liability of $821 million for pending and reasonably anticipated asbestos claims through 2017, and while it is probable that we will incur additional liabilities for asbestos claims after 2017, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $54 million related to environmental remediation costs projected through 2014 related to our Superfund Site in Goodyear, Arizona.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $189.0 million in 2009, a decrease of $2.4 million, or 1.2%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compared to 2008. This slight decrease resulted from higher pension contributions and lower cash-based earnings, substantially offset by reduced working capital and lower tax payments.

Pension plan estimates and assumptions included in our 2009 financial statements were estimated as of December 31, 2008, consistent with current accounting principles generally accepted in the United States (“U.S. GAAP”). These assumptions were based on management’s best estimates in consultation with its pension advisors at that time. The significant decline in the funded status which occurred in 2008, largely driven by lower asset returns, resulted in pension expense that was $18 million higher in 2009 when compared to 2008.

In addition, we made contributions of $33.4 million to our defined benefit plans which compares to contributions of $10 million in 2008. The increase in contributions primarily related to higher contributions to our U.S. defined benefit plan to comply with certain Pension Protection Act provisions and resulted, in part, from declines in the market value of investments during 2008. Of the $33.4 million in 2009, $17 million was contributed to our U.S. defined benefit plan in December on a discretionary basis to improve the funded status of this plan and to reduce future expected contributions. We currently expect to make pension contributions of approximately $16 million in 2010. In addition, we expect that, based on current information, pension contributions in 2011 will exceed 2010 contributions.

Total net asbestos payments were $55.8 million, which included a $14.5 million insurance settlement receipt from the Highlands Insurance Company. This compares to net asbestos payments of $58.1 million in 2008. Cash payments related to asbestos settlement and defense costs, net of related insurance recoveries, are expected to be approximately $65 million in 2010.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $5.7 million in 2009 compared to $117.7 million used in the comparable period of 2008. The lower levels of cash flows used in investing activities were primarily due to the absence of $76.5 million of payments we made for the Delta and Krombach acquisitions in 2008. Also contributing to the decline was a decrease in capital spending of $16.8 million (capital expenditures were $28.3 in 2009, down from $45.1 million in 2008). Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our 2010 capital expenditures to approach $35 million compared to $28 million in 2009.

In February 2010, we made a payment of $56 million to complete our acquisition of all of the issued and outstanding shares, through a short-form merger, of Merrimac, a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules.

Financing Activities

Financing cash flows consist primarily of repayments of indebtedness, share repurchases and payments of dividends to shareholders. Cash used in financing activities was $62.0 million in 2009 compared to $95.6 million in 2008. The lower levels of cash flows used in financing activities in 2009 was driven by the absence of open-market share repurchases, which compares to $60.0 million of open-market share repurchases in 2008. Offsetting this favorable comparison in 2009, $15.1 million of short-term debt was repaid and $7.9 million less cash was received for stock options exercised.

Financing Arrangements

At December 31, 2009, we had total debt of $400 million as compared to $415 million at December 31, 2008. Net debt decreased by $156 million to $27 million at December 31, 2009, primarily reflecting higher cash balances. The net debt to net capitalization was 2.9% at December 31, 2009, down from 19.7% at December 31, 2008.

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by the Company in May 2005. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In December 2008, we executed Amendment No. 1 to the facility for the purpose of removing a representation regarding our pension liability and to amend certain other terms. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2009, and was not used in 2008 or 2007. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2009, our ratio was 31%.

In November 2006, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or

PART II / ITEM  7

cross default provisions. If there is a change in control, and if as a consequence the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.

In September 2003, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.

All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.

We have domestic unsecured, uncommitted money market bid rate credit lines for $60 million at December 31, 2009.

As of December 31, 2009, we had various local currency credit lines, with maximum available borrowings of $12 million, underwritten by banks primarily in the United States and Europe. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $1 million outstanding under these facilities at December 31, 2009.

At December 31, 2009, we had open standby letters of credit of $44 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement and certain other credit lines, substantially all of which expire in 2010.

We have an effective shelf registration, filed on Form S-3 in May 2007 with the Securities and Exchange Commission, allowing us to issue, in one or more offerings, an indeterminate amount of either senior or subordinated debt securities.

Credit Ratings

As of December 31, 2009, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2009:

	Payment due by Period
(in thousands)	Total	2010	2011 -2012	2013 -2014	After 2014
Long-term debt(1)	$400,000	$—	$—	$200,000	$200,000
Fixed interest payments	397,700	24,100	48,200	37,200	288,200
Operating lease payments	47,317	13,570	17,667	8,382	7,698
Purchase obligations	39,765	36,036	2,945	779	5
Pension and postretirement benefits(2)	419,546	34,608	73,305	89,438	222,195
Other long-term liabilities reflected on Consolidated Balance Sheets(3)	—	—	—	—	—
Total	$1,304,328	$108,314	$142,117	$335,799	$718,098

(1)	Excludes original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2019.
(3)	As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($730,013) and long-term environmental liability ($41,069).

Capital Structure

The following table sets forth our capitalization:

(dollars in thousands) December 31,	2009	2008
Short-term borrowings	$1,078	$16,622
Long-term debt	398,557	398,479
Total debt	399,635	415,101
Less cash and cash equivalents	372,714	231,840
Net debt*	26,921	183,261
Equity	893,702	745,821
Net capitalization	920,623	929,082
Net debt to Equity*	3.0%	24.6%
Net debt to net capitalization*	2.9%	19.7%

*	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. The presentation of net debt provides useful information about our ability to satisfy our debt obligation with currently available funds.

In 2009, equity increased $148 million, primarily as a result of net income of $134 million and favorable currency impacts of $56 million, offset by cash dividends of $46 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Arrangements

We are party to a contractually committed off-balance sheet chattel paper financing facility that enabled our Crane Merchandising Systems (“CMS”) business to offer various sales support financing programs to its customers. At December 31, 2009 and 2008, $10 million and $19 million, respectively, were outstanding. This facility was terminated in June of 2009. Recourse to Crane Co. for all uncollectible loans made to CMS’ customers by the banks under this agreement is limited to $5 million.

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

Accounts Receivable  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts at December 31, 2009 and 2008 was $9 million and $8 million, respectively.

Inventories  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out method (LIFO) or the lower of cost or market using the first-in, first-out (FIFO) method. We use LIFO for most domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Liquidations of LIFO inventories have increased cost of sales by $0.3 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The portion of inventories costed using the LIFO method was 36% and 37%, of consolidated inventories at December 31, 2009 and 2008, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $16.9 million and $16.8 million at December 31, 2009 and 2008, respectively.

Valuation of Long-Lived Assets  We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments we make which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods due to either changing assumptions or changing facts and circumstances.

Income Taxes  We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

PART II / ITEM  7

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

We account for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of the Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of the Consolidated Balance Sheets.

Goodwill and Other Intangible Assets  As of December 31, 2009, we had $787 million of goodwill and intangible assets with indefinite lives. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2009, we had 12 reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 12.5%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on EBITDA multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2007, 2008 and 2009.

Contingencies  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 11, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Pension Plans  In the United States, we sponsor a defined benefit pension plan that covers approximately 45% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 18% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $18 million in 2009, $0 in 2008 and $9 million in 2007. Employer cash contributions were $33 million in 2009, $10 million in 2008 and $5 million in 2007. We expect, based on current actuarial calculations, to contribute cash of approximately $16 million to our pension plans in 2010. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets; however, we expect pension contributions in 2011 will exceed 2010 contributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2009 pension expense by $0.5 million for U.S. pension plans and $0.6 million for Non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would have increased 2009 pension expense by $1.0 million for U.S. pension plans and $0.4 million for Non-U.S. pension plans. See Note 7, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2009	2008	2007
Benefit Obligations
U.S. Plans:
Discount rate	6.10%	6.75%	6.25%
Rate of compensation increase	3.65%	3.91%	4.15%

Non-U.S. Plans:
Discount rate	5.76%	6.40%	5.82%
Rate of compensation increase	3.72%	3.76%	3.26%

Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.75%	6.25%	6.00%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.91%	4.15%	3.65%

Non-U.S. Plans:
Discount rate	6.40%	5.78%	5.14%
Expected rate of return on plan assets	7.25%	7.12%	6.78%
Rate of compensation increase	3.62%	3.27%	3.29%

The long term expected rate of return on plan assets assumptions were determined with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historic returns. The discount rates we used for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligation.

Postretirement Benefits Other than Pensions We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.7 million to our postretirement benefit plans in 2010. The weighted average discount rates assumed to determine postretirement benefit obligations were 5.30%, 7.00% and 5.75% for 2009, 2008 and 2007, respectively. The health care cost trend rates assumed was 9.00% for 2009, 2008 and 2007.

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

Total debt outstanding of $400 million at December 31, 2009 was generally at fixed rates of interest ranging from 5.50% to 6.55%.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•

If, on January 1, 2010, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2010, based on our year-end 2009 portfolio, net income would not be materially impacted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, audited the operating effectiveness of internal control over financial reporting as of December 31, 2009, and issued their related attestation report which is included on page 35.

Eric C. Fast

President and Chief Executive Officer

Timothy J. MacCarrick

Vice President, Chief Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PART II / ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Crane Co.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and equity for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements,for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Responsibility for Financial Reporting.” Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Crane Co. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Stamford, CT

FEBRUARY 24, 2010

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended December 31,
(in thousands, except per share data)	2009	2008	2007
Net sales	$2,196,343	$2,604,307	$2,619,171
Operating costs and expenses:
Cost of sales	1,466,030	1,751,036	1,776,157
Asbestos charge	—	—	390,150
Environmental charge	—	24,342	18,912
Restructuring charge (gain)	5,243	40,703	(19,083)
Selling, general and administrative	516,801	590,737	560,691
	1,988,074	2,406,818	2,726,827
Operating profit (loss)	208,269	197,489	(107,656)
Other income (expense):
Interest income	2,820	10,263	6,259
Interest expense	(27,139)	(25,799)	(27,404)
Miscellaneous income	976	1,694	10,013
	(23,343)	(13,842)	(11,132)
Income (loss) before income taxes	184,926	183,647	(118,788)
Provision (benefit) for income taxes	50,846	48,694	(56,553)
Net income (loss) before allocations to noncontrolling interests	134,080	134,953	(62,235)
Less: Noncontrolling interest in subsidiaries' earnings (losses)	224	(205)	107
Net income (loss) attributable to common shareholders	$133,856	$135,158	$(62,342)

Basic earnings (loss) per share	$2.29	$2.27	$(1.04)
Average basic shares outstanding	58,473	59,667	60,037

Diluted earnings (loss) per share	$2.28	$2.24	$(1.04)
Average diluted shares outstanding	58,812	60,298	60,037

PART II / ITEM 8

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$372,714	$231,840
Current insurance receivable — asbestos	35,300	41,300
Accounts receivable, net	282,463	334,263
Inventories, net	284,552	349,926
Current deferred tax assets	58,856	50,457
Other current assets	12,461	13,454
Total current assets	1,046,346	1,021,240
Property, plant and equipment, net	285,224	290,814
Insurance receivable — asbestos	213,004	260,660
Long-term deferred tax assets	204,386	233,165
Other assets	83,229	80,676
Intangible assets, net	118,731	106,701
Goodwill	761,978	781,232
Total assets	$2,712,898	$2,774,488
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,078	$16,622
Accounts payable	142,390	182,147
Current asbestos liability	100,300	91,000
Accrued liabilities	218,864	246,915
U.S. and foreign taxes on income	4,150	1,980
Total current liabilities	466,782	538,664
Long-term debt	398,557	398,479
Accrued pension and postretirement benefits	141,849	150,125
Long-term deferred tax liability	29,578	22,971
Long-term asbestos liability	720,713	839,496
Other liabilities	61,717	78,932
Commitments and Contingencies (Note 11)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,526,750 shares outstanding (58,489,766 in 2008)	72,426	72,426
Capital surplus	161,409	157,078
Retained earnings	1,022,838	935,460
Accumulated other comprehensive (loss) income	5,130	(45,131)
Treasury stock; 13,899,389 treasury shares (13,936,373 in 2008)	(376,041)	(381,771)
Total shareholders' equity	885,762	738,062
Noncontrolling interest	7,940	7,759
Total equity	893,702	745,821
Total liabilities and equity	$2,712,898	$2,774,488

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2009	2008	2007
Operating activities:
Net income (loss) attributable to common shareholders	$133,856	$135,158	$(62,342)
Noncontrolling interest in subsidiaries' earnings (losses)	224	(205)	107
Net income before allocation to noncontrolling interests	134,080	134,953	(62,235)
Asbestos charge	—	—	390,150
Environmental charge	—	24,342	18,912
Restructuring — non cash	—	15,745	(27,838)
Gain on sale of joint venture	—	—	(4,144)
(Gain) loss on divestitures	—	(932)	975
Income from joint venture	—	—	(5,322)
Depreciation and amortization	58,204	57,162	61,310
Stock-based compensation expense	9,166	13,327	15,247
Deferred income taxes	26,284	13,296	(112,641)
Cash provided from (used for) operating working capital	47,403	17,560	(7,322)
Payments for asbestos-related fees and costs, net of insurance recoveries	(55,827)	(58,083)	(10,198)
Other	(30,296)	(25,978)	(24,061)
TOTAL PROVIDED FROM OPERATING ACTIVITIES	189,014	191,392	232,833
Investing activities:
Capital expenditures	(28,346)	(45,136)	(47,169)
Proceeds from sale of equity investment	—	—	32,996
Proceeds from disposition of capital assets	4,768	1,871	48,437
Payments for acquisitions, net of cash and liabilities assumed of $16,716 in 2008 and $16,829 in 2007	—	(76,527)	(65,498)
Proceeds from divestitures	17,864	2,106	2,005
TOTAL USED FOR INVESTING ACTIVITIES	(5,714)	(117,686)	(29,229)
Financing activities:
Equity:
Dividends paid	(46,783)	(45,203)	(39,651)
Reacquisition of shares on open market	—	(60,001)	(50,001)
Stock options exercised — net of shares reacquired	1,070	8,955	15,057
Excess tax benefit — exercise of stock options	224	1,996	6,978
Debt:
Net (decrease) increase in short-term borrowings	(16,474)	(1,371)	(8,992)
TOTAL USED FOR FINANCING ACTIVITIES	(61,963)	(95,624)	(76,609)
Effect of exchange rate on cash and cash equivalents	19,537	(29,612)	17,768
Increase (decrease) in cash and cash equivalents	140,874	(51,530)	144,763
Cash and cash equivalents at beginning of year	231,840	283,370	138,607
Cash and cash equivalents at end of year	$372,714	$231,840	$283,370
Detail of cash provided from (used for) operating working capital (Net of effects of acquisitions):
Accounts receivable	$55,166	$29,650	$2,069
Inventories	67,732	(10,183)	(767)
Other current assets	1,345	(1,097)	529
Accounts payable	(43,797)	(2,720)	7,430
Accrued liabilities	(30,514)	16,886	9,121
U.S. and foreign taxes on income	(2,529)	(14,976)	(25,704)
Total	$47,403	$17,560	$(7,322)
Supplemental disclosure of cash flow information:
Interest paid	$27,140	$25,882	$27,315
Income taxes paid	10,744	46,459	68,949

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive (Loss) Income	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2007	$72,426	$134,798	$946,077		$73,175	$(307,873)	$918,603	$8,033	$926,636

Net loss			(62,342)	(62,342)			(62,342)	107	(62,235)
Cash dividends			(39,642)				(39,642)		(39,642)
Reacquisition on open market 1,247,130 shares						(50,001)	(50,001)		(50,001)
Exercise of stock options, net of shares reacquired, 845,498						18,211	18,211		18,211
Stock option amortization		6,737					6,737		6,737
Tax benefit — stock options and restricted stock		6,978					6,978		6,978
Restricted stock awarded, 90,365 shares, net			1,771			3,586	5,357		5,357
Change in pension and postretirement plan assets and benefit obligation, net of tax				30,027	30,027		30,027		30,027
Currency translation adjustment				50,875	50,875		50,875	254	51,129
Comprehensive income				$18,560
BALANCE DECEMBER 31, 2007	72,426	148,513	845,864		154,077	(336,077)	884,803	8,394	893,197

Net income			135,158	135,158			135,158	(205)	134,953
Cash dividends			(45,562)				(45,562)		(45,562)
Reacquisition on open market 2,290,976 shares						(60,001)	(60,001)		(60,001)
Exercise of stock options, net of shares reacquired, 426,346						13,414	13,414		13,414
Stock option amortization		5,623					5,623		5,623
Tax benefit — stock options and restricted stock		685					685		685
Restricted stock awarded, 193,045 shares, net		2,257				893	3,150		3,150
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(95,896)	(95,896)		(95,896)		(95,896)
Currency translation adjustment				(103,312)	(103,312)		(103,312)	(430)	(103,742)
Comprehensive loss				$(64,050)
BALANCE DECEMBER 31, 2008	72,426	157,078	935,460		(45,131)	(381,771)	738,062	7,759	745,821

Net income			133,856	133,856			133,856	224	134,080
Cash dividends			(46,478)				(46,478)		(46,478)
Exercise of stock options, net of shares reacquired, 110,050						2,447	2,447		2,447
Stock option amortization		4,350					4,350		4,350
Tax benefit — stock options and restricted stock		224					224		224
Restricted stock, net		(243)				3,283	3,040		3,040
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(5,676)	(5,676)		(5,676)		(5,676)
Currency translation adjustment				55,937	55,937		55,937	(43)	55,894
Comprehensive income				$184,117
BALANCE DECEMBER 31, 2009	$72,426	$161,409	$1,022,838		$5,130	$(376,041)	$885,762	$7,940	$893,702

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

The Aerospace & Electronics segment consists of two groups: the Aerospace Group and the Electronics Group. Aerospace products include pressure, fuel flow and position sensors and subsystems; brake control systems; coolant, lube and fuel pumps; and seat actuation. Electronics products include high-reliability power supplies and custom microelectronics for aerospace, defense, medical and other applications; and electrical power components, power management products, electronic radio frequency and microwave frequency components and subsystems for the defense, space and military communications markets.

The Engineered Materials segment consists of Crane Composites and Polyflon. Crane Composites, representing almost the entire segment, manufactures fiberglass reinforced plastic panels for the truck trailer and recreational vehicle (“RV”) markets, industrial markets and the commercial construction industry. Polyflon is a manufacturer of specialty components, primarily microwave substrates utilized in antenna applications.

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

Please refer to Note 14, “Segment Information,” of the Notes to the Consolidated Financial Statements for the relative size of these segments in relation to the total Company (both net sales and total assets).

Significant Accounting Policies

Use of Estimates  The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, restructuring provisions, employee benefits, taxes, asbestos liability and related insurance receivable, environmental liability and contingencies.

Currency Translation  Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated at the rate of exchange in effect on the balance sheet date; results of operations are translated at the average rates of exchange prevailing during the year. The related translation adjustments are included in accumulated other comprehensive income (loss) in a separate component of equity.

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

Cost of Goods Sold   Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead, inventoried cost and, accordingly, cost of goods sold include allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production-related intangible assets and depreciation expense. We also include costs directly associated with products sold, such as warranty provisions.

Selling, General and Administrative Expenses  Selling, general and administrative expense is charged to income as incurred. Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. In addition, compensation for other operating activities such as executive office administrative and engineering functions are included, as well as general operating expenses such as office supplies, non-income taxes, insurance and office equipment rentals.

Income Taxes  The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line of its Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of its Consolidated Balance Sheets.

Earnings (Losses) Per Share  The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share gives affect to all potential dilutive common shares outstanding during the year. For the year ended December 31, 2007, 1,093,000 shares attributable to the potential exercise of outstanding options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

(in thousands, except per share data) For year ended December 31,	2009	2008	2007
Net income (loss) attributable to common shareholders	$133,856	$135,158	$(62,342)
Average basic shares outstanding	58,473	59,667	60,037
Effect of dilutive stock options	339	631	—
Average diluted shares outstanding	58,812	60,298	60,037
Basic earnings (losses) per share	$2.29	$2.27	$(1.04)
Diluted earnings (losses) per share	$2.28	$2.24	$(1.04)

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2009	2008	2007
Balance at beginning of year	$8,081	$8,988	$9,192
Provisions	7,203	6,356	5,975
Deductions	(6,378)	(7,263)	(6,179)
Balance at end of year	$8,906	$8,081	$8,988

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base, and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories Inventories consist of the following:

(in thousands) December 31,	2009	2008
Finished goods	$88,555	$97,496
Finished parts and subassemblies	23,844	41,345
Work in process	53,126	60,106
Raw materials	119,027	150,979
Total inventories	$284,552	$349,926

Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out method (LIFO) or the lower of cost or market using the first-in, first-out (FIFO) method. The Company uses LIFO for most domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Liquidations of LIFO inventories have increased cost of sales by $0.3 million and $2.2 million for the years ended December 31, 2009 and 2008, respectively. The portion of inventories costed using the LIFO method was 36% and 37%, of consolidated inventories at December 31, 2009 and 2008, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $16.9 million and $16.8 million at December 31, 2009 and 2008, respectively.

Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2009	2008
Land	$65,138	$58,879
Buildings and improvements	180,877	172,157
Machinery and equipment	525,132	555,490
Gross property, plant and equipment	771,147	786,526
Less: accumulated depreciation	485,923	495,712
Property, plant and equipment, net	$285,224	$290,814

Property, plant and equipment are stated at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment.

Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles — Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in Consolidated Financial

PART II / ITEM 8

Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2009 and 2008, the Company had twelve reporting units.

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 9.5% and 12.5%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net costs increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2009, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the estimated fair value of the individual acquired assets and liabilities and that the Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Factors and information that the Company uses to refine the allocations include, primarily, tangible and intangible asset appraisals. The Company finalized its purchase price allocations in 2009 associated with its 2008 acquisitions of Delta Fluid Products Limited (“Delta”) and Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) and has made appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required. Effective January 1, 2009, the Company adopted the new provisions under ASC 810-10 “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. These provisions also set forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination.

Changes to goodwill, are as follows:

(in thousands) December 31,	2009	2008
Balance at beginning of year	$781,232	$766,550
Additions	—	47,981
Adjustments to purchase price allocations	(22,601)	—
Translation and other adjustments	3,347	(33,299)
Balance at end of year	$761,978	$781,232

Goodwill decreased $22 million during the year ended December 31, 2009 due to the finalization of purchase price allocations associated with the acquisitions of Krombach in December 2008 and of Delta in September 2008. Goodwill increased $48 million during the year ended December 31, 2008 due to the preliminary valuation allocations of the aforementioned acquisitions of Krombach and Delta.

Changes to intangible assets, are as follows:

(in thousands) December 31,	2009	2008
Balance at beginning of year, net of accumulated amortization	$106,701	$128,150
Additions	22,601	—
Amortization expense	(14,067)	(14,668)
Currency translation	3,496	(3,757)
Asset write-downs	—	(3,024)
Balance at end of year, net of accumulated amortization	$118,731	$106,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the intangible assets are as follows:

	Weighted Average Amortization Period (in years)	2009			2008
(in thousands) December 31,		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual rights	10.5	$99,921	$53,022	$46,899	$91,355	$48,858	$42,497
Customer relationships and backlog	5.6	97,545	39,075	58,470	85,204	30,325	54,879
Drawings	0.7	10,825	10,283	542	10,825	10,144	681
Other	4.1	25,888	13,068	12,820	17,913	9,269	8,644
	7.8	$234,179	$115,448	$118,731	$205,297	$98,596	$106,701

Amortization expense for these intangible assets is expected to be $13.1 million in 2010, $12.9 million in 2011, $10.6 million in 2012, $10.6 million in 2013, and $46.3 million in 2014 and thereafter. Of the $118.7 million of net intangible assets at December 31, 2009, $25.2 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

Valuation of Long-Lived Assets  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010, however early adoption is permitted. We are currently evaluating the impact of adopting these new standards on our consolidated financial position, results of operations and cash flow, including possible early adoption.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 105-10, “Generally Accepted Accounting Principles — Overall” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s financial statements. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of December 31, 2009, SFAS No. 167 had been codified under Accounting Standard Update (“ASU”) 2009-17. SFAS No. 167 amends FASB Interpretation

PART II / ITEM 8

No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that SFAS No. 167 will have on the Company’s financial statements upon its effectiveness.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140” (“SFAS No. 166”). As of December 31, 2009, SFAS No. 166 had been codified under ASU 2009-16. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This statement must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact that SFAS No. 166 will have on the Company’s financial statements upon its effectiveness.

In May 2009, the FASB issued ASC Topic 855-10, “Subsequent Events — Overall” (“ASC 855-10”). ASC 855-10 defines the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009, and the Company has applied ASC 855-10 effective June 30, 2009. Subsequent events have been evaluated through the date of which the Company issued its financial statements.

Note 2 – Miscellaneous Income

(in thousands) For year ended December 31,	2009	2008	2007
Gains on sales of assets	$134	$1,063	$4,410
Equity joint venture income*	—	—	5,322
Other	842	631	281
	$976	$1,694	$10,013

*	Income from Industrial Motion Control Holdings LLC (“IMC”) joint venture. The Company sold its investment in this joint venture on December 18, 2007 for net proceeds of $33 million. The resulting gain of $4.1 million is included in “Gains on sales of assets”.

Note 3 – Income Taxes

Income (loss) before taxes is as follows:

(in thousands) For year ended December 31,	2009	2008	2007
U.S. operations	$69,050	$14,107	$(286,826)
Non-U.S. operations	115,876	169,540	168,038
	$184,926	$183,647	$(118,788)

The provision (benefit) for income taxes consists of:

(in thousands) For year ended December 31,	2009	2008	2007
Current:
U.S. federal tax	$(4,187)	$(8,498)	$28,020
State and local tax	5	1,050	(77)
Non-U.S. tax	28,744	42,846	42,356
	24,562	35,398	70,299
Deferred:
U.S. federal tax	19,879	9,283	(124,684)
State and local tax	2,720	(11)	(96)
Non-U.S. tax	3,685	4,024	(2,072)
	26,284	13,296	(126,852)
Provision (benefit) for income taxes	$50,846	$48,694	$(56,553)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the statutory U.S. federal rate to the effective tax rate, is as follows:

(in thousands) For year ended December 31,	2009	2008	2007
Statutory U.S. federal tax at 35%	$64,646	$64,348	$(41,613)
Increase (reduction) from:
Non-U.S. taxes	(9,205)	(13,159)	(20,019)
State and local tax, net of federal benefit	5,151	3,006	(15,575)
Valuation allowance on state deferred tax assets	(3,378)	(1,967)	15,463
U.S. domestic manufacturing deduction	(1,045)	(893)	(2,107)
Foreign dividend, net of credits	8,348	3,673	5,040
Deferred taxes on earnings of non-U.S. subsidiaries	(3,300)	200	10,400
Research and development tax credit	(4,177)	(6,656)	(3,512)
Tax benefit from sale of subsidiary	(5,238)	—	—
Other	(956)	142	(4,630)
Provision (benefit) for income taxes	$50,846	$48,694	$(56,553)
Effective tax rate	27.5%	26.5%	47.6%

As of December 31, 2009, the Company has recorded a deferred tax liability of $6.2 million which reflects the additional U.S. federal and state income tax due upon the ultimate repatriation of approximately $61 million of the undistributed earnings of its non-U.S. subsidiaries. Deferred taxes have not been provided on the remainder of the non-U.S. subsidiaries’ undistributed earnings of approximately $216.8 million since these earnings have been, and under current plans will continue to be, indefinitely reinvested outside the U.S. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes; however, it is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

In 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded based on grant date fair value. As a result, a shortfall of $0.4 million was charged to equity. In 2008 and 2007, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date and, accordingly, were credited to equity in the amount of $0.7 million and $7.0 million, respectively.

Tax (expense)/benefit of $(0.7) million in 2009, $47.3 million in 2008 and $(13.1) million in 2007 related primarily to changes in pension and post-retirement plan assets and benefit obligations were included in accumulated other comprehensive income.

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

(in thousands) December 31,	2009	2008
Deferred tax assets:
Asbestos-related liabilities	$224,276	$247,543
Tax loss and credit carryforwards	76,954	37,566
Environmental	13,318	17,257
Inventories	17,946	16,873
Accrued bonus and stock-based compensation	13,234	10,948
Pension and post-retirement benefits	32,620	42,924
Restructuring reserves	3,737	13,701
Other	15,592	16,540
Total	397,677	403,352
Less: valuation allowance on non-U.S. and state deferred tax assets, tax loss and credit carryforwards	74,182	66,150
Total deferred tax assets, net	323,495	337,202
Deferred tax liabilities:
Depreciation	(41,605)	(39,921)
Intangibles	(48,746)	(37,211)
Total deferred tax liabilities	(90,351)	(77,132)
Net deferred tax asset	$233,144	$260,070
Balance sheet classification:
Current deferred tax assets	$58,856	$50,457
Long-term deferred tax assets	204,386	233,165
Accrued liabilities	(520)	(581)
Long-term deferred tax liability	(29,578)	(22,971)
Net deferred tax asset	$233,144	$260,070

As of December 31, 2009, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Credits	Non-U.S. Tax Losses	Total
2010-2014	$—	$1,482	$77,974	$—	$11,326
After 2014	30,879	3,474	307,257	—	21,688
Indefinite	—	11,872	—	213	28,475
Total	$30,879	$16,828	$385,231	$213	$61,489
Deferred tax asset on tax carry forwards	$30,879	$10,938	$17,612	$213	$17,312	$76,954

Of the $76.9 million deferred tax asset for tax loss and credit carryforwards at December 31, 2009, $45.1 million has been offset by a valuation allowance due to the uncertainty of the Company ultimately realizing future tax benefits from these carryforwards. In addition, the Company considers it unlikely that a portion of the tax benefit related to various U.S. and non-U.S. deferred tax assets will be realized. Accordingly, a $29.1 million valuation allowance has been established against these U.S. and non-U.S. deferred tax

PART II / ITEM 8

assets. The Company’s total valuation allowance at December 31, 2009 is approximately $74.2 million.

A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2009	2008
Balance of liability as of January 1	$6,778	$4,402
Increase as a result of tax positions taken during a prior year	111	1,182
Decrease as a result of tax positions taken during a prior year	(816)	(164)
Increase as a result of tax positions taken during the current year	1,210	1,649
Decrease as a result of settlements with taxing authorities	(315)	(291)
Reduction as a result of a lapse of the statute of limitations	(31)	—
Balance of liability as of December 31	$6,937	$6,778

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $7.3 million, $7.0 million and $4.3 million as of December 31, 2009, 2008 and 2007 respectively. The difference between these amounts for the years ended December 31, 2009 and 2008 and the amounts reflected in the tabular reconciliation above relates to (1) deferred U.S. federal income tax benefits on unrecognized tax benefits related to U.S. state income taxes, (2) interest expense, net of deferred federal, U.S. state and non-U.S. tax benefits, and (3) deferred non-U.S. income tax benefits on unrecognized tax benefits related to non-U.S. income taxes.

During the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company recognized $0.1, $0.3 and $0.1 million, respectively, of interest expense related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2009 and December 31, 2008, the Company recognized $0.8 million and $0.7 million, respectively, of interest expense related to unrecognized tax benefits in its consolidated balance sheet.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2005. During 2009, the IRS commenced an examination of the Company’s 2007 and 2008 federal income tax returns.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2004. During 2009, certain U.S. state and non-U.S. income tax examination were completed, and, as of December 31, 2009, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change by $5.3 million due to payments for, the expiration of the statute of limitation on, or resolution of federal, U.S. state and non-U.S. tax matters.

Note 4 – Accrued Liabilities

(in thousands) December 31,	2009	2008
Employee-related expenses	$81,707	$82,743
Warranty	18,728	27,305
Other	118,429	136,867
	$218,864	$246,915

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in Cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands) For year ended December 31,	2009	2008
Balance at beginning of period	$27,305	$32,218
Expense	8,722	19,158
Additions (deletions) through acquisition/divestitures	(383)	450
Payments/deductions	(17,244)	(23,653)
Currency translation	328	(868)
Balance at end of period	$18,728	$27,305

Note 5 – Other Liabilities

(in thousands) For year ended December 31,	2009	2008
Environmental	$41,069	$52,396
Other	20,648	26,536
	$61,717	$78,932

Note 6 – Research and Development

Research and development costs are expensed when incurred. These costs were $98.7 million, $153.4 million and $106.8 million in 2009, 2008 and 2007, respectively. Funds received from customer-sponsored research and development projects were $8.1 million, $15.5 million and $8.4 million received in 2009, 2008 and 2007, respectively, and were recorded in net sales.

Note 7 – Pension and Postretirement Benefits

In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 45% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cover approximately 18% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

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

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2009	2008	2009	2008
Change in benefit obligation:
Beginning of year	$539,015	$629,241	$14,457	$18,960
Service cost	10,023	13,118	106	137
Interest cost	35,722	35,772	891	918
Plan participants’ contributions	1,330	2,018	—	—
Amendments	—	2,472	—	—
Actuarial loss (gain)	66,517	(39,366)	1,361	(3,324)
Settlement	(642)	(381)	—	—
Benefits paid	(37,675)	(32,062)	(1,843)	(2,159)
Foreign currency exchange impact	26,181	(76,271)	53	(75)
Acquisition/divestitures/ curtailment	562	4,474	—	—
Benefit obligation at end of year	$641,033	$539,015	$15,025	$14,457
Change in plan assets:
Fair value of plan assets at beginning of year	$448,256	$689,081
Actual return on plan assets	90,871	(136,823)
Foreign currency exchange impact	31,354	(88,099)
Employer contributions	33,388	10,047
Acquisition/transferred liability	—	4,475
Plan participants’ contributions	1,330	2,018
Settlement	(642)	(381)
Benefits paid	(37,675)	(32,062)
Fair value of plan assets at end of year	$566,882	$448,256	$—	$—
Funded status	$(74,151)	$(90,759)	$(15,025)	$(14,457)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2009	2008	2009	2008
Other assets	$54,894	$47,329	$—	$—
Current liabilities	(545)	(507)	(1,676)	(1,913)
Accrued pension and postretirement benefits	(128,500)	(137,581)	(13,349)	(12,544)
	$(74,151)	$(90,759)	$(15,025)	$(14,457)

PART II / ITEM 8

Amounts recognized in accumulated other comprehensive (income) loss consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2009	2008	2009	2008
Net loss (gain)	$128,645	$121,704	$(2,466)	$(4,328)
Prior service cost (credit)	1,828	2,376	—	—
Transition asset	2	23	—	—
	$130,475	$124,103	$(2,466)	$(4,328)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2009	2008	2009	2008	2009	2008
Projected benefit obligation	$355.8	$307.4	$285.2	$231.6	$641.0	$539.0
Accumulated benefit obligation	344.0	291.8	264.1	214.8	608.1	506.6
Fair value of plan assets	260.4	197.4	306.5	250.9	566.9	448.3

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2009	2008
Projected benefit obligation	$404,046	$338,370
Accumulated benefit obligation	387,680	319,901
Fair value of plan assets	285,591	207,875

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost
Service cost	$10,370	$13,754	$16,961	$106	$137	$153
Interest cost	35,722	35,772	34,047	891	918	1,013
Expected return on plan assets	(37,312)	(50,826)	(44,681)	—	—	—
Amortization of prior service cost	530	492	516	—	(50)	(84)
Amortization of net (gain) loss	8,357	(707)	604	(514)	(186)	(128)
Settlement costs	172	110	—		—	—
Special termination benefits	428	1,207	1,870		—	—
Net periodic benefit cost	$18,267	$(198)	$9,317	$483	$819	$954

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fis -

cal year are $7.4 million and $0.5 million, respectively. The estimated net gain for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million.

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2009	2008	2007	2009	2008	2007
U.S. Plans:
Discount rate	6.10%	6.75%	6.25%	5.30%	7.00%	5.75%
Rate of compensation increase	3.65%	3.91%	4.15%
Non-U.S. Plans:
Discount rate	5.76%	6.40%	5.82%
Rate of compensation increase	3.72%	3.76%	3.26%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2009	2008	2007	2009	2008	2007
U.S. Plans:
Discount rate	6.75%	6.25%	6.00%	7.00%	5.75%	5.75%
Expected rate of return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.91%	4.15%	3.65%
Non-U.S. Plans:
Discount rate	6.40%	5.78%	5.14%
Expected rate of return on plan assets	7.25%	7.12%	6.78%
Rate of compensation increase	3.62%	3.27%	3.29%

The long term expected rate of return on plan assets assumptions were determined by the Company with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historical returns. The discount rates used by the Company for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.

In the U.S., the 8.75% expected rate of return on assets assumption for 2009 reflected a long-term asset allocation target comprised of 60% equity securities, 19% fixed income securities, 20% alternative assets, and 1% cash. In November of 2009, the Company’s pension investment committee modified the plan’s long term investment objectives to reflect an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. Reflecting the updated asset allocation ranges, the expected rate of return on assets assumption for 2010 has been reduced to 8.25%. As of December 31, 2009, the actual asset allocation for the U.S. plan was 50% equity securities, 21% fixed income securities, 22% alternative assets, and 7% cash.

For the Non-U.S. Plans, the 7.25% expected rate of return on assets assumption for 2009 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, the actual weighted average asset allocation for the non-U.S. plans was 50% equity securities, 45% fixed income securities, 3% alternative assets, and 2% cash.

The assumed health care cost trend rates are as follows:

December 31,	2009	2008
Health care cost trend rate assumed for next year	9.00%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$60	$(55)
Effect on postretirement benefit obligation	771	(707)

Plan Assets

The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

Asset Category December 31,	Target Allocation	Actual Allocation
		2009	2008
Equity securities	40%-60%	50%	43%
Debt securities	25%-45%	34%	36%
Alternative assets	0%-25%	11%	11%
Money market	0%-5%	5%	10%

The fair value of the Company’s pension plan assets at December 31, 2009, by asset category are as follows:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Plan Assets	$221,350	$330,647	$14,885	$566,882

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2009 is presented below:

Asset Category (dollars in thousands)	Alternative Assets
Balance at January 1, 2009	$8,181
Total Realized and Unrealized Gains/(Losses)	1,704
Purchases, Sales, Settlements Transfers in or out of Level 3	5,000
Balance at December 31, 2009	$14,885

The Company’s pension investment committees and trustees, as applicable, exercise reasonable care, skill and caution in making investment decisions. Independent investment consultants are retained to assist in executing the plans’ investment strategies. A number of factors are evaluated in determining if an investment strategy will be implemented in the Company’s pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs.

The primary investment objective of the Company’s various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets and cash instruments. The company’s investment strategies across its pension plans worldwide results in a global target asset allocation range of 40%-60% equity securities, 25%-45% fixed income securities, 0%-25% alternative assets, and 0%-5% money market, as noted in the table above.

Equity securities include investments in large-cap, mid-cap, and small-cap companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in hedge funds with a wide variety of strategies and real estate funds.

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

Equity securities include Crane Co. common stock, which represents 4% and 3% of plan assets at December 31, 2009 and 2008, respectively.

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $16 million to its defined benefit pension plans and $1.7 million to its other postretirement benefit plan in 2010. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets; however, the Company expects pension contributions in 2011 will exceed the planned 2010 contributions.

PART II / ITEM 8

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2010	$32,895	$1,713
2011	34,293	1,702
2012	35,708	1,602
2013	48,014	1,566
2014	38,364	1,494
2015-2019	215,558	6,637
Total payments	$404,832	$14,714

The Company participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Contributions to these plans were $0.9 million, 1.0 million and $0.8 million in 2009, 2008 and 2007, respectively.

The Company’s subsidiaries ELDEC Corporation and Interpoint Corporation have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were $2.4 million in 2009, $2.6 million in 2008 and $2.5 million in 2007.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $4.6 million in 2009, $6.4 million in 2008, and $6.5 million in 2007.

In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 2% non-matching contribution to participants who are not eligible to participate in the Company-sponsored defined benefit pension plan or the ELDEC money purchase pension plan due to freezing of participation in those plans effective January 1, 2006. The Company made contributions to these plans of $2.0 million in 2009, $0.8 million in 2008 and $0.2 million in 2007.

Note 8 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2009	2008
Long-term debt consists of:
5.50% notes due 2013	$199,464	$199,319
6.55% notes due 2036	199,093	199,060
Other	—	100
Total Long-term debt	$398,557	$398,479
Short-term borrowings	$1,078	$16,622

In September 2007, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (the “facility”), which is due to expire September 26, 2012. This facility amends and restates the five-year $450 million revolving credit agreement entered into on January 21, 2005, which included a $150 million term loan component that was terminated by the Company in May 2005. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. The original facility was amended and restated to capitalize on favorable bank market conditions and to extend the maturity of the facility. In December 2008, the Company executed Amendment No. 1 to the facility for the purpose of removing a representation regarding its pension liability and to amend certain other terms. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2009, and was not used in 2008. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2009, the Company’s ratio was 31%:

(in thousands)	As of December 31, 2009
Short-term borrowings	$1,078
Long-term debt	398,557
Total Indebtedness	$399,635
Total indebtedness	$399,635
Total Shareholders’ Equity	885,762
Capitalization	$1,285,397
Total Indebtedness to Capitalization	31%

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.

In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.

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

The Company has domestic unsecured money market bid rate credit lines for $60 million at December 31, 2009.

As of December 31, 2009, the Company, or its subsidiaries, had various local currency credit lines, with maximum available borrowings of $11.8 million, underwritten by banks primarily in the United. States and Europe. These credit lines are typically available for borrowings up to 364 days and are renewable at the option of the lender. There was $1.1 million outstanding under these facilities at December 31, 2009.

At December 31, 2009, the Company had open standby letters of credit of $43.6 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2010.

Note 9 – Fair Value of Financial Instruments

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

During the year ended December 31, 2009, the Company completed its purchase price allocation process which reflected the fair value at acquisition date of intangible assets of $22.6 million, using Level 3 inputs for Delta, which was acquired in September 2008 and Krombach, which was acquired in December 2008.

The Company has forward contracts outstanding with related receivables of $0.7 million and payables of $4.7 million as of December 31, 2009 which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $411.1 million at December 31, 2009.

The Company adopted the provisions under ASC Topic 825, “Financial Instruments” as of January 1, 2008. These provisions provide companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of the adoption date.

Note 10 – Derivative Instruments and Hedging Activities

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2009, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows.

PART II / ITEM 8

Note 11 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2010	$13,672	$102	$13,570
2011	10,612	76	10,536
2012	7,131	—	7,131
2013	5,449	—	5,449
2014	2,933	—	2,933
Thereafter	7,698	—	7,698
Total minimum lease payments	$47,495	$178	$47,317

Rental expense was $25.8 million, $28.4 million and $25.5 million for 2009, 2008 and 2007, respectively.

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

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2009, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2009	2008	2007
Beginning claims	74,872	80,999	85,941
New claims	3,664	4,671	3,417
Settlements*	(1,024)	(1,236)	(1,441)
Dismissals	(11,171)	(9,562)	(6,918)
Ending claims**	66,341	74,872	80,999

*	Includes Joseph Norris and Earl Haupt judgments.
**	Does not include 36,447 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL. The court has initiated a process to reinstate certain of these claims, but it is has not ruled upon how many, if any, of these claims will be activated.

Of the 66,341 pending claims as of December 31, 2009, approximately 25,100 claims were pending in New York, approximately 14,200 claims were pending in Mississippi, approximately 9,900 claims were pending in Texas and approximately 2,100 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court, one of which, the Patrick O’Neil claim in Los Angeles, was reversed on appeal and is currently the subject of further appellate proceedings before the Supreme Court of California, which accepted review of the matter by order dated December 23, 2009. However, on March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The Company intends to pursue all available rights to appeal the verdict.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2009, 2008 and 2007 totaled $110.1 million, $97.1 million and $87.5 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2009, 2008 and 2007 totaled a $55.8 million payment, (reflecting the receipt of $14.5 million for full policy buyout

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from Highlands Insurance Company (“Highlands”)), a $58.1 million payment and $10.2 million payment, respectively. Detailed below are the comparable amounts for the periods indicated.

	For the year ended December 31,
(in millions)	2009	2008	2007
Settlement / indemnity costs incurred(1)	$58.3	$45.2	$41.6
Defense costs incurred(1)	51.8	51.9	45.9
Total costs incurred	$110.1	$97.1	$87.5
Settlement / indemnity payments	$57.3	$40.8	$42.5
Defense payments	52.2	55.5	46.2
Insurance receipts(2)	(53.7)	(38.2)	(78.5)
Pre-tax cash payments(2)	$55.8	$58.1	$10.2

(1)	Before insurance recoveries and tax effects.
(2)	The year ended December 31, 2009 includes a $14.5 million payment from Highlands in January 2009. There were no comparable policy settlements in the 2008 period. The year ended December 31, 2007includes a $31.5 million payment from Equitas in January 2007 and $10.0 million from ERC in April 2007.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively to date through December 31, 2009, the Company has resolved (by settlement or dismissal) approximately 62,300 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $228 million, for an average cost per resolved claim of $3,654. The average cost per claim resolved during the years ended December 31, 2009 and 2008 was $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

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

PART II / ITEM 8

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process the Company also takes into account trends in the tort system such as those enumerated above. As of December 31, 2009, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed approximated the assumptions in the Company’s liability estimate, while the average settlement costs for mesothelioma claims were somewhat higher, but generally consistent with the prior four quarters. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2009. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $821 million as of December 31, 2009, approximately 68% of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2009 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $248 million as of December 31, 2009.

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

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2009 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that adjustments to the Company’s liability estimate will be necessary as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation

PART II / ITEM 8

cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $53.8 million as of December 31, 2009, as described below; a portion is reimbursable by the U.S. Government. The current portion was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of

Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2009 the Company has recorded a receivable of $11.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. In the first quarter of 2009, the Company issued a $35 million letter of credit to support requirements of the consent decree for the Goodyear Site.

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

Other Proceedings

The Company has defended two separate lawsuits brought by customers alleging failure of the Company’s fiberglass-reinforced plastic material in RV sidewalls manufactured by such customers. The first lawsuit went to trial in January 2008, resulting in an award of $3.2 million in compensatory damages on two out of seven claims. The Court denied the plaintiff’s claim for additional post- trial equitable relief, and entered a final judgment, which included prejudgment interest of approximately $0.6 million. The total award of $3.8 million was paid in mid-2008, and the plaintiff has waived its right to an appeal.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The Company expects the appeal process to conclude in six to nine months. The trial will be stayed pending resolution of the appeal. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of December 31, 2009, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a significant impact on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flow for that period.

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

Note 12 – Acquisitions and Divestitures

In December 2009, the Company sold General Technology Corporation (“GTC”) generating proceeds of $14.2 million and an after tax gain of $5.2 million. GTC, also known as Crane Electronic Manufacturing Services, was included in the Company’s Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009 and is located in Albuquerque, New Mexico.

During 2008, the Company completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. The final purchase price allocations were completed in 2009, and goodwill for the 2008 acquisitions amounted to $14.4 million.

PART II / ITEM 8

In December 2008, the Company acquired all of the capital stock of Krombach, a manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. The purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach’s 2008 full year sales were approximately $100 million and has been integrated into the Company’s Fluid Handling segment. Goodwill for this acquisition amounted to $4.9 million.

In September 2008, the Company acquired Delta, a designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of approximately $39 million in 2008 and has been integrated into the Company’s Fluid Handling segment. Goodwill for this acquisition amounted to $9.5 million.

During 2007, the Company completed two acquisitions at a total cost of $65 million. The allocation of goodwill for these acquisitions amounted to $29 million. The final purchase price allocations were completed during 2008.

In September 2007, the Company acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass reinforced plastic panels used in the manufacture of RVs. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and is being integrated into the Noble Composites business within the Engineered Materials segment. Goodwill for this acquisition amounted to $18 million.

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

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Dividend yield	4.84%	2.09%	1.85%
Volatility	34.74%	23.71%	25.60%
Risk-free interest rate	1.79%	2.71%	4.76%
Expected lives in years	4.20	4.20	4.20

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

Activity in the Company’s stock option plans for the year ended December 31, 2009 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at beginning of period	4,856	$31.83
Granted	954	16.55
Exercised	(110)	22.23
Canceled	(461)	33.45
Options outstanding at end of period	5,239	29.13	2.85
Options exercisable at end of period	3,289	$30.33	1.89

The weighted-average fair value of options granted during 2009, 2008 and 2007 was $3.45, $6.74 and $9.55, respectively. The total fair value of shares vested during 2009, 2008 and 2007 was $4.9 million, $6.6 million and $8.5 million, respectively. The total intrinsic value of options exercised during 2009, 2008 and 2007 was $0.5 million, $6.4 million and $19.5 million, respectively. The total cash received from these option exercises was $2.4 million, $14.4 million and $27.4 million, respectively, and the tax (shortfall)/benefit realized for the tax deductions from option exercises and vesting of restricted stock was ($0.4) million, $0.7 million and $7.0 million, respectively. The aggregate intrinsic value of exercisable options was $9.1 million, $0 and $56.7 million as of December 31, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $4.8 million, $8.3 million and $8.5 million in 2009, 2008 and 2007, respectively. Changes in the Company’s restricted stock for the year ended December 31, 2009 were as follows:

Restricted Stock Activity	Restricted Shares and Restricted Stock Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Stock Units at January 1, 2009	569	$35.66
Restricted Stock vested	(191)	35.72
Restricted Stock forfeited	(13)	37.19
Restricted Stock Units granted	195	16.51
Restricted Stock Units forfeited	(2)	15.94
Restricted stock and Restricted Stock Units at December 31, 2009	558	$28.99

PART II / ITEM 8

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

Financial information by reportable segment is set forth below:

(in thousands)	2009	2008	2007
Aerospace & Electronics
Net sales — outside(a)	$590,118	$638,658	$628,676
Net sales — intersegment	—	—	184
Operating profit(b)	95,916	54,097	86,176
Assets	435,807	471,768	466,673
Goodwill	185,975	189,613	189,990
Capital expenditures	6,717	9,625	11,723
Depreciation and amortization	11,299	11,809	13,432
Engineered Materials
Net sales — outside	$172,080	$255,434	$331,029
Operating profit(c)	19,657	4,242	58,339
Assets	261,796	270,719	305,384
Goodwill	171,528	171,429	171,591
Capital expenditures	1,137	8,627	13,773
Depreciation and amortization	8,104	9,723	9,254
Merchandising Systems
Net sales — outside	$292,636	$401,577	$388,227
Operating profit(d)	21,122	32,028	39,684
Assets	296,856	302,361	348,914
Goodwill	164,306	153,177	173,692
Capital expenditures	5,631	7,051	7,883
Depreciation and amortization	12,929	13,593	16,554
Fluid Handling
Net sales — outside	$1,049,960	$1,161,887	$1,136,589
Net sales — intersegment	3	68	196
Operating profit(e)	132,211	159,363	159,251
Assets	832,176	889,067	868,873
Goodwill	212,012	238,880	203,337
Capital expenditures	14,225	13,643	12,170
Depreciation and amortization	19,751	16,292	16,832
Controls
Net sales — outside	$91,549	$146,751	$134,651
Net sales — intersegment	380	394	561
Operating profit (loss)(f)	(4,391)	11,237	9,901
Assets	70,073	83,482	84,390
Goodwill	28,157	28,133	27,940
Capital expenditures	449	4,661	1,273
Depreciation and amortization	4,134	4,010	2,976

(a)	Includes $18,880 in 2009 from a settlement claim with Boeing and GE Aviation LLC related to the Company’s brake control system.
(b)	Includes $16,360 in 2009 from the above mentioned settlement claim and restructuring charges of $2,723 and $2,041 in 2009 and 2008, respectively.
(c)	Includes restructuring charges of $77 and $19,096 in 2009 and 2008, respectively.
(d)	Includes a restructuring gain of $2,569 in 2009 and a restructuring charge of $13,118 in 2008.
(e)	Includes restructuring charges of $4,646 and $5,679 in 2009 and 2008, respectively, and a restructuring gain of $19,083 in 2007.
(f)	Includes restructuring charges of $367 and $768 in 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by industry segment (continued):

(in thousands)	2009	2008	2007
Consolidated net sales
Reporting segments	$2,196,726	$2,604,768	$2,620,112
Intersegment elimination	(383)	(461)	(941)
TOTAL NET SALES	$2,196,343	$2,604,307	$2,619,171
Operating profit (loss)
Reporting segments	$264,515	$260,967	$353,351
Corporate — before asbestos and environmental charges	(56,246)	(39,136)	(51,945)
Corporate expense — asbestos charge	—	—	(390,150)
Corporate expense — environmental charge	—	(24,342)	(18,912)
TOTAL OPERATING PROFIT (LOSS)	$208,269	$197,489	$(107,656)
Interest income	2,820	10,263	6,259
Interest expense	(27,139)	(25,799)	(27,404)
Miscellaneous — net	976	1,694	10,013
Income (loss) before income taxes	$184,926	$183,647	$(118,788)
Assets
Reporting segments	$1,896,708	$2,017,397	$2,074,234
Corporate	816,190	757,091	803,058
TOTAL ASSETS	$2,712,898	$2,774,488	$2,877,292
Goodwill
Reporting segments	$761,978	$781,232	$766,550
Capital expenditures
Reporting segments	$28,159	$43,607	$46,822
Corporate	187	1,529	347
TOTAL CAPITAL EXPENDITURES	$28,346	$45,136	$47,169
Depreciation and amortization
Reporting segments	$56,217	$55,427	$59,048
Corporate	1,987	1,735	2,262
TOTAL DEPRECIATION AND AMORTIZATION	$58,204	$57,162	$61,310

Information by geographic segments follows:

(in thousands)	2009	2008	2007
Net sales*
United States	$1,322,433	$1,567,002	$1,627,980
Canada	227,091	306,886	309,467
Europe	544,561	596,785	554,985
Other international	102,258	133,634	126,739
TOTAL NET SALES	$2,196,343	$2,604,307	$2,619,171
Assets*
United States	$998,827	$1,122,561	$1,115,368
Canada	288,793	189,229	233,321
Europe	422,844	626,297	693,141
Other international	186,244	79,310	32,404
Corporate	816,190	757,091	803,058
TOTAL ASSETS	$2,712,898	$2,774,488	$2,877,292

*	Net sales and Assets by geographic region are based on the location of the business unit.

PART II / ITEM 8

Note 15 – Quarterly Results For The Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First			Second			Third			Fourth			Year
2009
Net sales			$555,139			$545,491			$550,710	(g	)	$545,004	$2,196,343
Cost of sales			382,010			369,537			365,482			349,001	1,466,030
Gross profit			173,129			175,954			185,228			196,003	730,314
Operating profit	(a	)	37,884	(c	)	45,492	(e	)	55,453	(h	)	69,440	208,269
Net income attributable to common shareholders	(b	)	23,311	(d	)	27,767	(f	)	35,108	(i	)	47,671	133,856
Earnings per basic share			0.40			0.47			0.60			0.82	2.29
Earnings per diluted share			0.40			0.47			0.60			0.81	2.28
2008
Net sales			$678,868			$693,482			$642,678			$589,279	$2,604,307
Cost of sales			452,531			455,647			434,382			408,476	1,751,036
Gross profit			226,337			237,835			208,296			180,803	853,271
Operating profit (loss)			75,349	(j	)	86,271			54,618	(l	)	(18,749)	197,489
Net income (loss) attributable to common shareholders			48,378	(k	)	59,009			36,082	(m	)	(8,311)	135,158
Earnings (loss) per basic share			0.81			0.99			0.60			(0.14)	2.27
Earnings (loss) per diluted share			0.79			0.97			0.60			(0.14)	2.24

(a)	Includes a net charge of $7,750 related to a lawsuit settlement in connection with the Company’s fiberglass-reinforced plastic material and $448 of restructuring gains.
(b)	Includes the impact of item (a) cited above, net of tax.
(c)	Includes a $2,295 restructuring charge and a $500 insurance reimbursement related to the lawsuit settlement of ( a ) cited above.
(d)	Includes the impact of item (c) cited above, net of tax.
(e)	Includes a $513 restructuring charge
(f)	Includes the impact of item (e) cited above, net of tax.
(g)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to the Company’s brake control system.
(h)	Includes $16,360 from the above mentioned settlement related to the Company’s brake control systems and $2,883 of restructuring charges.
(i)	Includes the impact of (h) cited above, net of tax and a $5,238 tax benefit related to a divestiture.
(j)	Includes a $2,044 reimbursement from the U.S. Government and $2,400 reimbursement from a service provider, both related to the environmental clean-up activities.
(k)	Includes the impact of item (j) cited above, net of tax.
(l)	Includes a $40,703 restructuring charge and a $24,342 environmental provision.
(m)	Includes the impact of item (l) cited above, net of tax.

Note 16 – Restructuring

2008 Actions. During the fourth quarter of 2008, in response to disruptions in the credit markets and a substantially weakening global economy, the Company initiated broad-based restructuring actions in order to align its cost base to lower levels of demand. These actions include headcount reductions and select facility consolidations (the “Restructuring Program”). In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million, and in 2009, the Company recorded additional net restructuring charges of approximately $3.3 million during 2009 to complete these actions (total pre-tax charges, upon program completion, of approximately $44.0 million). These actions will result in net workforce reductions of approximately 850 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company has completed the majority of all workforce and facility related cost reduction actions during 2009. Approximately 64% of the total expected charges, or $28 million, were cash costs.

The following table summarizes the accrual balances related to the Restructuring Program:

(in millions)	December 31, 2008	Expense	Utilization	December 31, 2009
Severance	$17.8	$5.1	$(15.1)	$7.8
Other	7.2	(2.0)	(3.3)	1.9
Total	$25.0	$3.1	$(18.4)	$9.7

During 2009 and 2008, the Company recorded asset impairment charges of $0.2 million and $15.7 million, respectively, related to the Restructuring Program.

In addition, the Company recorded $1.9 million of integration-related expenses during 2009 in connection with the December 2008 acquisition of Krombach. The Company estimates that it will incur an additional $2.0 million of integration-related expenses during 2010 in connection with the aforementioned acquisition.

Note 17 – Subsequent Events

On February 3, 2010, the Company completed its acquisition of Merrimac Industries Inc. (AMEX: MRM), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules for a purchase price of approximately $56 million. Merrimac will be integrated into the Electronics Group within the Company’s Aerospace & Electronics’ segment.

PART II / ITEM 9

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

Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2009. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 5, 2010 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, its charters for its

Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/investors/corporate_governance.cfm. The information on our website is not part of this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 5, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 5, 2010.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2009 Stock Incentive Plan	5,023,713	$29.13	5,755,609
2009 Non-employee Director Stock Compensation Plan	215,433	29.06	555,091
Equity compensation plans not approved by security holders	—	—	—
Total	5,239,146	$29.13	6,310,700

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company has filed with the Commission pursuant to Regulation 14A on or about March 5, 2010.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2009 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 5, 2010.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Consolidated Financial Statements:

(b) Exhibits

Exhibit No.	Description
Exhibit 10.1	Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans.
Exhibit 11	Computation of net income per share.
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).

Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)(b)	Company’s bylaws as amended on January 26, 2009. (incorporated by reference to Exhibit 3.b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009)

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Amended and Restated Credit Agreement dated as of September 26, 2007 among Crane Co., the borrowing subsidiaries party thereto, JP Morgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A, and The Bank of New York, as Documentation Agents (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007).

3)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 16, 2008 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008).

(4)(b)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 1998 Non-Employee Director Restricted Stock Award Plan incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement No. 333-50495 on Form S-8 filed with the Commission on April 20, 1998.

(b)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(c)	The employment agreement with Eric C. Fast incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART IV / ITEM 15

(d)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(e)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(f)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(g)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(h)	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Agreements in this form have been entered into with the following executive officers: Messrs, duPont, Fast, Krawitt, MacCarrick, Maue, Mitchell, Noonan and Perlitz and Ms. Kopczick.

(i)	Form of Indemnification Agreement between the Company and certain executive officers, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Agreements in this form have been entered into with each director and executive officer of the Company.

(j)	Time Sharing Agreement effective as of January 30, 2007, between the Company and E. C. Fast, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

(k)	2007 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 9, 2007

(l)	2007 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 9, 2007

(m)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(n)	EVA Incentive Compensation Plan for Operating Units, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(o)	The Crane Co. 2009 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 6, 2009

(p)	The Crane Co. 2009 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 6, 2009

(q)	The 2009 Crane Co. Corporate EVA Incentive Compensation Plan contained in Appendix C to the Company’s Proxy Statement filed on March 6, 2009

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
(Registrant)

By	/s/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 2/22/10

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/s/ E.C. FAST	By	/s/ T.J. MACCARRICK	By	/s/ R.A. MAUE
	E.C. Fast President and Chief Executive Officer Date 2/22/10		T.J. MacCarrick Vice President, Chief Financial Officer (Principal Financial Officer) Date 2/22/10		R.A. Maue Vice President, Controller (Principal Accounting Officer) Date 2/22/10

Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By	/s/ D.G. COOK
	R.S. Evans, Chairman of the Board Date 2/22/10		E.T. Bigelow Date 2/22/10		D.G. Cook Date 2/22/10

By	/s/ K.E. DYKSTRA	By	/s/ E.C. FAST	By	/s/ R.S. FORTÉ
	K. E. Dykstra Date 2/22/10		E.C. Fast Date 2/22/10		R.S. Forté Date 2/22/10

By	/s/ D.R. GARDNER	By		By	/s/ P.R. LOCHNER, JR.
	D.R. Gardner Date 2/22/10		W.E. Lipner		P.R. Lochner, Jr. Date 2/22/10

By	/s/ R.F. MCKENNA	By	/s/ C.J. QUEENAN, JR.	By	/s/ J.L.L. TULLIS
	R.F. McKenna Date 2/22/10		C.J. Queenan, Jr. Date 2/22/10		J.L.L. Tullis Date 2/22/10