Form 10-Q
period 2010-03-31
CRANE CO /DE/
filed 2010-05-05
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2010

Common stock, $1.00 Par Value – 59,075,739 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$530,291	$555,139
Operating costs and expenses:
Cost of sales	352,271	382,010
Selling, general and administrative	124,740	135,245

Operating profit	53,280	37,884

Other income (expense):
Interest income	225	843
Interest expense	(6,726)	(6,770)
Miscellaneous - net	(21)	1,711

	(6,522)	(4,216)

Income before income taxes	46,758	33,668
Provision for income taxes	13,574	10,238

Net income before allocation to noncontrolling interests	33,184	23,430
Less: Noncontrolling interest in subsidiaries’ (losses) earnings	(50)	119

Net income attributable to common shareholders	$33,234	$23,311

Earnings per basic share	$0.57	$0.40

Earnings per diluted share	$0.56	$0.40

Average basic shares outstanding	58,650	58,453
Average diluted shares outstanding	59,570	58,543
Dividends per share	$0.20	$0.20

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$319,584	$372,714
Accounts receivable, net	311,914	282,463
Current insurance receivable - asbestos	35,300	35,300
Inventories, net:
Finished goods	86,639	88,555
Finished parts and subassemblies	27,827	23,844
Work in process	61,946	53,126
Raw materials	120,296	119,027

Inventories, net	296,708	284,552
Current deferred tax asset	59,032	58,856
Other current assets	13,398	12,461

Total current assets	1,035,936	1,046,346
Property, plant and equipment:
Cost	799,462	771,147
Less: accumulated depreciation	513,747	485,923

Property, plant and equipment, net	285,715	285,224
Long-term insurance receivable - asbestos	200,184	213,004
Long-term deferred tax assets	190,044	204,386
Other assets	84,602	83,229
Intangible assets, net	133,213	118,731
Goodwill	775,871	761,978

Total assets	$2,705,565	$2,712,898

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
Liabilities and equity
Current liabilities:
Short-term borrowings	$879	$1,078
Accounts payable	155,966	142,390
Current asbestos liability	100,300	100,300
Accrued liabilities	209,627	218,864
U.S. and foreign taxes on income	4,300	4,150

Total current liabilities	471,072	466,782
Long-term debt	398,602	398,557
Accrued pension and postretirement benefits	143,163	141,849
Long-term deferred tax liability	30,587	29,578
Long-term asbestos liability	696,768	720,713
Other liabilities	58,497	61,717

Total liabilities	1,798,689	1,819,196
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	161,393	161,409
Retained earnings	1,044,322	1,022,838
Accumulated other comprehensive (loss) income	(11,446)	5,130
Treasury stock	(367,558)	(376,041)

Total shareholders’ equity	899,137	885,762
Noncontrolling interest	7,739	7,940

Total equity	906,876	893,702

Total liabilities and equity	$2,705,565	$2,712,898

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,624,300)	(13,899,389)

Common stock outstanding	58,801,839	58,526,750

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income attributable to common shareholders	$33,234	$23,311
Noncontrolling interest in subsidiaries’ (losses) earnings	(50)	119

Net income before allocation to noncontrolling interests	33,184	23,430
Depreciation and amortization	14,437	15,053
Stock-based compensation expense	3,172	2,062
Deferred income taxes	6,682	8,694
Cash used for working capital	(31,687)	(27,619)
(Payments) receipts for asbestos-related fees and costs, net of insurance recoveries	(11,125)	2,656
Other	2,155	(8,892)

Total provided by operating activities	16,818	15,384

Investing activities:
Capital expenditures	(4,119)	(9,974)
Proceeds from disposition of capital assets	—	1,703
Payment for acquisitions, net of cash acquired	(51,167)	—

Total used for investing activities	(55,286)	(8,271)

Financing activities:
Equity:
Dividends paid	(11,743)	(11,688)
Stock options exercised - net of shares reacquired	4,714	(637)
Excess tax benefit from stock-based compensation	391	—
Debt:
Net decrease in short-term debt	(3,046)	(9,316)

Total used for financing activities	(9,684)	(21,641)

Effect of exchange rates on cash and cash equivalents	(4,978)	(6,997)

Decrease in cash and cash equivalents	(53,130)	(21,525)
Cash and cash equivalents at beginning of period	372,714	231,840

Cash and cash equivalents at end of period	$319,584	$210,315

Detail of cash used for working capital:
Accounts receivable	$(24,498)	$4,451
Inventories	(8,993)	(6,945)
Other current assets	(66)	307
Accounts payable	14,858	(22,845)
Accrued liabilities	(13,891)	(1,233)
U.S. and foreign taxes on income	903	(1,354)

Total	$(31,687)	$(27,619)

Supplemental disclosure of cash flow information:
Interest paid	$6,102	$6,199
Income taxes paid (received)	$5,596	$(10,692)

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2.	Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to require an SEC filer to evaluate subsequent events through the date the financial statements are issued with the SEC. The amended guidance adds the definitions of an SEC filer and revised financial statements and no longer requires that an SEC filer disclose the date through which subsequent events have been reviewed. It also removes the definition of a public entity. The adoption of the new guidance did not have an impact on the Company’s disclosures, consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued authoritative guidance to require additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The disclosure requirements are related to recurring and nonrecurring fair value measurements. The adoption of the new guidance did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact and potential timing of the adoption of these new standards on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). As of December 31, 2009, SFAS No. 167 had been codified under Accounting Standard Update (“ASU”) 2009-17. SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46(R)) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Also, SFAS No. 167 requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. The standard was effective for the Company beginning in the first quarter of 2010. The adoption of the new standard did not have an impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 166”). As of December 31, 2009, SFAS No. 166 had been codified under ASU 2009-16. SFAS No. 166 removes the concept of a qualifying special-purpose entity from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The standard was effective for the Company beginning in the first quarter of 2010. The adoption of the new standard did not have an impact on our consolidated financial position, results of operations and cash flows.

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

Financial information by reportable segment is set forth below:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net sales
Aerospace & Electronics	$133,645	$151,947
Engineered Materials	53,755	38,152
Merchandising Systems	70,171	71,694
Fluid Handling	247,789	266,497
Controls	24,931	26,849

Total	$530,291	$555,139

Operating profit (loss)
Aerospace & Electronics	$24,489	$17,233
Engineered Materials	8,540	1,487
Merchandising Systems	4,969	2,980
Fluid Handling	27,989	36,767
Controls	126	414
Corporate*	(12,833)	(20,997)

Total	53,280	37,884
Interest income	225	843
Interest expense	(6,726)	(6,770)
Miscellaneous - net	(21)	1,711

Income before income taxes	$46,758	$33,668

*	The three months ended March 31, 2009 includes a charge of $7.8 million related to the settlement of a lawsuit (See Note 8).

	As of
(in thousands)	March 31, 2010	December 31, 2009
Assets
Aerospace & Electronics	$476,936	$435,807
Engineered Materials	267,540	261,796
Merchandising Systems	303,693	296,856
Fluid Handling	818,101	832,176
Controls	71,959	70,073
Corporate	767,336	816,190

Total	$2,705,565	$2,712,898

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2009
Net income attributable to common shareholders	$33,234	$23,311

Average basic shares outstanding	58,650	58,453
Effect of dilutive stock options	920	90

Average diluted shares outstanding	59,570	58,543

Earnings per basic share	$0.57	$0.40
Earnings per diluted share	$0.56	$0.40

Certain options granted under the Company’s Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan were not included in the computation of diluted earnings per share in the three-month periods ended March 31, 2010 and 2009 because they would not have had a dilutive effect (3.3 million and 5.4 million average options for the first quarter of 2010 and 2009, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the three months ended March 31, 2010 and 2009 is provided below:

	Three Months Ended March 31,
	2010			2009
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$885,762	$7,940	$893,702	$738,062	$7,759	$745,821
Dividends	(11,750)	—	(11,750)	(11,390)	—	(11,390)
Exercise of stock options, net of shares reacquired	6,112	—	6,112	(637)	—	(637)
Stock compensation expense	3,172	—	3,172	2,062	—	2,062
Excess tax benefit from stock based compensation	391	—	391	(165)	—	(165)
Net income (loss)	33,234	(50)	33,184	23,311	119	23,430
Less: Currency translation adjustment	(17,784)	(151)	(17,935)	(20,937)	38	(20,899)

Comprehensive income (loss)	15,450	(201)	15,249	2,374	157	2,531

Balance, end of period	$899,137	$7,739	$906,876	$730,306	$7,916	$738,222

6.	Acquisitions

On February 3, 2010, the Company acquired all of the issued and outstanding shares of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules for a purchase price of approximately $51 million in cash. Merrimac is a direct, wholly-owned subsidiary of the Company and will be integrated into the Electronics Group within the Company’s Aerospace & Electronics’ segment.

The acquisition has been accounted for in accordance with the guidance for business combinations. Accordingly, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price for the three months ended March 31, 2010 resulted in current assets of $23 million; property, plant, and equipment of $12.5 million; identified intangible assets of $20 million; goodwill of $15.7 million, and current liabilities of $10 million.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing our technical capabilities and/or increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes.

7.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2010, the Company had twelve reporting units.

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

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$761,978	$781,232
Additions	15,730	—
Adjustments to purchase price allocations	—	(22,601)
Translation and other adjustments	(1,837)	3,347

Balance at end of period	$775,871	$761,978

During the first quarter of 2010, the Company completed its preliminary purchase price allocation associated with the acquisition of Merrimac in February 2010.

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance at beginning of period, net of accumulated amortization	$118,731	$106,701
Additions	20,169	22,601
Amortization expense	(4,097)	(14,067)
Currency translation	(1,590)	3,496

Balance at end of period, net of accumulated amortization	$133,213	$118,731

A summary of intangible assets follows:

(in thousands)	Weighted Average Amortizaition Period (in years)
		March 31, 2010			December 31, 2009
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.3	$109,031	$53,884	$55,147	$99,921	$53,022	$46,899
Customer relationships and backlog	5.6	105,819	41,391	64,428	97,545	39,075	58,470
Drawings	0.7	10,825	10,395	430	10,825	10,283	542
Other	4.1	27,030	13,822	13,208	25,888	13,068	12,820

Total	7.7	$252,705	$119,492	$133,213	$234,179	$115,448	$118,731

Amortization expense for these intangible assets is currently estimated to be approximately $12.3 million in total for the remaining three quarters in 2010, $15.6 million in 2011, $13.5 million in 2012, $12.7 million in 2013, $10.0 million in 2014 and $41.7 million in 2015 and thereafter. Of the $133.2 million of net intangible assets at March 31, 2010, $27.4 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	March 31, 2010	December 31, 2009
Employee related expenses	$71,965	$81,707
Advanced payments from customers	27,217	20,021
Warranty	18,852	18,728
Other	91,593	98,408

Total	$209,627	$218,864

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$18,728	$27,305
Expense	2,101	8,722
Additions (deletions) through acquisition/divestures	165	(383)
Payments/deductions	(1,983)	(17,244)
Currency translation	(159)	328

Balance at end of period	$18,852	$18,728

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2010, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31, 2009
	2010	2009
Beginning claims	66,341	74,872	74,872
New claims	913	847	3,664
Settlements*	(290)	(165)	(1,024)
Dismissals	(467)	(288)	(11,171)
Other **	982	—	—

Ending claims **	67,479	75,266	66,341

*	Includes Joseph Norris and Earl Haupt judgments.
**	Does not include 33,714 maritime actions that were filed in the United States District Court for the Northern District of Ohio and transferred to the Eastern District of Pennsylvania pursuant to an order by the Federal Judicial Panel on Multi-District Litigation (“MDL”). These claims have been placed on the inactive docket of cases that are administratively dismissed without prejudice in the MDL. In 2009, the court initiated a process to review these claims. In March 2010, 982 of such claims were restored to active status and 2,734 of such claims were permanently dismissed as a result of the review process. The Company expects additional claims will be activated or permanently dismissed as the review process continues.

Of the 67,479 pending claims as of March 31, 2010, approximately 25,100 claims were pending in New York, approximately 14,200 claims were pending in Mississippi, approximately 9,900 claims were pending in Texas and approximately 2,100 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

On March 23, 2010, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. Both the Company and the plaintiffs have filed post-trial motions, and judgment will be entered after those motions are resolved. If necessary, the Company intends to pursue all available rights to appeal the verdicts.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2010 and 2009 totaled $27.5 million and $22.3 million, respectively. In contrast to the recognition of settlement and defense costs that reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2010 and 2009 totaled an $11.1 million net payment and a $2.7 million net receipt, (reflecting the receipt of $14.5 million for full policy buyout from Highlands Insurance Company (“Highlands”)), respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended March 31,		Year Ended December 31, 2009
	2010	2009
Settlement / indemnity costs incurred (1)	$15.5	$8.9	$58.3
Defense costs incurred (1)	12.0	13.4	51.8

Total costs incurred	$27.5	$22.3	$110.1

Settlement / indemnity payments	$12.5	$10.3	$57.3
Defense payments	11.4	8.7	52.2
Insurance receipts (2)	(12.8)	(21.7)	(53.7)

Pre-tax cash payments (receipts) (2)	$11.1	$(2.7)	$55.8

(1)	Before insurance recoveries and tax effects.
(2)	The three months ended March 31, 2009 includes a $14.5 million payment from Highlands in January 2009.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through March 31, 2010, the Company has resolved (by settlement or dismissal) approximately 69,600 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $243 million, for an average cost per resolved claim of $3,493. The average cost per claim resolved during the years ended December 31, 2009 and 2008 was $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

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

Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which although constituting approximately 5% of the Company’s total pending asbestos claims, have accounted for approximately 90% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process the Company also takes into account trends in the tort system such as those enumerated above. As of March 31, 2010, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed approximated the assumptions in the Company’s liability estimate, while the average settlement costs for mesothelioma claims were somewhat higher, but generally consistent with the prior five quarters. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2010. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $797 million as of March 31, 2010, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2010 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with ten of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective April 21, 2009, between the Company and Employers Mutual Casualty Company, by and through its managing general agent and attorney-in-fact Mutual Marine Office, Inc. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with five of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $63.2 million in aggregate. The most recent of these buyouts was reached in October 2008 with Highlands Insurance Company, which currently is in receivership in the State of Texas. The settlement agreement with Highlands was formally approved by the Texas receivership court on December 8, 2008, and Highlands paid the full settlement amount, $14.5 million, to the Company on January 12, 2009. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $235 million as of March 31, 2010.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at March 31, 2010 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the U.S. Environmental Protection Agency (“EPA”). Accordingly, it is likely that adjustments to the Company’s liability estimate will be necessary as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $50.6 million as of March 31, 2010, as described below; a portion is reimbursable by the U.S. Government. The current portion was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

On April 23, 2010, the Company received a letter from the EPA noting increasing levels of contaminants in certain monitoring wells in recent months and requesting additional remediation actions in response to those conditions. The Company and its technical advisors are reviewing the monitoring well sampling reports and the actions requested by the EPA, and will have discussions with the EPA regarding the most appropriate response actions.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2014 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2010 the Company has recorded a receivable of $11.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company is informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe that it is likely that any discussion about the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2010. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane, that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of March 31, 2010, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

In January 2009, a lawsuit brought by a customer alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customers went to trial solely on the issue of liability. On January 27 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, the Company recorded a net pre-tax charge of $7.25 million in 2009 ($7.75 million in the first quarter 2009, less an insurance recovery of $0.5 million in the second quarter 2009).

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The Company expects the appeal process to conclude in six to nine months. The trial will be stayed pending resolution of the appeal. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of March 31, 2010, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended March 31,
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Service cost	$2,853	$2,535	$30	$28
Interest cost	9,024	8,567	187	236
Expected return on plan assets	(10,607)	(8,893)	—	—
Amortization of prior service cost	135	133	—	—
Amortization of net loss (gain)	1,743	1,915	(40)	(84)

Net periodic cost	$3,148	$4,257	$177	$180

The Company expects, based on current actuarial calculations, to contribute approximately $18 million to its defined benefit plans and $1.7 million to its other postretirement benefit plans in 2010, of which $1.1 million and $0.4 million have been contributed during the three months of 2010, respectively. The Company contributed $33.4 million to its defined benefit plans and $1.6 million to its other postretirement benefit plans in 2009. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three months ended March 31, 2010 in accordance with the requirements of ASC Topic 740, “Income Taxes.”

The Company’s effective tax rate of 29.0% for the three months ended March 31, 2010, is lower than the Company’s effective tax rate of 30.5% for the three months ended March 31, 2009 primarily due to a change in measurement of certain tax positions, partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

The Company’s effective tax rate for the three months ended March 31, 2010 is lower than the statutory U.S. federal tax rate primarily as a result of earnings in foreign jurisdictions taxed at rates lower than the U.S. statutory rate and a change in measurement of certain tax positions. These items were partially offset by state taxes, net of the U.S. federal tax benefit, the statutory expiration of the U.S. federal research tax credit as of December 31, 2009 and the accrual of future U.S. taxes due upon the ultimate repatriation of the undistributed earnings of certain non-U.S. subsidiaries.

The Company’s gross unrecognized tax benefits decreased $2.5 million during the three months ended March 31, 2010. This decrease relates primarily to a change in measurement in tax positions taken in prior periods. During the three months ended March 31, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by approximately $2.7 million.

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

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2005. As of March 31, 2010, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of March 31, 2010, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $3.1 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the closure of the aforementioned audits.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of March 31, 2010 and December 31, 2009:

(in thousands)	March 31, 2010	December 31, 2009
Long-term debt consists of:
5.50% notes due 2013	$199,500	$199,464
6.55% notes due 2036	199,102	199,093

Total long-term debt	$398,602	$398,557

Short-term borrowings	$879	$1,078

13.	Derivative Instruments and Hedging Activities

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2010, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows.

14.	Fair Value Measurements

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standards describe three levels of inputs that may be used to measure fair value:

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

The Company has forward contracts outstanding with related receivables of $0.5 million and $0.7 million and payables of $1.2 million and $4.7 million as of March 31, 2010 and December 31, 2009, respectively, which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $411.3 million at March 31, 2010.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission and are incorporated by reference herein.

Overview

We are a diversified manufacturer of highly engineered industrial products. Our business consists of five segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Our primary markets are aerospace, defense electronics, recreational vehicle, transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.

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

Outlook

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Beginning in the third quarter of 2008, our results of operations have been adversely affected by the severe downturn in the global economy. In response, we executed on broad-based restructuring and other cost actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million in 2009. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn while providing a more scalable cost structure to support future growth opportunities.

While we expect the downturn to continue to adversely affect our operating results in 2010, the economy appears to be recovering at a more accelerated pace than anticipated as confidence improves and business and consumer spending increases. During the first quarter 2010, sales declined 4% compared to the same period last year, representing the smallest year-over-year decline since the third quarter 2008, while operating profit increased 41%. The growth in operating profit reflected a substantially reduced cost base across our businesses, the absence of a lawsuit settlement in the prior year and the impact of better than expected sales volumes in certain businesses.

Our Aerospace & Electronics segment operating profit increased during the first quarter 2010 when compared to the same period last year, driven primarily by lower engineering spending in the Aerospace Group, reflecting the completion of several major development programs. We expect engineering spending to decline approximately $20 million in 2010, as we complete key programs including the first version of the 787 brake control and monitoring system and A400M, among others. In our Electronics Group, a slight decline in operating profit was driven largely by purchase accounting and transaction costs associated with the acquisition of Merrimac Industries Inc. (“Merrimac”); core performance improved as a result of a substantially reduced cost base, strong program execution and lower engineering spending on certain programs.

During the first quarter 2010, our short-cycle Engineered Materials segment experienced higher profit when compared to the same period last year, reflecting our better than expected demand in the recreational vehicle and transportation markets. Our first quarter operating results also reflect the benefit of cost reductions associated with our 2008 and 2009 productivity actions, which included the closure of three manufacturing facilities, and significant headcount and general cost reductions.

Overall Merchandising Systems segment sales declined 2% in the first quarter of 2010 versus the first quarter of 2009. Sales were flat in Vending Solutions and we continued to experience market softness in Payment Solutions. Although sales in Payment Solutions were slightly down in the quarter, the rate of decline improved significantly over the fourth quarter of 2009. Segment operating profit and margins improved, largely as a result of our reduced cost base related to the plant consolidation. Overall, we expect substantial savings related to our Vending Solutions consolidation activities and other productivity improvements to largely offset lower demand for Payment Solutions products.

During the first quarter 2010, operating profit in our Fluid Handling segment was lower when compared to the same period last year, but in line with our expectations. We are seeing signs of improved project quote and activity levels across our businesses and regions and maintenance, repair and overhaul (“MRO”) activity is improving in many markets, in part due to restocking to meet end user demand. We remain cautiously optimistic about the current market trends in our Fluid Handling businesses, and we remain comfortable with our expectation of Fluid Handling margins in the 12% to 13% range for 2010.

Notwithstanding all of the aforementioned outlook considerations, we continue to take steps to ensure that our cost structure is properly aligned to demand.

Results from Operations

First quarter of 2010 compared with first quarter of 2009

	First Quarter		Change
(dollars in millions)	2010	2009	$	%
Net sales	$530.3	$555.1	$(24.8)	(4.5)
Operating profit	53.3	37.9	15.4	40.6
Operating margin	10.0%	6.8%
Other income (expense):
Interest income	0.2	0.8	(0.6)	(73.3)
Interest expense	(6.7)	(6.8)	0.0	0.6
Miscellaneous - net	(0.0)	1.7	(1.7)	101.2

	(6.5)	(4.2)	(2.3)	(54.7)

Income before income taxes	46.8	33.7	13.1	38.9
Provision for income taxes	13.6	10.2	3.3	32.6

Net income before allocation to noncontrolling interests	33.2	23.4	9.8	41.6
Less: Noncontrolling interest in subsidiaries earnings (losses)	(0.1)	0.1	(0.2)	142.0

Net income attributable to common shareholders	$33.2	$23.3	$9.9	42.6

First quarter 2010 sales decreased $24.8 million, or 4.5%, versus the first quarter of 2009. Core business sales for the first quarter declined approximately $44.4 million, or 8.0%. The impact of currency translation increased reported sales by approximately $19.2 million, or 3.5%, as the U.S. dollar weakened against other major currencies in the first quarter of 2010 compared to the first quarter of 2009. The net increase in revenue from acquisitions and divestures contributed $0.4 million. Net sales related to operations outside the U.S. were 41.0% and 39.3% of total net sales for the three month periods ended March 31, 2010 and 2009, respectively.

Operating profit was $53.3 million in the first quarter 2010 compared to $37.9 million in the comparable period of 2009. The increase in operating profit reflects the absence of a $7.8 million charge in the first quarter of 2009 related to a previously disclosed legal settlement, as well as improved performance in our Aerospace & Electronics and Engineered Materials segments, partially offset by lower operating profit in our Fluid Handling segment. Operating profit margins were 10.0% in the first of quarter 2010, compared to 6.8% in the comparable period in 2009.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective tax rate of 29.0% for the three months ended March 31, 2010 is lower than our effective tax rate of 30.5% for the three months ended March 31, 2009 primarily due to a change in measurement of certain tax positions, partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

Segment Results

All comparisons below refer to the first quarter 2010 versus the first quarter 2009, unless otherwise specified.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2010	2009
Sales	$133.6	$151.9	$(18.3)	(12.0%)
Operating profit	$24.5	$17.2	$7.3	42.1%
Operating margin	18.3%	11.3%

The first quarter 2010 sales decrease of $18.3 million reflected sales declines of $14.4 million and $3.9 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $7.3 million, or 42.1%, in the first quarter of 2010 when compared to the same period in the prior year. The increase in operating profit was driven by higher profits in the Aerospace Group.

Aerospace Group sales of $78.9 million decreased $14.4 million, or 15.4%, from $93.2 million in the prior year period. This was largely attributable to declines in original equipment manufacturer (“OEM”) product sales of 13.7% (comprised of a 16.2% decline in commercial OEM sales and a 6.1% increase in military OEM sales) and declines in aftermarket product sales of 18.0% (comprised of a 9.7% decline in commercial aftermarket sales and a 39.2% decline in military aftermarket sales). During the first quarter of 2010, sales to OEMs and sales to aftermarket customers were 61.7% and 38.3%, respectively, of total sales, compared to 60.5% and 39.5%, respectively, in the same period last year. Operating profit increased by $7.7 million in the first quarter of 2010, compared to the first quarter of 2009 primarily reflecting a $10.2 million decline in engineering expenses, reflecting the completion of several major development programs, partially offset by the unfavorable impact of the lower sales volumes. Total engineering expense for the Aerospace Group was $10.8 million in the first quarter of 2010, which compared to $12.6 million in the fourth quarter of 2009 and $21.0 million in the first quarter of 2009.

Electronics Group sales of $54.7 million decreased $3.9 million, or 6.8%, from $58.7 million in the prior year period, primarily driven by lower volumes. The net increase in revenue from acquisitions (Merrimac) and divestitures (General Technologies, Inc. (“GTC”)) contributed $0.4 million. Operating profit decreased $0.4 million compared to the first quarter of 2009, reflecting the impact of the lower sales volume and approximately $1.9 million of incremental purchase accounting and transaction costs associated with the acquisition of Merrimac, partially offset by strong program execution, lower engineering spending and continued general cost reductions.

The Aerospace & Electronics segment backlog was $388.2 million at March 31, 2010 and included $22.3 million associated with the Merrimac acquisition completed during the first quarter of 2010, compared with $396.4 million at March 31, 2009, which included $22.4 million associated with the GTC divesture completed in the fourth quarter of 2009 and $351.0 million at December 31, 2009.

Engineered Materials

	First Quarter		Change
(dollars in millions)	2010	2009
Sales	$53.8	$38.2	$15.6	40.9%
Operating profit	$8.5	$1.5	$7.1	474.3%
Operating margin	15.9%	3.9%

First quarter 2010 sales increased $15.6 million, or 40.9%, reflecting higher sales to our traditional recreation vehicle and transportation customers when compared to the prior year, slightly offset by lower sales volume to our building products customers. Sales to our traditional recreational vehicle customers increased by 151.1%, reflecting strong wholesale demand in the recreational vehicle market. We experienced a 23.1% sales increase to our transportation-related customers, reflecting improved industry build rates and market share gains. Sales to our building products customers decreased by 3.7% resulting from continued softness in the building products market; however, the rate of decline moderated, reflecting improved market penetration in the metal buildings segment. Operating profit in the first quarter of 2010 increased $7.1 million reflecting the higher sales volume and increased productivity, partially offset by higher raw material costs.

The Engineered Materials segment backlog was $14.8 million at March 31, 2010, compared with $6.9 million at March 31, 2009 and $12.1 million at December 31, 2009.

Merchandising Systems

	First Quarter		Change
(dollars in millions)	2010	2009
Sales	$70.2	$71.7	$(1.5)	(2.1%)
Operating profit	$5.0	$3.0	$2.0	66.7%
Operating margin	7.1%	4.2%

First quarter 2010 sales decreased $1.5 million, or 2.1%, including a core sales decline of $4.4 million, or 6.2%, partially offset by favorable foreign currency translation of $2.9 million, or 4.0%. The decline in core sales primarily reflects flat sales in Vending Solutions and lower demand for Payments Solutions products. While we continue to experience market softness in Payment Solutions, the rate of decline improved significantly over the fourth quarter of 2009. Operating profit for the segment increased by $2.0 million versus the first quarter of 2009, or 66.7%, due primarily to lower costs resulting from the consolidation of our North American vending machine production from St. Louis, Missouri to our Williston, South Carolina facility and, to a lesser extent, other cost reduction initiatives.

The Merchandising Systems segment backlog was $21.9 million at March 31, 2010, compared with $18.8 million at March 31, 2009 and $23.5 million at December 31, 2009.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2010	2009
Sales	$247.8	$266.5	$(18.7)	(7.0%)
Operating profit	$28.0	$36.8	$(8.8)	(23.9%)
Operating margin	11.3%	13.8%

First quarter 2010 sales decreased $18.7 million, or 7.0%, driven by a decline in core sales of $34.4 million, or 12.9%, partially offset by favorable foreign currency exchange of $15.7 million, or 5.9%. The core sales decline reflects unfavorable end markets which continue to impact many later-cycle, project-based energy, chemical, and pharmaceutical businesses, partially offset by improving trends in MRO activity. Operating profit in the first quarter of 2010 decreased $8.8 million due primarily to deleverage on the reduced sales, partially offset by a substantially reduced cost base and the favorable impact of foreign exchange.

The Fluid Handling segment backlog was $253.9 million at March 31, 2010, compared with $275.7 million at March 31, 2009 and $249.9 million at December 31, 2009.

Controls

	First Quarter		Change
(dollars in millions)	2010	2009
Sales	$24.9	$26.8	$(1.9)	(7.1%)
Operating profit	$0.1	$0.4	$(0.3)	(69.6%)
Operating margin	0.5%	1.5%

The first quarter 2010 sales decrease of $1.9 million reflects continued general weakness in end market conditions, offset by moderate improvement in oil and gas related demand.

The Controls segment backlog was $26.9 million at March 31, 2010, compared with $26.7 million at March 31, 2009 and $28.0 million at December 31, 2009.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. During 2009, in response to concerns about global economic growth, we executed on broad-based restructuring actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million and favorably impacted our operating cash flow. While operating results during the first quarter 2010 were consistent with our expectations and we are beginning to see signs of recovery in certain key markets, demand remains at lower levels across most of our businesses. Accordingly, we continue to execute on our focused, disciplined approach to cost management to ensure we maintain our current liquidity position.

Cash and cash equivalents decreased by $53 million to $320 million at March 31, 2010 compared with $373 million at December 31, 2009. The decline resulted largely from our acquisition of Merrimac. Our current cash balance, together with cash we expect to generate from future operations and $300 million available under our existing committed revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures, and expected increases in pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

To the extent global demand for industrial products and services declines further, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which would have an adverse impact on our 2010 operating cash flow.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $16.8 million in the first quarter of 2010, an increase of $1.4 million, or 9.3%, compared to the first quarter of 2009. The increase resulted primarily from higher earnings and, to a lesser extent, lower pension contributions and reduced environmental remediation payments. These favorable changes were partially offset by net asbestos related payments of $11.1 million in the first quarter of 2010 when compared to net asbestos related receipts of $2.7 million, which included a $14.5 million insurance settlement receipt, in the same period last year.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $55.3 million in the first quarter of 2010, compared to $8.3 million used in the comparable period of 2009. The higher levels of cash flows used in investing activities were primarily due to the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010. The unfavorable changes were partially offset by the decline in capital spending of $5.9 million and the absence of proceeds from the sale of assets in the first quarter of 2009. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2010 capital expenditures to approach $35 million, compared to $28 million in 2009.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, and repayments of indebtedness. Cash used in financing activities was $9.7 million during the first quarter of 2010, compared to $21.6 million used during the first quarter of 2009. The lower levels of cash flows used in financing activities during the first quarter of 2010 was driven by a decrease in payments of short-term debt and an increase in net proceeds received from employee stock option exercises compared to the same prior year period.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2010, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on From 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Relating to Forward-Looking Statements,” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2009. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2010. We routinely receives shares of its common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 6.	Exhibits

Exhibit 10.1	The Crane Co. Benefit Equalization Plan as amended and restated, effective December 8, 2008.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 5, 2010	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
May 5, 2010	By	/s/ Timothy J. MacCarrick
Timothy J. MacCarrick
Vice President, Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	The Crane Co. Benefit Equalization Plan as amended and restated, effective December 8, 2008.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)