Form 10-Q
period 2010-06-30
CRANE CO /DE/
filed 2010-08-05
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2010

Common stock, $1.00 Par Value – 58,859,174 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$552,814	$545,491	$1,083,105	$1,100,629
Operating costs and expenses:
Cost of sales	361,779	369,537	714,050	751,546
Selling, general and administrative	125,731	130,462	250,471	265,707

Operating profit	65,304	45,492	118,584	83,376

Other income (expense):
Interest income	236	465	461	1,308
Interest expense	(6,657)	(6,780)	(13,383)	(13,549)
Miscellaneous - net	(604)	529	(625)	2,240

	(7,025)	(5,786)	(13,547)	(10,001)

Income before income taxes	58,279	39,706	105,037	73,375
Provision for income taxes	18,116	11,901	31,690	22,141

Net income before allocation to noncontrolling interests	40,163	27,805	73,347	51,234
Less: Noncontrolling interest in subsidiaries’ earnings	122	38	72	157

Net income attributable to common shareholders	$40,041	$27,767	$73,275	$51,077

Earnings per basic share	$0.68	$0.47	$1.25	$0.87

Earnings per diluted share	$0.67	$0.47	$1.23	$0.87

Average basic shares outstanding	58,909	58,459	58,777	58,458
Average diluted shares outstanding	59,894	58,728	59,716	58,643
Dividends per share	$0.20	$0.20	$0.40	$0.40

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$335,529	$372,714
Accounts receivable, net	295,336	282,463
Current insurance receivable - asbestos	35,300	35,300
Inventories, net:
Finished goods	80,955	88,555
Finished parts and subassemblies	30,746	23,844
Work in process	67,698	53,126
Raw materials	119,820	119,027

Inventories, net	299,219	284,552
Current deferred tax asset	59,155	58,856
Other current assets	13,871	12,461

Total current assets	1,038,410	1,046,346
Property, plant and equipment:
Cost	781,684	771,147
Less: accumulated depreciation	507,452	485,923

Property, plant and equipment, net	274,232	285,224
Long-term insurance receivable - asbestos	192,625	213,004
Long-term deferred tax assets	185,622	204,386
Other assets	83,125	83,229
Intangible assets, net	126,337	118,731
Goodwill	766,512	761,978

Total assets	$2,666,863	$2,712,898

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,032	$1,078
Accounts payable	152,533	142,390
Current asbestos liability	100,300	100,300
Accrued liabilities	211,178	218,864
U.S. and foreign taxes on income	10,660	4,150

Total current liabilities	475,703	466,782
Long-term debt	398,646	398,557
Accrued pension and postretirement benefits	139,787	141,849
Long-term deferred tax liability	29,416	29,578
Long-term asbestos liability	672,848	720,713
Other liabilities	54,455	61,717

Total liabilities	1,770,855	1,819,196
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	0	0
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	165,054	161,409
Retained earnings	1,072,548	1,022,838
Accumulated other comprehensive (loss) income	(51,783)	5,130
Treasury stock	(369,972)	(376,041)

Total shareholders’ equity	888,273	885,762
Noncontrolling interest	7,735	7,940

Total equity	896,008	893,702

Total liabilities and equity	$2,666,863	$2,712,898

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,659,484)	(13,899,389)

Common stock outstanding	58,766,655	58,526,750

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income attributable to common shareholders	$73,275	$51,077
Noncontrolling interest in subsidiaries’ earnings	72	157

Net income before allocation to noncontrolling interests	73,347	51,234
Depreciation and amortization	29,845	29,832
Stock-based compensation expense	6,344	4,436
Deferred income taxes	13,220	2,784
Cash used for working capital	(20,646)	(20,622)
Payments for asbestos-related fees and costs, net of insurance recoveries	(27,485)	(12,535)
Other	(10,721)	(9,390)

Total provided by operating activities	63,904	45,739

Investing activities:
Capital expenditures	(8,390)	(17,432)
Proceeds from disposition of capital assets	42	2,325
Payment for acquisitions, net of cash acquired	(51,167)	—

Total used for investing activities	(59,515)	(15,107)

Financing activities:
Equity:
Dividends paid	(23,558)	(23,384)
Reacquisition of shares on open market	(9,990)	—
Stock options exercised - net of shares reacquired	12,389	247
Excess tax benefit from stock-based compensation	969	—
Debt:
Net decrease in short-term debt	(3,133)	(15,405)

Total used for financing activities	(23,323)	(38,542)

Effect of exchange rates on cash and cash equivalents	(18,251)	9,044

(Decrease) increase in cash and cash equivalents	(37,185)	1,134
Cash and cash equivalents at beginning of period	372,714	231,840

Cash and cash equivalents at end of period	$335,529	$232,974

Detail of cash used for working capital:
Accounts receivable	$(13,834)	$20,158
Inventories	(18,477)	23,232
Other current assets	(772)	1,630
Accounts payable	14,705	(42,423)
Accrued liabilities	(8,210)	(23,943)
U.S. and foreign taxes on income	5,942	724

Total	$(20,646)	$(20,622)

Supplemental disclosure of cash flow information:
Interest paid	$13,385	$13,556
Income taxes paid	$11,559	$3,407

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact and potential timing of the adoption of these new standards on its consolidated financial position, results of operations and cash flows.

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

Financial information by reportable segment is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Net sales
Aerospace & Electronics	$139,299	$146,995	$272,944	$298,942
Engineered Materials	58,646	41,772	112,401	79,925
Merchandising Systems	74,527	73,331	144,698	145,026
Fluid Handling	254,587	263,083	502,376	529,573
Controls	25,755	20,310	50,686	47,163

Total	$552,814	$545,491	$1,083,105	$1,100,629

Operating profit (loss)
Aerospace & Electronics	$26,215	$19,099	$50,704	$36,331
Engineered Materials	10,172	4,580	18,712	6,067
Merchandising Systems	8,110	6,675	13,079	9,655
Fluid Handling	32,152	27,059	60,141	63,826
Controls	825	(1,731)	951	(1,317)
Corporate*	(12,170)	(10,190)	(25,003)	(31,186)

Total	65,304	45,492	118,584	83,376
Interest income	236	465	461	1,308
Interest expense	(6,657)	(6,780)	(13,383)	(13,549)
Miscellaneous—net	(604)	529	(625)	2,240

Income before income taxes	$58,279	$39,706	$105,037	$73,375

*	The six months ended June 30, 2009 includes a charge of $7.3 million related to the settlement of a lawsuit (See Note 9).

	As of
(in thousands)	June 30, 2010	December 31, 2009
Assets
Aerospace & Electronics	$490,440	$435,807
Engineered Materials	264,944	261,796
Merchandising Systems	303,107	296,856
Fluid Handling	791,222	832,176
Controls	70,888	70,073
Corporate	746,263	816,190

Total	$2,666,863	$2,712,898

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income attributable to common shareholders	$40,041	$27,767	$73,275	$51,077

Average basic shares outstanding	58,909	58,459	58,777	58,458
Effect of dilutive stock options	985	269	939	185

Average diluted shares outstanding	59,894	58,728	59,716	58,643

Earnings per basic share	$0.68	$0.47	$1.25	$0.87
Earnings per diluted share	$0.67	$0.47	$1.23	$0.87

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (2.4 million and 3.9 million average options for the second quarter of 2010 and 2009, respectively, and 2.9 million and 4.5 million average options for the first half of 2010 and 2009, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the six months ended June 30, 2010 and 2009 is provided below:

	Six Months Ended June 30,
	2010			2009
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$885,762	$7,940	$893,702	$738,062	$7,759	$745,821
Dividends	(23,565)	—	(23,565)	(23,085)	—	(23,085)
Reacquisition on open market	(9,990)	—	(9,990)	—	—	—
Exercise of stock options, net of shares reacquired	12,389	—	12,389	247	—	247
Stock compensation expense	6,344	—	6,344	4,436	—	4,436
Excess tax benefit from stock based compensation	969	—	969	(896)	—	(896)
Other adjustments	—	—	—	92	—	92
Net income	73,275	72	73,347	51,077	157	51,234
Less: Currency translation adjustment	(56,911)	(277)	(57,188)	29,421	347	29,768

Comprehensive income (loss)	16,364	(205)	16,159	80,498	504	81,002

Balance, end of period	$888,273	$7,735	$896,008	$799,354	$8,263	$807,617

6.	Acquisitions

Acquisitions are accounted for in accordance with the guidance for business combinations. Accordingly, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules for a purchase price of approximately $51 million in cash. Merrimac is a direct, wholly-owned subsidiary of the Company and has been integrated into the Electronics Group within the Company’s Aerospace & Electronics’ segment.

The purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price was made in the first quarter of 2010 and resulted in current assets of $23 million; property, plant, and equipment of $12 million; identified intangible assets of $20 million; goodwill of $16 million; current liabilities of $10 million and deferred tax liabilities of $10 million.

The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing the Company’s technical capabilities and/or increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes.

7.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2010, the Company had twelve reporting units.

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 9.5% and 12.5%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2009, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

During the first six months of 2010, the Company recorded its preliminary purchase price allocation associated with the acquisition of Merrimac in February 2010.

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$761,978	$781,232
Additions	15,730	—
Adjustments to purchase price allocations	—	(22,601)
Translation and other adjustments	(11,196)	3,347

Balance at end of period	$766,512	$761,978

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance at beginning of period, net of accumulated amortization	$118,731	$106,701
Additions	20,133	22,601
Amortization expense	(8,403)	(14,067)
Currency translation	(4,124)	3,496

Balance at end of period, net of accumulated amortization	$126,337	$118,731

The additions to goodwill and intangible assets in 2010 principally pertain to the completion of the Company’s acquisition of Merrimac. The adjustments to goodwill and additions to intangible assets in 2009 pertain to the finalization of purchase price allocations associated with the acquisitions of Krombach in December 2008 and of Delta in September 2008.

A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period (in years)	June 30, 2010			December 31, 2009

		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.3	$107,897	$54,941	$52,956	$99,921	$53,022	$46,899
Customer relationships and backlog	5.6	104,147	45,381	58,766	97,545	39,075	58,470
Drawings	0.7	10,825	10,507	318	10,825	10,283	542
Other	4.1	26,014	11,717	14,297	25,888	13,068	12,820

Total	7.7	$248,883	$122,546	$126,337	$234,179	$115,448	$118,731

Amortization expense for these intangible assets is currently estimated to be approximately $7.9 million in total for the remaining two quarters in 2010, $15.5 million in 2011, $13.4 million in 2012, $12.5 million in 2013, $9.8 million in 2014 and $39.4 million in 2015 and thereafter. Of the $126.3 million of net intangible assets at June 30, 2010, $27.8 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	June 30, 2010	December 31, 2009
Employee related expenses	$72,661	$81,707
Advanced payments from customers	29,644	20,021
Warranty	18,797	18,728
Other	90,076	98,408

Total	$211,178	$218,864

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$18,728	$27,305
Expense	4,024	8,722
Additions (deletions) through acquisitions/divestures	164	(383)
Payments/deductions	(3,708)	(17,244)
Currency translation	(411)	328

Balance at end of period	$18,797	$18,728

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2010, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2009
	2010	2009	2010	2009
Beginning claims	67,479	75,266	66,341	74,872	74,872
New claims	824	1,356	1,737	2,203	3,664
Settlements*	(242)	(379)	(532)	(544)	(1,024)
Dismissals	(2,709)	(4,823)	(3,151)	(5,111)	(11,171)
MARDOC claims**	—	—	957	—	—

Ending claims	65,352	71,420	65,352	71,420	66,341

*	Includes Joseph Norris and Earl Haupt judgments.
**	As of January 1, 2010, the Company was named in 36,448 maritime actions (not included in “Beginning claims”) which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”). In 2009, the Court initiated a process to review these claims. As of June 30, 2010, 957 claims were restored to active status (and have been added to “Ending claims”), and 3,518 were permanently dismissed. The Company expects that more of the remaining 31,973 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 65,352 pending claims as of June 30, 2010, approximately 23,200 claims were pending in New York, approximately 14,200 claims were pending in Mississippi, approximately 10,000 claims were pending in Texas and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

On March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The Company is pursuing an appeal before the Superior Court of Pennsylvania.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2010 and 2009 totaled $52.0 million and $59.3 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2010 and 2009 totaled a $27.5 million net payment and a $12.5 million net payment, (reflecting the receipt of $14.5 million for full policy buyout from Highlands Insurance Company (“Highlands”)), respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2009
	2010	2009	2010	2009
Settlement / indemnity costs incurred (1)	$10.6	$23.2	$26.1	$32.1	$58.3
Defense costs incurred (1)	13.9	13.8	25.9	27.2	51.8

Total costs incurred	$24.5	$37.0	$52.0	$59.3	$110.1

Settlement / indemnity payments	$10.0	$15.5	$22.5	$25.8	$57.3
Defense payments	13.9	13.8	25.4	22.5	52.2
Insurance receipts (2)	(7.5)	(14.1)	(20.4)	(35.8)	(53.7)

Pre-tax cash payments (2)	$16.4	$15.2	$27.5	$12.5	$55.8

(1)	Before insurance recoveries and tax effects.
(2)	The six-month period ended June 30, 2009 includes a $14.5 million payment from Highlands in January 2009.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through June 30, 2010, the Company has resolved (by settlement or dismissal) approximately 66,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $254 million, for an average settlement cost per resolved claim of $3,845. The average settlement cost per claim resolved during the years ended December 31, 2009 and 2008 was $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

Effects on the Condensed Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A will also show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the jurisdictions where such claims are filed, and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits; and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to provide $25 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. As of June 30, 2010, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed approximated the assumptions in the Company’s liability estimate, while the average settlement costs for mesothelioma claims were somewhat higher, but generally consistent with the prior six quarters. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2010. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $773 million as of June 30, 2010, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2010 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective July 7, 2010, between the Company and Travelers Casualty & Surety Company. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with five of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $63.2 million in aggregate. The most recent of these buyouts was reached in October 2008 with Highlands Insurance Company, which currently is in receivership in the State of Texas. The settlement agreement with Highlands was formally approved by the Texas receivership court on December 8, 2008, and Highlands paid the full settlement amount, $14.5 million, to the Company on January 12, 2009. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $228 million as of June 30, 2010.

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

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursements, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, due to the uncertainties inherent in litigation matters, no assurances can be given regarding the outcome of any litigation, if necessary, to enforce the Company’s rights under its insurance policies.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at June 30, 2010 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the U.S. Environmental Protection Agency (“EPA”). At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $46.7 million as of June 30, 2010, as described below; a portion is reimbursable by the U.S. Government. The current portion was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

On April 23, 2010, the Company received a letter from the EPA noting higher levels of contaminants in certain monitoring wells in recent months and requesting additional remediation actions in response to those conditions. The Company and its technical advisors are reviewing the monitoring well sampling reports and the actions requested by the EPA, and are engaged in discussions with the EPA regarding the most appropriate response actions.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2010 the Company has recorded a receivable of $10.5 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe that it is likely that any discussion about the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2010. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of June 30, 2010, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

In January 2009, a lawsuit brought by a customer alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customer went to trial solely on the issue of liability. On January 27, 2009 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, the Company recorded a net pre-tax charge of $7.25 million in 2009 ($7.75 million in the first quarter 2009, less an insurance recovery of $0.5 million in the second quarter 2009).

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The

Company expects the appeal process to conclude within the next six months. The trial will be stayed pending resolution of the appeal. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of June 30, 2010, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2,853	$2,535	$30	$25	$5,706	$5,071	$60	$53
Interest cost	9,024	8,567	187	227	18,048	17,134	374	463
Expected return on plan assets	(11,107)	(8,892)	—	—	(21,713)	(17,785)	—	—
Amortization of prior service cost	135	147	—	—	270	280	—	—
Amortization of net loss (gain)	1,743	1,903	(40)	(136)	3,485	3,818	(80)	(220)

Net periodic cost	$2,648	$4,260	$177	$116	$5,796	$8,518	$354	$296

The Company expects, based on current actuarial calculations, to contribute approximately $40 million, including a $25 million discretionary contribution made in July 2010, to its defined benefit plans and $2 million to its other postretirement benefit plans in 2010, of which $5.8 million and $0.4 million have been contributed during the first six months of 2010, respectively. The Company contributed $33.4 million to its defined benefit plans and $1.6 million to its other postretirement benefit plans in 2009. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2010 in accordance with the requirements of ASC Topic 740, “Income Taxes.”

The Company’s effective tax rate of 31.2% for the three months ended June 30, 2010, is higher than the Company’s effective tax rate of 30.0% for the three months ended June 30, 2009 primarily as a result of the statutory expiration of the U.S. federal research tax credit as of December 31, 2009, partially offset by a greater U.S. federal tax benefit on domestic manufacturing activities in 2010.

The Company’s effective tax rate of 30.2% for the six months ended June 30, 2010 is equal to the Company’s effective tax rate of 30.2% for the six months ended June 30, 2009. The Company’s effective tax rate for the six months ended June 30, 2010 includes a greater tax benefit for U.S. federal tax benefit on domestic manufacturing activities and a change in measurement of certain tax positions. However, these benefits were partially offset by a higher amount of income earned in 2010 in the U.S., where the statutory federal tax rate is 35% and the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

The Company’s effective tax rates for the three and six months ended June 30, 2010 are lower than the statutory U.S. federal tax rate primarily as a result of generating earnings in jurisdictions taxed at rates lower than the U.S. statutory tax rate, the U.S. federal tax benefit on domestic manufacturing activities, and a change in measurement of certain tax positions. The items were partially offset by state taxes, net of federal tax benefit, and the accrual of future U.S. taxes due upon the ultimate repatriation of the undistributed earnings of certain non-U.S. subsidiaries.

The Company’s gross unrecognized tax benefits increased $0.1 million during the three months ended June 30, 2010. This increase relates primarily to tax positions taken during the current year. The Company’s gross unrecognized tax benefits decreased $2.5 million during the six months ended June 30, 2010. This decrease relates primarily to a change in tax positions taken in prior periods.

During the three and six months ended June 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.1 million and decreased by $2.6 million, respectively.

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three and six months ended June 30, 2010, the total amount of interest (income)/expense related to unrecognized tax benefits recognized in the Company’s consolidated statement of operations was nil and $(0.2) million, respectively. At June 30, 2010 and December 31, 2009, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.7 million and $0.8 million, respectively.

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

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2005. As of June 30, 2010, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of June 30, 2010, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $2.8 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the closure of the aforementioned audits.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of June 30, 2010 and December 31, 2009:

(in thousands)	June 30, 2010	December 31, 2009
Long-term debt consists of:
5.50% notes due 2013	$199,536	$199,464
6.55% notes due 2036	199,110	199,093

Total long-term debt	$398,646	$398,557

Short-term borrowings	$1,032	$1,078

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2010, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s results.

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

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities. Level 2 assets and liabilities include over-the-counter derivatives, principally forward foreign exchange contracts, whose value is determined using pricing models with inputs that are generally based on published foreign exchange rates and exchange traded prices, adjusted for other specific inputs that are primarily observable in the market or can be derived principally from or corroborated by observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company has forward contracts outstanding with related receivables of $0.8 million and $0.7 million and payables of $7.2 million and $4.7 million as of June 30, 2010 and December 31, 2009, respectively, which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $433.6 million at June 30, 2010.

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

We expect the downturn to continue to impact our operating results in 2010. Although the economy appears to be improving, there is general uncertainty about the pace of the recovery; we also expect an unfavorable foreign exchange impact to our results in the second half when compared to the same period in the prior year. During the second quarter 2010, sales increased on a year-over-year basis for the first time in eight quarters and operating profit increased 44%. The growth in operating profit compared to the second quarter of 2009 reflected a substantially reduced cost base across our businesses, lower engineering spending and, to a lesser extent, higher sales volumes in certain businesses.

Our Aerospace & Electronics segment operating profit increased during the second quarter 2010 when compared to the same period last year, driven primarily by lower engineering spending in the Aerospace Group, reflecting several major development programs nearing completion. We expect engineering spending to decline approximately $20 million in 2010, as we complete key programs including the 787 brake control and monitoring system. We have been notified by Boeing that they have determined that the current brake control system for the 787 operates satisfactorily in the actual operating environment, and therefore we have been directed to stop all work on the modified brake control system. We expect that costs incurred to date will be resolved in the coming months in accordance with the terms of our agreement with Boeing. We do not expect this change to have a material impact on our financial position, results of operations or cash flows. In our Electronics Group, second quarter 2010 sales declined 10%, in part due to timing of certain shipments which are expected to occur in the second half of 2010. The decline in operating profit was driven largely by lower volumes.

During the second quarter 2010, our short-cycle Engineered Materials segment experienced substantially higher profit when compared to the same period last year, reflecting improved end market demand. Second quarter 2010 sales increased 40% as a result of a stronger recreational vehicle market and, to a lesser extent, sales growth in the transportation and building products markets. Our second quarter operating results also reflect the benefit of cost reductions associated with our 2008 and 2009 productivity actions, which included the closure of three manufacturing facilities, and significant headcount and general cost reductions.

Overall Merchandising Systems segment sales increased 2% in the second quarter of 2010 versus the second quarter of 2009. While sales increased in Vending Solutions, we continued to experience market softness in Payment Solutions. Segment operating profit and margins improved primarily as a result of the final payment of a previously disclosed patent litigation settlement and the absence of prior year restructuring charges. Overall, we expect sales to be consistent with 2009. We anticipate substantial savings related to our Vending Solutions consolidation activities and other productivity improvements to largely offset unfavorable sales mix between Vending Solutions and Payment Solutions products.

During the second quarter 2010, sales in our Fluid Handling segment were lower when compared to the same period last year. However, the year-over-year rate of decline has lessened when compared to the first quarter of 2010; second quarter 2010 core sales declined 4% compared to the 13% decline experienced in the first quarter of 2010. Despite the lower sales, second quarter 2010 operating profit increased 19% over the prior year period resulting in an operating margin of 12.6% due primarily to a lower cost base and a more favorable sales mix. We continue to see signs of improved project quote and activity levels in certain businesses and regions; and maintenance, repair and overhaul (“MRO”) activity is improving in many markets. We remain cautiously optimistic about the current market trends in our Fluid Handling businesses, and we remain comfortable with our expectation of Fluid Handling margins in the 12% to 13% range for 2010.

Notwithstanding all of the aforementioned outlook considerations, we continue to take steps to ensure that our cost structure is properly aligned to demand.

Results from Operations

Second quarter of 2010 compared with second quarter of 2009

	Second Quarter		Change
(dollars in millions)	2010	2009	$	%
Net sales	$552.8	$545.5	$7.3	1.3
Operating profit	65.3	45.5	19.8	43.6
Operating margin	11.8%	8.3%
Other income (expense):
Interest income	0.2	0.5	(0.2)
Interest expense	(6.7)	(6.8)	0.1
Miscellaneous - net	(0.6)	0.5	(1.1)

	(7.0)	(5.8)	(1.2)

Income before income taxes	58.3	39.7	18.6
Provision for income taxes	18.1	11.9	6.2

Net income before allocation to noncontrolling interests	40.2	27.8	12.4
Less: Noncontrolling interest in subsidiaries earnings	0.1	0.0	0.1

Net income attributable to common shareholders	$40.0	$27.8	$12.3	44.2

Second quarter 2010 sales increased $7.3 million, or 1.3%, versus the second quarter of 2009. Core business sales for the second quarter increased approximately 1.2%, or $6.3 million. The impact of currency translation increased reported sales by approximately $1.6 million, or 0.3%, as the U.S. dollar weakened against other major currencies in the second quarter of 2010 compared to the second quarter of 2009. In the second quarter 2010, sales decreased $0.6 million due to the net impact of divestitures and acquisitions. Net sales related to operations outside the U.S. were 39.8% of total net sales for the three month periods ended June 30, 2010 and 2009.

Operating profit was $65.3 million in the second quarter 2010 compared to $45.5 million in the comparable period of 2009. The increase in operating profit reflected improved performance across all business segments and the absence of prior year restructuring charges of $2.3 million. Operating profit margins were 11.8% in the second quarter of 2010, compared to 8.3% in the comparable period in 2009.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective tax rate of 31.2% for the three months ended June 30, 2010 is higher than our effective tax rate of 30.0% for the three months ended June 30, 2009 primarily as a result of the statutory expiration of the U.S. federal research tax credit as of December 31, 2009, partially offset by a greater U.S. federal tax benefit on domestic manufacturing activities in 2010.

Segment Results

All comparisons below refer to the second quarter 2010 versus the second quarter 2009, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2010	2009
Sales	$139.3	$147.0	$(7.7)	(5.2%)
Operating profit	$26.2	$19.1	$7.1	37.3%
Operating margin	18.8%	13.0%

The second quarter 2010 sales decrease of $7.7 million reflected sales declines of $1.9 million and $5.8 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $7.1 million, or 37.3%, in the second quarter of 2010 when compared to the same period in the prior year, driven by higher profits in the Aerospace Group.

Aerospace Group sales of $85.8 million decreased $1.9 million, or 2.1%, from $87.7 million in the prior year period. This was largely attributable to declines in original equipment manufacturer (“OEM”) product sales of 2.6% and declines in aftermarket product sales of 1.4%. During the second quarter of 2010, sales to OEMs and sales to aftermarket customers were 57.5% and 42.5%, respectively, of total sales, compared to 57.8% and 42.2%, respectively, in the same period last year. Operating profit increased by $9.2 million in the second quarter of 2010, compared to the second quarter of 2009 primarily reflecting an $8.0 million decline in engineering expenses, reflecting several major development programs nearing completion, partially offset by the unfavorable impact of the lower sales volumes. Total engineering expense for the Aerospace Group was $10.8 million in the second quarter of 2010, which compared to $18.8 million in the second quarter of 2009.

Electronics Group sales of $53.5 million decreased $5.8 million, or 9.8%, from $59.3 million in the prior year period. The decline was due in part to timing of certain shipments which are currently expected to occur in the third and fourth quarters of 2010. The net effect of a divestiture (General Technologies, Inc. (“GTC”)) and an acquisition (Merrimac Industries Inc. (“Merrimac”)) lowered sales by $0.6 million. Operating profit decreased $2.1 million compared to the second quarter of 2009, reflecting the impact of the lower sales volumes.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2010	2009
Sales	$58.6	$41.8	$16.9	40.4%
Operating profit	$10.2	$4.6	$5.6	122.1%
Operating margin	17.3%	11.0%

Second quarter 2010 sales of $58.6 million increased $16.9 million, or 40.4%, reflecting higher sales to our traditional recreational vehicle, transportation and building product customers when compared to the prior year. Sales to our traditional recreational vehicle customers increased by 114.7%, reflecting a stronger wholesale demand in the recreational vehicle market. We experienced a 20.8% sales increase to our transportation-related customers, reflecting improved industry build rates and market share gains. Sales to our building products customers increased by 1.9% reflecting improved penetration in the metal buildings market. Operating profit in the second quarter of 2010 increased $5.6 million reflecting the higher sales volume, partially offset by higher raw material costs.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2010	2009
Sales	$74.5	$73.3	$1.2	1.6%
Operating profit	$8.1	$6.7	$1.4	21.5%
Operating margin	10.9%	9.1%

Second quarter 2010 sales increased $1.2 million, or 1.6%, including a $0.9 million, or 1.2% increase in core sales and favorable foreign currency translation of $0.3 million, or 0.4%. The increase in core sales primarily reflects higher sales in Vending Solutions, partially offset by a sales decline in Payment Solutions. The global slowdown in the gaming, retail and transportation end markets was the primary driver for the decline in demand for our Payment Solutions products. Operating profit for the segment increased by $1.4 million versus the second quarter of 2009, or 21.5%, which was substantially attributable to the favorable impact of the final payment of a previously disclosed patent litigation settlement and the absence of prior year restructuring charges.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2010	2009
Sales	$254.6	$263.1	$(8.5)	(3.2%)
Operating profit	$32.2	$27.1	$5.1	18.8%
Operating margin	12.6%	10.3%

Second quarter 2010 sales decreased $8.5 million, or 3.2%, driven by a decline in core sales of $10.4 million, or 3.9%, partially offset by favorable foreign currency exchange of $1.9 million, or 0.7%. The core sales decline reflects continued weakness and delays in later-cycle project activity in the energy and chemical markets, partially offset by improving trends in MRO activity. Operating profit in the second quarter of 2010 increased $5.1 million primarily reflecting a lower cost base and a more favorable sales mix, partially offset by the deleverage on the reduced sales.

Controls

	Second Quarter		Change
(dollars in millions)	2010	2009
Sales	$25.8	$20.3	$5.4	26.8%
Operating profit (loss)	$0.8	$(1.7)	$2.6	NM
Operating margin	3.2%	(8.5%)

The second quarter of 2010 sales increase of $5.4 million reflects improvement in transportation, and oil and gas related demand.

Results from Operations

Year-to-date period ended June 30, 2010 compared to year-to-date period ended June 30, 2009

	Year-to-Date		Change
(dollars in millions)	2010	2009	$	%
Net sales	$1,083.1	$1,100.6	$(17.5)	(1.6)
Operating profit	118.6	83.4	35.2	42.2
Operating margin	10.9%	7.6%
Other income (expense):
Interest income	0.5	1.3	(0.8)
Interest expense	(13.4)	(13.5)	0.2
Miscellaneous—net	(0.6)	2.2	(2.9)

	(13.5)	(10.0)	(3.5)

Income before income taxes	105.0	73.4	31.7
Provision for income taxes	31.7	22.1	9.5

Net income before allocation to noncontrolling interests	73.3	51.2	22.1
Less: Noncontrolling interest in subsidiaries earnings	0.1	0.2	(0.1)

Net income attributable to common shareholders	$73.3	$51.1	$22.2	43.5

Year to date 2010 sales decreased $17.5 million, or 1.6%, over the same period in 2009. Year to date 2010 core business sales declined approximately $38.0 million or 3.5%. The impact of currency translation increased reported sales by approximately $20.8 million or 1.9%, as the U.S. dollar weakened against other major currencies in the first six months of 2010 compared to the same period in 2009. Year to date 2010 sales decreased $0.3 million due to the net impact of divestitures and acquisitions. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2010 and 2009 were 40.4% and 39.5% of total net sales, respectively.

Operating profit was $118.6 million in the first six months of 2010 compared to $83.4 million in the comparable period of 2009. The increase over the prior year period was led by improved performance in our Aerospace & Electronics and Engineered Materials segments, partially offset by lower operating profit in our Fluid Handling segment. In addition operating profit for the first six months of 2009 included a charge related to a previously disclosed legal settlement of $7.3 million. Operating profit margins were 10.9% in the first six months of 2010 compared to 7.6% in the comparable period of 2009.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective tax rate of 30.2% for the six months ended June 30, 2010 is equal to our effective tax rate of 30.2% for the six months ended June 30, 2009. Our effective tax rate for the six months ended June 30, 2010 includes a greater tax benefit for U.S. federal tax benefit on domestic manufacturing activities and a change in measurement of certain tax positions. However, these benefits were partially offset by a higher amount of income earned in 2010 in the U.S., where the statutory federal tax rate is 35% and the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

Order backlog at June 30, 2010 totaled $713.9 million, 7.4% higher than the backlog of $664.5 million at December 31, 2009, and 2.4% higher than the backlog of $696.9 million at June 30, 2009.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2010 versus the year-to-date period ended June 30, 2009 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$272.9	$298.9	$(26.0)	(8.7%)
Operating profit	$50.7	$36.3	$14.4	39.6%
Operating margin	18.6%	12.1%

The year to date 2010 sales decrease of $26.0 million, or 8.7%, reflected a sales decrease of $16.5 million in the Aerospace Group and a decline of $9.5 million in the Electronics Group. The segment’s operating profit increased $14.4 million, or 39.6%, in the first six months of 2010 when compared to the same period in the prior year. The increase in operating profit was driven by a $16.9 million increase in operating profit in the Aerospace Group, partially offset by a $2.5 million decrease in operating profit in the Electronics Group.

Aerospace Group sales of $164.7 million decreased $16.5 million, or 9.1%, from $181.3 million in the prior year period. This decrease was attributable to declines in commercial OEM product sales of 8.4% and declines in aftermarket product sales of 9.7%. Operating profit increased by $16.9 million, or 95.6%, in the first six months of 2010 when compared to the same period in the prior year, primarily reflecting an $18.2 million decline in engineering expenses, partially offset by the unfavorable impact of the lower sales volumes. Total engineering expense for the Aerospace Group was $21.5 million in the first six months of 2010 compared to $39.7 million in the first six months of 2009.

Electronics Group sales of $108.2 million decreased $9.5 million, or 8.0%. The net effect of a divestiture (GTC) and an acquisition (Merrimac) lowered sales by $0.3 million. Operating profit declined $2.5 million compared to the first six months of 2009, reflecting the deleverage on the reduced sales and approximately $2.2 million of incremental purchase accounting and transaction costs associated with the acquisition of Merrimac, partially offset by lower engineering spending and continued general cost reductions.

The Aerospace & Electronics segment backlog was $394.6 million at June 30, 2010, compared with $383.3 million at June 30, 2009 and $351.0 million at December 31, 2009.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$112.4	$79.9	$32.5	40.6%
Operating profit	$18.7	$6.1	$12.6	208.4%
Operating margin	16.6%	7.6%

Year to date 2010 sales increased $32.5 million, or 40.6%, reflecting higher sales to our traditional recreational vehicle and transportation customers when compared to the prior year period. Sales to our traditional recreational vehicle customers increased by 131.0% and sales to our transportation-related customers grew by 21.9%, while sales to our building products customers decreased by 0.8%. Operating profit in the first six months of 2010 increased $12.6 million, or 208.4%, reflecting the higher sales volume, partially offset by higher raw material costs.

The Engineered Materials segment backlog was $12.5 million at June 30, 2010, compared with $9.1 million at June 30, 2009 and $12.1 million at December 31, 2009.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$144.7	$145.0	$(0.3)	(0.2%)
Operating profit	$13.1	$9.7	$3.4	35.5%
Operating margin	9.0%	6.7%

Year to date 2010 sales decreased $0.3 million, or 0.2%, including a core sales decline of $3.5 million, or 2.4% partially offset by favorable foreign currency translation of $3.2 million, or 2.2%. The decline in core sales primarily reflects substantially lower demand for Payment Solutions products. The global slowdown in the gaming, retail and transportation end markets was the primary driver for the decline in demand for our Payment Solutions products. Segment operating profit for the first six months of 2010 increased by $3.4 million, or 35.5% over the same period in 2009, due primarily to the favorable impact of the final payment of a previously disclosed patent litigation settlement, lower costs resulting from prior plant consolidations, and improved operating efficiencies, partially offset by the deleverage on the reduced sales of Payment Solutions.

The Merchandising Systems segment backlog was $20.3 million at June 30, 2010, compared with $20.0 million at June 30, 2009 and $23.5 million at December 31, 2009.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$502.4	$529.6	$(27.2)	(5.1%)
Operating profit	$60.1	$63.8	$(3.7)	(5.8%)
Operating margin	12.0%	12.1%

Year to date 2010 sales decreased $27.2 million, or 5.1%, driven by a core sales decline of $44.7 million or 8.4% partially offset by favorable foreign currency exchange of $17.5 million, or 3.3%. The core sales performance was impacted by broad-based volume declines in the segment and reflects unfavorable end markets which continue to impact many later-cycle, project-based energy, chemical, and pharmaceutical businesses, partially offset by improving trends in MRO activity. Segment operating profit decreased $3.7 million, or 5.8%, over the first six months of 2010. The operating profit decrease was primarily due to volume deleverage, partially offset by savings associated with cost reduction initiatives.

The Fluid Handling segment backlog was $257.8 million at June 30, 2010, compared with $256.5 million at June 30, 2009 and $249.9 million at December 31, 2009.

Controls

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$50.7	$47.2	$3.5	7.5%
Operating profit (loss)	$1.0	$(1.3)	$2.3	NM
Operating margin	1.9%	(2.8%)

The year to date 2010 sales increase of $3.5 million and the increase in operating profit of $2.3 million reflects the improvement in transportation, and oil and gas related demand.

The Controls segment backlog was $28.7 million at June 30, 2010, compared with $28.0 million at June 30, 2009 and $28.0 million at December 31, 2009.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. During 2009, in response to concerns about global economic growth, we executed broad-based restructuring actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million and favorably impacted our operating cash flow. While operating results during the second quarter 2010 were better than our expectations as we are beginning to see signs of recovery in certain key markets, demand remains at lower levels across most of our businesses. Accordingly, we continue to execute on our focused, disciplined approach to cost management to ensure we maintain a suitable liquidity position.

Cash and cash equivalents decreased by $37 million to $336 million at June 30, 2010 compared with $373 million at December 31, 2009. The decline resulted largely from our acquisition of Merrimac. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

To the extent global demand for industrial products and services declines further, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which may have an adverse impact on our 2010 operating cash flow.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $63.9 million in the first six months of 2010, an increase of $18.2 million, or 39.7%, compared to the first six months of 2009. The increase resulted primarily from higher earnings. The favorable change was partially offset by net asbestos related payments of $27.5 million in the first six months of 2010 when compared to net asbestos related payments of $12.5 million, which included a $14.5 million insurance settlement receipt, in the same period last year.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $59.5 million in the first six months of 2010, compared to $15.1 million used in the comparable period of 2009. The higher levels of cash flows used in investing activities were primarily due to the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010. This was partially offset by the decline in capital spending of $9.0 million. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2010 capital expenditures to be in the range of $30 - $35 million, compared to $28 million in 2009.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, and repayments of indebtedness. Cash used in financing activities was $23.3 million during the first six months of 2010, compared to $38.5 million used during the first six months of 2009. The lower levels of cash flows used in financing activities during the first six months of 2010 was driven by a decrease in payments of short-term debt and an increase in net proceeds received from employee stock option exercises compared to the same prior year period. These favorable changes were partially offset by the repurchase of 313,500 shares of our common stock at a cost of $10.0 million in the second quarter of 2010.

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

Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30, 2010	—	$—	—	—
May 1-31, 2010	84,500	32.13	—	—
June 1-30, 2010	229,000	31.77	—	—

Total	313,500	$31.86	—	—

The table above only includes the open-market repurchases of our common stock during the quarter ended June 30, 2010. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 5, 2010	By	/s/ Eric C. Fast
Eric C. Fast President and Chief Executive Officer

Date
August 5, 2010	By	/s/ Richard A. Maue
Richard A. Maue Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.