Form 10-Q
period 2010-09-30
CRANE CO /DE/
filed 2010-11-05
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2010

Common stock, $1.00 Par Value – 58,446,627 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$560,714	$550,710	$1,643,819	$1,651,339
Operating costs and expenses:
Cost of sales	373,171	365,482	1,087,221	1,117,028
Selling, general and administrative	124,664	129,775	375,135	395,482

Operating profit	62,879	55,453	181,463	138,829

Other income (expense):
Interest income	299	270	760	1,578
Interest expense	(6,738)	(6,821)	(20,121)	(20,370)
Miscellaneous - net	1,522	83	897	2,323

	(4,917)	(6,468)	(18,464)	(16,469)

Income before income taxes	57,962	48,985	162,999	122,360
Provision for income taxes	16,359	13,832	48,049	35,973

Net income before allocation to noncontrolling interests	41,603	35,153	114,950	86,387
Less: Noncontrolling interest in subsidiaries’ earnings	96	45	168	202

Net income attributable to common shareholders	$41,507	$35,108	$114,782	$86,185

Earnings per basic share	$0.71	$0.60	$1.96	$1.47

Earnings per diluted share	$0.70	$0.60	$1.92	$1.47

Average basic shares outstanding	58,608	58,472	58,710	58,462
Average diluted shares outstanding	59,525	58,842	59,645	58,703
Dividends per share	$0.23	$0.20	$0.63	$0.60

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$315,564	$372,714
Accounts receivable, net	330,681	282,463
Current insurance receivable - asbestos	35,300	35,300
Inventories, net:
Finished goods	86,667	88,555
Finished parts and subassemblies	30,912	23,844
Work in process	72,728	53,126
Raw materials	124,984	119,027

Inventories, net	315,291	284,552
Current deferred tax asset	59,259	58,856
Other current assets	14,817	12,461

Total current assets	1,070,912	1,046,346
Property, plant and equipment:
Cost	798,672	771,147
Less: accumulated depreciation	525,185	485,923

Property, plant and equipment, net	273,487	285,224
Long-term insurance receivable - asbestos	187,420	213,004
Long-term deferred tax assets	173,249	204,386
Other assets	87,363	83,229
Intangible assets, net	124,894	118,731
Goodwill	778,180	761,978

Total assets	$2,695,505	$2,712,898

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,424	$1,078
Accounts payable	155,286	142,390
Current asbestos liability	100,300	100,300
Accrued liabilities	224,066	218,864
U.S. and foreign taxes on income	4,365	4,150

Total current liabilities	485,441	466,782
Long-term debt	398,691	398,557
Accrued pension and postretirement benefits	113,078	141,849
Long-term deferred tax liability	38,521	29,578
Long-term asbestos liability	651,476	720,713
Other liabilities	49,162	61,717

Total liabilities	1,736,369	1,819,196
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	0	0
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	169,073	161,409
Retained earnings	1,100,602	1,022,838
Accumulated other comprehensive (loss) income	(5,253)	5,130
Treasury stock	(385,832)	(376,041)

Total shareholders’ equity	951,016	885,762
Noncontrolling interest	8,120	7,940

Total equity	959,136	893,702

Total liabilities and equity	$2,695,505	$2,712,898

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,030,507)	(13,899,389)

Common stock outstanding	58,395,632	58,526,750

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income attributable to common shareholders	$114,782	$86,185
Noncontrolling interest in subsidiaries’ earnings	168	202

Net income before allocation to noncontrolling interests	114,950	86,387
Gain on divestitures	(1,015)	—
Depreciation and amortization	44,596	43,857
Stock-based compensation expense	9,650	6,702
Deferred income taxes	30,913	14,891
Cash (used for) provided by working capital	(56,367)	13,037
Payments for asbestos-related fees and costs, net of insurance recoveries	(43,652)	(34,788)
Other	(39,772)	(4,361)

Total provided by operating activities	59,303	125,725

Investing activities:
Capital expenditures	(13,589)	(21,259)
Proceeds from disposition of capital assets	185	3,326
Proceeds from divestitures	4,615	—
Payment for acquisition, net of cash acquired	(51,167)	—

Total used for investing activities	(59,956)	(17,933)

Financing activities:
Equity:
Dividends paid	(37,011)	(35,079)
Reacquisition of shares on open market	(29,989)	—
Stock options exercised - net of shares reacquired	16,351	(299)
Excess tax benefit from stock-based compensation	1,820	131
Debt:
Net decrease in short-term debt	(2,299)	(16,365)

Total used for financing activities	(51,128)	(51,612)

Effect of exchange rates on cash and cash equivalents	(5,369)	16,868

(Decrease) increase in cash and cash equivalents	(57,150)	73,048
Cash and cash equivalents at beginning of period	372,714	231,840

Cash and cash equivalents at end of period	$315,564	$304,888

Detail of cash (used for) provided by working capital:
Accounts receivable	$(41,175)	$31,034
Inventories	(26,394)	53,939
Other current assets	(1,335)	136
Accounts payable	13,172	(44,707)
Accrued liabilities	(109)	(24,229)
U.S. and foreign taxes on income	(526)	(3,136)

Total	$(56,367)	$13,037

Supplemental disclosure of cash flow information:
Interest paid	$19,585	$19,847
Income taxes paid	$15,842	$8,948

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to require enhanced disclosures regarding the credit quality of financing receivables and the related allowance for credit losses, including credit quality indicators, past due information and modifications of financing receivables. Under the amended guidance, new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. The amended guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. The Company does not expect the amended guidance to have a material effect on its disclosures.

In February 2010, the FASB issued amended guidance to require an SEC filer to evaluate subsequent events through the date the financial statements are issued with the SEC. The amended guidance adds the definitions of an SEC filer and revised financial statements and no longer requires that an SEC filer disclose the date through which subsequent events have been reviewed. It also removes the definition of a public entity. The adoption of the new guidance did not have an impact on the Company’s disclosures, consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued authoritative guidance to require additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The disclosure requirements are related to recurring and nonrecurring fair value measurements. The adoption of the new guidance did not have an impact on the Company’s disclosures.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact and potential timing of the adoption of these new standards on its consolidated financial position, results of operations and cash flows.

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

Financial information by reportable segment is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Net sales
Aerospace & Electronics	$143,161	$136,896	$416,105	$435,838
Engineered Materials	54,904	48,065	167,305	127,990
Merchandising Systems	77,199	75,879	221,897	220,905
Fluid Handling	255,842	266,810	758,218	796,383
Controls	29,608	23,060	80,294	70,223

Total	$560,714	$550,710	$1,643,819	$1,651,339

Operating profit (loss)
Aerospace & Electronics	$25,368	$19,928	$76,072	$56,259
Engineered Materials	7,965	7,530	26,677	13,597
Merchandising Systems	6,261	6,914	19,340	16,569
Fluid Handling	33,197	34,882	93,338	98,708
Controls	1,949	(1,667)	2,900	(2,984)
Corporate	(11,861)	(12,134)	(36,864)	(43,320	) *

Total	62,879	55,453	181,463	138,829
Interest income	299	270	760	1,578
Interest expense	(6,738)	(6,821)	(20,121)	(20,370)
Miscellaneous—net	1,522	83	897	2,323

Income before income taxes	$57,962	$48,985	$162,999	$122,360

*	The nine months ended September 30, 2009 includes a charge of $7.3 million related to the settlement of a lawsuit (See Note 9).

	As of
(in thousands)	September 30, 2010	December 31, 2009
Assets
Aerospace & Electronics	$499,552	$435,807
Engineered Materials	265,349	261,796
Merchandising Systems	311,442	296,856
Fluid Handling	838,734	832,176
Controls	68,526	70,073
Corporate	711,902	816,190

Total	$2,695,505	$2,712,898

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Net income attributable to common shareholders	$41,507	$35,108	$114,782	$86,185

Average basic shares outstanding	58,608	58,472	58,710	58,462
Effect of dilutive stock options and restricted stock units	917	370	935	241

Average diluted shares outstanding	59,525	58,842	59,645	58,703

Earnings per basic share	$0.71	$0.60	$1.96	$1.47
Earnings per diluted share	$0.70	$0.60	$1.92	$1.47

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (2.0 million and 3.3 million average options for the third quarter of 2010 and 2009, respectively, and 2.6 million and 4.2 million average options for the first nine months of 2010 and 2009, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the nine months ended September 30, 2010 and 2009 is provided below:

	Nine Months Ended September 30,
	2010			2009
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$885,762	$7,940	$893,702	$738,062	$7,759	$745,821
Dividends	(37,018)	—	(37,018)	(34,781)	—	(34,781)
Reacquisition on open market	(29,989)	—	(29,989)	—	—	—
Exercise of stock options, net of shares reacquired	16,391	—	16,391	(299)	—	(299)
Stock compensation expense	9,650	—	9,650	6,702	—	6,702
Excess tax benefit from stock based compensation	1,820	—	1,820	131	—	131
Other adjustments	—	—	—	(511)	—	(511)
Net income	114,782	168	114,950	86,185	202	86,387
Less: Currency translation adjustment	(10,382)	12	(10,370)	55,189	415	55,604

Comprehensive income	104,400	180	104,580	141,374	617	141,991

Balance, end of period	$951,016	$8,120	$959,136	$850,678	$8,376	$859,054

6.	Acquisitions

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

On February 3, 2010, the Company acquired all of the issued and outstanding shares of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of radio frequency microwave components, subsystem assemblies and micro-multifunction modules, for a purchase price of approximately $51 million in cash. Merrimac is a direct, wholly owned subsidiary of the Company and has been integrated into the Electronics Group within the Company’s Aerospace & Electronics segment.

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

The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing the Company’s technical capabilities and increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes.

7.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2010, the Company had twelve reporting units.

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

During the first nine months of 2010, the Company recorded its preliminary purchase price allocation associated with the acquisition of Merrimac in February 2010.

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$761,978	$781,232
Additions	16,002	—
Adjustments to purchase price allocations	—	(22,601)
Translation and other adjustments	200	3,347

Balance at end of period	$778,180	$761,978

Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of period, net of accumulated amortization	$118,731	$106,701
Additions, net of disposals	20,014	22,601
Amortization expense	(12,497)	(14,067)
Currency translation	(1,354)	3,496

Balance at end of period, net of accumulated amortization	$124,894	$118,731

The additions to goodwill and intangible assets in 2010 principally pertain to the completion of the Company’s acquisition of Merrimac. The adjustments to goodwill and additions to intangible assets in 2009 pertain to the finalization of purchase price allocations associated with the acquisitions of Krombach in December 2008 and of Delta in September 2008.

A summary of intangible assets follows:

	Weighted Average Amortization Period (in years)
(in thousands)		September 30, 2010			December 31, 2009
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.3	$108,779	$56,323	$52,456	$99,921	$53,022	$46,899
Customer relationships and backlog	5.6	102,009	46,817	55,192	97,545	39,075	58,470
Drawings	0.7	10,825	10,589	236	10,825	10,283	542
Other	4.1	31,329	14,319	17,010	25,888	13,068	12,820

Total	7.7	$252,942	$128,048	$124,894	$234,179	$115,448	$118,731

Amortization expense for these intangible assets is currently estimated to be approximately $3.9 million in total for the fourth quarter in 2010, $15.1 million in 2011, $12.9 million in 2012, $12.1 million in 2013, $11.1 million in 2014 and $42.1 million in 2015 and thereafter. Of the $124.9 million of net intangible assets at September 30, 2010, $27.7 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	September 30, 2010	December 31, 2009
Employee related expenses	$83,125	$81,707
Advanced payments from customers	26,702	20,021
Warranty	19,318	18,728
Other	94,921	98,408

Total	$224,066	$218,864

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$18,728	$27,305
Expense	6,741	8,722
Additions (deletions) through acquisitions/divestures	164	(383)
Payments (deductions)	(6,217)	(17,244)
Currency translation	(98)	328

Balance at end of period	$19,318	$18,728

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of September 30, 2010, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2010	2009	2010	2009	2009
Beginning claims	65,352	71,420	66,341	74,872	74,872
New claims	981	696	2,718	2,900	3,664
Settlements*	(337)	(275)	(869)	(820)	(1,024)
Dismissals	(554)	(1,559)	(3,705)	(6,670)	(11,171)
MARDOC claims**	(1)	—	956	—	—

Ending claims	65,441	70,282	65,441	70,282	66,341

*	Includes Joseph Norris and Earl Haupt judgments.
**	As of January 1, 2010, the Company was named in 36,448 maritime actions (not included in “Beginning claims”) which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”). In 2009, the Court initiated a process to review these claims. As of September 30, 2010, 956 claims were restored to active status (and have been added to “Ending claims”), and 10,673 were permanently dismissed. The Company expects that more of the remaining 24,819 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 65,441 pending claims as of September 30, 2010, approximately 23,300 claims were pending in New York, approximately 14,200 claims were pending in Mississippi, approximately 10,000 claims were pending in Texas and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid two judgments arising from adverse jury verdicts in asbestos matters. The first payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict, in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. The second payment in the amount of $0.02 million was made in June 2009 after an adverse verdict in the Earl Haupt case in Los Angeles, California on April 21, 2009.

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

On March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The case was concluded by settlement in the fourth quarter of 2010 during the pendency of the Company’s appeal to the Superior Court of Pennsylvania.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2010 and 2009 totaled $75.7 million and $86.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2010 and 2009 totaled a $43.7 million net payment and a $34.8 million net payment, (reflecting the receipt of $14.5 million in 2009 for full policy buyout from Highlands Insurance Company (“Highlands”)), respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2009
	2010	2009	2010	2009
Settlement / indemnity costs incurred (1)	$9.9	$14.8	$36.0	$47.0	$58.3
Defense costs incurred (1)	13.8	11.9	39.7	39.1	51.8

Total costs incurred	$23.7	$26.7	$75.7	$86.1	$110.1

Settlement / indemnity payments	$7.2	$16.0	$29.7	$41.9	$57.3
Defense payments	14.1	15.0	39.5	37.4	52.2
Insurance receipts (2)	(5.1)	(8.7)	(25.5)	(44.5)	(53.7)

Pre-tax cash payments (2)	$16.2	$22.3	$43.7	$34.8	$55.8

(1)	Before insurance recoveries and tax effects.
(2)	The nine-month period ended September 30, 2009 includes a $14.5 million payment from Highlands in January 2009.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through September 30, 2010, the Company has resolved (by settlement or dismissal) approximately 67,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $264 million, for an average settlement cost per resolved claim of $3,942. The average settlement cost per claim resolved during the years ended December 31, 2009 and 2008 was $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. As of September 30, 2010, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate., In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2010. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $752 million as of September 30, 2010, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2010 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective July 7, 2010, between the Company and Travelers Casualty & Surety Company. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with five of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $63.2 million in aggregate. The most recent of these buyouts was with Harper Insurance Limited, formerly Turegum Insurance Company. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. The Company is in discussions with or expects to enter into additional coverage-in-place or other agreements with other of its solvent excess insurers not currently subject to a settlement agreement whose policies are expected to respond to the aggregate costs included in the updated liability estimate. If it is not successful in concluding such coverage-in-place or other agreements with such insurers, then the Company anticipates that it would pursue litigation to enforce its rights under such insurers’ policies. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $223 million as of September 30, 2010.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed through 2017) that is in excess of available insurance coverage allocated to such years.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2010 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The Company recorded a liability in 2004 for estimated costs through 2014 after reaching substantial agreement on the scope of work with the EPA. At the end of September 2007, the liability totaled $15.4 million. During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $42.1 million as of September 30, 2010, as described below; a portion is reimbursable by the U.S. Government. The current portion was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

On April 23, 2010, the Company received a letter from the EPA noting higher levels of contaminants in certain monitoring wells in recent months and requesting additional remediation actions in response to those conditions. The Company and its technical advisors have reviewed the monitoring well sampling reports, and have suggested a lesser alternative to all of the actions requested by the EPA. The Company will continue to engage in discussions with the EPA regarding the most appropriate response actions. If the Company is ultimately required to perform the additional actions requested by the EPA in the April 23 letter, the increased cost is not expected to have a significant impact on the total remediation cost for the Site.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21 percent of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2010 the Company has recorded a receivable of $10.5 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service, and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, that GD-OTS is performing a Phase II remedial investigation scheduled for completion in 2010, and that the feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe it likely that any discussion about the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2011. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of September 30, 2010, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

In January 2009, a lawsuit brought by a customer alleging failure of the Company’s fiberglass-reinforced plastic material in recreational vehicle sidewalls manufactured by such customer went to trial solely on the issue of liability. On January 27, 2009 the jury returned a verdict of liability against the Company. The aggregate damages sought in this lawsuit included approximately $9.5 million in repair costs allegedly incurred by the plaintiffs, as well as approximately $55 million in other consequential losses such as discounts and other incentives paid to induce sales, lost market share, and lost profits. On April 17, 2009, the Company reached agreement to settle this lawsuit. In mediation, the Company agreed to a settlement aggregating $17.75 million payable in several installments through July 1, 2009, all of which have been paid. Based upon both insurer commitments and liability estimates previously recorded in 2008, the Company recorded a net pre-tax charge of $7.25 million in 2009.

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appeal was fully briefed and argued in September, 2010. The appellate court is expected to render its decision no later than April, 2011. The trial will be stayed pending resolution of the appeal. The Company believes that it has valid defenses to the underlying claims raised in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of September 30, 2010, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$2,853	$2,503	$29	$26	$8,559	$7,574	$89	$79
Interest cost	9,024	8,659	190	231	27,072	25,793	564	694
Expected return on plan assets	(10,856)	(8,862)	—	—	(32,570)	(26,647)	—	—
Amortization of prior service cost	135	428	—	—	405	708	—	—
Amortization of net loss (gain)	1,743	2,415	(40)	(109)	5,228	6,233	(120)	(329)

Net periodic cost	$2,899	$5,143	$179	$148	$8,694	$13,661	$533	$444

The Company expects, based on current actuarial calculations, to contribute approximately $40 million to its defined benefit plans and $2 million to its other postretirement benefit plans in 2010, of which $39.4 million and $1.1 million have been contributed during the first nine months of 2010, respectively. The $39.4 million defined benefit plans contribution includes a $25 million discretionary contribution made in July 2010 which is included in Other on the Condensed Consolidated Statements of Cash Flow. The Company contributed $33.4 million to its defined benefit plans and $1.6 million to its other postretirement benefit plans in 2009. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three and nine months ended September 30, 2010 in accordance with the requirements of ASC Topic 740, “Income Taxes.”

The Company’s effective tax rate of 28.3% for the three months ended September 30, 2010 is equal to the Company’s effective tax rate of 28.3% for the three months ended September 30, 2009. The Company’s effective tax rate of 29.5% for the nine months ended September 30, 2010 is equal to the Company’s effective tax rate of 29.5% for the nine months ended September 30, 2009.

In relation to the same prior year periods, the Company’s effective tax rates for both the three and nine months ended September 30, 2010 were favorably affected by (i) a greater U.S. federal tax benefit for domestic manufacturing activities and (ii) a benefit for the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations, while they were unfavorably affected by (i) a higher amount of income earned in 2010 in the U.S., where the statutory federal tax rate is 35% and (ii) the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

The Company’s effective tax rates for the three and nine months ended September 30, 2010 are lower than the statutory U.S. federal tax rate primarily as a result of generating earnings in jurisdictions taxed at rates lower than the U.S. statutory tax rate, the U.S. federal tax benefit on domestic manufacturing activities, and a benefit for the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations. These items were partially offset by state taxes, net of federal tax benefit, and the accrual of future U.S. taxes due upon the ultimate repatriation of the undistributed earnings of certain non-U.S. subsidiaries.

The Company’s gross unrecognized tax benefits decreased $2.3 million during the three months ended September 30, 2010. This decrease relates primarily to the expiration of the statute of limitations for assessment and the completion of certain tax examinations. The Company’s gross unrecognized tax benefits decreased $4.8 million during the nine months ended September 30, 2010. This decrease relates primarily to a change in tax positions taken in prior periods, the expiration of the statute of limitations for assessment, and the completion of certain tax examinations.

During the three and nine months ended September 30, 2010, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by approximately $2.4 million and $5.0 million, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense. During the three and nine months ended September 30, 2010, the total amount of interest and penalty (income)/expense related to unrecognized tax benefits recognized in the Company’s consolidated statement of operations was $(0.2) million and $(0.4) million, respectively. At September 30, 2010 and December 31, 2009, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.5 million and $0.8 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s consolidated federal income tax returns for all years through 2008. The 2007 through 2009 federal income tax returns of a recently acquired subsidiary remain open to examination by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2005. As of September 30, 2010, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of September 30, 2010, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by approximately $0.5 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the expiration of the statute of limitations on assessment.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of September 30, 2010 and December 31, 2009:

(in thousands)	September 30, 2010	December 31, 2009
Long-term debt consists of:
5.50% notes due 2013	$199,572	$199,464
6.55% notes due 2036	199,119	199,093

Total long-term debt	$398,691	$398,557

Short-term borrowings	$1,424	$1,078

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-

currency business relationships to reduce the impact of currency exchange fluctuations on the Company’s earnings and/or cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2010, the foreign exchange contracts designated as hedging instruments and the foreign exchange contracts not designated as hedging instruments did not have a material impact on the Company’s results.

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

The Company has forward contracts outstanding with related receivables of $1.5 million and $0.7 million and payables of $0.5 million and $4.7 million as of September 30, 2010 and December 31, 2009, respectively, which are reported at fair value using Level 2 inputs.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $433.4 million at September 30, 2010.

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

Outlook

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Beginning in the third quarter of 2008, our results of operations have been adversely affected by the severe downturn in the global economy. In response, we executed on broad-based restructuring and other cost actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million in 2009 and lowered our cost structure going into 2010. We believe that through our aggressive restructuring and cost control activities, we have mitigated the impact of the severe downturn while providing a more scalable cost structure to support future growth opportunities.

Although the economy appears to be improving slowly, there is general uncertainty about the pace of the recovery. In the third quarter of 2010, core revenues increased 3.6% and represented the second consecutive quarter of year–over-year revenue growth, an indication that our businesses are continuing to recover, albeit at a modest rate. We now expect the full year impact of foreign exchange to be minimal. The growth in operating profit of 13% compared to the third quarter of 2009 primarily reflected higher sales volumes in certain businesses and a lower cost base.

Our Aerospace & Electronics segment operating profit increased during the third quarter 2010 when compared to the same period last year, driven by lower engineering spending and higher sales in the Aerospace Group. We believe the Aerospace market is emerging from the downturn and, accordingly, we expect continued strong performance. We also expect engineering spending to decline approximately $20 million in 2010, as we complete key programs, including the 787 brake control and monitoring system. We have been notified by Boeing that they have determined that the current brake control system for the 787 operates satisfactorily in the actual operating environment, and therefore we have been directed to stop all work on the modified brake control system. We expect that costs incurred to date will be resolved in the coming months in accordance with the terms of our agreement with Boeing. We do not expect this change to have a material impact on our financial position, results of operations or cash flows. In our Electronics Group, third quarter 2010 sales increased a modest 2% as certain program delays and component shortages delayed shipments. While margins remain generally strong, the decline in the Electronics Group’s operating profit was driven largely by the unfavorable net impact of the General Technologies, Inc. (“GTC”) divestiture and Merrimac Industries Inc. (“Merrimac”) acquisition, as well as higher costs associated with products moving from development to production.

Our short-cycle Engineered Materials segment sales increased 14% during the third quarter 2010 as demand for our recreational vehicle (“RV”) and transportation related applications remained strong. Sales to the RV industry in the third quarter 2010 grew 25% despite the end of dealer restocking and more difficult comparisons versus the third quarter 2009. RV original equipment manufacturers (“OEM”) are now reducing their build rates and adjusting their inventories for the seasonally slower fall and winter. Transportation related sales increased 14% compared to the third quarter of 2009 as a result of continued higher industry build rates for dry vans and refrigerated trucks. Operating profits were up slightly, as the increase in volumes was largely offset by higher material costs.

Overall Merchandising Systems segment sales increased 2% in the third quarter of 2010 versus the third quarter of 2009. While sales increased in Vending Solutions, we continued to experience market softness in Payment Solutions although third quarter results were essentially flat compared to the prior year. Segment operating profit and margins declined primarily as a result of the absence of the favorable impacts in 2009 of a legal settlement and the reduction of a liability estimate associated with a restructuring program. Overall, we expect full-year sales to be consistent with 2009. We anticipate substantial savings related to our Vending Solutions consolidation activities and other productivity improvements to largely offset an unfavorable sales mix between Vending Solutions and Payment Solutions products.

During the third quarter 2010, sales in our Fluid Handling segment were 4% lower when compared to the same period last year. However, the year-over-year rate of core sales decline has lessened when compared to the first half of 2010; specifically, third quarter core sales declined approximately 2% compared to the 4% and 13% core sales declines experienced in the second quarter and first quarter of 2010, respectively. Third quarter 2010 operating profit declined 5% over the prior year driven by the lower sales, resulting in an operating margin of 13.0%. We continue to see signs of improved project quote and activity levels in certain businesses and regions; and maintenance, repair and overhaul (“MRO”) activity is improving across most markets. We remain cautiously optimistic about the current market trends in our longer, late cycle Fluid Handling businesses, and we remain comfortable with our expectation of Fluid Handling operating margins in the 12% to 13% range for 2010.

Results from Operations—Third Quarter of 2010 Compared to Third Quarter of 2009

All comparisons below refer to the third quarter 2010 versus the third quarter 2009, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2010	2009	$	%
Net sales	$560.7	$550.7	$10.0	1.8
Operating profit	62.9	55.5	7.4	13.4
Operating margin	11.2%	10.1%
Other income (expense):
Interest income	0.3	0.3	0.0
Interest expense	(6.7)	(6.8)	0.1
Miscellaneous - net	1.5	—	1.5

	(4.9)	(6.5)	1.7

Income before income taxes	58.0	49.0	9.0
Provision for income taxes	16.4	13.8	2.6

Net income before allocation to noncontrolling interests	41.6	35.2	6.4
Less: Noncontrolling interest in subsidiaries earnings	0.1	0.1	—

Net income attributable to common shareholders	$41.5	$35.1	$6.4	18.2

Third quarter 2010 sales increased $10.0 million, or 1.8%, versus the third quarter 2009. Core business sales for the third quarter increased approximately 19.7 million, or 3.6%. The impact of currency translation decreased reported sales by approximately $8.2 million, or 1.5%, as the U.S. dollar strengthened against other major currencies in the third quarter of 2010 compared to the third quarter of 2009. In the third quarter 2010, sales decreased $1.5 million, or 0.3%, due to the net impact of divestitures and acquisitions. Net sales related to operations outside the U.S. were 40.9% of total net sales for the quarters ended September 30, 2010 and 2009.

Operating profit was $62.9 million in the third quarter 2010 compared to $55.5 million in the same period of 2009. The increase in operating profit reflected improved performance in our Aerospace & Electronics, Engineered Materials and Controls segments, partially offset by lower operating profit in our Merchandising Systems and Fluid Handling segments. Operating profit margins were 11.2% in the third quarter of 2010, compared to 10.1% in the comparable period in 2009.

Miscellaneous – net increased by $1.5 million in the third quarter compared to the same period of 2009. The increase reflected the net gain associated with two small divestitures within the Controls segment.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective tax rate of 28.3% for the quarter ended September 30, 2010, is equal to our effective tax rate of 28.3% for the quarter ended September 30, 2009. Compared to the prior year, our effective tax rate for the quarter ended September 30, 2010 was favorably affected by (i) a greater U.S. federal tax benefit for domestic manufacturing activities and (ii) a benefit for the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations, while it was unfavorably affected by (i) a higher amount of income earned in 2010 in the U.S., where the statutory federal tax rate is 35% and (ii) the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

Segment Results

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2010	2009
Sales	$143.2	$136.9	$6.3	4.6%
Operating profit	$25.4	$19.9	$5.4	27.3%
Operating margin	17.7%	14.6%

The third quarter 2010 sales increase of $6.3 million reflected sales increases of $5.2 million and $1.1 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $5.4 million, or 27.3%, in the third quarter of 2010 when compared to the same period in the prior year, driven by a reduced cost base, including lower engineering spending, and higher sales in the Aerospace Group.

Aerospace Group sales of $85.5 million increased $5.2 million, or 6.5%, from $80.3 million in the prior year period. This was largely attributable to higher OEM product sales of 13% and declines in aftermarket product sales of 2%. During the third quarter of 2010, sales to OEMs and sales to aftermarket customers were 60.1% and 39.9%, respectively, of total sales, compared to 56.6% and 43.4%, respectively, in the same period last year. Operating profit increased by $8.1 million in the third quarter of 2010, compared to the third quarter of 2009, primarily due to a lower cost base, which included a $3.7 million decline in engineering expenses, and the favorable impact of the higher sales volume. Total engineering expense for the Aerospace Group was $11.0 million in the third quarter of 2010, which compared to $14.7 million in the third quarter of 2009.

Electronics Group sales of $57.7 million increased $1.1 million, or 1.9%, from $56.6 million in the prior year period. Approximately $2.0 million of core growth was partially offset by the $0.9 million unfavorable net impact of the GTC divestiture and Merrimac acquisition. Operating profit decreased $2.7 million compared to the third quarter of 2009, reflecting the unfavorable net impact of the aforementioned acquisition/divestiture and an unfavorable sales mix.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2010	2009
Sales	$54.9	$48.1	$6.8	14.2%
Operating profit	$8.0	$7.5	$0.4	5.8%
Operating margin	14.5%	15.7%

Third quarter 2010 sales of $54.9 million increased $6.8 million, or 14.2%, reflecting higher sales to our traditional RV and transportation product customers, while building product sales were flat, when compared to the prior year. Sales to our traditional RV customers increased by 25.2%, reflecting a stronger wholesale demand in the RV market albeit at a slower pace than the first half of 2010 as build rates are adjusted for the seasonally slower fall and winter. We experienced a 13.9% sales increase to our transportation-related customers, reflecting improved industry build rates. Operating profit in the third quarter of 2010 increased $0.4 million, or 5.8%, with the higher sales volume being substantially offset by increased raw material costs.

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2010	2009
Sales	$77.2	$75.9	$1.3	1.7%
Operating profit	$6.3	$6.9	$(0.7)	(9.4%)
Operating margin	8.1%	9.1%

Third quarter 2010 sales increased $1.3 million, or 1.7%, including a $2.4 million, or 3.2%, increase in core sales offset by unfavorable foreign currency translation of $1.1 million, or 1.5%. The increase in core sales primarily reflects higher sales in Vending Solutions. Despite the global slowdown in the gaming, retail and transportation end markets, sales were flat for our Payment Solutions products. Operating profit for the segment decreased by $0.7 million, or 9.4%, versus the third quarter of 2009 which was substantially attributable to the absence of the favorable impacts in 2009 of a legal settlement and the reduction of a liability estimate associated with a restructuring program.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2010	2009
Sales	$255.8	$266.8	$(11.0)	(4.1%)
Operating profit	$33.2	$34.9	$(1.7)	(4.8%)
Operating margin	13.0%	13.1%

Third quarter 2010 sales decreased $11.0 million, or 4.1%, driven by unfavorable foreign currency exchange of $6.2 million, or 2.3%, and a decline in core sales of $4.8 million, or 1.8%. The core sales decline reflects continued weakness and delays in later-cycle project activity in the energy and chemical markets, partially offset by improving trends in MRO activity. However, the 1.8% core decline was the lowest year-over-year decline experienced in six quarters. While operating profit in the third quarter of 2010 decreased $1.7 million due to deleverage on the reduced sales and the impact of unfavorable foreign exchange, operating margins were 13.0%, reflecting strong cost controls.

Controls

	Third Quarter		Change
(dollars in millions)	2010	2009
Sales	$29.6	$23.1	$6.5	28.4%
Operating profit (loss)	$1.9	$(1.7)	$3.6	NM
Operating margin	6.6%	(7.2%)

During the quarter, we divested two small parts of the Controls segment. The net gain of $2.0 million associated with these divestitures is included in Miscellaneous – Net in the Results of Operations for the third quarter of 2010.

The third quarter 2010 sales increase of $6.5 million reflects improvement in industrial transportation, and oil and gas related demand. Operating profit of $1.9 million showed meaningful improvement over 2009, reflecting the modest recoveries in end markets and the absence of losses from the divested businesses.

Results from Operations—Year-to-Date Period Ended September 30, 2010 Compared to Year-to-Date Period Ended September 30, 2009

All comparisons below reference the year to date period ended September 30, 2010 versus the year to date period ended September 30, 2009 (“prior year”), unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2010	2009	$	%
Net sales	$1,643.8	$1,651.3	$(7.5)	(0.5)
Operating profit	181.5	138.8	42.6	30.7
Operating margin	11.0%	8.4%
Other income (expense):
Interest income	0.8	1.6	(0.8)
Interest expense	(20.1)	(20.3)	0.1
Miscellaneous—net	0.8	2.3	(1.4)

	(18.5)	(16.4)	(2.2)

Income before income taxes	163.0	122.4	40.5
Provision for income taxes	48.0	36.0	12.1

Net income before allocation to noncontrolling interests	115.0	86.4	28.6
Less: Noncontrolling interest in subsidiaries earnings	0.2	0.2	(0.0)

Net income attributable to common shareholders	$114.8	$86.2	$28.6	33.2

Year to date 2010 sales decreased $7.5 million, or 0.5%, over the same period in 2009. Year to date 2010 core business sales declined approximately $18.3 million, or 1.2%. The impact of currency translation increased reported sales by approximately $12.6 million, or 0.8%, as the U.S. dollar weakened against other major currencies in the first nine months of 2010 compared to the same period in 2009. Year to date 2010 sales decreased $1.8 million due to the net impact of divestitures and acquisitions. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2010 and 2009 were 40.6% and 40.0% of total net sales, respectively.

Operating profit was $181.5 million in the first nine months of 2010 compared to $138.8 million in the comparable period of 2009. The increase over the prior year period was led by improved performance in our Aerospace & Electronics, Engineered Materials and Controls segments, partially offset by lower operating profit in our Fluid Handling segment. In addition, operating profit for the first nine months of 2009 included a charge related to a previously disclosed legal settlement of $7.3 million. Operating profit margins were 11.0% in the first nine months of 2010 compared to 8.4% in the comparable period of 2009.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Our effective tax rate of 29.5% for the nine months ended September 30, 2010 is equal to our effective tax rate of 29.5% for the nine months ended September 30, 2009. Compared to the prior year, our effective tax rate for the nine months ended September 30, 2010 was favorably affected by (i) a greater U.S. federal tax benefit for domestic manufacturing activities and (ii) a benefit for the reduction of unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations, while it was unfavorably affected by (i) a higher amount of income earned in 2010 in the U.S., where the statutory federal tax rate is 35% and (ii) the statutory expiration of the U.S. federal research tax credit as of December 31, 2009.

Order backlog at September 30, 2010 totaled $725.1 million, 9.1% higher than the backlog of $664.5 million at December 31, 2009, and 6.4% higher than the backlog of $681.6 million at September 30, 2009.

Segment Results

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$416.1	$435.8	$(19.7)	(4.5%)
Operating profit	$76.1	$56.3	$19.8	35.2%
Operating margin	18.3%	12.9%

The year to date 2010 sales decrease of $19.7 million, or 4.5%, reflected a sales decrease of $11.0 million in the Aerospace Group and a decline of $8.7 million in the Electronics Group. The segment’s operating profit increased $19.8 million, or 35.2%, in the first nine months of 2010 when compared to the same period in the prior year. The increase in operating profit was driven by a $25.0 million increase in operating profit in the Aerospace Group, partially offset by a $5.2 million decrease in operating profit in the Electronics Group.

Aerospace Group sales of $250.2 million decreased $11.0 million, or 4.2%, from $261.2 million in the prior year period. This decrease was attributable to declines in aftermarket product sales of 7.2% and commercial OEM product sales of 2.6%. Operating profit increased by $25.0 million, or 93.2%, in the first nine months of 2010 when compared to the same period in the prior year, primarily reflecting a $21.8 million decline in engineering expenses, partially offset by the unfavorable impact of the lower sales volumes. Total engineering expense for the Aerospace Group was $32.6 million in the first nine months of 2010, compared to $54.4 million in the first nine months of 2009.

Electronics Group sales of $165.9 million decreased $8.7 million, or 5.0%. The net effect of the GTC divestiture and the Merrimac acquisition lowered sales by $1.2 million. Operating profit declined $5.2 million compared to the first nine months of 2009, reflecting the deleverage on the reduced sales as well as approximately $1.9 million of purchase accounting costs and $2.2 million of additional amortization and depreciation expense associated with the Merrimac acquisition, partially offset by a lower cost base, which included lower engineering spending.

The Aerospace & Electronics segment backlog was $401.6 million at September 30, 2010 and included $24.5 million associated with the Merrimac acquisition, compared with $369.9 million at September 30, 2009 and $351.0 million at December 31, 2009.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$167.3	$128.0	$39.3	30.7%
Operating profit	$26.7	$13.6	$13.1	96.2%
Operating margin	15.9%	10.6%

Year to date 2010 sales increased $39.3 million, or 30.7%, reflecting higher sales to our traditional RV and transportation customers when compared to the prior year period. Sales to our traditional RV customers increased by 82.2% and sales to our transportation-related customers grew by 19.1%, while sales to our building products customers were generally flat. Operating profit in the first nine months of 2010 increased $13.1 million, or 96.2%, reflecting the higher sales volume, partially offset by higher raw material costs.

The Engineered Materials segment backlog was $11.4 million at September 30, 2010, compared with $8.5 million at September 30, 2009 and $12.1 million at December 31, 2009.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$221.9	$220.9	$1.0	0.4%
Operating profit	$19.3	$16.6	$2.8	16.7%
Operating margin	8.7%	7.5%

Year to date 2010 sales increased $1.0 million, or 0.4%, including favorable foreign currency translation of $2.1 million, or 0.9%, partially offset by a core sales decline of $1.1 million, or 0.5%. The decline in core sales primarily reflects lower demand for Payment Solutions products. Segment operating profit for the first nine months of 2010 increased by $2.8 million, or 16.7%, over the same period in 2009, due primarily to lower costs resulting from prior plant consolidations, and improved operating efficiencies, partially offset by the deleverage on the reduced sales of Payment Solutions and the absence of the favorable impacts in 2009 of a legal settlement and the reduction of a liability estimate associated with a restructuring program.

The Merchandising Systems segment backlog was $18.0 million at September 30, 2010, compared with $23.6 million at September 30, 2009 and $23.5 million at December 31, 2009.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$758.2	$796.4	$(38.2)	(4.8%)
Operating profit	$93.3	$98.7	$(5.4)	(5.4%)
Operating margin	12.3%	12.4%

Year to date 2010 sales decreased $38.2 million, or 4.8%, driven by a core sales decline of $49.5 million, or 6.2%, partially offset by favorable foreign currency exchange of $11.3 million, or 1.4%. The lower core sales performance, albeit improving since the beginning of the year, was impacted by broad-based volume declines and reflects unfavorable end markets which continue to impact many later-cycle, project-based energy, chemical, and pharmaceutical businesses, partially offset by improving trends in MRO activity. Segment operating profit decreased $5.4 million, or 5.4%, over the first nine months of 2010. The operating profit decrease was primarily due to volume deleverage, partially offset by savings associated with cost reduction initiatives.

The Fluid Handling segment backlog was $266.6 million at September 30, 2010, compared with $252.3 million at September 30, 2009 and $249.9 million at December 31, 2009.

Controls

	Year-to-Date		Change
(dollars in millions)	2010	2009
Sales	$80.3	$70.2	$10.1	14.3%
Operating profit (loss)	$2.9	$(3.0)	$5.9	NM
Operating margin	3.6%	(4.2%)

The year to date 2010 sales increase of $10.1 million and the increase in operating profit of $5.9 million reflects the improvement in transportation, and oil and gas related demand. Operating profit of $2.9 million showed meaningful improvement over 2009 reflecting the modest recoveries in end markets and the absence of losses from divested businesses.

The Controls segment backlog was $27.6 million at September 30, 2010, compared with $27.3 million at September 30, 2009 and $28.0 million at December 31, 2009.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. During 2009, in response to concerns about global economic growth, we executed broad-based restructuring actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million and favorably impacted our operating cash flow. While operating results during the third quarter 2010 were better than our expectations as we are beginning to see signs of recovery in certain key markets, demand remains at lower levels across most of our businesses. Accordingly, we continue to execute on our focused, disciplined approach to cost management to ensure we maintain a suitable liquidity position.

Cash and cash equivalents decreased by $57 million to $316 million at September 30, 2010 compared with $373 million at December 31, 2009. The decline resulted largely from our acquisition of Merrimac. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

To the extent global demand for industrial products and services declines further, we will have lower operating profit than we currently expect, and we may need to implement additional restructuring initiatives, both of which may have an adverse impact on our 2010 operating cash flow.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $59.3 million in the first nine months of 2010, a decrease of $66.4 million, or 52.8%, compared to the first nine months of 2009. The decrease resulted primarily from a $25 million discretionary pension contribution made during the third quarter of 2010, higher working capital requirements to support improving sales trends and net asbestos related payments of $43.7 million in the first nine months of 2010 when compared to net asbestos related payments of $34.8 million, which included a $14.5 million insurance settlement receipt, in the same period last year. The unfavorable change was partially offset by higher earnings.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows provided by divestitures of businesses or assets. Cash used in investing activities was $60.0 million in the first nine months of 2010, compared to $17.9 million used in the comparable period of 2009. The higher levels of cash flows used in investing activities were primarily due to the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010. This was partially offset by the decline in capital spending of $7.7 million. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect full-year 2010 capital expenditures to be in the range of $25 - $30 million, compared to $28 million in 2009.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, and repayments of indebtedness. Cash used in financing activities was $51.1 million during the first nine months of 2010, compared to $51.6 million used during the first nine months of 2009. Cash used in financing activities during the first nine months of 2010 was driven by dividends paid of $37.0 million and the repurchase of 881,258 shares of our common stock at a cost of $30 million, partially offset by net proceeds received from employee stock option exercises of $16.4 million. Cash used in financing activities during the first nine months of 2009 was driven by dividends paid of $35.1 million and changes in short-term debt of $16.4 million.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31, 2010	—	$—	—	—
August 1-31, 2010	524,538	35.16	—	—
September 1-30, 2010	43,220	35.66	—	—

Total	567,758	$35.20	—	—

The table above only includes the open-market repurchases of our common stock during the quarter ended September 30, 2010. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

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

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. REGISTRANT

Date
November 5, 2010	By	/s/ Eric C. Fast
Eric C. Fast President and Chief Executive Officer

Date
November 5, 2010	By	/s/ Richard A. Maue
Richard A. Maue Vice President, Controller Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.