Form 10-K
period 2010-12-31
CRANE CO /DE/
filed 2011-02-28
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

None

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

Yes    ☐         No    ☒

Based on the closing stock price of $30.21 on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,458,455,239.

The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,451,063 at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 18, 2011 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2010

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•

The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, fluctuations in raw material prices and the financial condition of our customers and suppliers;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully integrate recent acquisitions;

•	Our ability to successfully value acquisition candidates;

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	The ability of the U.S. government to terminate our contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects on our business and results of operations, as a whole, as a result of further increases in asbestos claims or the cost of defending and settling such claims;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	The effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

PART I / ITEM 1

Part I

Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.

We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, producing sustainable returns and excess cash flow. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.

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

We employ approximately 10,500 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 40% in 2010 and 2009.

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

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. This segment supplies critical components and systems, including original equipment and aftermarket parts, for both the commercial and military aerospace industries. Applications for our products include aircraft engines, landing gear, satellites and missiles, among others. The commercial aerospace market accounted for approximately 60% of segment sales in 2010, while sales to the military market were approximately 40% of total sales.

The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (ELDEC), Fluid Management (Lear Romec) and Cabin Systems (P.L. Porter). The Electronics Group products are organized into the following solution sets: Power Solutions (ELDEC, Keltec, Interpoint), Microwave Systems (Signal Technology and Merrimac) and Microelectronics (Interpoint). In 2008, Aircraft Electrical Power (a portion of the ELDEC business) was reclassified from the Aerospace Group to the Electronics Group as part of Power Solutions.

The Landing Systems solution set includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors and fuel pumps as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This solution set also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these solution sets are proprietary to us and are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, Tier 1 integrators (companies which make products specifically for an aircraft manufacturer), airlines, governments and aircraft maintenance, repair and overhaul (“MRO”) organizations. Manufacturing for Landing Systems is located in Burbank, California.

The Sensing and Utility Systems solution set includes custom position indication and control systems, proximity sensors, and pressure sensors for the commercial business, regional and general aviation, military, MRO and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Our Sensing and Utility Systems products are manufactured at facilities in Lynnwood, Washington and Lyon, France.

Our Fluid Management solution set includes lubrication and fuel pumps and fuel flow meters for aircraft and radar cooling systems for the commercial and military aerospace industries. It also includes fuel boost and transfer pumps for commuter and business aircraft. Our Fluid Management solutions are manufactured at three facilities located in Elyria, Ohio; Burbank, California; and Lynnwood, Washington.

Our Cabin Systems solution set includes motion control products for airline seating. We hold leading positions in both electro-

PART I / ITEM 1

mechanical actuation and hydraulic/mechanical actuation for aircraft seating, selling directly to seat manufacturers and to the airlines. Our Cabin Systems solutions are primarily manufactured in Burbank, California.

Our Power solution set includes custom low voltage and high voltage power supplies, miniature (hybrid) power modules, battery charging systems, transformer rectifier units (TRUs), high power traveling wave tube (TWT) transmitters and power for TWT and solid state transmitters and amplifiers for a broad array of applications predominantly in the defense, commercial aerospace, and space markets. These products are used to provide power for avionics, weapons systems, radar, electronic warfare suites, communications systems, data links, aircraft utilities systems, emergency power, bulk ac/dc power conversion and motor pulse power. Products range from standard modules to full custom designed power management and distribution systems. We supply our products to commercial aerospace and space prime contractors, Tier 1 integrators, U.S. Department of Defense prime contractors and foreign allied defense organizations. Facilities are located in Redmond and Lynnwood, Washington; Ft. Walton Beach, Florida; and Kaohsiung, Taiwan.

Our Microwave Systems solution set includes sophisticated electronic radio frequency components and subsystems. These products are used in defense and space electronics applications that include radar, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels, sensors and communications capability on unmanned aerial systems and applications for mounted and dismounted land combat troops. Facilities are located in Beverly, Massachusetts; Chandler, Arizona; West Caldwell, New Jersey; and San Jose, Costa Rica.

Our Microelectronics solution set, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in medical, military and commercial aerospace industries.

The Aerospace & Electronics segment employed approximately 2,700 people and had assets of $499 million at December 31, 2010. The order backlog totaled $432 million, which included $23 million pertaining to our acquisition of Merrimac Industries Inc. (“Merrimac”) and $351 million at December 31, 2010 and 2009, respectively.

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

The Engineered Materials segment employed approximately 660 people and had assets of $255 million at December 31, 2010. The order backlog totaled $12 million at both December 31, 2010 and 2009.

Merchandising Systems

The Merchandising Systems segment is divided into two businesses, Vending Solutions and Payment Solutions.

Our Vending Solutions business, which is primarily engaged in the design and manufacture of vending equipment and related solutions, creates customer value through innovation by improving consumer experience and store profitability. Our products, which include a full line of vending options, including food, snack, coffee and cold beverages, are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Our solutions include vending management software to help customers operate their businesses more profitably, become more competitive and increase cash flow for continued business investment. During 2009, facility consolidation activities resulted in the closure of the St. Louis, Missouri manufacturing facility. Consolidation activities were completed in 2010. Production facilities for Vending Solutions are located in Williston, South Carolina and Chippenham, England.

Our Payment Solutions business provides high technology products serving four global vertical markets: Retail, Vending, Gaming and Transportation. Our payment systems solutions for these markets include coin accepters and dispensers, coin hoppers, bill validators and bill recyclers. Major facilities are located in Manchester, England; Buxtehude, Germany; Concord, Ontario, Canada; Kiev, Ukraine; and Salem, New Hampshire.

The Merchandising Systems segment employed approximately 1,840 people and had assets of $420 million at December 31, 2010. Order backlog totaled $30 million at December 31, 2010 (which included $8 million pertaining to our December 2010 acquisition of Money Controls Limited (“Money Controls”)) and $24 million at December 31, 2009.

Fluid Handling

The Fluid Handling segment is a provider of highly engineered fluid handling equipment, such as valves, lined pipe and pumps, for critical performance applications that require high reliability. The segment operates through vertically focused end-market businesses consisting of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply.

The Valve Group business includes: Crane ChemPharma Flow Solutions, Crane Energy Flow Solutions (“Crane Energy”) and Building Services & Utilities. During 2009, Crane Valve Services was made a part of Crane Energy in order to better serve our global customers in the nuclear power market.

The Valve Group is a global manufacturer of critical on/off process valves for demanding applications in industrial end markets, as well as innovative valves, coupling and gas components for commercial construction and utilities end markets. Products and

PART I / ITEM 1

services include a wide variety of valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors, actuators and valve testing. Markets served include the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, water and wastewater, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes, Brownall, Resistoflex and Duochek. Major facilities and sales/service centers are located in the United States, as well as in Australia, Austria, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Kingdom of Saudi Arabia, Mexico, the Netherlands, Northern Ireland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and Wales.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks and Barnes. Pumps are sold to a broad customer base that includes industrial, municipal, and commercial water and wastewater, commercial heating, ventilation and air-conditioning industries, original equipment manufacturers and military applications. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea, Ontario, Canada; and Zhejiang, China.

Crane Supply, a distributor of valves, fittings, piping and plumbing supplies maintains 32 distribution facilities throughout Canada.

The Fluid Handling segment employed approximately 4,950 people and had assets of $830 million at December 31, 2010. Order backlog totaled $272 million and $250 million at December 31, 2010 and 2009, respectively.

Controls

The Controls segment provides customer solutions for sensing and control applications and has special expertise in control solutions for difficult and hazardous environments. It includes four businesses: Barksdale (valves and pressure, temperature and level sensors); Azonix (ultra-rugged computers, mobile rugged displays, measurement and control systems and intelligent data acquisition products); Dynalco (instruments and controls); and Crane Environmental (specialized water purification solutions).

The Controls segment employed approximately 410 people and had assets of $67 million at December 31, 2010. Order backlog totaled $22 million and $28 million at December 31, 2010 and 2009, respectively.

Acquisitions

We have completed 11 acquisitions since the beginning of 2006.

During 2010, we completed two acquisitions at a total cost of approximately $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $47 million.

In December 2010, we completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 full-year sales were approximately $64 million and the purchase price was approximately $90 million, net of cash acquired of $3 million. Money Controls is being integrated into the Payment Solutions business within our Merchandising Systems segment.

In February 2010, we completed the acquisition of Merrimac, a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was $54 million in cash, including the repayment of $3 million of assumed debt. Merrimac was integrated into the Electronics Group within our Aerospace & Electronics segment.

During 2008, we completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. Goodwill for the 2008 acquisitions amounted to $14 million.

In December 2008, we acquired all of the capital stock of the Krombach Group of Companies (“Krombach”). Krombach is a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. Krombach’s 2008 full year sales were approximately $100 million, and the purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach was integrated into the Crane Energy business within our Fluid Handling segment.

In September 2008, we acquired all of the capital stock of Delta Fluid Products Limited (“Delta”), a leading designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of $39 million in 2008 and was integrated into the Building Services & Utilities business within our Fluid Handling segment.

During 2007, we completed two acquisitions at a total cost of $65 million. Goodwill for the 2007 acquisitions amounted to $29 million.

In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass-reinforced plastic panels used in the manufacture of RVs. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and was integrated into the Noble Composites business within our Engineered Materials segment.

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

PART I / ITEM 1

million. Noble, located in Goshen, Indiana, specializes in the manufacture and sale of premium, high-gloss finished composite panels for use by RV manufacturers. Noble had annual sales of $37 million in 2005. Noble was integrated into our Engineered Materials segment.

In June 2006, we acquired all of the outstanding capital stock of Telequip Corporation (“Telequip”) for a cash purchase price of $45 million. Telequip, with headquarters in Salem, New Hampshire, provides embedded and free-standing coin dispensing solutions principally focused on applications in supermarkets, convenience stores, quick-service restaurants and self-checkout and kiosk equipment markets. Telequip had total annual sales of $20 million in 2006. Telequip was integrated into the Payment Solutions business within our Merchandising Systems segment.

In June 2006, we acquired certain assets of Automatic Products International (“AP”), a privately held manufacturer of vending equipment. In September 2006, additional assets of AP were acquired and a second payment made for a total purchase price of $30 million. The acquisition included AP’s extensive distribution network, product line designs and trade names, manufacturing equipment, aftermarket parts business, inventory and other related assets. AP had total annual sales of $40 million in 2006. AP equipment production was consolidated into the Vending Solutions business in our Merchandising Systems segment.

In January 2006, we acquired substantially all of the assets of CashCode Co. Inc. (“CashCode”), a manufacturer of bill validators, storage and recycling devices for use in a variety of niche applications in vending, gaming, retail and transportation industries, for $86 million in cash. CashCode had sales of $48 million in 2005. CashCode is located in Concord, Ontario, Canada and Kiev, Ukraine. CashCode was integrated into the Payment Solutions business within our Merchandising Systems segment.

Divestitures

In July 2010, we sold Wireless Monitoring Systems (“WMS”) to Textron Systems for $3 million. WMS was included in our Controls segment. WMS had sales of $3 million in 2009.

During 2009, we sold General Technology Corporation (“GTC”) to IEC Electronics Corp. for $14 million. GTC, also known as Crane Electronic Manufacturing Services, was included in our Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009.

In December 2007, together with our partner, Emerson Electric Co., we sold the Industrial Motion Control, LLC (“IMC”) joint venture, generating proceeds to us of $33 million. Our investment in IMC was $29 million.

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

During 2009, as sales levels declined further than expected, we accelerated our productivity programs to ensure our cost base was sized appropriately and to maximize cash flow. Based on the traction of our cost savings initiatives, including substantial reductions in engineering expense and other general expense categories, we raised our initial 2009 savings target from $75 million to in excess of $150 million for the full year. We exceeded our revised target and achieved full-year savings of approximately $175 million, or 8% of 2009 total sales.

In 2010, we continued to realize benefits from our productivity initiatives and, in addition, we reduced Aerospace engineering expense by $23 million as several key development programs were largely completed.

As a result of all of the aforementioned cost reduction activities, which included substantially reduced Aerospace engineering expense, operating profit in 2010 increased 13% despite a sales increase of only 1%.

For additional segment level information related to restructuring activities, you should refer to the information set forth under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report as well as in Part II, Item 8 under Note 15, “Restructuring” to the Consolidated Financial Statements.

Competitive Conditions

Our lines of business are conducted under highly competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify our competitive position, although we believe that we are a principal competitor in many of our markets. Our principal method of competition is production of quality products at competitive prices in a timely and efficient manner.

Our products have primary application in the aerospace, defense electronics, non-residential construction, RV, transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities. As such, our revenues are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide

PART I / ITEM 1

variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.

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

Research and Development

Research and development costs are expensed when incurred. These costs were $65.9 million, $98.7 million and $153.4 million in 2010, 2009 and 2008, respectively, and were incurred primarily by the Aerospace & Electronics segment. Funds received from customer-sponsored research and development projects were $9.2 million, $8.1 million and $15.5 million in 2010, 2009 and 2008, respectively, and were recorded in net sales.

Our Customers

No customer accounted for more than 10% of our consolidated revenues in 2010, 2009 or 2008.

Raw Materials

Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have generally caused increases in the costs of steel, copper and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business, and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.

Seasonal Nature of Business

Our business does not experience significant seasonality.

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics segment and our Fluid Handling segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, many government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements; please refer to “Item 1A. Risk Factors.”

Financing

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire on September 26, 2012. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2010 and 2009 and was not used in 2008. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2010, our ratio was 29%.

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

Available Information

We file annual, quarterly and current reports and amendments to these reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public

PART I / ITEM 1

Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Crane Co. Code of Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director since 2001.	61	1999

David E. Bender	Group President, Electronics	President, Electronics Group of Aerospace & Electronics since 2005.	51	2007

Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since May 2007. Vice President of Sales, North American Building Materials with Owens Corning from 2005 to 2007.	55	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	59	1996

Bradley L. Ellis	Group President, Merchandising Systems and Vice President, Crane Business System	Vice President, Crane Business System since March 2009. Group President, Merchandising Systems since 2003.	42	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources since 2001.	57	2001

Andrew L. Krawitt	Vice President, Treasurer and Principal Financial Officer	Vice President, Treasurer since September 2006 and Principal Financial Officer since May 2010. Director, Financial Planning & Analysis of PepsiCo from 2005 to September 2006.	45	2006

Richard A. Maue	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since August 2007. Vice President, Controller and Chief Accounting Officer of Paxar Corporation from 2005 to August 2007.	40	2007

Max H. Mitchell	Group President, Fluid Handling	Group President, Fluid Handling since 2005.	46	2004

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	56	1989

Thomas J. Perlitz	Vice President, Corporate Strategy and Group President, Controls	Vice President, Corporate Strategy since March 2009 and Group President, Controls since October 2008. Vice President, Operational Excellence from 2005 to 2009.	42	2005

Curtis P. Robb	Vice President, Business Development	Vice President, Business Development since 2005.	56	2005

Michael Romito	Group President, Aerospace	President, Aerospace Group of Aerospace & Electronics since March 2009. Consultant to several divisions of Alliant Techsystems, Inc. from 2006 to 2009. Group Vice President, Marketing and Customer Support, at Parker Hannifin from 1990 to 2006.	60	2009

PART I / ITEM 1A

Item 1A. Risk Factors.

The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Business

We are subject to numerous lawsuits for asbestos-related personal injury, and costs associated with these lawsuits may adversely affect our results of operations, cash flow and financial position.

We are subject to numerous lawsuits for asbestos-related personal injury. Estimation of our ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial or on appeal. A legislative solution or a structured settlement transaction could also change the estimated liability. These uncertainties may result in us incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlements and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to predict such future events. The resolution of these claims may take many years, and the effect on results of operations, cash flow and financial position in any given period from a revision to these estimates could be material.

As of December 31, 2010, we were one of a number of defendants in cases involving approximately 65,000 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

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

We have recorded a liability for pending and reasonably anticipated asbestos claims through 2017, and while it is probable that this amount will change and that we may incur additional liabilities for asbestos claims after 2017, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time.

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Beginning in the second half of 2008 and through 2009, the global economy slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Restrictions on credit availability have and could continue to adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. While economic conditions began showing signs of gradual improvement during 2010, the overall rate of global recovery experienced during the year was uneven and uncertainty continues to exist over the stability of the recovery. A return to unfavorable economic conditions, or even an increase in economic uncertainty, could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. See “Specific Risks Relating to Our Business Segments.”

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.

Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For example, during 2008, we recorded a charge of $24 million, related to increases in our expected liability at our Goodyear, Arizona Superfund site pursuant to changes in site conditions.

PART I / ITEM 1A

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

The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits could be adversely affected by further increases in resin and fiberglass material costs and by the inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in our Fluid Handling and Merchandising Systems segments similarly are affected by fluctuations in the price of metals such as steel and copper. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials continue to increase, our operating costs could be negatively affected.

Our ability to obtain parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.

Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to procure these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, price volatility or the unavailability of some raw materials may have an adverse effect on our operating results and financial condition.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.

A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our Aerospace businesses could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products. In our Fluid Handling segment, a slower recovery of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are cancelled or delayed. Results in our Controls segment could decline because of an unanticipated decline in demand for the businesses’ products from the oil and gas or heavy truck markets, or from unforeseen product obsolescence. Results at our Merchandising Systems segment could be affected by sustained low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, confection and borrowing costs.

We could face potential product liability or warranty claims, we may not accurately estimate costs related to such claims, and we may not have sufficient insurance coverage available to cover such claims.

Our products are used in a wide variety of commercial applications and certain residential applications. We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or that the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. Moreover, any such lawsuits, whether or not successful, could result in adverse publicity to us, which could cause our sales to decline.

In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.

We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability not covered by insurance or that exceeds our established reserves could materially and adversely impact our financial condition and results of operations.

PART I / ITEM 1A

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.

We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, we announce from time to time restructuring activities, which include workforce reductions and facility consolidations. For example, beginning in the fourth quarter of 2008 and through 2009, in response to disruptions in the credit markets and a substantially weakened global economy, we implemented restructuring and general cost reduction activities in order to align our cost base to then lower levels of demand. In 2010, we maintained our reduced cost structure and certain of our target markets began to show signs of recovery. However, our failure to respond to further declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.

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

A significant portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have a significant impact on our consolidated financial position, results of operations and cash flow.

For example, the volatility in the financial markets resulted in lower than expected returns on our pension assets in 2008, which resulted in higher pension expense and contributions in subsequent years. We recorded pension expense of $14 million, $18 million and $0 in 2010, 2009 and 2008, respectively, related to our defined-benefit pension plans. In addition, we contributed $42 million, $33 million and $10 million to our defined-benefit pension plans in 2010, 2009 and 2008, respectively, of which $25 million and $17 million was made on a discretionary basis to our U.S. defined benefit plan in 2010 and 2009, respectively, to improve the funded status of this plan and to reduce future expected contributions. We expect our pension expense and contributions in 2011 to be $10 million and $15 million, respectively.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations, such as the recent acquisitions of Merrimac and Money Controls, involves significant risks and uncertainties, including:

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

Net sales and assets related to our operations outside the United States were 40% and 41% in 2010, and 40% and 33% in 2009, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting

PART I / ITEM 1A

business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate.

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

Specific Risks Relating to Our Business Segments

The macroeconomic climate represents one of the most significant risks for 2011 and could cause our customers across our business segments to delay, forego or reduce the amount of their investments in our products or delay payments of amounts due to us. In addition, declines in foreign currency exchange rates, primarily the euro, the British pound or the Canadian dollar, could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.

Aerospace & Electronics

Our Aerospace & Electronics segment is particularly affected by economic conditions in the commercial and military aerospace industries which are cyclical in nature and affected by periodic downturns that are beyond our control. Although the operating environment currently faced by commercial airlines has shown signs of gradual improvement in 2010, uncertainty continues to exist. The principal markets for manufacturers of commercial aircraft are large commercial airlines, which could be adversely affected by a number of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, worldwide airline profits, terrorism, pandemic health issues and general economic conditions. Our commercial business is also affected by the market for business jets which could be adversely impacted by a decline in business travel due to lower corporate profitability. In addition, a portion of this segment’s business is conducted under U.S. government contracts and subcontracts; therefore, a reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business. Our sales to military customers are also affected by a continued pressure on U.S. and global defense spending and the level of activity in military flight operations. Furthermore, due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot predict the economic conditions that will exist when any new product is complete. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

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

Engineered Materials

In our Engineered Materials segments, sales and profits could fall if there were a decline in demand for trucks trailers, RVs and building products for which our business produce fiberglass panels. While RV orders improved in late 2009 and through most of 2010, given that a large portion of the improvement related to inventory restocking, future demand remains uncertain. In addition, profits could also be adversely affected by further increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the business to maintain product cost and functionality advantages when compared to competing materials.

In addition, we are defending five consolidated lawsuits, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly. In September 2009, as the case was nearing its trial date, the parties filed dispositive motions, all of which were denied. The parties appealed those rulings, and the appellate court rejected the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowed the plaintiffs to proceed on their ordinary negligence claims. The case is expected to be tried in the Fall of 2011. We believe that we have valid defenses to the remaining claims alleged in these lawsuits. We have given notice of these lawsuits to our insurance carriers and will seek coverage for any resulting losses. Our carriers have issued standard reservation of rights letters but are engaged with our trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the

PART I / ITEM 1A

resulting liability could have a significant effect on our results of operations and cash flow in the periods affected.

Merchandising Systems

Results at our Merchandising Systems businesses could be reduced by unfavorable economic conditions, including sustained or increased levels of unemployment, inflation for key raw materials and continued increases in fuel costs. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, or unfavorable changes in gaming regulations affecting certain of our Payment Solutions customers would adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound and the Canadian dollar versus the U.S. dollar. We also may not be able to successfully integrate and realize the expected benefits of our acquisition of Money Controls.

Fluid Handling

The markets for our Fluid Handling businesses’ products and services are fragmented and highly competitive. We compete against large and well established national and global companies, as well as smaller regional and local companies. While we compete based on technical expertise, timeliness of delivery, quality and reliability, the competitive influence of pricing has broadened as a result of the recent global economic downturn and generally weaker demand levels. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. Additionally, volatility in commodity prices could negatively affect the level of these activities and continued postponement of capital spending decisions or the delay or cancellation of projects. Throughout 2010, we experienced continued depressed conditions for process valves served by our Crane Energy business in the North American power market and downstream oil and gas markets, both of which have been particularly affected by the economic downturn. Continued weakness in these markets and/or further delays in large process valve projects may put further pressure on operating margins in our Fluid Handling segment. In addition, to the extent we are unable to effectively reduce our cost base in response to further, unanticipated declines in demand for our products, our operating results would be adversely affected.

In addition, at our foreign operations, reported results in U.S. dollar terms could be eroded by a weakening of currency of the respective businesses, particularly where we operate using the euro, British pound and Canadian dollar.

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

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

Total Manufacturing Facilities	Number	Area (sq.ft.)
Aerospace & Electronics
United States	8	829,000
International	3	100,000
Engineered Materials
United States	7	837,000
International	1	31,000
Merchandising Systems
United States	9	1,176,000
International	4	369,000
Fluid Handling
United States	9	846,000
International	22	3,476,000
Controls
United States	5	207,000
International	1	27,000

Leased Manufacturing Facilities	Lease Expiring Through	Number	Area (sq.ft.)
United States	2015	13	439,000
International	2021	13	1,047,000

OTHER FACILITIES

Aerospace & Electronics operates one leased service center in the United States. This segment also operates three leased distribution centers; one in the United States and two outside the United States.

Engineered Materials operates one leased service center in the United States. This segment also operates one leased distribution center in the United States.

Merchandising Systems operates five service centers; two in the United States, of which one is leased, and three outside the United States which are leased. This segment also operates 12 distribution centers; seven in the United States which are leased, and five outside the United States, of which four are leased.

Fluid Handling operates 36 service centers; four in the United States, of which three are leased, and 32 outside the United States, of which 25 are leased. This segment also operates 46 distribution centers; three in the United States, of which one is leased, and 43 outside the United States, of which 30 are leased.

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

Item 4. (Removed and Reserved)

PART II / ITEM 5

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2010 and 2009.

MARKET AND DIVIDEND INFORMATION—CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2010 High	2010 Low	2009 High	2009 Low	2010	2009
First	$36.25	$29.13	$20.16	$12.46	$0.20	$0.20
Second	$39.13	$29.17	$25.63	$15.98	0.20	0.20
Third	$38.81	$28.69	$26.80	$20.24	0.23	0.20
Fourth	$41.49	$36.76	$32.40	$24.42	0.23	0.20
					$0.86	$0.80
On December 31, 2010, there were approximately 3,113 holders of record of Crane Co. common stock.

The following table summarizes our share repurchases during the year ended December 31, 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1- 28	—	—	—	—
March 1-31	—	—	—	—
Total January 1 — March 31, 2010	—	—	—	—
April 1-30	—	—	—	—
May 1-31	84,500	$32.13	—	—
June 1-30	229,000	$31.77	—	—
Total April 1 — June 30, 2010	313,500	$31.86	—	—
July 1-31	—	—	—	—
August 1-31	524,538	$35.16	—	—
September 1-30	43,220	$35.66	—	—
Total July 1 — September 30, 2010	567,758	$35.20	—	—
October 1-31	—	—	—	—
November 1-30	515,350	$38.81	—	—
December 1-31	—	—	—	—
Total October 1 — December 31, 2010	515,350	$38.81	—	—

Total January 1 — December 31, 2010	1,396,608	$35.79	—	—

The table above only includes the open-market repurchases of our common stock during the year ended December 31, 2010. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

PART II / ITEM 6

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Net sales(a)	$2,217,825	$2,196,343	$2,604,307	$2,619,171	$2,256,889
Operating profit (loss)(b)	235,162	208,269	197,489	(107,656)	247,936
Interest expense	(26,841)	(27,139)	(25,799)	(27,404)	(23,015)
Income (loss) before taxes(a)(b)(c)	210,929	184,926	183,647	(118,788)	239,504
Provision (benefit) for income taxes(d)	56,739	50,846	48,694	(56,553)	73,447
Net income (loss) attributable to common shareholders(d)	154,170	133,856	135,158	(62,342)	165,887
Earnings (loss) per basic share(d)	2.63	2.29	2.27	(1.04)	2.72
Earnings (loss) per diluted share(d)	2.59	2.28	2.24	(1.04)	2.67
Cash dividends per common share	0.86	0.80	0.76	0.66	0.55
Total assets	2,706,697	2,712,898	2,774,488	2,877,292	2,436,846
Long-term debt	398,736	398,557	398,479	398,301	398,122
Accrued pension and postretirement benefits	98,324	141,849	150,125	52,233	59,996
Long-term asbestos liability	619,666	730,013	839,496	942,776	459,567
Long-term insurance receivable — asbestos	180,689	213,004	260,660	306,557	170,400

(a)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to our brake control systems in 2009.
(b)	Includes i) $1,276 of transactions costs associated with the acquisition of Money Controls in 2010 ii) $16,360 from the above-mentioned settlement related to our brake control systems in 2009, iii) a net charge of $7,250 related to a lawsuit settlement in connection with our fiberglass-reinforced plastic material in 2009, iv) restructuring charges of $6,676, $5,243 and $40,703 in 2010, 2009 and 2008, respectively, v) environmental provisions of $24,342 and $18,912 in 2008 and 2007, respectively, vi) a foundry restructuring gain, net, of $19,083 in 2007, vii) a governmental settlement of $7,600 in 2007, viii) an asbestos provision of $390,150 in 2007 and ix) an environmental reimbursement of $4,900 in 2006.
(c)	Includes the effect of items cited in note (a) and (b) and a gain on sale of a joint venture of $4,144 in 2007.
(d)	Includes the tax effect of items cited in notes (a) (b) and (c) as well as a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls in 2010, a $5,238 tax benefit related to a divestiture in 2009 and a $10,400 tax provision in 2007 for the potential repatriation of $194,000 of foreign cash.

PART II / ITEM  7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

We are a diversified manufacturer of highly engineered industrial products. Our business consists of five segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2010, 2009 and 2008 is affected by the following significant items:

GE Aviation Systems LLC and The Boeing Company Settlement

During the fourth quarter of 2009, we executed agreements with GE Aviation Systems LLC and The Boeing Company resolving our claims relating to the brake control monitoring system being developed by our Aerospace Group for the Boeing 787 (the “787 Settlement Claim”). As a result of the agreement, our Aerospace Group recognized an increase in sales and operating profit of $18.9 million and $16.4 million, respectively, in 2009.

Fiberglass-Reinforced Plastics Lawsuit

On April 17, 2009, we reached an agreement to settle a lawsuit brought by a customer alleging failure of the Company’s fiberglass-reinforced plastic material in RV sidewalls manufactured by such customers. In mediation, we agreed to a settlement aggregating $17.75 million. Based upon both insurer commitments and liability estimates previously recorded in 2008, we recorded a pre-tax charge of $7.25 million in connection with this settlement in 2009.

Restructuring and Related Costs

During the fourth quarter of 2008, we initiated broad-based restructuring actions to align our cost base to then current market conditions which included facility consolidations, headcount reductions and other related costs. At December 31, 2008, we recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million. The charges include workforce reduction expenses and facility exit costs of $25.0 million and $15.7 million related to asset write-downs.

In 2009, we substantially completed our restructuring actions and recorded pre-tax restructuring and related charges in the business segments totaling $5.2 million. The charges included workforce reduction expenses and facility exit costs of $5.0 million and $0.2 million related to asset write-downs.

During 2010, we recorded pre-tax restructuring and related charges in the business segments totaling $6.7 million. The charges are primarily related to plant consolidations associated with our Crane Energy Flow Solutions business and redundant costs associated with our Money Controls acquisition.

Environmental Charge

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2010, 2009 and 2008 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds at the Site, including components for critical military programs, from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The remediation activities have changed over time due in part to the changing groundwater flow rates and contaminant plume direction, and required changes and upgrades to the remediation equipment in operation at the Site. These changes have resulted in the Company revising its liability estimate from time to time. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. As of December 31, 2009 and 2010, the liability estimate was $53.8 million and $40.5 million, respectively.

Reinvestment of Non-U.S. Earnings

Associated with our acquisition of Money Controls in December 2010, we considered whether it was necessary to maintain a previously established deferred tax liability representing the additional income tax due upon the ultimate repatriation of a portion of our non-U.S. subsidiaries’ undistributed earnings. We considered our history of utilizing non-U.S. cash to acquire overseas businesses, our current and future needs for cash outside the U.S., our ability to satisfy U.S. based cash needs with cash generated by our U.S. operations, and tax reform proposals calling for lower U.S. corporate tax rates. Based on these factors, we concluded that as of December 31, 2010, all of our non-U.S. subsidiaries’ earnings are indefinitely reinvested outside the U.S., and as a result, we reversed the aforementioned deferred tax liability and recorded a $5.6 million tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divestitures

In December 2009, we sold General Technology Corporation (“GTC”) generating proceeds of $14.2 million and an after-tax gain of $5.2 million. GTC, also known as Crane Electronic Manufacturing Services, was included in our Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009.

Results From Operations—For the Years Ended December 31, 2010, 2009 and 2008

	For the year ended December 31,			2010 vs 2009 Favorable / (Unfavorable) Change		2009 vs 2008 Favorable / (Unfavorable) Change
(in millions, except %)	2010	2009	2008	$	%	$	%
Net Sales
Aerospace & Electronics	$577	$590	$639	$(13)	(2)	$(49)	(8)
Engineered Materials	212	172	255	40	23	(83)	(33)
Merchandising Systems	298	293	402	5	2	(109)	(27)
Fluid Handling	1,020	1,050	1,162	(30)	(3)	(112)	(10)
Controls	110	92	147	19	20	(55)	(38)
Total Net Sales	$2,218	$2,196	$2,604	$21	1	$(408)	(16)
Sales Growth:
Core business				$12	1	$(435)	(17)
Acquisitions/dispositions				2	—	115	4
Foreign exchange				7	—	(88)	(3)
Total Sales Growth				$21	1	$(408)	(16)
Operating Profit (Loss)
Aerospace & Electronics	$109	$96	$54	$13	14	$42	77
Engineered Materials	30	20	4	10	53	16	363
Merchandising Systems	17	21	32	(4)	(21)	(11)	(34)
Fluid Handling	123	132	159	(9)	(7)	(27)	(17)
Controls	6	(4)	11	10	NM	(15)	(137)
Total Segment Operating Profit*	$285	$265	$260	$20	8	$5	2
Corporate Expense	(49)	(56)	(39)	7	12	(17)	(44)
Corporate — Environmental Charge	—	—	(24)	—	—	24	—
Total Operating Profit	$235	$208	$197	$27	13	$11	5
Operating Margin %
Aerospace & Electronics	18.9%	16.3%	8.5%
Engineered Materials	14.2%	11.4%	1.7%
Merchandising Systems	5.6%	7.2%	8.0%
Fluid Handling	12.0%	12.6%	13.7%
Controls	5.3%	(4.8% )	7.6%
Total Segment Operating Profit Margin %*	12.8%	12.0%	10.0%
Total Operating Margin %	10.6%	9.5%	7.6%

*	The disclosure of total segment operating profit and total segment operating profit margin provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the disclosure of total segment operating profit and total segment operating profit margin, non-GAAP financial measures, present additional useful comparisons between current results and results in prior operating periods, providing investors with a clearer view of the underlying trends of the business. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in addition to, and not as a substitute for our reported results prepared in accordance with GAAP.

Restructuring and related charges of $7 million, $5 million and $41 million in 2010, 2009 and 2008, respectively, were included in segment operating profit as follows:

	For the year ended December 31,
(in millions)	2010	2009	2008
Restructuring Charge (Gain)
Aerospace & Electronics*	$—	$3	$2
Engineered Materials*	—	—	19
Merchandising Systems	3	(3)	13
Fluid Handling	3	5	6
Controls	—	—	1
Total Restructuring Charge	$7	$5	$41

*	Includes restructuring charges of less than $0.5 million in 2010

PART II / ITEM  7

2010 compared with 2009

Sales in 2010 increased $21 million, or 1%, to $2.218 billion compared with $2.196 billion in 2009. The sales increase was driven by an increase in core business of $12 million (0.6%), favorable foreign exchange of $7 million (0.3%) and a net increase in revenue from acquisitions and dispositions of $2 million (0.1%). Our Aerospace & Electronics segment reported a sales decrease of $13 million, or 2%. Our Aerospace Group had a 4% sales decrease in 2010 compared to the prior year, reflecting the absence of $18.9 million related to the 787 Settlement Claim, partially offset by higher commercial and military other equipment manufacturer (“OEM”) product sales. The Electronics Group experienced a $1 million sales increase due to the net effect of the GTC divestiture and the Merrimac acquisition which increased sales by $3 million, partially offset by lower core sales of $2 million. In our Engineered Materials segment, sales increased 23%, reflecting substantially higher sales to our traditional RV customers as well as, to a lesser extent, our transportation-related and international customers, while building product sales were flat. Merchandising Systems segment revenue increased 2% in 2010, reflecting volume increases in both Vending and Payment Solutions. Our Fluid Handling segment’s sales decreased $30 million, or 3%, which was primarily attributable to volume declines in our later cycle energy business, reflecting the downturn in the North American power market and downstream oil and gas markets, partially offset by improving trends in maintenance, repair and overhaul (“MRO”) activities.

Total segment operating profit increased $20 million, or 8%, to $285 million in 2010 compared to $265 million in 2009. Total segment operating profit in 2010 included $6.7 million of restructuring charges and $1.3 million of purchase accounting costs. Total segment operating profit in 2009 included approximately $16.4 million of profit attributable to the 787 Settlement Claim and $5.2 million of restructuring charges. As a percent of sales, total segment operating margins increased to 12.8% in 2010 compared to 12.0% in 2009.

The increase in segment operating profit over the prior year was driven primarily by increases in operating profit in our Aerospace & Electronics, Engineered Materials, and Controls segments, partially offset by decreases in our Fluid Handling and Merchandising Systems segments. Our Aerospace & Electronics segment operating profit was $13 million higher, or 14%, in 2010 compared to the prior year; our Engineered Materials segment operating profit was $10 million higher, or 53%, in 2010 compared to the prior year; and our Controls segment operating profit was $10 million higher in 2010 compared to the prior year. The significant improvement in the Aerospace & Electronics segment operating profit reflected a $23 million decrease in Aerospace engineering expense related to a decline in activities associated with the Boeing 787 and several other programs, partially offset by the absence of $16.4 million related to the 787 Settlement Claim. The increase in Engineered Materials reflected the higher sales volume, partially offset by higher raw material costs. The decline in operating profit in our Merchandising Systems segment primarily reflected an increase in restructuring costs as well as transaction costs related to our acquisition of Money Controls in 2010, and the absence of favorable legal settlements in 2009. The decline in our Fluid Handling segment was primarily attributable to the impact of lower sales volumes.

Total operating profit was $235 million in 2010 compared to $208 million in 2009. In addition to the aforementioned segment results, 2009 operating results included a $7.3 million charge related to the lawsuit settlement in connection with our fiberglass-reinforced plastic business.

Net income attributable to common shareholders in 2010 was $154.2 million as compared with net income attributable to common shareholders of $133.9 million in 2009. In addition to the items mentioned above, net income in 2010 included a tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls ($5.6 million) and net income in 2009 included an after-tax gain associated with the divestiture of GTC ($5.2 million).

2009 compared with 2008

Sales in 2009 decreased $408 million, or 16%, to $2.196 billion compared with $2.604 billion in 2008. The sales decrease was driven by a core business decline of $435 million (17%) and unfavorable foreign exchange of $88 million (3%), partially offset by a net increase in revenue from acquisitions and dispositions of $115 million (4%). The Aerospace & Electronics segment reported a sales decrease of $49 million, or 8%. Our Aerospace Group had an 11% sales decrease in 2009 compared to the prior year, reflecting lower commercial OEM activity, particularly for regional and business jets, as well as lower commercial aftermarket sales, partially offset by $18.9 million of incremental sales in 2009 related to the 787 Settlement Claim. The Electronics Group experienced a 2% sales decline year-over-year driven by lower volumes of our Custom Power Solutions products. In our Engineered Materials segment, we continued to experience significantly lower volumes to RV manufacturers and, to a lesser extent, to our transportation and building products customers, primarily due to the weak economy and, in the case of RVs, continued restrictions on consumer credit. Merchandising Systems segment revenue decreased 27% in 2009 due to difficult world-wide market conditions in both our Vending and Payment Solutions businesses. Our Fluid Handling segment’s sales decreased $112 million, or 10%, which was attributable to broad-based volume declines across most businesses driven by poor market conditions and unfavorable foreign exchange.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income attributable to common shareholders in 2009 was $133.9 million as compared with net income attributable to common shareholders of $135.2 million in 2008. In addition to the items mentioned above, net income in 2009 included the after-tax gain associated with the divestiture of GTC ($5.2 million).

AEROSPACE & ELECTRONICS

(dollars in millions)	2010	2009	2008
Net Sales*	$577	$590	$639
Operating Profit*	109	96	54
Restructuring Charge**	—	3	2
Assets	499	436	472
Operating Margin	18.9%	16.3%	8.5%

*	Net Sales and Operating Profit for 2009 include $18.9 million and $16.4 million, respectively, related to the 787 Settlement Claim.
**	The restructuring charges are included in operating profit and operating margin.

2010 compared with 2009.  Sales of our Aerospace & Electronics segment decreased $13 million, or 2%, in 2010 to $577 million. The sales decrease reflected a $14 million decline in our Aerospace Group, partially offset by a $1 million sales increase in our Electronics Group. Sales in 2009 included $18.9 million related to the 787 Settlement Claim. The Aerospace & Electronics segment’s operating profit increased $13 million, or 14%, in 2010. The increase in operating profit was driven by a $14 million increase in operating profit in the Aerospace Group, partially offset by a $1 million decrease in the Electronics Group. Operating profit in 2009 included approximately $16.4 million related to the 787 Settlement Claim. The operating margin for the segment was 18.9% in 2010 compared to 16.3% in 2009.

Aerospace Group sales in 2010 by the four solution sets were as follows: Sensing and Utility Systems, 34%; Landing Systems, 29%; Fluid Management, 26%; and Cabin, 11%. The commercial market accounted for 79% of Aerospace Group sales in 2010, while sales to the military market were 21% of total Aerospace Group sales. Sales to OEMs and aftermarket customers were 60% and 40%, respectively, of the total sales in 2010 and 2009.

Aerospace Group sales decreased 4% from $360 million in 2009 to $345 million in 2010. The decrease in 2010 was due to lower OEM sales which decreased $7 million, or 3%, to $208 million in 2010 from $215 million in 2009, reflecting the absence of the $18.9 million related to the 787 Settlement Claim, partially offset by higher commercial and military OEM product sales. In addition, the sales decline was attributable to lower aftermarket product sales which decreased $7 million, or 5%, to $137 million in 2010 from $145 million in 2009 due to lower modernization and upgrade (“M&U”) and military spares sales. While aftermarket sales declined on a full year basis, sales strengthened during the second half of 2010 as a result of improved airline profitability. The higher commercial sales were driven by growth in air travel reflecting increased frequency, capacity, and passenger load factors, despite increased fuel prices which continue to impact the industry. Backlog increased 15% to $218 million at December 31, 2010 from $189 million at December 31, 2009.

Aerospace Group operating profit increased 25% over the prior year, primarily reflecting a $23 million decrease in engineering expense, and to a lesser extent, operating efficiencies, disciplined pricing, and a favorable sales mix which more than offset the impact of the absence of the $16.4 million benefit in 2009 related to the 787 Settlement Claim. The substantial decline in engineering expense was primarily related to the completion of key activities related to the Boeing 787 and several other programs. Aerospace engineering expense was about 13% of sales in 2010 versus 19% in 2009.

Electronics Group sales by market in 2010 were as follows: military/defense, 58%; commercial aerospace, 27%; space, 10%; and medical, 5%. Sales in 2010 by the Group’s solution sets were as follows: Power, 63%; Microwave Systems, 31%; and Microelectronics, 6%.

Electronics Group sales increased 1% from $230 million in 2009 to $232 million in 2010. The net effect of the GTC divestiture and the Merrimac acquisition increased sales by $3 million which was partially offset by lower core sales of $2 million. The core sales decline reflects lower sales of our Custom Power Solutions products, partially offset by higher sales of our Standard Power Solutions products. The decline in Custom Power Solutions was driven largely by delays in certain development programs.

Electronics Group operating profit decreased 2% over the prior year reflecting integration and purchase accounting costs associated with the Merrimac acquisition, program execution inefficiencies and an unfavorable sales mix, partially offset by productivity gains. Order backlog increased 32% to $214 million, which included $23 million pertaining to our acquisition of Merrimac, at December 31, 2010 from $162 million at December 31, 2009.

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

PART II / ITEM  7

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

Aerospace Group sales decreased in 2009 due to lower OEM sales which were down 21% to $185 million from $233 million in 2008 and, to a lesser extent, commercial aftermarket volumes which decreased 6% to $145 million in 2009 from $153 million in 2008; these declines were partially offset by higher sales of military product sales (OEM and spares) and M&U product sales. The lower commercial sales, in particular to our business and regional jet customer base, reflect the impact of a generally weaker global economy which continued to negatively impact the airline industry during 2009, as companies tightened corporate travel policies, resulting in a decline in business travel. Fuel prices also continued to impact the industry. These factors continue to adversely impact the commercial aerospace industry as certain carriers have reduced service and capacity, including retiring their older and less fuel efficient aircraft. Sales to OEMs were 60% and 62% of total sales in 2009 and 2008, respectively.

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

Electronics Group sales decreased 2% from $235 million in 2008 to $230 million in 2009. The Electronics Group was unfavorably impacted by lower volumes of our Customer Power Solutions products and, to a lesser extent, lower volumes of our Microelectronics Solutions products. The decline in Custom Power Solutions was driven largely by the downturn in the commercial aviation market; the decline in Microelectronics Solutions was primarily related to lower volumes of certain custom medical products. Operating profit increased 52% over the prior year due to strong program execution, lower engineering spending and broad-based cost savings associated with cost reduction programs. At December 31, 2009, our Electronics Group backlog was down 17% from prior year levels, 13% of which is attributed to the divesture of GTC.

Electronics Group sales by market in 2009 were as follows: military/defense, 65%; commercial aerospace, 27%; medical, 4%; and space, 4%. Sales in 2009 by the Group’s solution sets were as follows: Power, 65%; Microwave Systems, 18%; Electronic Manufacturing Services, 11% and Microelectronics, 6%.

ENGINEERED MATERIALS

(dollars in millions)	2010	2009	2008
Net sales	$212	$172	$255
Operating Profit	30	20	4
Restructuring Charge*	—	—	19
Assets	255	262	271
Operating Margin	14.2%	11.4%	1.7%

*	The restructuring charge is included in operating profit and operating margin.

2010 compared with 2009.  Engineered Materials sales increased by $40 million to $212 million in 2010, from $172 million in 2009. Operating profit increased by $10 million to $30 million in 2010, from $20 million in 2009. Operating margins were 14.2% in 2010 compared with 11.4% in 2009.

Sales increased $40 million, or 23%, reflecting substantially higher sales to our traditional RV customers and to a lesser extent, our transportation-related and international customers. Building product sales were flat when compared to the prior year. Sales to our traditional RV customers increased 56%, reflecting stronger wholesale demand in response to improving economic conditions and inventory restocking that began in late 2009 and continued through the first half of 2010. We experienced a 19% sales increase to our transportation-related customers, reflecting improved build rates for dry and refrigerated trailers. In addition, we experienced a 20% increase in our International sales (Europe, China and Latin America) primarily resulting from greater demand for refrigerated containers manufactured in China.

Operating profit increased $10 million, or 53%, reflecting the higher sales volume, partially offset by higher raw material costs.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERCHANDISING SYSTEMS

(dollars in millions)	2010	2009	2008
Net Sales	$298	$293	$402
Operating Profit	17	21	32
Restructuring Charge (Gain)*	3	(3)	13
Assets	420	297	302
Operating Margin	5.6%	7.2%	8.0%

*	The restructuring charge (gain) is included in operating profit and operating margin.

2010 compared with 2009.  Merchandising Systems sales increased by $5 million from $293 million in 2009 to $298 million in 2010. Operating profit decreased by $4 million from $21 million in 2009 to $17 million in 2010. Operating profit included net restructuring charges of $3 million in 2010 compared to net restructuring gains of $3 million in 2009. Operating margins were 5.6% in 2010 compared with 7.2% in 2009.

Sales increased $5 million, or 1.8%, compared to the prior year, including a core sales increase of $3 million, or 1%, a sales increase resulting from the acquisition of Money Controls of $1.3 million, or 0.4% and favorable foreign currency translation of $1.2 million, or 0.4%. The increase in core sales primarily reflected higher sales in Vending Solutions, in part due to end of year spending by certain customers.

Operating profit of $17 million decreased $4 million in 2010 compared to 2009. The operating profit decrease reflected an increase in restructuring costs as well as transaction costs related to our acquisition of Money Controls in 2010, and the absence of favorable legal settlements in 2009 associated with protecting certain patents on key technologies. These decreases were partially offset by increased volumes, savings related to our Vending Solutions consolidation activities and favorable foreign exchange.

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

Sales decreased $109 million compared to the prior year, or 27%, primarily reflecting substantially lower volumes in both Vending Solutions and Payment Solutions and, to a lesser extent, unfavorable foreign exchange. The lower volumes reflect continued difficult global economic conditions. While sales declined approximately 37% in the first half of the year, we progressively improved, reporting a fourth quarter decline of approximately 8% when compared to the fourth quarter of last year (the downturn in our end markets began largely in the second half of 2008). Larger industry declines across all businesses were partially mitigated by revenues generated from the successful introduction of key new products, including the BevMax4 cold beverage vendor, the Currenza Recycler and Currenza Clip payment solutions devices, and the Merchant snack vendor as well as share gains at several key customers.

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

FLUID HANDLING

(dollars in millions)	2010	2009	2008
Net Sales	$1,020	$1,050	$1,162
Operating Profit	123	132	159
Restructuring Charge*	3	5	6
Assets	830	832	889
Operating Margin	12.0%	12.6%	13.7%

*	The restructuring charges are included in operating profit and operating margin.

2010 compared with 2009.  Fluid Handling sales decreased by $30 million from $1.050 billion in 2009 to $1.020 billion in 2010. Operating profit decreased by $9 million from $132 million in 2009 to $123 million 2010. The 2010 operating profit included restructuring charges of $3 million compared to $5 million in 2009. Operating margins were 12.0% in 2010 compared with 12.6% in 2009.

Sales decreased $30 million, or 3%, including a core sales decline of $38 million, or 3.7%, partially offset by favorable foreign currency translation of $8 million, or 0.7%. Backlog was $272 million at December 31, 2010, an increase of 9% from $250 million at December 31, 2009.

Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma Flow Solutions (“Crane ChemPharma”), Crane Energy Flow Solutions (“Crane Energy”) and Building Services & Utilities. Valve Group revenues decreased 6.2% to $771 million in 2010 from $822 million in 2009 driven by lower volumes (5.9%) and unfavorable foreign exchange (1.0%), partially offset by higher pricing (0.7%). Crane Energy revenues decreased significantly compared to the prior year primarily due to lower volume associated with our later-cycle, project based process valve applications in the power and refining industries. The Crane ChemPharma business experienced a moderate decrease in sales reflecting reduced demand from the chemical industry, in particular in mature markets such as Europe and Japan, and unfavorable foreign exchange. ChemPharma sales decreased in the first three quarters of 2010 when compared to the same periods in the prior year, however, in the fourth quarter of 2010, sales increased as the chemical industry began to recover. Building Services & Utilities revenue experienced a moderate increase, driven largely by volume and price increases, primarily in the building services market, partially offset by unfavorable foreign exchange.

Crane Pumps & Systems revenue increased $2 million, or 3%, to $73 million in 2010 from $71 million in 2009 reflecting moderately improved demand for housing, municipal, industrial and HVAC end use applications, partially offset by lower demand for military pumps.

PART II / ITEM  7

Crane Supply revenue increased $19 million to $176 million in 2010, or 12%, from $157 million in 2009 due primarily to favorable foreign exchange as the Canadian dollar strengthened against the U.S. dollar and to a lesser extent growth in core sales. The increase in core sales reflects higher volumes due to improving trends in non-residential building construction in Canada.

Fluid Handling operating profit decreased $9 million, or 7%, compared to 2009. The operating profit decline was primarily driven by the deleverage associated with lower sales volumes in our Valve Group and, to a lesser extent, the impact of higher raw material costs, partially offset by disciplined pricing and savings associated with cost reduction activities.

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

Valve Group includes the following businesses: Crane ChemPharma, Crane Energy and Building Services & Utilities. Valve Group revenues decreased 5.9% to $822 million from $873 million in 2008 driven by lower volumes (14.1%) and unfavorable foreign exchange (6.8%), partly offset by revenues contributed from the Krombach and Delta Fluid Products acquisitions (12.5%) and higher pricing (2.5%). Crane Energy revenues increased compared to the prior year primarily due to the full year impact of the December 2008 Krombach acquisition, partially offset by volume declines associated with softness in our North American industrial markets and compounded by general weakness in our global refining and power markets. The Crane ChemPharma business experienced significant volume declines due to reduced capital investment in the chemical industry, in particular in mature markets such as North America, Europe and Japan. Building Services & Utilities revenues also declined and was driven largely by unfavorable foreign exchange and core volume declines, primarily in the building services market, partially offset by the benefit of the full year impact of the September 2008 acquisition of Delta Fluid Products.

Crane Pumps & Systems revenue decreased $15 million, or 18%, to $71 million from $86 million in 2008 reflecting continued softness in the housing, municipal and industrial and HVAC markets; notwithstanding market challenges, modest share gains were noted across the business.

Crane Supply revenue decreased $45 million to $157 million, or 22%, from $203 million in 2008 due primarily to volume declines and, to a lesser extent, the impact of unfavorable foreign exchange. The substantially lower volumes reflect soft market activity in both the contractor and MRO businesses, reflecting softness in end-user markets requiring fittings, piping and plumbing supplies. To a lesser extent, revenues were lower due to unfavorable foreign exchange.

Operating profit was down $27 million, or 17%, compared to 2008. The operating profit decline was primarily driven by deleverage associated with aforementioned lower sales volumes and, to a lesser extent, the impact of unfavorable foreign exchange, partially offset by disciplined pricing, savings associated with broad-based cost reduction programs and the full year impact of the late 2008 acquisitions of Krombach and Delta Fluid Products.

CONTROLS

(dollars in millions)	2010	2009		2008
Net Sales	$110	$92		$147
Operating Profit (Loss)	6	(4)		11
Restructuring Charge*	—	—		1
Assets	67	70		83
Operating Margin	5.3%	(4.8%	)	7.6%

*	The restructuring charge is included in operating profit and operating margin.

2010 compared with 2009.  Controls segment sales of $110 million increased $19 million, or 20%, in 2010 compared with 2009. The sales increase reflects substantially higher volumes to customers in industrial transportation and upstream oil and gas related end markets. Segment operating profit of $6 million increased $10 million from an operating loss of $4 million in 2009, reflecting the impact of the higher volumes and to a lesser extent the absence of losses from businesses divested in 2010.

2009 compared with 2008.  Controls segment sales of $92 million decreased $55 million, or 38%, in 2009 as compared with 2008. The lower revenues reflect substantial volume declines to customers in the oil and gas, and transportation end markets. Segment operating loss of $4 million in 2009, decreased $15 million compared to 2008, and was driven by the aforementioned volume declines, partially offset by savings associated with cost reduction initiatives.

CORPORATE

(dollars in millions)	2010	2009	2008
Corporate expense	$(49)	$(56)	$(39)
Corporate expense — Environmental	—	—	(24)
Total Corporate	(49)	(56)	(63)
Interest income	1	3	10
Interest expense	(27)	(27)	(26)
Miscellaneous	1	1	2
Effective tax rate	26.9%	27.5%	26.5%

2010 compared with 2009.  Total Corporate expense decreased $7 million in 2010 primarily due to the absence of a $7.3 million settlement of a lawsuit brought against us by a customer alleging failure of our fiberglass-reinforced plastic material in 2009.

Our effective tax rate  is affected by recurring items such as the statutory tax rates of the non-U.S. jurisdictions in which we operate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and the relative amount of income we earn in different jurisdictions. Our effective tax rate is also affected by discrete items that may occur in any given year, but which are not consistent from year to year.

Our income before taxes was as follows:

(dollars in millions)	2010	2009
U.S. operations	$105	$69
Non-U.S. operations	106	116
Total	$211	$185

The following items increased / (decreased) our effective tax rate when compared to the statutory U.S. federal income tax rate of 35%:

(dollars in millions)	2010	2009
Statutory U.S. federal tax at 35%	$74	$65
Increase (reduction) from:
Rate differences between non-U.S. and U.S. jurisdications	(7)	(9)
Repatriations from non-U.S. subsidiaries, net of U.S. foreign tax credits	3	8
Deferred taxes on unremitted earnings of certain non-U.S. subsidiaries	(5)	(3)
State and local taxes, net of federal benefit	5	5
Valuation allowance on state deferred tax assets	(4)	(3)
U.S. research and development credit	(6)	(4)
U.S. domestic manufacturing deduction	(2)	(1)
Tax benefit from the sale of GTC	—	(5)
Sundry other items in the aggregate	(1)	(2)
Provision for income taxes	$57	$51
Effective tax rate	26.9%	27.5%

When compared to 2009, our 2010 effective tax rate was favorable affected by tax benefits related to:

•	The expiration of the statute of limitations for the assessment of tax and the completion of certain tax examinations, and

•	The reinvestment of non-U.S. earnings associated with the acquisition of Money Controls.

As of December 31, 2009, we had a deferred tax liability of $6.2 million for the additional U.S. income tax due upon the ultimate repatriation of $61 million of our non-U.S. subsidiaries’ undistributed earnings. No deferred taxes had been provided on the remaining $217 million of our non-U.S. subsidiaries’ undistributed earnings because these earnings were considered to be indefinitely reinvested outside the U.S.

Associated with our $90 million acquisition of Money Controls, we considered whether it was necessary to maintain a deferred tax liability against a portion of our non-U.S. subsidiaries’ undistributed earnings, or whether all of our non-U.S. earnings were indefinitely reinvested outside of the U.S. In performing this analysis, we considered:

•	Our history of utilizing non-U.S. cash to acquire non-U.S. businesses,
•	Our current and future needs for cash outside the U.S. (e.g., capital expenditures, funding daily operations and potential future acquisitions),

•	Our ability to satisfy U.S.-based cash needs (e.g., pension contributions, interest payments, quarterly dividends) with cash generated by our U.S. businesses, and

•	Tax reform proposals calling for reduced U.S. corporate tax rates.

Based on these factors, we concluded that, as of December 31, 2010, all of our non-U.S. subsidiaries’ earnings of $382 million are indefinitely reinvested outside the U.S. and as a result, in 2010, we reversed the previously established deferred tax liability and recorded a $5.6 million tax benefit.

When compared to 2010, our 2009 effective tax rate was favorably affected by a tax benefit from the sale of a business.

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

(dollars in millions)	2009	2008
Statutory U.S. federal tax at 35%	$65	$64
Increase (reduction) from:
Rate differences between non-U.S. and U.S. jurisdictions	(9)	(13)
State and local taxes, net of federal benefit	5	3
Valuation allowance on state deferred tax assets	(3)	(2)
U.S. domestic manufacturing deduction	(1)	(1)
Dividends from non-U.S. subsidiaries, net of U.S. foreign tax credits	8	4
Deferred taxes on unremitted earnings of certain non-U.S. subsidiaries	(3)	—
U.S. research and development tax credit	(4)	(7)
Tax benefit from the sale of GTC	(5)	—
Sundry other items in the aggregate	(2)	1
Provision for income taxes	$51	$49
Effective tax rate	27.5%	26.5%

PART II / ITEM  7

Outlook

Overall

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs. Beginning in the third quarter of 2008, our results of operations have been adversely affected by the severe downturn in the global economy. In response, we executed on broad-based restructuring and other cost actions in order to align our cost base to lower levels of demand for our products, which reduced costs by approximately $175 million in 2009. Our aggressive restructuring and cost control activities have mitigated the impact of the severe downturn while providing a more scalable cost structure to support future growth opportunities. Throughout this downturn, we have taken market share in key markets which we expect will accelerate our sales as the economy recovers. Operating results during 2010 were better than our expectations as we are beginning to see signs of recovery in certain key end markets, although demand remains at lower levels across most of our businesses. With respect to core growth, while we see continued recovery in the commercial aerospace markets and in our shorter cycle businesses (Engineered Materials, Merchandising Systems and certain MRO markets in Fluid Handling), we continue to see uncertainty in certain other target markets, for example, particularly in the longer cycle energy markets. In 2011, we expect core sales to increase 4% to 5%. We also expect a sales increase from our acquisitions, net of divestures of 2% to 3%, and favorable foreign exchange of 1%. In aggregate, we expect total year-over-year sales growth of 7% to 9%.

Aerospace & Electronics

We believe the aerospace market is recovering from the downturn and, accordingly, we expect continued strong performance, evidenced by the sales increase in our Aerospace Group in the second half of 2010. In 2011, for our Aerospace Group, we expect build rates for large transports will increase over 2010 levels, which will favorably impact our OEM sales. In addition, aftermarket sales are expected to increase in 2011, given recent positive trends in spares activity, and higher M&U shipments. In 2011, we expect higher sales and profits in our Electronics Group based on a strong backlog and projected growth in both our military and commercial business. In the defense portion of our business, which is approximately two-thirds of our Electronics Group, we are focused on Intelligence, Surveillance and Reconnaissance (ISR), and we expect our business to grow despite worries of overall reductions in government spending.

Engineered Materials

Our Engineered Materials segment experienced significant improvement in operating profit in 2010 when compared to the prior year. In 2011, we expect an increase in sales volume and operating profit in our Engineered Materials segment as our markets recover and we capitalize on market share gains and benefit from new product applications. Sales to our traditional RV customers are expected to be approximately equal to 2010, taking into account inventory restocking that occurred during the first half of 2010. We expect further improvement in transportation-related sales. Furthermore, we believe that our building products sales have reached its lowest point and will show some increase in 2011.

Merchandising Systems

In our Merchandising Systems segment, we expect growth in our core sales and earnings in 2011, primarily related to Payment Solutions and, to a lesser extent, Vending Solutions. We are beginning to see sustained improvement in several of our key Payment Solutions vertical markets, including vending and retail. The Money Controls acquisition will strengthen our position in the gaming and retail sectors, including self checkout applications, and will broaden our product offering. The combined business will allow us to build stronger customer relationships and accelerate product innovation. Reflecting purchase accounting and integration related costs, we expect Money Controls will be dilutive to our earnings in the first half of 2011 and then accretive as we move through the year, with an overall slightly positive impact to our full year 2011 earnings.

Fluid Handling

In our Fluid Handling segment, backlog has grown for the past four quarters and is now 9% higher than December 2009. MRO businesses continue to lead the recovery, and while project orders remain somewhat uncertain, project quote activity continues to improve, particularly in emerging markets. Accordingly, we expect to see moderate growth in sales and profits in 2011. Growth and improved margins are already apparent in many of our Fluid Handling businesses with the exception of our Crane Energy business which has been adversely impacted by the North American power market and downstream oil and gas markets. Overall, we believe Fluid Handling has stabilized, and will benefit from a recovery in our later, longer cycle, process valve business.

Controls

In our Controls segment, we anticipate a continuing but modest recovery in the oil and gas, transportation, and industrial end markets which will result in further sales and operating profit growth in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses. Consistent with our philosophy of balanced capital deployment, in 2010, we invested $140 million in our acquisitions of Money Controls and Merrimac; we repurchased stock for $50 million; and we paid dividends of $50 million (dividends per share increased 15% from $0.20 to $0.23 in July 2010).

Our current cash balance of $273 million, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. We have an estimated liability of $720 million for pending and reasonably anticipated asbestos claims through 2017, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2017, which addi-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $40.5 million related to environmental remediation costs projected through 2014 related to our Superfund Site in Goodyear, Arizona. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

Operating results during 2010 were better than our expectations as we are beginning to see signs of recovery in certain key end markets, although demand remains at lower levels across most of our businesses. Accordingly, we continue to execute on our focused, disciplined approach to cost management to ensure we maintain a suitable liquidity position.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $134 million in 2010, a decrease of $55 million, or 29%, compared to 2009. The decrease resulted primarily from higher working capital requirements to support improving sales trends, higher pension contributions ($42 million and $33 million was contributed to our defined benefit plans, of which $25 million and $17 million was made on a discretionary basis to our U.S. defined benefit plan in 2010 and 2009, respectively, to improve the funded status of this plan and to reduce future expected contributions) and higher net asbestos related payments (total net asbestos payments were $67 million in 2010 compared to $56 million, which included a $14.5 million insurance settlement receipt from the Highlands Insurance Company in 2009), partially offset by higher earnings.

We currently expect to make pension contributions of approximately $15 million and cash payments related to asbestos settlement and defense costs, net of related insurance recoveries of approximately $65 million in 2011.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $157 million in 2010 compared to $6 million used in 2009. The higher levels of cash used in investing activities were primarily due to $140 million of payments we made for the acquisitions of Money Controls and Merrimac in 2010, partially offset by a decrease in capital spending of $7 million (capital expenditures were $21 million in 2010, down from $28 million in 2009). Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $40 million in 2011.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, and repayments of indebtedness. Cash used in financing activities was $77 million in 2010 compared to $62 million in 2009. The higher levels of cash used in financing activities in 2010 was driven by the repurchase of 1,396,608 shares of our common stock at a cost of $50 million, partially offset by net proceeds received from stock option exercises and a decrease in payments of short-term debt.

Financing Arrangements

At December 31, 2010 and 2009, we had total debt of $400 million. Net debt increased by $100 million to $127 million at December 31, 2010, primarily reflecting the Money Controls and Merrimac acquisitions. The net debt to net capitalization ratio was 11.3% at December 31, 2010, up from 2.9% at December 31, 2009.

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire September 26, 2012. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2010 and 2009 and was not used in 2008. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2010, our ratio was 29%.

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

In September 2003, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior

PART II / ITEM  7

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

At December 31, 2010, we had open standby letters of credit of $42 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement and certain other credit lines, substantially all of which expire in 2011.

Credit Ratings

As of December 31, 2010, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2010:

	Payment due by Period
(dollars in thousands)	Total	2011	2012 -2013	2014 -2015	After 2015
Long-term debt (1)	$400,000	$—	$200,000	$—	$200,000
Fixed interest payments	373,600	24,100	48,200	26,200	275,100
Operating lease payments	46,296	13,863	15,281	7,772	9,380
Purchase obligations	86,669	79,725	5,504	1,440	—
Pension and postretirement benefits(2)	417,437	34,771	74,248	80,350	228,068
Other long-term liabilities reflected on Consolidated Balance Sheets(3)	—	—	—	—	—
Total	$1,324,002	$152,459	$343,233	$115,762	$712,548

(1)	Excludes original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2020.
(3)	As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term asbestos liability ($620 million) and long-term environmental liability ($28 million).

Capital Structure

The following table sets forth our capitalization:

(dollars in thousands) December 31,	2010	2009
Short-term borrowings	$984	$1,078
Long-term debt	398,736	398,557
Total debt	399,720	399,635
Less cash and cash equivalents	272,941	372,714
Net debt*	126,779	26,921
Equity	993,030	893,702
Net capitalization	$1,119,809	$920,623
Net debt to Equity*	12.8%	3.0%
Net debt to net capitalization*	11.3%	2.9%

*	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that non-GAAP financial measures, which include the presentation of net debt, provides useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance.

Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared in accordance with U.S. GAAP.

In 2010, equity increased $99 million, primarily as a result of net income attributable to common shareholders of $154 million and $22 million from stock option exercises, partially offset by open-market share repurchases of $50 and cash dividends of $50 million.

Off Balance Sheet Arrangements

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue Recognition.  Sales revenue is recorded when title (risk of loss) passes to the customer and collection of the resulting receivable is reasonably assured. Revenue on long-term, fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Accounts Receivable.  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts at December 31, 2010 and 2009 was $8 million and $9 million, respectively.

Inventories.  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. We use LIFO for most domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced cost of sales by $4.6 million and increased cost of sales by $0.3 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The portion of inventories costed using the LIFO method was 35% and 36% of consolidated inventories at December 31, 2010 and 2009, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $12.3 million and $16.9 million at December 31, 2010 and 2009, respectively.

Valuation of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments we make which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods due to either changing assumptions or changing facts and circumstances.

Income Taxes.  We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

We account for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of the Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of the Consolidated Balance Sheets.

PART II / ITEM  7

Goodwill and Other Intangible Assets.  As of December 31, 2010, we had $838 million of goodwill and intangible assets with indefinite lives. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2010, we had 12 reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 6.5% and 14%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2010, 2009 and 2008.

Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2010, we had an aggregate asbestos liability of $720 million. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period.

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2010, we had an aggregate asbestos receivable of $214 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2010 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”). As of December 31, 2010, the total estimated gross liability for the Goodyear Site was $40.5 million.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investigation and remediation activities at the Goodyear Site. As of December 31, 2010, the total estimated receivable from the U.S. Government related to the environmental remediation liabilities of the Goodyear Site was $9 million.

Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 38% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 15% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $14 million in 2010, $18 million in 2009 and $0 million in 2008. Employer cash contributions were $42 million in 2010, $33 million in 2009 and $10 million in 2008, of which $25 million and $17 million was made on a discretionary basis to our U.S. defined benefit pension plan in 2010 and 2009, respectively, to improve the funded status of this plan and to reduce future expected contributions. We expect, based on current actuarial calculations, to contribute cash of approximately $15 million to our pension plans in 2011. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2010 pension expense by $0.6 million for U.S. pension plans and $0.8 million for Non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would have increased 2010 pension expense by $1.3 million for U.S. pension plans and $0.5 million for Non-U.S. pension plans. See Note 6, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2010	2009	2008
Benefit Obligations
U.S. Plans:
Discount rate	5.80%	6.10%	6.75%
Rate of compensation increase	3.50%	3.65%	3.91%

Non-U.S. Plans:
Discount rate	5.40%	5.76%	6.40%
Rate of compensation increase	3.74%	3.72%	3.76%

Net Periodic Benefit Cost
U.S. Plans:
Discount rate	6.10%	6.75%	6.25%
Expected rate of return on plan assets	8.25%	8.75%	8.75%
Rate of compensation increase	3.65%	3.91%	4.15%

Non-U.S. Plans:
Discount rate	5.76%	6.40%	5.78%
Expected rate of return on plan assets	7.13%	7.25%	7.12%
Rate of compensation increase	3.72%	3.62%	3.27%

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

Postretirement Benefits Other than Pensions.  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.5 million to our postretirement benefit plans in 2011. The weighted average discount rates assumed to determine postretirement benefit obligations were 4.75%, 5.30% and 7.00% for 2010, 2009 and 2008, respectively. The health care cost trend rates assumed was 9.0% in 2010, 2009 and 2008.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 1 to the Consolidated Financial Statements.

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

Total debt outstanding was $400 million at December 31, 2010, substantially all of which was at fixed rates of interest ranging from 5.50% to 6.55%.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•

If, on January 1, 2011, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2011, based on our year-end 2010 portfolio, net income would not be materially impacted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2010, and issued their related attestation report which is included on page 65.

Eric C. Fast

President and Chief Executive Officer

Andrew L. Krawitt

Vice President, Principal Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

PART II / ITEM  8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crane Co.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Stamford, CT

FEBRUARY 28, 2011

PART II / ITEM  8

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended December 31,
(in thousands, except per share data)	2010	2009	2008
Net sales	$2,217,825	$2,196,343	$2,604,307
Operating costs and expenses:
Cost of sales	1,472,602	1,466,030	1,751,036
Environmental charge	—	—	24,342
Restructuring charge	6,676	5,243	40,703
Selling, general and administrative	503,385	516,801	590,737
	1,982,663	1,988,074	2,406,818
Operating profit	235,162	208,269	197,489
Other income (expense):
Interest income	1,184	2,820	10,263
Interest expense	(26,841)	(27,139)	(25,799)
Miscellaneous income	1,424	976	1,694
	(24,233)	(23,343)	(13,842)
Income before income taxes	210,929	184,926	183,647
Provision for income taxes	56,739	50,846	48,694
Net income before allocations to noncontrolling interests	154,190	134,080	134,953
Less: Noncontrolling interest in subsidiaries’ earnings (losses)	20	224	(205)
Net income attributable to common shareholders	$154,170	$133,856	$135,158

Basic earnings per share	$2.63	$2.29	$2.27
Average basic shares outstanding	58,601	58,473	59,667

Diluted earnings per share	$2.59	$2.28	$2.24
Average diluted shares outstanding	59,562	58,812	60,298

See Notes to Consolidated Financial Statements.

PART II / ITEM  8

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$272,941	$372,714
Current insurance receivable — asbestos	33,000	35,300
Accounts receivable, net	301,918	282,463
Inventories, net	319,077	284,552
Current deferred tax assets	44,956	58,856
Other current assets	16,769	12,461
Total current assets	988,661	1,046,346
Property, plant and equipment, net	280,746	285,224
Insurance receivable — asbestos	180,689	213,004
Long-term deferred tax assets	182,832	204,386
Other assets	100,848	83,229
Intangible assets, net	162,636	118,731
Goodwill	810,285	761,978
Total assets	$2,706,697	$2,712,898
Liabilities and equity
Current liabilities:
Short-term borrowings	$984	$1,078
Accounts payable	157,051	142,390
Current asbestos liability	100,000	100,300
Accrued liabilities	229,462	218,864
U.S. and foreign taxes on income	11,057	4,150
Total current liabilities	498,554	466,782
Long-term debt	398,736	398,557
Accrued pension and postretirement benefits	98,324	141,849
Long-term deferred tax liability	48,852	29,578
Long-term asbestos liability	619,666	720,713
Other liabilities	49,535	61,717
Commitments and Contingencies (Note 10)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,160,687 shares outstanding (58,526,750 in 2009)	72,426	72,426
Capital surplus	174,143	161,409
Retained earnings	1,126,630	1,022,838
Accumulated other comprehensive income	11,518	5,130
Treasury stock; 14,265,452 treasury shares (13,899,389 in 2009)	(399,773)	(376,041)
Total shareholders’ equity	984,944	885,762
Noncontrolling interest	8,086	7,940
Total equity	993,030	893,702
Total liabilities and equity	$2,706,697	$2,712,898

See Notes to Consolidated Financial Statements.

PART II / ITEM  8

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2010	2009	2008
Operating activities:
Net income attributable to common shareholders	$154,170	$133,856	$135,158
Noncontrolling interest in subsidiaries’ earnings (losses)	20	224	(205)
Net income before allocation to noncontrolling interests	154,190	134,080	134,953
Environmental charge	—	—	24,342
Restructuring — non cash	—	—	15,745
Gain on divestitures	(1,015)	—	(932)
Depreciation and amortization	59,841	58,204	57,162
Stock-based compensation expense	13,326	9,166	13,327
Defined benefit plans and postretirement expense	14,712	18,750	621
Deferred income taxes	31,453	26,284	13,296
Cash (used for) provided from operating working capital	(8,262)	47,403	17,560
Defined benefit plans and postretirement contributions	(43,226)	(35,231)	(12,206)
Environmental payments, net of reimbursements	(11,063)	(8,961)	(6,551)
Payments for asbestos-related fees and costs, net of insurance recoveries	(66,731)	(55,827)	(58,083)
Other	(9,689)	(4,854)	(7,842)
Total provided from operating activities	133,536	189,014	191,392
Investing activities:
Capital expenditures	(21,033)	(28,346)	(45,136)
Proceeds from disposition of capital assets	375	4,768	1,871
Payments for acquisitions, net of cash and liabilities assumed of $3,206 in 2010 and $16,716 of cash acquired in 2008	(140,461)	—	(76,527)
Proceeds from divestitures	4,615	17,864	2,106
Total used for investing activities	(156,504)	(5,714)	(117,686)
Financing activities:
Equity:
Dividends paid	(50,371)	(46,783)	(45,203)
Reacquisition of shares on open market	(49,988)	—	(60,001)
Stock options exercised — net of shares reacquired	22,375	1,070	8,955
Excess tax benefit — exercise of stock options	3,290	224	1,996
Debt:
Net decrease in short-term borrowings	(2,739)	(16,474)	(1,371)
Total used for financing activities	(77,433)	(61,963)	(95,624)
Effect of exchange rate on cash and cash equivalents	628	19,537	(29,612)
(Decrease) increase in cash and cash equivalents	(99,773)	140,874	(51,530)
Cash and cash equivalents at beginning of year	372,714	231,840	283,370
Cash and cash equivalents at end of year	$272,941	$372,714	$231,840
Detail of cash (used for) provided from operating working capital (Net of effects of acquisitions):
Accounts receivable	$142	$55,166	$29,650
Inventories	(21,441)	67,732	(10,183)
Other current assets	(2,274)	1,345	(1,097)
Accounts payable	6,425	(43,797)	(2,720)
Accrued liabilities	2,541	(30,514)	16,886
U.S. and foreign taxes on income	6,345	(2,529)	(14,976)
Total	$(8,262)	$47,403	$17,560
Supplemental disclosure of cash flow information:
Interest paid	$26,918	$27,140	$25,882
Income taxes paid	15,651	10,744	46,459

See Notes to Consolidated Financial Statements.

PART II / ITEM  8

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive (Loss) Income	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2008	$72,426	$148,513	$845,864		$154,077	$(336,077)	$884,803	$8,394	$893,197

Net income			135,158	135,158			135,158	(205)	134,953
Cash dividends			(45,562)				(45,562)		(45,562)
Reacquisition on open market 2,290,976 shares						(60,001)	(60,001)		(60,001)
Exercise of stock options, net of shares reacquired, 426,346						13,414	13,414		13,414
Stock option amortization		5,623					5,623		5,623
Tax benefit — stock options and restricted stock		685					685		685
Restricted stock awarded, 193,045 shares, net		2,257				893	3,150		3,150
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(95,896)	(95,896)		(95,896)		(95,896)
Currency translation adjustment				(103,312)	(103,312)		(103,312)	(430)	(103,742)
Comprehensive loss				$(64,050)
BALANCE DECEMBER 31, 2008	72,426	157,078	935,460		(45,131)	(381,771)	738,062	7,759	745,821

Net income			133,856	133,856			133,856	224	134,080
Cash dividends			(46,478)				(46,478)		(46,478)
Exercise of stock options, net of shares reacquired, 110,050						2,447	2,447		2,447
Stock option amortization		4,350					4,350		4,350
Tax benefit — stock options and restricted stock		224					224		224
Restricted stock, net		(243)				3,283	3,040		3,040
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(5,676)	(5,676)		(5,676)		(5,676)
Currency translation adjustment				55,937	55,937		55,937	(43)	55,894
Comprehensive income				$184,117
BALANCE DECEMBER 31, 2009	$72,426	$161,409	$1,022,838		$5,130	$(376,041)	$885,762	$7,940	$893,702

Net income			154,170	154,170			154,170	20	154,190
Cash dividends			(50,378)				(50,378)		(50,378)
Reacquisition on open market 1,396,608						(49,988)	(49,988)		(49,988)
Exercise of stock options, net of shares reacquired, 1,040,684						23,820	23,820		23,820
Stock option amortization		6,102					6,102		6,102
Tax benefit — stock options and restricted stock		3,290					3,290		3,290
Restricted stock, net		3,342				2,436	5,778		5,778
Changes in pension and postretirement plan assets and benefit obligation, net of tax				16,605	16,605		16,605		16,605
Currency translation adjustment				(10,217)	(10,217)		(10,217)	126	(10,091)
Comprehensive income				$160,558
BALANCE DECEMBER 31, 2010	$72,426	$174,143	$1,126,630		$11,518	$(399,773)	$984,944	$8,086	$993,030

See Notes to Consolidated Financial Statements.

PART II / ITEM  8

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

The Engineered Materials segment consists of Crane Composites. Crane Composites, manufactures fiberglass-reinforced plastic panels for the truck trailer and recreational vehicle (“RV”) markets, industrial markets and the commercial construction industry.

The Merchandising Systems segment consists of two groups: Vending Solutions and Payment Solutions. Vending Solutions products include food, snack and beverage vending machines and vending machine software. Payment Solutions products include coin accepters and dispensers, coin hoppers, bill validators and bill recyclers.

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

Revenue Recognition  Sales revenue is recorded when title (risk of loss) passes to the customer and collection of the resulting receivable is reasonably assured. Revenue on long-term, fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Sales under cost reimbursement type contracts are recorded as costs are incurred.

Cost of Goods Sold  Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead, inventoried cost and, accordingly, cost of goods sold include allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production related intangible assets and depreciation expense. The Company also include costs directly associated with products sold, such as warranty provisions.

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

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence considered in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line of its Consolidated Statements of Operations, while accrued interest and penalties are included within the related tax liability line of its Consolidated Balance Sheets.

Earnings Per Share  The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, Restricted Share Units and Deferred Stock Units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives affect to all potential dilutive common shares outstanding during the year.

(in thousands, except per share data) For year ended December 31,	2010	2009	2008
Net income attributable to common shareholders	$154,170	$133,856	$135,158
Average basic shares outstanding	58,601	58,473	59,667
Effect of dilutive stock options	961	339	631
Average diluted shares outstanding	59,562	58,812	60,298
Basic earnings per share	$2.63	$2.29	$2.27
Diluted earnings per share	$2.59	$2.28	$2.24

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2010	2009	2008
Balance at beginning of year	$8,906	$8,081	$8,988
Provisions	4,250	7,203	6,356
Deductions	(4,935)	(6,378)	(7,263)
Balance at end of year	$8,221	$8,906	$8,081

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories  Inventories consist of the following:

(in thousands) December 31,	2010	2009
Finished goods	$90,825	$88,555
Finished parts and subassemblies	33,091	23,844
Work in process	58,519	53,126
Raw materials	136,642	119,027
Total inventories	$319,077	$284,552

Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company uses LIFO for most domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced costs of sales by $4.6 million and increased cost of sales by $0.3 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The portion of inventories costed using the LIFO method was 35% and 36% of consolidated inventories at December 31, 2010 and 2009, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $12.3 million and $16.9 million at December 31, 2010 and 2009, respectively.

Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2010	2009
Land	$64,797	$65,138
Buildings and improvements	182,554	180,877
Machinery and equipment	534,118	525,132
Gross property, plant and equipment	781,469	771,147
Less: accumulated depreciation	500,723	485,923
Property, plant and equipment, net	$280,746	$285,224

Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful

PART II / ITEM  8

lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $41.0 million, $41.5 million and $41.3 million for the years ended December 31, 2010, 2009 and 2008, respectively

Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2010 and 2009, the Company had twelve reporting units.

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 6.5% and 14%, reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net costs increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2010, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the estimated fair value of the individual acquired assets and liabilities and that the Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Factors and information that the Company uses to refine the allocations include, primarily, tangible and intangible asset appraisals. The Company finalized its purchase price allocations in 2009 associated with its 2008 acquisitions of Delta Fluid Products Limited (“Delta”) and Friedrich Krombach GmbH & Company KG Armaturenwerke and Krombach International GmbH (“Krombach”) and made appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required. Effective January 1, 2009, the Company adopted the new provisions under ASC Topic 810 “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. These provisions also set forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. The additions to goodwill and intangible assets during the year ended December 31, 2010 principally pertain to the Company’s acquisition of Merrimac Industries Inc. (“Merrimac”) in February 2010 and Money Controls Limited (“Money Controls”) in December 2010. The adjustments to goodwill and additions to intangible assets in 2009 pertain to the finalization of purchase price allocations associated with the acquisitions of Krombach in December 2008 and of Delta in September 2008.

Changes to goodwill, are as follows:

(in thousands) December 31,	2010	2009
Balance at beginning of year	$761,978	$781,232
Additions	47,469	—
Adjustments to purchase price allocations	—	(22,601)
Currency translation and other adjustments	838	3,347
Balance at end of year	$810,285	$761,978

Changes to intangible assets, are as follows:

(in thousands) December 31,	2010	2009
Balance at beginning of year, net of accumulated amortization	$118,731	$106,701
Additions, net of disposals	62,617	22,601
Amortization expense	(17,126)	(14,067)
Currency translation	(1,586)	3,496
Balance at end of year, net of accumulated amortization	$162,636	$118,731

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the intangible assets are as follows:

	Weighted Average Amortization Period (in years)	2010			2009
(in thousands) December 31,		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual rights	10.5	$118,805	$57,514	$61,291	$99,921	$53,022	$46,899
Customer relationships and backlog	6.7	134,401	49,129	85,272	97,545	39,075	58,470
Drawings	0.7	10,825	10,699	126	10,825	10,283	542
Other	4.7	31,692	15,745	15,947	25,888	13,068	12,820
	8.0	$295,723	$133,087	$162,636	$234,179	$115,448	$118,731

Amortization expense for these intangible assets was $17.1 million, $14.1 million and $14.7, million in 2010, 2009 and 2008, respectively. Amortization expense is expected to be $19.5 million in 2011, $17.3 million in 2012, $16.5 million in 2013, $15.6 million in 2014, and $66.0 million in 2015 and thereafter. Of the $162.6 million of net intangible assets at December 31, 2010, $27.7 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

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

Accumulated Other Comprehensive Income (Loss)

The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Consolidated Balance Sheets.

(in thousands) As of December 31,	2010	2009	2008
Currency translation adjustment	77,183	$87,400	$31,463
Cumulative changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	(65,665)	(82,270)	(76,594)
Accumulated other comprehensive income (loss) (a)	$11,518	$5,130	$(45,131)

(a)	Net of tax benefit of $32,091, $38,711 and $39,389 for 2010, 2009 and 2008, respectively.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In July 2010, the FASB issued amended guidance to require enhanced disclosures regarding the credit quality of financing receivables and the related allowance for credit losses, including

PART II / ITEM  8

credit quality indicators, past due information and modifications of financing receivables. Under the amended guidance, new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. The amended guidance was effective for periods ending after December 15, 2010, with the exception of the amendments to the rollforward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. The amended guidance did not have a material effect on the Company’s disclosures, nor does the Company expect the remaining guidance to have a material effect when it is applicable in 2011.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for fiscal years beginning on or after June 15, 2010; however, early adoption was permitted. The Company has evaluated these new standards and has determined that they will not have a significant impact on the Company’s financial statements.

Note 2 – Income Taxes

Income before taxes is as follows:

(in thousands) For year ended December 31,	2010	2009	2008
U.S. operations	$104,694	$69,050	$14,107
Non-U.S. operations	106,235	115,876	169,540
Total	$210,929	$184,926	$183,647

The provision for income taxes consists of:

(in thousands) For year ended December 31,	2010	2009	2008
Current:
U.S. federal tax	$(2,530)	$(4,187)	$(8,498)
State and local tax	1,256	5	1,050
Non-U.S. tax	26,560	28,744	42,846
Total current	25,286	24,562	35,398
Deferred:
U.S. federal tax	26,326	19,879	9,283
State and local tax	238	2,720	(11)
Non-U.S. tax	4,889	3,685	4,024
Total deferred	31,453	26,284	13,296
Total provision for income taxes	$56,739	$50,846	$48,694

The reconciliation of the statutory U.S. federal rate to the effective tax rate, is as follows:

(in thousands) For year ended December 31,	2010	2009	2008
Statutory U.S. federal tax at 35%	$73,818	$64,646	$64,348
Increase (reduction) from:
Non-U.S. taxes	(6,532)	(9,205)	(13,159)
Repatriation of non-U.S. earnings, net of credits	2,578	8,348	3,673
Deferred taxes on earnings of non-U.S. subsidiaries	(5,000)	(3,300)	200
State and local taxes, net of federal benefit	5,001	5,151	3,006
Valuation allowance on state deferred tax assets	(3,504)	(3,378)	(1,967)
U.S. research and development tax credit	(6,344)	(4,177)	(6,656)
U.S. domestic manufacturing deduction	(1,825)	(1,045)	(893)
Tax benefit from sale of subsidiary	—	(5,238)	—
Other	(1,453)	(956)	142
Provision for income taxes	$56,739	$50,846	$48,694
Effective tax rate	26.9%	27.5%	26.5%

As of December 31, 2009, the Company had recorded a deferred tax liability of $6.2 million for the additional U.S. income tax due upon the ultimate repatriation of $61 million of the undistributed earnings of its non-U.S. subsidiaries. Deferred taxes had not been provided on the remainder of the non-U.S. subsidiaries’ undistributed earnings of $217 million because these earnings were considered to be indefinitely reinvested outside the U.S.

Associated with its $90 million acquisition of Money Controls, the Company considered whether it was necessary to maintain a deferred tax liability against a portion of its non-U.S. subsidiaries’ undistributed earnings, or whether all of its non-U.S. earnings were indefinitely reinvested outside of the U.S. In performing this analysis, the Company considered:

•	Its history of utilizing non-U.S. cash to acquire non-U.S. businesses

•	Its current and future needs for cash outside the U.S. (e.g., capital expenditures, funding daily operations and potential future acquisitions),

•	Its ability to satisfy U.S.-based cash needs (e.g., pension contributions, interest payments, quarterly dividends) with cash generated by its U.S. businesses, and

•	Tax reform proposals calling for reduced U.S. corporate tax rates.

Based on these factors, the Company concluded that, as of December 31, 2010, all of its non-U.S. subsidiaries’ earnings of $382 million are indefinitely reinvested outside the U.S. and as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result, in 2010, the Company reversed the previously-established deferred tax liability and recorded a $5.6 million tax benefit.

If the $382 million of non-U.S. earnings mentioned above were distributed in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and foreign withholding taxes; however, it is not practical to estimate the amount of taxes that would be payable upon remittance of these earnings because such tax, if any, is dependent on circumstances existing if and when remittance occurs.

In 2010 and 2008, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date fair market value and, accordingly, were credited to equity in the amounts of $3.3 million and $0.7 million, respectively. In 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded based on grant date fair value. As a result, a shortfall of $0.4 million was charged to equity.

Tax expense/(benefit) of $6.6 million in 2010, $0.7 million in 2009 and $(47.3) million in 2008 related primarily to changes in pension and post-retirement plan assets and benefit obligations were included in accumulated other comprehensive income.

The components of deferred tax assets and liabilities included on the balance sheet are as follows:

(in thousands) December 31,	2010	2009
Deferred tax assets:
Asbestos-related liabilities	$199,009	$224,276
Tax loss and credit carryforwards	78,289	76,954
Environmental reserves	11,333	13,318
Inventories	14,737	17,946
Accrued bonus and stock-based compensation	15,105	13,234
Pension and post-retirement benefits	13,074	32,620
Other	19,879	19,329
Total	351,426	397,677
Less: valuation allowance on non-U.S. and state deferred tax assets, tax loss and credit carryforwards	62,830	74,182
Total deferred tax assets, net	288,596	323,495
Deferred tax liabilities:
Basis difference in fixed assets	(36,479)	(41,605)
Basis difference in intangible assets	(74,132)	(48,746)
Total deferred tax liabilities	(110,611)	(90,351)
Net deferred tax asset	$177,985	$233,144
Balance sheet classification:
Current deferred tax assets	$44,956	$58,856
Long-term deferred tax assets	182,832	204,386
Accrued liabilities	(951)	(520)
Long-term deferred tax liability	(48,852)	(29,578)
Net deferred tax asset	$177,985	$233,144

As of December 31, 2010, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. Federal NOL	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Losses	Total
2010-2015	$51	$—	$1,922	$76,815	$12,900
After 2015	34,770	1,010	2,043	232,913	21,685
Indefinite	—	—	12,841	—	28,067
Total	$34,821	$1,010	$16,806	$309,728	$62,652
Deferred tax asset on tax carryforwards	$34,821	$354	$10,924	$14,574	$17,616	$78,289

Of the $78.3 million deferred tax asset for tax loss and credit carryforwards at December 31, 2010, $42.4 million has been offset by a valuation allowance due to the uncertainty of the Company ultimately realizing future tax benefits from these carryforwards. In addition, the Company considers it unlikely that a portion of the tax benefit related to various U.S. and non-U.S. deferred tax assets will be realized. Accordingly, a $20.4 million valuation allowance has been established against these U.S. and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2010 is approximately $62.8 million.

A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2010	2009
Balance of liability as of January 1,	$6,937	$6,778
Increase as a result of tax positions taken during a prior year	155	111
Decrease as a result of tax positions taken during a prior year	(2,654)	(816)
Increase as a result of tax positions taken during the current year	1,908	1,210
Decrease as a result of settlements with taxing authorities	(1,334)	(315)
Reduction as a result of a lapse of the statute of limitations	(1,287)	(31)
Balance of liability as of December 31,	$3,725	$6,937

The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate was $2.8 million, $7.3 million, and $7.0 million as of December 31, 2010, 2009, and 2008, respectively. The difference between these amounts for the years ended December 31, 2010 and 2009 and the amounts reflected in the tabular reconciliation above relates to (1) deferred U.S. federal income tax benefits on unrecognized tax benefits related to U.S. state income taxes, (2) interest expense, net of deferred federal, U.S. state and non-U.S. tax benefits, (3) deferred non-U.S. income tax benefits on unrecognized tax benefits related to non-U.S. income taxes, and (4) unrecognized tax benefits whose reversal within the next year would be recorded to goodwill.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized $0.4 million of interest income and $0.1 million and $0.3 million of interest expense and penalties,

PART II / ITEM  8

respectively, related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2010 and December 31, 2009, the Company recognized $0.5 million and $0.8 million, respectively, of interest expense and penalty related to unrecognized tax benefits in its consolidated balance sheets.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s consolidated federal income tax returns for all years through 2008. The 2007, 2008, and 2009 federal income tax returns of an acquired subsidiary remain open to examination by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2005. During 2010, certain U.S. state and non-U.S. income tax examination were completed, and, as of December 31, 2010, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

In the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits could change by $0.5 million due to payments for, the expiration of the statute of limitation on, or resolution of U.S. state and non-U.S. tax matters.

Note 3 – Accrued Liabilities

(in thousands) December 31,	2010	2009
Employee-related expenses	$87,952	$81,707
Warranty	19,198	18,728
Other	122,312	118,429
	$229,462	$218,864

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands) For year ended December 31,	2010	2009
Balance at beginning of period	$18,728	$27,305
Expense	7,985	8,722
Additions (deletions) through acquisitions/divestitures	1,446	(383)
Payments/deductions	(8,866)	(17,244)
Currency translation	(95)	328
Balance at end of period	$19,198	$18,728

Note 4 – Other Liabilities

(in thousands) For year ended December 31,	2010	2009
Environmental	$27,675	$41,069
Other	21,860	20,648
	$49,535	$61,717

Note 5 – Research and Development

Research and development costs are expensed when incurred. These costs were $65.9 million, $98.7 million and $153.4 million in 2010, 2009 and 2008, respectively. Funds received from customer-sponsored research and development projects were $9.2 million, $8.1 million and $15.5 million received in 2010, 2009 and 2008, respectively, and were recorded in net sales.

Note 6 – Pension and Postretirement Benefits

In the U.S., the Company sponsors a defined benefit pension plan that covers approximately 38% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 15% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2010	2009	2010	2009
Change in benefit obligation:
Beginning of year	$641,033	$539,015	$15,025	$14,457
Service cost	10,883	10,023	114	106
Interest cost	36,301	35,722	745	891
Plan participants’ contributions	1,328	1,330	—	—
Amendments	—	—	(1,598)	—
Actuarial loss (gain)	18,231	66,517	536	1,361
Settlement	(10,919)	(642)	—	—
Benefits paid	(32,508)	(37,675)	(1,735)	(1,843)
Foreign currency exchange impact	(8,974)	26,181	21	53
Acquisition/divestitures/ curtailment	18,761	562	—	—
Benefit obligation at end of year	$674,136	$641,033	$13,108	$15,025
Change in plan assets:
Fair value of plan assets at beginning of year	$566,882	$448,256
Actual return on plan assets	75,823	90,871
Foreign currency exchange impact	(5,977)	31,354
Employer contributions	42,439	33,388
Acquisition/transferred asset	24,251	—
Plan participants’ contributions	1,328	1,330
Settlement	(10,919)	(642)
Benefits paid	(32,508)	(37,675)
Fair value of plan assets at end of year	$661,319	$566,882	$—	$—
Funded status	$(12,817)	$(74,151)	$(13,108)	$(15,025)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2010	2009	2010	2009
Other assets	$74,477	$54,894	$—	$—
Current liabilities	(640)	(545)	(1,438)	(1,676)
Accrued pension and postretirement benefits	(86,654)	(128,500)	(11,670)	(13,349)
	$(12,817)	$(74,151)	$(13,108)	$(15,025)

Amounts recognized in accumulated other comprehensive (income) loss consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2010	2009	2010	2009
Net loss (gain)	$103,548	$128,645	$(1,756)	$(2,466)
Prior service cost (credit)	1,287	1,828	(1,598)	—
Transition asset	(5)	2	—	—
	$104,830	$130,475	$(3,354)	$(2,466)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2010	2009	2010	2009	2010	2009
Projected benefit obligation	$374.9	$355.8	$299.2	$285.2	$674.1	$641.0
Accumulated benefit obligation	366.1	344.0	277.2	264.1	643.3	608.1
Fair value of plan assets	321.8	260.4	339.5	306.4	661.3	566.9

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2010	2009
Projected benefit obligation	$414,492	$404,046
Accumulated benefit obligation	400,674	387,680
Fair value of plan assets	338,501	285,591

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost
Service cost	$11,417	$10,370	$13,754	$114	$106	$137
Interest cost	36,301	35,722	35,772	745	891	918
Expected return on plan assets	(43,793)	(37,312)	(50,826)	—	—	—
Amortization of prior service cost	451	530	492	—	—	(50)
Amortization of net (gain) loss	6,985	8,357	(707)	(175)	(514)	(186)
Settlement costs	2,614	172	110	—	—	—
Special termination benefits	52	428	1,207	—	—	—
Net periodic benefit cost	$14,027	$18,267	$(198)	$684	$483	$819

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.4 million and $0.4 million, respectively. The estimated net gain and prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.2 million, respectively.

PART II / ITEM  8

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2010	2009	2008	2010	2009	2008
U.S. Plans:
Discount rate	5.80%	6.10%	6.75%	4.75%	5.30%	7.00%
Rate of compensation increase	3.50%	3.65%	3.91%
Non-U.S. Plans:
Discount rate	5.40%	5.76%	6.40%
Rate of compensation increase	3.74%	3.72%	3.76%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2010	2009	2008	2010	2009	2008
U.S. Plans:
Discount rate	6.10%	6.75%	6.25%	5.30%	7.00%	5.75%
Expected rate of return on plan assets	8.25%	8.75%	8.75%
Rate of compensation increase	3.65%	3.91%	4.15%
Non-U.S. Plans:
Discount rate	5.76%	6.40%	5.78%
Expected rate of return on plan assets	7.13%	7.25%	7.12%
Rate of compensation increase	3.72%	3.62%	3.27%

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

In the U.S., the 8.25% expected rate of return on assets assumption for 2010 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2010, the actual asset allocation for the U.S. plan was 55% equity securities, 21% fixed income securities, 22% alternative assets, and 2% cash and cash equivalents.

For the non-U.S. Plans, the 7.13% expected rate of return on assets assumption for 2010 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2010, the actual weighted average asset allocation for the non-U.S. plans was 51% equity securities, 44% fixed income securities, 3% alternative assets, and 2% cash and cash equivalents.

The assumed health care cost trend rates are as follows:

December 31,	2010	2009
Health care cost trend rate assumed for next year	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$54	$(49)
Effect on postretirement benefit obligation	667	(611)

Plan Assets

The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

Asset Category December 31,	Target Allocation	Actual Allocation
		2010	2009
Equity securities	40%-60%	54%	50%
Debt securities	25%-45%	32%	34%
Alternative assets	0%-25%	12%	11%
Money market	0%-5%	2%	5%

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

Equity securities include investments in large-cap, mid-cap, and small-cap companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in hedge funds with a wide variety of strategies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity securities include Crane Co. common stock, which represents 4% of plan assets at December 31, 2010 and 2009.

The fair value of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$11,862	$—	$—	$11,862
Common Stocks
Actively Managed U.S. Equities	97,117	—	—	97,117
Fixed Income Bonds and Notes	—	23,579	—	23,579
Commingled and Mutual Funds
U.S. Equity Funds	—	25,954	—	25,954
Non-U.S. Equity Funds	—	228,551	—	228,551
U.S. Fixed Income, Government and Corporate	—	41,787	—	41,787
Non-U.S. Fixed Income, Government and Corporate	—	145,811	—	145,811
International Balanced Funds	—	6,017	—	6,017
Alternative Investments
Hedge Funds	—	54,380	17,169	71,549
International Property Funds	—	8,347	—	8,347
Annuity Contract	—	745	—	745
Total Fair Value	$108,979	$535,171	$17,169	$661,319

In 2010, assets valued at $111 million were transferred from Level 1 to Level 2 due to a change in classification methodology.

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2010 is presented below:

Asset Category (dollars in thousands)	Hedge Funds
Balance at January 1, 2010	$14,885
Total Realized and Unrealized Gains/(Losses)	2,284
Purchases, Sales, Settlements Transfers in or out of Level 3	—
Balance at December 31, 2010	$17,169

The fair value of the Company’s pension plan assets at December 31, 2009 are as follows:

(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Plan Assets	$221,350	$330,647	$14,885	$566,882

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2009 is presented below:

Asset Category (dollars in thousands)	Alternative Assets
Balance at January 1, 2009	$8,181
Total Realized and Unrealized Gains/(Losses)	1,704
Purchases, Sales, Settlements Transfers in or out of Level 3	5,000
Balance at December 31, 2009	$14,885

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2010:

(in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd (a)	$29,664	12 Months	None	None	90 days written
Evanston Capital Management (a)	$24,716	12 Months	None	None	60 days written
Strategic Value Fund (b)	$17,169	12 Months	None	**	90 days written
U.S. Equity Funds (c)	$25,954	Immediate	None	None	None
Non-U.S. Equity Funds (d)	$228,551	Immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate (e)	$145,811	Immediate	None	None	None
International Property Funds (f)	$8,347	Immediate	None	None	None
International Balanced Funds (g)	$6,017	Immediate	None	None	None
U.S. Government and Corporate Fixed Income (h)	$41,787	Immediate	None	None	None

*	The fair values of the investments have been estimated using the net asset value of the investment
**	This fund is an alternative investment and withdrawals are not permitted until September 2011
(a)	These funds are alternative assets which seeks to outperform equities while taking on fixed income-like risk
(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation
(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks
(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks
(e)	These funds invest in Government and Corporate fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks
(f)	These funds invest in real property in the United Kingdom
(g)	These funds invest in a pre-defined mix of U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes
(h)	These funds invest in U.S. fixed income securities, government, corporate and agency, and seek to outperform the Barclay’s Capital Aggregate Index

PART II / ITEM  8

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $15 million to its defined benefit pension plans and $1.5 million to its other postretirement benefit plan in 2011. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan asset.

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2011	$33,282	$1,489
2012	34,926	1,392
2013	36,574	1,356
2014	38,471	1,302
2015	39,335	1,242
2016-2020	222,250	5,818
Total payments	$404,838	$12,599

The Company participates in several multi-employer pension plans which provide benefits to certain employees under collective bargaining agreements. Contributions to these plans were $0.7 million, 0.9 million and $1.0 million in 2010, 2009 and 2008, respectively.

The Company’s subsidiaries ELDEC Corporation and Interpoint Corporation have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were $2.2 million in 2010, $2.4 million in 2009 and $2.6 million in 2008.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $3.2 million in 2010, $4.6 million in 2009, and $6.4 million in 2008.

In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 2% non-matching contribution to participants who are not eligible to participate in the Company-sponsored defined benefit pension plan or the ELDEC money purchase pension plan due to freezing of participation in those plans effective January 1, 2006. The Company made contributions to these plans of $2.2 million in 2010, $2.0 million in 2009 and $0.8 million in 2008.

Note 7 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2010	2009
Long-term debt consists of:
5.50% notes due 2013	$199,608	$199,464
6.55% notes due 2036	199,128	199,093
Total Long-term debt	$398,736	$398,557
Short-term borrowings	$984	$1,078

In September 2007, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire September 26, 2012. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was only used for letter of credit purposes in 2010 and 2009 and was not used in 2008. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2010, the Company’s ratio was 29%.

(in thousands)	As of December 31, 2010
Short-term borrowings	$984
Long-term debt	398,736
Total indebtedness	$399,720
Total indebtedness	$399,720
Total shareholders’ equity	984,944
Capitalization	$1,384,664
Total indebtedness to capitalization	29%

In November 2006, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Includ-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ing debt issuance cost amortization; these notes have an effective annualized interest rate of 6.67%.

In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization; these notes have an effective annualized interest rate of 5.70%.

All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.

At December 31, 2010, the Company had open standby letters of credit of $42.2 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2011.

Note 8 – Fair Value of Financial Instruments

The Company adopted the provisions under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as of January 1, 2008, with the exception of the application to nonrecurring nonfinancial assets and nonfinancial liabilities, which was delayed and therefore adopted as of January 1, 2009. The provisions under ASC 820 define fair value, establish a framework for measuring fair value and generally accepted accounting principles and expand disclosures about fair value measurements.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2010
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Assets:
Derivatives — foreign exchange contracts	$—	$1,610	$—	$1,610
Liabilities:
Derivatives — foreign exchange contracts	$—	$730	$—	$730

	December 31, 2009
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Assets:
Derivatives — foreign exchange contracts	$—	$668	$—	$668
Liabilities:
Derivatives — foreign exchange contracts	$—	$4,737	$—	$4,737

Valuation Technique—The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

PART II / ITEM  8

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $429.1 million and $411.1 million at December 31, 2010 and 2009, respectively.

The Company adopted the provisions under ASC Topic 825, “Financial Instruments” as of January 1, 2008. These provisions provide companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of the adoption date.

Note 9 – Derivative Instruments and Hedging Activities

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2010, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or statement of cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $184 million and $157 million as of December 31, 2010 and 2009, respectively. The settlement of derivative contracts for the twelve months ended December 31, 2010, 2009 and 2008 resulted in a net cash outflow of $10.2 million, a net cash inflow of $2.0 million and a net cash inflow of $7.9 million, respectively, and is reported with “Total cash provided from operating activities” on the Consolidated Statements of Cash Flows.

Note 10 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2011	$14,521	$658	$13,863
2012	9,502	598	8,904
2013	6,473	96	6,377
2014	4,849	—	4,849
2015	2,923	—	2,923
Thereafter	9,380	—	9,380
Total minimum lease payments	$47,648	$1,352	$46,296

Rental expense was $24.6 million, $25.8 million and $28.4 million for 2010, 2009 and 2008, respectively.

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

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2010, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2010	2009	2008
Beginning claims	66,341	74,872	80,999
New claims	5,032	3,664	4,671
Settlements*	(1,127)	(1,024)	(1,236)
Dismissals	(6,363)	(11,171)	(9,562)
MARDOC claims**	956	—	—
Ending claims	64,839	66,341	74,872

*	Includes Joseph Norris and Earl Haupt judgments.
**	As of January 1, 2010, the Company was named in 36,448 maritime actions (not included in “Beginning claims”) which had been administratively dismissed by the United District Court for the Eastern District of Pennsylvania (“MARDOC claims”). In 2009, the Court initiated a process to review these claims. As of December 31, 2010, 956 claims were restored to active status (and have been added to “Ending claims”), and 11,219 were permanently dismissed. In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”) which had been administratively dismissed upon filing in 2010. The Company expects that more of the remaining 24,281 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 64,839 pending claims as of December 31, 2010, approximately 21,300 claims were pending in New York, approximately 13,800 claims were pending in Mississippi, approximately 10,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims were pending in Texas and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

On March 14, 2008, the Company received an adverse verdict in the James Baccus claim in Philadelphia, Pennsylvania, with compensatory damages of $2.45 million and additional damages of $11.9 million. The Company’s post-trial motions were denied by order dated January 5, 2009. The case was concluded by settlement in the fourth quarter of 2010 during the pendency of the Company’s appeal to the Superior Court of Pennsylvania. The settlement is reflected in the settled claims for 2010.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2010, 2009 and 2008 totaled $106.6 million, $110.1 million and $97.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2010, 2009 and 2008 totaled a $66.7 million net payment, a $55.8 million net payment, (reflecting the receipt of $14.5 million in 2009 for full policy buyout from Highlands Insurance Company (“Highlands”)) and a $58.1 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	For the Year Ended December 31,
	2010	2009	2008
Settlement / indemnity costs incurred(1)	$52.7	$58.3	$45.2
Defense costs incurred(1)	53.9	51.8	51.9
Total costs incurred	$106.6	$110.1	$97.1
Settlement / indemnity payments	$46.9	$57.3	$40.8
Defense payments	54.4	52.2	55.5
Insurance receipts(2)	(34.6)	(53.7)	(38.2)
Pre-tax cash payments(2)	$66.7	$55.8	$58.1

(1)	Before insurance recoveries and tax effects.
(2)	The year ended December 31, 2009 includes a $14.5 million payment from Highlands in January 2009.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through December 31, 2010, the Company has resolved (by settlement or dismissal) approximately 70,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $280 million, for an average settlement cost per resolved claim of $4,000. The average settlement cost per claim resolved during the years ended December 31, 2010, 2009 and 2008 was $7,036, $4,781 and $4,186, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.

PART II / ITEM  8

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trends in the tort system such as those enumerated above. As of December 31, 2010, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2010. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $720 million as of December 31, 2010, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2010 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables.  Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective July 7, 2010, between the Company and Travelers Casualty & Surety Company. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with six of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $79.5 million in aggregate. The most recent of these buyouts was reached with Munich Reinsurance America, Inc. and involved certain historical policies issued by American Re-Insurance Company and American Excess Insurance Company. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has agreed to pay the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights, pending negotiation of a formal settlement agreement with the Company. If the Company is not successful in concluding an agreement with that insurer, then the Company anticipates that it would pursue litigation to enforce its rights under such insurer’s policy. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $214 million as of December 31, 2010.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements, the

PART II / ITEM  8

effect of any additional lump-sum payments under policy buyout agreements, and, following consultation with legal counsel, the consistency of any new coverage-in-place agreements with the assumptions in the model. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed through 2017) that is in excess of available insurance coverage allocated to such years.

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

Other Contingencies

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2010 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with our advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $40.5 million as of December 31, 2010, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

total estimated liability was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

On April 23, 2010, the Company received a letter from the EPA noting higher levels of contaminants in certain monitoring wells in recent months and requesting additional remediation actions in response to those conditions. The Company and its technical advisors reviewed the monitoring well sampling reports, and disagreed with some of the EPA’s conclusions regarding the need for additional remediation, but was unsuccessful in challenging the EPA’s position. The Company is performing the additional actions requested by the EPA in the April 23 letter. The modest increase in cost is not expected to have a significant impact on the total remediation cost for the Goodyear Site.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that upon completing the supplemental remediation investigation and feasibility study and reaching a final work plan in or before 2014, an adjustment to the Company’s liability estimate may be necessary to account for the agreed upon additional work as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2014 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2010 the Company has recorded a receivable of $9.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010. The draft remedial investigation, human health risk assessment and baseline ecological risk reports are currently under review by both FWS and GD-DOTS. The remaining feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2011. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this law-

PART II / ITEM  8

suit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of December 31, 2010, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

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

The Company is also defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appeal was fully briefed and argued in September, 2010. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claims. The case is expected to be tried in the Fall of 2011. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of December 31, 2010, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

During 2010, the Company completed two acquisitions at a total cost of $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $47 million. The pro forma impact of these acquisitions on the Company’s 2010 and 2009 results of operations was not material.

In December 2010, the Company completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 sales were approximately $64 million and the purchase price was $90 million, net of cash acquired of $3 million. Money Controls is being integrated into the Payment Solutions business the Company’s Merchandising Systems segment. In connection with the Money Controls acquisition, the purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price was made in the fourth quarter of 2010 and resulted in current assets of $24 million; property, plant, and equipment of $10 million; identified intangible assets of $43 million, which primarily consist of customer relationships; goodwill of $31 million; other long-term assets of $6 million; deferred tax asset of $4 million; current liabilities of $11 million; deferred tax liabilities of $13 million; and long-term liability of $1 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition will significantly strengthen and broaden the Company’s product offering and will allow the Company to strengthen its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes.

In February 2010, the Company completed the acquisition of Merrimac, a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was approximately $51 million in cash excluding the repayment of $3 million in assumed debt. Merrimac was integrated into the Electronics Group within the Company’s Aerospace & Electronics segment. In connection with the Merrimac acquisition, the purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price was made in the first quarter of 2010 and resulted in current assets of $23 million; property, plant, and equipment of $12 million; identified intangible assets of $20 million, which primarily consist of technology and customer relationships; goodwill of $16 million; current liabilities of $10 million and deferred tax liabilities of $10 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing the Company’s technical capabilities and increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes.

In July 2010, the Company sold Wireless Monitoring Systems (“WMS”) to Textron Systems for $3 million. WMS was included in the Company’s Controls segment. WMS had sales of $3 million in 2009.

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

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Dividend yield	2.68%	4.84%	2.09%
Volatility	40.37%	34.74%	23.71%
Risk-free interest rate	2.20%	1.79%	2.71%
Expected lives in years	4.29	4.20	4.20

Expected dividend yield is based on the Company’s dividend policy. Expected stock volatility was determined based upon the historical volatility for the four-year-period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represents the period of time that options granted are expected to be outstanding.

Activity in the Company’s stock option plans for the year ended December 31, 2010 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2010	5,239	$29.13
Granted	1,076	32.13
Exercised	(1,704)	28.37
Canceled	(302)	30.24
Options outstanding at December 31, 2010	4,309	$30.10	3.19
Options exercisable at December 31, 2010	2,146	$31.29	2.07

The weighted-average fair value of options granted during 2010, 2009 and 2008 was $9.44, $3.45 and $6.74, respectively. The total fair value of shares vested during 2010, 2009 and 2008 was $4.0

PART II / ITEM  8

million, $4.9 million and $6.6 million, respectively. The total intrinsic value of options exercised during 2010, 2009 and 2008 was $14.1 million, $0.5 million and $6.4 million, respectively. The total cash received from these option exercises was $26.4 million, $2.4 million and $14.4 million, respectively, and the tax benefit/(shortfall) realized for the tax deductions from option exercises and vesting of restricted stock was $3.3 million, ($0.4) million and $0.7 million, respectively. The aggregate intrinsic value of exercisable options was $21.0 million, $9.1 million and $0 as of December 31, 2010, 2009 and 2008, respectively.

Included in the Company’s share-based compensation was expense recognized for its restricted stock awards of $7.2 million, $4.8 million and $8.3 million in 2010, 2009 and 2008, respectively. Changes in the Company’s restricted stock for the year ended December 31, 2010 were as follows:

Restricted Stock Activity	Restricted Shares and Restricted Stock Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Stock Units at January 1, 2010	558	$28.99
Restricted Stock vested	(104)	36.04
Restricted Stock forfeited	(18)	33.33
Restricted Stock Units granted	332	32.12
Restricted Stock Units vested	(48)	16.52
Restricted Stock Units forfeited	(25)	24.59
Restricted Stock and Restricted Stock Units at December 31, 2010	695	$29.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Information

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. In accordance with ASC Topic 280, “Segment Reporting”, for purposes of segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to the Company’s environmental liability associated with the former manufacturing site in Goodyear, Arizona, as such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before environment charges” consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Financial information by reportable segment is set forth below:

(in thousands)	2010	2009	2008
Aerospace & Electronics
Net sales — outside(a)	$577,164	$590,118	$638,658
Operating profit(b)	109,228	95,916	54,097
Assets	498,775	435,807	471,768
Goodwill	202,481	185,975	189,613
Capital expenditures	7,756	6,717	9,625
Depreciation and amortization	15,804	11,299	11,809
Engineered Materials
Net sales — outside	$212,280	$172,080	$255,434
Operating profit(c)	30,143	19,657	4,242
Assets	255,340	261,796	270,719
Goodwill	171,491	171,528	171,429
Capital expenditures	1,052	1,137	8,627
Depreciation and amortization	8,090	8,104	9,723
Merchandising Systems
Net sales — outside	$298,040	$292,636	$401,577
Operating profit(d)	16,729	21,122	32,028
Assets	419,704	296,856	302,361
Goodwill	197,453	164,306	153,177
Capital expenditures	3,490	5,631	7,051
Depreciation and amortization	11,811	12,929	13,593
Fluid Handling
Net sales — outside	$1,019,937	$1,049,960	$1,161,887
Net sales — intersegment	3	3	68
Operating profit(e)	122,590	132,211	159,363
Assets	829,523	832,176	889,067
Goodwill	210,695	212,012	238,880
Capital expenditures	7,622	14,225	13,643
Depreciation and amortization	18,534	19,751	16,292
Controls
Net sales — outside	$110,404	$91,549	$146,751
Net sales — intersegment	108	380	394
Operating profit (loss)(f)	5,843	(4,391)	11,237
Assets	66,744	70,073	83,482
Goodwill	28,165	28,157	28,133
Capital expenditures	523	449	4,661
Depreciation and amortization	3,726	4,134	4,010

(a)	Includes $18,880 in 2009 from a settlement claim with Boeing and GE Aviation LLC related to the Company’s brake control system
(b)	Includes restructuring charges of $269, $2,723 and $2,041 in 2010, 2009 and 2008, respectively and $16,360 in 2009 from the above mentioned settlement claim
(c)	Includes restructuring charges of $238, $77 and $19,096 in 2010, 2009 and 2008, respectively.
(d)	Includes $1,276 of transaction costs associated with the acquisition of Money Controls and restructuring charges of $3,224 in 2010, restructuring gains of $2,569 in 2009 and restructuring charges of $13,118 in 2008.
(e)	Includes restructuring charges of $2,964, $4,646 and $5,679 in 2010, 2009 and 2008, respectively.
(f)	Includes restructuring gains of $19 in 2010 and restructuring charges of $367 and $768 in 2009 and 2008, respectively.

PART II / ITEM  8

Information by industry segment (continued):

(in thousands)	2010	2009	2008
Consolidated net sales
Reporting segments	$2,217,935	$2,196,726	$2,604,768
Intersegment elimination	(111)	(383)	(461)
TOTAL NET SALES	$2,217,825	$2,196,343	$2,604,307
Operating profit (loss)
Reporting segments	$284,533	$264,515	$260,967
Corporate — before environmental charges(a)	(49,371)	(56,246)	(39,136)
Corporate expense — environmental charges	—	—	(24,342)
TOTAL OPERATING PROFIT	$235,162	$208,269	$197,489
Interest income	1,184	2,820	10,263
Interest expense	(26,841)	(27,139)	(25,799)
Miscellaneous — net	1,424	976	1,694
INCOME BEFORE INCOME TAXES	$210,929	$184,926	$183,647
Assets
Reporting segments	$2,070,086	$1,896,708	$2,017,397
Corporate	636,611	816,190	757,091
TOTAL ASSETS	$2,706,697	$2,712,898	$2,774,488
Goodwill
Reporting segments	$810,285	$761,978	$781,232
Capital expenditures
Reporting segments	$20,443	$28,159	$43,607
Corporate	590	187	1,529
TOTAL CAPITAL EXPENDITURES	$21,033	$28,346	$45,136
Depreciation and amortization
Reporting segments	$57,965	$56,217	$55,427
Corporate	1,876	1,987	1,735
TOTAL DEPRECIATION AND AMORTIZATION	$59,841	$58,204	$57,162

Information by geographic segments follows:

(in thousands)	2010	2009	2008
Net sales*
United States	$1,319,793	$1,322,433	$1,567,002
Canada	248,380	227,091	306,886
Europe	531,037	544,561	596,785
Other international	118,615	102,258	133,634
TOTAL NET SALES	$2,217,825	$2,196,343	$2,604,307
Assets*
United States	$1,110,668	$998,827	$1,122,561
Canada	259,957	288,793	189,229
Europe	435,406	422,844	626,297
Other international	264,055	186,244	79,310
Corporate	636,611	816,190	757,091
TOTAL ASSETS	$2,706,697	$2,712,898	$2,774,488

*	Net sales and assets by geographic region are based on the location of the business unit.
(a)	Includes a net charge of $7,250 related to a lawsuit settlement in connection with the Company’s fiberglass-reinforced plastic material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Quarterly Results For The Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First			Second			Third			Fourth			Year
2010
Net sales			$530,291			$552,814			$560,714			$574,006	$2,217,825
Cost of sales			352,271			361,779			373,171			385,381	1,472,602
Gross profit			178,020			191,035			187,543			188,625	745,223
Operating profit	(a	)	53,280	(c	)	65,304	(e	)	62,879	(g	)	53,699	235,162
Net income attributable to common shareholders	(b	)	33,234	(d	)	40,041	(f	)	41,507	(h	)	39,388	154,170
Earnings per basic share			0.57			0.68			0.71			0.67	2.63
Earnings per diluted share			0.56			0.67			0.70			0.66	2.59
2009
Net sales			$555,139			$545,491			$550,710	(o	)	$545,004	$2,196,343
Cost of sales			382,010			369,537			365,482			349,001	1,466,030
Gross profit			173,129			175,954			185,228			196,003	730,314
Operating profit	(i	)	37,884	(k	)	45,492	(m	)	55,453	(p	)	69,440	208,269
Net income attributable to common shareholders	(j	)	23,311	(l	)	27,767	(n	)	35,108	(q	)	47,671	133,856
Earnings per basic share			0.40			0.47			0.60			0.82	2.29
Earnings per diluted share			0.40			0.47			0.60			0.81	2.28

(a)	Includes $135 of restructuring charges
(b)	Includes the impact of item ( a ) cited above, net of tax.
(c)	Includes $885 of restructuring gains
(d)	Includes the impact of item ( c ) cited above, net of tax.
(e)	Includes $415 of restructuring gains
(f)	Includes the impact of item ( e ) cited above, net of tax.
(g)	Includes $7,841 of restructuring charges and $1,276 of transaction costs associated with the acquisition of Money Controls.
(h)	Includes the impact of item ( g ) cited above, net of tax and a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls.
(i)	Includes a net charge of $7,750 related to a lawsuit settlement in connection with the Company’s fiberglass-reinforced plastic material and $448 of restructuring gains.
(j)	Includes the impact of item ( i ) cited above, net of tax.
(k)	Includes a $2,295 restructuring charge and a $500 insurance reimbursement related to the lawsuit settlement of ( i ) cited above.
(l)	Includes the impact of item ( k ) cited above, net of tax.
(m)	Includes a $513 restructuring charge
(n)	Includes the impact of item ( m ) cited above, net of tax.
(o)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to the Company’s brake control system.
(p)	Includes $16,360 from the above mentioned settlement related to the Company’s brake control systems and $2,883 of restructuring charges.
(q)	Includes the impact of ( p ) cited above, net of tax and a $5,238 tax benefit related to a divestiture.

PART II / ITEM  8

Note 15 – Restructuring

In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million, and in 2009, the Company recorded additional restructuring charges of approximately $3.3 million to complete these actions (total pre-tax charges of approximately $44.0 million). The restructuring program resulted in net workforce reductions of approximately 850 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company completed substantially all workforce and facility related actions during 2010.

The following table summarizes the accrual balances related to these activities:

(in millions)	December 31, 2009	Expense	Utilization	December 31, 2010
Severance	$7.8	$(1.2)	$(3.6)	$3.0
Other	1.9	—	(1.7)	0.2
Total	$9.7	$(1.2)	$(5.3)	$3.2

In the fourth quarter of 2010, the Company recorded pre-tax restructuring and related charges in the business segments totaling approximately $7.9 million. These charges are primarily comprised of redundant costs associated with the December 2010 acquisition of Money Controls (included in the Merchandising Systems segment) and facility consolidation costs in the Fluid Handling segment. The restructuring charges primarily reflect headcount reductions (cash costs), all of which are expected to be completed during 2011. The Company does not expect to incur additional significant charges in 2011 related to these activities.

PART 2 / ITEM 9

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

Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2010. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crane Co.

Stamford, CT

We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

Stamford, CT

February 28, 2011

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2011 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 9, 2011 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2011 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2011 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2011.

As of December 31, 2010:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2009 Stock Incentive Plan (and predecessor plans)	4,155,351	$30.01	4,709,322
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	153,333	32.47	526,470
Equity compensation plans not approved by security holders	—	—	—
Total	4,308,684	$30.10	5,235,792

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2011 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2011.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2011 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2011.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Consolidated Financial Statements:

(b) Exhibits

Exhibit No.	Description
Exhibit 10.1	Agreement between the Company and Robert S. Evans dated January 24, 2011.
Exhibit 10.2	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control. Agreements in this form have been entered into with the following executive officers: Messrs. Bender, Craney, Ellis and Romito.
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 contained in Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(3)(b)	Company’s bylaws as amended on January 26, 2009. (incorporated by reference to Exhibit 3.b to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Amended and Restated Credit Agreement dated as of September 26, 2007, among Crane Co., the borrowing subsidiaries party hereto, JP Morgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., and the Bank of New York as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007).

3)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 16, 2008 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008).

(4)(b)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

PART IV / ITEM 15

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan contained in Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(b)	The employment agreement with Eric C. Fast contained in Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

(c)	The Crane Co. 2001 Stock Incentive Plan contained in Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(d)	The employment agreement, as amended, with Robert S. Evans contained in Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(e)	The Crane Co. 2004 Stock Incentive Plan contained in Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(h)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 contained in Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006.

(i)	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control. Agreements in this form have been entered into with the following executive officers: Messrs, duPont, Fast, Krawitt, Maue, Mitchell, Pantaleoni and Perlitz and Ms. Kopczick.

(j)	Form of Indemnification Agreement contained in Exhibit 10 (iii) (l) to the Company’s Annual Report on Form 10-K. Agreements in this form have been entered into with each director and executive officer of the Company.

(l)	Time Sharing Agreement effective as of January 30, 2007, between the Company and E. C. Fast, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006

(m)	2007 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 9, 2007

(n)	2007 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 9, 2007

(o)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(p)	EVA Incentive Compensation Plan for Operating Units, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008

(q)	The Crane Co. 2009 Stock Incentive Plan contained in Appendix A to the Company’s Proxy Statement filed on March 6, 2009

(r)	The Crane Co. 2009 Non-Employee Director Compensation Plan contained in Appendix B to the Company’s Proxy Statement filed on March 6, 2009

(s)	The 2009 Crane Co. Corporate EVA Incentive Compensation Plan contained in Appendix C to the Company’s Proxy Statement filed on March 6, 2009

(t)	Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

By	/s/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 2/28/11

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/s/ E.C. FAST	By	/s/ A.L. KRAWITT	By	/s/ R.A. MAUE
	E.C. Fast President and Chief Executive Officer (Principal Executive Officer) Date 2/28/11		A.L. Krawitt Vice President, Treasurer (Principal Financial Officer) Date 2/28/11		R.A. Maue Vice President, Controller (Principal Accounting Officer) Date 2/28/11

Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By	/s/ D.G. COOK
	R.S. Evans, Chairman of the Board Date 2/28/11		E.T. Bigelow Date 2/28/11		D.G. Cook Date 2/28/11

By	/s/ K.E. DYKSTRA	By	/s/ E.C. FAST	By	/s/ R.S. FORTÉ
	K. E. Dykstra Date 2/28/11		E.C. Fast Date 2/28/11		R.S. Forté Date 2/28/11

By	/s/ D.R. GARDNER	By	/s/ P.R. LOCHNER, JR.	By	/s/ R.F. MCKENNA
	D.R. Gardner Date 2/28/11		P.R. Lochner, Jr. Date 2/28/11		R.F. McKenna Date 2/28/11

By	/s/ C.J. QUEENAN, JR.	By	/s/ J.L.L. TULLIS
	C.J. Queenan, Jr. Date 2/28/11		J.L.L. Tullis Date 2/28/11

CORPORATE GOVERNANCE GUIDELINES

The Board’s Goal

The Board’s goal is to build long-term value for our shareholders and to assure the vitality of the Company for its customers, employees and the other individuals and organizations who depend on us.

Size of the Board

The Board believes that it should generally have no fewer than nine and no more than twelve directors.

Selection of New Directors

The guidelines require that nominees for director be those people who, after taking into account their skills, expertise, integrity, diversity and other qualities, are believed to enhance the Board’s ability to manage and direct, in an effective manner, our business and affairs.

The Nominating and Governance Committee is responsible for assessing the appropriate balance of criteria required of Board members.

Each director is expected, within five years following his or her election to the Board, to own our stock in an amount that is equal in value to five times the director’s annual retainer fee.

Other Public Company Directorships

Directors who also serve as chief executive officers should not serve on more than two public company boards in addition to the Board, and other directors should not sit on more than four public company boards in addition to the Board. The members of the Audit Committee should not serve on more than two other audit committees of public companies.

Independence of the Board

The Board shall be comprised of a substantial majority of directors who qualify as independent directors (“Independent Directors”) under the listing standards of the New York Stock Exchange (the “NYSE”). The Board has adopted Standards for Director Independence, the text of which appears on our website.

Retirement Policy for Directors

The Board does not believe that there should be fixed criteria requiring automatic retirement from the Board. However, the Board recognizes that there are certain events that could have an effect on a person’s ability to be an effective contributor to the Board process. Accordingly, each director who has attained the age of 72, served on the Board for fifteen years or changed the position he or she held when he or she became a member of the Board is expected to so notify the Nominating and Governance Committee and offer to submit his or her resignation as a director effective at such time. The Nominating and Governance Committee will review the continued appropriateness of the affected director remaining on the Board under the circumstances.

Board Compensation

A director who is also our officer does not receive additional compensation for such service as a director. We believe that compensation for non-employee directors should be competitive and should encourage increased ownership of our stock through the payment of a portion of director compensation in Company stock, options to purchase our stock or similar compensation. Director’s fees (including any additional amounts paid to the chairs of committees and to members of committees of the Board) are the only compensation a member of the Audit Committee may receive from us. Any charitable contribution in excess of $10,000 to a charity or other tax exempt organization in which a director or executive officer of the Company is a trustee or director or which under the rules established by the NYSE would cause a director to be deemed not to be independent requires the prior approval of the Nominating and Governance Committee.

Board Operations

The Board holds eight regularly scheduled meetings each year. At least one regularly scheduled meeting of the Board is held each calendar quarter.

Our non-management directors meet in executive session without management on a regularly scheduled basis, but not fewer than two times a year. The Chairman of the Board presides at such executive sessions, unless such person is a member of our management. If the Chairman is a member of our management, the presiding person at executive sessions rotates on an annual basis among the chairs of the Nominating and Governance Committee, Audit Committee and Management Organization and Compensation Committee.

Strategic Direction of the Company

It is management’s job, under the direction of our Chief Executive Officer, to formalize, propose and establish strategic direction, subject to review and input by the Board. It is also the primary responsibility of management, under the direction of our Chief Executive Officer, to implement our business plans in accordance with such strategic direction and for the Board to monitor and evaluate, with the assistance of our Chief Executive Officer, strategic results.

Board Access to Management

Board members have access to our management and, as appropriate, to our outside advisors.

Attendance of Management Personnel at Board Meetings

The Board encourages the Chief Executive Officer to bring members of management who are not directors into Board meetings from time to time to: (i) provide management’s insight into items being discussed by the Board which involve the manager; (ii) make presentations to the Board on matters which involve the manager; and (iii) bring managers with significant potential into contact with the Board. Attendance of such management personnel at Board meetings is at the discretion of the Board.