Form 10-Q
period 2011-03-31
CRANE CO /DE/
filed 2011-05-06
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2011

Common stock, $1.00 Par Value – 58,346,743 shares

Part I – Financial Information

Item 1.	Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net sales	$611,020	$530,291
Operating costs and expenses:
Cost of sales	397,850	352,271
Selling, general and administrative	140,310	124,740

Operating profit	72,860	53,280

Other income (expense):
Interest income	290	225
Interest expense	(6,622)	(6,726)
Miscellaneous - net	3,625	(21)

	(2,707)	(6,522)

Income before income taxes	70,153	46,758
Provision for income taxes	21,775	13,574

Net income before allocation to noncontrolling interests	48,378	33,184
Less: Noncontrolling interest in subsidiaries’ losses	(89)	(50)

Net income attributable to common shareholders	$48,467	$33,234

Earnings per basic share	$0.83	$0.57

Earnings per diluted share	$0.81	$0.56

Average basic shares outstanding	58,330	58,650
Average diluted shares outstanding	59,552	59,570
Dividends per share	$0.23	$0.20

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$233,162	$272,941
Accounts receivable, net	356,257	301,918
Current insurance receivable - asbestos	33,000	33,000
Inventories, net:
Finished goods	102,750	90,825
Finished parts and subassemblies	35,668	33,091
Work in process	67,488	58,519
Raw materials	141,907	136,642

Inventories, net	347,813	319,077
Current deferred tax asset	58,427	44,956
Other current assets	17,281	16,769

Total current assets	1,045,940	988,661
Property, plant and equipment:
Cost	800,977	781,469
Less: accumulated depreciation	517,971	500,723

Property, plant and equipment, net	283,006	280,746
Long-term insurance receivable - asbestos	174,253	180,689
Long-term deferred tax assets	162,145	182,832
Other assets	104,353	100,848
Intangible assets, net	157,445	162,636
Goodwill	822,516	810,285

Total assets	$2,749,658	$2,706,697

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
Liabilities and equity
Current liabilities:
Short-term borrowings	$916	$984
Accounts payable	173,798	157,051
Current asbestos liability	100,000	100,000
Accrued liabilities	217,685	229,462
U.S. and foreign taxes on income	13,605	11,057

Total current liabilities	506,004	498,554
Long-term debt	398,780	398,736
Accrued pension and postretirement benefits	98,140	98,324
Long-term deferred tax liability	49,482	48,852
Long-term asbestos liability	600,506	619,666
Other liabilities	47,089	49,535

Total liabilities	1,700,001	1,713,667
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	0	0
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	176,023	174,143
Retained earnings	1,161,653	1,126,630
Accumulated other comprehensive income	43,076	11,518
Treasury stock	(411,598)	(399,773)

Total shareholders’ equity	1,041,580	984,944
Noncontrolling interest	8,077	8,086

Total equity	1,049,657	993,030

Total liabilities and equity	$2,749,658	$2,706,697

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,230,668)	(14,265,452)

Common stock outstanding	58,195,471	58,160,687

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income attributable to common shareholders	$48,467	$33,234
Noncontrolling interest in subsidiaries’ losses	(89)	(50)

Net income before allocation to noncontrolling interests	48,378	33,184
Gain on divestiture	(4,258)	—
Depreciation and amortization	15,774	14,437
Stock-based compensation expense	3,503	3,172
Defined benefit plans and postretirement expense	2,749	3,325
Deferred income taxes	6,893	6,682
Cash used for working capital	(67,250)	(31,687)
Defined benefit plans and postretirement contributions	(4,779)	(1,076)
Environmental payments, net of reimbursements	(4,593)	(3,200)
Payments for asbestos-related fees and costs, net of insurance recoveries	(12,725)	(11,125)
Other	142	3,106

Total (used for) provided by operating activities	(16,166)	16,818

Investing activities:
Capital expenditures	(8,138)	(4,119)
Proceeds from disposition of capital assets	4,553	—
Payment for acquisitions, net of cash acquired	—	(51,167)
Proceeds from divestiture	1,000	—

Total used for investing activities	(2,585)	(55,286)

Financing activities:
Equity:
Dividends paid	(13,474)	(11,743)
Reacquisition of shares on open market	(29,999)	—
Stock options exercised - net of shares reacquired	12,552	4,714
Excess tax benefit from stock-based compensation	3,952	391
Debt:
Net decrease in short-term debt	(76)	(3,046)

Total used for financing activities	(27,045)	(9,684)

Effect of exchange rates on cash and cash equivalents	6,017	(4,978)

Decrease in cash and cash equivalents	(39,779)	(53,130)
Cash and cash equivalents at beginning of period	272,941	372,714

Cash and cash equivalents at end of period	$233,162	$319,584

Detail of cash used for working capital:
Accounts receivable	$(48,577)	$(24,498)
Inventories	(22,641)	(8,993)
Other current assets	(312)	(66)
Accounts payable	14,023	14,858
Accrued liabilities	(14,509)	(13,891)
U.S. and foreign taxes on income	4,766	903

Total	$(67,250)	$(31,687)

Supplemental disclosure of cash flow information:
Interest paid	$6,074	$6,102
Income taxes paid	$7,207	$5,596

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amended guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The standard was effective for the Company beginning in the first quarter of 2011. The adoption of the new guidance did not have an impact on the Company’s disclosures.

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software-related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have vendor-specific objective evidence (VSOE) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for fiscal years beginning on or after June 15, 2010; however, early adoption was permitted. The Company did not elect to adopt the standard early; accordingly, the standard was effective for the Company beginning in the first quarter of 2011. The adoption of the new standard did not have a significant impact on the Company’s disclosures, consolidated financial position, results of operations and cash flows.

3.	Segment Results

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has five reportable segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. Furthermore, Corporate consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

Financial information by reportable segment is set forth below:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net sales
Aerospace & Electronics	$161,936	$133,645
Engineered Materials	61,832	53,755
Merchandising Systems	94,878	70,171
Fluid Handling	264,142	247,789
Controls	28,232	24,931

Total	$611,020	$530,291

Operating profit (loss)
Aerospace & Electronics	$34,042	$24,489
Engineered Materials	10,143	8,540
Merchandising Systems	4,673	4,969
Fluid Handling	35,453	27,989
Controls	3,111	126
Corporate	(14,562)	(12,833)

Total	72,860	53,280
Interest income	290	225
Interest expense	(6,622)	(6,726)
Miscellaneous—net *	3,625	(21)

Income before income taxes	$70,153	$46,758

*	Primarily related to the sale of a building in the three months ended March 31, 2011.

	As of
(in thousands)	March 31, 2011	December 31, 2010
Assets
Aerospace & Electronics	$517,544	$498,775
Engineered Materials	266,119	255,340
Merchandising Systems	436,236	419,704
Fluid Handling	885,083	829,523
Controls	65,430	66,744
Corporate	579,246	636,611

Total	$2,749,658	$2,706,697

	As of
(in thousands)	March 31, 2011	December 31, 2010
Goodwill
Aerospace & Electronics	$203,586	$202,481
Engineered Materials	171,520	171,491
Merchandising Systems	204,060	197,453
Fluid Handling	215,360	210,695
Controls	27,990	28,165

Total	$822,516	$810,285

4.	Earnings Per Share

The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, restricted share units and deferred stock units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the year.

	Three Months Ended March 31,
(in thousands, except per share data)	2011	2010
Net income attributable to common shareholders	$48,467	$33,234

Average basic shares outstanding	58,330	58,650
Effect of dilutive stock options	1,222	920

Average diluted shares outstanding	59,552	59,570

Earnings per basic share	$0.83	$0.57
Earnings per diluted share	$0.81	$0.56

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.5 million and 2.0 million average options for the first quarter of 2011 and 2010, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the three months ended March 31, 2011 and 2010 is provided below:

	Three Months Ended March 31,
	2011			2010
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$984,944	$8,086	$993,030	$885,762	$7,940	$893,702
Dividends	(13,444)	—	(13,444)	(11,750)	—	(11,750)
Reacquisition on open market	(29,999)	—	(29,999)	—	—	—
Exercise of stock options, net of shares reacquired	12,599	—	12,599	6,112	—	6,112
Stock compensation expense	3,503	—	3,503	3,172	—	3,172
Excess tax benefit from stock based compensation	3,952	—	3,952	391	—	391
Net income (loss)	48,467	(89)	48,378	33,234	(50)	33,184
Less: Currency translation adjustment	30,361	80	30,441	(17,784)	(151)	(17,935)
Less: Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	1,197	—	1,197	—	—	—

Comprehensive income (loss)	80,025	(9)	80,016	15,450	(201)	15,249

Balance, end of period	$1,041,580	$8,077	$1,049,657	$899,137	$7,739	$906,876

The table below provides the accumulated balances for each classification of accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets.

	March 31, 2011	December 31, 2010
Currency translation adjustment	$107,544	$77,183
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(64,468)	(65,665)

Accumulated other comprehensive income	$43,076	$11,518

*	Net of tax benefit of $31,553 and $32,091 for March 31, 2011 and December 31, 2010, respectively.

6.	Acquisitions

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

In December 2010, the Company completed the acquisition of Money Controls Limited (“Money Controls”), a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 sales were approximately $64 million and the purchase price was $90 million, net of cash acquired of $3 million. Money Controls is being integrated into the Payment Solutions business in the Company’s Merchandising Systems segment. In connection with the Money Controls acquisition, the purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price was made in the fourth quarter of 2010 and resulted in current assets of $24 million; property, plant, and equipment of $10 million; identified intangible assets of $43 million, which primarily consist of customer relationships; goodwill of $31 million; other long-term assets of $6 million; deferred tax asset of $4 million; current liabilities of $11 million; deferred tax liabilities of $13 million; and long-term liabilities of $1 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition will significantly strengthen and broaden the Company’s product offering and will allow the Company to further its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes. See Note 7 for further details on purchase price allocation.

In February 2010, the Company completed the acquisition of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was approximately $51 million in cash excluding the repayment of $3 million in assumed debt. Merrimac was integrated into the Electronics Group within the Company’s Aerospace & Electronics segment. In connection with the Merrimac acquisition, the purchase price and recording of the transaction were based on valuation assessments which are now completed. The allocation of the aggregate purchase price resulted in current assets of $23 million; property, plant, and equipment of $12 million; identified intangible assets of $20 million, which primarily consist of technology and customer relationships; goodwill of $14 million; current liabilities of $10 million; and deferred tax liabilities of $8 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing the Company’s technical capabilities and increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes. See Note 7 for further details on purchase price allocation.

7.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2011, the Company had twelve reporting units.

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

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$810,285	$761,978
Additions	—	47,469
Adjustments to purchase price allocations	3,932	—
Translation and other adjustments	8,299	838

Balance at end of period	$822,516	$810,285

For the three months ended March 31, 2011, the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac. The additions to goodwill during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at beginning of period, net of accumulated amortization	$162,636	$118,731
Adjustments to purchase price allocations	(2,888)	62,617
Amortization expense	(5,126)	(17,126)
Currency translation	2,823	(1,586)

Balance at end of period, net of accumulated amortization	$157,445	$162,636

For the three months ended March 31, 2011, the adjustments to purchase accounting adjustments relate to the December 2010 acquisition of Money Controls. The adjustments to purchase price allocations during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

A summary of intangible assets follows:

	Weighted Average Amortization	March 31, 2011			December 31, 2010
(in thousands)	Period (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.5	$120,476	$59,151	$61,325	$118,805	$57,514	$61,291
Customer relationships and backlog	6.6	134,518	48,987	85,531	134,401	49,129	85,272
Drawings	0.7	10,825	10,809	16	10,825	10,699	126
Other	4.7	31,014	20,441	10,573	31,692	15,745	15,947

Total	8.0	$296,833	$139,388	$157,445	$295,723	$133,087	$162,636

Amortization expense for these intangible assets is currently estimated to be approximately $14.6 million in total for the remaining three quarters in 2011, $17.2 million in 2012, $16.4 million in 2013, $15.5 million in 2014, $13.6 million in 2015 and $52.1 million in 2016 and thereafter. Of the $157.4 million of net intangible assets at March 31, 2011, $28.0 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

(in thousands)	March 31, 2011	December 31, 2010
Employee related expenses	$75,168	$87,952
Advanced payments from customers	26,903	24,708
Warranty	19,388	19,198
Other	96,226	97,604

Total	$217,685	$229,462

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$19,198	$18,728
Expense	2,039	7,985
Additions through acquisitions/divestures	—	1,446
Payments / deductions	(2,027)	(8,866)
Currency translation	178	(95)

Balance at end of period	$19,388	$19,198

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2011, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
Beginning claims	64,839	66,341	66,341
New claims	965	913	5,032
Settlements	(340)	(290)	(1,127)
Dismissals	(817)	(467)	(6,363)
MARDOC claims*	(1)	982	956

Ending claims	64,646	67,479	64,839

*	As of January 1, 2010, the Company was named in 36,448 maritime actions (not included in “Beginning claims”) which had been administratively dismissed by the United District Court for the Eastern District of Pennsylvania (“MARDOC claims”). In 2009, the Court initiated a process to review these claims. As of March 31, 2011, 955 claims were restored to active status (and have been added to “Ending claims”), and 11,249 were permanently dismissed. In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”) which had been administratively dismissed upon filing in 2010. The Company expects that more of the remaining 24,252 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 64,646 pending claims as of March 31, 2011, approximately 21,100 claims were pending in New York, approximately 13,700 claims were pending in Mississippi, approximately 10,000 claims were pending in Texas and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009 the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The plaintiffs have appealed that ruling.

On March 23, 2010, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs have taken timely appeals of certain aspects of those judgments. All appeals are pending.

Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2011 and 2010 totaled $27.6 million and $27.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2011 and 2010 totaled a $12.7 million net payment and an $11.1 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
Settlement / indemnity costs incurred (1)	$16.2	$15.5	$52.7
Defense costs incurred (1)	11.4	12.0	53.9

Total costs incurred	$27.6	$27.5	$106.6

Settlement / indemnity payments	$8.5	$12.5	$46.9
Defense payments	10.6	11.4	54.4
Insurance receipts	(6.4)	(12.8)	(34.6)

Pre-tax cash payments	$12.7	$11.1	$66.7

(1)	Before insurance recoveries and tax effects.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through March 31, 2011, the Company has resolved (by settlement or dismissal) approximately 70,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $300 million, for an average settlement cost per resolved claim of $4,000. The average settlement cost per claim resolved during the years ended December 31, 2010, 2009 and 2008 was $7,036, $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the jurisdictions where such claims are filed, and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits; and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to provide $30 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management monitors these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. As of March 31, 2011, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2011. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $701 million as of March 31, 2011, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2011 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $207 million as of March 31, 2011.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements, the effect of any additional lump-sum payments under policy buyout agreements, and, following consultation with legal counsel, the consistency of any new coverage-in-place agreements with the assumptions in the model. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed through 2017) that is in excess of available insurance coverage allocated to such years.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at March 31, 2011 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $35.9 million as of March 31, 2011, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2011 the Company has recorded a receivable of $9.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located about five miles west of Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about 30,000 acres of the Crab Orchard Site were leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010. The draft remedial investigation, human health risk assessment and baseline ecological risk reports are currently under review by both FWS and GD-OTS. The remaining feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2011. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of March 31, 2011, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The case is expected to be tried in the Fall of 2011. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of March 31, 2011, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

Pursuant to recently enacted regulations in New Jersey, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey, to determine if any contaminants (volatile organic compound vapors from groundwater) from the facility were present in those homes. The Company installed vapor mitigation equipment in three homes where contaminants were found. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 142 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the facility. It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because among other things, the extent of the environmental impact, consideration of other factors affecting value and determination of the claimants actual proximity to the contamination have not yet advanced to the stage where a reasonable estimate can be made.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended March 31,
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Service cost	$2,976	$2,853	$115	$30
Interest cost	9,127	9,024	603	187
Expected return on plan assets	(11,807)	(10,607)	—	—
Amortization of prior service cost	102	135	(102)	—
Amortization of net loss (gain)	1,978	1,743	(243)	(40)

Net periodic cost	$2,376	$3,148	$373	$177

The Company expects, based on current actuarial calculations, to contribute approximately $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2011, of which $4.6 million and $0.2 million have been contributed during the first quarter of 2011, respectively. The Company contributed $42.4 million to its defined benefit plans and $0.8 million to its other postretirement benefit plans in 2010. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculates its income tax provision in accordance with the requirements of ASC Topic 740, “Income Taxes.”

The Company’s effective tax rate of 31% for the three months ended March 31, 2011, is higher than the Company’s effective tax rate of 29% for the three months ended March 31, 2010 primarily due to a change in measurement of certain tax positions that was recorded in the first quarter of 2010. This was partially offset by:

•	A larger U.S. federal tax benefit for domestic manufacturing activities in the first quarter of 2011;

•	The inclusion of the U.S. federal research tax credit in the first quarter of 2011 due to its statutory extension in December 2010; and

•	The permanent reinvestment of the undistributed earnings of the Company’s non-U.S. subsidiaries as of December 31, 2010.

The Company’s effective tax rate for the three months ended March 31, 2011 is lower than the statutory U.S. federal tax rate primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities, and the U.S. federal research tax credit. These items are partially offset by U.S. state taxes, net of the U.S. federal benefit and certain non-deductible expenses.

The Company’s gross unrecognized tax benefits increased by $1.6 million during the three months ended March 31, 2011. This increase relates to tax positions taken in both the current and prior periods. During the three months ended March 31, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $1.6 million.

The Company recognizes interest and penalties related to unrecognized tax benefits in its income tax expense. During the three months ended March 31, 2011, the total amount of interest expense related to unrecognized tax benefits recognized in the Company’s condensed consolidated statement of operations was $0.1 million. At March 31, 2011 and December 31, 2010, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.5 million and $0.4 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. The IRS has completed its examinations of the Company’s federal income tax returns for all years through 2008. The 2007, 2008, and 2009 federal income tax returns of an acquired subsidiary remain open to examination by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2006. As of March 31, 2011, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of March 31, 2011, it is reasonably possible that the Company’s unrecognized tax benefits may increase by approximately $0.2 million during the next twelve months primarily as a result of activity related to tax positions expected to be taken during the remainder of the current year.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of March 31, 2011 and December 31, 2010:

(in thousands)	March 31, 2011	December 31, 2010
Long-term debt consists of:
5.50% notes due 2013	$199,645	$199,608
6.55% notes due 2036	199,135	199,128

Total long-term debt	$398,780	$398,736

Short-term borrowings	$916	$984

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2011, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statements of operations, balance sheets or statements of cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions had a notional value of $203 million and $184 million as of March 31, 2011 and December 31, 2010, respectively. The settlement of derivative contracts for the three months ended March 31, 2011 and 2010, resulted in a net cash inflow of $5.5 million and a net cash outflow of $6.8 million, respectively, and is reported with “Total (used for) provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2011				December 31, 2010
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$935	$—	$935	$—	$1,610	$—	$1,610
Liabilities:
Derivatives - foreign exchange contracts	$—	$452	$—	$452	$—	$730	$—	$730

Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $424.3 million and $429.1 million at March 31, 2011 and December 31, 2010, respectively.

15.	Restructuring

2008 Restructuring

In the fourth quarter of 2008, the Company recorded pre-tax restructuring and related charges in the business segments totaling $40.7 million, and in 2009, the Company recorded additional restructuring charges of approximately $3.3 million to complete these actions (total pre-tax charges of approximately $44.0 million). The restructuring program resulted in net workforce reductions of approximately 850 employees, the exiting of five facilities and the disposal of assets associated with the exited facilities. The Company completed substantially all workforce- and facility-related actions during 2010.

The following table summarizes the accrual balances related to these activities:

(in millions)	December 31, 2010	Expense	Utilization	March 31, 2011
Severance	$3.0	$—	$(0.6)	$2.4
Other	0.2	—	(0.1)	0.1

Total	$3.2	$—	$(0.7)	$2.5

2010 Restructuring

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

The following table summarizes the accrual balances related to these activities:

(in millions)	December 31, 2010	Expense	Utilization	March 31, 2011
Severance	$7.5	$—	$—	$7.5
Other	—	—	—	—

Total	$7.5	$—	$—	$7.5

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission and are incorporated by reference herein.

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

Outlook

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies (including the economic effects related to the crisis in Japan) as well as to currency fluctuations, inflationary pressures and increasing raw material costs. Core business sales increased by 11% in the first quarter of 2011 compared to the first quarter of 2010 and 9% in the fourth quarter of 2010 compared to the fourth quarter of 2009, reflecting continued recovery in our later, longer cycle businesses (Aerospace and Fluid Handling) and in our shorter cycle businesses (Engineered Materials, Merchandising Systems and certain maintenance, repair, and overhaul (“MRO”) markets in Fluid Handling). In 2011, we expect total year-over-year sales growth of 10% to 12% compared to our prior estimate of 7% to 9%, reflecting higher core growth and more favorable foreign exchange.

Aerospace & Electronics

We believe the Aerospace market is recovering from the downturn and, accordingly, we expect continued strong performance, evidenced by continued sales increases and better than expected orders received for other equipment manufacturer (“OEM”) and aftermarket applications in our Aerospace Group which began in the second half of 2010. We also expect build rates for large transports will increase over 2010 levels, and we continue to anticipate a recovery in business and regional jet activity. In addition, aftermarket sales are expected to increase in 2011, given recent positive trends in spares and repair and overhaul (“R&O”) activity. We are cautious about the effects of increasing airline fuel costs. In 2011, we expect higher sales and profits in our Electronics Group based on a strong backlog and projected growth in both our military and commercial businesses. Several programs are transitioning from development to production, creating positive momentum for sales. In the commercial portion of our business, we continue to expect strong sales growth, primarily associated with demand for power solutions from the commercial aviation market. In the defense portion of our business, which is approximately two-thirds of our Electronics Group, we are focused on Intelligence, Surveillance and Reconnaissance (ISR), and we expect our business to grow despite concerns of overall reductions in government spending.

Engineered Materials

In our Engineered Materials segment, we expect an increase in sales volume and operating profit in 2011. Sales to our traditional RV customers are expected to grow slightly, as RV manufacturers adjust OEM build rates to reflect a modest increase in retail RV sales. In addition, we expect further improvement in transportation-related sales, and we believe that our Building Products sales will show an increase in 2011.

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

Fluid Handling

In our Fluid Handling segment, backlog has grown for the past five quarters and is now 12% higher at March 31, 2011 compared to December 31, 2010. MRO businesses continue to lead the recovery and project quote activity continues to improve, particularly in emerging markets, but also to a lesser extent in developed markets. Market conditions continue to strengthen on a global basis for our ChemPharma business. Refineries worldwide are generally improving and North American and Asian power markets are also beginning to recover for our Energy business. Accordingly, we expect to see moderate growth in sales and profits in 2011, aided by a recovery in our later, longer cycle, process valve business.

Results from Operations—Three Month Periods Ended March 31

All comparisons below refer to the first quarter 2011 versus the first quarter 2010, unless otherwise specified.

First quarter of 2011 compared with first quarter of 2010

	First Quarter		Change
(dollars in millions)	2011	2010	$	%
Net sales	$611.0	$530.3	$80.7	15.2
Operating profit	72.9	53.3	19.6	36.7
Operating margin	11.9%	10.0%
Other income (expense):
Interest income	0.3	0.2	0.1	28.9
Interest expense	(6.6)	(6.7)	0.1	1.5
Miscellaneous - net	3.6	(0.0)	3.6	NM

	(2.7)	(6.5)	3.8	58.5

Income before income taxes	70.2	46.8	23.4	50.0
Provision for income taxes	21.8	13.6	8.2	60.4

Net income before allocation to noncontrolling interests	48.4	33.2	15.2	45.8
Less: Noncontrolling interest in subsidiaries’ losses	(0.1)	(0.1)	(0.0)	(78.0)

Net income attributable to common shareholders	48.5	33.2	$15.2	45.8

First quarter of 2011 sales increased $80.7 million, or 15.2% compared to the first quarter of 2010. Core business sales for the first quarter increased approximately $57.7 million, or 10.9%. Sales also increased $16.0 million, or 3.0%, due to the net impact of divestitures and acquisitions. The impact of currency translation increased reported sales by approximately $7.0 million, or 1.3%, as the U.S. dollar weakened against other major currencies in the first quarter of 2011 compared to the first quarter of 2010. Net sales related to operations outside the U.S. were 41.1% and 41.0% of total net sales for the quarters ended March 31, 2011 and 2010, respectively.

Operating profit was $72.9 million in the first quarter 2011 compared to $53.3 million in the same period of 2010. The increase in operating profit reflected improved performance in our Aerospace & Electronics, Fluid Handling, Controls, and Engineered Materials segments. Operating profit margins were 11.9% in the first quarter of 2011, compared to 10.0% in the comparable period in 2010.

Miscellaneous – net increased by $3.6 million in the first quarter 2011 compared to the same period of 2010. The increase primarily reflected the net gain associated with the sale of a building in Ontario.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate of 31% for the three months ended March 31, 2011 is higher than our effective rate of 29% for the three months ended March 31, 2010 primarily due to a change in measurement of certain tax positions that was recorded in the first quarter of 2010. This was partially offset by (i) a larger U.S. federal tax benefit for domestic manufacturing activities in the first quarter of 2011, (ii) the inclusion of the U.S. federal research tax credit in the first quarter of 2011 due to its statutory extension in December 2010, and (iii) the permanent reinvestment of the undistributed earnings of our non-U.S. subsidiaries as of December 31, 2010.

Segment Results

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2011	2010
Sales	$161.9	$133.6	$28.3	21.2%
Operating profit	$34.0	$24.5	$9.6	39.0%
Operating margin	21.0%	18.3%

The first quarter 2011 sales increase of $28.3 million reflected sales increases of $19.7 million and $8.6 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $9.6 million, or 39.0%, in the first quarter of 2011 when compared to the same period in the prior year, driven by strong sales growth and margin improvement in both the Aerospace and Electronics Groups.

Aerospace Group sales of $98.6 million increased $19.7 million, or 25.1%, from $78.9 million in the prior year period. The increase was largely attributable to higher OEM product sales of 19.8% and higher aftermarket product sales of 33.7%. The OEM sales increase reflects higher commercial product sales associated with large commercial transport, regional and business jets. The aftermarket sales increase reflects higher spares and R&O product sales, as well as modernization and upgrade product sales, primarily associated with the C130 carbon brake control upgrade. During the first quarter of 2011, sales to OEMs and sales to aftermarket customers were 59.1% and 40.9%, respectively, of total sales, compared to 61.7% and 38.3%, respectively, in the same period last year. Operating profit increased by $7.1 million in the first quarter of 2011, compared to the first quarter of 2010, primarily due to leverage on the higher sales volume. Total engineering expense for the Aerospace Group was $11.0 million in the first quarter of 2011, which compared to $10.8 million in the first quarter of 2010.

Electronics Group sales of $63.3 million increased $8.6 million, or 15.6%, from $54.7 million in the prior year period. The increase was due to higher core sales of $7.3 million, driven by higher sales of our Power Solutions and Microelectronics products. Sales of $1.3 million were contributed from the acquisition of Merrimac. Operating profit increased $2.5 million compared to the first quarter of 2010, primarily reflecting the favorable impact of the higher sales volume.

The Aerospace & Electronics segment backlog was $454.6 million at March 31, 2011, compared with $431.5 million at December 31, 2010 and $388.2 million at March 31, 2010.

Engineered Materials

	First Quarter		Change
(dollars in millions)	2011	2010
Sales	$61.8	$53.8	$8.1	15.0%
Operating profit	$10.1	$8.5	$1.6	18.8%
Operating margin	16.4%	15.9%

First quarter 2011 sales of $61.8 million increased $8.1 million, or 15.0%, reflecting substantially higher sales to our transportation-related customers and, to a lesser extent, our traditional RV and building products customers. We experienced a 52.5% sales increase to our transportation-related customers, reflecting significantly higher industry build rates for dry and refrigerated trailers. Sales to our traditional RV customers increased by 10.8% reflecting higher OEM shipments to RV dealers. Sales to our building products customers increased by 6.5%. Operating profit in the first quarter of 2011 increased $1.6 million, or 18.8%, as higher sales volume and the impact of price increases offset the continuing increase in raw material costs.

The Engineered Materials segment backlog was $13.8 million at March 31, 2011, compared with $11.8 million at December 31, 2010 and $14.8 million at March 31, 2010.

Merchandising Systems

	First Quarter		Change
(dollars in millions)	2011	2010
Sales	$94.9	$70.2	$24.7	35.2%
Operating profit	$4.7	$5.0	$(0.3)	(6.0%)
Operating margin	4.9%	7.1%

First quarter 2011 sales increased $24.7 million, or 35.2%, including a sales increase resulting from the acquisition of Money Controls of $16.4 million, or 23.4%, a core sales increase of $6.9 million, or 9.8%, and favorable foreign currency translation of $1.4 million, or 2.0%. We experienced higher sales in our Payment Solutions business, reflecting improvement in several of our key vertical markets and to a lesser extent in Vending Solutions. Operating profit decreased $0.3 million, or 6.0%, in the first quarter of 2011, including a non-recurring purchase accounting charge of $1.7 million associated with Money Controls, which more than offset the impact of higher sales.

The Merchandising Systems segment backlog was $25.0 million at March 31, 2011 (which included $5.3 million pertaining to our Money Controls acquisition), compared with $30.2 million at December 31, 2010 (which included $8.4 million pertaining to our Money Controls acquisition) and $21.9 million at March 31, 2010.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2011	2010
Sales	$264.1	$247.8	$16.4	6.6%
Operating profit	$35.5	$28.0	$7.5	26.7%
Operating margin	13.4%	11.3%

First quarter 2011 sales increased $16.4 million, or 6.6%, including an increase in core sales of $10.9 million, or 4.4%, and favorable foreign currency exchange of $5.5 million, or 2.2%. The core sales performance was broad-based across the segment, reflecting continued favorable MRO trends and initial recovery in project activity. Operating profit in the first quarter of 2011 increased $7.5 million and operating margins improved to 13.4%, reflecting strong leverage on the higher sales as well as a favorable sales mix.

The Fluid Handling segment backlog was $305.3 million at March 31, 2011, compared with $271.8 million at December 31, 2010 and $253.9 million at March 31, 2010.

Controls

	First Quarter		Change
(dollars in millions)	2011	2010
Sales	$28.2	$24.9	$3.3	13.2%
Operating profit	$3.1	$0.1	$3.0	NM
Operating margin	11.0%	0.5%

The first quarter 2011 sales increase of $3.3 million, or 13.2%, reflects improvement in industrial, transportation and upstream oil and gas related demand. Operating profit of $3.1 million showed improvement over 2010, reflecting the leverage on the higher sales and the absence of losses from divested businesses in 2010.

The Controls segment backlog was $24.1 million at March 31, 2011, compared with $22.4 million at December 31, 2010 and $26.9 million at March 31, 2010.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses.

Cash and cash equivalents decreased by $40 million to $233 million at March 31, 2011 compared with $273 million at December 31, 2010. The decline resulted largely from the repurchase of shares. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility, are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement, which expires in September 2012, and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

Operating results during the first quarter of 2011 were better than our expectations as we continue to see signs of recovery in certain key end markets. We continue to execute on our focused, disciplined approach to cost management to ensure we maintain a suitable liquidity position.

Operating Activities

Cash used for operating activities was $16.2 million in the first three months of 2011, a decrease of $33.0 million compared to the first three months of 2010. The decrease resulted primarily from higher working capital requirements to support improving sales trends, partially offset by higher earnings. Net asbestos-related payments in the first three months of 2011 and 2010 were $12.7 million and $11.1 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash provided by divestitures of businesses or assets. Cash used for investing activities was $2.6 million in the first three months of 2011, compared to $55.3 million used in the comparable period of 2010. The reduction of cash used for investing activities was primarily due to the absence of the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010 and, to a lesser extent, the proceeds received from the sale of a building in Ontario. This was partially offset by an increase in capital spending of $4.0 million from $4.1 million in the first quarter of 2010 compared to $8.1 million in the first quarter of 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $40 million in 2011, compared to $21 million in 2010.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $27.0 million during the first three months of 2011 compared to $9.7 million used during the first three months of 2010. Cash used for financing activities during the first three months of 2011 was driven by the repurchase of 634,900 shares of our common stock at a cost of $30 million, partially offset by net proceeds received from employee stock option exercises of $12.6 million.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Relating to Forward-Looking Statements,” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2010. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2011	—	$—	—	—
February 1-28, 2011	290,100	47.40	—	—
March 1-31, 2011	344,800	47.13	—	—

Total	634,900	$47.25	—	—

The table above includes only the open-market repurchases of our common stock during the quarter ended March 31, 2011. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 6.	Exhibits

Exhibit 10.1	Crane Co. Retirement Plan For Non-Employee Directors As Amended Through April 18, 2011

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 6, 2011	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date
May 6, 2011	By	/s/ Richard A. Maue
Richard A. Maue
Vice President, Controller
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description
Exhibit 10.1	Crane Co. Retirement Plan For Non-Employee Directors As Amended Through April 18, 2011

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.