Form 10-Q
period 2011-06-30
CRANE CO /DE/
filed 2011-08-08
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 29, 2011

Common stock, $1.00 Par Value – 58,060,481 shares

Part I - Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$643,773	$552,814	$1,254,793	$1,083,105

Operating costs and expenses:
Cost of sales	423,041	361,779	820,891	714,050
Selling, general and administrative	140,789	125,731	281,099	250,471

Operating profit	79,943	65,304	152,803	118,584

Other income (expense):
Interest income	389	236	679	461
Interest expense	(6,429)	(6,657)	(13,051)	(13,383)
Miscellaneous - net	(290)	(604)	3,335	(625)

	(6,330)	(7,025)	(9,037)	(13,547)

Income before income taxes	73,613	58,279	143,766	105,037
Provision for income taxes	23,076	18,116	44,851	31,690

Net income before allocation to noncontrolling interests	50,537	40,163	98,915	73,347
Less: Noncontrolling interest in subsidiaries’ earnings	100	122	11	72

Net income attributable to common shareholders	$50,437	$40,041	$98,904	$73,275

Earnings per basic share	$0.87	$0.68	$1.70	$1.25

Earnings per diluted share	$0.85	$0.67	$1.66	$1.23

Average basic shares outstanding	58,173	58,909	58,259	58,777
Average diluted shares outstanding	59,348	59,894	59,457	59,716
Dividends per share	$0.23	$0.20	$0.46	$0.40

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	June 30, 2011	December 31, 2010

Assets

Current assets:

Cash and cash equivalents	$231,365	$272,941

Accounts receivable, net	377,948	301,918

Current insurance receivable - asbestos	33,000	33,000

Inventories, net:
Finished goods	109,896	90,825
Finished parts and subassemblies	36,209	33,091
Work in process	73,052	58,519
Raw materials	142,956	136,642

Inventories, net	362,113	319,077

Current deferred tax asset	48,669	44,956

Other current assets	18,773	16,769

Total current assets	1,071,868	988,661

Property, plant and equipment:
Cost	810,788	781,469
Less: accumulated depreciation	526,687	500,723

Property, plant and equipment, net	284,101	280,746

Long-term insurance receivable - asbestos	167,412	180,689

Long-term deferred tax assets	165,217	182,832

Other assets	104,536	100,848

Intangible assets, net	152,685	162,636

Goodwill	824,318	810,285

Total assets	$2,770,137	$2,706,697

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2011	December 31, 2010

Liabilities and equity

Current liabilities:
Short-term borrowings	$464	$984
Accounts payable	180,216	157,051
Current asbestos liability	100,000	100,000
Accrued liabilities	221,972	229,462
U.S. and foreign taxes on income	18,882	11,057

Total current liabilities	521,534	498,554

Long-term debt	398,825	398,736
Accrued pension and postretirement benefits	94,585	98,324
Long-term deferred tax liability	50,224	48,852
Long-term asbestos liability	570,768	619,666
Other liabilities	44,936	49,535

Total liabilities	1,680,872	1,713,667

Commitments and contingencies (Note 9)

Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	0	0
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	181,025	174,143
Retained earnings	1,198,675	1,126,630
Accumulated other comprehensive income	55,544	11,518
Treasury stock	(426,713)	(399,773)

Total shareholders’ equity	1,080,957	984,944
Noncontrolling interest	8,308	8,086

Total equity	1,089,265	993,030

Total liabilities and equity	$2,770,137	$2,706,697

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,436,189)	(14,265,452)

Common stock outstanding	57,989,950	58,160,687

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Operating activities:
Net income attributable to common shareholders	$98,904	$73,275
Noncontrolling interest in subsidiaries’ earnings	11	72

Net income before allocation to noncontrolling interests	98,915	73,347
Gain on divestiture	(4,258)	—
Depreciation and amortization	31,627	29,845
Stock-based compensation expense	7,274	6,344
Defined benefit plans and postretirement expense	3,592	6,150
Deferred income taxes	13,520	13,220
Cash used for working capital	(85,391)	(20,646)
Defined benefit plans and postretirement contributions	(10,358)	(6,289)
Environmental payments, net of reimbursements	(6,134)	(6,317)
Payments for asbestos-related fees and costs, net of insurance recoveries	(35,621)	(27,485)
Other	2,037	(4,265)

Total provided by operating activities	15,203	63,904

Investing activities:
Capital expenditures	(18,282)	(8,390)
Proceeds from disposition of capital assets	4,530	42
Payment for acquisitions, net of cash acquired	—	(51,167)
Proceeds from divestiture	1,000	—

Total used for investing activities	(12,752)	(59,515)

Financing activities:
Equity:
Dividends paid	(26,859)	(23,558)
Reacquisition of shares on open market	(49,999)	(9,990)
Stock options exercised - net of shares reacquired	17,024	12,389
Excess tax benefit from stock-based compensation	5,359	969
Debt:
Net decrease in short-term debt	(530)	(3,133)

Total used for financing activities	(55,005)	(23,323)

Effect of exchange rates on cash and cash equivalents	10,978	(18,251)

Decrease in cash and cash equivalents	(41,576)	(37,185)
Cash and cash equivalents at beginning of period	272,941	372,714

Cash and cash equivalents at end of period	$231,365	$335,529

Detail of cash used for working capital:
Accounts receivable	$(67,526)	$(13,834)
Inventories	(34,699)	(18,477)
Other current assets	(1,726)	(772)
Accounts payable	19,464	14,705
Accrued liabilities	(11,142)	(8,210)
U.S. and foreign taxes on income	10,238	5,942

Total	$(85,391)	$(20,646)

Supplemental disclosure of cash flow information:
Interest paid	$12,996	$13,385
Income taxes paid	$15,734	$11,559

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the presentation of comprehensive income in financial statements. The amendments will require an entity to present the components of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. Under either presentation, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The amended guidance also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income, nor is there a change to either the amount or the timing of the recognition of those items. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amended guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments will improve consistency in the application and description of fair value between U.S. GAAP and IFRS. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows, and disclosures.

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

Financial information by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net sales
Aerospace & Electronics	$171,538	$139,299	$333,474	$272,944
Engineered Materials	60,101	58,646	121,933	112,401
Merchandising Systems	94,010	74,527	188,888	144,698
Fluid Handling	288,965	254,587	553,107	502,376
Controls	29,159	25,755	57,391	50,686

Total	$643,773	$552,814	$1,254,793	$1,083,105

Operating profit (loss)
Aerospace & Electronics	$37,157	$26,215	$71,199	$50,704
Engineered Materials	9,130	10,172	19,273	18,712
Merchandising Systems	7,114	8,110	11,787	13,079
Fluid Handling	36,943	32,152	72,396	60,141
Controls	3,717	825	6,828	951
Corporate	(14,118)	(12,170)	(28,680)	(25,003)

Total	79,943	65,304	152,803	118,584

Interest income	389	236	679	461
Interest expense	(6,429)	(6,657)	(13,051)	(13,383)
Miscellaneous - net	(290)	(604)	3,335	*(625)

Income before income taxes	$73,613	$58,279	$143,766	$105,037

*	Primarily related to the sale of a building in the first quarter of 2011.

	As of
(in thousands)	June 30,	December 31,
	2011	2010
Assets
Aerospace & Electronics	$523,492	$498,775
Engineered Materials	261,278	255,340
Merchandising Systems	441,505	419,704
Fluid Handling	907,655	829,523
Controls	66,114	66,744
Corporate	570,093	636,611

Total	$2,770,137	$2,706,697

	As of
(in thousands)	June 30,	December 31,
	2011	2010
Goodwill
Aerospace & Electronics	$203,592	$202,481
Engineered Materials	171,521	171,491
Merchandising Systems	204,252	197,453
Fluid Handling	216,788	210,695
Controls	28,165	28,165

Total	$824,318	$810,285

4.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010

Net income attributable to common shareholders	$50,437	$40,041	$98,904	$73,275

Average basic shares outstanding	58,173	58,909	58,259	58,777
Effect of dilutive stock options	1,175	985	1,198	939

Average diluted shares outstanding	59,348	59,894	59,457	59,716

Earnings per basic share	$0.87	$0.68	$1.70	$1.25
Earnings per diluted share	$0.85	$0.67	$1.66	$1.23

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.0 million and 2.4 million average options for the second quarter of 2011 and 2010, respectively, and 0.7 million and 2.9 million average options for the first half of 2011 and 2010, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the six months ended June 30, 2011 and 2010 is provided below:

	Six Months Ended June 30,
	2011			2010
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$984,944	$8,086	$993,030	$885,762	$7,940	$893,702
Dividends	(26,859)		(26,859)	(23,565)	—	(23,565)
Reacquisition on open market	(49,999)		(49,999)	(9,990)	—	(9,990)
Exercise of stock options, net of shares reacquired	17,308		17,308	12,389	—	12,389
Stock compensation expense	7,274		7,274	6,344	—	6,344
Excess tax benefit from stock based compensation	5,359		5,359	969	—	969
Net income	98,904	11	98,915	73,275	72	73,347
Less: Currency translation adjustment	41,673	211	41,884	(56,911)	(277)	(57,188)

Less: Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	2,353		2,353	—	—	—

Comprehensive income (loss)	142,930	222	143,152	16,364	(205)	16,159

Balance, end of period	$1,080,957	$8,308	$1,089,265	$888,273	$7,735	$896,008

The table below provides the accumulated balances for each classification of accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	June 30, 2011	December 31, 2010

Currency translation adjustment	$118,856	$77,183
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(63,312)	(65,665)

Accumulated other comprehensive income	$55,544	$11,518

*	Net of tax benefit of $31,034 and $32,091 for June 30, 2011 and December 31, 2010, respectively.

6.	Acquisitions

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

In July 2011, the Company completed the acquisition of W. T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $38 million on a cash and debt-free basis. WTA’s 2010 sales were approximately $21 million and will be integrated into the Company’s Fluid Handling segment.

In December 2010, the Company completed the acquisition of Money Controls Limited (“Money Controls”), a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 sales were approximately $64 million and the purchase price was $90 million, net of cash acquired of $3 million. Money Controls is being integrated into the Payment Solutions business in the Company’s Merchandising Systems segment. In connection with the Money Controls acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the fourth quarter of 2010 and resulted in current assets of $24 million; property, plant, and equipment of $10 million; identified intangible assets of $43 million, which primarily consist of customer relationships; goodwill of $31 million; other long-term assets of $6 million; deferred tax asset of $4 million; current liabilities of $11 million; deferred tax liabilities of $13 million; and long-term liabilities of $1 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition will significantly strengthen and broaden the Company’s product offering and will allow the Company to further its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes. See Note 7 for further details on purchase price allocation.

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

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2011, the Company had twelve reporting units.

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

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Balance at beginning of period	$810,285	$761,978
Additions	—	47,469
Adjustments to purchase price allocations	3,932	—
Translation and other adjustments	10,101	838

Balance at end of period	$824,318	$810,285

For the six months ended June 30, 2011, the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac. The additions to goodwill during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Balance at beginning of period, net of accumulated amortization	$162,636	$118,731
Adjustments to purchase price allocations	(2,888)	62,617
Amortization expense	(10,650)	(17,126)
Currency translation	3,587	(1,586)

Balance at end of period, net of accumulated amortization	$152,685	$162,636

For the six months ended June 30, 2011, the adjustments to purchase accounting allocations relate to the December 2010 acquisition of Money Controls. The adjustments to purchase price allocations during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

A summary of intangible assets follows:

(in thousands)	Weighted Average
	Amortization	June 30, 2011			December 31, 2010
	Period	Gross	Accumulated		Gross	Accumulated
	(in years)	Asset	Amortization	Net	Asset	Amortization	Net
Intellectual property rights	10.5	$120,062	$60,675	$59,387	$118,805	$57,514	$61,291
Customer relationships and backlog	6.6	134,811	49,094	85,717	134,401	49,129	85,272
Drawings	0.7	10,825	10,073	752	10,825	10,699	126
Other	4.7	31,928	25,099	6,829	31,692	15,745	15,947

Total	8.0	$297,626	$144,941	$152,685	$295,723	$133,087	$162,636

Amortization expense for these intangible assets is currently estimated to be approximately $9.6 million in total for the remaining two quarters in 2011, $17.1 million in 2012, $16.4 million in 2013, $15.0 million in 2014, $13.2 million in 2015 and $54.0 million in 2016 and thereafter. Of the $152.7 million of net intangible assets at June 30, 2011, $27.4 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

	June 30,	December 31,
	2011	2010
(in thousands)
Employee related expenses	$84,096	$87,952
Advanced payments from customers	24,016	24,708
Warranty	18,573	19,198
Other	95,287	97,604

Total	$221,972	$229,462

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Balance at beginning of period	$19,198	$18,728
Expense	4,357	7,985
Additions through acquisitions/divestures	—	1,446
Payments / deductions	(5,195)	(8,866)
Currency translation	213	(95)

Balance at end of period	$18,573	$19,198

9.	Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2011, the Company was a defendant in cases filed in various state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2011	2010	2011	2010	2010
Beginning claims	64,646	67,479	64,839	66,341	66,341
New claims	893	824	1,858	1,737	5,032
Settlements	(263)	(242)	(603)	(532)	(1,127)
Dismissals	(8,873)	(2,709)	(9,690)	(3,151)	(6,363)
MARDOC claims*	—	—	(1)	957	956

Ending claims	56,403	65,352	56,403	65,352	64,839

*	As of January 1, 2010, the Company was named in 36,448 maritime actions (not included in “Beginning claims”) which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”). In 2009, the Court initiated a process to review these claims. As of June 30, 2011, 955 claims were restored to active status (and have been added to “Ending claims”), and 11,256 were permanently dismissed. In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”) which had been administratively dismissed upon filing in 2010. The Company expects that more of the remaining 24,245 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 56,403 pending claims as of June 30, 2011, approximately 21,000 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid two judgments arising from adverse jury verdicts in asbestos matters. The first payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. The second payment, in the amount of $0.02 million, was made in June 2009 after an adverse verdict in the Earl Haupt case in Los Angeles, California on April 21, 2009.

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

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009, the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The plaintiffs have appealed that ruling, and the court will hear the appeal in August 2011.

On March 23, 2010, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs have taken timely appeals of certain aspects of those judgments. Those appeals are pending.

Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2011 and 2010 totaled $56.2 million and $52.0 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2011 and 2010 totaled a $35.6 million net payment and a $27.5 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2011	2010	2011	2010	2010
Settlement / indemnity costs incurred (1)	$13.9	$10.6	$30.1	$26.1	$52.7
Defense costs incurred (1)	14.7	13.9	26.1	25.9	53.9

Total costs incurred	$28.6	$24.5	$56.2	$52.0	$106.6

Settlement / indemnity payments	$13.0	$10.0	$21.5	$22.5	$46.9
Defense payments	16.7	13.9	27.4	25.4	54.4
Insurance receipts	(6.8)	(7.5)	(13.3)	(20.4)	(34.6)

Pre-tax cash payments	$22.9	$16.4	$35.6	$27.5	$66.7

(1)	Before insurance recoveries and tax effects.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through June 30, 2011, the Company has resolved (by settlement or dismissal) approximately 83,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $300 million, for an average settlement cost per resolved claim of $4,000. The average settlement cost per claim resolved during the years ended December 31, 2010, 2009 and 2008 was $7,036, $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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

In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the jurisdictions where such claims are filed, and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits; and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to provide $30 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management continues to monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.

Liability Estimate. With the assistance of HR&A, effective as of September 30, 2007, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2017. The Company’s previous estimate was for asbestos claims filed or projected to be filed through 2011. As a result of this updated estimate, the Company recorded an additional liability of $586 million as of September 30, 2007. The Company’s decision to take this action at such date was based on several factors. First, the number of asbestos claims being filed against the Company has moderated substantially over the past several years, and in the Company’s opinion, the outlook for asbestos claims expected to be filed and resolved in the forecast period is reasonably stable. Second, these claim trends are particularly true for mesothelioma claims, which although constituting approximately 5% of the Company’s total pending asbestos claims, have accounted for approximately 90% of the Company’s aggregate settlement and defense costs over the past five years. Third, federal legislation that would significantly change the nature of asbestos litigation failed to pass in 2006, and in the Company’s opinion, the prospects for such legislation at the federal level are remote. Fourth, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claim activity. Fifth, the Company has now entered into coverage-in-place agreements with a majority of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2017. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2017. Accordingly, no accrual has been recorded for any costs which may be incurred for claims made subsequent to 2017.

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. As of June 30, 2011, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2011. A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $671 million as of June 30, 2011, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2011 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. The most recent such agreement became effective July 7, 2010, between the Company and Travelers Casualty & Surety Company. On March 3, 2008, the Company reached agreement with certain London Market Insurance Companies, North River Insurance Company and TIG Insurance Company, confirming the aggregate amount of available coverage under certain London policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with six of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $79.5 million in aggregate. The most recent of these buyouts was reached with Munich Reinsurance America, Inc. and involved certain historical policies issued by American Re-Insurance Company and American Excess Insurance Company. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made as coverage-in-place and other agreements are reached with such insurers. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $200 million as of June 30, 2011.

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

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes and, accordingly, while it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably determined. Although the resolution of these claims may take many years, the effect on the results of operations, financial position and cash flow in any given period from a revision to these estimates could be material.

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at June 30, 2011 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $33.1 million as of June 30, 2011, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2011 the Company has recorded a receivable of $7.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010. The draft remedial investigation, human health risk assessment and baseline ecological risk reports are currently under review by both FWS and GD-OTS, and a revised draft remedial investigation report is expected to be submitted later in 2011. The remaining feasibility study is projected to be complete in mid to late 2012. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S.

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

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties are engaged in pre-trial discovery. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of June 30, 2011, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The case is expected to be tried in the Spring of 2012. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a significant effect on the Company’s results of operations and cash flows in the periods affected. As of June 30, 2011, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2,925	$2,853	$(58)	$30	$5,901	$5,706	$57	$60
Interest cost	9,984	9,024	(318)	187	19,111	18,048	285	374
Expected return on plan assets	(13,365)	(11,107)	—	—	(25,172)	(21,713)	—	—
Amortization of prior service cost	107	135	52	—	209	270	(50)	—
Amortization of net loss (gain)	1,391	1,743	125	(40)	3,369	3,485	(118)	(80)

Net periodic cost	$1,042	$2,648	$(199)	$177	$3,418	$5,796	$174	$354

The Company expects, based on current actuarial calculations, to contribute approximately $18 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2011, of which $9.9 million and $0.5 million have been contributed during the first six months of 2011, respectively. The Company contributed $5.8 million to its defined benefit plans and $0.4 million to its other postretirement benefit plans during the first six months of 2010. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2011 in accordance with the requirements of Accounting Standards Codification Topic 740, “Income Taxes.”

The Company’s effective tax rate of 31.4% for the three months ended June 30, 2011, is higher than the Company’s effective tax rate of 31.2% for the three months ended June 30, 2010 primarily due to a higher amount of income earned during 2011 in the U.S., where the statutory federal tax rate is 35%.

The Company’s effective tax rate of 31.2% for the six months ended June 30, 2011 is higher than the Company’s effective tax rate of 30.2% for the six months ended June 30, 2010. While the Company’s effective tax rate for the six months ended June 30, 2011 includes benefits related to the U.S. federal research tax credit, which was not extended until the fourth quarter of 2010, and the permanent reinvestment of its non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010, the Company’s effective tax rate for the six months ended June 30, 2010 included a tax benefit related to a change in measurement of certain tax positions.

The Company’s effective tax rates for the three and six months ended June 30, 2011 are lower than the statutory U.S. federal tax rate primarily as a result of generating earnings in jurisdictions taxed at rates lower than the U.S. statutory tax rate, the U.S. federal tax benefit on domestic manufacturing activities, and the U.S. federal research credit. These items are partially offset by U.S. state taxes, net of the U.S. federal benefit and certain statutorily non-deductible expenses.

During the three and six months ended June 30, 2011, the Company’s gross unrecognized tax benefits increased by $0.7 million and $2.3 million, respectively, related to tax positions taken in both the current and prior periods. During the three and six months ended June 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by approximately $0.8 million and $2.4 million, respectively.

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three and six months ended June 30, 2011, the total amount of interest expense related to unrecognized tax benefits recognized in the Company’s consolidated statement of operations was $0.1 million and $0.1 million, respectively. At June 30, 2011 and December 31, 2010, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.5 million and $0.4 million, respectively.

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

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2006. As of June 30, 2011, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of June 30, 2011, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change during the next twelve months.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of June 30, 2011 and December 31, 2010:

(in thousands)	June 30, 2011	December 31, 2010
Long-term debt consists of:
5.50% notes due 2013	$199,681	$199,608
6.55% notes due 2036	199,144	199,128

Total long-term debt	$398,825	$398,736

Short-term borrowings	$464	$984

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2011, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statements of operations, balance sheets or statements of cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions had a notional value of $208 million and $184 million as of June 30, 2011 and December 31, 2010, respectively. The settlement of derivative contracts for the six months ended June 30, 2011 and 2010, resulted in a net cash inflow of $5.5 million and a net cash outflow of $6.8 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$4,200	$—	$4,200	$—	$1,610	$—	$1,610

Liabilities:
Derivatives - foreign exchange contracts	$—	$750	$—	$750	$—	$730	$—	$730

Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $416.2 million and $429.1 million at June 30, 2011 and December 31, 2010, respectively.

15.	Restructuring

In the fourth quarter of 2010, the Company recorded pre-tax restructuring and related charges in the business segments totaling approximately $7.9 million. These charges are primarily comprised of redundancy costs associated with the December 2010 acquisition of Money Controls (included in the Merchandising Systems segment) and facility consolidation costs in the Fluid Handling segment. The restructuring charges primarily reflect headcount reductions (cash costs), all of which are expected to be completed during 2011. The Company does not expect to incur additional significant charges in 2011 related to these activities.

The following table summarizes the accrual balances related to these activities:

	December 31,	(Income)/		June 30,
(in millions)	2010	Expense	Utilization	2011
Severance	$7.5	$(0.2)	$(0.5)	$6.8
Other	—	—	—	—

Total	$7.5	$(0.2)	$(0.5)	$6.8

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

Outlook

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures and increasing raw material costs. Core business sales increased by 10% in the second quarter of 2011 compared to the second quarter of 2010 and 11% in the first six months of 2011 compared to the first six months of 2010, reflecting continued recovery in our later, longer cycle businesses within our Aerospace & Electronics and Fluid Handling segments. In 2011, we expect total year-over-year sales growth of 14% to 16% compared to our prior estimate of 10% to 12%, reflecting higher core growth in our Aerospace and Fluid Handling businesses, slightly more favorable foreign exchange and the additional sales from our July 2011 acquisition of W. T. Armatur (“WTA”), a specialty valve company. Correspondingly, we expect higher earnings in 2011.

Aerospace & Electronics

We expect Aerospace market conditions to remain positive, evidenced by continued sales increases and favorable economic trends in the aerospace industry. We also expect build rates for large transports to increase over 2010 levels, and we have recently seen improvement in business and regional jet activity. In addition, aftermarket sales are expected to remain strong in 2011, resulting from the recovery in the airline industry. We are cautious about the effects of increasing airline fuel costs and potential industry supply chain challenges both of which could impact the rate of growth. In 2011, we expect higher sales and profits, compared to 2010, in our Electronics Group based on projected growth in both our military and commercial businesses. Several programs have transitioned from development to production, creating positive momentum for sales. In the commercial portion of our business, we continue to expect strong sales growth, primarily associated with demand for power solutions from the commercial aviation market. In the defense portion of our business, which is approximately two-thirds of our Electronics Group, we are focused on Intelligence, Surveillance and Reconnaissance (ISR), and we expect this market to continue to grow despite concerns of overall reductions in government spending.

Engineered Materials

In our Engineered Materials segment, we expect an increase in sales volume and operating profit in 2011. We expect that our sales to RV manufacturers will grow only slightly, as original equipment manufacturers (“OEM”) significantly reduced their build rates to bring dealer inventory into alignment with retail demand. In addition, we expect demand from our transportation-related customers to remain strong, and we believe that our building products sales will show an increase in 2011, driven by non-residential remodeling.

Merchandising Systems

In our Merchandising Systems segment, we expect growth in our core sales and earnings in 2011, primarily related to our Payment Solutions business and, to a lesser extent, our Vending Solutions business. Reflecting purchase accounting and integration related costs, Money Controls was dilutive to our earnings in the first half of 2011; however, it was marginally profitable in the second quarter. We continue to believe that the acquisition of Money Controls will have an overall slightly accretive impact to our full year 2011 earnings.

Fluid Handling

In our Fluid Handling segment, we expect sales to further improve in the second half, supported by a higher backlog which has grown for the past six quarters and is now 19% higher at June 30, 2011 compared to December 31, 2010. Both MRO and project-related business continue to improve, with quote activity generally increasing. Spending by chemical companies and refineries is increasing due to higher plant operating rates, related capacity improvements and better industry profits. North American and Asian power markets are also continuing their recovery for our Energy business. Accordingly, compared to the first half, we expect to see future growth in sales and profits in 2011, aided by a recovery in our later, longer cycle, process valve business.

Controls

In our Controls segment, we anticipate a continuing recovery in the oil and gas, transportation, and industrial end markets which will result in further sales and operating profit growth in 2011.

Results from Operations – Three Month Periods ended June 30

All comparisons below refer to the second quarter 2011 versus the second quarter 2010, unless otherwise specified.

Second quarter of 2011 compared with second quarter of 2010

	Second Quarter		Change
(dollars in millions)	2011	2010	$	%
Net sales	$643.8	$552.8	$91.0	16.4

Operating profit	79.9	65.3	14.6	22.4

Operating margin	12.4%	11.8%

Other income (expense):
Interest income	0.4	0.2	0.2
Interest expense	(6.4)	(6.7)	0.2
Miscellaneous - net	(0.3)	(0.6)	0.3

	(6.3)	(7.0)	0.7

Income before income taxes	73.6	58.3	15.3
Provision for income taxes	23.1	18.1	5.0

Net income before allocation to noncontrolling interests	50.5	40.2	10.4
Less: Noncontrolling interest in subsidiaries earnings	0.1	0.1	—

Net income attributable to common shareholders	$50.4	$40.0	$10.4	25.9

Second quarter 2011 sales increased $91.0 million, or 16.4%, versus the second quarter of 2010. Core business sales for the second quarter increased approximately $57.1 million, or 10.3%. The impact of currency translation increased reported sales by approximately $23.7 million, or 4.3%, as the U.S. dollar weakened against other major currencies in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter 2011, sales increased $10.2 million, or 1.8%, million due to the impact of acquisitions, net of divestitures. Net sales related to operations outside the U.S. were 41.1% and 39.8% of total net sales for the three month periods ended June 30, 2011 and 2010, respectively.

Operating profit was $79.9 million in the second quarter 2011 compared to $65.3 million in the comparable period of 2010. The increase in operating profit reflected improved performance in our Aerospace & Electronics, Fluid Handling and Controls segments, partially offset by lower operating profit in our Engineered Materials and Merchandising Systems segments. Operating profit margins were 12.4% in the second quarter of 2011, compared to 11.8% in the comparable period in 2010.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate of 31.4% for the three months ended June 30, 2011 is higher than our effective tax rate of 31.2% for the three months ended June 30, 2010 primarily due to a higher amount of income earned during 2011 in the U.S., where the statutory federal tax rate is 35%.

Segment Results

All comparisons below refer to the second quarter 2011 versus the second quarter 2010, unless otherwise specified.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2011	2010
Sales	$171.5	$139.3	$32.2	23.1%
Operating profit	$37.2	$26.2	$10.9	41.7%
Operating margin	21.7%	18.8%

The second quarter 2011 sales increase of $32.2 million reflected sales increases of $18.3 million and $13.9 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $10.9 million, or 41.7%, in the second quarter of 2011 when compared to the same period in the prior year, driven by strong sales growth in both the Aerospace and Electronics Groups.

Aerospace Group sales of $104.1 million increased $18.3 million, or 21.3%, from $85.8 million in the prior year period. The increase was largely attributable to higher OEM product sales of 20.4% and higher aftermarket product sales of 22.0%. The OEM sales increase reflects broad based growth across large commercial transports, regional and business jets. The aftermarket sales increase reflects significantly higher spares and repair and overhaul (“R&O”) product sales, as well as modernization and upgrade product sales, primarily associated with the C130 carbon brake control upgrade. During the second quarter of 2011, sales to OEMs and sales to aftermarket customers were 57.2% and 42.8%, respectively, of total sales, compared to 57.5% and 42.5%, respectively, in the same period last year. Operating profit increased by $8.9 million in the second quarter of 2011, compared to the second quarter of 2010, primarily due to leverage on the higher sales volume. Total engineering expense for the Aerospace Group was $11.1 million in the second quarter of 2011, which compared to $10.8 million in the second quarter of 2010.

Electronics Group sales of $67.4 million increased $13.9 million, or 26.0%, from $53.5 million in the prior year period. The increase was due to higher core sales of $12.5 million, driven by higher sales of our Power Solutions, Microwave and Microelectronics products. Operating profit increased $2.0 million compared to the second quarter of 2010, primarily reflecting the favorable impact of the higher sales volume.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2011	2010
Sales	$60.1	$58.6	$1.5	2.5%
Operating profit	$9.1	$10.2	$(1.0)	(10.2%)
Operating margin	15.2%	17.3%

Second quarter 2011 sales of $60.1 million increased $1.5 million, or 2.5%, reflecting higher sales to our transportation and building products customers, partially offset by a decline in sales to RV manufacturers. We experienced a 45.6% sales increase to our transportation-related customers, reflecting significantly higher industry build rates for dry and refrigerated trailers. Sales to our building products customers increased by 1.9% due to price increases implemented earlier this year. Sales to RV manufacturers decreased by 7.5%, reflecting a decline in demand for our RV related applications as OEMs significantly reduced their build rates to bring dealer inventory into alignment with retail demand. Operating profit in the second quarter of 2011 decreased $1.0 million reflecting higher raw material costs which more than offset the impact of higher sales.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2011	2010
Sales	$94.0	$74.5	$19.5	26.1%
Operating profit	$7.1	$8.1	$(1.0)	(12.3%)
Operating margin	7.6%	10.9%

Second quarter 2011 sales increased $19.5 million, or 26.1%, including a sales increase resulting from the acquisition of Money Controls of $12.2 million, or 16.3%, a core sales increase of $3.1 million, or 4.1%, and favorable foreign currency translation of $4.2 million, or 5.7%. We experienced higher core sales in both our Payment Solutions and Vending businesses. Operating profit decreased $1.0 million, or 12.3%, due to the absence of the favorable impact of a patent litigation settlement received in 2010, which more than offset the impact of higher sales.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2011	2010
Sales	$289.0	$254.6	$34.4	13.5%
Operating profit	$36.9	$32.2	$4.8	14.9%
Operating margin	12.8%	12.6%

Second quarter 2011 sales increased $34.4 million, or 13.5%, including favorable foreign currency exchange of $18.2 million, or 7.1%, and an increase in core sales of $16.2 million, or 6.4%. The core sales performance was broad-based across the segment, reflecting continued favorable MRO trends and improvement in project activity which impacts our project-based energy, chemical and pharmaceutical businesses. Operating profit in the second quarter of 2011 increased $4.8 million, reflecting the favorable impact of higher sales and foreign currency exchange, partially offset by higher raw material costs and certain operating expenses that are not expected to continue, including transaction costs associated with the WTA acquisition.

Controls

	Second Quarter		Change
(dollars in millions)	2011	2010
Sales	$29.2	$25.8	$3.4	13.2%
Operating profit	$3.7	$0.8	$2.9	350.5%
Operating margin	12.7%	3.2%

The second quarter 2011 sales increase of $3.4 million, or 13.2%, reflects improvement in industrial, transportation, and upstream oil and gas related demand. Operating profit of $3.7 million showed significant improvement over 2010, reflecting the leverage on the higher sales and the absence of losses from divested businesses in 2010.

Results from Operations- Six Month Periods ended June 30

All comparisons below refer to the first six months of 2011 versus the first six months of 2010, unless otherwise specified.

Year-to-date period ended June 30, 2011 compared to year-to-date period ended June 30, 2010

	Year-to-Date		Change
(dollars in millions)	2011	2010	$	%
Net sales	$1,254.8	$1,083.1	$171.7	15.9

Operating profit	152.8	118.6	34.2	28.9

Operating margin	12.2%	10.9%

Other income (expense):
Interest income	0.7	0.5	0.2
Interest expense	(13.1)	(13.4)	0.3
Miscellaneous - net	3.3	(0.6)	4.0

	(9.0)	(13.5)	4.5

Income before income taxes	143.8	105.0	38.7
Provision for income taxes	44.9	31.7	13.2

Net income before allocation to noncontrolling interests	98.9	73.3	25.6
Less: Noncontrolling interest in subsidiaries earnings	0.0	0.1	(0.1)

Net income attributable to common shareholders	$98.9	$73.3	$25.6	35.0

Year to date 2011 sales increased $171.7 million, or 15.9%, over the same period in 2010. Year to date 2011 core business sales increased approximately $114.7 million, or 10.7%. The impact of currency translation increased reported sales by approximately $30.8 million or 2.8%, as the U.S. dollar weakened against other major currencies in the first six months of 2011 compared to the same period in 2010. Year to date 2011 sales increased $26.2 million, or 2.4% due to the impact of acquisitions, net of divestitures. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2011 and 2010 were 40.1% and 40.4% of total net sales, respectively.

Operating profit was $152.8 million in the first six months of 2011 compared to $118.6 million in the comparable period of 2010. The increase in operating profit reflected improved performance in our Aerospace & Electronics, Fluid Handling, Controls and Engineered Materials segments, partially offset by lower operating profit in our Merchandising Systems segment. Operating profit margins were 12.2% in the first six months of 2011 compared to 10.9% in the comparable period of 2010.

Miscellaneous – net increased by $4.0 million in the first six months of 2011 compared to the same period of 2010. The increase primarily reflected the net gain associated with the sale of a building in Ontario.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate of 31.2% for the six months ended June 30, 2011 is higher than our effective tax rate of 30.2% for the six months ended June 30, 2010. While our effective tax rate for the six months ended June 30, 2011 includes benefits related to the U.S. federal research tax credit, which was not extended until the fourth quarter of 2010, and the permanent reinvestment of our non-U.S. subsidiaries’ undistributed earnings as of December 31, 2010, our effective tax rate for the six months ended June 30, 2010 included a tax benefit related to a change in measurement of certain tax positions.

Order backlog at June 30, 2011 totaled $825.2 million (which included $6.2 million pertaining to our Money Controls acquisition), 7.5% higher than the backlog of $767.6 million at December 31, 2010 (which included $8.4 million pertaining to our Money Controls acquisition) and 15.6% higher than the backlog of $713.9 million at June 30, 2010.

Segment Results

All comparisons below reference the year-to-date period ended June 30, 2011 versus the year-to-date period ended June 30, 2010 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$333.5	$272.9	$60.5	22.2%
Operating profit	$71.2	$50.7	$20.5	40.4%
Operating margin	21.4%	18.6%

The year to date 2011 sales increase of $60.5 million, or 22.2%, reflected sales increases of $38.3 million and $22.3 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $20.5 million, or 40.4%, in the first six months of 2011 when compared to the same period in the prior year, driven by strong sales growth in both the Aerospace and Electronics Groups.

Year to date Aerospace Group sales of $203.0 million increased $38.3 million, or 23.3%, from $164.7 million in the prior year period. The increase was largely attributable to higher OEM product sales of 20.1% and higher aftermarket product sales of 27.3%. The OEM sales increase reflects higher commercial product sales associated with large commercial transport, regional and business jets. The aftermarket sales increase reflects higher spares and R&O product sales, as well as modernization and upgrade product sales, primarily associated with the C130 carbon brake control upgrade. During the first half of 2011, sales to OEMs and sales to aftermarket customers were 58.1% and 41.9%, respectively, of total sales, compared to 59.6% and 40.4%, respectively, in the same period last year. Operating profit increased by $16.0 million in the first half of 2011, compared to the same period in the prior year, primarily due to leverage on the higher sales volume. Total engineering expense for the Aerospace Group was $22.2 million in the first half of 2011, which compared to $21.5 million in the same period in the prior year.

Year to date Electronics Group sales of $130.5 million increased $22.3 million, or 20.6%, from $108.2 million in the prior year period. The increase was due to higher core sales of $21.1 million, driven by higher sales of our Power Solutions and Microelectronics products. Sales of $1.3 million were contributed from our acquisition of Merrimac. Operating profit increased by $4.5 million in the first half of 2011, compared to the first half of 2010, primarily reflecting the favorable impact of the higher sales volume.

The Aerospace & Electronics segment backlog was $431.8 million at June 30, 2011, compared with $431.5 million at December 31, 2010 and $394.6 million at June 30, 2010.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$121.9	$112.4	$9.5	8.5%
Operating profit	$19.3	$18.7	$0.6	3.0%
Operating margin	15.8%	16.6%

Year to date 2010 sales increased $9.5 million, or 8.5%, reflecting higher sales to our transportation and building products customers. Sales to our transportation-related customers increased by 48.9%, sales to our building products customers grew by 4.1%, and sales to RV manufacturers were generally flat. Operating profit in the first six months of 2011 increased $0.6 million, or 3.0%, reflecting the higher sales volume, largely offset by higher raw material costs.

The Engineered Materials segment backlog was $13.1 million at June 30, 2011, compared with $11.8 million at December 31, 2010 and $12.5 million at June 30, 2010.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$188.9	$144.7	$44.2	30.5%
Operating profit	$11.8	$13.1	$(1.3)	(9.9%)
Operating margin	6.2%	9.0%

Year to date 2011 sales increased $44.2 million, or 30.5%, including a sales increase resulting from the acquisition of Money Controls of $28.1 million, or 19.4%, a core sales increase of $10.4 million, or 7.2%, and favorable foreign currency translation of $5.7 million, or 3.9%. We experienced higher core sales in both our Payment Solutions and Vending businesses. Segment operating profit for the first six months of 2011 decreased $1.3 million, or 9.9%, over the same period in 2010, due primarily to the absence of the favorable impact of a patent litigation settlement received in 2010 and a non-recurring purchase accounting charge associated with Money Controls, which more than offset the impact of higher sales.

The Merchandising Systems segment backlog was $26.9 million at June 30, 2011 (which included $6.2 million pertaining to our Money Controls acquisition), compared with $30.2 million at December 31, 2010 (which included $8.4 million pertaining to our Money Controls acquisition) and $20.3 million at June 30, 2010.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$553.1	$502.4	$50.7	10.1%
Operating profit	$72.4	$60.1	$12.3	20.4%
Operating margin	13.1%	12.0%

Year to date 2011 sales increased $50.7 million, or 10.1%, including an increase in core sales of $27.0 million, or 5.4%, and favorable foreign currency exchange of $23.7 million, or 4.7%. The core sales increase was broad-based across the segment, reflecting continued favorable MRO trends and more favorable market conditions which impacts our later-cycle, project-based energy, chemical, and pharmaceutical businesses. Segment operating profit increased $12.3 million, or 20.4%, over the first six months of 2011. The increase in operating profit was primarily due to the impact of the higher sales, a favorable sales mix and the favorable impact of foreign currency exchange, partially offset by higher raw material costs and certain operating expenses that are not expected to continue, including transaction costs associated with the WTA acquisition.

The Fluid Handling segment backlog was $323.0 million at June 30, 2011, compared with $271.8 million at December 31, 2010 and $257.8 million at June 30, 2010.

Controls

	Year-to-Date		Change
(dollars in millions)	2010	2010
Sales	$57.4	$50.7	$6.7	13.2%
Operating profit	$6.8	$1.0	$5.9	618.0%
Operating margin	11.9%	1.9%

The year to date 2011 sales increase of $6.7 million, or 13.2%, reflects improvement in industrial, transportation, and upstream oil and gas related demand. Operating profit of $6.8 million showed improvement over 2010, reflecting the leverage on the higher sales and the absence of losses from divested businesses in 2010.

The Controls segment backlog was $30.3 million at June 30, 2011, compared with $22.4 million at December 31, 2010 and $28.7 million at June 30, 2010.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by paying dividends and/or repurchasing shares, by reinvesting in existing businesses and by making acquisitions that will complement our portfolio of businesses.

Cash and cash equivalents decreased by $42 million to $231 million at June 30, 2011 compared with $273 million at December 31, 2010. The decline resulted largely from the repurchase of shares of our common stock. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility, are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement, which expires in September 2012, and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

Operating results during the six months of 2011 were better than our expectations as we continue to capitalize on improving market conditions, particularly in our later-cycle markets. We continue to execute on our focused, disciplined approach to cost management to ensure we maintain a suitable liquidity position.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $15.2 million in the first six months of 2011, a decrease of $48.7 million, or 76.2%, compared to the first six months of 2010. The decrease resulted primarily from higher working capital requirements to support improving sales trends, partially offset by higher earnings. Net asbestos-related payments in the first six months of 2011 and 2010 were $35.6 million and $27.5 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $12.8 million in the first six months of 2011, compared to $59.5 million used in the comparable period of 2010. The reduction of cash used for investing activities was primarily due to the absence of the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010 and, to a lesser extent, the proceeds received from the sale of a building in Ontario. This was partially offset by an increase in capital spending of $9.9 million from $8.4 million in the first six months of 2010 compared to $18.3 million in the first six months of 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $40 million in 2011, compared to $21 million in 2010.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $55.0 million during the first six months of 2011 compared to $23.3 million used during the first six months of 2010. Cash used for financing activities during the first six months of 2011 was driven by the repurchase of 1,056,200 shares of our common stock at a cost of $50 million, partially offset by net proceeds received from employee stock option exercises and a decrease in payments of short-term debt.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30, 2011	—	$—	—	—
May 1-31, 2011	232,500	47.56	—	—
June 1-30, 2011	188,800	47.37	—	—

Total	421,300	$47.47	—	—

The table above includes only the open-market repurchases of our common stock during the quarter ended June 30, 2011. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 5.	Other Information

At the Company’s 2011 annual meeting of shareholders held on April 18, 2011, the Company’s shareholders voted on a proposal to recommend, by a non-binding advisory vote, the frequency with which the shareholders of the Company will be asked to approve the compensation paid by the Company to certain executive officers. Based on the previously announced voting results and its consideration of those results, the Company has determined that it will hold an annual non-binding advisory vote to approve the compensation paid by the Company to certain executive officers, until the next required shareholder vote to recommend the frequency of such votes. The Company is required to hold such frequency votes at least every six years.

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

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data files is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 5, 2011	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 5, 2011	Richard A. Maue
Vice President, Controller
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data files is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.