Form 10-Q
period 2011-09-30
CRANE CO /DE/
filed 2011-11-07
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2011

Common stock, $1.00 Par Value – 58,157,854 shares

Part I—Financial Information

Item 1. Financial Statements

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$659,456	$560,714	$1,914,249	$1,643,819

Operating costs and expenses:
Cost of sales	436,437	373,171	1,257,328	1,087,221
Selling, general and administrative	140,903	124,664	422,002	375,135

Operating profit	82,116	62,879	234,919	181,463

Other income (expense):
Interest income	442	299	1,121	760
Interest expense	(6,474)	(6,738)	(19,525)	(20,121)
Miscellaneous—net	(73)	1,522	3,262	897

	(6,105)	(4,917)	(15,142)	(18,464)

Income before income taxes	76,011	57,962	219,777	162,999
Provision for income taxes	23,605	16,359	68,456	48,049

Net income before allocation to noncontrolling interests	52,406	41,603	151,321	114,950
Less: Noncontrolling interest in subsidiaries’ (losses) earnings	(134)	96	(123)	168

Net income attributable to common shareholders	$52,540	$41,507	$151,444	$114,782

Earnings per basic share	$0.91	$0.71	$2.60	$1.96

Earnings per diluted share	$0.89	$0.70	$2.55	$1.92

Average basic shares outstanding	58,048	58,608	58,202	58,710
Average diluted shares outstanding	59,058	59,525	59,330	59,645
Dividends per share	$0.26	$0.23	$0.72	$0.63

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets

Current assets:

Cash and cash equivalents	$211,183	$272,941

Accounts receivable, net	379,764	301,918

Current insurance receivable—asbestos	33,000	33,000

Inventories, net:
Finished goods	98,617	90,825
Finished parts and subassemblies	36,939	33,091
Work in process	77,463	58,519
Raw materials	150,732	136,642

Inventories, net	363,751	319,077

Current deferred tax asset	50,817	44,956

Other current assets	19,262	16,769

Total current assets	1,057,777	988,661

Property, plant and equipment:
Cost	806,492	781,469
Less: accumulated depreciation	516,825	500,723

Property, plant and equipment, net	289,667	280,746

Long-term insurance receivable—asbestos	156,810	180,689

Long-term deferred tax assets	154,735	182,832

Other assets	100,916	100,848

Intangible assets, net	152,553	162,636

Goodwill	821,731	810,285

Total assets	$2,734,189	$2,706,697

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and equity

Current liabilities:
Short-term borrowings	$752	$984
Accounts payable	180,917	157,051
Current asbestos liability	100,000	100,000
Accrued liabilities	224,746	229,462
U.S. and foreign taxes on income	32,538	11,057

Total current liabilities	538,953	498,554

Long-term debt	398,869	398,736
Accrued pension and postretirement benefits	88,996	98,324
Long-term deferred tax liability	47,344	48,852
Long-term asbestos liability	536,554	619,666
Other liabilities	42,045	49,535

Total liabilities	1,652,761	1,713,667

Commitments and contingencies (Note 9)

Equity:
Preferred shares, par value $.01;
5,000,000 shares authorized	0	0
Common stock, par value $1.00;
200,000,000 shares authorized,
72,426,139 shares issued	72,426	72,426
Capital surplus	185,114	174,143
Retained earnings	1,236,117	1,126,630
Accumulated other comprehensive income	3,679	11,518
Treasury stock	(423,999)	(399,773)

Total shareholders’ equity	1,073,337	984,944
Noncontrolling interest	8,091	8,086

Total equity	1,081,428	993,030

Total liabilities and equity	$2,734,189	$2,706,697

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,355,260)	(14,265,452)

Common stock outstanding	58,070,879	58,160,687

See Notes to Condensed Consolidated Financial Statements.

Crane Co. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Operating activities:
Net income attributable to common shareholders	$151,444	$114,782
Noncontrolling interest in subsidiaries’ (losses) earnings	(123)	168

Net income before allocation to noncontrolling interests	151,321	114,950
Gain on divestiture	(4,258)	(1,015)
Depreciation and amortization	47,208	44,596
Stock-based compensation expense	11,132	9,650
Defined benefit plans and postretirement expense	5,403	9,227
Deferred income taxes	21,739	30,913
Cash used for working capital	(76,912)	(56,367)
Defined benefit plans and postretirement contributions	(17,054)	(40,006)
Environmental payments, net of reimbursements	(8,735)	(10,905)
Payments for asbestos-related fees and costs, net of insurance recoveries	(59,233)	(43,652)
Other	(5,617)	1,912

Total provided by operating activities	64,994	59,303

Investing activities:
Capital expenditures	(27,703)	(13,589)
Proceeds from disposition of capital assets	4,720	185
Payment for acquisitions, net of cash acquired	(35,594)	(51,167)
Proceeds from divestiture	1,000	4,615

Total used for investing activities	(57,577)	(59,956)

Financing activities:
Equity:
Dividends paid	(41,957)	(37,011)
Reacquisition of shares on open market	(49,999)	(29,989)
Stock options exercised—net of shares reacquired	19,937	16,351
Excess tax benefit from stock-based compensation	5,706	1,820
Debt:
Net decrease in short-term debt	(1,336)	(2,299)

Total used for financing activities	(67,649)	(51,128)

Effect of exchange rates on cash and cash equivalents	(1,526)	(5,369)

Decrease in cash and cash equivalents	(61,758)	(57,150)
Cash and cash equivalents at beginning of period	272,941	372,714

Cash and cash equivalents at end of period	$211,183	$315,564

Detail of cash used for working capital:
Accounts receivable	$(73,631)	$(41,175)
Inventories	(40,692)	(26,394)
Other current assets	(2,949)	(1,335)
Accounts payable	20,884	13,172
Accrued liabilities	(5,621)	(109)
U.S. and foreign taxes on income	25,097	(526)

Total	$(76,912)	$(56,367)

Supplemental disclosure of cash flow information:
Interest paid	$18,903	$19,585
Income taxes paid	$15,914	$15,842

See Notes to Condensed Consolidated Financial Statements.

Part I – Financial Information

Item 1.	Financial Statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify how entities test goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows, and disclosures.

In September 2011, FASB issued amended guidance on the disclosures about an employer’s participation in a multiemployer plan. The amendments enhance disclosures related to Multiemployer Pension Plans, so that users of financial statements can get a better understanding of the potential future cash flows and an indication of the financial health of multiemployer plans that an employer participates in. Currently, only total contributions to all multiemployer plans are required to be disclosed. The amendments are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of the amended guidance on its disclosures.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income in financial statements. The amendments will require an entity to present the components of net income and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. Under either presentation, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The amended guidance also eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income, nor is there a change to either the amount or the timing of the recognition of those items. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amended guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows, as it only requires a change in the format of the current presentation.

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

Financial information by reportable segment is set forth below:

	Three Months Ended September 30,		Nine Months Endedd September 30,
(in thousands)	2011	2010	2011	2010
Net sales
Aerospace & Electronics	$172,216	$143,161	$505,690	$416,105
Engineered Materials	53,101	54,904	175,034	167,305
Merchandising Systems	98,815	77,199	287,703	221,897
Fluid Handling	303,553	255,842	856,660	758,218
Controls	31,771	29,608	89,162	80,294

Total	$659,456	$560,714	$1,914,249	$1,643,819

Operating profit (loss)
Aerospace & Electronics	$35,640	$25,368	$106,839	$76,072
Engineered Materials	5,919	7,965	25,192	26,677
Merchandising Systems	10,845	6,261	22,632	19,340
Fluid Handling	40,866	33,197	113,262	93,338
Controls	4,619	1,949	11,447	2,900
Corporate	(15,773)	(11,861)	(44,453)	(36,864)

Total	82,116	62,879	234,919	181,463

Interest income	442	299	1,121	760
Interest expense	(6,474)	(6,738)	(19,525)	(20,121)
Miscellaneous—net	(73)	1,522	3,262 *	897

Income before income taxes	$76,011	$57,962	$219,777	$162,999

*	Primarily related to the sale of a building in the first quarter of 2011.

	As of
(in thousands)	September 30, 2011	December 31, 2010
Assets
Aerospace & Electronics	$519,532	$498,775
Engineered Materials	255,591	255,340
Merchandising Systems	430,954	419,704
Fluid Handling	929,951	829,523
Controls	65,444	66,744
Corporate	532,717	636,611

Total	$2,734,189	$2,706,697

	As of
(in thousands)	September 30, 2011	December 31, 2010
Goodwill
Aerospace & Electronics	$203,529	$202,481
Engineered Materials	171,493	171,491
Merchandising Systems	197,391	197,453
Fluid Handling	221,210	210,695
Controls	28,108	28,165

Total	$821,731	$810,285

4.	Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Net income attributable to common shareholders	$52,540	$41,507	$151,444	$114,782

Average basic shares outstanding	58,048	58,608	58,202	58,710
Effect of dilutive stock options	1,010	917	1,128	935

Average diluted shares outstanding	59,058	59,525	59,330	59,645

Earnings per basic share	$0.91	$0.71	$2.60	$1.96
Earnings per diluted share	$0.89	$0.70	$2.55	$1.92

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.0 million and 2.0 million average options for the third quarter of 2011 and 2010, respectively, and 0.8 million and 2.6 million average options for the first nine months of 2011 and 2010, respectively).

5.	Changes in Equity and Comprehensive Income

A summary of the changes in equity for the nine months ended September 30, 2011 and 2010 is provided below:

	Nine Months Ended September 30,
	2011			2010
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$984,944	$8,086	$993,030	$885,762	$7,940	$893,702
Dividends	(41,957)	—	(41,957)	(37,018)	—	(37,018)
Reacquisition of shares on open market	(49,999)	—	(49,999)	(29,989)	—	(29,989)
Exercise of stock options, net of shares reacquired	19,907	—	19,907	16,391	—	16,391
Stock compensation expense	11,132	—	11,132	9,650	—	9,650
Excess tax benefit from stock based compensation	5,706	—	5,706	1,820	—	1,820
Net income (loss)	151,444	(123)	151,321	114,782	168	114,950
Less: Currency translation adjustment	(11,368)	128	(11,240)	(10,382)	12	(10,370)
Less: Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	3,528	—	3,528	—	—	—

Comprehensive income	143,604	5	143,609	104,400	180	104,580

Balance, end of period	$1,073,337	$8,091	$1,081,428	$951,016	$8,120	$959,136

Comprehensive income for the three months ended September 30, 2011 and 2010 was $0.5 million and $88.4 million, respectively. Other comprehensive loss was $51.9 million and other comprehensive income was $46.8 million for the three months ended September 30, 2011 and 2010, respectively, primarily related to currency translation adjustments.

The table below provides the accumulated balances for each classification of accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	September 30, 2011	December 31, 2010
Currency translation adjustment	$65,816	$77,183
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(62,137)	(65,665)

Accumulated other comprehensive income	$3,679	$11,518

*	Net of tax benefit of $30,505 and $32,091 for September 30, 2011 and December 31, 2010, respectively.

6.	Acquisitions

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

In July 2011, the Company completed the acquisition of W. T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $38 million on a cash and debt-free basis. WTA’s 2010 sales were approximately $21 million and will be integrated into the Company’s Fluid Handling segment. In connection with the WTA acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the third quarter of 2011 and resulted in current assets of $8 million; property, plant, and equipment of $12 million; identified intangible assets of $11 million, which primarily consist of customer relationships; goodwill of $10 million; and current liabilities of $4 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to significantly strengthen and broaden the Company’s portfolio by providing valves with zero fugitive emissions used in severe service applications. The goodwill from this acquisition is deductible for tax purposes. The pro forma effects of this acquisition on our historical results of operations is not material. See Note 7 for further details on purchase price allocation to goodwill and intangible assets.

In December 2010, the Company completed the acquisition of Money Controls Limited (“Money Controls”), a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 sales were approximately $64 million, and the purchase price was $90 million, net of cash acquired of $3 million. Money Controls has been integrated into the Payment Solutions business in the Company’s Merchandising Systems segment. In connection with the Money Controls acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the fourth quarter of 2010 and resulted in current assets of $24 million; property, plant, and equipment of $10 million; identified intangible assets of $43 million, which primarily consist of customer relationships; goodwill of $31 million; other long-term assets of $6 million; deferred tax asset of $4 million; current liabilities of $11 million; deferred tax liabilities of $13 million; and long-term liabilities of $1 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition has significantly strengthened and broadened the Company’s product offering and allowed the Company to further its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes. The pro forma effects of this acquisition on our historical results of operations is not material. See Note 7 for further details on purchase price allocation to goodwill and intangible assets.

In February 2010, the Company completed the acquisition of Merrimac Industries Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was approximately $51 million in cash, excluding the repayment of $3 million in assumed debt. Merrimac was integrated into the Electronics Group within the Company’s Aerospace & Electronics segment. In connection with the Merrimac acquisition, the purchase price and recording of the transaction were based on valuation assessments which are now completed. The allocation of the aggregate purchase price resulted in current assets of $23 million; property, plant, and equipment of $12 million; identified intangible assets of $20 million, which primarily consist of technology and customer relationships; goodwill of $14 million; current liabilities of $10 million; and deferred tax liabilities of $8 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as Merrimac strengthens and expands the Company’s Electronics businesses by adding complementary product and service offerings, allowing greater integration of products and services, enhancing the Company’s technical capabilities and increasing the Company’s addressable markets. The goodwill from this acquisition is not deductible for tax purposes. The pro forma effects of this acquisition on our historical results of operations is not material. See Note 7 for further details on purchase price allocation to goodwill and intangible assets.

7.	Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial

Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2011, the Company had twelve reporting units.

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

Changes to goodwill are as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

(in thousands)
Balance at beginning of period	$810,285	$761,978
Additions	10,255	47,469
Adjustments to purchase price allocations	3,932	—
Translation and other adjustments	(2,741)	838

Balance at end of period	$821,731	$810,285

For the nine months ended September 30, 2011, the additions to goodwill represent the initial purchase price allocation related to the July 2011 acquisition of WTA, and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac. The additions to goodwill during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

Changes to intangible assets are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
(in thousands)	2011	2010
Balance at beginning of period, net of accumulated amortization	$162,636	$118,731
Purchase price allocations	5,980	62,617
Amortization expense	(16,200)	(17,126)
Currency translation	137	(1,586)

Balance at end of period, net of accumulated amortization	$152,553	$162,636

For the nine months ended September 30, 2011, the purchase accounting allocations relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA. The purchase price allocations during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period (in years)
		September 30, 2011			December 31, 2010
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.7	$119,662	$61,941	$57,721	$118,805	$57,514	$61,291
Customer relationships and backlog	6.9	137,841	47,938	89,903	134,401	49,129	85,272
Drawings	0.7	10,825	10,183	642	10,825	10,699	126
Other	5.2	32,379	28,092	4,287	31,692	15,745	15,947

Total	8.2	$300,707	$148,154	$152,553	$295,723	$133,087	$162,636

Amortization expense for these intangible assets is currently estimated to be approximately $5.4 million in total for the remaining quarter in 2011, $17.1 million in 2012, $17.0 million in 2013, $15.9 million in 2014, $13.7 million in 2015 and $56.8 million in 2016 and thereafter. Of the $152.6 million of net intangible assets at September 30, 2011, $26.7 million of intangibles with indefinite useful lives, consisting of trade names, are not being amortized under the provisions of ASC 350.

8.	Accrued Liabilities

Accrued liabilities consist of:

	September 30,	December 31,
(in thousands)	2011	2010
Employee related expenses	$88,296	$87,952
Advanced payments from customers	21,148	24,708
Warranty	17,376	19,198
Other	97,926	97,604

Total	$224,746	$229,462

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of warranty liabilities is as follows:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010

(in thousands)
Balance at beginning of period	$19,198	$18,728
Expense	6,079	7,985
Additions through acquisitions/divestures	11	1,446
Payments / deductions	(7,900)	(8,866)
Currency translation	(12)	(95)

Balance at end of period	$17,376	$19,198

9.	Commitments and Contingencies

Asbestos Liability

As of September 30, 2011, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2011	2010	2011	2010	2010
Beginning claims	56,403	65,352	64,839	66,341	66,341
New claims	1,088	981	2,946	2,718	5,032
Settlements	(283)	(337)	(886)	(869)	(1,127)
Dismissals	(849)	(554)	(10,539)	(3,705)	(6,363)
MARDOC claims*	2,213	(1)	2,212	956	956

Ending claims	58,572	65,441	58,572	65,441	64,839

*	As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of September 30, 2011, pursuant to an ongoing review process initiated by the Court, 22,319 claims were permanently dismissed and 3,168 claims were restored to active status (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”) which had been administratively dismissed upon filing in 2010. The Company expects that more of the remaining 10,969 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 58,572 pending claims as of September 30, 2011, approximately 20,900 claims were pending in New York, approximately 10,000 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 5,300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court, one of which, the Patrick O’Neil claim in Los Angeles, was reversed on appeal and is currently the subject of further appellate proceedings before the Supreme Court of California, which accepted review of the matter, and has scheduled argument for November 9, 2011.

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

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009, the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The trial court’s ruling was affirmed on appeal by order dated August 25, 2011. The plaintiffs have appealed that ruling to the Supreme Court of California.

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

On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company has filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues are excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011, and a written decision is expected to be issued. The Company anticipates that it will likely appeal any judgment that may be entered on the verdict.

Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2011 and 2010 totaled $82.9 million and $75.7 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30,

2011 and 2010 totaled a $59.2 million net payment and a $43.7 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(in millions)	2011	2010	2011	2010	2010
Settlement / indemnity costs incurred (1)	$12.0	$9.9	$42.1	$36.0	$52.7
Defense costs incurred (1)	14.7	13.8	40.8	39.7	53.9

Total costs incurred	$26.7	$23.7	$82.9	$75.7	$106.6

Settlement / indemnity payments	$20.2	$7.2	$41.7	$29.7	$46.9
Defense payments	14.0	14.1	41.4	39.5	54.4
Insurance receipts	(10.6)	(5.1)	(23.9)	(25.5)	(34.6)

Pre-tax cash payments	$23.6	$16.2	$59.2	$43.7	$66.7

(1)	Before insurance recoveries and tax effects.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through September 30, 2011, the Company has resolved (by settlement or dismissal) approximately 84,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $300 million, for an average settlement cost per resolved claim of $4,000. The average settlement cost per claim resolved during the years ended December 31, 2010, 2009 and 2008 was $7,036, $4,781 and $4,186 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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

Management has made its best estimate of the costs through 2017 based on the analysis by HR&A completed in October 2007. Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. Management discusses these trends and their effect on the liability estimate with HR&A and determines whether a change in the estimate is warranted. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. As of September 30, 2011, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2011.

A liability of $1,055 million was recorded as of September 30, 2007 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2017. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $637 million as of September 30, 2011, approximately two-thirds of which is attributable to settlement and defense costs for future claims projected to be filed through 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2017, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2011 was $100 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, the Company has entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with six of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $79.5 million in aggregate. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of September 30, 2007 (for claims filed through 2017), the insurance consultant’s model forecasted that approximately 33% of the liability would be reimbursed by the Company’s insurers. An asset of $351 million was recorded as of September 30, 2007 representing the probable insurance reimbursement for such claims. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $190 million as of September 30, 2011.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements and, the effect of any additional lump-sum payments under policy buyout agreements. Since September 2007, there have been no developments that have caused the Company to change the estimated 33% rate, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed through 2017) that is in excess of available insurance coverage allocated to such years.

Uncertainties. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on past experience that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability.

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursements, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, due to the uncertainties inherent in litigation matters, no assurances can be given regarding the outcome of any litigation, if necessary, to enforce the Company’s rights under its insurance policies or settlement agreements.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at September 30, 2011 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since

1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. The total estimated gross liability was $30.4 million as of September 30, 2011, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.8 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2011, the Company has recorded a receivable of $7.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted revised risk assessments in 2011. The draft remedial investigation, revised human health risk assessment and revised baseline ecological risk reports are currently under review by both FWS and GD-OTS, and GD-OTS is in the process of conducting limited further investigation. A revised draft remedial investigation report is expected to be submitted in December 2011. The remaining feasibility study is projected to be complete in early 2013. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an undeveloped environmental record. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will take place before the end of 2012. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties are engaged in pre-trial discovery. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of September 30, 2011, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The case is expected to be tried in the Spring of 2012. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a material effect on the Company’s results of operations and cash flows in the periods affected. As of September 30, 2011, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

Pursuant to recently enacted regulations in New Jersey, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey, to determine if any contaminants (volatile organic compound vapors from groundwater) from the facility were present in those homes. The Company installed vapor mitigation equipment in three homes where contaminants were found. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 142 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the facility. It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because among other things, the extent of the environmental impact, consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material impact on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

Other Commitments

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a $14.1 million residual value guarantee by the Company.

10.	Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(in thousands)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$2,951	$2,853	$28	$29	$8,852	$8,559	$85	$89
Interest cost	9,555	9,024	156	190	28,666	27,072	441	564
Expected return on plan assets	(12,585)	(10,856)	—	—	(37,757)	(32,570)	—	—
Amortization of prior service cost	105	135	(127)	—	314	405	(177)	—
Amortization of net loss (gain)	1,685	1,743	43	(40)	5,054	5,228	(75)	(120)

Net periodic cost	$1,711	$2,899	$100	$179	$5,129	$8,694	$274	$533

The Company expects, based on current actuarial calculations, to contribute approximately $18 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2011, of which $16.1 million and $1.0 million have been contributed during the first nine months of 2011, respectively. The Company contributed $39.4 million to its defined benefit plans and $1.1 million to its other postretirement benefit plans during the first nine months of 2010. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

11.	Income Taxes

The Company calculated its income tax provision for the three and nine months ended September 30, 2011 in accordance with the requirements of Accounting Standards Codification Topic 740, “Income Taxes.”

The Company’s effective tax rates of 31.0% and 31.1% for the three and nine months ended September 30, 2011, respectively, are higher than the Company’s effective tax rates of 28.3% and 29.5% for the three and nine months ended September 30, 2010, respectively.

The Company’s effective tax rate for the three months ended September 30, 2010 included a benefit for the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations. The Company’s effective tax rate for the nine months ended September 30, 2010 included a benefit for the recognition of previously unrecognized tax benefits as a result of a change in measurement of certain tax positions. When compared to the prior year periods, the Company’s effective tax rates for the three and nine months ended September 30, 2011 are higher because they do not include these benefits. However, these increases were partially offset by the inclusion, during the three and nine months ended September 30, 2011, of benefits related to the U.S. federal research tax credit, which was not extended until the fourth quarter of 2010, and a lower tax rate on non-U.S. earnings due to enacted statutory tax rate reductions.

The Company’s effective tax rates for the three and nine months ended September 30, 2011 are lower than the statutory U.S. federal tax rate primarily as a result of generating earnings in jurisdictions taxed at rates lower than the U.S. statutory tax rate, the U.S. federal tax benefit on domestic manufacturing activities, and the U.S. federal research credit. These items are partially offset by U.S. state taxes, net of the U.S. federal benefit and certain statutorily non-deductible expenses.

During the three and nine months ended September 30, 2011, the net increase of $0.1 million and $2.4 million, respectively, in the Company’s gross unrecognized tax benefits primarily resulted from tax positions taken in both the current and prior periods. During the three and nine months ended September 30, 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by less than $0.1 million and $2.4 million, respectively.

The Company recognizes interest and penalties related to uncertain tax positions in its income tax expense. During the three and nine months ended September 30, 2011, the total amount of interest and penalty (income) / expense related to unrecognized tax benefits recognized in the Company’s consolidated statement of operations was $(0.1) million and less than $(0.1) million, respectively. At September 30, 2011 and December 31, 2010, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.4 million and $0.4 million, respectively.

The Company regularly assesses the potential outcomes of both ongoing examinations and future examinations for the current and prior years in order to ensure the Company’s provision for income taxes is adequate. The Company believes that adequate accruals have been provided for all open years.

The Company’s income tax returns are subject to examination by the Internal Revenue Service (“IRS”) as well as U.S. state and local and non-U.S. taxing authorities. The IRS has completed its examination of the Company’s consolidated federal income tax returns for all years through 2008. However, the stand-alone federal income tax returns of acquired subsidiaries for 2008 and 2009 remain open to examination by the IRS.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations by taxing authorities for years before 2006. As of September 30, 2011, the Company is currently under audit by various U.S. state and non-U.S. taxing authorities.

As of September 30, 2011, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months as a result of activity related to tax positions expected to be taken during the remainder of the current year and the expiration of the statute of limitations on assessment.

12.	Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of September 30, 2011 and December 31, 2010:

(in thousands)	September 30, 2011	December 31, 2010
Long-term debt consists of:
5.50% notes due 2013	$199,717	$199,608
6.55% notes due 2036	199,152	199,128

Total long-term debt	$398,869	$398,736

Short-term borrowings	$752	$984

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

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2011, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statements of operations, balance sheets or statements of cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions had a notional value of $177 million and $184 million as of September 30, 2011 and December 31, 2010, respectively. The settlement of derivative contracts for the nine months ended September 30, 2011 and 2010, resulted in a net cash inflow of $3.3 million and a net cash outflow of $10.3 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$408	$—	$408	$—	$1,610	$—	$1,610

Liabilities:
Derivatives - foreign exchange contracts	$—	$1,727	$—	$1,727	$—	$730	$—	$730

Valuation Technique—The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $438.3 million and $429.1 million at September 30, 2011 and December 31, 2010, respectively.

15.	Restructuring

In the fourth quarter of 2010, the Company recorded pre-tax restructuring and related charges in the business segments totaling approximately $7.9 million. These charges are primarily associated with the December 2010 acquisition of Money Controls (included in the Merchandising Systems segment) and facility consolidation costs in the Fluid Handling segment. The restructuring charges primarily reflect headcount reductions (cash costs), all of which are expected to be completed during 2011. The Company does not expect to incur additional significant charges in 2011 related to these activities.

The following table summarizes the accrual balances related to these activities:

(in millions)	December 31, 2010	(Income)/ Expense	Utilization	September 30, 2011
Severance	$7.5	$(0.5)	$(1.2)	$5.8
Other	—	—	—	—

Total	$7.5	$(0.5)	$(1.2)	$5.8

Part I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

Our sales depend heavily on industries that are cyclical in nature, or subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures and increasing raw material costs. Core business sales increased by 11% in the third quarter of 2011 compared to the third quarter of 2010 as well as in the first nine months of 2011 compared to the first nine months of 2010, reflecting continued recovery in our later, longer cycle businesses within our Aerospace & Electronics and Fluid Handling segments. Given that the economic environment is highly uncertain, visibility is very limited for our short-cycle Engineered Materials and Merchandising Systems segments. Nothwithstanding, in 2011, we expect total year-over-year sales growth of 15% to 16% for the full year, reflecting higher core growth in all of our segments, more favorable foreign exchange and the additional sales from our July 2011 acquisition of W. T. Armatur (“WTA”) and February 2011 acquisition of Money Controls Limited (“Money Controls”).

Aerospace & Electronics

We remain optimistic about the prospects for commercial aerospace evidenced by a healthier airline industry, the large OEM backlogs and moderate oil prices in spite of concerns regarding slowing global economic growth which could negatively impact results. We expect build rates for large transports to increase, and we continue to see improvement in business and regional jet activity. In addition, aftermarket sales are expected to remain elevated, resulting from the recovery in the airline industry. We also expect to benefit from sales of new products that we have developed over the past several years, including the brake control system for the Boeing 787 and the landing gear control unit for the Airbus A320. In 2011, we expect higher sales and profits, compared to 2010, in our Electronics Group based on projected growth in both our military and commercial businesses. In the commercial portion of our business, we continue to expect strong sales growth, primarily associated with demand for power solutions from the commercial aviation market. In the defense portion of our business, which is approximately two-thirds of our Electronics Group, we are focused on Intelligence, Surveillance and Reconnaissance (ISR), and we expect this market to continue to grow despite concerns of overall reductions in government spending.

Engineered Materials

In our Engineered Materials segment, we expect an increase in sales volume and operating profit in 2011, compared to 2010, although results will be slightly lower from our previous expectations given recent economic trends. We expect that our sales to RV manufacturers will decline in the near term as RV dealers continue to balance their inventory to meet retail demand, and we do not expect a repeat of the inventory restocking that occurred in the fourth quarter of 2010. In addition, we expect demand from our transportation-related customers to slow in the fourth quarter, and we believe that our building products sales will continue to reflect the weak demand seen in non-residential building starts and remodeling.

Merchandising Systems

In our Merchandising Systems segment, we expect growth in our core sales and earnings in both our Payment Solutions and Vending Solutions businesses in 2011 when compared to 2010. Money Controls was profitable in the third quarter, and we continue to believe that it will have an overall slightly accretive impact to our full year 2011 earnings.

Fluid Handling

In our Fluid Handling segment, we expect sales to further improve, supported by a strong backlog which is now 21% higher at September 30, 2011 compared to December 31, 2010. Both maintenance, repair & overhaul (“MRO”) and project-related business continue to improve, with quote activity remaining strong. Spending by chemical companies and refineries is expected to remain strong due to higher plant operating rates, related capacity improvements and better industry profits. North American and Asian power markets are also continuing their recovery for our Energy business. Accordingly, we expect to see future growth in sales and profits, aided by the continuing recovery in our later, longer cycle, process valve business.

Controls

In our Controls segment, we anticipate a continuing recovery in the oil and gas, transportation, and industrial end markets which are expected to result in sales and operating profit growth in 2011 when compared to 2010.

Results from Operations – Three Month Periods ended September 30

All comparisons below refer to the third quarter 2011 versus the third quarter 2010, unless otherwise specified.

Third quarter of 2011 compared with third quarter of 2010

	Third Quarter		Change
(dollars in millions)	2011	2010	$	%
Net sales	$659.5	$560.7	$98.8	17.6

Operating profit	82.1	62.9	19.2	30.6

Operating margin	12.5%	11.2%

Other income (expense):
Interest income	0.4	0.3	0.1
Interest expense	(6.5)	(6.7)	0.3
Miscellaneous—net	(0.1)	1.5	(1.6)

	(6.2)	(4.9)	(1.1)

Income before income taxes	76.0	58.0	18.0
Provision for income taxes	23.6	16.4	7.2

Net income before allocation to noncontrolling interests	52.4	41.6	10.9
Less: Noncontrolling interest in subsidiaries earnings	(0.1)	0.1	(0.2)

Net income attributable to common shareholders	$52.5	$41.5	$11.1	26.6

Third quarter 2011 sales increased $98.8 million, or 17.6%, versus the third quarter of 2010. Core business sales for the third quarter increased approximately $62.7 million, or 11.2%. The impact of currency translation increased reported sales by approximately $18.6 million, or 3.2%, as the U.S. dollar weakened against other major currencies in the third quarter of 2011 compared to the third quarter of 2010. In the third quarter 2011, sales increased $17.5 million, or 3.1%, due to the impact of acquisitions, net of divestitures. Net sales related to operations outside the U.S. were 42.7% and 40.9% of total net sales for the three month periods ended September 30, 2011 and 2010, respectively.

Operating profit was $82.1 million in the third quarter 2011 compared to $62.9 million in the comparable period of 2010. The increase in operating profit reflected improved performance in our Aerospace & Electronics, Fluid Handling, Merchandising Systems and Controls segments, partially offset by lower operating profit in our Engineered Materials segment. Operating profit margins were 12.5% in the third quarter of 2011, compared to 11.2% in the comparable period in 2010.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate of 31.0% for the three months ended September 30, 2011 is higher than our effective tax rate of 28.3% for the three months ended September 30, 2010.

Our effective tax rate for the three months ended September 30, 2010 includes a benefit for the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment and the completion of certain tax examinations. When compared to the prior year period, our effective tax rate for the three months ended September 30, 2011 is higher because it does not include this benefit. However, this increase was partially offset by the inclusion, during the three months ended September 30, 2011, of benefits related to the U.S. federal research tax credit, which was not extended until the fourth quarter of 2010, and a lower tax rate on non-U.S. earnings due to enacted statutory tax rate reductions.

Segment Results

All comparisons below refer to the third quarter 2011 versus the third quarter 2010 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2011	2010
Sales	$172.2	$143.2	$29.1	20.3%
Operating profit	$35.6	$25.4	$10.3	40.5%
Operating margin	20.7%	17.7%

The third quarter 2011 sales increase of $29.1 million reflected sales increases of $21.0 million and $8.1 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $10.3 million, or 40.5%, in the third quarter of 2011 when compared to the same period in the prior year, driven by strong sales growth in both the Aerospace and Electronics Groups.

Aerospace Group sales of $106.5 million increased $21.0 million, or 24.5%, from $85.5 million in the prior year period. The increase was due to higher OEM product sales of 21.7% and higher aftermarket product sales of 28.5%. The OEM sales increase reflects broad based growth across large commercial transports, regional and business jets. The aftermarket sales increase reflects significantly higher modernization and upgrade product sales, primarily associated with the C130 carbon brake control upgrade and higher sales of spares, as well as repair and overhaul (“R&O”) sales. During the third quarter of 2011, sales to OEMs and sales to aftermarket customers were 58.8% and 41.2%, respectively, of total sales, compared to 60.1% and 39.9%, respectively, in the same period last year. Operating profit increased by $8.3 million in the third quarter of 2011, compared to the third quarter of 2010, primarily due to leverage on the higher sales volume. Total engineering expense for the Aerospace Group was $10.8 million in the third quarter of 2011, which compared to $11.0 million in the third quarter of 2010.

Electronics Group sales of $65.7 million increased $8.1 million, or 14.0%, from $57.7 million in the prior year period, reflecting higher sales of our Power Solutions and Microelectronics products. The increase in Power Solutions product sales reflects an increase in demand from the commercial aviation market. The increase in Microelectronics product sales reflects higher sales to medical device customers. Operating profit increased $2.0 million compared to the third quarter of 2010, primarily reflecting the favorable impact of the higher sales volume.

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2011	2010
Sales	$53.1	$54.9	$(1.8)	(3.3%)
Operating profit	$5.9	$8.0	$(2.0)	(25.7%)
Operating margin	11.1%	14.5%

Third quarter 2011 sales of $53.1 million decreased $1.8 million, or 3.3%, reflecting lower sales to RV manufacturers, partially offset by an increase in sales to building products and transportation customers. We experienced an 11.9% sales decrease to RV manufacturers reflecting a decline in demand for our RV related applications, as several RV OEMs slowed manufacturing during the third quarter. RV dealers continue to manage their inventory levels down, reflecting a generally uncertain economic environment. Sales to our transportation-related customers increased 9.3%, and sales to our building products customers increased by 5.0%, both due primarily to price increases implemented earlier this year. These price increases were offset by higher raw material costs. Operating profit in the third quarter of 2011 decreased $2.0 million reflecting the impact of lower sales.

Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2011	2010
Sales	$98.8	$77.2	$21.6	28.0%
Operating profit	$10.8	$6.3	$4.6	73.2%
Operating margin	11.0%	8.1%

Third quarter 2011 sales increased $21.6 million, or 28.0%, including a sales increase resulting from the acquisition of Money Controls of $13.6 million, or 17.6%, a core sales increase of $4.8 million, or 6.3%, and favorable foreign currency translation of $3.2 million, or 4.1%. We experienced higher core sales in our Vending businesses primarily related to increased sales to bottlers. Excluding sales from acquisitions, sales increased in our Payment Solutions business primarily due to the impact of foreign exchange. Operating profit increased $4.6 million, or 73.2%, due to the higher sales and continued improvements in operating efficiency.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2011	2010
Sales	$303.6	$255.8	$47.7	18.6%
Operating profit	$40.9	$33.2	$7.7	23.1%
Operating margin	13.5%	13.0%

Third quarter 2011 sales increased $47.7 million, or 18.6%, including an increase in core sales of $28.2 million, or 11.0%, favorable foreign currency exchange of $14.4 million, or 5.6%, and a sales increase resulting from the July 2011 acquisition of WTA of $5.1 million, or 2.0%. The core sales performance was broad-based across the segment, reflecting continued favorable MRO trends and project related business which impacts our project-based energy, chemical and pharmaceutical businesses. Operating profit in the third quarter of 2011 increased $7.7 million, reflecting the favorable impact of higher sales and foreign currency exchange, partially offset by higher raw material costs and certain operating expenses, including transaction costs associated with the WTA acquisition.

Controls

	Third Quarter		Change
(dollars in millions)	2011	2010
Sales	$31.8	$29.6	$2.2	7.3%
Operating profit	$4.6	$1.9	$2.7	137.0%
Operating margin	14.5%	6.6%

The third quarter 2011 sales increase of $2.2 million, or 7.3%, reflects improvement in industrial, transportation, and upstream oil and gas related demand. Operating profit of $4.6 million showed significant improvement over 2010, reflecting the leverage on the higher sales and the absence of losses from divested businesses in 2010.

Results from Operations—Nine Month Periods ended September 30

All comparisons below refer to the first nine months of 2011 versus the first nine months of 2010, unless otherwise specified.

Year-to-date period ended September 30, 2011 compared to year-to-date period ended September 30, 2010

	Year-to-Date		Change
(dollars in millions)	2011	2010	$	%
Net sales	$1,914.2	$1,643.8	$270.4	16.5

Operating profit	234.9	181.5	53.5	29.5

Operating margin	12.3%	11.0%
Other income (expense):
Interest income	1.1	0.8	0.4
Interest expense	(19.5)	(20.1)	0.6
Miscellaneous—net	3.3	0.8	2.4

	(15.1)	(18.5)	3.3

Income before income taxes	219.8	163.0	56.8
Provision for income taxes	68.5	48.0	20.4

Net income before allocation to noncontrolling interests	151.3	115.0	36.4
Less: Noncontrolling interest in subsidiaries earnings	(0.1)	0.2	(0.3)

Net income attributable to common shareholders	$151.4	$114.8	$36.7	31.9

Year to date 2011 sales increased $270.4 million, or 16.5%, over the same period in 2010. Year to date 2011 core business sales increased approximately $177.4 million, or 10.8%. The impact of currency translation increased reported sales by approximately $49.3 million, or 3.0%, as the U.S. dollar weakened against other major currencies in the first nine months of 2011 compared to the same period in 2010. Year to date 2011 sales increased $43.7 million, or 2.7% due to the impact of acquisitions, net of divestitures. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2011 and 2010 were 41.6% and 40.6% of total net sales, respectively.

Operating profit was $234.9 million in the first nine months of 2011 compared to $181.5 million in the comparable period of 2010. The increase in operating profit reflected improved performance in Aerospace & Electronics, Fluid Handling, Controls and Merchandising Systems, slightly offset by lower operating profit in Engineered Materials. Operating profit margins were 12.3% in the first nine months of 2011 compared to 11.0% in the comparable period of 2010.

Miscellaneous – net increased by $2.4 million in the first nine months of 2011 compared to the same period of 2010. The increase primarily reflected the net gain associated with the sale of a building in Ontario.

Our effective tax rate is affected by recurring items such as tax rates in non-U.S. jurisdictions and the relative amount of income we earn in different jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year.

Our effective tax rate of 31.1% for the nine months ended September 30, 2011 is higher than our effective tax rate of 29.5% for the nine months ended September 30, 2010.

Our effective tax rate for the nine months ended September 30, 2010 includes a benefit for the recognition of previously unrecognized tax benefits as a result of the expiration of the statute of limitations for assessment, the completion of certain tax examinations, and a change in measurement of certain tax positions. When compared to the prior year period, our effective tax rate for the nine months ended September 30, 2011 is higher because it does not include this benefit. However, this increase was partially offset by the inclusion, during the nine months ended September 30, 2011, of benefits related to the U.S. federal research tax credit, which was not extended until the fourth quarter of 2010, and a lower tax rate on non-U.S. earnings due to enacted statutory tax rate reductions.

Order backlog at September 30, 2011 totaled $801.0 million (which included $3.8 million pertaining to our Money Controls acquisition and $5.4 million pertaining to our WTA acquisition), 4.3% higher than the backlog of $767.6 million at December 31, 2010 (which included $8.4 million pertaining to our Money Controls acquisition) and 10.5% higher than the backlog of $725.1 million at September 30, 2010.

Segment Results

All comparisons below refer to the year-to-date period ended September 30, 2011 versus the year-to-date period ended September 30, 2010 (“prior year”), unless otherwise specified.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$505.7	$416.1	$89.6	21.5%
Operating profit	$106.8	$76.1	$30.8	40.4%
Operating margin	21.1%	18.3%

The year to date 2011 sales increase of $89.6 million, or 21.5%, reflected sales increases of $58.8 million and $30.8 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $30.8 million, or 40.4%, in the first nine months of 2011 when compared to the same period in the prior year, driven by strong sales growth in both the Aerospace and Electronics Groups.

Year to date Aerospace Group sales of $309.0 million increased $58.8 million, or 23.5%, from $250.2 million in the prior year period. The increase was due to higher OEM product sales of 20.6% and higher aftermarket product sales of 27.7%. The OEM sales increase reflects higher commercial product sales associated with large commercial transport, regional and business jets. The aftermarket sales increase reflects higher spares and modernization and upgrade product sales, primarily associated with the C130 carbon brake control upgrade, as well as R&O product sales. During the first nine months of 2011, sales to OEMs and sales to aftermarket customers were 58.3% and 41.7%, respectively, of total sales, compared to 59.7% and 40.3%, respectively, in the same period last year. Operating profit increased by $24.2 million in the first nine months of 2011, compared to the same period in the prior year, primarily due to leverage on the higher sales volume. Total engineering expense for the Aerospace Group was $33.0 million in the first nine months of 2011, which compared to $32.6 million in the same period in the prior year.

Year to date Electronics Group sales of $196.7 million increased $30.8 million, or 18.6%, from $165.9 million in the prior year period. The increase was driven by higher sales of our Power Solutions and Microelectronics products. Operating profit increased by $6.6 million in the nine months of 2011, compared to the nine months of 2010, primarily reflecting the favorable impact of the higher sales volume.

The Aerospace & Electronics segment backlog was $409.3 million at September 30, 2011, compared with $431.5 million at December 31, 2010 and $401.6 million at September 30, 2010.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$175.0	$167.3	$7.7	4.6%
Operating profit	$25.2	$26.7	$(1.5)	(5.6%)
Operating margin	14.4%	15.9%

Year to date 2011 sales increased $7.7 million, or 4.6%, reflecting higher sales to our transportation customers of 35.3% and building products customers of 4.4%, partially offset by lower sales to RV manufacturers of 2.8%. Operating profit in the first nine months of 2011 decreased $1.5 million, or 5.6%, reflecting higher raw material costs, partially offset by the impact of higher sales volume.

The Engineered Materials segment backlog was $9.9 million at September 30, 2011, compared with $11.8 million at December 31, 2010 and $11.4 million at September 30, 2010.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$287.7	$221.9	$65.8	29.7%
Operating profit	$22.6	$19.3	$3.3	17.0%
Operating margin	7.9%	8.7%

Year to date 2011 sales increased $65.8 million, or 29.7%, including a sales increase resulting from the acquisition of Money Controls of $41.7 million, or 18.8%, a core sales increase of $15.2 million, or 6.9%, and favorable foreign currency translation of $8.9 million, or 4.0%. We experienced higher core sales in both our Payment Solutions and Vending businesses. Segment operating profit for the first nine months of 2011 increased $3.3 million, or 17.0%, over the same period in 2010, primarily due to the impact of higher sales volumes and continued improvements in operating efficiencies, partially offset by the absence of the favorable impact of a patent litigation settlement received in 2010 and a non-recurring purchase accounting charge associated with the Money Controls acquisition.

The Merchandising Systems segment backlog was $20.9 million at September 30, 2011 (which included $3.8 million pertaining to our Money Controls acquisition), compared with $30.2 million at December 31, 2010 (which included $8.4 million pertaining to our Money Controls acquisition) and $18.0 million at September 30, 2010.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$856.7	$758.2	$98.4	13.0%
Operating profit	$113.3	$93.3	$19.9	21.3%
Operating margin	13.2%	12.3%

Year to date 2011 sales increased $98.4 million, or 13.0%, including an increase in core sales of $55.2 million, or 7.3%, favorable foreign currency exchange of $38.1 million, or 5.0%, and a sales increase resulting from the acquisition of WTA of $5.1 million, or 0.7%. The core sales increase was broad-based across the segment, reflecting continued favorable MRO trends and more favorable market conditions which impacts our later-cycle, project-based energy, chemical, and pharmaceutical businesses. Segment operating profit increased $19.9 million, or 21.3%, over the first nine months of 2011. The increase in operating profit was primarily due to the impact of the higher sales, the favorable impact of foreign currency exchange, and a favorable sales mix, partially offset by higher raw material costs and certain operating expenses, including transaction costs associated with the WTA acquisition.

The Fluid Handling segment backlog was $328.8 million at September 30, 2011(which included $5.4 million pertaining to our WTA acquisition), compared with $271.8 million at December 31, 2010 and $266.6 million at September 30, 2010.

Controls

	Year-to-Date		Change
(dollars in millions)	2011	2010
Sales	$89.2	$80.3	$8.9	11.0%
Operating profit	$11.4	$2.9	$8.5	294.7%
Operating margin	12.8%	3.6%

The year to date 2011 sales increase of $8.9 million, or 11.0%, reflects improvement in industrial, transportation, and upstream oil and gas related demand. Operating profit of $11.4 million increased $8.5 million, reflecting the leverage on the higher sales and the absence of losses from divested businesses in 2010.

The Controls segment backlog was $32.1 million at September 30, 2011, compared with $22.4 million at December 31, 2010 and $27.6 million at September 30, 2010.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.

Cash and cash equivalents decreased by $62 million to $211 million at September 30, 2011 compared with $273 million at December 31, 2010. The decline resulted largely from the repurchase of shares of our common stock and the payment of dividends. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as fund cash payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe that our credit ratings afford us adequate access to public and private markets for debt. We have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature. There are no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement, which expires in September 2012. We expect to enter into an updated credit agreement prior to the expiration of this facility.

Operating results during the nine months of 2011 were consistent with recent expectations, and we continue to monitor current market conditions, particularly in our short-cycle markets. We continue to execute on our focused, disciplined approach to productivity to maintain a suitable liquidity position.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $65.0 million in the first nine months of 2011, an increase of $5.7 million, or 9.6%, compared to the first nine months of 2010. The increase resulted primarily from higher earnings and the absence of our $25 million discretionary pension contribution made in 2010, partially offset by higher working capital requirements to support improving sales trends. Net asbestos-related payments in the first nine months of 2011 and 2010 were $59.2 million and $43.7 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used in investing activities was $57.6 million in the first nine months of 2011, compared to $60.0 million used in the comparable period of 2010. The reduction of cash used for investing activities was primarily due to the absence of the $51.2 million net payment made for the Merrimac acquisition during the first quarter of 2010 and, to a lesser extent, the proceeds received from the sale of a building in Ontario. This was partially offset by the $35.6 million payment made for the WTA acquisition in the third quarter of 2011, an increase in capital spending of $14.1 million from $13.6 million in the first nine months of 2010 compared to $27.7 million in the first nine months of 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $40 million in 2011, compared to $21 million in 2010.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used in financing activities was $67.6 million during the first nine months of 2011, compared to $51.1 million used during the first nine months of 2010. The higher levels of cash flows used in financing activities during the first nine months of 2011 was primarily related to an increase in cash used to repurchase shares of our common stock. For first nine months of 2011, we repurchased of 1,056,200 shares of our common stock at a cost of $50 million and for the first nine months of 2010, we repurchased of 881,258 shares of our common stock at a cost of $30 million.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31, 2011	—	$—	—	—
August 1-31, 2011	—	—	—	—
September 1-30, 2011	—	—	—	—

Total	—	$—	—	—

The table above includes only the open-market repurchases of our common stock during the quarter ended September 30, 2011. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

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

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data files is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date November 7, 2011	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date November 7, 2011	By	/s/ Richard A. Maue
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

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data files is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.