Form 10-K
period 2011-12-31
CRANE CO /DE/
filed 2012-02-27
CIK 25445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes    ☐         No    ☒

Based on the closing stock price of $49.41 on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $2,351,273,275.

The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,771,364 at January 31, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual shareholders’ meeting to be held on April 23, 2012 are incorporated by reference into Part III of this Form 10-K.

Crane Co.

Form 10-K

For The Year Ended December 31, 2011

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

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully integrate recent acquisitions;

•	Our ability to successfully value acquisition candidates;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	The ability of the U.S. government to terminate our contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	The effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

PART I / ITEM 1

Part I

Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.

We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, producing attractive returns and excess cash flow. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.

Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.

Our strategy is to grow the earnings and cash flows of niche businesses with leading market shares, acquire businesses that fit strategically with existing businesses, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on productivity and continuous improvement, continue to attract and retain a committed management team whose interests are directly aligned with those of our shareholders and maintain a focused, efficient corporate structure.

We use a comprehensive set of business processes and operational excellence tools that we call the Crane Business System to drive continuous improvement throughout our businesses. Beginning with a core value of integrity, the Crane Business System incorporates “Voice of the Customer” teachings (specific processes designed to capture our customers’ requirements) and a broad range of operational excellence tools into a disciplined strategy deployment process that drives profitable growth by focusing on continuously improving safety, quality, delivery and cost.

We employ approximately 11,000 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 42% and 40% in 2011 and 2010, respectively.

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

Aerospace & Electronics

The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. This segment supplies critical components and systems, including original equipment and aftermarket parts, for both the commercial and military aerospace industries. The commercial market accounted for approximately 63% of segment sales in 2011, while sales to the military market were approximately 37% of total sales.

The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (ELDEC), Fluid Management (Lear Romec) and Cabin Systems (P.L. Porter). The Electronics Group products are organized into the following solution sets: Power Solutions (ELDEC, Keltec and Interpoint), Microwave Systems (Signal Technology and Merrimac) and Microelectronics (Interpoint).

The Landing Systems solution set includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors, and electrical braking as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This solution set also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these solution sets are proprietary to us and are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, Tier 1 integrators (companies which make products specifically for an aircraft manufacturer), airlines, governments and aircraft maintenance, repair and overhaul (“MRO”) organizations. Manufacturing for Landing Systems is located in Burbank, California.

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

Our Fluid Management solution set includes lubrication and fuel pumps and fuel flow meters for aircraft and radar cooling systems for the commercial and military aerospace industries. It also includes fuel boost and transfer pumps for commuter and business aircraft. Our Fluid Management products are manufactured at three facilities located in Elyria, Ohio; Burbank, California; and Lynnwood, Washington.

Our Cabin Systems solution set includes motion control products for airline seating. We manufacture both electromechanical actuation and hydraulic/mechanical actuation solutions for aircraft seating, selling directly to seat manufacturers and to the airlines. Our Cabin Systems solutions are primarily manufactured in Burbank, California.

Our Power solution set includes custom low voltage and high voltage power supplies, miniature (hybrid) power modules, battery charging systems, transformer rectifier units (“TRUs”), high power

PART I / ITEM 1

traveling wave tube (“TWT”) transmitters and power for TWT and solid state transmitters and amplifiers for a broad array of applications predominantly in the defense, commercial aerospace and space markets. These products are used to provide power for avionics, weapons systems, radar, electronic warfare suites, communications systems, data links, aircraft utilities systems, emergency power, bulk ac/dc power conversion and motor pulse power. Products range from standard modules to full custom designed power management and distribution systems. We supply our products to commercial aerospace and space prime contractors, Tier 1 integrators and U.S. Department of Defense prime contractors and foreign allied defense organizations. Facilities are located in Redmond and Lynnwood, Washington; Ft. Walton Beach, Florida; and Kaohsiung, Taiwan.

Our Microwave Systems solution set includes sophisticated electronic radio frequency components and subsystems and specialty components and materials. These products are used in defense and space electronics applications that include radar, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels, sensors and communications capability on unmanned aerial systems and applications for combat troops. Facilities are located in Beverly, Massachusetts; Chandler, Arizona; West Caldwell, New Jersey; San Jose, Costa Rica; and Norwalk, Connecticut.

Our Microelectronics solution set, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in medical, military and commercial aerospace industries.

The Aerospace & Electronics segment employed approximately 2,800 people and had assets of $514 million at December 31, 2011. The order backlog totaled $411 million and $432 million at December 31, 2011 and 2010, respectively.

Engineered Materials

The Engineered Materials segment manufactures fiberglass-reinforced plastic panels for the transportation industry, in refrigerated and dry-van trailers and truck bodies, RVs, industrial building applications and the commercial construction industry for food processing, restaurants and supermarket applications. Engineered Materials sells the majority of its products directly to trailer and RV manufacturers and uses distributors and retailers to serve the commercial construction market. Manufacturing facilities are located in Joliet, Illinois; Jonesboro, Arkansas; Florence, Kentucky; Goshen, Indiana; and Alton, England.

The Engineered Materials segment employed approximately 630 people and had assets of $245 million at December 31, 2011. The order backlog totaled $11 million and $12 million at December 31, 2011 and 2010, respectively.

Merchandising Systems

The Merchandising Systems segment is comprised of two businesses, Vending Solutions and Payment Solutions.

Our Vending Solutions business, which is primarily engaged in the design and manufacture of vending equipment and related sol-

utions, creates customer value through innovation by improving consumer experience and store profitability. Our products, which include a full line of vending options, including those for food, snack, coffee and cold beverages, are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Our solutions include vending management software and online solutions to help customers operate their businesses more profitably, become more competitive and increase cash flow for continued business investment. During 2009, facility consolidation activities resulted in the closure of the St. Louis, Missouri manufacturing facility. Consolidation activities were completed in 2010. Production facilities for Vending Solutions are located in Williston, South Carolina and Chippenham, England.

Our Payment Solutions business provides high technology products serving four global vertical markets: Retail, Vending, Gaming and Transportation. Our payment systems solutions for these markets include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers. Major facilities are located in Manchester, England; Buxtehude, Germany; Concord, Ontario, Canada; Kiev, Ukraine; and Salem, New Hampshire.

The Merchandising Systems segment employed approximately 1,680 people and had assets of $409 million at December 31, 2011. Order backlog totaled $15 million and $30 million at December 31, 2011 and 2010, respectively.

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

The Valve Group is a global manufacturer of critical on/off process valves for demanding applications in industrial end markets, as well as innovative valves, coupling and gas components for commercial construction and utilities end markets. Products and services include a wide variety of valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors, actuators and valve testing. Markets served include the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, water and wastewater, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes, Brownall, Resistoflex, Duochek and WTA. Facilities and sales/service centers are located in the United States, as well as in Australia, Austria, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Kingdom of Saudi Arabia, Mexico, the Netherlands, Northern Ireland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and Wales.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks and Barnes. Pumps are sold to a

PART I / ITEM 1

broad customer base that includes industrial, municipal, and commercial water and wastewater, commercial heating, ventilation and air-conditioning industries, original equipment manufacturers and military applications. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea, Ontario, Canada; and Zhejiang, China.

Crane Supply, a distributor of valves, fittings, piping and plumbing supplies, maintains 31 distribution facilities throughout Canada.

The Fluid Handling segment employed approximately 5,150 people and had assets of $909 million at December 31, 2011. Order backlog totaled $314 million and $272 million at December 31, 2011 and 2010, respectively.

Controls

The Controls segment provides customer solutions for sensing and control applications and has special expertise in control solutions for difficult and hazardous environments. It includes three businesses: Barksdale (valves and pressure, temperature and level sensors); Azonix (ultra-rugged computers, mobile rugged displays, measurement and control systems and intelligent data acquisition products); and Crane Environmental (specialized water purification solutions).

The Controls segment employed approximately 440 people and had assets of $64 million at December 31, 2011. Order backlog totaled $27 million and $22 million at December 31, 2011 and 2010, respectively.

Acquisitions

We have completed seven acquisitions since the beginning of 2007.

In July 2011, we completed the acquisition of W. T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $37 million in cash, and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million. WTA is being integrated into Crane ChemPharma within our Fluid Handling segment. Goodwill for this acquisition amounted to $12 million.

During 2010, we completed two acquisitions at a total cost of approximately $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $51 million.

In December 2010, we completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 full-year sales were approximately $64 million, and the purchase price was approximately $90 million, net of cash acquired of $3 million. Money Controls is being integrated into the Payment Solutions business within our Merchandising Systems segment.

In February 2010, we completed the acquisition of Merrimac Industries, Inc. (“Merrimac”), a designer and manufacturer of RF Microwave components, subsystem assemblies and micro-multifunction modules. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was $54 million in cash, including the repayment of $3 million of assumed debt. Merrimac has been integrated into the Electronics Group within our Aerospace & Electronics segment.

During 2008, we completed two acquisitions at a total cost of $79 million in cash and the assumption of $17 million of net debt. Goodwill for the 2008 acquisitions amounted to $14 million.

In December 2008, we acquired all of the capital stock of the Krombach Group of Companies (“Krombach”). Krombach is a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. Krombach’s 2008 full year sales were approximately $100 million, and the purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach has been integrated into the Crane Energy business within our Fluid Handling segment.

In September 2008, we acquired all of the capital stock of Delta Fluid Products Limited (“Delta”), a leading designer and manufacturer of regulators and fire safe valves for the gas industry, and safety valves and air vent valves for the building services market, for $28 million in cash. Delta had full year sales of $39 million in 2008 and has been integrated into the Building Services & Utilities business within our Fluid Handling segment.

During 2007, we completed two acquisitions at a total cost of $65 million. Goodwill for the 2007 acquisitions amounted to $29 million.

In September 2007, we acquired the composite panel business of Owens Corning, which produces, among other products, high gloss fiberglass-reinforced plastic panels used in the manufacture of RVs. The purchase price was $38 million in cash. The acquired business had $40 million of sales in 2006 and has been integrated into our Engineered Materials segment.

In August 2007, we acquired the Mobile Rugged Business of Kontron America, Inc., which produces computers, electronics and flat panel displays for harsh environment applications. The purchase price was $26.6 million. The acquired business had sales of $25 million in 2006 and has been integrated into the Azonix business within our Controls segment.

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

Competitive Conditions

Our lines of business are conducted under highly competitive conditions in each of the geographic and product areas they serve. Because of the diversity of the classes of products manufactured and sold, they do not compete with the same companies in all geographic or product areas. Accordingly, it is not possible to estimate the precise number of competitors or to identify our competitive

PART I / ITEM 1

position, although we believe that we are a principal competitor in many of our markets. Our principal method of competition is production of quality products at competitive prices delivered in a timely and efficient manner.

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

Our engineering and product development activities are directed primarily toward improvement of existing products and adaptation of existing products to particular customer requirements as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.

Research and Development

Research and development costs are expensed when incurred. These costs were $64.2 million, $65.9 million and $98.7 million in 2011, 2010 and 2009, respectively, and were incurred primarily by the Aerospace & Electronics segment.

Our Customers

No customer accounted for more than 10% of our consolidated revenues in 2011, 2010 or 2009.

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

Government Contracts

We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics segment and our Fluid Handling segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements; please refer to “Item 1A. Risk Factors.”

Financing

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire on September 26, 2012. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was not used in 2011 and was only used for letter of credit purposes in 2010 and 2009. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2011, our ratio was 33%. We intend to enter into an updated credit agreement prior to the expiration of the facility.

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

PART I / ITEM 1

requirement but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or cross default provisions.

Available Information

We file annual, quarterly and current reports and amendments to these reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers, like us, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

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

PART I / ITEM 1

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since

Eric C. Fast	President and Chief Executive Officer	President and Chief Executive Officer and a Director since 2001.	62	1999

Max H. Mitchell	Executive Vice President, Chief Operating Officer and Group President, Fluid Handling	Executive Vice President, Chief Operating Officer since May 2011. Group President, Fluid Handling since 2005.	48	2004

Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since December 2011. Assistant Controller from August 2007 to December 2011. Assistant Controller at Paxar Corp. from May 2005 to August 2007.	42	2011

David E. Bender	Group President, Aerospace & Electronics	Group President, Aerospace & Electronics Group since July 2011. President, Electronics Group of Aerospace & Electronics since 2005.	52	2007

Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since May 2007. Vice President of Sales, North American Building Materials with Owens Corning from 2005 to 2007.	56	2007

Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	60	1996

Bradley L. Ellis	Group President, Merchandising Systems	Group President, Merchandising Systems since 2003. Vice President, Crane Business System from March 2009 to December 2011.	43	2000

Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources since 2001.	58	2001

Andrew L. Krawitt	Vice President, Treasurer and Principal Financial Officer	Vice President, Treasurer since 2006 and Principal Financial Officer since May 2010.	46	2006

Richard A. Maue	Vice President, Principal Accounting Officer	Vice President and Principal Accounting Officer since August 2007 and Controller from August 2007 to December 2011. Vice President, Controller and Chief Accounting Officer of Paxar Corporation from 2005 to August 2007.	41	2007

Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	57	1989

Thomas J. Perlitz	Vice President, Corporate Strategy and Group President, Controls	Vice President, Corporate Strategy since March 2009 and Group President, Controls since October 2008. Vice President, Operational Excellence from 2005 to March 2009.	43	2005

Kristian R. Salovaara	Vice President, Business Development	Vice President, Business Development since May 2011. Managing Director at FBR Capital Markets & Co. from September 2009 to May 2011. Founding Partner at Watch Hill Partners, LLC from 2004 to September 2009.	51	2011

Edward S. Switter	Vice President, Tax	Vice President, Tax since 2011. Director Global Tax from 2010 to 2011. Director of Tax from 2006 to 2010.	37	2011

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

As of December 31, 2011, we were one of a number of defendants in cases involving approximately 59,000 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

•	Our pending claims;

•	Our historical settlement and defense costs for asbestos claims;

•	The liability we have recorded in our financial statements for pending and reasonably anticipated asbestos claims through 2021;
•	The asset we have recorded in our financial statements related to our estimated insurance coverage for asbestos claims; and

•	Uncertainties related to our net asbestos liability.

We have recorded a liability for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and that we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. In the fourth quarter of 2011, we updated and extended the estimate of our asbestos liability and recorded an additional pre-tax provision of $242 million ($157 million after-tax), which includes the netting effect of a corresponding insurance receivable of $44 million.

Macroeconomic fluctuations may harm our business, results of operations and stock price.

Beginning in the second half of 2008 and through 2009, the global economy slowed dramatically as a result of a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Restrictions on credit availability have and could continue to adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. While economic conditions improved during 2010 and 2011, the overall rate of recovery experienced during the year was uneven and uncertainty continues to exist over the stability of the recovery. Contributing factors include persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans and concerns over the deepening European sovereign debt crisis. A return to unfavorable economic conditions, or even an increase in economic uncertainty, could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. See “Specific Risks Relating to Our Business Segments”.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.

Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For exam-

PART I / ITEM 1A

ple, during the fourth quarter of 2011, we recorded a charge of $30 million, related to our expected liability at the Goodyear, Arizona Superfund site pursuant to an increase in certain remediation activities.

Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flow and reputation.

We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics and Fluid Handling segments, as discussed more fully under “Specific Risks Relating to Our Business Segments”. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

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

We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, beginning in the fourth quarter of 2008 and through 2009, in response to disruptions in the credit markets and a substantially weakened global economy, we implemented a broad-based restructuring program and drove general cost reduction activities in order to align our cost base to then lower levels of demand. Through 2010 and 2011, we maintained our reduced cost structure and focus on productivity. However, our failure to respond to potential declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.

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

For example, the volatility in the financial markets resulted in lower than expected returns on our pension assets in 2008, which resulted in higher pension expense and contributions in subsequent years. We recorded pension expense of $6 million, $14 million and $18 in 2011, 2010 and 2009, respectively, related to our defined-benefit pension plans. In addition, we contributed $47 million, $42 million and $33 million to our defined-benefit pension plans in 2011, 2010 and 2009, respectively, of which $30 million, $25 million and $17 million were made on a discretionary basis to our U.S. defined benefit plan in 2011, 2010 and 2009, respectively, to improve the funded status of this plan. Based on current actuarial calculations, we expect our pension expense and contributions in 2012 to be approximately $20 million and $5 million, respectively.

We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.

We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations, such as the recent acquisitions of WTA and Money Controls, involves significant risks and uncertainties, including:

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

Net sales and assets related to our operations outside the United States were 42% and 37% in 2011, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the

PART I / ITEM 1A

risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, declines in foreign currency exchange rates, primarily the euro, the British pound or the Canadian dollar, could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.

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

Failure to maintain the security of our information and technology networks, including personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.

We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A significant actual or potential theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches of this infrastructure can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach the technology protecting the networks that access our products and services.

Specific Risks Relating to Our Business Segments

Aerospace & Electronics

Our Aerospace & Electronics segment is particularly affected by economic conditions in the commercial and military aerospace industries which are cyclical in nature and affected by periodic downturns that are beyond our control. Although the operating environment faced by commercial airlines improved in 2011, uncertainty continues to exist. The principal markets for manufacturers of commercial aircraft are large commercial airlines, which could be adversely affected by a number of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, worldwide airline profits, terrorism, pandemic health issues and general economic conditions. Our commercial business is also affected by the market for business jets which could be adversely impacted by a decline in business travel due to lower corporate profitability. In addition, a portion of this segment’s business is conducted under U.S. government contracts and subcontracts; therefore, a reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business. Specifically, as a result of the failure of the Joint Select Committee on Deficit Reduction (Super Committee) to agree on a deficit reduction plan, mandatory reductions in defense are required under the Budget Control Act. The extent and scope of these cuts is difficult to assess at this time. Any decrease in demand for new aircraft or equipment or use of existing aircraft and equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operation. Our sales to military customers are also affected by a continued pressure on U.S. and global defense spending and the level of activity in military flight operations. Furthermore, due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot predict the economic conditions that will exist when any new product is complete. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.

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

PART I / ITEM 1A

Engineered Materials

In our Engineered Materials segment, sales and profits could fall if there were a decline in demand for trucks trailers, RVs and building products for which our business produce fiberglass panels. While RV demand improved through the first half of 2011, orders and sales slowed notably during the second half of 2011 in response to general economic uncertainty. In addition, profits could also be adversely affected by further increases in resin and fiberglass material costs, by the loss of a principal supplier or by any inability on the part of the business to maintain product cost and functionality advantages when compared to competing materials.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The case is expected to be tried in the Spring of 2012. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a material effect on the Company’s results of operations and cash flows in the periods affected. As of December 31, 2011, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

Merchandising Systems

Results at our Merchandising Systems businesses could be reduced by unfavorable economic conditions, including sustained or increased levels of manufacturing unemployment and office vacancies, inflation for key raw materials and continued increases in fuel costs. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, or unfavorable changes in gaming regulations affecting certain of our Payment Solutions customers would adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound and the Canadian dollar versus the U.S. dollar. We also may not be able to fully realize the expected benefits of our acquisition of Money Controls.

Fluid Handling

The markets for our Fluid Handling businesses’ products and services are fragmented and highly competitive. We compete against large and well established national and global companies, as well as smaller regional and local companies. While we compete based on technical expertise, timeliness of delivery, quality and reliability, the competitive influence of pricing has broadened as a result of the recent global economic downturn and generally weaker demand levels. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. Additionally, volatility in commodity prices could negatively affect the level of these activities and continued postponement of capital spending decisions or the delay or cancellation of projects. Throughout 2011, while we experienced a gradual recovery, unanticipated weakness in demand for, or, delays in large process valve projects would put pressure on operating margins in our Fluid Handling segment. In addition, to the extent we are unable to effectively reduce our cost base in response to such unanticipated declines in demand for our products, our operating results would be adversely affected.

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

Controls

A number of factors could affect operating results in our Controls segment. Lower sales and earnings could result if our businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries. A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements might result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

Item 1B. Unresolved Staff Comments.

None

PART I / ITEM 2

Item 2. Properties.

	Number of Facilities - Owned
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Controls		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	8	829,000	5	802,000	3	1,031,000	5	676,000	2	148,000	—	—	23	3,486,000
Canada	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Europe	—	—	—	—	3	338,000	8	1,528,000	1	27,000	—	—	12	1,893,000
Other international	—	—	—	—	—	—	6	965,000	—	—	—	—	6	965,000
	8	829,000	5	802,000	6	1,369,000	19	3,169,000	3	175,000	—	—	41	6,344,000
Non-Manufacturing
United States	—	—	—	—	2	55,000	4	216,000	—	—	—	—	6	271,000
Canada	—	—	—	—	—	—	8	208,000	—	—	—	—	8	208,000
Europe	—	—	—	—	—	—	2	78,000	—	—	—	—	2	78,000
Other international	—	—	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	2	55,000	14	502,000	—	—	—	—	16	557,000

	Number of Facilities - Leased
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Controls		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	16,000	1	19,000	2	93,000	3	107,000	1	23,000	—	—	8	258,000
Canada	—	—	—	—	1	61,000	1	21,000	—	—	—	—	2	82,000
Europe	1	12,000	1	15,000	1	10,000	4	686,000	—	—	—	—	7	723,000
Other international	2	89,000	—	—	—	—	3	167,000	—	—	—	—	5	256,000
	4	117,000	2	34,000	4	164,000	11	981,000	1	23,000	—	—	22	1,319,000
Non-Manufacturing
United States	2	13,000	2	59,000	8	86,000	5	71,000	5	42,000	3	42,000	25	313,000
Canada	—	—	—	—	—	—	25	393,000	—	—	—	—	25	393,000
Europe	4	7,000	2	16,000	2	12,000	11	87,000	—	—	—	—	19	122,000
Other international	—	—	—	—	1	6,000	21	130,000	—	—	—	—	22	136,000
	6	20,000	4	75,000	11	104,000	62	681,000	5	42,000	3	42,000	91	964,000

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.

Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 10, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II / ITEM 5

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2011 and 2010.

MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2011 High	2011 Low	2010 High	2010 Low	2011	2010
First	$49.24	$40.58	$36.25	$29.13	$0.23	$0.20
Second	$51.15	$45.66	$39.13	$29.17	0.23	0.20
Third	$52.38	$35.10	$38.81	$28.69	0.26	0.23
Fourth	$48.69	$33.23	$41.49	$36.76	0.26	0.23
					$0.98	$0.86
On December 31, 2011, there were approximately 2,906 holders of record of Crane Co. common stock.

The following table summarizes our share repurchases during the year ended December 31, 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	$—	—	—
February 1- 28	290,100	47.40	—	—
March 1-31	344,800	47.13	—	—
Total January 1 — March 31, 2011	634,900	47.25	—	—
April 1-30	—	—	—	—
May 1-31	232,500	47.56	—	—
June 1-30	188,800	47.37	—	—
Total April 1 — June 30, 2011	421,300	47.47	—	—
July 1-31	—	—	—	—
August 1-31	—	—	—	—
September 1-30	—	—	—	—
Total July 1 — September 30, 2011	—	—	—	—
October 1-31	—	—	—	—
November 1-30	482,700	45.60	—	—
December 1-31	168,073	47.53	—	—
Total October 1 — December 31, 2011	650,773	46.10	—	—

Total January 1 — December 31, 2011	1,706,973	$46.87	—	—

The table above only includes the open-market repurchases of our common stock during the year ended December 31, 2011. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

PART II / ITEM 6

Item 6. Selected Financial Data.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2011	2010	2009	2008	2007
Net sales(a)	$2,545,867	$2,217,825	$2,196,343	$2,604,307	$2,619,171
Operating profit (loss)(b)	42,264	235,162	208,269	197,489	(107,656)
Interest expense	(26,255)	(26,841)	(27,139)	(25,799)	(27,404)
Income (loss) before taxes(a)(b)(c)	20,454	210,929	184,926	183,647	(118,788)
Provision (benefit) for income taxes(d)	(6,062)	56,739	50,846	48,694	(56,553)
Net income (loss) attributable to common shareholders(d)	26,315	154,170	133,856	135,158	(62,342)
Earnings (loss) per basic share(d)	0.45	2.63	2.29	2.27	(1.04)
Earnings (loss) per diluted share(d)	0.44	2.59	2.28	2.24	(1.04)
Cash dividends per common share	0.98	0.86	0.80	0.76	0.66
Total assets	2,843,531	2,706,697	2,712,898	2,774,488	2,877,292
Long-term debt	398,914	398,736	398,557	398,479	398,301
Accrued pension and postretirement benefits	178,382	98,324	141,849	150,125	52,233
Long-term asbestos liability	792,701	619,666	730,013	839,496	942,776
Long-term insurance receivable — asbestos	208,952	180,689	213,004	260,660	306,557

(a)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to our brake control systems in 2009.
(b)	Includes i) an asbestos provision of $241,647 and $390,150 in 2011 and 2007, respectively, ii) environmental provisions of $30,327, $24,342 and $18,912 in 2011, 2008 and 2007, respectively, iii) $1,276 of transactions costs associated with the acquisition of Money Controls in 2010, iv) restructuring charges of $6,676, $5,243 and $40,703 in 2010, 2009 and 2008, respectively, v) $16,360 from the above-mentioned settlement related to our brake control systems in 2009, vi) a net charge of $7,250 related to a lawsuit settlement in connection with our fiberglass-reinforced plastic material in 2009, vii) a foundry restructuring gain, net, of $19,083 in 2007, and viii) a governmental settlement of $7,600 in 2007.
(c)	Includes the effect of items cited in note (a) and (b) and a gain on sale of a joint venture of $4,144 in 2007.
(d)	Includes the tax effect of items cited in notes (a) (b) and (c) as well as a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls in 2010, a $5,238 tax benefit related to a divestiture in 2009 and a $10,400 tax provision in 2007 for the potential repatriation of foreign cash.

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

Items Affecting Comparability of Reported Results

The comparability of our operating results for the years ended December 31, 2011, 2010 and 2009 is affected by the following significant items:

Asbestos Charge

With the assistance of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, effective as of December 31, 2011, we updated and extended our estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through 2021. Our previous estimate was for asbestos claims filed or projected to be filed through 2017. As a result of this updated estimate, we recorded an additional liability of $285 million as of December 31, 2011. Our decision to take this action at such date was based on several factors which contribute to our ability to reasonably estimate this liability for the additional period noted, as follows:

•

The number of mesothelioma claims (which, although constituting approximately 8% of our total pending asbestos claims, have accounted for approximately 90% of our aggregate settlement and defense costs) being filed against us and associated settlement costs have recently stabilized. In our opinion, the outlook for mesothelioma claims expected to be filed and resolved in the forecast period is reasonably stable.

•	There have been favorable developments in the trend of case law, which has been a contributing factor in stabilizing the asbestos claims activity and related settlement costs.

•

There have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claims activity.

•

We have now entered into coverage-in-place agreements with almost all of our excess insurers, which enable us to project a more stable relationship between settlement and defense costs paid by us and reimbursements from our insurers.

Taking all of these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2021. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we do not believe that any such amount can be reasonably estimated beyond 2021. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2021. The liability was $894 million as of December 31, 2011, offset in part by a corresponding insurance receivable of $225 million.

Environmental Charge

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2011, 2010 and 2009 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds at the Goodyear Site, including components for critical military programs, from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The remediation activities have changed over time due in part to the changing groundwater flow rates and contaminant plume direction, and required changes and upgrades to the remediation equipment in operation at the Site. These changes have resulted in the Company revising its liability estimate from time to time. As of December 31, 2009 and 2010, the liability estimate was $53.8 million and $40.5 million, respectively. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with our advisors, to further address the migration of the contaminant plume. As a result, we have recorded a charge of $30 million during the fourth quarter of 2011, extending the accrued costs through 2016. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2016 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years. As of December 31, 2011, the revised liability estimate was $66.0 million.

PART II / ITEM 7

GE Aviation Systems LLC and The Boeing Company Settlement

During the fourth quarter of 2009, we executed agreements with GE Aviation Systems LLC and The Boeing Company, resolving our claims relating to the brake control monitoring system being developed by our Aerospace Group for the Boeing 787 (the “787 Settlement Claim”). As a result of the agreement, our Aerospace Group recognized an increase in sales and operating profit of $18.9 million and $16.4 million, respectively, in 2009.

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

Restructuring and Related Costs

During 2009, we substantially completed our restructuring actions initiated during the fourth quarter of 2008 and recorded pre-tax restructuring and related charges in the business segments totaling $5.2 million. The charges included workforce reduction expenses and facility exit costs of $5.0 million and $0.2 million related to asset write-downs.

During 2010, we recorded pre-tax restructuring and related charges in the business segments totaling $6.7 million. The charges are primarily related to plant consolidations associated with our Crane Energy Flow Solutions business and redundant costs associated with our Money Controls acquisition.

Reinvestment of Non-U.S. Earnings

Associated with our acquisition of Money Controls in December 2010, we considered whether it was necessary to maintain a previously established deferred tax liability representing the additional income tax due upon the ultimate repatriation of a portion of our non-U.S. subsidiaries’ undistributed earnings. We considered our history of utilizing non-U.S. cash to acquire overseas businesses, our current and future needs for cash outside the United States, our ability to satisfy U.S. based cash needs with cash generated by our U.S. operations, and tax reform proposals calling for lower U.S. corporate tax rates. Based on these factors, we concluded that as of December 31, 2010, all of our non-U.S. subsidiaries’ earnings are indefinitely reinvested outside the United States., and as a result, we reversed the aforementioned deferred tax liability and recorded a $5.6 million tax benefit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Divestitures

In December 2009, we sold General Technology Corporation (“GTC”), generating proceeds of $14.2 million and an after-tax gain of $5.2 million. GTC, also known as Crane Electronic Manufacturing Services, was included in our Aerospace & Electronics segment, as part of the Electronics Group. GTC had $26 million in sales in 2009.

Results From Operations — For the Years Ended December 31, 2011, 2010 and 2009

	For the year ended December 31,			2011 vs 2010 Favorable / (Unfavorable) Change		2010 vs 2009 Favorable / (Unfavorable) Change
(in millions, except %)	2011	2010	2009	$	%	$	%
Net Sales
Aerospace & Electronics	$678	$577	$590	$101	17	$(13)	(2)
Engineered Materials	220	212	172	8	4	40	23
Merchandising Systems	374	298	293	76	25	5	2
Fluid Handling	1,154	1,020	1,050	134	13	(30)	(3)
Controls	120	110	92	10	9	19	20
Total Net Sales	$2,546	$2,218	$2,196	$328	15	$21	1
Sales Growth:
Core business				$217	10	$12	1
Acquisitions/dispositions				60	3	2	—
Foreign exchange				51	2	7	—
Total Sales Growth				$328	15	$21	1
Operating Profit (Loss)
Aerospace & Electronics	$146	$109	$96	$36	33	$13	14
Engineered Materials	30	30	20	(0)	(1)	10	53
Merchandising Systems	30	17	21	13	81	(4)	(21)
Fluid Handling	152	123	132	29	24	(9)	(7)
Controls	15	6	(4)	9	151	10	NM
Total Segment Operating Profit *	$372	$285	$265	$88	31	$20	8
Corporate Expense	(58)	(49)	(56)	(9)	(19)	7	12
Corporate — Asbestos charge	(242)	—	—	(242)	NM	—	—
Corporate — Environmental Charge	(30)	—	—	(30)	NM	—	—
Total Operating Profit	$42	$235	$208	$(193)	(82)	$27	13
Operating Margin %
Aerospace & Electronics	21.5%	18.9%	16.3%
Engineered Materials	13.5%	14.2%	11.4%
Merchandising Systems	8.1%	5.6%	7.2%
Fluid Handling	13.2%	12.0%	12.6%
Controls	12.2%	5.3%	(4.8% )
Total Segment Operating Profit Margin %*	14.6%	12.8%	12.0%
Total Operating Margin %	1.7%	10.6%	9.5%

*	The disclosure of total segment operating profit and total segment operating profit margin provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the disclosure of total segment operating profit and total segment operating profit margin, non-GAAP financial measures, present additional useful comparisons between current results and results in prior operating periods, providing investors with a clearer view of the underlying trends of the business. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in addition to, and not as a substitute for our reported results prepared in accordance with GAAP.

PART II / ITEM 7

2011 compared with 2010

Sales in 2011 increased $328 million, or 15%, to $2.546 billion compared with $2.218 billion in 2010. The sales increase was driven by an increase in core business of $217 million (10%), a net increase in revenue from acquisitions and dispositions of $60 million (3%) and favorable foreign exchange of $51 million (2%). Our Aerospace & Electronics segment reported a sales increase of $101 million, or 17%. Our Aerospace Group had a 21% sales increase in 2011 compared to the prior year, reflecting higher commercial original equipment manufacturer (“OEM”) product sales and higher aftermarket product sales. The Electronics Group experienced a 12% sales increase due to higher core sales of our Power Solutions and Microelectronics products. In our Engineered Materials segment, sales increased 4%, reflecting higher sales to our transportation-related and building products customers and, to a lesser extent, our international customers, partially offset by lower sales to RV manufacturers. Merchandising Systems segment revenue increased 25% in 2011, of which 18% was related to the acquisition of Money Controls. Our Fluid Handling segment’s sales increased 13%, reflecting a broad-based core sales increase across the segment due to continued favorable maintenance, repair, and overhaul (“MRO”) trends and more favorable market conditions impacting our later-cycle, project-based energy, chemical, and pharmaceutical businesses.

Total segment operating profit increased $88 million, or 31%, to $372 million in 2011 compared to $285 million in 2010. Total segment operating profit in 2010 included $6.7 million of restructuring charges and $1.3 million of purchase accounting costs. Total segment operating margins increased to 14.6% in 2011 compared to 12.8% in 2010.

The increase in segment operating profit over the prior year was driven by increases in operating profit in our Aerospace & Electronics, Fluid Handling, Merchandising Systems and Controls segments. Our Aerospace & Electronics operating profit was $36 million higher, or 33% in 2011 compared to the prior year; our Fluid Handling segment operating profit was $29 million higher, or 24% in 2011 compared to the prior year; our Merchandising Systems segment was $13 million higher, or 81% in 2011 compared to the prior year; and our Controls segment was $9 million higher, or 151% in 2011 compared to the prior year. The significant improvement in the Aerospace & Electronics segment operating profit primarily reflected leverage on the higher sales volume. The increase in our Fluid Handling segment was primarily attributable to leverage on the higher core sales, and to a lesser extent, the impact of favorable foreign exchange, partially offset by higher raw material costs. The operating profit increase in Merchandising Systems is primarily due to the impact of the higher core sales and, continued improvements in operating efficiencies, partially offset by higher raw material costs. The increase in operating profit in our Controls segment reflected leverage on higher sales and the absence of losses from divested businesses in 2010.

Total operating profit was $42 million in 2011 compared to $235 million in 2010. In addition to the aforementioned segment results, 2011 operating results included a $242 million net asbestos provision and a $30 million charge related to an increase in our expected remediation liability at the Goodyear, Arizona Superfund Site.

Net income attributable to common shareholders in 2011 was $26 million as compared with $154 million in 2010. In addition to the items mentioned above, net of tax, net income in 2010 included a $5.6 million tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls.

2010 compared with 2009

Sales in 2010 increased $21 million, or 1%, to $2.218 billion compared with $2.196 billion in 2009. The sales increase was driven by an increase in core business of $12 million (0.6%), favorable foreign exchange of $7 million (0.3%) and a net increase in revenue from acquisitions and dispositions of $2 million (0.1%). Our Aerospace & Electronics segment reported a sales decrease of $13 million, or 2%. Our Aerospace Group had a 4% sales decrease in 2010 compared to the prior year, reflecting the absence of $18.9 million related to the 787 Settlement Claim, partially offset by higher commercial and military OEM product sales. The Electronics Group experienced a $1 million sales increase due to the net effect of the GTC divestiture and the Merrimac Industries, Inc. (“Merrimac”) acquisition which increased sales by $3 million, partially offset by lower core sales of $2 million. In our Engineered Materials segment, sales increased 23%, reflecting substantially higher sales to our traditional RV customers as well as, to a lesser extent, our transportation-related and international customers, while building product sales were flat. Merchandising Systems segment revenue increased 2% in 2010, reflecting volume increases in both Vending and Payment Solutions. Our Fluid Handling segment’s sales decreased $30 million, or 3%, which was primarily attributable to volume declines in our later cycle energy business, reflecting the downturn in the North American power market and downstream oil and gas markets, partially offset by improving trends in MRO activities.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net income attributable to common shareholders in 2010 was $154.2 million as compared with $133.9 million in 2009. In addition to the items mentioned above, net income in 2010 included a $5.6 million tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls and net income in 2009 included a $5.2 million after-tax gain associated with the divestiture of GTC.

AEROSPACE & ELECTRONICS

(dollars in millions)	2011	2010	2009
Net Sales*	$678	$577	$590
Operating Profit*	146	109	96
Restructuring Charge**	—	—	3
Assets	514	499	436
Operating Margin	21.5%	18.9%	16.3%

*	Net Sales and Operating Profit for 2009 include $18.9 million and $16.4 million, respectively, related to the 787 Settlement Claim.
**	The restructuring charges are included in operating profit and operating margin.

2011 compared with 2010.  Sales of our Aerospace & Electronics segment increased $101 million, or 17%, in 2011 to $678 million, reflecting sales increases of $72 million and $29 million in our Aerospace Group and Electronics Group, respectively. The Aerospace & Electronics segment’s operating profit increased $36 million, or 33%, in 2011. The increase in operating profit was due to a $33 million increase in operating profit in the Aerospace Group and $3 million increase in the Electronics Group. The operating margin for the segment was 21.5% in 2011 compared to 18.9% in 2010. Backlog was $411 million at December 31, 2011, a decrease of 5% from $432 million at December 31, 2010.

Aerospace Group sales in 2011 by the four solution sets were as follows: Landing Systems, 34%; Sensing and Utility Systems, 33%; Fluid Management, 23%; and Cabin Systems, 10%. The commercial market accounted for 79% of Aerospace Group sales in 2011, while sales to the military market were 21% of total Aerospace Group sales. During 2011, sales to OEMs and aftermarket customers were 59% and 41%, respectively, compared to 60% and 40%, respectively, of the total sales in 2010.

Aerospace Group sales increased 21% from $345 million in 2010 to $417 million in 2011. The increase in 2011 was due to higher OEM sales which increased $37 million, or 18%, to $246 million in 2011 from $208 million in 2010, primarily due to higher commercial product sales associated with large commercial transport, regional and business jets. In addition, the sales increase was attributable to higher aftermarket product sales which increased $35 million, or

25%, to $172 million in 2011 from $137 million in 2010 primarily due to higher modernization and upgrade (“M&U”) products sales, primarily associated with C130 carbon brake control upgrade program, as well as commercial and military spares sales.

Aerospace Group operating profit increased 46% over the prior year, primarily reflecting leverage on the higher sales volume. Aerospace engineering expense was about 11% of sales in 2011 versus 13% in 2010. Total engineering expense for the Aerospace Group was $44 million in both 2011 and 2010.

Electronics Group sales by market in 2011 were as follows: military/defense, 61%; commercial aerospace, 27%; and other, 12%. Sales in 2011 by the Group’s solution sets were as follows: Power, 64%; Microwave Systems, 26%; and Microelectronics, 10%.

Electronics Group sales increased 12% from $232 million in 2010 to $261 million in 2011. The core sales increase reflects higher sales of our Power Solutions and Microelectronics products, partially offset by lower sales of our Microwave products. The increase in Power Solutions product sales reflects an increase in demand from the commercial aviation market. The increase in Microelectronics product sales reflects higher sales to medical device customers.

Electronics Group operating profit increased 9% over the prior year reflecting the favorable impact of the higher sales volume, partially offset by program execution inefficiencies and unfavorable sales mix.

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

Aerospace Group sales decreased 4% from $360 million in 2009 to $345 million in 2010. The decrease in 2010 was due to lower OEM sales which decreased $7 million, or 3%, to $208 million in 2010 from $215 million in 2009, reflecting the absence of the $18.9 million related to the 787 Settlement Claim, partially offset by higher commercial and military OEM product sales. In addition, the sales decline was attributable to lower aftermarket product sales which decreased $7 million, or 5%, to $137 million in 2010 from $145 million in 2009 due to lower M&U and military spares sales. While aftermarket sales declined on a full year basis, sales strengthened during the second half of 2010 as a result of improved airline profitability. The higher commercial sales were driven by growth in

PART II / ITEM 7

air travel reflecting increased frequency, capacity, and passenger load factors, despite increased fuel prices which continue to impact the industry. Backlog increased 15% to $218 million at December 31, 2010 from $189 million at December 31, 2009.

Aerospace Group operating profit increased 25% over the prior year, primarily reflecting a $23 million decrease in engineering expense and, to a lesser extent, operating efficiencies, disciplined pricing, and a favorable sales mix which more than offset the impact of the absence of the $16.4 million benefit in 2009 related to the 787 Settlement Claim. The substantial decline in engineering expense was primarily related to the completion of key activities related to the Boeing 787 and several other programs. Aerospace engineering expense was about 13% of sales in 2010 versus 19% in 2009.

Electronics Group sales by market in 2010 were as follows: military/defense, 58%; commercial aerospace, 27%; space, 10%; and medical, 5%. Sales in 2010 by the solution sets were as follows: Power, 63%; Microwave Systems, 31%; and Microelectronics, 6%.

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

ENGINEERED MATERIALS

(dollars in millions)	2011	2010	2009
Net sales	$220	$212	$172
Operating Profit	30	30	20
Assets	245	255	262
Operating Margin	13.5%	14.2%	11.4%

2011 compared with 2010.  Engineered Materials sales increased by $8 million to $220 million in 2011, from $212 million in 2010. Operating profit of $30 million in 2011 was generally flat compared to 2010. Operating margins were 13.5% in 2011 compared with 14.2% in 2010.

Sales increased $8 million, or 4%, reflecting higher sales to our domestic transportation-related and building products customers and, to a lesser extent, our international customers, partially offset by lower sales to RV manufacturers. Sales to our transportation-related customers increased 30%, due primarily to price increases implemented earlier this year and, to a lesser extent, improved build rates for dry and refrigerated trailers and new product sales related to aero-dynamic side skirts for trailers. Sales to our build-

ing products customers increased by 4%, also reflecting price increases implemented earlier this year. We experienced a 3% sales decrease to RV manufacturers reflecting a decline in demand for our RV related applications, as several RV OEMs slowed manufacturing in the second half of 2011. RV dealers managed their inventory levels down, reflecting a generally uncertain economic environment. In addition, we experienced a 9% increase in our International sales primarily related to increased demand from transportation, and RV customers in Europe.

Operating profit in our Engineered Materials segment was generally flat reflecting higher raw material costs which were offset by price increases.

2010 compared with 2009.  Engineered Materials sales increased by $40 million to $212 million in 2010, from $172 million in 2009. Operating profit increased by $10 million to $30 million in 2010, from $20 million in 2009. Operating margins were 14.2% in 2010 compared with 11.4% in 2009.

Sales increased $40 million, or 23%, reflecting substantially higher sales to our traditional RV customers and, to a lesser extent, our transportation-related and international customers. Building product sales were flat when compared to the prior year. Sales to our traditional RV customers increased 56%, reflecting stronger wholesale demand in response to improving economic conditions and inventory restocking that began in late 2009 and continued through the first half of 2010. We experienced a 19% sales increase to our transportation-related customers, reflecting improved build rates for dry and refrigerated trailers. In addition, we experienced a 20% increase in our International sales (Europe, China and Latin America) primarily resulting from greater demand for refrigerated containers manufactured in China.

Operating profit increased $10 million, or 53%, reflecting the higher sales volume, partially offset by higher raw material costs.

MERCHANDISING SYSTEMS

(dollars in millions)	2011	2010	2009
Net Sales	$374	$298	$293
Operating Profit	30	17	21
Restructuring Charge (Gain)*	—	3	(3)
Assets	409	420	297
Operating Margin	8.1%	5.6%	7.2%

*	The restructuring charge (gain) is included in operating profit and operating margin.

2011 compared with 2010.  Merchandising Systems sales increased by $76 million from $298 million in 2010 to $374 million in 2011. Operating profit increased by $13 million from $17 million in 2010 to $30 million in 2011. Operating profit included net restructuring charges of $3 million in 2010. Operating margins were 8.1% in 2011 compared with 5.6% in 2010.

Sales increased $76 million, or 25%, compared to the prior year, including a sales increase resulting from the acquisition of Money Controls of $53 million, or 18%, a core sales increase of $14 million, or 4%, and favorable foreign currency translation of $9 million, or 3%. The increase in core sales reflected higher sales in both our Payment Solutions and Vending businesses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating profit of $30 million increased $13 million in 2011 compared to 2010. The operating profit increase is primarily due to the impact of the higher sales, continued improvements in operating efficiencies, and the absence of restructuring costs incurred in 2010. The increase was partially offset by higher raw material costs and the absence of the favorable impact of a patent litigation settlement received in 2010.

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

FLUID HANDLING

(dollars in millions)	2011	2010	2009
Net Sales	$1,154	$1,020	$1,050
Operating Profit	152	123	132
Restructuring Charge*	—	3	5
Assets	909	830	832
Operating Margin	13.2%	12.0%	12.6%

*	The restructuring charges are included in operating profit and operating margin.

2011 compared with 2010.  Fluid Handling sales increased by $134 million from $1.020 billion in 2010 to $1.154 billion in 2011. Operating profit increased by $29 million from $123 million in 2010 to $152 million in 2011. The 2010 operating profit included restructuring charges of $3 million. Operating margins were 13.2% in 2011 compared with 12.0% in 2010.

Sales increased $134 million, or 13%, including a core sales increase of $85 million, or 8%, favorable foreign currency translation of $39 million, or 4%, and an increase in sales from the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”) of $10 million, or 1%. Backlog was $314 million at December 31, 2011, an increase of 15% from $272 million at December 31, 2010.

Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma Flow Solutions (“Crane ChemPharma”), Crane Energy Flow Solutions (“Crane Energy”) and Building Services & Utilities. Valve Group sales increased 14% to $877 million in 2011 from $771 million in 2010, including a core sales increase of $68 million, or 9%, favorable foreign currency translation of $28 million, or 4%, and an increase in sales from the acquisition of WTA of $10 million, or 1%. Crane Energy sales increased significantly compared to the prior year primarily due to higher volume associated with our later-cycle, project based process valve applications in the power and refining industries and, to a lesser extent, favorable foreign exchange. The Crane ChemPharma business experienced a significant increase in sales reflecting increased demand from the chemical industry, primarily due to strong market conditions in the Americas as well as favorable MRO trends which benefited from healthy plant operating rates and catch-up maintenance. Building Services & Utilities sales experienced a moderate increase, driven by favorable foreign exchange and price increases, which were partially offset by a slight decline in volume, reflecting primarily a softer commercial building construction end market in the United Kingdom.

Crane Pumps & Systems sales increased $10 million, or 14%, to $83 million in 2011 from $73 million in 2010, reflecting increased demand from our industrial and municipal markets.

Crane Supply revenue increased $18 million to $194 million in 2011, or 10%, from $176 million in 2010 due to favorable foreign exchange as the Canadian dollar strengthened against the U.S. dollar and higher sales volumes. The increase in volumes was due to increases in non-residential building construction in Canada and demand from certain industrial customers such as mining.

Fluid Handling operating profit increased $29 million, or 24%, compared to 2010. The increase in operating profit was primarily driven by leverage on the higher core sales and, to a lesser extent, the impact of favorable foreign exchange, partially offset by higher raw material costs.

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

PART II / ITEM 7

Crane Pumps & Systems revenue increased $2 million, or 3%, to $73 million in 2010 from $71 million in 2009, reflecting moderately improved demand for housing, municipal, industrial and HVAC end use applications, partially offset by lower demand for military pumps.

Crane Supply revenue increased $19 million to $176 million in 2010, or 12%, from $157 million in 2009 due primarily to favorable foreign exchange as the Canadian dollar strengthened against the U.S. dollar and, to a lesser extent, growth in core sales. The increase in core sales reflects higher volumes due to improving trends in non-residential building construction in Canada.

Fluid Handling operating profit decreased $9 million, or 7%, compared to 2009. The operating profit decline was primarily driven by the deleverage associated with lower sales volumes in our Valve Group and, to a lesser extent, the impact of higher raw material costs, partially offset by disciplined pricing and savings associated with cost reduction activities.

CONTROLS

(dollars in millions)	2011	2010	2009
Net Sales	$120	$110	$92
Operating Profit (Loss)	15	6	(4)
Assets	64	67	70
Operating Margin	12.2%	5.3%	(4.8%	)

2011 compared with 2010.  Controls segment sales of $120 million increased $10 million, or 9%, in 2011 compared with 2010. The sales increase reflects improvement in industrial, transportation, and upstream oil and gas end markets. Segment operating profit of $15 million increased $9 million, or 151%, reflecting the leverage on the higher sales and the absence of losses from businesses divested in 2010.

2010 compared with 2009.  Controls segment sales of $110 million increased $19 million, or 20%, in 2010 compared with 2009. The sales increase reflects substantially higher volumes to customers in industrial transportation and upstream oil and gas related end markets. Segment operating profit of $6 million increased $10 million from an operating loss of $4 million in 2009, reflecting the impact of the higher volumes and, to a lesser extent, the absence of losses from businesses divested in 2010.

CORPORATE

(dollars in millions)	2011	2010	2009
Corporate expense	$(58)	$(49)	$(56)
Corporate expense — Asbestos	(242)	—	—
Corporate expense — Environmental	(30)	—	—
Total Corporate	(330)	(49)	(56)
Interest income	2	1	3
Interest expense	(26)	(27)	(27)
Miscellaneous	3	1	1
Effective tax rate	-29.9%	26.9%	27.5%

2011 compared with 2010.  Total Corporate increased $281 million in 2011 due to 1) a provision of $242 million to update and extend the estimate of our asbestos liability, 2) an environmental provision of $30 million related to our expected liability at our Goodyear, Arizona Superfund Site and 3) an increase of $9 million primarily related to higher compensation and benefit costs and professional fees.

Our effective tax rate  is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, the continued reinvestment of our overseas earnings, and examinations initiated by tax authorities around the world.

See Application of Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.

The following table presents our income (loss) before taxes, provision (benefit) for income taxes, and effective tax rate for the last three years:

(dollars in millions)	2011	2010	2009
Income (loss) before tax — U.S.	(116)	105	69
Income (loss) before tax — non-U.S.	136	106	116
Income (loss) before tax — worldwide	20	211	185
Provision (benefit) for income taxes	(6)	57	51
Effective tax rate	-29.9%	26.9%	27.5%

The tax benefit associated with our 2011 charges for asbestos and environmental was the most significant reason our effective tax rate decreased in 2011. Further, these 2011 charges reduced our income before tax to such a level that all our 2011 tax adjustments had a larger impact on our 2011 effective tax rate than they otherwise would have. Taking this into account, a lower amount of non-U.S. taxes also reduced our 2011 effective tax rate. However, these benefits were partially offset by a lower amount of tax credits and a higher amount of non-deductible expenses in 2011, and the absence of a tax benefit that was generated upon the reversal of a deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries in 2010.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Note 2 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

2010 compared with 2009.  Total Corporate expense decreased $7 million in 2010 primarily due to the absence of a $7.3 million settlement of a lawsuit brought against us by a customer alleging failure of our fiberglass-reinforced plastic material in 2009.

When compared to 2009, our 2010 effective tax rate was favorably affected by the reversal of a deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries along with a lower amount of repatriated earnings in 2010. However, these benefits were partially offset by a higher amount of non-U.S. taxes in 2010 and the absence of a tax benefit that was generated upon the sale of a business in 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Outlook

Overall

Our sales depend heavily on industries that are cyclical in nature, or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs.

The global economic recovery remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, and concerns over the deepening European sovereign debt crisis. Although a slower global economy is likely, we believe we are well positioned to achieve profitable growth in 2012. We expect a combination of limited market growth and gains in market share to drive profitable growth in 2012, albeit at a reduced, year-over-year rate compared to 2011. We expect further improvements in our longer, late cycle businesses (Fluid Handling and Aerospace & Electronics) while our outlook is relatively stable for our short cycle businesses (Engineered Materials and Merchandising Systems), with the potential for slight improvement in 2012. Specifically, in 2012, we expect core sales to increase 5% to 6%. We expect a sales increase from our acquisitions, net of divestures of less than 1% and unfavorable foreign exchange of 2%. In aggregate, we expect total year-over-year sales growth of 3% to 5%.

Aerospace & Electronics

In 2012, we believe market conditions in the aerospace industry will remain positive and, accordingly, we expect to achieve higher sales and profits in our Aerospace Group as we benefit from increasing build rates for large commercial aircrafts, new products, and our expanded global sales force. In addition, we expect an increase in aftermarket sales resulting from continued commercial airline growth. We forecast reasonably stable results for our Electronics Group despite reductions in overall defense spending, as we expect that growth in our commercial business, which comprises about 39% of Electronics sales, to offset a slight decline in defense related sales.

Engineered Materials

In 2012, we expect a modest increase in sales volume and operating profit in our Engineered Materials segment despite challenging end market conditions, as we leverage market share gains and benefit from new product applications. We expect slight increases in our transportation-related and international sales.

Merchandising Systems

In 2012, we expect relatively flat sales for our Merchandising Systems segment, reflecting modest core growth offset by unfavorable foreign exchange translation. Operating profit is expected to improve led by productivity initiatives across the segment. In Payment Solutions, despite headwinds in early 2012 related to the German gaming market, we expect sales to increase modestly due to a gradual improvement in market demand for new products. In Vending Solutions, we expect revenue to remain close to 2011 levels, reflecting continued economic uncertainty.

Fluid Handling

For 2012, in our Fluid Handling segment, we expect further sales growth and margin improvement over 2011 levels led by a continuing recovery in our Energy and ChemPharma business units, which are positioned to benefit from exposure to their late cycle end markets and an expanded sales force. We expect unfavorable foreign exchange translation to partially offset core sales growth in 2012. During 2011, we saw improvement in both our MRO and project business. In addition, project quote activity improved during 2011, and we expect this trend to continue in 2012. In our Fluid Handling segment, backlog is 15% higher than December 2010. Accordingly, we expect to see growth in sales and profits in 2012.

Controls

In our Controls segment, we anticipate further growth in the oil and gas, transportation, and industrial end markets which should result in moderately higher sales and operating profit in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares. Consistent with our philosophy of balanced capital deployment, in 2011, we paid dividends of $57 million (dividends per share increased 13% from $0.23 to $0.26 in July 2011); we repurchased stock for $80 million; and we invested $37 million in our acquisition of WTA.

Our current cash balance of $245 million, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental exposures and expected pension contributions. We have an estimated liability of $894 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $66 million related to environmental remediation costs projected through 2016 related to our Superfund Site in Goodyear, Arizona. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our five-year $300 million Amended and Restated Credit Agreement which expires in September 2012 and we have no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

Our cash totaled $245 million as of December 31, 2011. Of this amount, approximately $201 million was held by our non-U.S. subsidiaries and is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash

PART II / ITEM 7

balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.

Operating results during 2011 were better than our expectations, but we continue to monitor current market conditions, particularly in our short-cycle markets. We continue to execute on our focused, disciplined approach to productivity to maintain a suitable liquidity position.

Operating Activities

Cash provided by operating activities, a key source of our liquidity, was $150 million in 2011, an increase of $16 million, or 12%, compared to 2010. The increase resulted primarily from improved operating results, partially offset by higher working capital requirements to support improving sales trends, higher net asbestos related payments (total net asbestos payments were $79 million in 2011 compared to $67 million in 2010) and higher contributions to our defined benefit plans ($47 million and $42 million in 2011 and 2010, respectively, of which $30 million and $25 million was made on a discretionary basis to our U.S. defined benefit plan in 2011 and 2010, respectively, to improve the funded status of this plan).

We currently expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $85 million and contributions to our defined benefit plans of approximately $5 million in 2012.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash flows from divestitures of businesses or assets. Cash used for investing activities was $66 million in 2011 compared to $157 million used in 2010. The reduction of cash used for investing activities was primarily due to the absence of the $140 million of payments we made for the acquisitions of Money Controls and Merrimac in 2010, and, to a lesser extent, the proceeds received from the sale of a building in Ontario. This was partially offset by the $37 million payment made for the WTA acquisition in 2011 and an increase in capital spending of $14 million from $21 million in 2010 to $35 million in 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $40 million in 2012.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used in financing activities was $109 million in 2011, compared to $77 million used in 2010. The higher levels of cash flows used in financing activities during 2011was primarily related to an increase in cash used to repurchase shares of our common stock (we repurchased of 1,706,903 shares of our common stock at a cost of $80 million in 2011 and we repurchased of 1,396,608 shares of our common stock at a cost of $50 million in 2010) and, to a lesser extent, an increase in dividend payments, partially offset by net proceeds received from stock option exercises and a decrease in payments of short-term debt.

Financing Arrangements

At December 31, 2011 and 2010, we had total debt of $399 million. Net debt increased by $28 million to $155 million at December 31, 2011, primarily reflecting the WTA acquisition. The net debt to net capitalization ratio was 15.9% at December 31, 2011, up from 11.3% at December 31, 2010.

In September 2007, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire September 26, 2012. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was not used in 2011 and was only used for letter of credit purposes in 2010 and 2009. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2011, our ratio was 33%. We intend to enter into an updated credit agreement prior to the expiration of the facility.

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

In September 2003, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and Sep-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tember 15 of each year. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.

All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.

At December 31, 2011, we had open standby letters of credit of $33 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement and certain other credit lines, substantially all of which expire in 2012.

Credit Ratings

As of December 31, 2011, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.

Contractual Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2011:

	Payment due by Period
(in thousands)	Total	2012	2013 -2014	2015 -2016	After 2017
Long-term debt(1)	$400,000	$—	$200,000	$—	$200,000
Fixed interest payments	349,500	24,100	37,200	26,200	262,000
Operating lease payments	53,445	15,255	19,601	10,615	7,974
Purchase obligations	81,096	76,268	4,131	696	1
Pension and postretirement benefits(2)	417,640	35,536	73,420	79,027	229,657
Other long-term liabilities reflected on Consolidated Balance Sheets(3)	—	—	—	—	—
Total	$1,301,681	$151,159	$334,352	$116,538	$699,632

(1)	Excludes original issue discount.
(2)	Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2021.
(3)	As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($793 million) and long-term environmental liability ($50 million).

Capital Structure

The following table sets forth our capitalization:

(dollars in thousands) December 31,	2011	2010
Short-term borrowings	$1,112	$984
Long-term debt	398,914	398,736
Total debt	400,026	399,720
Less cash and cash equivalents	245,089	272,941
Net debt*	154,937	126,779
Equity	822,056	993,030
Net capitalization	$976,993	$1,119,809
Net debt to Equity*	18.8%	12.8%
Net debt to net capitalization*	15.9%	11.3%

*	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that non-GAAP financial measures, which include the presentation of net debt, provides useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance.

Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared in accordance with U.S. GAAP.

In 2011, equity decreased $171 million, primarily as a result changes in pension and postretirement plan assets and benefit obligations, net of tax, of $93 million, open-market share repurchases of $80 and cash dividends of $57 million, partially offset by net income attributable to common shareholders of $26 million and stock option exercises of $23 million.

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

PART II / ITEM 7

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

Accounts Receivable.  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts at December 31, 2011 and 2010 was $7 million and $8 million, respectively.

Inventories.  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. We use LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced cost of sales by $0.8 million and $4.6 million and increased cost of sales by $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The portion of inventories costed using the LIFO method was 35% of consolidated inventories at December 31, 2011 and 2010. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $12.3 million at both December 31, 2011 and 2010.

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

Income Taxes  We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In determining whether the earnings of our non-U.S. subsidiaries are permanently reinvested overseas, we consider the following:

•	Our history of utilizing non-U.S. cash to acquire non-U.S. businesses,

•	Our current and future needs for cash outside the U.S. (e.g., to fund capital expenditures, business operations, potential acquisitions, etc.),

•	Our ability to satisfy U.S.-based cash needs (e.g., domestic pension contributions, interest payment on external debt, dividends to shareholders, etc.) with cash generated by our U.S. businesses, and

•	The effect U.S. tax reform proposals calling for reduced corporate income tax rates and/or “repatriation” tax holidays would have on the amount of the tax liability.

Goodwill and Other Intangible Assets.  As of December 31, 2011, we had $821 million of goodwill. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2011, we had 12 reporting units.

When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 8% and 17% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2011, 2010 and 2009.

As of December 31, 2011, we had $146.2 million of net intangible assets of which $30.0 million were intangibles with indefinite useful lives, consisting of trade names. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2011, we had an aggregate asbestos liability of $894 million. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period.

PART II / ITEM 7

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2011, we had an aggregate asbestos receivable of $225 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.

Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2011 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”). As of December 31, 2011, the total estimated gross liability for the Goodyear Site was $66 million.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2011, the total estimated receivable from the U.S. Government related to the environmental remediation liabilities of the Goodyear Site was $13.7 million.

Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 31% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 14% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

The net periodic pension cost was $6 million in 2011, $14 million in 2010, and $18 million in 2009. Employer cash contributions were $47 million in 2011, $42 million in 2010, and $33 million in 2009 of which $30 million, $25 million and $17 million was made on a discretionary basis to our U.S. defined benefit pension plan in 2011, 2010 and 2009, respectively, to improve the funded status of this plan. We expect, based on current actuarial calculations, to contribute cash of approximately $5 million to our pension plans in 2012. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2011 pension expense by $0.8 million for U.S. pension plans and $0.8 million for Non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to measure plan liabilities by 0.25 percentage points would have increased 2011 pension expense by $1.4 million for U.S. pension plans and $0.5 million for Non-U.S. pension plans. See Note 6, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2011	2010	2009
Benefit Obligations
U.S. Plans:
Discount rate	5.00%	5.80%	6.10%
Rate of compensation increase	3.50%	3.50%	3.65%

Non-U.S. Plans:
Discount rate	4.56%	5.40%	5.76%
Rate of compensation increase	3.89%	3.74%	3.72%

Net Periodic Benefit Cost
U.S. Plans:
Discount rate	5.80%	6.10%	6.75%
Expected rate of return on plan assets	8.25%	8.25%	8.75%
Rate of compensation increase	3.50%	3.65%	3.91%

Non-U.S. Plans:
Discount rate	5.40%	5.76%	6.40%
Expected rate of return on plan assets	7.01%	7.13%	7.25%
Rate of compensation increase	3.74%	3.72%	3.62%

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

Postretirement Benefits Other than Pensions.  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.3 million to our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

postretirement benefit plans in 2012. The weighted average discount rates assumed to determine postretirement benefit obligations were 4.25%, 4.75% and 5.30% for 2011, 2010, and 2009, respectively. The health care cost trend rates assumed was 8.5% in 2011 and 9.0% in 2010 and 2009.

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

Total debt outstanding was $400 million at December 31, 2011, substantially all of which was at fixed rates of interest ranging from 5.50% to 6.55%.

The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•

If, on January 1, 2012, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2012, based on our year-end 2011 portfolio, net income would not be materially impacted.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2011, and issued their related attestation report which is included on page x.

Eric C. Fast

President and Chief Executive Officer

Andrew L. Krawitt

Vice President, Principal Financial Officer

The Section 302 certifications of the Company’s President and Chief Executive Officer and its Vice President, Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

PART II / ITEM 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crane Co.

Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Stamford, CT

FEBRUARY 27, 2012

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF OPERATIONS

	For year ended December 31,
(in thousands, except per share data)	2011	2010	2009
Net sales	$2,545,867	$2,217,825	$2,196,343
Operating costs and expenses:
Cost of sales	1,683,093	1,472,602	1,466,030
Asbestos charge	241,647	—	—
Environmental charge	30,327	—	—
Restructuring charge	—	6,676	5,243
Selling, general and administrative	548,536	503,385	516,801
	2,503,603	1,982,663	1,988,074
Operating profit	42,264	235,162	208,269
Other income (expense):
Interest income	1,635	1,184	2,820
Interest expense	(26,255)	(26,841)	(27,139)
Miscellaneous income	2,810	1,424	976
	(21,810)	(24,233)	(23,343)
Income before income taxes	20,454	210,929	184,926
Provision (benefit) for income taxes	(6,062)	56,739	50,846
Net income before allocations to noncontrolling interests	26,516	154,190	134,080
Less: Noncontrolling interest in subsidiaries’ earnings	201	20	224
Net income attributable to common shareholders	$26,315	$154,170	$133,856
Basic earnings per share	$0.45	$2.63	$2.29
Average basic shares outstanding	58,120	58,601	58,473
Diluted earnings per share	$0.44	$2.59	$2.28
Average diluted shares outstanding	59,204	59,562	58,812

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$245,089	$272,941
Current insurance receivable — asbestos	16,345	33,000
Accounts receivable, net	349,250	301,918
Inventories	360,689	319,077
Current deferred tax assets	46,664	44,956
Other current assets	14,195	16,769
Total current assets	1,032,232	988,661
Property, plant and equipment, net	284,146	280,746
Insurance receivable — asbestos	208,952	180,689
Long-term deferred tax assets	265,849	182,832
Other assets	85,301	100,848
Intangible assets, net	146,227	162,636
Goodwill	820,824	810,285
Total assets	$2,843,531	$2,706,697
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,112	$984
Accounts payable	194,158	157,051
Current asbestos liability	100,943	100,000
Accrued liabilities	226,717	229,462
U.S. and foreign taxes on income	10,165	11,057
Total current liabilities	533,095	498,554
Long-term debt	398,914	398,736
Accrued pension and postretirement benefits	178,382	98,324
Long-term deferred tax liability	41,668	48,852
Long-term asbestos liability	792,701	619,666
Other liabilities	76,715	49,535
Commitments and Contingencies (Note 10)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 57,614,254 shares outstanding (58,160,687 in 2010)	72,426	72,426
Capital surplus	189,294	174,143
Retained earnings	1,095,953	1,126,630
Accumulated other comprehensive (loss) income	(93,512)	11,518
Treasury stock; 14,811,885 treasury shares (14,265,452 in 2010)	(450,608)	(399,773)
Total shareholders’ equity	813,553	984,944
Noncontrolling interest	8,503	8,086
Total equity	822,056	993,030
Total liabilities and equity	$2,843,531	$2,706,697

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2011	2010	2009
Operating activities:
Net income attributable to common shareholders	$26,315	$154,170	$133,856
Noncontrolling interest in subsidiaries’ earnings	201	20	224
Net income before allocation to noncontrolling interests	26,516	154,190	134,080
Asbestos provision, net	241,647	—	—
Environmental charge	30,327	—	—
Gain on disposition of capital assets and divestitures	(4,258)	(1,015)	—
Depreciation and amortization	62,943	59,841	58,204
Stock-based compensation expense	14,972	13,326	9,166
Defined benefit plans and postretirement expense	6,770	14,712	18,750
Deferred income taxes	(43,923)	31,453	26,284
Cash (used for) provided from operating working capital	(41,955)	(8,262)	47,403
Defined benefit plans and postretirement contributions	(48,113)	(43,226)	(35,231)
Environmental payments, net of reimbursements	(9,534)	(11,063)	(8,961)
Payments for asbestos-related fees and costs, net of insurance recoveries	(79,277)	(66,731)	(55,827)
Other	(6,303)	(9,689)	(4,854)
Total provided from operating activities	149,812	133,536	189,014
Investing activities:
Capital expenditures	(34,737)	(21,033)	(28,346)
Proceeds from disposition of capital assets	4,793	375	4,768
Payments for acquisitions, net of cash and liabilities assumed of $3,206 in 2010	(36,590)	(140,461)	—
Proceeds from divestitures	1,000	4,615	17,864
Total used for investing activities	(65,534)	(156,504)	(5,714)
Financing activities:
Equity:
Dividends paid	(56,992)	(50,371)	(46,783)
Reacquisition of shares on open market	(79,999)	(49,988)	—
Stock options exercised — net of shares reacquired	23,232	22,375	1,070
Excess tax benefit — exercise of stock options	6,097	3,290	224
Debt:
Net decrease in short-term borrowings	(1,003)	(2,739)	(16,474)
Total used for financing activities	(108,665)	(77,433)	(61,963)
Effect of exchange rate on cash and cash equivalents	(3,465)	628	19,537
(Decrease) increase in cash and cash equivalents	(27,852)	(99,773)	140,874
Cash and cash equivalents at beginning of year	272,941	372,714	231,840
Cash and cash equivalents at end of year	$245,089	$272,941	$372,714
Detail of cash (used for) provided from operating working capital (Net of effects of acquisitions):
Accounts receivable	$(44,120)	$142	$55,166
Inventories	(38,407)	(21,441)	67,732
Other current assets	2,549	(2,274)	1,345
Accounts payable	35,129	6,425	(43,797)
Accrued liabilities	(3,315)	2,541	(30,514)
U.S. and foreign taxes on income	6,209	6,345	(2,529)
Total	$(41,955)	$(8,262)	$47,403
Supplemental disclosure of cash flow information:
Interest paid	$26,158	$26,918	$27,140
Income taxes paid	$25,555	$15,651	$10,744

See Notes to Consolidated Financial Statements.

PART II / ITEM 8

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except per share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Comprehensive (Loss) Income	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2009	72,426	157,078	935,460		(45,131)	(381,771)	738,062	7,759	745,821
Net income			133,856	133,856			133,856	224	134,080
Cash dividends			(46,478)				(46,478)		(46,478)
Exercise of stock options, net of shares reacquired, 110,050						2,447	2,447		2,447
Stock option amortization		4,350					4,350		4,350
Tax benefit — stock options and restricted stock		224					224		224
Restricted stock, net		(243)				3,283	3,040		3,040
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(5,676)	(5,676)		(5,676)		(5,676)
Currency translation adjustment				55,937	55,937		55,937	(43)	55,894
Comprehensive income				184,117
BALANCE DECEMBER 31, 2009	72,426	161,409	1,022,838		5,130	(376,041)	885,762	7,940	893,702
Net income			154,170	154,170			154,170	20	154,190
Cash dividends			(50,378)				(50,378)		(50,378)
Reacquisition on open market 1,396,608 shares						(49,988)	(49,988)		(49,988)
Exercise of stock options, net of shares reacquired, 1,040,684						23,820	23,820		23,820
Stock option amortization		6,102					6,102		6,102
Tax benefit — stock options and restricted stock		3,290					3,290		3,290
Restricted stock, net		3,342				2,436	5,778		5,778
Changes in pension and postretirement plan assets and benefit obligation, net of tax				16,605	16,605		16,605		16,605
Currency translation adjustment				(10,217)	(10,217)		(10,217)	126	(10,091)
Comprehensive income				$160,558
BALANCE DECEMBER 31, 2010	$72,426	$174,143	$1,126,630		$11,518	$(399,773)	$984,944	$8,086	$993,030
Net income			26,315	26,315			26,315	201	26,516
Cash dividends			(56,992)				(56,992)		(56,992)
Reacquisition on open market 1,706,973 shares						(79,999)	(79,999)		(79,999)
Exercise of stock options, net of shares reacquired, 1,101,817						26,205	26,205		26,205
Stock option amortization		6,899					6,899		6,899
Tax benefit — stock options and restricted stock		6,097					6,097		6,097
Restricted stock, net		2,155				2,959	5,114		5,114
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(92,757)	(92,757)		(92,757)		(92,757)
Currency translation adjustment				(12,273)	(12,273)		(12,273)	216	(12,057)
Comprehensive loss				$(78,715)
BALANCE DECEMBER 31, 2011	$72,426	$189,294	$1,095,953		$(93,512)	$(450,608)	$813,553	$8,503	$822,056

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

The Engineered Materials segment manufactures fiberglass-reinforced plastic panels for the truck trailer and recreational vehicle (“RV”) markets, industrial markets and the commercial construction industry.

The Merchandising Systems segment consists of two groups: Vending Solutions and Payment Solutions. Vending Solutions products include food, snack and beverage vending machines and vending machine software and online solutions. Payment Solutions products include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers.

The Fluid Handling segment manufactures and sells various types of industrial and commercial valves and actuators; provides valve testing, parts and services; manufactures and sells pumps and water purification solutions; distributes pipe, pipe fittings, couplings and connectors; and designs, manufactures and sells corrosion-resistant plastic-lined pipes and fittings.

The Controls segment produces ride-leveling, air-suspension control valves for heavy trucks and trailers; pressure, temperature and level sensors; ultra-rugged computers, measurement and control systems and intelligent data acquisition products; and water treatment equipment.

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

Cost of Goods Sold  Cost of goods sold includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead, inventoried cost and, accordingly, cost of goods sold include allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production related intangible assets and depreciation expense. The Company also includes costs directly associated with products sold, such as warranty provisions.

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

Income Taxes  The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 “Income Taxes” which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, the Company records net deferred tax assets to the extent that it is more likely than not that they will be realized.

PART II / ITEM 8

Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, the Company establishes a valuation allowance for the amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence the Company considers in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

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

In determining whether the earnings of its non-U.S. subsidiaries are permanently reinvested overseas, the Company considers the following:

•	Its history of utilizing non-U.S. cash to acquire non-U.S. businesses,
•	Its current and future needs for cash outside the U.S. (e.g., to fund capital expenditures, business operations, potential acquisitions, etc.),
•	Its ability to satisfy U.S.-based cash needs (e.g., domestic pension contributions, interest payment on external debt, dividends to shareholders, etc.) with cash generated by our U.S. businesses, and
•	The effect U.S. tax reform proposals calling for reduced corporate income tax rates and/or “repatriation” tax holidays would have on the amount of the tax liability

Earnings Per Share  The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, Restricted Share Units, Deferred Stock Units and Performance-based Restricted Share Units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the year.

(in thousands, except per share data) For year ended December 31,	2011	2010	2009
Net income attributable to common shareholders	$26,315	$154,170	$133,856
Average basic shares outstanding	58,120	58,601	58,473
Effect of dilutive stock options	1,084	961	339
Average diluted shares outstanding	59,204	59,562	58,812
Basic earnings per share	$0.45	$2.63	$2.29
Diluted earnings per share	$0.44	$2.59	$2.28

Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable  Receivables are carried at net realizable value.

A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2011	2010	2009
Balance at beginning of year	$8,221	$8,906	$8,081
Provisions	5,518	4,250	7,203
Deductions	(6,422)	(4,935)	(6,378)
Balance at end of year	$7,317	$8,221	$8,906

Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.

Inventories  Inventories consist of the following:

(in thousands) December 31,	2011	2010
Finished goods	$105,442	$90,825
Finished parts and subassemblies	35,100	33,091
Work in process	74,608	58,519
Raw materials	145,539	136,642
Total inventories	$360,689	$319,077

Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company uses LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced costs of sales by $0.8 million and $4.6 million and increased cost of sales by $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The portion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of inventories costed using the LIFO method was 35% of consolidated inventories at December 31, 2011 and 2010. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $12.3 million at both December 31, 2011 and 2010.

Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2011	2010
Land	$68,404	$64,797
Buildings and improvements	191,821	182,554
Machinery and equipment	541,832	534,118
Gross property, plant and equipment	802,057	781,469
Less: accumulated depreciation	517,911	500,723
Property, plant and equipment, net	$284,146	$280,746

Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $39.9 million, $41.0 million and $41.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2011 and 2010, the Company had twelve reporting units, respectively

When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 8%

and 17% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net costs increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2011, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the estimated fair value of the individual acquired assets and liabilities and that the Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities and learns more about the newly acquired business, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Factors and information that the Company uses to refine the allocations include, primarily, tangible and intangible asset appraisals. The Company finalized its purchase price allocations in 2011 associated with its 2010 acquisitions of Merrimac Industries Inc. (“Merrimac”) and Money Controls and made appropriate adjustments to the purchase price allocation prior to the one-year anniversary of the acquisition, as required. Effective January 1, 2009, the Company adopted the new provisions under ASC Topic 810 “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. These provisions also set forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination.

PART II / ITEM 8

Changes to goodwill, are as follows:

(in thousands) December 31,	2011	2010
Balance at beginning of year	$810,285	$761,978
Additions	10,900	47,469
Adjustments to purchase price allocations	3,932	—
Currency translation and other adjustments	(4,293)	838
Balance at end of year	$820,824	$810,285

For the year ended December 31, 2011, the additions to goodwill represent the initial purchase price allocation related to the July 2011 acquisition of W.T. Armatur GmbH & Co. KG (“WTA”), and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac. The additions to goodwill during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

Changes to intangible assets, are as follows:

(in thousands) December 31,	2011	2010
Balance at beginning of year, net of accumulated amortization	$162,636	$118,731
Additions, net of disposals	5,980	62,617
Amortization expense	(21,646)	(17,126)
Currency translation	(743)	(1,586)
Balance at end of year, net of accumulated amortization	$146,227	$162,636

For the year ended December 31, 2011, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA. The additions during the year ended December 31, 2010 principally pertain to the Company’s acquisitions of Merrimac and Money Controls.

As of December 31, 2011, the Company had $146.2 million of net intangible assets of which $30.0 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

A summary of the intangible assets are as follows:

	Weighted Average Amortization Period (in years)	2011			2010
(in thousands) December 31,		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual rights	17.7	$89,619	$46,286	$43,333	$88,797	$43,866	$44,931
Customer relationships and backlog	11.7	146,291	66,256	80,035	144,085	54,152	89,933
Drawings	9.5	11,824	10,423	1,401	11,824	9,994	1,830
Other	15.5	52,155	30,697	21,458	51,017	25,075	25,942
	14.4	$299,889	$153,662	$146,227	$295,723	$133,087	$162,636

Certain amounts in the line items above for December 31, 2010 have been adjusted to reflect the appropriate classification from amounts previously reported. These adjustments had no effect on the total net intangible assets balance.

Amortization expense for these intangible assets was $21.7 million, $17.1 million and $14.1, million in 2011, 2010 and 2009, respectively. Amortization expense is expected to be $19.4 million in 2012, $17.8 million in 2013, $15.9 million in 2014, $13.4 million in 2015, and $49.7 million in 2016 and thereafter.

Valuation of Long-Lived Assets  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-

lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments  The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company periodically uses forward foreign exchange contracts as economic hedges of anticipated transactions and firm purchase and sale commitments. These contracts are marked to fair value on a current basis and the respective gains and losses are recognized in other income (expense). The Company also periodically enters into interest-rate swap agreements to moderate its exposure to interest rate changes. Interest-rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. The changes in the fair value of these derivatives are recognized in other comprehensive income for qualifying cash flow hedges.

Accumulated Other Comprehensive Income (Loss)

The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Consolidated Balance Sheets.

(in thousands) December 31,	2011	2010	2009
Currency translation adjustment	$64,910	$77,183	$87,400
Cumulative changes in pension and postretirement plan assets and obligation, net of tax benefit	(158,422)	(65,665)	(82,270)
Accumulated other comprehensive (loss) income (a)	$(93,512)	$11,518	$5,130

(a)	Net of tax benefit of $76,179, $32,091, and $38,711 for 2011, 2010, and 2009, respectively.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance to defer the requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amended guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued amended guidance on the disclosure requirements on the offsetting of financial assets and liabilities. The amended disclosures will enable financial statement users to compare balance sheets prepared under U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives instruments that are either offset in accordance with the U.S. GAAP offsetting guidance or subject to enforceable master netting arrangements or similar agreements. The Company is currently evaluating the impact of the amended guidance on its disclosures.

In September 2011, the FASB issued amended guidance to simplify how entities test goodwill for impairment. The amendments will allow an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows, and disclosures.

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

In May 2011, the FASB issued amended guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments will improve consistency in the application and description of fair value between U.S. GAAP and IFRS. The revised guidance is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows, and disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

PART II / ITEM 8

Note 2 – Income Taxes

Provision for Income Taxes

The Company’s income (loss) before taxes is as follows:

(in thousands) For year ended December 31,	2011	2010	2009
U.S. operations	$(115,718)	$104,694	$69,050
Non-U.S. operations	136,172	106,235	115,876
Total	$20,454	$210,929	$184,926

The Company’s provision (benefit) for income taxes consists of:

(in thousands) For year ended December 31,	2011	2010	2009
Current:
U.S. federal tax	$2,869	$(2,530)	$(4,187)
U.S. state and local tax	2,176	1,256	5
Non-U.S. tax	32,816	26,560	28,744
Total current	37,861	25,286	24,562
Deferred:
U.S. federal tax	(45,576)	26,326	19,879
U.S. state and local tax	524	238	2,720
Non-U.S. tax	1,129	4,889	3,685
Total deferred	(43,923)	31,453	26,284
Total provision (benefit) for income taxes	$(6,062)	$56,739	$50,846

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

(in thousands) For year ended December 31,	2011	2010	2009
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) from:
Non-U.S. taxes	-70.8%	-3.1%	-5.0%
Repatriation of non-U.S. earnings, net of credits	6.3%	1.2%	4.5%
Deferred taxes on earnings of non-U.S. subsidiaries	0.0%	-2.4%	-1.8%
State and local taxes, net of federal benefit	14.1%	0.7%	1.0%
U.S. research and development tax credit	-11.0%	-3.0%	-2.3%
U.S. domestic manufacturing deduction	-9.9%	-0.9%	-0.6%
Tax benefit from sale of subsidiary	0.0%	0.0%	-3.0%
Other	6.4%	-0.6%	-0.3%
Effective tax rate	-29.9%	26.9%	27.5%

The Company has not provided taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2011 because it intends to permanently reinvest these earnings outside the U.S. As of December 31, 2011, the cumulative amount of non-U.S. earnings upon which taxes have not been provided is approximately $320 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to income and withholding taxes. However, it is not practical to estimate the amount of tax payable upon the remittance of these earnings because such tax depends upon circumstances existing when the remittance occurs.

In 2011 and 2010, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date fair market value and, accordingly, were credited to equity in the amounts of $6.1 million and $3.3 million, respectively. In 2009, income tax benefits attributable to equity-based compensation transactions were less than the amounts recorded based on grant date fair value. As a result, a shortfall of $0.4 million was charged to equity.

In 2011, 2010 and 2009, tax provision (benefit) of $(44.1) million, $6.6 million, and $0.7 million, respectively, primarily related to changes in pension and post-retirement plan assets and benefit obligations was recorded to accumulated other comprehensive income.

Deferred Taxes and Valuation Allowances

The components of deferred tax assets and liabilities included on the Company’s Consolidated Balance Sheets are as follows:

(in thousands) December 31,	2011	2010
Deferred tax assets:
Asbestos-related liabilities	$260,969	$199,009
Tax loss and credit carryforwards	93,337	78,289
Environmental reserves	20,042	11,333
Inventories	15,858	14,737
Accrued bonus and stock-based compensation	12,488	15,105
Pension and post-retirement benefits	50,623	13,074
Other	35,362	19,879
Total	488,679	351,426
Less: valuation allowance	107,511	62,830
Total deferred tax assets, net of valuation allowance	381,168	288,596
Deferred tax liabilities:
Basis difference in fixed assets	(35,341)	(36,479)
Basis difference in intangible assets	(75,127)	(74,132)
Total deferred tax liabilities	(110,468)	(110,611)
Net deferred tax asset	$270,700	$177,985
Balance sheet classification:
Current deferred tax assets	46,664	$44,956
Long-term deferred tax assets	265,849	182,832
Accrued liabilities	(145)	(951)
Long-term deferred tax liability	(41,668)	(48,852)
Net deferred tax asset	$270,700	$177,985

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2012-2016	$105	$—	$1,624	$136,179	$10,470
After 2016	34,430	505	3,253	342,590	24,963
Indefinite	—	—	13,969	—	29,748
Total tax carryforwards	$34,535	$505	$18,846	$478,769	$65,181
Deferred tax asset on tax carryforwards	$34,535	$177	$12,250	$27,880	$18,495	$93,337
Valuation allowance on tax carryforwards	(105)	—	(11,587)	(27,880)	(18,490)	(58,062)
Net deferred tax asset on tax carryforwards	$34,430	$177	$663	$—	$5	$35,275

As of December 31, 2011, the Company has determined that it is more likely than not that $58.1 million of its deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, the Company has recorded a valuation allowance against these deferred tax assets as shown in the table above. The Company has also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will be not realized. Accordingly, a $49.4 million valuation allowance has been established against these U.S. state and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2011 is $107.5 million.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2011	2010
Balance of liability as of January 1	$3,725	$6,937
Increase as a result of tax positions taken during a prior year	3,334	155
Decrease as a result of tax positions taken during a prior year	(19)	(2,654)
Increase as a result of tax positions taken during the current year	2,876	1,908
Decrease as a result of settlements with taxing authorities	—	(1,334)
Reduction as a result of a lapse of the statute of limitations	(326)	(1,287)
Balance of liability as of December 31	$9,590	$3,725

The amount of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate was $9.3 million, $2.8 million, and $7.3 million as of December 31, 2011, 2010, and 2009, respectively. The difference between these amounts for 2011 and 2010 and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, (2) interest expense, net of deferred taxes, and (3) unrecognized tax benefits whose reversal (as of December 31, 2010 only) would be recorded to goodwill.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the years ended December 31, 2011, 2010, and 2009, the Company recognized $0.2 million of interest and penalty expense, $0.4 million of interest income, and $0.1 million of interest and penalty expense, respectively, related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2011 and December 31, 2010, the Company recognized $0.6 million and $0.5 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its consolidated balance sheet.

During the next twelve months, it is reasonably possible that $1.1 million of the Company’s unrecognized tax benefits could change as a result of audit settlements, expiration of statutes of limitation or other resolution of uncertainties.

Income Tax Examinations

The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated U.S. federal income tax returns through 2008; however, the 2008 federal income tax return of an acquired subsidiary remains open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2006. In August 2011, Canada Revenue Agency commenced an examination of the 2007, 2008 and 2009 income tax returns of the Company’s Canadian subsidiary. In October 2011, the State of California commenced an examination of the Company’s 2007 and 2008 California income tax returns. As of December 31, 2011, the Company and its subsidiaries are under examination in additional jurisdictions, including Germany (2000 through 2005) and the U.K. (2007 through 2009). The Company believes that adequate accruals have been provided for all jurisdictions’ open years.

PART II / ITEM 8

Note 3 – Accrued Liabilities

(in thousands) December 31,	2011	2010
Employee-related expenses	$97,297	$87,952
Warranty	16,379	19,198
Other	113,041	122,312
	$226,717	$229,462

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands) December 31,	2011	2010
Balance at beginning of period	$19,198	$18,728
Expense	6,759	7,985
Additions through acquisitions/divestitures	11	1,446
Payments/deductions	(9,545)	(8,866)
Currency translation	(44)	(95)
Balance at end of period	$16,379	$19,198

Note 4 – Other Liabilities

(in thousands) December 31,	2011	2010
Environmental	$49,959	$27,675
Other	26,756	21,860
	$76,715	$49,535

Note 5 – Research and Development

Research and development costs are expensed when incurred. These costs were $64.2 million, $65.9 million and $98.7 million in 2011, 2010 and 2009, respectively.

Note 6 – Pension and Postretirement Benefits

In the United States, the Company sponsors a defined benefit pension plan that covers approximately 31% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 14% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date and those expected to be earned in the future.

Non-union employees hired after December 31, 2005 are no longer eligible for participation in the Company’s domestic defined benefit pension plan or the ELDEC Corporation (“ELDEC”) and Interpoint Corporation (“Interpoint”) money purchase plan. Instead, qualifying employees receive an additional 2% Company contribution to their 401(K) plan accounts. Certain of the Company’s non-U.S. defined benefit pension plans were also amended whereby eligibility for new participants will cease.

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. The Company does not pre-fund these benefits and has the right to modify or terminate the plan.

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2011	2010	2011	2010
Change in benefit obligation:
Beginning of year	$674,136	$641,033	$13,108	$15,025
Service cost	11,710	10,883	121	114
Interest cost	38,163	36,301	588	745
Plan participants’ contributions	1,389	1,328	—	—
Amendments	177	—	—	(1,598)
Actuarial loss	96,558	18,231	129	536
Settlement	(123)	(10,919)	—	—
Benefits paid	(31,911)	(32,508)	(1,374)	(1,735)
Foreign currency exchange impact	(2,777)	(8,974)	(10)	21
Acquisition/divestitures/curtailment	—	18,761	—	—
Adjustment for expenses/tax contained in service cost	(730)	—
Benefit obligation at end of year	$786,592	$674,136	$12,562	$13,108
Change in plan assets:
Fair value of plan assets at beginning of year	$661,319	$566,882
Actual return on plan assets	3,192	75,823
Foreign currency exchange impact	(2,059)	(5,977)
Employer contributions	47,495	42,439
Acquisition/transferred asset	(1,056)	24,251
Plan participants’ contributions	1,389	1,328
Settlement	(119)	(10,919)
Benefits paid	(31,911)	(32,508)
Fair value of plan assets at end of year	$678,250	$661,319	$—	$—
Funded status	$(108,342)	$(12,817)	$(12,562)	$(13,108)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2011	2010	2011	2010
Other assets	$59,891	$74,477	$—	$—
Current liabilities	(1,169)	(640)	(1,248)	(1,438)
Accrued pension and postretirement benefits	(167,068)	(86,654)	(11,314)	(11,670)
	$(108,346)	$(12,817)	$(12,562)	$(13,108)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2011	2010	2011	2010
Net actuarial loss (gain)	$239,624	$103,548	$(1,518)	$(1,756)
Prior service cost (credit)	1,036	1,287	(1,362)	(1,598)
Transition asset	(3)	(5)	—	—
	$240,657	$104,830	$(2,880)	$(3,354)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2011	2010	2011	2010	2011	2010
Projected benefit obligation	$455.1	$374.9	$331.5	$299.2	$786.6	$674.1
Accumulated benefit obligation	439.6	366.1	303.9	277.2	743.5	643.3
Fair value of plan assets	336.4	321.8	341.9	339.5	678.3	661.3

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2011	2010
Projected benefit obligation	$616,411	$414,492
Accumulated benefit obligation	580,977	400,674
Fair value of plan assets	448,205	338,501

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost
Service cost	$11,710	$11,417	$10,370	$121	$114	$106
Interest cost	38,163	36,301	35,722	588	745	891
Expected return on plan assets	(50,620)	(43,793)	(37,312)	—	—	—
Amortization of prior service cost	421	451	530	(236)	—	—
Amortization of net (gain) loss	6,733	6,985	8,357	(110)	(175)	(514)
Settlement costs	—	2,614	172	—	—	—
Special termination benefits	—	52	428	—	—	—
Net periodic benefit cost	$6,407	$14,027	$18,267	$363	$684	$483

The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $19.2 million and $0.4 million, respectively. The estimated net gain and prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.2 million, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2011	2010	2009	2011	2010	2009
U.S. Plans:
Discount rate	5.00%	5.80%	6.10%	4.25%	4.75%	5.30%
Rate of compensation increase	3.50%	3.50%	3.65%
Non-U.S. Plans:
Discount rate	4.56%	5.40%	5.76%
Rate of compensation increase	3.89%	3.74%	3.72%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2011	2010	2009	2011	2010	2009
U.S. Plans:
Discount rate	5.80%	6.10%	6.75%	4.25%	5.30%	7.00%
Expected rate of return on plan assets	8.25%	8.25%	8.75%
Rate of compensation increase	3.50%	3.65%	3.91%
Non-U.S. Plans:
Discount rate	5.40%	5.76%	6.40%
Expected rate of return on plan assets	7.01%	7.13%	7.25%
Rate of compensation increase	3.74%	3.72%	3.62%

PART II / ITEM 8

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

In the U.S., the 8.25% expected rate of return on assets assumption for 2011 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2011, the actual asset allocation for the U.S. plan was 48% equity securities, 23% fixed income securities, 20% alternative assets, and 9% cash and cash equivalents.

For the non-U.S. Plans, the 7.01% expected rate of return on assets assumption for 2011 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2011, the actual weighted average asset allocation for the non-U.S. plans was 48% equity securities, 47% fixed income securities, 3% alternative assets/other, and 2% cash and cash equivalents.

The assumed health care cost trend rates are as follows:

December 31,	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$44	$(40)
Effect on postretirement benefit obligation	707	(651)

Plan Assets

The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

		Actual Allocation
Asset Category December 31,	Target Allocation	2011	2010
Equity securities	40%-60%	48%	54%
Fixed income securities	25%-45%	35%	32%
Alternative assets/Other	0%-25%	12%	12%
Money market	0%-5%	5%	2%

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

Equity securities include Crane Co. common stock, which represents 5% and 4% of plan assets at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$38,084	$—	$—	$38,084
Common Stocks
Actively Managed U.S. Equities	93,869	—	—	93,869
Fixed Income Bonds and Notes	—	25,485	—	25,485
Commingled and Mutual Funds
U.S. Equity Funds	—	26,322	—	26,322
Non-U.S. Equity Funds	—	198,655	—	198,655
U.S. Fixed Income, Government and Corporate	—	33,810	—	33,810
U.S. Tactical Allocation Balanced Fund	—	16,455	—	16,455
Non-U.S. Fixed Income, Government and Corporate	—	159,611	—	159,611
International Balanced Funds	—	8,223	—	8,223
Alternative Investments
Hedge Funds	—	67,967	—	67,967
International Property Funds	—	9,011	—	9,011
Annuity Contract	—	758	—	758
Total Fair Value	$131,953	$546,297	$—	$678,250

In 2011, assets valued at $16 million were transferred from Level 3 to Level 2 due to the expiration of a restriction on fund redemptions.

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2011 is presented below:

Asset Category (dollars in thousands)	Hedge Funds
Balance at January 1, 2011	17,169
Total Realized and Unrealized Gains/Losses	(1,498)
Purchases, Sales, Settlements Transfers in or out of Level 3	(15,671)
Balance at December 31, 2011	—

The fair value of the Company’s pension plan assets at December 31, 2010, by asset category are as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$11,862	$—	$—	$11,862
Common Stocks
Actively Managed U.S. Equities	97,117	—	—	97,117
Fixed Income Bonds and Notes	—	23,579	—	23,579
Commingled and Mutual Funds
U.S. Equity Funds	—	25,954	—	25,954
Non-U.S. Equity Funds	—	228,551	—	228,551
U.S. Fixed Income, Government and Corporate	—	41,787	—	41,787
Non-U.S. Fixed Income, Government and Corporate	—	145,811	—	145,811
International Balanced Funds	—	6,017	—	6,017
Alternative Investments
Hedge Funds	—	54,380	17,169	71,549
International Property Funds	—	8,347	—	8,347
Annuity Contract	—	745	—	745
Total Fair Value	$108,979	$535,171	$17,169	$661,319

In 2010, assets valued at $111 million were transferred from Level 1 to Level 2 due to a change in classification methodology.

Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2010 is presented below:

Asset Category (dollars in thousands)	Hedge Funds
Balance at January 1, 2010	$14,885
Total Realized and Unrealized Gains/(Losses)	2,284
Purchases, Sales, Settlements Transfers in or out of Level 3	—
Balance at December 31, 2010	$17,169

PART II / ITEM 8

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2011:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$28,241	12 Months	None	None	90 days written
Evanston Capital Management(a)	$24,055	12 Months	None	None	65 days written
Strategic Value Fund(b)	$15,671	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$26,322	immediate	None	None	None
Non-US Equity Funds(d)	$198,655	immediate	None	None	None
Non US Fixed Income, Gov’t and Corp.(e)	$159,611	immediate	None	None	None
International Property Funds(f)	$9,011	immediate	None	None	None
International Balanced Funds(g)	$8,223	immediate	None	None	None
US Government and Corporate Fixed Income(h)	$33,810	immediate	None	None	None
US Tactical Allocation Balanced Fund(i)	$16,455	immediate	None	None	None

*	The fair values of the investments have been estimated using the net asset value of the investment
(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities
(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation
(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks
(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks
(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks
(f)	These funds invest in real property outside the U.S.
(g)	These funds invest in a pre defined mix of U.S. equity and non U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes
(g)	These funds invest in a blend of equities, fixed income, cash and property outside the U.S. and seek to outperform a similarly weighted index
(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index
(i)	These funds invest in global bonds, global stocks, real estate and commodities and seek to outperform U.S. inflation by 5% over a market cycle

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2010:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$29,664	12 Months	None	None	90 days written
Evanston Capital Management(a)	$24,716	12 Months	None	None	60 days written
Strategic Value Fund(b)	$17,169	12 Months	None	**	90 days written
U.S. Equity Funds(c)	$25,954	Immediate	None	None	None
Non-U.S. Equity Funds(d)	$228,551	Immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate(e)	$145,811	Immediate	None	None	None
International Property Funds(f)	$8,347	Immediate	None	None	None
International Balanced Funds(g)	$6,017	Immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$41,787	Immediate	None	None	None

*	The fair values of the investments have been estimated using the net asset value of the investment
**	This fund is an alternative investment and withdrawals are not permitted until September 2011
(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities
(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation
(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks
(d)	These funds invest in equity securities outside the United States and seek to meet or exceed relative benchmarks
(e)	These funds invest in Government and Corporate fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks
(f)	These funds invest in real property outside the U.S.
(g)	These funds invest in a pre-defined mix of U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes
(h)	These funds invest in U.S. fixed income securities, government, corporate and agency, and seek to outperform the Barclay’s Capital Aggregate Index

Cash Flows  The Company expects, based on current actuarial calculations, to contribute cash of approximately $5 million to its defined benefit pension plans and $1.3 million to its other postretirement benefit plan in 2012. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.

Estimated Future Benefit Payments  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2012	$34,261	$1,275
2013	34,621	1,258
2014	36,315	1,226
2015	37,464	1,196
2016	39,188	1,179
2017-2021	223,884	5,773
Total payments	$405,733	$11,907

The Company’s subsidiaries ELDEC and Interpoint have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution is 5% of each eligible participant’s gross compensation. The contributions were $2.3 million in 2011, $2.2 million in 2010 and $2.4 million in 2009.

The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $6.6 million in 2011, $3.2 million in 2010 and $4.6 million in 2009.

In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 2% non-matching contribution to participants who are not eligible to participate in the Company-sponsored defined benefit pension plan or the ELDEC money purchase pension plan due to freezing of participation in those plans effective January 1, 2006. The Company made contributions to these plans of $2.4 million in 2011, $2.2 million in 2010 and $2.0 million in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Long-Term Debt and Notes Payable

(in thousands) December 31,	2011	2010
Long-term debt consists of:
5.50% notes due 2013	$199,753	$199,608
6.55% notes due 2036	199,161	199,128
Total Long-term debt	$398,914	$398,736
Short-term borrowings	$1,112	$984

In September 2007, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire September 26, 2012. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 145 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, (iii) a formula based on the three-month CD Rate plus 100 basis points or (iv) an adjusted LIBOR rate plus 100 basis points. The facility was not used in 2011 and was only used for letter of credit purposes in 2010 and 2009. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2011, the Company’s ratio was 33%. The Company intends to enter into an updated credit agreement prior to the expiration of the facility.

(in thousands)	As of December 31, 2011
Short-term borrowings	$1,112
Long-term debt	398,914
Total indebtedness	$400,026
Total indebtedness	$400,026
Total shareholders’ equity	813,553
Capitalization	$1,213,579
Total indebtedness to capitalization	33%

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

At December 31, 2011, the Company had open standby letters of credit of $33 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2012.

Note 8 – Fair Value of Financial Instruments

Fair value is defined in ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The provisions under ASC 820 also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

PART II / ITEM 8

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2011				December 31, 2010
(dollars in thousands)	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Fair Value
Assets:
Derivatives — foreign exchange contracts	$—	$290	$—	$290	$—	$1,610	$—	$1,610

Liabilities:
Derivatives — foreign exchange contracts	$—	$6,060	$—	$6,060	$—	$730	$—	$730

Valuation Technique — The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt was $419.0 million and $429.1 million at December 31, 2011 and 2010, respectively.

Note 9 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2011, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $155 million and $184 million as of December 31, 2011 and 2010, respectively. The settlement of derivative contracts for the years ended December 31, 2011, 2010 and 2009 resulted in a net cash outflow of $4.7 million and $10.2 million and a net cash inflow of $2.0 million, respectively, and is reported with “Total cash provided from operating activities” on the Consolidated Statements of Cash Flows.

Note 10 – Commitments and Contingencies

Leases

The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2011:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2012	$15,631	$376	$15,255
2013	11,580	307	11,273
2014	8,471	143	8,328
2015	5,997	—	5,997
2016	4,618	—	4,618
Thereafter	7,974	—	7,974
Total minimum lease payments	$54,271	$826	$53,445

Rental expense was $27.1 million, $24.6 million and $25.8 million for 2011, 2010 and 2009, respectively.

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $1.8 million as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of December 31, 2011, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Year Ended December 31,
	2011	2010	2009
Beginning claims	64,839	66,341	74,872
New claims	3,748	5,032	3,664
Settlements*	(1,117)	(1,127)	(1,024)
Dismissals	(11,059)	(6,363)	(11,171)
MARDOC claims**	2,247	956	—
Ending claims	58,658	64,839	66,341

*	Includes Earl Haupt judgment.
**	As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of December 31, 2011, pursuant to an ongoing review process initiated by the Court, 26,605 claims were permanently dismissed, 3,200 claims were restored to active status and 3 new filings in 2011 were added to active status (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”) which had been administratively dismissed upon filing in 2010. The Company expects that more of the remaining 6,648 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 58,658 pending claims as of December 31, 2011, approximately 20,800 claims were pending in New York, approximately 10,000 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 5,300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

During the fourth quarter of 2007 and the first quarter of 2008, the Company tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court, one of which, the Patrick O’Neil claim in Los Angeles, was reversed on appeal. In an opinion dated January 12, 2012, the California Supreme Court reversed the decision of the Court of Appeal and instructed the trial court to enter a judgment of nonsuit in favor of the defendants.

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

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009, the court advised that the Company’s motion was granted and judgment was entered in favor of the Company. The trial court’s ruling was affirmed on appeal by order dated August 25, 2011. The plaintiffs have appealed that ruling to the Supreme Court of California, which has accepted review of the matter.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2011, 2010 and 2009 totaled $105.5 million, $106.6 million and $110.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The

PART II / ITEM 8

Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2011, 2010 and 2009 totaled a $79.3 million net payment, $66.7 million net payment and a $55.8 million net payment (reflecting the receipt of $14.5 million in 2009 for full policy buyout from Highlands Insurance Company (“Highlands”), respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)	Year Ended December 31,
	2011	2010	2009
Settlement / indemnity costs incurred(1)	$50.2	$52.7	$58.3
Defense costs incurred(1)	55.3	53.9	51.8
Total costs incurred	$105.5	$106.6	$110.1
Settlement / indemnity payments	$55.0	$46.9	$57.3
Defense payments	56.5	54.4	52.2
Insurance receipts(2)	(32.2)	(34.6)	(53.7)
Pre-tax cash payments(2)	$79.3	$66.7	$55.8

(1)	Before insurance recoveries and tax effects.
(2)	The year ended December 31, 2009 includes a $14.5 million payment from Highlands in January 2009.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through December 31, 2011, the Company has resolved (by settlement or dismissal) approximately 84,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $330 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2011, 2010 and 2009 was $4,123, $7,036 and $4,781 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

Effects on the Consolidated Financial Statements

The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three addi-

tional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A will also show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.

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

Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quar-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

terly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, asbestosis and other non-malignant conditions) during that period. In addition to this claims experience, the Company also considers additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of HR&A and determines whether a change in the estimate is warranted.

Updating the Liability Estimate.  With the assistance of HR&A, effective as of December 31, 2011, the Company updated and extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through 2021. The Company’s previous estimate was for asbestos claims filed or projected to be filed through 2017. As a result of this updated estimate, the Company recorded an additional liability of $285 million as of December 31, 2011. The Company’s decision to take this action at such date was based on several factors which contribute to the Company’s ability to reasonably estimate this liability for the additional period noted. First, the number of mesothelioma claims (which although constituting approximately 8% of the Company’s total pending asbestos claims, have accounted for approximately 90% of the Company’s aggregate settlement and defense costs) being filed against the Company and associated settlement costs have recently stabilized. In the Company’s opinion, the outlook for mesothelioma claims expected to be filed and resolved in the forecast period is reasonably stable. Second, there have been favorable developments in the trend of case law which has been a contributing factor in stabilizing the asbestos claims activity and related settlement costs. Third, there have been significant actions taken by certain state legislatures and courts over the past several years that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claims activity. Fourth, the Company has now entered into coverage-in-place agreements with almost all of its excess insurers, which enables the Company to project a more stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers.

Taking all of these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2021. While it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2021. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2021.

Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims pro-

jected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2011 was $101 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies,

PART II / ITEM 8

the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received.

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

Many uncertainties exist surrounding asbestos litigation, and the Company will continue to evaluate its estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in the Company incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented; however, the Company is currently unable to estimate such future changes and, accordingly, while it is probable that the Company will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably determined beyond 2021. Although the resolution of these claims may take many years, the effect on the results of operations, financial position and cash flow in any given period from a revision to these estimates could be material.

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2011 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. As of December 31, 2009 and 2010 the liability estimate was $53.8 million $40.5 million, respectively. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with our advisors, to further address the migration of the contaminant plume. As a result, the Company has recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $66.0 million as of December 31, 2011, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that upon completing the supplemental remediation investigation and feasibility study and reaching a final work plan in or before 2016, an adjustment to the Company’s liability estimate may be necessary to account for the agreed upon additional work as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2016 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2011, the Company has recorded a receivable of $13.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010, and that GD-OTS is awaiting FWS approval for certain limited additional investigation. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. The draft remedial investigation, and revised human health risk assessment and baseline ecological risk reports are currently under review by FWS and GD-OTS respectively. A revised draft remedial investigation report was submitted in late December 2011. Completion of the feasibility study deliverables is projected for January 2013. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined

PART II / ITEM 8

citing the absence of certain necessary parties as well as an underdeveloped environmental record. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed before the end of 2012. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties are engaged in pre-trial discovery. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of December 31, 2011, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

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

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The case is expected to be tried in the Spring of 2012. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a material effect on the Company’s results of operations and cash flows in the periods affected. As of December 31, 2011, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other law-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material impact on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and cash flows for that period.

Note 11 – Acquisitions and Divestitures

Acquisitions are accounted for in accordance with the guidance for business combinations. Accordingly, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required. See Note 1 for further details on the purchase price allocation to goodwill and intangible assets.

In July 2011, the Company completed the acquisition of WTA, a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million and will be integrated into the Company’s Fluid Handling segment. In connection with the WTA acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the third quarter of 2011 and resulted in current assets of $8 million; property, plant, and equipment of $12 million; identified intangible assets of $9 million, which primarily consist of customer relationships; goodwill of $12 million; and current liabilities of $4 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to significantly strengthen and broaden the Company’s portfolio by providing valves with zero fugitive emissions used in severe service applications. The goodwill from this acquisition is deductible for tax purposes. The pro forma impact of this acquisition on the Company’s 2011, 2010 and 2009 results of operations was not material.

During 2010, the Company completed two acquisitions at a total cost of $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $51 million. The pro forma impact of these acquisitions on the Company’s 2011, 2010 and 2009 results of operations was not material.

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

Note 12 – Stock-Based Compensation Plans

The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. The Stock Incentive Plan is used to provide long-term incentive compensation through stock options, restricted share units and performance-based restricted share units.

PART II / ITEM 8

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). Options granted prior to January 29, 2007, become exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year and are subject to forfeiture restrictions.

The Company determines the fair value of each grant using the Black-Scholes option pricing model. The following weighted-average assumptions for grants made during the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Dividend yield	2.23%	2.68%	4.84%
Volatility	41.06%	40.37%	34.74%
Risk-free interest rate	1.79%	2.20%	1.79%
Expected lives in years	4.29	4.29	4.20

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

Activity in the Company’s stock option plans for the year ended December 31, 2011 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2011	4,309	$30.10
Granted	1,044	43.99
Exercised	(1,543)	30.15
Canceled	(192)	33.18
Options outstanding at December 31, 2011	3,618	$33.92	3.52
Options exercisable at December 31, 2011	1,413	$32.00	2.35

The weighted-average fair value of options granted during 2011, 2010 and 2009 was $13.36, $9.44 and $3.45, respectively. The total fair value of shares vested during 2011, 2010 and 2009 was $6.0 million, $4.0 million and $4.9 million, respectively. The total intrinsic value of options exercised during 2011, 2010 and 2009 was

$24.9 million, $14.1 million and $0.5 million, respectively. The total cash received from these option exercises was $30.8 million, $26.4 million and $2.4 million, respectively, and the tax benefit/(shortfall) realized for the tax deductions from option exercises and vesting of restricted stock was $6.1 million, 3.3 million and $($0.4) million, respectively. The aggregate intrinsic value of exercisable options was $20.8 million, $21.0 million and $9.1 as of December 31, 2011, 2010 and 2009, respectively.

Restricted stock and restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of Performance-based restricted share units is determined in three years based on relative total shareholder return for Crane Co. compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 175% but capped at 100% if the Company’s three-year total shareholder return is negative.

Included in the Company’s share-based compensation was expense recognized for its restricted stock, restricted share unit and performance-based restricted share unit awards of $8.1 million, $7.2 million and $4.8 million in 2011, 2010 and 2009, respectively. Changes in the Company’s restricted stock and restricted share units for the year ended December 31, 2011 were as follows:

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units at January 1, 2011	695	$29.91
Restricted Stock vested	(85)	36.88
Restricted Stock forfeited	(4)	41.34
Restricted Share Units granted	121	43.88
Restricted Share Units vested	(124)	26.51
Restricted Share Units forfeited	(27)	31.71
Performance-based Restricted Share Units granted	81	46.09
Performance-based Restricted Share Units forfeited	(3)	46.09
Restricted Stock and Restricted Share Units at December 31, 2011	654	$34.07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Information

The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has five reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls. In accordance with ASC Topic 280, “Segment Reporting”, for purposes of segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to the Company’s asbestos liability and its legacy environmental liabilities, as such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before asbestos and environmental charges” consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

Financial information by reportable segment is set forth below:

(in thousands)	2011	2010	2009
Aerospace & Electronics
Net sales — outside(a)	$677,663	$577,164	$590,118
Operating profit(b)	145,624	109,228	95,916
Assets	514,240	498,775	435,807
Goodwill	203,516	202,481	185,975
Capital expenditures	15,049	7,756	6,717
Depreciation and amortization	15,635	15,804	11,299
Engineered Materials
Net sales — outside	$220,071	$212,280	$172,080
Operating profit(c)	29,754	30,143	19,657
Assets	245,350	255,340	261,796
Goodwill	171,489	171,491	171,528
Capital expenditures	1,840	1,052	1,137
Depreciation and amortization	7,959	8,090	8,104
Merchandising Systems
Net sales — outside	$373,907	$298,040	$292,636
Operating profit(d)	30,337	16,729	21,122
Assets	408,857	419,704	296,856
Goodwill	197,719	197,453	164,306
Capital expenditures	4,652	3,490	5,631
Depreciation and amortization	15,283	11,811	12,929
Fluid Handling
Net sales — outside	$1,154,135	$1,019,940	$1,049,963
Operating profit(e)	152,066	122,590	132,211
Assets	909,265	829,523	832,176
Goodwill	220,111	210,695	212,012
Capital expenditures	12,097	7,622	14,225
Depreciation and amortization	19,003	18,534	19,751
Controls
Net sales — outside	$120,091	$110,512	$91,929
Operating profit (loss)(f)	14,658	5,843	(4,391)
Assets	64,162	66,744	70,073
Goodwill	27,990	28,165	28,157
Capital expenditures	664	523	449
Depreciation and amortization	3,270	3,726	4,134

(a)	Includes $18,880 in 2009 from a settlement claim with Boeing and GE Aviation LLC related to the Company’s brake control system
(b)	Includes restructuring charges of $269 and $2,723 in 2010 and 2009, respectively and $16,360 in 2009 from the above mentioned settlement claim
(c)	Includes restructuring charges of $238 and $77 in 2010 and 2009, respectively.
(d)	Includes $1,276 of transaction costs associated with the acquisition of Money Controls and restructuring charges of $3,224 in 2010 and restructuring gains of $2,569 in 2009
(e)	Includes restructuring charges of $2,964 and $4,646 in 2010 and 2009, respectively.
(f)	Includes restructuring gains of $19 in 2010 and restructuring charges of $367 in 2009.

PART II / ITEM 8

Information by industry segment (continued):

(in thousands)	2011	2010	2009
TOTAL NET SALES	$2,545,867	$2,217,825	$2,196,343
Operating profit (loss)
Reporting segments	$372,439	$284,533	$264,515
Corporate — before asbestos and environmental charges	(58,201)	(49,371)	(56,246)
Corporate expense — asbestos charge	(241,647)	—	—
Corporate expense — environmental charges	(30,327)	—	—
TOTAL OPERATING PROFIT	$42,264	$235,162	$208,269
Interest income	1,635	1,184	2,820
Interest expense	(26,255)	(26,841)	(27,139)
Miscellaneous — net	2,810	1,424	976
INCOME BEFORE INCOME TAXES	$20,454	$210,929	$184,926
Assets
Reporting segments	$2,141,874	$2,070,086	$1,896,708
Corporate	701,657	636,611	816,190
TOTAL ASSETS	$2,843,531	$2,706,697	$2,712,898
Goodwill
Reporting segments	$820,824	$810,285	$761,978
Capital expenditures
Reporting segments	$34,302	$20,443	$28,159
Corporate	435	590	187
TOTAL CAPITAL EXPENDITURES	$34,737	$21,033	$28,346
Depreciation and amortization
Reporting segments	$61,151	$57,965	$56,217
Corporate	1,792	1,876	1,987
TOTAL DEPRECIATION AND AMORTIZATION	$62,943	$59,841	$58,204

Information by geographic segments follows:

(in thousands)	2011	2010	2009
Net sales*
United States	$1,465,160	$1,319,793	$1,322,433
Canada	271,825	248,380	227,091
Europe	656,816	531,037	544,561
Other international	152,066	118,615	102,258
TOTAL NET SALES	$2,545,867	$2,217,825	$2,196,343
Assets*
United States	$1,203,644	$1,110,668	$998,827
Canada	211,663	259,957	288,793
Europe	615,200	435,406	422,844
Other international	111,367	264,055	186,244
Corporate	701,657	636,611	816,190
TOTAL ASSETS	$2,843,531	$2,706,697	$2,712,898

*	Net sales and assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Quarterly Results for the Year (Unaudited)

(in thousands, except per share data) For year ended December 31,			First			Second			Third			Fourth	Year
2011
Net sales			$611,020			$643,773			$659,456			$631,618	$2,545,867
Cost of sales			397,850			423,041			436,437			425,765	$1,683,093
Gross profit			213,170			220,732			223,019			205,853	862,774
Operating profit			72,860			79,943			82,116	(a	)	(192,655)	42,264
Net income attributable to common shareholders			48,467			50,437			52,540	(b	)	(125,129)	26,315
Earnings per basic share			0.83			0.87			0.91			(2.16)	0.45
Earnings per diluted share			0.81			0.85			0.89			(2.16)	0.44
2010
Net sales			$530,291			$552,814			$560,714			$574,006	$2,217,825
Cost of sales			352,271			361,779			373,171			385,381	1,472,602
Gross profit			178,020			191,035			187,543			188,625	745,223
Operating profit	(c	)	53,280	(e	)	65,304	(g	)	62,879	(i	)	53,699	235,162
Net income attributable to common shareholders	(d	)	33,234	(f	)	40,041	(h	)	41,507	(j	)	39,388	154,170
Earnings per basic share			0.57			0.68			0.71			0.67	2.63
Earnings per diluted share			0.56			0.67			0.70			0.66	2.59

(a)	Includes a $241,647 asbestos provision and a $30,327 environmental provision.
(b)	Includes the impact of item ( a ) cited above, net of tax.
(c)	Includes $135 of restructuring charges
(d)	Includes the impact of item ( c ) cited above, net of tax.
(e)	Includes $885 of restructuring charges
(f)	Includes the impact of item ( e ) cited above, net of tax.
(g)	Includes $415 of restructuring charges
(h)	Includes the impact of item ( g ) cited above, net of tax.
(i)	Includes $7,841 of restructuring charges and $1,276 of transaction costs associated with the acquisition of Money Controls.
(j)	Includes the impact of item ( i ) cited above, net of tax and a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls.

PART II / ITEM 9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.

Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2011. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Crane Co.

Stamford, CT

We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures appearing in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 27, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche

Stamford, CT

February 27, 2012

Item 9B. Other Information.

None

PART III / ITEM 10

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2012 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 9, 2012 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2012 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2012 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2012.

As of December 31, 2011:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2009 Stock Incentive Plan (and predecessor plans)	3,484,258	$33.85	3,705,110
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	133,333	35.77	498,534
Equity compensation plans not approved by security holders	—	—	—
Total	3,617,591	$33.92	4,203,644

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2012 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2012.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2012 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 9, 2012.

PART IV / ITEM 15

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Consolidated Financial Statements:

(b) Exhibits

Exhibit No.	Description
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)	The Company’s Certificate of Incorporation, as amended on May 25, 1999 (incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

(3)(b)	Company’s bylaws as amended on January 26, 2009. (incorporated by reference to Exhibit 3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

(4)(a)	Instruments Defining the Rights of Security Holders:

1)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

2)	Amended and Restated Credit Agreement dated as of September 26, 2007, among Crane Co., the borrowing subsidiaries party hereto, JP Morgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Citibank, N.A., and the Bank of New York as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 26, 2007).

3)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 16, 2008 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008).

(4)(b)	Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(10)	Material Contracts:

(iii)	Compensatory Plans

(a)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

PART III / ITEM 15

(b)	The employment agreement with Eric C. Fast (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

(c)	The Crane Co. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(d)	Agreement between the Company and Robert S. Evans dated January 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

(e)	The Crane Co. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(f)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006).

(g)	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Agreements in this form have been entered into with the following executive officers: Messrs, duPont, Fast, Krawitt, Maue, Mitchell, Pantaleoni and Perlitz and Ms. Kopczick.

(h)	Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Agreements in this form have been entered into with the following executive officers: Messrs. Baron, Bender, Craney, Ellis, Salovaara and Switter.

(i)	Form of Indemnification Agreement (incorporated by reference to Exhibit 10 (iii) (l) to the Company’s Annual Report on Form 10-K). Agreements in this form have been entered into with each director and executive officer of the Company.

(j)	Time Sharing Agreement effective as of January 30, 2007, between the Company and E. C. Fast (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

(k)	2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 9, 2007).

(l)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).

(m)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(n)	EVA Incentive Compensation Plan for Operating Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(o)	The Crane Co. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 6, 2009).

(p)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).

(q)	The 2009 Crane Co. Corporate EVA Incentive Compensation Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement filed on March 6, 2009).

(r)	Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Signatures

Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

By	/s/ E.C. FAST
E.C. Fast President, Chief Executive Officer and Director Date 2/27/12

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Officers

By	/s/ E.C. FAST	By	/s/ A.L. KRAWITT	By	/s/ R.A. MAUE
	E.C. Fast President and Chief Executive Officer (Principal Executive Officer) Date 2/27/12		A.L. Krawitt Vice President, Treasurer (Principal Financial Officer) Date 2/27/12		R.A. Maue Vice President (Principal Accounting Officer) Date 2/27/12

Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By	/s/ D.G. COOK
	R.S. Evans, Chairman of the Board Date 2/27/12		E.T. Bigelow Date 2/27/12		D.G. Cook Date 2/27/12

By	/s/ K.E. DYKSTRA	By	/s/ E.C. FAST	By	/s/ R.S. FORTÉ
	K. E. Dykstra Date 2/27/12		E.C. Fast Date 2/27/12		R.S. Forté Date 2/27/12

By	/s/ D.R. GARDNER	By	/s/ P.R. LOCHNER, JR.	By	/s/ R.F. MCKENNA
	D.R. Gardner Date 2/27/12		P.R. Lochner, Jr. Date 2/27/12		R.F. McKenna Date 2/27/12

By	/s/ J.L.L. TULLIS
J.L.L. Tullis Date 2/27/12

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