Form 10-Q
period 2012-03-31
CRANE CO /DE/
filed 2012-05-04
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2012

Common stock, $1.00 Par Value – 58,811,258 shares

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net sales	$657,879	$611,020

Operating costs and expenses:
Cost of sales	437,471	397,850
Selling, general and administrative	140,848	140,310

Operating profit	79,560	72,860

Other income (expense):
Interest income	395	290
Interest expense	(6,711)	(6,622)
Miscellaneous—net	(347)	3,625

	(6,663)	(2,707)

Income before income taxes	72,897	70,153
Provision for income taxes	21,101	21,775

Net income before allocation to noncontrolling interests	51,796	48,378
Less: Noncontrolling interest in subsidiaries' earnings (losses)	134	(89)

Net income attributable to common shareholders	$51,662	$48,467

Earnings per basic share	$0.89	$0.83

Earnings per diluted share	$0.88	$0.81

Average basic shares outstanding	57,889	58,330
Average diluted shares outstanding	58,880	59,552
Dividends per share	$0.26	$0.23

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net income before allocation to noncontrolling interests	$51,796	$48,378
Other comprehensive income, net of tax
Currency translation adjustment	19,388	30,441
Changes in pension and postretirment plan assets and benefit obligation, net of tax benefit	3,429	1,197

Other comprehensive income	22,817	31,638

Comprehensive income before allocation to noncontrolling interests	74,613	80,016
Less: Noncontrolling interest in comprehensive income (loss)	160	(9)

Comprehensive income attributable to common shareholders	$74,453	$80,025

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	March 31, 2012	December 31, 2011
Assets

Current assets:

Cash and cash equivalents	$195,860	$245,089

Accounts receivable, net	404,418	349,250

Current insurance receivable—asbestos	16,345	16,345

Inventories, net:
Finished goods	113,375	105,442
Finished parts and subassemblies	36,350	35,100
Work in process	75,954	74,608
Raw materials	142,816	145,539

Inventories, net	368,495	360,689

Current deferred tax asset	48,578	46,664

Other current assets	15,514	14,195

Total current assets	1,049,210	1,032,232

Property, plant and equipment:
Cost	815,619	802,057
Less: accumulated depreciation	531,330	517,911

Property, plant and equipment, net	284,289	284,146

Long-term insurance receivable—asbestos	204,929	208,952

Long-term deferred tax assets	254,104	265,849

Other assets	87,692	85,301

Intangible assets, net	143,472	146,227

Goodwill	826,717	820,824

Total assets	$2,850,413	$2,843,531

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2012	December 31, 2011
Liabilities and equity

Current liabilities:
Short-term borrowings	$794	$1,112
Accounts payable	184,319	194,158
Current asbestos liability	100,943	100,943
Accrued liabilities	187,006	226,717
U.S. and foreign taxes on income	14,745	10,165

Total current liabilities	487,807	533,095

Long-term debt	398,958	398,914
Accrued pension and postretirement benefits	180,770	178,382
Long-term deferred tax liability	42,664	41,668
Long-term asbestos liability	770,443	792,701
Other liabilities	73,915	76,715

Total liabilities	1,954,557	2,021,475

Commitments and contingencies (Note 8)

Equity:
Preferred shares, par value $.01;
5,000,000 shares authorized	0	0
Common stock, par value $1.00;
200,000,000 shares authorized,
72,426,139 shares issued	72,426	72,426
Capital surplus	190,790	189,294
Retained earnings	1,132,524	1,095,953
Accumulated other comprehensive loss	(70,721)	(93,512)
Treasury stock	(437,826)	(450,608)

Total shareholders' equity	887,193	813,553
Noncontrolling interest	8,663	8,503

Total equity	895,856	822,056

Total liabilities and equity	$2,850,413	$2,843,531

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,327,320)	(14,811,885)

Common stock outstanding	58,098,819	57,614,254

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income attributable to common shareholders	$51,662	$48,467
Noncontrolling interest in subsidiaries' earnings (losses)	134	(89)

Net income before allocation to noncontrolling interests	51,796	48,378
Gain on divestiture	—	(4,258)
Depreciation and amortization	14,674	15,774
Stock-based compensation expense	4,007	3,503
Defined benefit plans and postretirement expense	4,991	2,749
Deferred income taxes	8,544	6,893
Cash used for working capital	(103,503)	(67,250)
Defined benefit plans and postretirement contributions	(1,183)	(4,779)
Environmental payments, net of reimbursements	(2,579)	(4,593)
Payments for asbestos-related fees and costs, net of insurance recoveries	(18,235)	(12,725)
Other	(1,319)	142

Total used for operating activities	(42,807)	(16,166)

Investing activities:
Capital expenditures	(7,165)	(8,138)
Proceeds from disposition of capital assets	172	4,553
Proceeds from divestiture	—	1,000

Total used for investing activities	(6,993)	(2,585)

Financing activities:
Equity:
Dividends paid	(15,090)	(13,474)
Reacquisition of shares on open market	—	(29,999)
Stock options exercised—net of shares reacquired	8,426	12,552
Excess tax benefit from stock-based compensation	2,947	3,952
Debt:
Net decrease in short-term debt	(318)	(76)

Total used for financing activities	(4,035)	(27,045)

Effect of exchange rates on cash and cash equivalents	4,606	6,017

Decrease in cash and cash equivalents	(49,229)	(39,779)
Cash and cash equivalents at beginning of period	245,089	272,941

Cash and cash equivalents at end of period	$195,860	$233,162

Detail of cash used for working capital:
Accounts receivable	$(50,351)	$(48,577)
Inventories	(3,318)	(22,641)
Other current assets	(1,112)	(312)
Accounts payable	(12,306)	14,023
Accrued liabilities	(41,043)	(14,509)
U.S. and foreign taxes on income	4,627	4,766

Total	$(103,503)	$(67,250)

Supplemental disclosure of cash flow information:
Interest paid	$5,980	$6,074
Income taxes paid	$4,985	$7,207

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

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

Note 2—Segment Results

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

Financial information by reportable segment is set forth below:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net sales
Aerospace & Electronics	175,168	$161,936
Engineered Materials	58,159	61,832
Merchandising Systems	87,675	94,878
Fluid Handling	301,886	264,142
Controls	34,991	28,232

Total	$657,879	$611,020

Operating profit (loss)
Aerospace & Electronics	$38,069	$34,042
Engineered Materials	8,409	10,143
Merchandising Systems	4,713	4,673
Fluid Handling	39,640	35,453
Controls	4,701	3,111
Corporate	(15,972)	(14,562)

Total	79,560	72,860

Interest income	395	290
Interest expense	(6,711)	(6,622)
Miscellaneous—net *	(347)	3,625

Income before income taxes	$72,897	$70,153

*	Primarily related to the sale of a building in the three months ended March 31, 2011.

	As of
(in thousands)	March 31, 2012	December 31, 2011
Assets
Aerospace & Electronics	$517,105	$514,240
Engineered Materials	249,429	245,350
Merchandising Systems	416,601	408,857
Fluid Handling	951,781	909,265
Controls	65,542	64,162
Corporate	649,955	701,657

Total	$2,850,413	$2,843,531

	As of
(in thousands)	March 31, 2012	December 31, 2011
Goodwill
Aerospace & Electronics	$203,571	$203,516
Engineered Materials	171,517	171,489
Merchandising Systems	200,730	197,719
Fluid Handling	222,909	220,111
Controls	27,990	27,990

Total	$826,717	$820,824

Note 3—Earnings Per Share

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

	Three Months Ended March 31,
(in thousands, except per share data)	2012	2011
Net income attributable to common shareholders	$51,662	$48,467

Average basic shares outstanding	57,889	58,330
Effect of dilutive stock options	991	1,222

Average diluted shares outstanding	58,880	59,552

Earnings per basic share	$0.89	$0.83
Earnings per diluted share	$0.88	$0.81

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.6 million and 0.5 million average options for the first quarter of 2012 and 2011, respectively).

Note 4—Changes in Equity and Comprehensive Income

A summary of the changes in equity for the three months ended March 31, 2012 and 2011 is provided below:

	Three Months Ended March 31,
	2012			2011
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$813,553	$8,503	$822,056	$984,944	$8,086	$993,030
Dividends	(15,090)	—	(15,090)	(13,444)	—	(13,444)
Reacquisition on open market	—	—	—	(29,999)	—	(29,999)
Exercise of stock options, net of shares reacquired	7,323	—	7,323	12,599	—	12,599
Stock compensation expense	4,007	—	4,007	3,503	—	3,503
Excess tax benefit from stock based compensation	2,947	—	2,947	3,952	—	3,952
Net income (loss)	51,662	134	51,796	48,467	(89)	48,378
Other comprehensive income	22,791	26	22,817	31,558	80	31,638

Comprehensive income (loss)	74,453	160	74,613	80,025	(9)	80,016

Balance, end of period	$887,193	$8,663	$895,856	$1,041,580	$8,077	$1,049,657

The table below provides the accumulated balances for each classification of accumulated other comprehensive income, as reflected on the Condensed Consolidated Balance Sheets.

	March 31, 2012	December 31, 2011
Currency translation adjustment	$84,272	$64,910
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(154,993)	(158,422)

Accumulated other comprehensive income	$(70,721)	$(93,512)

*	Net of tax benefit of $74,744 and $76,179 for March 31, 2012 and December 31, 2011, respectively.

Note 5—Acquisitions

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

In July 2011, the Company completed the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million and has been integrated into the Company’s Fluid Handling segment. In connection with the WTA acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the third quarter of 2011 and resulted in current assets of $8 million; property, plant, and equipment of $12 million; identified intangible assets of $9 million, which primarily consist of customer relationships; goodwill of $12 million; and current liabilities of $4 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s portfolio by providing valves with zero fugitive emissions used in severe service applications. The goodwill from this acquisition is deductible for tax purposes. The pro forma impact of this acquisition on the Company’s historical results of operations was not material. See Note 6 for further details on purchase price allocation.

Note 6—Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2012, the Company had twelve reporting units.

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

Changes to goodwill are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
(in thousands)	2012	2011
Balance at beginning of period	$820,824	$810,285
Additions	—	10,900
Adjustments to purchase price allocations	—	3,932
Currency translation	5,893	(4,293)

Balance at end of period	$826,717	$820,824

For the year ended December 31, 2011, the additions to goodwill represent the initial purchase price allocation related to WTA, and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac Industries, Inc. (“Merrimac”).

Changes to intangible assets are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
(in thousands)	2012	2011
Balance at beginning of period, net of accumulated amortization	$146,227	$162,636
Additions, net of disposals	—	5,980
Amortization expense	(4,963)	(21,646)
Currency translation	2,208	(743)

Balance at end of period, net of accumulated amortization	$143,472	$146,227

For the year ended December 31, 2011, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA.

As of March 31, 2012, the Company had $143.5 million of net intangible assets, of which $30.5 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period of Finite Lived Assets (in years)
		March 31, 2012			December 31, 2011
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	17.7	$90,578	$47,025	$43,553	$89,619	$46,286	$43,333
Customer relationships and backlog	11.7	148,086	69,995	78,091	146,291	66,256	80,035
Drawings	9.5	11,824	10,617	1,207	11,824	10,423	1,401
Other	14.0	52,562	31,941	20,621	52,155	30,697	21,458

Total	14.0	$303,050	$159,578	$143,472	$299,889	$153,662	$146,227

Amortization expense for these intangible assets is currently estimated to be approximately $14.7 million in total for the remaining three quarters in 2012, $18.1 million in 2013, $16.2 million in 2014, $13.6 million in 2015, $12.1 million in 2016 and $38.3 million in 2017 and thereafter.

Note 7—Accrued Liabilities

Accrued liabilities consist of:

	March 31,	December 31,
(in thousands)	2012	2011
Employee related expenses	$63,916	$97,297
Warranty	16,734	16,379
Other	106,356	113,041

Total	$187,006	$226,717

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

	Three Months Ended March 31, 2012	Year Ended December 31, 2011

(in thousands)
Balance at beginning of period	$16,379	$19,198
Expense	1,994	6,759
Additions through acquisitions/divestitures	—	11
Payments / deductions	(1,721)	(9,545)
Currency translation	82	(44)

Balance at end of period	$16,734	$16,379

Note 8—Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of March 31, 2012, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended March 31,		Year Ended December 31,
	2012	2011	2011
Beginning claims	58,658	64,839	64,839
New claims	893	965	3,748
Settlements	(289)	(340)	(1,117)
Dismissals	(2,042)	(817)	(11,059)
MARDOC claims*	178	(1)	2,247

Ending claims	57,398	64,646	58,658

*	As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of March 31, 2012, pursuant to an ongoing review process initiated by the Court, 26,574 claims were permanently dismissed, and 3,378 claims remain active (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”). The Company expects that more of the remaining 6,504 maritime actions will be activated, or permanently dismissed, as the Court's review process continues.

Of the 57,398 pending claims as of March 31, 2012, approximately 19,400 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 5,500 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court, one of which, the Patrick O’Neil claim in Los Angeles, was reversed on appeal. In an opinion dated January 12, 2012, the California Supreme Court reversed the decision of the Court of Appeal and instructed the trial court to enter a judgment of nonsuit in favor of the defendants.

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

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs' damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company's favor notwithstanding the jury's verdict, and on June 30, 2009, the court advised that the Company's motion was granted and judgment was entered in favor of the Company. The trial court’s ruling was affirmed on appeal by order dated August 25, 2011. The plaintiffs appealed that ruling to the Supreme Court of California, which dismissed the appeal on February 29, 2012; the matter is now finally determined in the Company’s favor.

On March 23, 2010, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. The Nelson appeal is pending. The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012.

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

On March 9, 2012, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs have filed post-trial motions. The Company anticipates that it will likely appeal any judgment that may be entered on the verdict.

Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2012 and 2011 totaled $23.6 million and $27.6 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2012 and 2011 totaled a $18.2 million net payment and $12.7 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(in millions)	2012	2011	2011
Settlement / indemnity costs incurred (1)	$10.4	$16.2	$50.2
Defense costs incurred (1)	13.1	11.4	55.3

Total costs incurred	$23.6	$27.6	$105.5

Settlement / indemnity payments	$9.4	$8.5	$55.0
Defense payments	12.9	10.6	56.5
Insurance receipts	(4.0)	(6.4)	(32.2)

Pre-tax cash payments	$18.2	$12.7	$79.3

(1)	Before insurance recoveries and tax effects.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through March 31, 2012, the Company has resolved (by settlement or dismissal) approximately 87,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $340 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2011, 2010 and 2009 was $4,123, $7,036 and $4,781 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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

Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. As of March 31, 2012, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2012. A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $871 million as of March 31, 2012. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2012 was $101 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $221 million as of March 31, 2012.

The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements and the effect of any additional lump-sum payments under policy buyout agreements. Since December 2011, there have been no developments that have caused the Company to change the estimated 25% rate, although actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above.

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

The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursements, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, due to the uncertainties inherent in litigation matters, no assurances can be given regarding the outcome of any litigation, if necessary, to enforce the Company's rights under its insurance policies or settlement agreements.

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2012 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with our advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $62.4 million as of March 31, 2012, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2012, the Company has recorded a receivable of $12.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting the remedial investigation and feasibility study at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. The draft remedial investigation, and revised human health risk assessment and baseline ecological risk reports are currently under review by FWS and GD-OTS respectively. A revised draft remedial investigation report was submitted in late December 2011, and GD-OTS is awaiting comments from FWS. Submission of a final remedial investigation report is projected for late 2012. Work on interim deliverables for the feasibility study is underway, and the draft feasibility study is expected to be submitted in March

2013. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the US government to consider participation in an allocation proceeding, it is possible that an allocation proceeding may go forward beginning after submission of the final remedial investigation report in late 2012. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed before late 2013. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties are engaged in pre-trial discovery. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac's and the Company’s insurance carriers and will seek coverage for any resulting loss. As of March 31, 2012, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. The Company believes that it has valid defenses to the remaining claims alleged in these lawsuits. The trial commenced on April 12, 2012, and a verdict is expected in early May 2012. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail at trial and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a material effect on the Company’s results of operations and cash flows in the periods affected. As of March 31, 2012, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

Other Commitments

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $2.3 million as of March 31, 2012.

Note 9—Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended March 31,
	Pension Benefits		Other Postretirement Benefits
(in thousands)	2012	2011	2012	2011
Service cost	$3,495	$2,976	$29	$115
Interest cost	9,334	9,127	127	603
Expected return on plan assets	(12,830)	(11,807)	—	—
Amortization of prior service cost	100	102	(59)	(102)
Amortization of net loss (gain)	4,843	1,978	(21)	(243)
Settlements	(27)	—	—	—

Net periodic cost	$4,915	$2,376	$76	$373

The Company expects, based on current actuarial calculations, to contribute approximately $5 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012, of which $0.8 million and $0.3 million have been contributed during the first quarter of 2012, respectively. The Company contributed $47.5 million to its defined benefit plans and $1.4 million to its other postretirement benefit plans in 2011. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10—Income Taxes

The Company calculates its income tax provision in accordance with the requirements of ASC Topic 740, “Income Taxes.”

The Company’s effective tax rate of 29% for the three months ended March 31, 2012 is lower than the Company’s effective tax rate of 31% for the three months ended March 31, 2011 primarily due to a lower rate on non-U.S. earnings partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2011.

The Company’s effective tax rate for the three months ended March 31, 2012 is lower than the statutory U.S. federal tax rate primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by net U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

During the three months ended March 31, 2012, the Company’s gross unrecognized tax benefits increased by $0.4 million as a result of tax positions taken in both the current and prior periods. During the three months ended March 31, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $0.5 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three months ended March 31, 2012, the Company recognized $0.1 million of interest and penalty expense related to unrecognized tax benefits in its consolidated statement of operations. As of March 31, 2012 and December 31, 2011, the Company had accrued $0.7 million and $0.6 million, respectively, of interest and penalty expense related to unrecognized tax benefits on its consolidated balance sheet.

As of March 31, 2012, it is reasonably possible that the Company’s unrecognized tax benefits will not significantly change during the next twelve months.

The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated U.S. federal income tax returns through 2008; however, the 2008 federal income tax return of an acquired subsidiary remains open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2007. In March 2012, the German tax authorities commenced an examination of the 2006 through 2009 income tax returns of a German subsidiary of the Company. As of March 31, 2012, the Company and its subsidiaries are under examination in additional jurisdictions, including Canada (2007 through 2009), Germany (2000 through 2005), and California (2007 and 2008). The Company believes that adequate accruals have been provided for all jurisdictions’ open years.

Note 11—Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of March 31, 2012 and December 31, 2011:

(in thousands)	March 31, 2012	December 31, 2011
Long-term debt consists of:
5.50% notes due 2013	$199,789	$199,753
6.55% notes due 2036	199,169	199,161

Total long-term debt	$398,958	$398,914

Short-term borrowings	$794	$1,112

Note 12—Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2012, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $172 million and $155 million as of March 31, 2012 and December 31, 2011, respectively. The settlement of derivative contracts for the three months ended March 31, 2012 and 2011resulted in a net cash outflow of $5.8 million and a net cash inflow of $5.5 million, respectively, and is reported with “Total (used for) provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Note 13—Fair Value Measurements

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$155	$—	$155	$—	$290	$—	$290

Liabilities:
Derivatives - foreign exchange contracts	$—	$203	$—	$203	$—	$6,060	$—	$6,060

Valuation Technique—The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $415.3 million and $419.0 million at March 31, 2012 and December 31, 2011, respectively.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission and are incorporated by reference herein.

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

The global economic recovery remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, and concerns over the deepening European sovereign debt crisis. Although a slower global economy is likely, we believe we are well positioned to achieve profitable growth in 2012. We expect a combination of limited market growth and gains in market share to drive profitable growth in 2012, albeit at a reduced, year-over-year rate compared to 2011. We expect further improvements in our longer, late cycle businesses within Fluid Handling and Aerospace & Electronics while our outlook is relatively stable for our short cycle businesses (Engineered Materials and Merchandising Systems), with the potential for slight improvement in 2012. Specifically, in 2012, we expect core sales to increase 5% to 6%, sales from our acquisitions, net of divestures to increase less than 1% and unfavorable foreign exchange of 2%. In aggregate, we expect total year-over-year sales growth of 3% to 5%.

Aerospace & Electronics

In 2012, we believe market conditions in the aerospace industry will remain positive despite high fuel prices and, accordingly, we expect to achieve higher sales and profits in our Aerospace Group as we benefit from higher build rates for large commercial aircraft, new products and an expanded global sales force. In addition, we expect an increase in aftermarket sales resulting from continued commercial airline growth. We forecast reasonably stable results for our Electronics Group despite reductions in overall defense spending, as we expect growth in our commercial business, which comprises about 39% of Electronics sales, to offset a slight decline in defense related sales.

Engineered Materials

In 2012, we expect a modest increase in sales volume and operating profit in our Engineered Materials segment despite challenging end market conditions, as we leverage market share gains and benefit from new product applications.

Merchandising Systems

In 2012, we expect relatively flat sales for our Merchandising Systems segment, reflecting modest core growth offset by unfavorable foreign exchange translation. Operating profit is expected to improve led by productivity initiatives across the segment. In Payment Solutions, despite headwinds in the first half of 2012 related to the German gaming market, we expect sales to increase modestly due to a gradual improvement in market demand for new products. In Vending Solutions, we expect revenue to remain close to 2011 levels, reflecting continued economic uncertainty.

Fluid Handling

For 2012, in our Fluid Handling segment, we expect further sales growth and margin improvement over 2011 levels led by a continuing recovery in our Energy and ChemPharma business units, which are positioned to benefit from exposure to their late cycle end markets and an expanded sales force. We expect unfavorable foreign exchange translation to partially offset core sales growth in 2012. We also expect to see continued improvement in both our MRO and project business. Refining quote activity is improving in both the U.S. and the Middle East, and we expect this trend to continue in 2012. Market conditions in Europe have stabilized since the fourth quarter of 2011, but remain somewhat depressed, reflecting economic uncertainty. Demand from global power markets has softened, with some customers delaying delivery dates.

Controls

In our Controls segment, we anticipate further growth in the oil and gas, transportation and industrial end markets which should result in higher sales and operating profit in 2012.

Results from Operations – Three Month Periods Ended March 31

All comparisons below refer to the first quarter 2012 versus the first quarter 2011, unless otherwise specified.

First quarter of 2012 compared with first quarter of 2011

	First Quarter		Change
(dollars in millions)	2012	2011	$	%
Net sales	$657.9	$611.0	$46.9	7.7
Operating profit	79.6	72.9	6.7	9.2
Operating margin	12.1%	11.9%
Other income (expense):
Interest income	0.4	0.3	0.1	36.2
Interest expense	(6.7)	(6.6)	(0.1)	(1.3)
Miscellaneous—net	(0.3)	3.6	(4.0)	NM

	(6.7)	(2.7)	(4.0)	(146.1)

Income before income taxes	72.9	70.2	2.7	3.9
Provision for income taxes	21.1	21.8	(0.7)	(3.1)

Net income before allocation to noncontrolling interests	51.8	48.4	3.4	7.1
Less: Noncontrolling interest in subsidiaries’ earnings (losses)	0.1	(0.1)	0.2	250.6

Net income attributable to common shareholders	51.7	48.5	$3.2	6.6

First quarter 2012 sales increased $46.9 million, or 7.7% compared to the first quarter of 2011. Core business sales for the first quarter increased approximately $47.9 million, or 7.8%. Sales also increased $4.4 million, due to the net impact of divestitures and acquisitions. The impact of currency translation decreased reported sales by approximately $5.4 million as the U.S. dollar strengthened against other major currencies in the first quarter of 2012 compared to the first quarter of 2011. Net sales related to operations outside the U.S. were 40.9% and 41.1% of total net sales for the quarters ended March 31, 2012 and 2011, respectively.

Operating profit was $79.6 million in the first quarter 2012 compared to $72.9 million in the same period of 2011. The increase in operating profit reflected improved performance in our Fluid Handling, Aerospace & Electronics and Controls segments. Operating profit margins were 12.1% in the first quarter of 2012, compared to 11.9% in the comparable period in 2011.

Miscellaneous – net decreased by $4.0 million in the first quarter 2012 compared to the same period of 2011. The decrease primarily reflected the absence of a net gain primarily associated with the sale of a building in Ontario, Canada in 2011 and the divestiture of a small product line.

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

Our effective tax rate of 29% for the three months ended March 31, 2012 is lower than our effective rate of 31% for the three months ended March 31, 2011 primarily due to a lower rate on non-U.S. earnings partially offset by the statutory expiration of the U.S. federal research tax credit as of December 31, 2011.

Segment Results

Aerospace & Electronics

	First Quarter
(dollars in millions)	2011	2010	Change
Sales	$175.2	$161.9	$13.2	8.2%
Operating profit	$38.1	$34.0	$4.0	11.8%
Operating margin	21.7%	21.0%

The first quarter 2012 sales increase of $13.2 million reflected sales increases of $10.2 million and $3.0 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $4.0 million, or 11.8%, in the first quarter of 2012 when compared to the same period in the prior year, driven by strong sales growth and margin improvement in the Aerospace Group which more than offset a decrease in the Electronics Group.

Aerospace Group sales of $108.9 million increased $10.2 million, or 10.4%, from $98.6 million in the prior year period. The increase was due to higher original equipment manufacturers (“OEM”) product sales of 13.7% and higher aftermarket product sales of 5.7%. The OEM sales increase reflects higher commercial product sales associated with business jets and large aircraft while sales associated with regional aircraft grew only slightly. The aftermarket sales increase reflects higher commercial repair and overhaul product sales. During the first quarter of 2012, sales to OEMs and sales to aftermarket customers were 60.8% and 39.2%, respectively, of total sales, compared to 59.1% and 40.9%, respectively, in the same period last year. Aerospace operating profit increased by $5.0 million in the first quarter of 2012, compared to the first quarter of 2011, primarily due to leverage on the higher sales volume.

Electronics Group sales of $66.3 million increased $3.0 million, or 4.7%, from $63.3 million in the prior year period reflecting higher sales of our Custom Power Solutions products. Operating profit decreased $1.0 million compared to the first quarter of 2011, primarily reflecting a change in the product mix.

The Aerospace & Electronics segment backlog was $437.8 million at March 31, 2012, compared with $410.8 million at December 31, 2011 and $454.6 million at March 31, 2011.

Engineered Materials

	First Quarter
(dollars in millions)	2012	2011	Change
Sales	$58.2	$61.8	$(3.7)	(5.9%)
Operating profit	8.4	10.1	$(1.7)	(17.1%)
Operating margin	14.5%	16.4%

First quarter 2012 sales of $58.2 million decreased $3.7 million, or 5.9%, reflecting lower sales to our transportation-related customers and RV manufacturers, slightly offset by an increase in sales to our building products customers. We experienced an 18.9% sales decrease to our transportation-related customers, reflecting slower acceptance of new products and a reduction in market share due to competitive conditions. Sales to our traditional RV manufacturers decreased by 3.3% reflecting lower OEM shipments to RV dealers as RV OEMs are cautious about retail customer demand, particularly in light of high gasoline prices. Sales to our building products customers increased by 2.5% aided by market share increases and new product sales. Operating profit in the first quarter of 2012 decreased $1.7 million, or 17.1%, primarily as a result of lower sales.

The Engineered Materials segment backlog was $11.1 million at March 31, 2012, compared with $11.1 million at December 31, 2011 and $13.8 million at March 31, 2011.

Merchandising Systems

	First Quarter
(dollars in millions)	2012	2011	Change
Sales	$87.7	$94.9	$(7.2)	(7.6%)
Operating profit	$4.7	$4.7	$0.0	0.9%
Operating margin	5.4%	4.9%

First quarter 2012 sales decreased $7.2 million, or 7.6%, reflecting a core sales decrease of $6.2 million, or 6.6%, and unfavorable foreign currency translation of $1.0 million, or 1.0%. We experienced lower sales in our Payment Solutions business, and to a lesser extent in our Vending Solutions business, particularly in Europe. The decline in Payment Solutions is primarily related to German legislation which began to negatively impact a portion of our gaming-related sales in the second half of 2011. Operating profit was generally flat, in the first quarter of 2012, reflecting solid productivity gains and the absence of a non-recurring purchase accounting charge of $1.7 million associated with our Money Controls acquisition in 2011 which offset the impact of lower sales and the costs to settle a lawsuit in 2012.

The Merchandising Systems segment backlog was $30.0 million at March 31, 2012, compared with $15.2 million at December 31, 2011 and $25.0 million at March 31, 2011.

Fluid Handling

	First Quarter
(dollars in millions)	2012	2011	Change
Sales	$301.9	$264.1	$37.7	14.3%
Operating profit	$39.6	$35.5	$4.2	11.8%
Operating margin	13.1%	13.4%

First quarter 2012 sales increased $37.7 million, or 14.3%, including an increase in core sales of $37.4 million, or 14.2%, and a sales increase resulting from the acquisition of WTA of $4.4 million, or 1.7%, slightly offset by unfavorable foreign currency exchange of $4.1 million, or 1.6%. The core sales performance reflected sales growth in our later, long cycle Energy and ChemPharma businesses due to strong demand in the North America chemical industry as well as generally higher sales in the remaining businesses across the segment. Operating profit in the first quarter of 2012 increased $4.2 million reflecting the higher sales which more than offset throughput inefficiencies and higher manufacturing costs in certain European manufacturing operations.

The Fluid Handling segment backlog was $337.5 million at March 31, 2012, compared with $313.8 million at December 31, 2011 and $305.3 million at March 31, 2011.

Controls

	First Quarter
(dollars in millions)	2012	2011	Change
Sales	$35.0	$28.2	$6.8	23.9%
Operating profit	$4.7	$3.1	$1.6	51.1%
Operating margin	13.4%	11.0%

The first quarter 2012 sales increase of $6.8 million, or 23.9%, reflected improvement in industrial, transportation and upstream oil and gas related demand. Operating profit increased $1.6 million, or 51.1%, reflecting the leverage on the higher sales.

The Controls segment backlog was $29.8 million at March 31, 2012, compared with $27.1 million at December 31, 2011 and $24.1 million at March 31, 2011.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.

Cash and cash equivalents decreased by $49 million to $196 million at March 31, 2012 compared with $245 million at December 31, 2011. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility, are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding, as of March 31, 2012, under our five-year $300 million Amended and Restated Credit Agreement, which expires in September 2012. We expect to enter into an updated credit agreement in the second quarter of this year. Also, there are no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

We have approximately $196 million of cash held by our non-U.S. subsidiaries as of March 31, 2012, which is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.

Operating Activities

Cash used for operating activities was $42.8 million in the first three months of 2012, an increase of $26.6 million compared to the first three months of 2011. The increase resulted primarily from higher working capital requirements to support improving sales trends, partially offset by higher earnings. Net asbestos-related payments in the first three months of 2012 and 2011 were $18.2 million and $12.7 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash provided by divestitures of businesses or assets. Cash used for investing activities was $7.0 million in the first three months of 2012, compared to $2.6 million used in the comparable period of 2011. The increase of cash used for investing activities was primarily due to the absence of proceeds received from the sale of a building in Ontario, Canada, in 2011. This was partially offset by a decline in capital spending of $0.9 million to $7.2 million in the first quarter of 2012 compared to $8.1 million in the first quarter of 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $40 million in 2012.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $4.0 million during the first three months of 2012 compared to $27.0 million used during the first three months of 2011. The decrease of cash used for financing activities during the first three months of 2012 was driven by dividends paid of $15.1 million, partially offset by net proceeds received from employee stock option exercises of $8.4 million. The first three months of 2011 included a repurchase of 634,900 shares of our common stock at a cost of $30 million.

Recent Accounting Pronouncements

Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Information Relating to Forward-Looking Statements,” in Part I – Item 2 of this Quarterly Report on Form 10-Q and in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share	Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31, 2012	—	$—	—	—
February 1-29, 2012			—	—
March 1-31, 2012			—	—

Total	—		—	—

The table above only relates to the open-market repurchases of our common stock during the quarter. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

Exhibit 10.1	Crane Co. 2009 Non-Employee Director Compensation Plan, as amended and restated February 27, 2012

Exhibit 10.2	Amendment, dated February 27, 2012, to Agreement between the Company and Robert S. Evans dated January 24, 2010, previously filed as Exhibit 101 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date May 4, 2012	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date May 4, 2012	By	/s/ Richard A. Maue
Richard A. Maue
Vice President,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Crane Co. 2009 Non-Employee Director Compensation Plan, as amended and restated February 27, 2012

Exhibit 10.2	Amendment, dated February 27, 2012, to Agreement between the Company and Robert S. Evans dated January 24, 2010, previously filed as Exhibit 101 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.