Form 10-Q
period 2012-06-30
CRANE CO /DE/
filed 2012-08-03
CIK 25445

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

The number of shares outstanding of the issuer’s classes of common stock, as of July 27, 2012

Common stock, $1.00 Par Value – 57,352,872 shares

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$657,686	$633,189	$1,303,299	$1,233,478
Operating costs and expenses:
Cost of sales	436,095	415,985	865,717	806,764
Selling, general and administrative	137,467	138,353	275,161	276,427
Restructuring charges	14,747	—	14,747	—

Operating profit from continuing operations	69,377	78,851	147,674	150,287

Other income (expense):
Interest income	454	389	849	679
Interest expense	(6,785)	(6,429)	(13,496)	(13,051)
Miscellaneous - net	(351)	(290)	(698)	3,335

	(6,682)	(6,330)	(13,345)	(9,037)

Income from Continuing Operations Before Income Taxes	62,695	72,521	134,329	141,250
Provision for Income Taxes	19,857	22,694	40,518	43,971

Income from Continuing Operations	42,838	49,827	93,811	97,279

Discontinued Operations:
Income from Discontinued Operations, net of tax	1,633	710	2,456	1,636
Gain from Sales of Discontinued Operations, net of tax	18,276	—	18,276	—

Discontinued Operations, net of tax	19,909	710	20,732	1,636

Net income before allocation to noncontrolling interests	62,747	50,537	114,543	98,915
Less: Noncontrolling interest in subsidiaries’ earnings	185	100	319	11

Net income attributable to common shareholders	$62,562	$50,437	$114,224	$98,904

Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.74	$0.85	$1.62	$1.67
Discontinued operations, net of tax	0.34	0.01	0.36	0.03

Net income attributable to common shareholders	$1.08	$0.87	$1.98	$1.70

Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.73	$0.84	$1.59	$1.64
Discontinued operations, net of tax	0.34	0.01	0.35	0.03

Net income attributable to common shareholders	$1.07	$0.85	$1.95	$1.66

Average basic shares outstanding	57,762	58,173	57,787	58,259
Average diluted shares outstanding	58,614	59,348	58,704	59,457
Dividends per share	$0.26	$0.23	$0.52	$0.46

(a)	EPS amounts may not add due to rounding

See notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Net income before allocation to noncontrolling interests	$62,747	$50,537	$114,543	$98,915
Other comprehensive income (loss), net of tax
Currency translation adjustment	(17,741)	11,443	1,647	41,884
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	3,429	1,156	6,858	2,353

Other comprehensive income (loss)	(14,312)	12,599	8,505	44,237

Comprehensive income before allocation to noncontrolling interests	48,435	63,136	123,048	143,152
Less: Noncontrolling interests in comprehensive income	98	231	258	222

Comprehensive income attributable to common shareholders	$48,337	$62,905	$122,790	$142,930

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

(UNAUDITED)

	June 30,	December 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$252,299	$245,089
Accounts receivable, net	416,116	349,250
Current insurance receivable - asbestos	16,345	16,345
Inventories, net:
Finished goods	116,113	105,442
Finished parts and subassemblies	36,186	35,100
Work in process	75,179	74,608
Raw materials	136,455	145,539

Inventories, net	363,933	360,689
Current deferred tax asset	48,312	46,664
Other current assets	17,046	14,195

Total current assets	1,114,051	1,032,232
Property, plant and equipment:
Cost	795,058	802,057
Less: accumulated depreciation	521,418	517,911

Property, plant and equipment, net	273,640	284,146
Long-term insurance receivable - asbestos	202,107	208,952
Long-term deferred tax assets	245,443	265,849
Other assets	88,651	85,301
Intangible assets, net	131,466	146,227
Goodwill	806,170	820,824

Total assets	$2,861,528	$2,843,531

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2012	2011

Liabilities and equity

Current liabilities:
Short-term borrowings	$1,102	$1,112
Accounts payable	180,809	194,158
Current asbestos liability	100,943	100,943
Accrued liabilities	209,680	226,717
U.S. and foreign taxes on income	27,407	10,165

Total current liabilities	519,941	533,095

Long-term debt	399,003	398,914
Accrued pension and postretirement benefits	179,026	178,382
Long-term deferred tax liability	41,546	41,668
Long-term asbestos liability	746,640	792,701
Other liabilities	70,869	76,715

Total liabilities	1,957,025	2,021,475

Commitments and contingencies (Note 9)

Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	0	0
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	195,425	189,294
Retained earnings	1,180,100	1,095,953
Accumulated other comprehensive loss	(84,946)	(93,512)
Treasury stock	(467,263)	(450,608)

Total shareholders’ equity	895,742	813,553
Noncontrolling interests	8,761	8,503

Total equity	904,503	822,056

Total liabilities and equity	$2,861,528	$2,843,531

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(15,074,267)	(14,811,885)

Common stock outstanding	57,351,872	57,614,254

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended
	June 30, 2012
	2012	2011
Operating activities:
Net income attributable to common shareholders	$114,224	$98,904
Noncontrolling interests in subsidiaries’ earnings	319	11

Net income before allocation to noncontrolling interests	114,543	98,915
Gain on divestitures	(28,060)	(4,258)
Restructuring - Non Cash	2,761	—
Depreciation and amortization	29,948	31,627
Stock-based compensation expense	8,458	7,274
Defined benefit plans and postretirement expense	9,973	3,592
Deferred income taxes	15,743	13,520
Cash used for working capital	(90,614)	(85,391)
Defined benefit plans and postretirement contributions	(2,821)	(10,358)
Environmental payments, net of reimbursements	(7,303)	(6,134)
Payments for asbestos-related fees and costs, net of insurance recoveries	(39,217)	(35,621)
Other	2,691	2,037

Total provided by operating activities	16,102	15,203

Investing activities:
Capital expenditures	(13,780)	(18,282)
Proceeds from disposition of capital assets	1,858	4,530
Proceeds from divestitures	52,665	1,000

Total provided by (used for) investing activities	40,743	(12,752)

Financing activities:
Equity:
Dividends paid	(30,075)	(26,859)
Reacquisition of shares on open market	(29,991)	(49,999)
Stock options exercised - net of shares reacquired	8,426	17,024
Excess tax benefit from stock-based compensation	3,278	5,359
Debt:
Net decrease in short-term debt	—	(530)

Total used for financing activities	(48,362)	(55,005)

Effect of exchange rates on cash and cash equivalents	(1,273)	10,978

Increase (decrease) in cash and cash equivalents	7,210	(41,576)
Cash and cash equivalents at beginning of period	245,089	272,941

Cash and cash equivalents at end of period	$252,299	$231,365

Detail of cash used for working capital:
Accounts receivable	$(72,308)	$(67,526)
Inventories	(7,894)	(34,699)
Other current assets	(3,670)	(1,726)
Accounts payable	(11,111)	19,464
Accrued liabilities	(14,435)	(11,142)
U.S. and foreign taxes on income	18,804	10,238

Total	$(90,614)	$(85,391)

Supplemental disclosure of cash flow information:
Interest paid	$13,362	$12,996
Income taxes paid	$13,799	$15,734

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the disclosure requirements on the offsetting of financial assets and liabilities. The amended disclosures will enable financial statement users to compare balance sheets prepared under accepted accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives instruments that are either offset in accordance with the U.S. GAAP offsetting guidance or subject to enforceable master netting arrangements or similar agreements. The Company is currently evaluating the impact of the amended guidance on its disclosures.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 - Segment Results

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

Financial information by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net sales
Aerospace & Electronics	$178,591	$171,538	$353,759	$333,474
Engineered Materials	54,487	60,101	112,647	121,933
Merchandising Systems	97,577	94,010	185,252	188,888
Fluid Handling	302,318	286,141	600,537	546,811
Controls	24,713	21,399	51,104	42,372

Total	$657,686	$633,189	$1,303,299	$1,233,478

Operating profit (loss) from continuing operations
Aerospace & Electronics	$38,931	$37,157	$77,001	$71,199
Engineered Materials	5,543	9,130	13,952	19,273
Merchandising Systems	9,115	7,114	13,828	11,787
Fluid Handling	26,836	36,856	66,028	71,605
Controls	3,784	2,712	7,669	5,103
Corporate	(14,832)	(14,118)	(30,804)	(28,680)

Total	69,377	78,851	147,674	150,287

Interest income	454	389	849	679
Interest expense	(6,785)	(6,429)	(13,496)	(13,051)
Miscellaneous - net	(351)	(290)	(698)	3,335 *

Income from continuing operations before income taxes	$62,695	$72,521	$134,329	$141,250

*	Primarily related to the sale of a building and the divestiture of a small product line in the three months ended March 31, 2011.

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Assets
Aerospace & Electronics	$517,080	$514,240
Engineered Materials	245,245	245,350
Merchandising Systems	420,560	408,857
Fluid Handling	943,364	909,265
Controls	40,553	64,162
Corporate	694,726	701,657

Total	$2,861,528	$2,843,531

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
	June 30,	December 31,
(in thousands)	2012	2011
Goodwill
Aerospace & Electronics	$203,525	$203,516
Engineered Materials	171,497	171,489
Merchandising Systems	198,188	197,719
Fluid Handling	217,907	220,111
Controls	15,053	27,990

Total	$806,170	$820,824

Note 3 - Discontinued Operations

On June 19, 2012, the Company sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $43.4 million, resulting in an after tax gain of $13.6 million. As a result, the Condensed Consolidated Statement of Operations presents Azonix as a discontinued operation.

On June 28, 2012, the Company sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million. As a result, the Condensed Consolidated Statement of Operations presents the Company’s valve service center in Houston, Texas as a discontinued operation.

The operating results of the discontinued operations for the three and six months ended June 30, 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net Sales	$13,274	$10,584	$25,544	$21,315

Income from discontinued operations before income taxes	$2,513	$1,092	$3,777	$2,516
Provision for income taxes	880	382	1,321	880

Income from discontinued operations, net of income taxes	$1,633	$710	$2,456	$1,636

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Earnings Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Income from continuing operations	$42,838	$49,827	$93,811	$97,279
Less: Non-controlling interest in subsidiaries’ earnings	185	100	319	11

Income from continuing operations attributable to common shareholders	42,653	49,727	93,492	97,268

Discontinued operations, net of tax	19,909	710	20,732	1,636

Net income attributable to common shareholders	$62,562	$50,437	$114,224	$98,904

Average basic shares outstanding	57,762	58,173	57,787	58,259
Effect of dilutive stock options	852	1,175	917	1,198

Average diluted shares outstanding	58,614	59,348	58,704	59,457

Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.74	$0.85	$1.62	$1.67
Discontinued operations, net of tax	0.34	0.01	0.36	0.03

Net income attributable to common shareholders	$1.08	$0.87	$1.98	$1.70

Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.73	$0.84	$1.59	$1.64
Discontinued operations, net of tax	0.34	0.01	0.35	0.03

Net income attributable to common shareholders	$1.07	$0.85	$1.95	$1.66

(a)	EPS amounts may not add due to rounding

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.9 million and 1.0 million average options for the second quarter of 2012 and 2011, respectively, and 1.8 million and 0.7 million average options for the first half of 2012 and 2011, respectively).

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 - Changes in Equity and Comprehensive Income

A summary of the changes in equity for the six months ended June 30, 2012 and 2011 is provided below:

	Six Months Ended June 30,
	2012			2011
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$813,553	$8,503	$822,056	$984,944	$8,086	$993,030
Dividends	(30,075)	—	(30,075)	(26,859)		(26,859)
Reacquisition on open market	(29,991)	—	(29,991)	(49,999)		(49,999)
Exercise of stock options, net of shares reacquired	7,729	—	7,729	17,308		17,308
Stock compensation expense	8,458	—	8,458	7,274		7,274
Excess tax benefit from stock based compensation	3,278	—	3,278	5,359		5,359
Net income	114,224	319	114,543	98,904	11	98,915

Other comprehensive income (loss)	8,566	(61)	8,505	44,026	211	44,237

Comprehensive income	122,790	258	123,048	142,930	222	143,152

Balance, end of period	$895,742	$8,761	$904,503	$1,080,957	$8,308	$1,089,265

The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

	June 30, 2012	December 31, 2011

Currency translation adjustment	$66,618	$64,910
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(151,564)	(158,422)

Accumulated other comprehensive loss	$(84,946)	$(93,512)

*	Net of tax benefit of $73,309 and $76,179 for June 30, 2012 and December 31, 2011, respectively.

Note 6 - Acquisitions

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

In July 2011, the Company completed the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million, and WTA has been integrated into the Company’s Fluid Handling segment. In connection

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

with the WTA acquisition, the purchase price and initial recording of the transaction were based on preliminary valuation assessments and are subject to change. The initial allocation of the aggregate purchase price was made in the third quarter of 2011 and resulted in current assets of $8 million; property, plant, and equipment of $12 million; identified intangible assets of $9 million, which primarily consist of customer relationships; goodwill of $12 million; and current liabilities of $4 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s portfolio by providing valves with zero fugitive emissions used in severe service applications. The goodwill from this acquisition is deductible for tax purposes. The pro forma impact of this acquisition on the Company’s historical results of operations was not material. See Note 7 for further details on purchase price allocation.

Note 7 - Goodwill and Intangible Assets

The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2012, the Company had eleven reporting units.

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Balance at beginning of period	$820,824	$810,285
Additions	—	10,900
Disposals	(13,966)	—
Adjustments to purchase price allocations	—	3,932
Currency translation	(688)	(4,293)

Balance at end of period	$806,170	$820,824

For the six months ended June 30, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 3 on discontinued operations for further details. For the year ended December 31, 2011, the additions to goodwill represent the initial purchase price allocation related to WTA, and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac Industries, Inc. (“Merrimac”).

Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011

Balance at beginning of period, net of accumulated amortization	$146,227	$162,636
Additions	—	5,980
Disposals	(3,789)	—
Amortization expense	(9,767)	(21,646)
Currency translation and other	(1,205)	(743)

Balance at end of period, net of accumulated amortization	$131,466	$146,227

For the six months ended June 30, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 3 on discontinued operations for further details. For the year ended December 31, 2011, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA.

As of June 30, 2012, the Company had $131.5 million of net intangible assets, of which $29.8 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of intangible assets follows:

	Weighted Average
	Amortization
(in thousands)	Period of Finite	June 30, 2012			December 31, 2011
	Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	17.9	$87,630	$45,739	$41,891	$89,619	$46,286	$43,333
Customer relationships and backlog	11.9	138,501	68,754	69,747	146,291	66,256	80,035
Drawings	9.5	11,149	9,910	1,239	11,824	10,423	1,401
Other	14.3	49,684	31,095	18,589	52,155	30,697	21,458

Total	14.2	$286,964	$155,498	$131,466	$299,889	$153,662	$146,227

Amortization expense for these intangible assets is currently estimated to be approximately $9.0 million in total for the remaining two quarters in 2012, $16.7 million in 2013, $14.9 million in 2014, $12.8 million in 2015, $11.9 million in 2016 and $36.4 million in 2017 and thereafter.

Note 8 - Accrued Liabilities

Accrued liabilities consist of:

	June 30,	December 31,
	2012	2011
(in thousands)
Employee related expenses	$76,530	$97,297
Warranty	15,631	16,379
Other	117,519	113,041

Total	$209,680	$226,717

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$16,379	$19,198
Expense	4,000	6,759
Changes due to acquisitions/divestitures	(498)	11
Payments / deductions	(4,230)	(9,545)
Currency translation	(20)	(44)

Balance at end of period	$15,631	$16,379

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Commitments and Contingencies

Asbestos Liability

Information Regarding Claims and Costs in the Tort System

As of June 30, 2012, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
Beginning claims	57,398	64,646	58,658	64,839	64,839
New claims	894	893	1,787	1,858	3,748
Settlements	(258)	(263)	(547)	(603)	(1,117)
Dismissals	(474)	(8,873)	(2,516)	(9,690)	(11,059)
MARDOC claims*	(1)	—	177	(1)	2,247

Ending claims	57,559	56,403	57,559	56,403	58,658

*	As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of June 30, 2012, pursuant to an ongoing review process initiated by the Court, 26,575 claims were permanently dismissed, and 3,377 claims remain active (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”). The Company expects that more of the remaining 6,504 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 57,559 pending claims as of June 30, 2012, approximately 19,300 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 5,500 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was $0.68 million plus interest and costs. The Company is pursuing an appeal in this matter.

On February 2, 2009, the Company received an adverse verdict in the Dennis Woodard claim in Los Angeles, California. The jury found that the Company was responsible for one-half of one percent (0.5%) of plaintiffs’ damages of $16.93 million; however, based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.65 million, plus costs. Following entry of judgment, the Company filed a motion with the trial court requesting judgment in the Company’s favor notwithstanding the jury’s verdict, and on June 30, 2009, the court advised that the Company’’s motion was granted and judgment was entered in favor of the Company. The trial court’s ruling was affirmed on appeal by order dated August 25, 2011. The plaintiffs appealed that ruling to the Supreme Court of California, which dismissed the appeal on February 29, 2012; the matter is now finally determined in the Company’s favor.

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

On March 9, 2012, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.

Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2012 and 2011 totaled $49.7 million and $56.2 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2012 and 2011 totaled a $39.2 million net payment and $35.6 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
Settlement / indemnity costs incurred (1)	$10.4	$13.9	$20.9	$30.1	$50.2
Defense costs incurred (1)	15.7	14.7	28.8	26.1	55.3

Total costs incurred	$26.1	$28.6	$49.7	$56.2	$105.5

Settlement / indemnity payments	$8.6	$13.0	$18.0	$21.5	$55.0
Defense payments	15.2	16.7	28.0	27.4	56.5
Insurance receipts	(2.8)	(6.8)	(6.8)	(13.3)	(32.2)

Pre-tax cash payments	$21.0	$22.9	$39.2	$35.6	$79.3

(1)	Before insurance recoveries and tax effects.

The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through June 30, 2012, the Company has resolved (by settlement or dismissal) approximately 87,500 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $350 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2011, 2010 and 2009 was $4,123, $7,036 and $4,781 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

charges for asbestos liabilities and defense costs in excess of the amounts currently provided, the Company does not believe that any such amount can be reasonably estimated beyond 2021. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2021.

Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. As of June 30, 2012, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2012. A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $848 million as of June 30, 2012. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2012 was $101 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.

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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $218 million as of June 30, 2012.

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other Contingencies

Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2012 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $57.6 million as of June 30, 2012, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2012, the Company has recorded a receivable of $12.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting an remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. The draft remedial investigation, and revised human health risk assessment and baseline ecological risk reports are currently under review by FWS and GD-OTS respectively. A revised draft remedial investigation report was submitted in late December 2011, and GD-OTS is awaiting comments from FWS. Pending receipt of FWS’s review comments, it is unclear when a final remedial investigation report will be submitted. Work on interim deliverables for the feasibility study is underway, but outstanding issues with respect to the remedial investigation make it unlikely that a draft feasibility study will be submitted until, at the earliest 2013. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise with respect to the costs it has incurred in performing the AUS-OU remedial investigation and feasibility study, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the US

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

government to consider participation in an allocation proceeding, it is possible that an allocation proceeding may go forward beginning after submission of the final remedial investigation report in late 2012. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed before late 2013. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” a portion of the Site’s Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at the Site. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The Company’s answer is not due until August 14, 2012, although GD-OTS and Schlumberger have proposed staying third-party claims until after resolution of the claims between the United States and GD-OTS and Schlumberger. Accordingly, it is unclear when any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed. Nor is it possible at this time to reasonably estimate the amount of any obligation with respect to “Site 36.” The Company has notified its insurers of this potential liability.

Other Proceedings

On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac’s directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac’s directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff’s motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants’ motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties are engaged in pre-trial discovery. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac’s and the Company’s insurance carriers and will seek coverage for any resulting loss. As of June 30, 2012, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.

The Company is defending a series of five separate lawsuits, which have now been consolidated, revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits which continues to grow with the passage of time, are currently in excess of $260 million. These lawsuits contend that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. In September 2009, the trial court entertained motions for summary judgment from all parties, and subsequently denied those motions. In November 2009, the Company sought and was granted permission to appeal the trial court’s denial of its motions. The appellate court issued its opinion on November 24, 2010, rejecting the plaintiffs’ claims for per se

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

negligence and statutory violations of the Georgia Life Safety Code, but allowing the plaintiffs to proceed on their ordinary negligence claim, which alleges that the Company failed to adequately warn end users of how the product would perform in a fire. At the conclusion of a seven-week trial, the jury found the Company not liable for any of the claims or damages contained in the plaintiff’s complaint. The plaintiff has not filed a notice of appeal, but it’s time to do so has not yet lapsed. The Company has given notice of these lawsuits to its insurance carriers and will seek coverage for any resulting losses. The Company’s carriers have issued standard reservation of rights letters but are engaged with the Company’s trial counsel to monitor the defense of these claims. If the plaintiffs in these lawsuits were to prevail on appeal (should one be pursued) and be awarded the full extent of their claimed damages, and insurance coverage were not fully available, the resulting liability could have a material effect on the Company’s results of operations and cash flows in the periods affected. As of June 30, 2012, no loss amount has been accrued in connection with these suits because a loss is not considered probable, nor can an amount be reasonably estimated.

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

Other Commitments

The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $2.9 million as of June 30, 2012.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 - Pension and Other Postretirement Benefit Plans

The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3,495	$2,925	$29	$(58)	$6,990	$5,901	$58	$57
Interest cost	9,334	9,984	127	(318)	18,668	19,111	254	285
Expected return on plan assets	(12,830)	(13,365)	—	—	(25,660)	(25,172)	—	—
Amortization of prior service cost	100	107	(59)	52	200	209	(118)	(50)
Amortization of net loss (gain)	4,816	1,391	(21)	125	9,623	3,369	(42)	(118)

Net periodic cost	$4,915	$1,042	$76	$(199)	$9,821	$3,418	$152	$174

The Company expects, based on current actuarial calculations, to contribute approximately $5 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012, of which $2.2 million and $0.6 million have been contributed during the first six months of 2012, respectively. The Company contributed $47.5 million to its defined benefit plans and $1.4 million to its other postretirement benefit plans in 2011. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 11 - Income Taxes

The Company calculated its income tax provision for the three and six months ended June 30, 2012 in accordance with the requirements of Accounting Standards Codification Topic 740, “Income Taxes.”

The Company’s effective tax rate attributable to continuing operations of 31.8% for the three months ended June 30, 2012 is higher than the Company’s effective tax rate attributable to continuing operations of 31.3% for the three months ended June 30, 2011 primarily due to the statutory expiration of the U.S. federal research tax credit as of December 31, 2011, partially offset by lower taxes on non-U.S. earnings.

The Company’s effective tax rate attributable to continuing operations of 30.2% for the six months ended June 30, 2012 is lower than the Company’s effective tax rate attributable to continuing operations of 31.1% for the six months ended June 30, 2011 primarily due to lower taxes on non-U.S. earnings partially offset by the statutory expiration of the U.S. federal research credit as of December 31, 2011.

The Company’s effective tax rates attributable to continuing operations for the three and six months ended June 30, 2012 are lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the statutory U.S. federal tax rate and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by net U.S. state taxes, and certain expenses that are statutorily non-deductible for income tax purposes.

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months and six ended June 30, 2012, the Company’s gross unrecognized tax benefits increased by $0.8 million and $1.2 million, respectively, as a result of tax positions taken in both the current and prior periods. During the three and six months ended June 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $0.7 million and $1.2 million, respectively.

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three and six months ended June 30, 2012, the total amount of interest expense related to unrecognized tax benefits recognized in the Company’s consolidated statement of operations was $0.1 million and $0.2 million, respectively. At June 30, 2012 and December 31, 2011, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the Company’s consolidated balance sheet was $0.7 million and $0.6 million, respectively.

As of June 30, 2012, it is reasonably possible that the Company’s unrecognized tax benefits will decrease by $0.3 million during the next twelve months as a result of activity related to tax positions expected to be taken and the expiration of the statute of limitations on assessment.

The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated U.S. federal income tax returns through 2008; however, the 2008 federal income tax return of an acquired subsidiary remains open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2007. As of June 30, 2012, the Company and its subsidiaries are under examination in various jurisdictions, including Canada (2007 through 2009), Germany (2000 through 2009), and California (2007 and 2008).

The Company believes that adequate accruals have been provided for all jurisdictions’ open years.

Note 12 - Long-Term Debt and Notes Payable

The following table summarizes the Company’s debt as of June 30, 2012 and December 31, 2011:

(in thousands)	June 30, 2012	December 31, 2011
Long-term debt consists of:
5.50% notes due 2013	$199,825	$199,753
6.55% notes due 2036	199,178	199,161

Total long-term debt	$399,003	$398,914

Short-term borrowings	$1,102	$1,112

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 - Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2012, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $170 million and $155 million as of June 30, 2012 and December 31, 2011, respectively. The settlement of derivative contracts for the six months ended June 30, 2012 and 2011 resulted in a net cash outflow of $5.8 million and a net cash inflow of $5.5 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.

Note 14 - Fair Value Measurements

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

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$88	$—	$88	$—	$290	$—	$290

Liabilities:
Derivatives - foreign exchange contracts	$—	$5,585	$—	$5,585	$—	$6,060	$—	$6,060

Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $422 million and $419.0 million at June 30, 2012 and December 31, 2011, respectively.

Note 15 - Restructuring

The Company recorded pre-tax restructuring charges of $14.7 million in the second quarter of 2012, including $13.8 million associated with repositioning actions designed to improve profitability largely beginning in 2013, primarily in the European portion of the Fluid Handling segment and a $0.9 million, net charge, related to the completion of previous restructuring actions.

The $13.8 million of restructuring charges included severance and other costs related to the planned closure of two small European plants, the transfer of certain manufacturing operations from higher cost to lower cost Company facilities and other staff reduction actions. The following table summarizes the restructuring charges by cost type and business segment:

(in millions)	Severance	Asset Write- down	Other	Total
Aerospace & Electronics	$—	$—	$—	$—
Engineered Materials	0.1	1.6	—	1.7
Merchandising Systems	0.7	—	—	0.7
Fluid Handling	10.8	0.5	0.1	11.4
Controls	—	—	—	—

	$11.6	$2.1	$0.1	$13.8

CRANE CO. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company expects the 2012 actions to result in workforce reductions of approximately 200 employees, or about 2% of the Company’s global workforce. The Company expects to incur additional restructuring and related charges of approximately $5 million during the second half of 2012 to complete these actions, as follows: Engineered Materials ($2 million) and Fluid Handling ($3 million). The Company expects pre-tax cash payments of approximately $5 million in 2012 and an additional $10 million in 2013 pertaining to the restructuring charges, which the Company will fund with cash generated from operations.

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

Outlook – Continuing Operations

Our sales depend heavily on industries that are cyclical in nature, or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs.

The global economy remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, concerns over the deepening European sovereign debt crisis and slowing economies in China and India. Although a slower global economy is likely, we believe we are positioned to achieve profitable growth in 2012. We expect a combination of limited market growth and gains in market share to drive profitable growth in 2012, albeit at a reduced, year-over-year rate compared to 2011. We expect further improvements in our longer, late cycle businesses within Fluid Handling and Aerospace & Electronics while our outlook is relatively stable, in aggregate, for our short cycle businesses (Engineered Materials and Merchandising Systems), with the potential for slight improvement in 2012. Specifically, in 2012, we expect core sales from continuing operations to increase 6% to 7%, sales from acquisitions to increase less than 1% and unfavorable foreign exchange of 2%. In aggregate, we expect total year-over-year sales growth of 4% to 5%.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In response to weak European economic conditions as well as opportunities to enhance our cost structure in certain businesses, in the second quarter of 2012, we recorded $14.7 million of restructuring charges associated with repositioning actions designed to improve profitability, primarily in the European portion of the Fluid Handling segment and, to a lesser extent in our Engineered Materials and Merchandising Systems segments. We expect to record an additional $5 million of charges in the second half of 2012 related to these initiatives. The Company expects pre-tax cash payments of approximately $5 million in 2012 and an additional $10 million in 2013 pertaining to the restructuring charges, which the Company will fund with cash generated from operations. Approximately $12 million in annualized savings associated with these initiatives will largely commence in 2013.

Aerospace & Electronics

In 2012, we continue to believe market conditions in the aerospace industry will remain positive and, accordingly, we expect to achieve higher sales and profits than 2011 in our Aerospace Group, as we benefit from higher build rates for large commercial aircraft, new products and an expanded global sales force. In addition, we expect aftermarket sales in the second half of 2012 to remain consistent with the first half of 2012. We forecast reasonably stable results for our Electronics Group despite reductions in overall defense spending, as we continue to expect growth in our commercial business, which comprises about 39% of Electronics sales, to offset a slight decline in defense related sales.

Engineered Materials

In our Engineered Materials segment, sales were lower than expected during the first half of 2012, reflecting difficult competitive conditions and production delays, notably in our transportation business. In addition, we continue to see challenging end market conditions, particularly in Europe, and in response, we recorded restructuring charges of $1.1 million related to closing a small facility in England. We expect to incur an additional $2 million of charges related to these actions in the second half of the year. Accordingly, in 2012, we now expect a modest decline in sales volume and lower operating profit.

Merchandising Systems

In 2012, we continue to expect relatively flat sales for our Merchandising Systems segment, reflecting modest core growth offset by unfavorable foreign exchange translation. In Payment Solutions, we expect sales to increase modestly due to a gradual improvement in market demand for new products. In Vending Solutions, we expect revenue to remain close to 2011 levels, reflecting continued economic uncertainty. As part of our repositioning actions, we plan to consolidate the manufacturing of certain products and optimize engineering resources within our Payment Solutions business. In connection with these initiatives, restructuring charges of $2.3 million were recorded in the second quarter of 2012. Operating profit is expected to improve (inclusive of the restructuring charges), led by productivity initiatives across the segment.

Fluid Handling

For 2012, in our Fluid Handling segment, we expect further sales growth over 2011 levels primarily led by recovery in our Energy and ChemPharma business units, which are benefiting from exposure to their late cycle end markets and an expanded sales force. We expect unfavorable foreign exchange translation. While we expect maintenance, repair & overhaul (“MRO”) as well as project businesses to be improved over 2011, activity has recently decelerated. Market conditions in Europe are somewhat depressed, particularly for certain short cycle portions of the Fluid Handling segment, reflecting economic uncertainty. In addition, demand from global power markets has softened, with some customers delaying delivery dates. In response to these weaker end market conditions and opportunities to reduce cost at certain European facilities, we recorded $11.4 million of restructuring charges in the second quarter related to the transfer of certain manufacturing operations from higher cost to lower cost Company facilities and other staff reduction actions. We expect to incur an additional $3 million of charges related to these actions in the second half of the year. Accordingly, we expect only a modest improvement in operating profit over 2011.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Controls

In our Controls segment, while European markets have softened, we continue to anticipate growth in the oil and gas and transportation end markets, resulting in higher sales and operating profit in 2012 compared to 2011.

Results from Continuing Operations – Three Month Periods Ended June 30

All comparisons below refer to the second quarter 2012 versus the second quarter 2011, unless otherwise specified.

Second quarter of 2012 compared with second quarter of 2011

	Second Quarter		Change
(dollars in millions)	2012	2011	$	%
Net sales	$657.7	$633.2	$24.5	3.9%

Operating profit from continuing operations	69.4	78.9	(9.5)	(12.0)

Restructuring charge *	14.7	—

Operating margin from continuing operations	10.5%	12.5%

Other income (expense):
Interest income	0.5	0.4	0.1	16.7
Interest expense	(6.8)	(6.4)	(0.4)	(5.5)
Miscellaneous - net	(0.4)	(0.3)	(0.1)	(21.0)

	(6.7)	(6.3)	(0.4)	(5.6)

Income from continuing operations before income taxes	62.7	72.5	(9.8)	(13.5)
Provision for income taxes	19.9	22.7	(2.8)	(12.5)

Income from continuing operations	42.8	49.8	(7.0)	(14.0)

*	Restructuring charges are included in operating profit and operating margin.

Second quarter 2012 sales increased $24.5 million, or 3.9%, compared to the second quarter of 2011. Core business sales for the second quarter increased approximately $36.3 million, or 5.8%. Sales also increased $6.4 million, or 1.0%, due to the net impact of divestitures and acquisitions. The impact of currency translation decreased reported sales by approximately $18.2 million, or 2.9%, as the U.S. dollar strengthened against other major currencies in the second quarter of 2012 compared to the second quarter of 2011. Net sales related to operations outside the U.S. were 41.0% and 41.1% of total net sales for the quarters ended June 30, 2012 and 2011, respectively.

Operating profit from continuing operations was $69.4 million in the second quarter 2012 compared to $78.9 million in the same period of 2011. The decrease in operating profit reflected declines in our Fluid Handling and Engineered Materials segments, partially offset by improved performance in our Merchandising Systems, Aerospace & Electronics and Controls segments. Operating profit margins were 10.5% in the second quarter of 2012, compared to 12.5% in the comparable period in 2011. Operating profit in the second quarter of 2012 included restructuring charges of $14.7 million associated with repositioning actions designed to improve profitability beginning in 2013.

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

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our effective tax rate attributable to continuing operations of 31.8% for the three months ended June 30, 2012 is higher than our effective tax rate attributable to continuing operations of 31.3% for the three months ended June 30, 2011 primarily due to the statutory expiration of the U.S. federal research tax credit as of December 31, 2011, partially offset by lower taxes on our non-U.S. earnings.

Results from Discontinued Operations – Three Month Periods Ended June 30

	Three Months Ended
	June 30,
(dollars in millions)	2012	2011
Income from Continuing Operations	$42.8	$49.8
Discontinued Operations:
Income from Discontinued Operations, net of tax	1.6	0.7
Gain from Sales of Discontinued Operations, net of tax	18.3	—

Discontinued Operations, net of tax	19.9	0.7

Net income before allocation to noncontrolling interests	$62.7	$50.5

For the three months ended June 30, 2012, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. On June 19, 2012, we sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $43.4 million, resulting in an after tax gain of $13.6 million. In the three months ended June 30, 2012, Azonix had sales and pre-tax profit from operations of $8.5 million and $1.6 million, respectively. On June 28, 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million. In the three months ended June 30, 2012, the service center had sales and pre-tax profit from operations of $4.8 million and $0.9 million, respectively.

Segment Results of Continuing Operations Three Month Periods Ended June 30

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2012	2011
Sales	$178.6	$171.5	$7.1	4.1%
Operating profit	$38.9	$37.2	$1.8	4.8%
Operating margin	21.8%	21.7%

The second quarter 2012 sales increase of $7.1 million reflected sales increases of $6.8 million and $0.3 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $1.8 million, or 4.8%, in the second quarter of 2012 when compared to the same period in the prior year, driven by strong sales growth and margin improvement in the Aerospace Group which more than offset a decrease in the Electronics Group.

Aerospace Group sales of $110.9 million increased $6.8 million, or 6.5%, from $104.1 million in the prior year period. The increase was due to higher original equipment manufacturers (“OEM”) product sales of 8.0% and higher aftermarket product sales of 4.5%. The OEM sales increase reflects higher commercial product sales associated with

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business jets and large aircraft while sales associated with regional aircraft declined slightly. The aftermarket sales increase primarily reflects higher commercial and military modernization and upgrade product sales. During the second quarter of 2012, sales to OEMs and sales to aftermarket customers were 58.0% and 42.0%, respectively, of total sales, compared to 57.2% and 42.8%, respectively, in the same period last year. Aerospace operating profit increased by $2.4 million in the second quarter of 2012, compared to the second quarter of 2011, primarily due to leverage on the higher sales volume.

Electronics Group sales of $67.7 million increased $0.3 million, or 0.4%, from $67.4 million in the prior year period reflecting higher Power Solution sales offsetting declines in Microwave and Microelectronic sales. Operating profit decreased $0.6 million compared to the second quarter of 2011, primarily reflecting a less favorable product mix.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2012	2011
Sales	$54.5	$60.1	$(5.6)	(9.3%)
Operating profit	$5.5	$9.1	$(3.6)	(39.3%)
Restructuring charge*	$1.1	$—
Operating margin	10.2%	15.2%

*	Restructuring charges are included in operating profit and operating margin.

Second quarter 2012 sales of $54.5 million decreased $5.6 million, or 9.3%, reflecting lower sales to our transportation-related customers and, to a lesser extent, our international and building product customers. We experienced a 28.7% sales decrease to our transportation-related customers reflecting difficult competitive conditions and customer production delays. Sales to our building products customers decreased by 4.6% reflecting soft commercial construction markets. Sales to our traditional RV manufacturers remained flat compared to prior year. Operating profit in the second quarter of 2012 decreased $3.6 million, or 39.3%, primarily as a result of lower sales. Operating profit in the second quarter of 2012 included restructuring charges of $1.1 million. Our restructuring actions include the anticipated closure of a small manufacturing facility in the United Kingdom, which had total sales of $8 million in 2011. We expect to supply selected European customers from plants located in the United States.

Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2012	2011
Sales	$97.6	$94.0	$3.6	3.8%
Operating profit	$9.1	$7.1	$2.0	28.1%
Restructuring charge*	$2.3	$—
Operating margin	9.3%	7.6%

*	Restructuring charges are included in operating profit and operating margin.

Second quarter 2012 sales increased $3.6 million, or 3.8%, reflecting a core sales increase of $6.7 million, or 7.1%, partially offset by unfavorable foreign currency translation of $3.1 million, or 3.3%. We experienced higher sales in our Vending Solutions business, and to a lesser extent in our Payment Solutions business. Operating profit in the second quarter of 2012 increased $2.0 million, or 28.1%, reflecting strong margin improvement resulting from productivity gains, in both Vending and Payment Solutions, partially offset by restructuring charges of $2.3 million. As part of our restructuring actions, management plans to consolidate the manufacturing of certain products and optimize engineering resources in the Payment Solutions portion of the segment. In addition, a charge was recorded in connection with the anticipated sale of a property in St. Louis, Missouri related to a previous plant consolidation to South Carolina.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2012	2011
Sales	$302.3	$286.1	$16.2	5.7%
Operating profit	$26.8	$36.9	$(10.0)	(27.2%)
Restructuring charge*	$11.4	$—
Operating margin	8.9%	12.9%

*	Restructuring charges are included in operating profit and operating margin.

Second quarter 2012 sales increased $16.2 million, or 5.7%, including an increase in core sales of $22.9 million, or 8.0%, and a sales increase resulting from the acquisition of WTA of $7.4 million, or 2.6%, offset by unfavorable foreign currency exchange of $14.1 million, or 4.9%. The core sales performance reflected sales growth in our later, long cycle ChemPharma business as well as growth in our Crane Supply business. Operating profit in the second quarter of 2012 decreased $10.0 million, or 27.2%, reflecting restructuring charges of $11.4 million and higher manufacturing costs in certain European manufacturing operations, partially offset by higher sales. Our restructuring actions are primarily focused on our European Fluid Handling operations, to reduce costs through headcount reductions and process improvements, principally at our Krombach operations in Kreuztal, Germany. In addition, as part of a continuing cost reduction strategy, certain manufacturing operations will be transferred from facilities in Germany to Company facilities in lower cost regions.

Controls

	Second Quarter		Change
(dollars in millions)	2012	2011
Sales	$24.7	$21.4	$3.3	15.5%
Operating profit	$3.8	$2.7	$1.1	39.6%
Operating margin	15.3%	12.7%

The second quarter 2012 sales increase of $3.3 million, or 15.5%, reflected continued improvement in transportation and oil and gas related demand. Operating profit increased $1.1 million, or 39.6%, reflecting the leverage on the higher sales.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Continuing Operations – Six Month Periods ended June 30

All comparisons below refer to the first six months of 2012 versus the first six months of 2011, unless otherwise specified.

Year-to-date period ended June 30, 2012 compared to year-to-date period ended June 30, 2011

	Year-to-Date		Change
(dollars in millions)	2012	2011	$	%
Net sales	$1,303.3	$1,233.5	$69.8	5.7

Operating profit from continuing operations	147.7	150.3	(2.6)	(1.7)

Restructuring charge *	14.7	—

Operating margin from continuing operations	11.3%	12.2%

Other income (expense):
Interest income	0.8	0.7	0.2
Interest expense	(13.5)	(13.1)	(0.4)
Miscellaneous - net	(0.7)	3.3	(4.0)

	(13.3)	(9.0)	(4.3)

Income from continuing operations before income taxes	134.3	141.3	(6.9)
Provision for income taxes	40.5	44.0	(3.5)

Income from continuing operations	$93.8	$97.3	$(3.5)	(3.6)

*	Restructuring charges are included in operating profit and operating margin.

Year to date 2012 sales increased $69.8 million, or 5.7%, over the same period in 2011. Year to date 2012 core business sales increased approximately $82.7 million, or 6.7%. Year to date 2012 sales increased $10.8 million, or 0.9% due to the impact of acquisitions, net of divestitures. The impact of currency translation decreased reported sales by approximately $23.7 million, or 1.9%, as the U.S. dollar strengthened against other major currencies in the first six months of 2012 compared to the same period in 2011. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2012 and 2011 were 41.0% and 40.1% of total net sales, respectively.

Operating profit was $147.7 million in the first six months of 2012, compared to $150.3 million in the comparable period of 2011. The decrease in operating profit includes restructuring charges reflecting declines in our Fluid Handling and Engineered Materials segments, partially offset by improved performance in our Merchandising Systems, Aerospace & Electronics and Controls segments. Operating profit margins were 11.3% in the first six months of 2012, compared to 12.2% in the comparable period of 2011.

Miscellaneous – net decreased by $4.0 million in the first six months of 2012 compared to the same period of 2011. The decrease primarily reflected the absence of a net gain primarily associated with the sale of a building in Ontario, Canada in 2011 and the divestiture of a small product line in 2011.

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

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our effective tax rate attributable to continuing operations of 30.2% for the six months ended June 30, 2012 is lower than the our effective tax rate attributable to continuing operations of 31.1% for the six months ended June 30, 2011 primarily due to lower taxes on our non-U.S. earnings partially offset by the statutory expiration of the U.S. federal research credit as of December 31, 2011.

Order backlog was $811.6 million (includes $6.3 million related to the 2011 acquisition of WTA) at June 30, 2012, compared with $778.0 million (includes $7.1 million related to the acquisition of WTA and $11.5 million related to businesses divested in June 2012) at December 31, 2011 and $825.2 million (includes $14.3 million related to businesses divested in June 2012) at June 30, 2011.

Results from Discontinued Operations – Six Month Periods Ended June 30

	Six Months Ended
	June 30,
(dollars in millions)	2012	2011
Income from Continuing Operations	$93.8	$97.3
Discontinued Operations:
Income from Discontinued Operations, net of tax	2.5	1.6
Gain from Sales of Discontinued Operations, net of tax	18.3	—

Discontinued Operations, net of tax	20.8	1.6

Net income before allocation to noncontrolling interests	$114.5	$98.9

For the six months ended June 30, 2012, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. In the six months ended June 30, 2012, Azonix had sales and pre-tax profit from operations of $17.1 million and $2.5 million, respectively. In the six months ended June 30, 2012, our valve service center in Houston, Texas, had sales and pre-tax profit from operations of $8.4 million and $1.3 million, respectively.

Segment Results of Continuing Operations – Six Month Periods ended June 30

The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$353.8	$333.5	$20.3	6.1%
Operating profit	$77.0	$71.2	$5.8	8.1%
Operating margin	21.8%	21.4%

The year to date 2012 sales increase of $20.3 million, or 6.1%, reflected sales increases of $17.0 million and $3.3 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $5.8 million, or 8.1%, in the first six months of 2012 when compared to the same period in the prior year, driven by strong sales growth and margin improvement in the Aerospace Group which more than offset a decrease in the Electronics Group.

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year to date Aerospace Group sales of $220.0 million increased $17.0 million, or 8.4%, from $203.0 million in the prior year period. The increase was largely attributable to higher OEM product sales of 10.8% and higher aftermarket product sales of 5.1%. The OEM sales increase reflects higher commercial product sales associated with business jet and large aircraft manufacturers. The aftermarket sales increase reflects modernization and upgrade and repair and overhaul product sales. During the first half of 2012, sales to OEMs and sales to aftermarket customers were 59.4% and 40.6%, respectively, of total sales, compared to 58.1% and 41.9%, respectively, in the same period last year. Operating profit increased by $7.4 million in the first half of 2012, compared to the same period in the prior year, primarily due to leverage on the higher sales volume.

Year to date Electronics Group sales of $133.8 million increased $3.3 million, or 2.5%, from $130.5 million in the prior year period. The increase was driven by higher Power Solution sales offsetting a decline in Microelectronic sales. Operating profit decreased by $1.6 million in the first half of 2012, compared to the first half of 2011, primarily reflecting a less favorable product mix.

The Aerospace & Electronics segment backlog was $423.3 million at June 30, 2012, compared with $410.8 million at December 31, 2011 and $431.8 million at June 30, 2011.

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$112.6	$121.9	$(9.3)	(7.6%)
Operating profit	$14.0	$19.3	$(5.3)	(27.6%)
Restructuring charge*	$1.1	$—
Operating margin	12.4%	15.8%

*	Restructuring charges are included in operating profit and operating margin.

Year to date 2012 sales decreased $9.3 million, or 7.6%, reflecting lower sales to transportation-related and international customers and, to a lesser extent, RV manufacturers and building product customers. Sales to our transportation-related customers decreased by 23.8%, sales to our international customers decreased 25.6%, sales to RV manufacturers decreased 1.8% and sales to our building products customers decreased 1.2%. Operating profit in the first six months of 2012 decreased $5.3 million, or 27.6%, primarily as a result of lower sales, and to a lesser extent, restructuring charges of $1.1 million recorded in the second quarter of 2012.

The Engineered Materials segment backlog was $13.9 million at June 30, 2012, compared with $11.1 million at December 31, 2011 and $13.1 million at June 30, 2011.

Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$185.3	$188.9	$(3.6)	(1.9%)
Operating profit	$13.8	$11.8	$2.0	17.3%
Restructuring charge*	$2.3	$—
Operating margin	7.5%	6.2%

*	Restructuring charges are included in operating profit and operating margin.

Year to date 2012 sales decreased $3.6 million, or 1.9%, including unfavorable foreign currency translation of $4.1 million, or 2.2%, partially offset by a core sales increase of $0.4 million, or 0.3%. We experienced lower sales in our

CRANE CO. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment Solutions business which was partially offset by higher sales in our Vending Solutions business. Segment operating profit for the first six months of 2012 increased $2.0 million, or 17.3%, over the same period in 2011, reflecting solid productivity gains and the absence of a non-recurring purchase accounting charge of $1.7 million associated with our Money Controls acquisition in 2011 which offset the impact of lower sales, restructuring charges recorded in the second quarter of 2012, and the costs to settle a lawsuit in the first quarter of 2012.

The Merchandising Systems segment backlog was $23.6 million at June 30, 2012, compared with $15.2 million at December 31, 2011 and $26.9 million at June 30, 2011.

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$600.5	$546.8	$53.7	9.8%
Operating profit	$66.0	$71.6	$(5.6)	(7.8%)
Restructuring charge*	$11.4	$—
Operating margin	11.0%	13.1%

*	Restructuring charges are included in operating profit and operating margin.

Year to date 2012 sales increased $53.7 million, or 9.8%, including an increase in core sales of $60.2 million, or 11.0%, and a sales increase resulting from the acquisition of WTA of $11.8 million, or 2.1%, offset by unfavorable foreign currency exchange of $18.2 million, or 3.3%. The core sales performance reflected sales growth in our later, long cycle Energy and ChemPharma businesses due to strong demand in the North America chemical industry as well as generally higher sales in the remaining businesses across the segment. Operating profit in the first half of 2012 decreased $5.6 million, or 7.8%, reflecting restructuring charges of $11.4 million recorded in the second quarter of 2012, throughput inefficiencies and higher manufacturing costs in certain European manufacturing operations, partially offset by higher sales.

The Fluid Handling segment backlog was $334.7 million (includes $6.3 million related to the 2011 acquisition of WTA) at June 30, 2012, compared with $313.7 million (includes $7.1 million related to the acquisition of WTA and $1.9 million related to a divested business) at December 31, 2011 and $323.0 million (includes $1.9 million related to a divested business) at June 30, 2011.

Controls

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$51.1	$42.4	$8.7	20.6%
Operating profit	$7.7	$5.1	$2.6	50.3%
Operating margin	15.0%	12.0%

The year to date 2012 sales increase of $8.7 million, or 20.6%, reflected continued improvement in transportation and oil and gas related demand. Operating profit increased $2.6 million, or 50.3%, reflecting leverage on the higher sales.

The Controls segment backlog was $16.2 million at June 30, 2012, compared with $27.1 million (includes $9.6 million related to a divested business) at December 31, 2011 and $30.3 million (includes $12.4 million related to a divested business) at June 30, 2011.

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

Cash and cash equivalents increased by $7 million to $252 million at June 30, 2012 compared with $245 million at December 31, 2011. Our current cash balance, together with cash we expect to generate from future operations and the $300 million available under our existing committed revolving credit facility, are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding, as of June 30, 2012, under our five-year $300 million Amended and Restated Credit Agreement, which now expires in May 2017, as we entered into an updated five-year revolving credit agreement in the second quarter of this year. Also, there are no significant debt maturities coming due until the third quarter of 2013, when senior unsecured notes having an aggregate principal amount of $200 million mature.

We have approximately $210 million of cash held by our non-U.S. subsidiaries as of June 30, 2012, which is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.

Operating Activities

Cash provided by operating activities was $16.1 million in the first six months of 2012, an increase of $0.9 million compared to the first six months of 2011. The increase resulted primarily from lower defined benefit plans and postretirement contributions, partially offset by higher working capital requirements to support improving sales trends. Net asbestos-related payments in the first six months of 2012 and 2011 were $39.2 million and $35.6 million, respectively.

Investing Activities

Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash provided by investing activities was $40.7 million in the first six months of 2012, compared to cash used for investing activities of $12.8 million in the comparable period of 2011. The increase in cash provided by investing activities was primarily due to the proceeds from divested businesses in our Fluid Handling and Controls segments and a decrease in capital spending of $4.5 million to $13.8 million in the first six months of 2012 compared to $18.3 million in the first six months of 2011, partly offset by the absence of proceeds received from the sale of a building in Ontario, Canada, in 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $35 million in 2012.

Financing Activities

Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $48.4 million during the first six months of 2012 compared to $55.0 million used during the first six months of 2011. The decrease of cash used for financing activities during the first six months of 2012 was driven by a decrease in open market share repurchases. The first six months of 2012 included a repurchase of 772,335 shares of our common stock at a cost of $30 million compared to a repurchase of 1,056,200 shares of our common stock at a cost of $50 million in the comparable period in 2011. This decrease was partly offset by lower net proceeds received from employee stock option exercises of $8.6 million and an increase in dividends paid of $3.2 million.

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

Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30, 2012	—	$—	—	—
May 1-31, 2012	637,735	39.24	—	—
June 1-30, 2012	134,590	36.88	—	—

Total	772,325	$38.83	—	—

The table above only relates to the open-market repurchases of our common stock during the quarter. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

Exhibit 10.1	Second Amended and Restated Credit Agreement, dated as of May 18, 2012, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2012

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 3, 2012	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 3, 2012	Richard A. Maue
Vice President,
Principal Accounting Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Second Amended and Restated Credit Agreement, dated as of May 18, 2012, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2012

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.