Form 10-Q
period 2012-09-30
CRANE CO /DE/
filed 2012-11-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 30, 2012
Common stock, $1.00 Par Value – 56,924,908 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$645,981	$647,088	$1,949,280	$1,880,565
Operating costs and expenses:
Cost of sales	426,148	428,524	1,291,865	1,235,288
Selling, general and administrative	133,089	138,274	408,250	414,701
Restructuring charges	160	—	14,907	—
Operating profit from continuing operations	86,584	80,290	234,258	230,576
Other income (expense):
Interest income	443	442	1,292	1,121
Interest expense	(6,618)	(6,474)	(20,114)	(19,525)
Miscellaneous - net	(6)	(73)	(704)	3,262
	(6,181)	(6,105)	(19,526)	(15,142)
Income from Continuing Operations Before Income Taxes	80,403	74,185	214,732	215,434
Provision for Income Taxes	23,997	22,966	64,515	66,936
Income from Continuing Operations	56,406	51,219	150,217	148,498
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	1,187	2,456	2,823
Gain from Sales of Discontinued Operations, net of tax	901	—	19,177	—
Discontinued Operations, net of tax	901	1,187	21,633	2,823
Net income before allocation to noncontrolling interests	57,307	52,406	171,850	151,321
Less: Noncontrolling interest in subsidiaries’ earnings	182	(134)	501	(123)
Net income attributable to common shareholders	$57,125	$52,540	$171,349	$151,444
Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.99	$0.88	$2.61	$2.55
Discontinued operations, net of tax	0.02	0.02	0.38	0.05
Net income attributable to common shareholders	$1.00	$0.91	$2.98	$2.60
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.97	$0.87	$2.56	$2.50
Discontinued operations, net of tax	0.02	0.02	0.37	0.05
Net income attributable to common shareholders	$0.99	$0.89	$2.93	$2.55
Average basic shares outstanding	57,123	58,048	57,565	58,202
Average diluted shares outstanding	57,873	59,058	58,435	59,330
Dividends per share	$0.28	$0.26	$0.80	$0.72

(a)	EPS amounts may not add due to rounding
See notes to Condensed Consolidated Financial Statements

Page2

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income before allocation to noncontrolling interests	$57,307	$52,406	$171,850	$151,321
Other comprehensive income (loss), net of tax
Currency translation adjustment	(733)	(53,124)	914	(11,240)
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	3,012	1,175	9,870	3,528
Other comprehensive income (loss)	2,279	(51,949)	10,784	(7,712)
Comprehensive income before allocation to noncontrolling interests	59,586	457	182,634	143,609
Less: Noncontrolling interests in comprehensive income (loss)	(174)	(217)	84	5
Comprehensive income attributable to common shareholders	$59,760	$674	$182,550	$143,604
See Notes to Condensed Consolidated Financial Statements.

Page3

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$280,536	$245,089
Accounts receivable, net	403,688	349,250
Current insurance receivable - asbestos	16,345	16,345
Inventories, net:
Finished goods	121,905	105,442
Finished parts and subassemblies	35,688	35,100
Work in process	66,265	74,608
Raw materials	142,987	145,539
Inventories, net	366,845	360,689
Current deferred tax asset	47,690	46,664
Other current assets	17,373	14,195
Total current assets	1,132,477	1,032,232
Property, plant and equipment:
Cost	802,711	802,057
Less: accumulated depreciation	531,327	517,911
Property, plant and equipment, net	271,384	284,146
Long-term insurance receivable - asbestos	199,264	208,952
Long-term deferred tax assets	236,083	265,849
Other assets	91,523	85,301
Intangible assets, net	129,328	146,227
Goodwill	812,453	820,824
Total assets	$2,872,512	$2,843,531
See Notes to Condensed Consolidated Financial Statements.

Page4

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2012	December 31, 2011
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,114	$1,112
Accounts payable	173,328	194,158
Current asbestos liability	100,943	100,943
Accrued liabilities	217,261	226,717
U.S. and foreign taxes on income	28,618	10,165
Total current liabilities	521,264	533,095
Long-term debt	399,048	398,914
Accrued pension and postretirement benefits	180,368	178,382
Long-term deferred tax liability	42,545	41,668
Long-term asbestos liability	722,962	792,701
Other liabilities	73,573	76,715
Total liabilities	1,939,760	2,021,475
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	199,661	189,294
Retained earnings	1,221,304	1,095,953
Accumulated other comprehensive loss	(82,311)	(93,512)
Treasury stock	(486,915)	(450,608)
Total shareholders’ equity	924,165	813,553
Noncontrolling interests	8,587	8,503
Total equity	932,752	822,056
Total liabilities and equity	$2,872,512	$2,843,531
Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(15,508,331)	(14,811,885)
Common stock outstanding	56,917,808	57,614,254
See Notes to Condensed Consolidated Financial Statements.

Page5

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30, 2012
	2012	2011
Operating activities:
Net income attributable to common shareholders	$171,349	$151,444
Noncontrolling interests in subsidiaries’ earnings	501	(123)
Net income before allocation to noncontrolling interests	171,850	151,321
Gain on divestitures	(29,445)	(4,258)
Restructuring - Non Cash	2,777	—
Depreciation and amortization	43,122	47,208
Stock-based compensation expense	12,860	11,132
Defined benefit plans and postretirement expense	14,769	5,403
Deferred income taxes	24,417	21,739
Cash used for working capital	(79,322)	(76,912)
Defined benefit plans and postretirement contributions	(4,463)	(17,054)
Environmental payments, net of reimbursements	(11,256)	(8,735)
Payments for asbestos-related fees and costs, net of insurance recoveries	(60,051)	(59,233)
Other	(6,005)	(5,617)
Total provided by operating activities	79,253	64,994
Investing activities:
Capital expenditures	(19,944)	(27,703)
Proceeds from disposition of capital assets	2,254	4,720
Payment for acquisition, net of cash acquired	—	(35,594)
Proceeds from divestitures	53,599	1,000
Total provided by (used for) investing activities	35,909	(57,577)
Financing activities:
Equity:
Dividends paid	(45,998)	(41,957)
Reacquisition of shares on open market	(49,991)	(49,999)
Stock options exercised - net of shares reacquired	8,426	19,937
Excess tax benefit from stock-based compensation	3,233	5,706
Debt:
Net decrease in short-term debt	—	(1,336)
Total used for financing activities	(84,330)	(67,649)
Effect of exchange rates on cash and cash equivalents	4,615	(1,526)
Increase (decrease) in cash and cash equivalents	35,447	(61,758)
Cash and cash equivalents at beginning of period	245,089	272,941
Cash and cash equivalents at end of period	$280,536	$211,183
Detail of cash used for working capital:
Accounts receivable	$(65,061)	$(73,631)
Inventories	(6,205)	(40,692)
Other current assets	(3,799)	(2,949)
Accounts payable	(20,891)	20,884
Accrued liabilities	(8,122)	(5,621)
U.S. and foreign taxes on income	24,756	25,097
Total	$(79,322)	$(76,912)
Supplemental disclosure of cash flow information:
Interest paid	$19,405	$18,903
Income taxes paid	$23,700	$15,914
See Notes to Condensed Consolidated Financial Statements.

Page6

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
Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired and whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets required under current accounting standards. The amendments are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows and disclosures when adopted.
In December 2011, the FASB issued amended guidance on the disclosure requirements on the offsetting of financial assets and liabilities. The amended disclosures will enable financial statement users to compare balance sheets prepared under accepted accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives instruments that are either offset in accordance with the U.S. GAAP offsetting guidance or subject to enforceable master netting arrangements or similar agreements. The amendments will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company is currently evaluating the impact of the amended guidance on its disclosures.

Page7

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
Financial information by reportable segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net sales
Aerospace & Electronics	$171,368	$172,216	$525,127	$505,690
Engineered Materials	56,956	53,101	169,603	175,034
Merchandising Systems	92,489	98,815	277,741	287,703
Fluid Handling	303,080	299,118	903,617	845,929
Controls	22,088	23,838	73,192	66,209
Total	$645,981	$647,088	$1,949,280	$1,880,565
Operating profit (loss) from continuing operations
Aerospace & Electronics	$39,833	$35,640	$116,834	$106,839
Engineered Materials	7,226	5,919	21,178	25,192
Merchandising Systems	9,496	10,845	23,324	22,632
Fluid Handling	42,892	39,870	108,920	111,474
Controls	2,844	3,789	10,513	8,892
Corporate	(15,707)	(15,773)	(46,511)	(44,453)
Total	86,584	80,290	234,258	230,576
Interest income	443	442	1,292	1,121
Interest expense	(6,618)	(6,474)	(20,114)	(19,525)
Miscellaneous - net	(6)	(73)	(704)	3,262	*
Income from continuing operations before income taxes	$80,403	$74,185	$214,732	$215,434
*  Primarily related to the sale of a building and the divestiture of a small product line in the three months ended March 31, 2011.

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Assets
Aerospace & Electronics	$509,210	$514,240
Engineered Materials	244,257	245,350
Merchandising Systems	431,750	408,857
Fluid Handling	971,884	909,265
Controls	39,813	64,162
Corporate	675,598	701,657
Total	$2,872,512	$2,843,531

Page8

	As of
	September 30,	December 31,
(in thousands)	2012	2011
Goodwill
Aerospace & Electronics	$203,579	$203,516
Engineered Materials	171,526	171,489
Merchandising Systems	202,161	197,719
Fluid Handling	220,135	220,111
Controls	15,052	27,990
Total	$812,453	$820,824
Note 3 - Discontinued Operations
On June 19, 2012, the Company sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $43.4 million, resulting in an after tax gain of $14.5 million, of which $0.9 million million was recorded in the third quarter. As a result, the Condensed Consolidated Statement of Operations presents Azonix as a discontinued operation.
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
The operating results of the discontinued operations for the three and nine months ended September 30, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net Sales	$—	$12,368	$25,544	$33,684
Income from discontinued operations before income taxes	$—	$1,826	$3,777	$4,343
Provision for income taxes	—	639	1,321	1,520
Income from discontinued operations, net of income taxes	$—	$1,187	$2,456	$2,823

Page9

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Income from continuing operations	$56,406	$51,219	$150,217	$148,498
Less: Non-controlling interest in subsidiaries’ earnings	182	(134)	501	(123)
Income from continuing operations attributable to common shareholders	56,224	51,353	149,716	148,621
Discontinued operations, net of tax	901	1,187	21,633	2,823
Net income attributable to common shareholders	$57,125	$52,540	$171,349	$151,444
Average basic shares outstanding	57,123	58,048	57,565	58,202
Effect of dilutive stock options	750	1,010	870	1,128
Average diluted shares outstanding	57,873	59,058	58,435	59,330
Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.99	$0.88	$2.61	$2.55
Discontinued operations, net of tax	$0.02	$0.02	$0.38	$0.05
Net income attributable to common shareholders	$1.00	$0.91	$2.98	$2.60
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.97	$0.87	$2.56	$2.50
Discontinued operations, net of tax	$0.02	$0.02	$0.37	$0.05
Net income attributable to common shareholders	$0.99	$0.89	$2.93	$2.55

(a)	EPS amounts may not add due to rounding
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.9 million and 1.0 million average options for the third quarter of 2012 and 2011, respectively, and 1.8 million and 0.8 million average options for the first nine months of 2012 and 2011, respectively).

Page10

Note 5 - Changes in Equity and Comprehensive Income
A summary of the changes in equity for the nine months ended September 30, 2012 and 2011 is provided below:

	Nine Months Ended September 30,
	2012			2011
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$813,553	$8,503	$822,056	$984,944	$8,086	$993,030
Dividends	(45,998)	—	(45,998)	(41,957)	—	(41,957)
Reacquisition on open market	(49,991)	—	(49,991)	(49,999)	—	(49,999)
Exercise of stock options, net of shares reacquired	7,958	—	7,958	19,907	—	19,907
Stock compensation expense	12,860	—	12,860	11,132	—	11,132
Excess tax benefit from stock based compensation	3,233	—	3,233	5,706	—	5,706
Net income	171,349	501	171,850	151,444	(123)	151,321
Other comprehensive income (loss)	11,201	(417)	10,784	(7,840)	128	(7,712)
Comprehensive income	182,550	84	182,634	143,604	5	143,609
Balance, end of period	$924,165	$8,587	$932,752	$1,073,337	$8,091	$1,081,428
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

	September 30, 2012	December 31, 2011
Currency translation adjustment	$65,824	$64,910
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit *	(148,135)	(158,422)
Accumulated other comprehensive loss	$(82,311)	$(93,512)

* Net of tax benefit of $71,874 and $76,179 for September 30, 2012 and December 31, 2011, respectively.
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
In July 2011, the Company completed the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million, and WTA has been integrated into the Company’s Fluid Handling segment. In connection with the WTA acquisition, the purchase price and recording of the transaction were based on valuation assessments. The allocation of the aggregate purchase price resulted in current assets of $8 million; property, plant, and equipment of $12 million; identified intangible assets of $9 million, which primarily consist of customer relationships; goodwill of $12 million; and current liabilities of $4 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s portfolio by providing valves with zero fugitive emissions used in severe service applications. The goodwill from this acquisition is deductible for tax purposes. The pro forma impact of this acquisition on the Company’s historical results of operations was not material.

Page11

Note 7 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2012, the Company had eleven reporting units.
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

Page12

Changes to goodwill are as follows:

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2012	December 31, 2011
Balance at beginning of period	$820,824	$810,285
Additions	—	10,900
Disposals	(13,966)	—
Adjustments to purchase price allocations	—	3,932
Currency translation	5,595	(4,293)
Balance at end of period	$812,453	$820,824

For the nine months ended September 30, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 3 on discontinued operations for further details. For the year ended December 31, 2011, the additions to goodwill represent the initial purchase price allocation related to WTA, and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac Industries, Inc. (“Merrimac”).
Changes to intangible assets are as follows:

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2012	December 31, 2011
Balance at beginning of period, net of accumulated amortization	$146,227	$162,636
Additions	—	5,980
Disposals	(3,789)	—
Amortization expense	(13,987)	(21,646)
Currency translation and other	877	(743)
Balance at end of period, net of accumulated amortization	$129,328	$146,227
For the nine months ended September 30, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 3 on discontinued operations for further details. For the year ended December 31, 2011, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA.
As of September 30, 2012, the Company had $129.3 million of net intangible assets, of which $30 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

Page13

A summary of intangible assets follows:

	Weighted Average Amortization
	Period of Finite	September 30, 2012			December 31, 2011
(in thousands)	Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.3	$87,931	$47,424	$40,507	$89,619	$46,286	$43,333
Customer relationships and backlog	11.9	140,402	71,195	69,207	146,291	66,256	80,035
Drawings	9.5	11,149	9,823	1,326	11,824	10,423	1,401
Other	14.2	50,655	32,367	18,288	52,155	30,697	21,458
Total	14.2	$290,137	$160,809	$129,328	$299,889	$153,662	$146,227
Amortization expense for these intangible assets is currently estimated to be approximately $4.3 million in total for the remaining quarter in 2012, $17.3 million in 2013, $14.9 million in 2014, $12.9 million in 2015, $12.0 million in 2016 and $37.9 million in 2017 and thereafter.
Note 8 - Accrued Liabilities
Accrued liabilities consist of:

	September 30, 2012	December 31, 2011
(in thousands)
Employee related expenses	$80,337	$97,297
Warranty	14,103	16,379
Other	122,821	113,041
Total	$217,261	$226,717
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

	Nine Months Ended	Year Ended
(in thousands)	September 30, 2012	December 31, 2011
Balance at beginning of period	$16,379	$19,198
Expense	5,004	6,759
Changes due to acquisitions/divestitures	(498)	11
Payments / deductions	(6,819)	(9,545)
Currency translation	37	(44)
Balance at end of period	$14,103	$16,379

Note 9 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2012, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

Page14

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2012	2011	2012	2011	2011
Beginning claims	57,559	56,403	58,658	64,839	64,839
New claims	933	1,088	2,720	2,946	3,748
Settlements	(253)	(283)	(800)	(886)	(1,117)
Dismissals	(1,467)	(849)	(3,983)	(10,539)	(11,059)
MARDOC claims*	1	2,213	178	2,212	2,247
Ending claims	56,773	58,572	56,773	58,572	58,658
* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of September 30, 2012, pursuant to an ongoing review process initiated by the Court, 26,575 claims were permanently dismissed, and 3,378 claims remain active (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”). The Company expects that more of the remaining 6,503 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues.

Of the 56,773 pending claims as of September 30, 2012, approximately 19,300 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 5,400 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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

On May 16, 2008, the Company received an adverse verdict in the Chief Brewer claim in Los Angeles, California. The amount of the judgment entered was $0.68 million plus interest and costs. The Company pursued an appeal in this matter, and on August 2, 2012 the California Court of Appeal reversed the judgment and remanded the matter to the trial court for entry of judgment notwithstanding the verdict in favor of the Company on the ground that this claim could not be distinguished factually from the Patrick O'Neil case decided in the Company's favor by the California Supreme Court.
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

Page15

On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  Plaintiffs have requested the Court to enter a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company has appealed.
On March 9, 2012, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' damages of $6.9 million; however, based on California court rules regarding allocation of damages, plaintiffs have requested the Court to enter a judgment in the amount of $0.8 million against the Company.  The Company plans to file post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2012 and 2011 totaled $73.5 million and $82.9 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2012 and 2011 totaled a $60.1 million net payment and $59.2 million net payment, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2012	2011	2012	2011	2011
Settlement / indemnity costs incurred (1)	$8.4	$12.0	$29.3	$42.1	$50.2
Defense costs incurred (1)	15.3	14.7	44.2	40.8	55.3
Total costs incurred	$23.8	$26.7	$73.5	$82.9	$105.5

Settlement / indemnity payments	$9.8	$20.2	$27.8	$41.7	$55.0
Defense payments	13.9	14.0	41.9	41.4	56.5
Insurance receipts	(2.8)	(10.6)	(9.7)	(23.9)	(32.2)
Pre-tax cash payments	$20.8	$23.6	$60.1	$59.2	$79.3

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2012, the Company has resolved (by settlement or dismissal) approximately 89,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $360 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2011, 2010 and 2009 was $4,123, $7,036 and $4,781 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in

Page16

the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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

Page17

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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. As of September 30, 2012, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2012. A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $824 million as of September 30, 2012. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2012 was $101 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and

Page18

interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $216 million as of September 30, 2012.
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

Page19

Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2012 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $53.7 million as of September 30, 2012, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2012, the Company has recorded a receivable of $12.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S.

Page20

Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. The draft remedial investigation, and revised human health risk assessment and baseline ecological risk reports are currently under review by FWS and GD-OTS respectively. A revised draft remedial investigation report was submitted in late December 2011, and GD-OTS is awaiting comments from FWS. Pending receipt of FWS’s review comments, it is unclear when a final remedial investigation report will be submitted. Work on interim deliverables for the feasibility study is underway, but outstanding issues with respect to the remedial investigation make it unlikely that a draft feasibility study will be submitted until, at the earliest 2013. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise with respect to the costs it has incurred in performing the AUS-OU remedial investigation and feasibility study, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the US government to consider participation in an allocation proceeding, it is possible that an allocation proceeding may go forward beginning after submission of the final remedial investigation report in late 2012. The Company does not believe it likely that any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed before late 2013. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at the Site. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. We are informed that the United States, GD-OTS and Schlumberger have resolved in principle their claims against each other and are in the process of agreeing upon the terms of a consent decree. Pending the submission of a consent decree, the court has stayed GD-OTS' and Schlumberger's claims against the third-party defendants, including the Company. It is unclear when any determination of the allocable share of the various PRPs, including the U.S. Government, will be completed. Nor is it possible at this time to reasonably estimate the amount of any obligation that the Company may have with respect to “Site 36.” The Company has notified its insurers of this potential liability
Other Proceedings
On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac's directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac's directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14,

Page21

2010, the court denied the plaintiff's motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants' motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties engaged in pre-trial discovery. Fact discovery closed in July 2012, and expert discovery, including the exchange of expert reports and depositions of expert witnesses, will close on November 30, 2012. Summary judgment motions are due to be submitted on or before January 15, 2013. The Company believes that it has valid defenses to the underlying claims raised in the complaint. The Company has given notice of this lawsuit to Merrimac's and the Company's insurance carriers and will seek coverage for any resulting loss. As of September 30, 2012, no loss amount has been accrued in connection with this lawsuit because a loss is not considered probable, nor can an amount be reasonably estimated.
The Company was defending a series of five consolidated lawsuits revolving around a fire that occurred in May 2003 at a chicken processing plant located near Atlanta, Georgia that destroyed the plant. The aggregate damages demanded by the plaintiff, consisting largely of an estimate of lost profits, were in excess of $260 million. The lawsuits alleged that certain fiberglass-reinforced plastic material manufactured by the Company that was installed inside the plant was unsafe in that it acted as an accelerant, causing the fire to spread rapidly, resulting in the total loss of the plant and property. The case was tried to jury, and at the conclusion of the seven-week trial, the jury found the Company not liable for any of the claims or damages alleged by the plaintiff. The plaintiff did not file an appeal, and the time to file an appeal has lapsed.
Pursuant to recently enacted regulations in New Jersey, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey, to determine if any contaminants (volatile organic compound vapors from groundwater) from the facility were present in those homes. The Company installed vapor mitigation equipment in three homes where contaminants were found. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 141 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the facility. It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because among other things, the extent of the environmental impact, consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.
A number of other lawsuits, claims and proceedings have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. While the outcome of litigation cannot be predicted with certainty, and some of these other lawsuits, claims or proceedings may be determined adversely to the Company, the Company does not believe that the disposition of any such other pending matters is likely to have a material impact on its financial condition or liquidity, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company's results of operations and cash flows for that period.
Other Commitments
The Company entered into a 7 year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $3.9 million as of September 30, 2012.

Page22

Note 10 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$3,131	$2,951	$29	$28	$10,121	$8,852	$87	$85
Interest cost	9,525	9,555	127	156	28,193	28,666	381	441
Expected return on plan assets	(12,832)	(12,585)	—	—	(38,492)	(37,757)	—	—
Amortization of prior service cost	102	105	(59)	(127)	302	314	(177)	(177)
Amortization of net loss (gain)	4,794	1,685	(21)	43	14,417	5,054	(63)	(75)
Net periodic cost	$4,720	$1,711	$76	$100	$14,541	$5,129	$228	$274
The Company expects, based on current actuarial calculations, to contribute approximately $5 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012, of which $3.3 million and $1.2 million have been contributed during the first nine months of 2012, respectively. The Company contributed $47.5 million to its defined benefit plans and $1.4 million to its other postretirement benefit plans in 2011. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 11 - Income Taxes

Effective Tax Rates

The Company's effective tax rates attributable to income from continuing operations are as follows:

	2012	2011
Three months ended September 30,	29.9%	31.0%
Nine months ended September 30,	30.1%	31.1%

The Company's effective tax rates attributable to income from continuing operations for the three and nine months ended September 30, 2012 are lower than those for the comparable prior year periods primarily due to:

•	Lower taxes on non-U.S. earnings in 2012, partially offset by

•	The statutory expiration of the U.S. federal credit for increasing research activities as of December 31, 2011.

The Company's effective tax rates attributable to income from continuing operations for the three and nine months ended September 30, 2012 are lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the statutory U.S. federal tax rate and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by net U.S. state taxes, and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits

During the three and nine months ended September 30, 2012, the Company's gross unrecognized tax benefits increased by $5.3 million and $6.5 million, respectively, primarily as a result of tax positions taken in both the current and prior periods. During the three and nine months ended September 30, 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $5.1 million and $6.3 million, respectively.

Page23

The Company recognizes interest related to uncertain tax positions in its income tax expense. During the three and nine months ended September 30, 2012, the total amount of interest (income) / expense related to unrecognized tax benefits recognized in the Company's consolidated statement of operations was $(0.1) million and $0.1 million, respectively. At both September 30, 2012 and December 31, 2011, the total amount of accrued interest expense related to unrecognized tax benefits recorded in the Company's consolidated balance sheet was $0.6 million.

As of September 30, 2012, it is reasonably possible that the Company's unrecognized tax benefits will decrease by $1.3 million during the next twelve months due to a combination of tax positions expected to be taken and the expiration of various statutes of limitations on assessment.

Income Tax Examinations

The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The U.S. Internal Revenue Service has completed its examinations of the Company's consolidated U.S. federal income tax returns through 2008. The Company's consolidated U.S. federal income tax returns for the years 2009 through 2011, together with those of acquired subsidiaries, remain open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2007. As of September 30, 2012, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2002 through 2009) and California (2007 and 2008). In addition, the Company is currently appealing an assessment in Canada (2007 through 2009).

The Company believes that adequate accruals have been provided for all jurisdictions' open years.
Note 12 - Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of September 30, 2012 and December 31, 2011:

(in thousands)	September 30, 2012	December 31, 2011
Long-term debt consists of:
5.50% notes due 2013 (a)	$199,862	$199,753
6.55% notes due 2036	199,186	199,161
Total long-term debt	$399,048	$398,914
Short-term borrowings	$1,114	$1,112

(a) As of September 30, 2012, the Company classified the notes which mature in 2013 as long-term debt due to the Company's intent to refinance on a long-term basis and the ability to utilize the existing 5-year $300 million Amended and Restated Credit Agreement.

Note 13 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2012, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $188 million and $155 million as of September 30, 2012 and December 31, 2011, respectively. The settlement of derivative contracts for the nine months ended September 30, 2012 and 2011 resulted in a net cash outflow of $13.0 million and a net cash inflow of $3.3 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows.
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

Page24

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$211	$—	$211	$—	$290	$—	$290
Liabilities:
Derivatives - foreign exchange contracts	$—	$400	$—	$400	$—	$6,060	$—	$6,060
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $425.2 million and $419.0 million at September 30, 2012 and December 31, 2011, respectively.
Note 15 - Restructuring
The Company recorded pre-tax restructuring charges of $14.7 million in the second quarter of 2012, including $13.8 million associated with repositioning actions designed to improve profitability largely beginning in 2013, primarily in the European portion of the Fluid Handling segment and a 0.9 million, net charge, related to the completion of previous restructuring actions. Related to these actions, in the third quarter of 2012, the Company recorded $0.2 million of additional restructuring charges as well as $1.2 million related to the write-down of inventory resulting from the closure of product lines which is included in cost of sales.
The restructuring charges associated with the repositioning actions included severance and other costs related to the planned closure of two small European plants, the transfer of certain manufacturing operations from higher cost to lower cost Company facilities and other staff reduction actions. The following table summarizes the accrual balances related to the restructuring charges:

Page25

(in millions)	June 30, 2012	Expense	Utilization	September 30, 2012
Severance	$11.6	$—	$(2.5)	$9.1
Other	0.1	0.2	(0.1)	0.2
	$11.7	$0.2	$(2.6)	$9.3

The Company expects the 2012 actions to result in workforce reductions of approximately 200 employees, or about 2% of the Company’s global workforce. The Company expects to incur additional restructuring and related charges of approximately $4 million during the fourth quarter of 2012 to complete these actions. The Company expects pre-tax cash payments of approximately $5 million in 2012 and an additional $10 million in 2013 pertaining to the restructuring charges, which the Company will fund with cash generated from operations.

Page26

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
The global economy remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a weak U.S. and European housing market, government budget reduction plans, concerns over the European sovereign debt crisis and slowing economies in China and India. Although a slower global economy is likely, we believe we are positioned to achieve profitable growth in 2012 through a combination of limited market growth and gains in market share, albeit at a reduced, year-over-year rate compared to 2011. As a result of our cautious outlook on the global economy, we expect sales in 2012 from continuing operations to increase 4%.

In response to weak European economic conditions as well as opportunities to enhance our cost structure in certain businesses, through the third quarter of 2012, we have recorded $14.9 million of pre-tax restructuring charges and $1.2 million of related charges associated with repositioning actions designed to improve profitability, primarily in the European portion of the Fluid Handling segment and, to a lesser extent, in our Engineered Materials and Merchandising Systems segments. We expect to record an additional $4 million of pre-tax charges in the fourth quarter related to these initiatives. We expect pre-tax cash payments of approximately $5 million for 2012 and an additional $10 million in 2013 pertaining to the restructuring charges, which we will fund with cash generated from operations. We expect approximately $12 million in annualized pre-tax savings associated with these initiatives to commence in 2013.

Page27

Aerospace & Electronics
For the remainder of 2012, we believe market conditions in the aerospace industry will remain generally positive and, accordingly, we expect to achieve higher full-year sales and profits than 2011 in our Aerospace Group. We continue to expect that OEM sales will benefit from higher build rates for large commercial aircraft, new products and an expanded global sales force, but we remain cautious about aftermarket sales. We continue to forecast reasonably stable results for the balance of 2012 for our Electronics Group despite concerns about defense spending, as we continue to expect growth in our commercial business, which comprises about 39% of Electronics sales, to offset a slight decline in defense related sales.
Engineered Materials
In our Engineered Materials segment, we continue to see challenging end market conditions, particularly in Europe, and in response, we recorded year-to-date restructuring and related charges of $2.8 million in connection with closing a small facility in England. We expect to incur an additional $1 million of charges related to these actions in the fourth quarter. Although year to date sales are favorable compared to the prior year period, given current economic conditions, we are cautious about RV-related demand, and we expect commercial construction activity to remain weak. We continue to expect a modest decline in sales volume and lower operating profit for the full year 2012.
Merchandising Systems
For the full year 2012, we continue to expect relatively flat sales for our Merchandising Systems segment, reflecting modest core growth offset by unfavorable foreign exchange translation. In Payment Solutions, we expect core sales to increase modestly due to a gradual improvement in market demand for new products. In Vending Solutions, we expect sales to remain close to 2011 levels, reflecting continued economic uncertainty. As part of our repositioning actions, we are consolidating the manufacturing of certain products and optimizing engineering resources within our Payment Solutions business. In connection with these initiatives, restructuring charges of $0.7 million were recorded in the first nine months of 2012 and $1.6 million was related to previous restructuring actions. Full year operating profit in 2012 is expected to improve, led by productivity initiatives across the segment.
Fluid Handling
For 2012, in our Fluid Handling segment, we continue to expect sales growth over 2011 levels primarily led by recovery in our Energy and ChemPharma business units, which are benefiting from exposure to their late cycle end markets and strong sales growth from our Canadian distribution business. We expect an unfavorable impact from foreign exchange translation. While we expect maintenance, repair & overhaul (“MRO”) as well as project businesses to be improved over 2011, activity has recently slowed. Market conditions in Europe remain depressed, particularly for certain short cycle portions of the Fluid Handling segment, reflecting economic uncertainty. In addition, demand from global markets has softened, with some customers delaying delivery dates. In response to these weaker end market conditions and opportunities to reduce cost at certain European facilities, we recorded $11.6 million of pre-tax restructuring and related charges through the third quarter related to the transfer of certain manufacturing operations from higher cost to lower cost Company facilities and other staff reduction actions. We expect to incur an additional $3 million of charges related to these actions in the fourth quarter. We expect only a modest improvement in operating profit from continuing operations over 2011.

Controls
In our Controls segment, we continue to expect higher sales and operating profit from continuing operations in 2012, compared to 2011, driven by the stronger performance in the first half of 2012.

Page28

Results from Continuing Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2012 versus the third quarter 2011, unless otherwise specified.
Third quarter of 2012 compared with third quarter of 2011

	Third Quarter		Change
(dollars in millions)	2012	2011	$	%
Net sales	$646.0	$647.1	$(1.1)	(0.2)%
Operating profit from continuing operations	86.6	80.3	6.3	7.8%
Restructuring and related charges*	1.4	—	1.4	NM
Operating margin from continuing operations	13.4%	12.4%
Other income (expense):
Interest income	0.4	0.4	—	0.2%
Interest expense	(6.6)	(6.5)	(0.1)	2.2%
Miscellaneous - net	—	(0.1)	0.1	(91.8)%
	(6.2)	(6.1)	(0.1)	1.2%
Income from continuing operations before income taxes	80.4	74.2	6.2	8.4%
Provision for income taxes	24.0	23.0	1.0	4.5%
Income from continuing operations	56.4	51.2	5.2	10.2%

* Restructuring and related charges are included in operating profit and operating margin.
Third quarter 2012 sales decreased $1.1 million compared to the third quarter of 2011. The impact of currency translation decreased reported sales by approximately $14.5 million, or 2.2%, as the U.S. dollar strengthened against other major currencies in the third quarter of 2012 compared to the third quarter of 2011. Core business sales for the third quarter increased approximately $13.4 million, or 2.1%. Net sales related to operations outside the U.S. were 41.2% and 42.7% of total net sales for the quarters ended September 30, 2012 and 2011, respectively.
Operating profit from continuing operations was $86.6 million in the third quarter 2012 compared to $80.3 million in the same period of 2011. The increase in operating profit reflected improved performances in our Aerospace & Electronics, Fluid Handling and Engineered Materials segments, partially offset by declines in our Merchandising Systems and Controls segments. Operating profit margins were 13.4% in the third quarter of 2012, compared to 12.4% in the comparable period in 2011. Operating profit in the third quarter of 2012 included restructuring and related charges of $1.4 million associated with repositioning actions designed to improve profitability beginning in 2013.
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

Our effective tax rate attributable to income from continuing operations was 29.9% in the third quarter of 2012 compared to 31.0% in the third quarter of 2011 as a result of lower taxes on non-U.S. earnings in 2012, partially offset by the statutory expiration of the U.S. federal credit for increasing research activities as of December 31, 2011.

Page29

Results from Discontinued Operations – Three Month Periods Ended September 30

	Three Months Ended September 30,
(dollars in millions)	2012	2011
Income from Continuing Operations	$56.4	$51.2
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	1.2
Gain from Sales of Discontinued Operations, net of tax	0.9	—
Discontinued Operations, net of tax	0.9	1.2
Net income before allocation to noncontrolling interests	$57.3	$52.4
For the three months ended September 30, 2012 and 2011, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. On June 19, 2012, we sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $43.4 million, resulting in an after tax gain of $14.5 million, of which $0.9 million was recorded in the third quarter. On June 28, 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million.
Segment Results of Continuing Operations Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.
Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2012	2011
Sales	$171.4	$172.2	$(0.8)	(0.5)%
Operating profit	$39.8	$35.6	$4.2	11.8%
Operating margin	23.2%	20.7%
The third quarter 2012 sales decrease of $0.8 million reflected sales decreases of $0.1 million and $0.7 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $4.2 million, or 11.8%, in the third quarter of 2012 when compared to the same period in the prior year, driven by operating profit and margin improvement in the Aerospace Group which more than offset a slight decrease in operating profit in the Electronics Group.
Aerospace Group sales of $106.4 million were essentially flat compared to the prior year period. Original equipment manufacturers ("OEM") product sales were approximately equal to the prior year, reflecting an increase in sales to large aircraft manufacturers and business jet OEMs offset by a decline in sales to regional aircraft manufacturers. The aftermarket sales were also flat compared to the prior year reflecting a decline in spares revenue which offset higher sales associated with modernization and upgrade programs, and an increase in our repair and overhaul business. During the third quarter of 2012, sales to OEMs and sales to aftermarket customers were 59.0% and 41.0%, respectively, of total sales, compared to 58.8% and 41.2%, respectively, in the same period last year. Aerospace operating profit increased by $5.0 million in the third quarter of 2012, compared to the third quarter of 2011, due to improved mix within our OEM business, strong productivity gains and lower engineering spending, in part, due to the timing of certain development programs.
Electronics Group sales of $65.0 million decreased $0.7 million, or 1.1%, from $65.7 million in the prior year period reflecting lower Power Solution sales, partially offset by increases in Microwave and Microelectronic sales. Operating profit decreased $0.8 million compared to the third quarter of 2011.

Page30

Engineered Materials

	Third Quarter		Change
(dollars in millions)	2012	2011
Sales	$57.0	$53.1	$3.9	7.3%
Operating profit	$7.2	$5.9	$1.3	22.1%
Restructuring and related charges*	$1.1	$—
Operating margin	12.7%	11.1%
* Restructuring and related charges are included in operating profit and operating margin.

Third quarter 2012 sales of $57.0 million increased $3.9 million, or 7.3%, reflecting higher sales to our recreation vehicle ("RV") customers, partially offset by lower sales to our international and transportation-related customers. We experienced a 26.6% sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV related applications as RV OEM build rates remained strong in the third quarter. Sales to our international customers declined 20.7%. Sales to our building product customers were flat, reflecting continued soft commercial construction markets. Transportation-related sales declined 6.2%, reflecting difficult market and competitive conditions. Operating profit in the third quarter of 2012 increased $1.3 million, or 22.1%, primarily as a result of the higher sales and effective cost controls. Operating profit in the third quarter of 2012 included restructuring and related charges of $1.1 million ($0.9 million was related to the write-down of inventory resulting from the closure of a product line which is included in cost of sales). Our restructuring and related actions include the closure of a small manufacturing facility in the United Kingdom, which had total sales of $8 million in 2011.
Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2012	2011
Sales	$92.5	$98.8	$(6.3)	(6.4)%
Operating profit	$9.5	$10.8	$(1.3)	(12.4)%
Operating margin	10.3%	11.0%

Third quarter 2012 sales decreased $6.3 million, or 6.4%, reflecting a core sales decrease of $4.0 million, or 4.0% and unfavorable foreign currency translation of $2.3 million, or 2.4%. Sales were lower primarily in our Vending Solutions business, and to a lesser extent in our Payment Solutions business as the impact of unfavorable foreign exchange more than offset higher core sales. Sales decreased in our Vending Solutions business, primarily related to our bottler customers and in our Payment Solutions business resulting from unfavorable foreign currency translation. Operating profit in the third quarter of 2012 decreased $1.3 million, or 12.4%, reflecting the impact of the lower sales in Vending and Payment Solutions.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2012	2011
Sales	$303.1	$299.1	$4.0	1.3%
Operating profit	$42.9	$39.9	$3.0	7.6%
Restructuring and related charges*	$0.2	$—
Operating margin	14.2%	13.3%
* Restructuring and related charges are included in operating profit and operating margin.

Third quarter 2012 sales increased $4.0 million, or 1.3%, including an increase in core sales of $15.3 million, or 5.1%, partially offset by unfavorable foreign currency exchange of $11.3 million, or 3.8%. The core sales performance primarily reflected sales growth in our Crane Supply business, as well as our later, long cycle ChemPharma business. Operating profit in the third

Page31

quarter of 2012 increased $3.0 million, or 7.6%, reflecting better project execution, price increases and improved productivity.
Controls

	Third Quarter		Change
(dollars in millions)	2012	2011
Sales	$22.1	$23.8	$(1.8)	(7.3)%
Operating profit	$2.8	$3.8	$(0.9)	(24.9)%
Operating margin	12.9%	15.9%
The third quarter 2012 sales decrease of $1.8 million, or 7.3%, reflected lower sales volume. Operating profit decreased $0.9 million, or 24.9%, reflecting deleverage of the lower sales volume.

Page32

Results from Continuing Operations – Nine Month Periods ended September 30

All comparisons below refer to the first nine months of 2012 versus the first nine months of 2011, unless otherwise specified.
Year-to-date period ended September 30, 2012 compared to year-to-date period ended September 30, 2011

	Year-to-Date		Change
(dollars in millions)	2012	2011	$	%
Net sales	$1,949.3	$1,880.6	$68.7	3.7%
Operating profit from continuing operations	234.3	230.6	3.7	1.6%
Restructuring and related charges*	16.1	—	16.1	NM
Operating margin from continuing operations	12.0%	12.3%
Other income (expense):
Interest income	1.3	1.1	0.2	17.8%
Interest expense	(20.1)	(19.5)	(0.6)	3.1%
Miscellaneous - net	(0.7)	3.3	(4.0)	(122.6)%
	(19.5)	(15.1)	(4.4)	29.1%
Income from continuing operations before income taxes	214.7	215.4	(0.7)	(0.3)%
Provision for income taxes	64.5	66.9	(2.4)	(3.6)%
Income from continuing operations	$150.2	$148.5	$1.7	1.1%
* Restructuring and related charges are included in operating profit and operating margin.

 Year to date 2012 sales increased $68.7 million, or 3.7%, over the same period in 2011. Year to date 2012 core business sales increased approximately $95.1 million, or 5.1%. Year to date 2012 sales increased $11.7 million, or 0.6%, due to the impact of acquisitions. The impact of currency translation decreased reported sales by approximately $38.1 million, or 2.0%, as the U.S. dollar strengthened against other major currencies in the first nine months of 2012 compared to the same period in 2011. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2012 and 2011 were 41.1% and 41.6% of total net sales, respectively.
Operating profit was $234.3 million in the first nine months of 2012, compared to $230.6 million in the comparable period of 2011. The increase in operating profit reflects improved performance in our Aerospace & Electronics, Controls and Merchandising Systems segments, partially offset by declines in our Engineered Materials and Fluid Handling segments. Operating profit includes restructuring and related charges of $16.1 million in 2012. Operating profit margins were 12.0% in the first nine months of 2012, compared to 12.3% in the comparable period of 2011.
Miscellaneous – net decreased by $4.0 million in the first nine months of 2012 compared to the same period of 2011. The decrease primarily reflected the absence of a net gain primarily associated with the sale of a building in Ontario, Canada in 2011 and the divestiture of a small product line in 2011.

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

Our effective tax rate attributable to income from continuing operations was 30.1% in the first nine months of 2012 compared to 31.1% in the first nine months of 2011 as a result of lower taxes on non-U.S. earnings in 2012, partially offset by the statutory expiration of the U.S. federal credit for increasing research activities as of December 31, 2011.
Order backlog was $772.3 million at September 30, 2012, compared with $778.0 million (includes $11.5 million related to businesses divested in June 2012) at December 31, 2011 and $801.0 million (includes $13.7 million related to businesses divested in June 2012) at September 30, 2011.

Page33

Results from Discontinued Operations – Nine Month Periods Ended September 30

	Nine Months Ended
	September 30,
(dollars in millions)	2012	2011
Income from Continuing Operations	$150.2	$148.5
Discontinued Operations:
Income from Discontinued Operations, net of tax	2.5	2.8
Gain from Sales of Discontinued Operations, net of tax	19.2	—
Discontinued Operations, net of tax	21.6	2.8
Net income before allocation to noncontrolling interests	$171.8	$151.3
For the nine months ended September 30, 2012 and 2011, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. The sale of Azonix resulted in an after-tax gain of $14.5 million, of which $0.9 million was reported in the third quarter. In the nine months ended September 30, 2012, Azonix had sales and pre-tax profit from operations of $17.1 million and $2.5 million, respectively. The sale of our valve service center in Houston, Texas resulted in an after-tax gain of $4.6 million. In the nine months ended September 30, 2012, our valve service center in Houston, Texas, had sales and pre-tax profit from operations of $8.4 million and $1.3 million, respectively.
Segment Results of Continuing Operations – Nine Month Periods ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.
Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$525.1	$505.7	$19.4	3.8%
Operating profit	$116.8	$106.8	$10.0	9.4%
Operating margin	22.2%	21.1%
The year to date 2012 sales increase of $19.4 million, or 3.8%, reflected sales increases of $16.9 million and $2.5 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $10.0 million, or 9.4%, in the first nine months of 2012 when compared to the same period in the prior year, driven by sales growth and margin improvement in the Aerospace Group which more than offset a decrease in the Electronics Group.

Year to date Aerospace Group sales of $325.9 million increased $16.9 million, or 5.5%, from $309.0 million in the prior year period. The increase was largely attributable to higher OEM product sales of 7.2% and higher aftermarket product sales of 3.1%. The OEM sales increase reflects higher commercial product sales associated with business jet and large aircraft manufacturers. The aftermarket sales increase reflects modernization and upgrade and repair and overhaul product sales. During the nine months of 2012, sales to OEMs and sales to aftermarket customers were 59.3% and 40.7%, respectively, of total sales, compared to 58.3% and 41.7%, respectively, in the same period last year. Operating profit increased by $12.4 million in the first nine months of 2012, compared to the same period in the prior year primarily due to lower engineering expense and the leverage on the higher sales volume.
Year to date Electronics Group sales of $199.2 million increased $2.5 million, or 1.3%, from $196.7 million in the prior year period. The increase was driven by higher Power Solution and Microwave sales offsetting a decline in Microelectronic sales. Operating profit decreased by $2.4 million in the first nine months of 2012, compared to the first nine months of 2011, primarily reflecting the impact of lower microelectronic sales and lower margins.
The Aerospace & Electronics segment backlog was $392.9 million at September 30, 2012, compared with $410.8 million at December 31, 2011 and $409.3 million at September 30, 2011.

Page34

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$169.6	$175.0	$(5.4)	(3.1)%
Operating profit	$21.2	$25.2	$(4.0)	(15.9)%
Restructuring and related charges*	$2.2	$—
Operating margin	12.5%	14.4%
* Restructuring and related charges are included in operating profit and operating margin.

Year to date 2012 sales decreased $5.4 million, or 3.1%, reflecting lower sales to transportation-related and international customers and, to a lesser extent, building product customers, partially offset by higher sales to RV manufacturers. Sales to our transportation-related customers decreased by 19.0%, sales to our international customers decreased 24.1%, sales to our building products customers decreased 0.7% and sales to RV manufacturers increased 6.3%. Operating profit in the first nine months of 2012 decreased $4.0 million, or 15.9%, primarily as a result of lower sales and restructuring and related charges of $2.2 million recorded in the nine months ended September 30, 2012 ($0.9 million was related to the write-down of inventory resulting from the closure of a product line which is included in cost of sales).
The Engineered Materials segment backlog was $11.4 million at September 30, 2012, compared with $11.1 million at December 31, 2011 and $9.9 million at September 30, 2011.
Merchandising Systems

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$277.7	$287.7	$(10.0)	(3.5)%
Operating profit	$23.3	$22.6	$0.7	3.1%
Restructuring and related charges*	$2.3	$—
Operating margin	8.4%	7.9%
* Restructuring and related charges are included in operating profit and operating margin.

Year to date 2012 sales decreased $10.0 million, or 3.5%, including unfavorable foreign currency translation of $6.5 million, or 2.3%, and to a lesser extent a decline in core sales of $3.5 million, or 1.2%. Sales were lower in both our Payment Solutions and Vending Solutions businesses. Segment operating profit for the first nine months of 2012 increased $0.7 million, or 3.1%, over the same period in 2011, reflecting solid productivity gains and the absence of a non-recurring purchase accounting charge associated with our Money Controls acquisition in 2011 which offset the impact of lower sales, restructuring and related charges recorded in the second quarter of 2012, and the costs to settle a lawsuit in the first quarter of 2012.
The Merchandising Systems segment backlog was $20.0 million at September 30, 2012, compared with $15.2 million at December 31, 2011 and $20.9 million at September 30, 2011.

Page35

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$903.6	$845.9	$57.7	6.8%
Operating profit	$108.9	$111.5	$(2.6)	(2.3)%
Restructuring and related charges*	$11.6	$—
Operating margin	12.1%	13.2%
* Restructuring and related charges are included in operating profit and operating margin.

Year to date 2012 sales increased $57.7 million, or 6.8%, including an increase in core sales of $75.4 million, or 8.9%, and a sales increase resulting from the acquisition of WTA of $11.8 million, or 1.4%, offset by unfavorable foreign currency exchange of $29.5 million, or 3.5%. The core sales performance primarily reflected sales growth in our later, long cycle Energy and ChemPharma businesses due to strong demand in the North America chemical industry as well as higher sales in our Crane Supply business resulting from increases in commercial construction and mining activity in Canada. Operating profit in the first nine months of 2012 decreased $2.6 million, or 2.3%, reflecting restructuring and related charges of $11.6 million in the first nine months of 2012, throughput inefficiencies and higher manufacturing costs in certain European manufacturing operations, partially offset by higher sales.
The Fluid Handling segment backlog was $330.8 million at September 30, 2012, compared with $313.7 million (includes $1.9 million related to a divested business) at December 31, 2011 and $328.8 million (includes $1.9 million related to a divested business) at September 30, 2011.
Controls

	Year-to-Date		Change
(dollars in millions)	2012	2011
Sales	$73.2	$66.2	$7.0	10.5%
Operating profit	$10.5	$8.9	$1.6	18.2%
Operating margin	14.4%	13.4%
The year to date 2012 sales increase of 7.0 million, or 10.5%, reflected improvement in transportation and oil and gas related demand in the first half of 2012. Operating profit increased $1.6 million, or 18.2%, reflecting leverage on the higher sales.
The Controls segment backlog was $17.3 million at September 30, 2012, compared with $27.1 million (includes $9.6 million related to a divested business) at December 31, 2011 and $32.1 million (includes $11.8 million related to a divested business) at September 30, 2011.

Page36

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents increased by $36 million to $281 million at September 30, 2012 compared with $245 million at December 31, 2011. Our current cash balance, together with cash we expect to generate from future operations and the ability to utilize our existing committed revolving credit facility, are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding, as of September 30, 2012, under our five-year $300 million Amended and Restated Credit Agreement, which expires in May 2017, as we entered into an updated five-year revolving credit agreement in the second quarter of this year. Senior unsecured notes having an aggregate principal amount of $200 million will mature in the third quarter of 2013. These notes have been presented in the accompanying condensed consolidated balance sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. There are no other significant debt maturities coming due until 2036.
We have approximately $248 million of cash held by our non-U.S. subsidiaries as of September 30, 2012, which is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $79.3 million in the first nine months of 2012, an increase of $14.3 million compared to the first nine months of 2011. The increase resulted primarily from lower defined benefit plans and postretirement contributions, partially offset by higher working capital requirements to support higher sales as well as higher environmental payments. Net asbestos-related payments in the first nine months of 2012 and 2011 were $60.1 million and $59.2 million, respectively.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash provided by investing activities was $35.9 million in the first nine months of 2012, compared to cash used for investing activities of $57.6 million in the comparable period of 2011. The increase in cash provided by investing activities was primarily due to the proceeds of $53.6 million from divested businesses in our Fluid Handling and Controls segments and a decrease in capital spending of $7.8 million to $19.9 million in the first nine months of 2012 compared to $27.7 million in the first nine months of 2011, partly offset by the absence of proceeds received from the sale of a building in Ontario, Canada, in 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approach $30 million for the full-year in 2012.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $84.3 million during the first nine months of 2012 compared to $67.6 million used during the first nine months of 2011. The increase of cash used for financing activities during the first nine months of 2012 was driven by lower net proceeds received from employee stock option exercises of $11.5 million and an increase in dividends paid of $4.0 million. The first nine months of 2012 included a repurchase of 1,271,592 shares of our common stock at a cost of $50 million compared to a repurchase of 1,056,200 shares of our common stock at a cost of $50 million in the comparable period in 2011.

Page37

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Page38

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Page39

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2011. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - 31, 2012	—	$—	—	—
August 1 - 31, 2012	499,267	40.03	—	—
September 1 - 30, 2012			—	—
Total	499,267	$40.03	—	—
The table above only relates to the open-market repurchases of our common stock during the quarter. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Page40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 2, 2012	By	/s/ Eric C. Fast
Eric C. Fast
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 2, 2012	Richard A. Maue
Vice President,
Principal Accounting Officer

Page41

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Page42