Form 10-K
period 2012-12-31
CRANE CO /DE/
filed 2013-02-26
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
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
Yes    ☐         No    ☒
Based on the closing stock price of $36.38 on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $1,700,765,946
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,345,715 at January 31, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 22, 2013 are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains information about us, some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes”, “contemplates”, “expects”, “may”, “will”, “could”, “should”, “would”, or “anticipates”, other similar phrases, or the negatives of these terms.
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

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully integrate our pending acquisition and to realize synergies and opportunities for growth and innovation;

•	Our ability to successfully value acquisition candidates;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	A reduction in congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our government contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims;

•	The outcome of restructuring and other cost savings initiatives;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	The effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

1

Part I
Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.
We are a diversified manufacturer of highly engineered industrial products. Comprised of five segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems, Fluid Handling and Controls – our businesses give us a substantial presence in focused niche markets, allowing us to pursue attractive returns and excess cash flow. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.
Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.
Our strategy is to grow the earnings and cash flows of niche businesses with leading market shares, acquire businesses that fit strategically with existing businesses, successfully develop new products, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on productivity and continuous improvement, continue to attract and retain a committed management team whose interests are directly aligned with those of our shareholders and maintain a focused, efficient corporate structure.
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
We employ approximately 10,500 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 41% and 43% in 2012 and 2011, respectively. For more information regarding our sales and assets by geographical region, see Part II, Item 8 under Note 14, “Segment Information,” to the Consolidated Financial Statements.
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
Aerospace & Electronics
The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. This segment supplies critical components and systems, including original equipment and aftermarket parts, for both the commercial and military aerospace industries. The commercial market accounted for approximately 63% of segment sales in 2012, while sales to the military market were approximately 37% of total sales.
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

Page2

(companies which make products specifically for an aircraft manufacturer), airlines, governments and aircraft maintenance, repair and overhaul (“MRO”) organizations. Manufacturing for Landing Systems is located in Burbank, California.
The Sensing and Utility Systems solution set includes custom position indication and control systems, proximity sensors, and pressure sensors for the commercial business, regional and general aviation, military, maintenance, repair and overhaul ("MRO") and electronics markets. These products are custom designed for specific aircraft to meet technically demanding requirements of the aerospace industry. Our Sensing and Utility Systems products are manufactured at facilities in Lynnwood, Washington and Lyon, France.
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
Our Power solution set includes custom low voltage and high voltage power supplies, miniature (hybrid) power modules, battery charging systems, transformer rectifier units, high power traveling wave tube (“TWT”) transmitters and power for TWT and solid state transmitters and amplifiers for a broad array of applications predominantly in the defense, commercial aerospace and space markets. These products are used to provide power for avionics, weapons systems, radar, electronic warfare suites, communications systems, data links, aircraft utilities systems, emergency power, bulk ac/dc power conversion and motor pulse power. Products range from standard modules to full custom designed power management and distribution systems. We supply our products to commercial aerospace and space prime contractors, Tier 1 integrators and U.S. Department of Defense prime contractors and foreign allied defense organizations. Facilities are located in Redmond and Lynnwood, Washington; Ft. Walton Beach, Florida; and Kaohsiung, Taiwan.
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
The Aerospace & Electronics segment employed approximately 2,700 people and had assets of $510 million at December 31, 2012. The order backlog totaled $378 million and $411 million at December 31, 2012 and 2011, respectively.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic panels for the transportation industry, in refrigerated and dry-van trailers and truck bodies, RVs, industrial building applications and the commercial construction industry for food processing, restaurants and supermarket applications. Engineered Materials sells the majority of its products directly to trailer and RV manufacturers and uses distributors and retailers to serve the commercial construction market. Manufacturing facilities are located in Joliet, Illinois; Jonesboro, Arkansas; Florence, Kentucky and Goshen, Indiana.
The Engineered Materials segment employed approximately 620 people and had assets of $237 million at December 31, 2012. The order backlog totaled $13 million and $11 million at December 31, 2012 and 2011, respectively.
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

Page3

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
The Merchandising Systems segment employed approximately 1,680 people and had assets of $409 million at December 31, 2012. Order backlog totaled $15 million at both December 31, 2012 and 2011.
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment, such as valves, lined pipe and pumps, for critical performance applications that require high reliability. The segment operates through vertically focused end-market businesses consisting of the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply.
The Valve Group business includes: Crane ChemPharma & Energy Flow Solutions and Building Services & Utilities.
The Valve Group is a global manufacturer of critical on/off process valves for demanding applications in industrial end markets, as well as innovative valves, coupling and gas components for commercial construction and utilities end markets. Products and services include a wide variety of valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors, actuators and valve testing. Markets served include the chemical processing, pharmaceutical, oil and gas, power, nuclear, mining, water and wastewater, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes, Brownall, Resistoflex, Duochek and WTA. Facilities and sales/service centers are located in the United States, as well as in Australia, Austria, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Northern Ireland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and Wales.
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
The Fluid Handling segment employed approximately 4,900 people and had assets of $955 million at December 31, 2012. Order backlog totaled $327 million and $314 million at December 31, 2012 and 2011, respectively.
Controls
The Controls segment provides customer solutions for sensing and control applications and has special expertise in control solutions for difficult and hazardous environments. It includes two businesses: Barksdale (valves and pressure, temperature and level sensors) and Crane Environmental (specialized water purification solutions).
The Controls segment employed approximately 340 people and had assets of $39 million at December 31, 2012. Order backlog totaled $17 million and $27 million at December 31, 2012 and 2011, respectively.
Acquisitions
In December 2012, we entered into a Stock Purchase Agreement to purchase all of the outstanding equity interests of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”) for a purchase price of $820 million on a cash free and debt free basis. The purchase of MEI is contingent upon regulatory approvals and customary closing conditions. MEI, a leading provider of payment solutions for unattended transaction systems, serves customers in the transportation, gaming, retail, service payment and vending markets. MEI had sales of approximately $400 million in 2012 and will be integrated into our Payment Solutions business within our Merchandising Systems segment.
We have completed five acquisitions since the beginning of 2008.
In July 2011, we completed the acquisition of W. T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications, for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million, and WTA has been integrated into Crane ChemPharma & Energy Flow Solutions within our Fluid Handling segment. Goodwill for this acquisition amounted to $12 million.

Page4

During 2010, we completed two acquisitions at a total cost of approximately $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $51 million.
In December 2010, we completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 full-year sales were approximately $64 million, and the purchase price was approximately $90 million, net of cash acquired of $3 million. Money Controls has been integrated into the Payment Solutions business within our Merchandising Systems segment.
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
In December 2008, we acquired all of the capital stock of the Krombach Group of Companies (“Krombach”). Krombach is a leading manufacturer of specialty valve flow solutions for the power, oil and gas, and chemical markets. Krombach’s 2008 full year sales were approximately $100 million, and the purchase price was $51 million in cash and the assumption of $17 million of net debt. Krombach has been integrated into the Crane ChemPharma & Energy Flow Solutions business within our Fluid Handling segment.
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
Divestitures
In June 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million. The service center had sales of $14 million in 2011 and is reported as discontinued operations on our Consolidated Statement of Operations.
In June 2012, we also sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $44.8 million. Azonix had sales of $32 million in 2011 and is reported as discontinued operations on our Consolidated Statement of Operations.
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

Page5

Research and Development
Research and development costs are expensed when incurred. These costs were $66.9 million, $64.2 million and $65.9 million in 2012, 2011 and 2010, respectively, and were incurred primarily by the Aerospace & Electronics segment.
Our Customers
No customer accounted for more than 10% of our consolidated revenues in 2012, 2011 and 2010.
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
Financing
In December 2012, we obtained $600 million of bank loan commitments in support of our pending acquisition of MEI. The commitments support a $200 million expansion of our current multi-year credit facility, which expires in May 2017, and an additional $400 million 364-day credit facility.
In May 2012, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points. Neither facility was used in 2012 and 2011, and our prior facility was only used for letter of credit purposes in 2010. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2012, our ratio was 30%.
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

Page6

holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest.
In September 2003, we issued $200 million of 5.50% notes that mature on September 15, 2013. The notes are unsecured, senior obligations with interest payable semi-annually on March 15 and September 15 of each year. These notes have been presented in the accompanying Consolidated Balance Sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. The notes have no sinking fund requirement but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or cross default provisions.
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

Page7

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since
Eric C. Fast	Chief Executive Officer	Chief Executive Officer and a Director since 2001 and President from 2001 to January 2013.	63	1999
Max H. Mitchell	President and Chief Operating Officer	President since January 2013. Chief Operating Officer since May 2011. Group President, Fluid Handling from 2005 to October 2012.	49	2004
Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since December 2011. Assistant Controller from August 2007 to December 2011.	43	2011
Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since May 2007.	57	2007
Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	61	1996
Bradley L. Ellis	Group President, Merchandising Systems	Group President, Merchandising Systems since 2003. Vice President, Crane Business System from March 2009 to December 2011.	44	2000
Elise M. Kopczick	Vice President, Human Resources	Vice President, Human Resources since 2001.	59	2001
Andrew L. Krawitt	Vice President, Treasurer	Vice President, Treasurer since 2006 and Principal Financial Officer from May 2010 to January 2013.	47	2006
Richard A. Maue	Vice President - Finance and Chief Financial Officer	Vice President - Finance and Chief Financial Officer since January 2013. Principal Accounting Officer since August 2007 and Controller from August 2007 to December 2011.	42	2007
Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	58	1989
Thomas J. Perlitz	Vice President, Corporate Strategy and Acting Group President, Aerospace	Acting Group President, Aerospace of Aerospace & Electronics effective January 2013. Vice President, Corporate Strategy since March 2009 and Group President, Controls since October 2008. Vice President, Operational Excellence from 2005 to March 2009.	44	2005
Louis V. Pinkham	Group President, Fluid Handling	Group President, Fluid Handling since October 2012. Senior Vice President, General Manager at Eaton Corp. (diversified power management company) from June 2011 to October 2012. Vice President, General Manager Eaton Corp. from 2008 to 2011.	41	2012
Kristian R. Salovaara	Vice President, Business Development	Vice President, Business Development since May 2011. Managing Director at FBR Capital Markets & Co. from September 2009 to May 2011. Founding Partner at Watch Hill Partners, LLC (investment banking firm) from 2004 to September 2009.	52	2011
Edward S. Switter	Vice President, Tax	Vice President, Tax since 2011. Director Global Tax from 2010 to 2011. Director of Tax from 2006 to 2010.	38	2011
Robert E. Tavares	Group President, Electronics	President, Electronics Group of Aerospace & Electronics since March 2012. President of EV2, North America from July 2011 to March 2012 . Vice President, Microwave Solutions, Electronics from September 2010 to July 2011. Vice President, General Manager Cobham M/A-COM Inc (technology solutions company) from 2008 to 2010.	51	2012

Page8

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

As of December 31, 2012, we were one of a number of defendants in cases involving 56,442 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

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
Over the past few years, market and economic conditions in the global economy have been highly challenging with slower economic growth and a variety of problems, including turmoil in the credit and financial markets, concerns regarding the stability and viability of major financial institutions, the state of the housing markets and volatility in fuel prices and worldwide stock markets. Restrictions on credit availability have and could continue to adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. Despite positive economic indicators seen since the beginning of 2011, the overall rate of recovery experienced during 2012 was uneven and uncertainty continues to exist over the stability of the recovery. Contributing factors include persistent high unemployment in the U.S. and Europe, a slow recovery of the U.S. and European housing market, government budget reduction plans, including the potential of mandatory reductions in U.S. defense spending. A return to unfavorable economic conditions, or even an increase in economic uncertainty, could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition. See “Specific Risks Relating to Our Business Segments”.

Page9

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
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in the business levels of these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our Aerospace businesses could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products. In our Fluid Handling segment, a slower recovery of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are canceled or delayed. Results at our Merchandising Systems segment could be affected by sustained low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs.

Page10

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
We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, in 2012, the Company recorded pre-tax restructuring and related charges of $20.6 million associated with repositioning actions designed to improve profitability beginning in 2013, primarily in the European portion of the Fluid Handling segment. However, our failure to respond to potential declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.
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
We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations, such as the recent acquisitions of WTA and Money Controls or the pending acquisition of MEI involves significant risks and uncertainties, including:

•	Maintenance of uniform standards, controls, policies and procedures;

•	Distraction of management’s attention from normal business operations during the integration process;

•	Unplanned expenses associated with the integration efforts; and

•	Unidentified issues not discovered in the due diligence process, including legal contingencies.

Page11

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
Net sales and assets related to our operations outside the United States were 41% and 34% in 2012, respectively, of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, declines in foreign currency exchange rates, primarily the Euro, the British Pound or the Canadian Dollar, could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. Dollars for reporting purposes.
We are dependent on key personnel, and we may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Certain of our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. We may have difficulty retaining such personnel or locating and hiring additional qualified personnel. The loss of the services of any of our key personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could impact our results of operations in a materially adverse manner.
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

Page12

Specific Risks Relating to Our Business Segments
Aerospace & Electronics
Our Aerospace & Electronics segment is particularly affected by economic conditions in the commercial and military aerospace industries which are cyclical in nature and affected by periodic downturns that are beyond our control. Although the operating environment faced by commercial airlines generally continued to improve through 2012, uncertainty continues to exist. The principal markets for manufacturers of commercial aircraft are large commercial airlines, which could be adversely affected by a number of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, worldwide airline profits, terrorism, pandemic health issues and general economic conditions. Our commercial business is also affected by the market for business jets which could be adversely impacted by a decline in business travel due to lower corporate profitability. In addition, a portion of this segment’s business is conducted under U.S. government contracts and subcontracts; therefore, a reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business. Specifically, if the U.S. Congress fails to agree on a deficit reduction plan, mandatory reductions in defense are required under the law. The extent and scope of these cuts is difficult to assess at this time. Any decrease in demand for new aircraft or equipment or use of existing aircraft and equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operation. Our sales to military customers are also affected by continued pressure on U.S. and global defense spending and the level of activity in military flight operations. Furthermore, due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot predict the economic conditions that will exist when any new product is complete. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.
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

Engineered Materials
In our Engineered Materials segment, sales and profits could fall if there were a decline in demand or a loss in market share for products used for trucks, trailers, RVs and building product applications for which our business produce fiberglass panels. In addition, profits could also be adversely affected by further increases in resin and fiberglass material costs, by the loss of a principal supplier or by an inability on the part of the business to maintain product cost and functionality advantages when compared to competing materials.

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

Fluid Handling
The markets for our Fluid Handling businesses’ products and services are fragmented and highly competitive. We compete against large and well established national and global companies, as well as smaller regional and local companies. While we compete based on technical expertise, timeliness of delivery, quality and reliability, the competitive influence of pricing has broadened as a result of the generally weaker global economy. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. Additionally, volatility in commodity prices could negatively affect the level of these activities as could continued postponement of capital spending decisions or the delay or cancellation of projects. While we experienced a gradual continued recovery in 2012, orders in the fourth quarter of 2012 were weaker due to project delays, which could adversely affect our

Page13

future operating results. In addition, to the extent we do not achieve targeted cost savings in connection with our 2012 repositioning actions, our operating results would also be adversely affected.
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

Controls
A number of factors could affect operating results of these businesses. Lower sales and earnings could result if our businesses cannot maintain their cost competitiveness, encounter delays in introducing new products or fail to achieve their new product sales objectives. Results could decline because of an unanticipated decline in demand for the businesses’ products from the industrial machinery, oil and gas or heavy equipment industries.

Page14

Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.

	Number of Facilities - Owned
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Controls		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	8	829,000	4	644,000	2	568,000	5	676,000	2	148,000	—	—	21	2,865,000
Canada	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Europe	—	—	—	—	3	338,000	8	1,528,000	1	27,000	—	—	12	1,893,000
Other international	—	—	—	—	—	—	6	965,000	—	—	—	—	6	965,000
	8	829,000	4	644,000	5	906,000	19	3,169,000	3	175,000	—	—	39	5,723,000
Non-Manufacturing
United States	—	—	—	—	1	15,000	4	216,000	—	—	—	—	5	231,000
Canada	—	—	—	—	—	—	8	208,000	—	—	—	—	8	208,000
Europe	—	—	—	—	—	—	2	78,000	—	—	—	—	2	78,000
Other international	—	—	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	1	15,000	14	502,000	—	—	—	—	15	517,000

	Number of Facilities - Leased
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Controls		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	16,000	1	19,000	2	93,000	2	105,000	—	—	—	—	6	233,000
Canada	—	—	—	—	1	61,000	1	21,000	—	—	—	—	2	82,000
Europe	1	12,000	1	15,000	1	10,000	4	686,000	—	—	—	—	7	723,000
Other international	2	89,000	—	—	—	—	3	167,000	—	—	—	—	5	256,000
	4	117,000	2	34,000	4	164,000	10	979,000	—	—	—	—	20	1,294,000
Non-Manufacturing
United States	2	13,000	2	59,000	6	85,000	5	72,000	2	15,000	3	42,000	20	286,000
Canada	—	—	—	—	—	—	26	403,000	—	—	—	—	26	403,000
Europe	4	7,000	2	16,000	5	23,000	11	78,000	—	—	—	—	22	124,000
Other international	—	—	—	—	1	6,000	25	194,000	—	—	—	—	26	200,000
	6	20,000	4	75,000	12	114,000	67	747,000	2	15,000	3	42,000	94	1,013,000
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

Page15

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2012 and 2011.
MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2012 High	2012 Low	2011 High	2011 Low	2012	2011
First	$51.48	$45.79	$49.24	$40.58	$0.26	$0.23
Second	$49.24	$35.30	$51.15	$45.66	0.26	0.23
Third	$42.67	$34.89	$52.38	$35.10	0.28	0.26
Fourth	$46.74	$39.99	$48.69	$33.23	0.28	0.26
					$1.08	$0.98
On December 31, 2012, there were approximately 2,740 holders of record of Crane Co. common stock.
The following table summarizes our share repurchases during the year ended December 31, 2012:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	—	—	—
February 1- 28	—	—	—	—
March 1-31	—	—	—	—
Total January 1 — March 31, 2012	—	—	—	—
April 1-30	—	—	—	—
May 1-31	637,735	$39.24	—	—
June 1-30	134,590	$36.88	—	—
Total April 1 — June 30, 2012	772,325	$38.83	—	—
July 1-31	—	—	—	—
August 1-31	499,267	$40.03	—	—
September 1-30	—	—	—	—
Total July 1 — September 30, 2012	499,267	$40.03	—	—
October 1-31	—	—	—	—
November 1-30	—	—	—	—
December 1-31	—	—	—	—
Total October 1 — December 31, 2012	—	—	—	—
Total January 1 — December 31, 2012	1,271,592	$39.31	—	—
The table above only includes the open-market repurchases of our common stock during the year ended December 31, 2012. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Page16

Item 6. Selected Financial Data.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Net sales(a)	$2,579,068	$2,500,369	$2,179,319	$2,163,860	$2,554,416
Operating profit from continuing operations(b)	310,441	36,571	233,300	209,849	195,393
Interest expense	(26,831)	(26,255)	(26,841)	(27,139)	(25,799)
Income from continuing operations before taxes(a)(b)	284,605	14,761	209,067	186,506	181,551
Provision (benefit) for income taxes(c)	88,416	(8,055)	56,087	51,399	47,960
Income from continuing operations	196,189	22,816	152,980	135,107	133,591
Discontinued operations, net of tax (d)	21,632	3,700	1,210	(1,027)	1,362
Net income attributable to common shareholders(c)	216,993	26,315	154,170	133,856	135,158
Earnings (loss) per basic share(c) *
Income from continuing operations attributable to common shareholders	3.40	0.39	2.61	2.31	2.25
Discontinued operations, net of tax	0.38	0.06	0.02	(0.02)	0.02
Net income attributable to common shareholders	3.78	0.45	2.63	2.29	2.27
Earnings (loss) per diluted share(c) *
Income from continuing operations attributable to common shareholders	3.35	0.38	2.57	2.29	2.22
Discontinued operations, net of tax	0.37	0.06	0.02	(0.02)	0.02
Net income attributable to common shareholders	3.72	0.44	2.59	2.28	2.24
Cash dividends per common share	1.08	0.98	0.86	0.80	0.76
Total assets	2,889,878	2,843,531	2,706,697	2,712,898	2,774,488
Long-term debt	399,092	398,914	398,736	398,557	398,479
Accrued pension and postretirement benefits	233,603	178,382	98,324	141,849	150,125
Long-term asbestos liability	704,195	792,701	619,666	730,013	839,496
Long-term insurance receivable — asbestos	171,752	208,952	180,689	213,004	260,660

(a)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to our brake control systems in 2009.

(b)
Includes i) an asbestos provision, net of insurance recoveries of $241,647 in 2011, ii) environmental provisions of $30,327 and $24,342 in 2011 and 2008, respectively, iii) acquisition related transaction costs of $3,874 and $1,276 in 2012 and 2010, respectively, iv) restructuring and related charges of $20,632, $6,676, $5,243 and $40,703 in 2012, 2010, 2009 and 2008, respectively, v) $16,360 from the above-mentioned settlement related to our brake control systems in 2009 and vi) a charge of $7,250 related to a lawsuit settlement in connection with our fiberglass-reinforced plastic material in 2009

(c)
Includes the tax effect of items cited in notes (a) and (b) as well as a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls in 2010 and a $5,238 tax benefit related to a divestiture in 2009.

(d)	Includes $19,176 gain on divestiture, net of tax.

* EPS amounts may not add due to rounding

Page17

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Items Affecting Comparability of Reported Results
The comparability of our operating results from continuing operations for the years ended December 31, 2012, 2011 and 2010 is affected by the following significant items:
Acquisition Transaction Costs
During 2012, we recorded non-deductible transaction costs associated with the pending acquisition of MEI of $3.9 million. During 2010, we recorded transaction costs associated with the acquisition of Money Controls of $1.3 million.
Restructuring and Related Costs
In 2012, we recorded pre-tax restructuring charges and related costs of $20.6 million, of which $18.5 million was associated with repositioning actions designed to improve profitability beginning in 2013, primarily in the European portion of the Fluid Handling segment. Included in the repositioning actions are $2.0 million of non-cash charges related to the completion of previous restructuring actions.
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

Taking all of these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2021. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we do not believe that any such amount can be reasonably estimated beyond 2021. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2021. The liability was $796 million and $894 million offset in part by a corresponding insurance receivable of $205 million and $225 million as of December 31, 2012 and 2011, respectively.

Page18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Environmental Charge
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2012 and 2011 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds at the Goodyear Site, including components for critical military programs, from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The remediation activities have changed over time due in part to the changing groundwater flow rates and contaminant plume direction, and required changes and upgrades to the remediation equipment in operation at the Goodyear Site. These changes have resulted in the Company revising its liability estimate from time to time. As of December 31, 2010, the liability was $53.8 million. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with our advisors, to further address the migration of the contaminant plume. As a result, we recorded a charge of $30 million during the fourth quarter of 2011, extending the accrued costs through 2016. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2016 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years. As of December 31, 2012 and 2011, the liability was $50 million and $66 million, respectively.
Reinvestment of Non-U.S. Earnings
Associated with our acquisition of Money Controls in December 2010, we considered whether it was necessary to maintain a previously established deferred tax liability representing the additional income tax due upon the ultimate repatriation of a portion of our non-U.S. subsidiaries’ undistributed earnings. We considered our history of utilizing non-U.S. cash to acquire overseas businesses, our current and future needs for cash outside the United States, our ability to satisfy U.S. based cash needs with cash generated by our U.S. operations, and tax reform proposals calling for lower U.S. corporate tax rates. Based on these factors, we concluded that as of December 31, 2010, all of our non-U.S. subsidiaries’ earnings are indefinitely reinvested outside the United States, and as a result, we reversed the aforementioned deferred tax liability and recorded a $5.6 million tax benefit in 2010.

Page19

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results From Continuing Operations — For the Years Ended December 31, 2012, 2011 and 2010

	For the year ended December 31,			2012 vs 2011 Favorable / (Unfavorable) Change		2011 vs 2010 Favorable / (Unfavorable) Change
(in millions, except %)	2012	2011	2010	$	%	$	%
Net Sales
Aerospace & Electronics	$701	$678	$577	$24	3%	$101	17%
Engineered Materials	217	220	212	(4)	(2)%	8	4%
Merchandising Systems	372	374	298	(2)	(1)%	76	25%
Fluid Handling	1,196	1,140	1,008	55	5%	133	13%
Controls	94	88	84	6	6%	4	5%
Total Net Sales	$2,579	$2,500	$2,179	$79	3%	$321	15%
Sales Growth:
Core business				$105	4%	$211	10%
Acquisitions/dispositions				12	1%	60	3%
Foreign exchange				(38)	(2)%	51	2%
Total Sales Growth				$79	3%	$321	15
Operating Profit from Continuing Operations
Aerospace & Electronics	$156	$146	$109	$10	7%	$36	33%
Engineered Materials	25	30	30	(5)	(18)%	—	(1)%
Merchandising Systems	34	30	17	3	11%	13	81%
Fluid Handling	148	150	121	(2)	(1)%	28	23%
Controls	13	11	5	2	14%	6	121%
Total Segment Operating Profit from Continuing Operations*	$375	$367	$283	$9	2%	$84	30%
Corporate Expense	$(65)	$(58)	$(49)	$(7)	(11)%	$(9)	(19)%
Corporate — Asbestos charge	—	(242)	—	242	NM	(242)	NM
Corporate — Environmental Charge	—	(30)	—	30	NM	(30)	NM
Total Operating Profit from Continuing Operations	$310	$37	$233	$274	749%	$(197)	(84)%
Operating Margin %
Aerospace & Electronics	22.2%	21.5%	18.9%
Engineered Materials	11.3%	13.5%	14.2%
Merchandising Systems	9.1%	8.1%	5.6%
Fluid Handling	12.4%	13.1%	12.1%
Controls	13.6%	12.7%	6.0%
Total Segment Operating Profit Margin % from Continuing Operations*	14.6%	14.7%	13.0%
Total Operating Margin % from Continuing Operations	12.0%	1.5%	10.7%

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

Page20

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 compared with 2011
Sales in 2012 increased $79 million, or 3%, to $2.579 billion compared with $2.500 billion in 2011. The sales increase was driven by an increase in core business sales of $105 million (4%) and a net increase in revenue from acquisitions and dispositions of $12 million (1%), partially offset by unfavorable foreign exchange of $38 million (2%). Our Aerospace & Electronics segment reported a sales increase of $24 million, or 3%. Our Aerospace Group had a 5% sales increase in 2012 compared to the prior year, reflecting higher original equipment manufacturer (“OEM”) and aftermarket product sales. The Electronics Group experienced a 1% sales increase due to higher core sales of our Microwave and Power Solutions products. In our Engineered Materials segment, sales decreased 2%, reflecting lower sales to our transportation-related and international customers, partially offset by higher sales to RV manufacturers. Merchandising Systems segment revenue decreased 1% in 2012 reflecting unfavorable foreign exchange which more than offset higher core sales in both our Payment and Vending Solutions businesses. Our Fluid Handling segment reported a core sales increase of 6%, primarily reflecting sales growth in our Crane ChemPharma & Energy Flow Solutions business due to strong demand in the North America chemical industry as well as higher sales in our Crane Supply business resulting from increases in commercial construction and mining activity in Canada.
Total segment operating profit increased $9 million, or 2%, to $375 million in 2012 compared to $367 million in 2011. Total segment operating profit in 2012 included $20.6 million of restructuring and related charges and $3.9 million of non-deductible transaction costs associated with the pending acquisition of MEI. Reflecting these charges, total segment operating margins decreased to 14.6% in 2012 compared to 14.7% in 2011.
The increase in segment operating profit over the prior year was driven by increases in operating profit in our Aerospace & Electronics, Merchandising Systems and Controls segments, partially offset by decreases in our Engineered Materials and Fluid Handling segments. Our Aerospace & Electronics operating profit was $10 million, or 7%, higher in 2012 compared to the prior year; our Merchandising Systems segment was $3 million, or 11%, higher in 2011 compared to the prior year; our Controls segment operating profit was $2 million, or 14%, higher in 2012 compared to the prior year; our Engineered Materials segment was $5 million, or 18%, lower in 2012 compared to the prior year and our Fluid Handling segment was $2 million, or 1%, lower compared to the prior year. The improvement in the Aerospace & Electronics segment operating profit primarily reflected leverage on the higher sales volume. The operating profit increase in Merchandising Systems segment is primarily due to solid productivity gains, the absence of a non-recurring purchase accounting charge associated with our Money Controls acquisition in 2011 and the impact of higher sales volume, partially offset by restructuring and related charges recorded in the second quarter of 2012, and the costs to settle a lawsuit in the first quarter of 2012. Operating profit in our Engineered Materials segment decreased due to lower sales, higher raw material costs and restructuring and related charges, partially offset by effective cost controls. The decrease in our Fluid Handling segment's operating profit reflected restructuring and related charges, higher manufacturing costs in certain European manufacturing operations and, to a lesser extent, the impact of unfavorable foreign exchange, partially offset by strong leverage on the higher core sales.
Total operating profit was $310 million in 2012 compared to $37 million in 2011. In addition to the aforementioned segment results, the increase in 2012 operating results reflected the absence of a $242 million net asbestos provision and a $30 million charge related to an increase in our expected remediation liability at the Goodyear, Arizona Superfund Site.
Net income attributable to common shareholders in 2012 was $217 million as compared with $26 million in 2011.

2011 compared with 2010
Sales in 2011 increased $321 million, or 15%, to $2.500 billion compared with $2.179 billion in 2010. The sales increase was driven by an increase in core business of $211 million (10%), a net increase in revenue from acquisitions and dispositions of $60 million (3%) and favorable foreign exchange of $51 million (2%). Our Aerospace & Electronics segment reported a sales increase of $101 million, or 17%. Our Aerospace Group had a 21% sales increase in 2011 compared to the prior year, reflecting higher commercial OEM product sales and higher aftermarket product sales. The Electronics Group experienced a 12% sales increase due to higher core sales of our Power Solutions and Microelectronics products. In our Engineered Materials segment, sales increased 4%, reflecting higher sales to our transportation-related and building products customers and, to a lesser extent, our international customers, partially offset by lower sales to RV manufacturers. Merchandising Systems segment revenue increased 25% in 2011, of which 18% was related to the acquisition of Money Controls. Our Fluid Handling segment’s sales increased 13%, reflecting a broad-based core sales increase across the segment due to continued favorable maintenance, repair, and overhaul (“MRO”) trends and more favorable market conditions impacting our later-cycle, project-based energy, chemical, and pharmaceutical businesses.
Total segment operating profit increased $84 million, or 30%, to $367 million in 2011 compared to $283 million in 2010. Total segment operating profit in 2010 included $6.7 million of restructuring charges and $1.3 million of purchase accounting costs. Total segment operating margins increased to 14.7% in 2011 compared to 13.0% in 2010.
The increase in segment operating profit over the prior year was driven by increases in operating profit in our Aerospace & Electronics, Fluid Handling, Merchandising Systems and Controls segments. Our Aerospace & Electronics operating profit was $36

Page21

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million higher, or 33% in 2011 compared to the prior year; our Fluid Handling segment operating profit was $28 million higher, or 23% in 2011 compared to the prior year; our Merchandising Systems segment was $13 million higher, or 81% in 2011 compared to the prior year; and our Controls segment was $6 million higher, or 121% in 2011 compared to the prior year. The significant improvement in the Aerospace & Electronics segment operating profit primarily reflected leverage on the higher sales volume. The increase in our Fluid Handling segment was primarily attributable to leverage on the higher core sales, and to a lesser extent, the impact of favorable foreign exchange, partially offset by higher raw material costs. The operating profit increase in Merchandising Systems is primarily due to the impact of the higher core sales and, continued improvements in operating efficiencies, partially offset by higher raw material costs. The increase in operating profit in our Controls segment reflected leverage on higher sales and the absence of losses from divested businesses in 2010.
Total operating profit was $37 million in 2011 compared to $233 million in 2010. In addition to the aforementioned segment results, 2011 operating results included a $242 million net asbestos provision and a $30 million charge related to an increase in our expected remediation liability at the Goodyear, Arizona Superfund Site.
Net income attributable to common shareholders in 2011 was $26 million as compared with $154 million in 2010. In addition to the items mentioned above, net of tax, net income in 2010 included a $5.6 million tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls.
Results From Discontinued Operations — For the Years Ended December 31, 2012, 2011 and 2010

(in millions)	2012	2011	2010
Income from Continuing Operations	$196	$23	$153
Discontinued Operations:
Income from Discontinued Operations, net of tax	2	4	1
Gain from Sales of Discontinued Operations, net of tax	19	—	—
Discontinued Operations, net of tax	22	4	1
Net income before allocation to noncontrolling interests	$218	$27	$154
Net income attributable to common shareholders	$217	$26	$154
For the years 2012, 2011 and 2010, we reported two divested businesses as discontinued operations on our Statements of Operations. The sale of Azonix resulted in an after-tax gain of $14.5 million. Azonix had sales of $17.1 million, $31.7 million and $26.3 million and pre-tax profit from operations of $2.4 million, $3.4 million and $0.8 million in 2012, 2011 and 2010, respectively. The sale of our valve service center in Houston, Texas resulted in an after-tax gain of $4.6 million. Our valve service center in Houston, Texas, had sales of $8.4 million, $13.8 million and $12.2 million and pre-tax profit from operations of $1.3 million, $2.3 million and $1.1 million in 2012, 2011 and 2010, respectively.

AEROSPACE & ELECTRONICS

(in millions, except %)	2012		2011	2010
Net Sales	$701		$678	$577
Operating Profit	156		146	109
Assets	510	514.2	514	499
Operating Margin	22.2%		21.5%	18.9%
2012 compared with 2011.  Sales of our Aerospace & Electronics segment increased $24 million, or 3%, in 2012 to $701 million, reflecting sales increases of $20 million and $4 million in our Aerospace Group and Electronics Group, respectively. The Aerospace & Electronics segment’s operating profit increased $10 million, or 7%, in 2012. The increase in operating profit was due to a $15 million increase in operating profit in the Aerospace Group and $5 million decrease in the Electronics Group. The operating margin for the segment was 22.2% in 2012 compared to 21.5% in 2011. Backlog was $378 million at December 31, 2012, a decrease of 8% from $411 million at December 31, 2011.
Aerospace Group sales in 2012 by the four solution sets were as follows: Landing Systems, 34%; Sensing and Utility Systems, 33%; Fluid Management, 23%; and Cabin Systems, 10%. The commercial market accounted for 78% of Aerospace Group sales in 2012, while sales to the military market were 22% of total Aerospace Group sales. During both 2012 and 2011, sales to OEMs and aftermarket customers were 59% and 41%, respectively.
Aerospace Group sales increased 5% from $417 million in 2011 to $437 million in 2012. The increase in 2012 was due to higher OEM sales which increased $15 million, or 6%, to $260 million in 2012 from $246 million in 2011, primarily due to

Page22

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

higher commercial product sales associated with large commercial transport and business jets. In addition, the sales increase was attributable to higher aftermarket product sales which increased $5 million, or 3%, to $177 million in 2012 from $172 million in 2011 primarily due to higher modernization and upgrade (“M&U”) products sales and repair and overhaul sales.
Aerospace Group operating profit increased 14% over the prior year, primarily due to lower engineering expense and the leverage on the higher sales volume. Aerospace engineering expense was about 8% of sales in 2012 versus 11% in 2011. Total engineering expense for the Aerospace Group was $36 million in 2012 compared to $44 million in 2011.
Electronics Group sales by market in 2012 were as follows: military/defense, 58%; commercial aerospace, 25%; and other, 17%. Sales in 2012 by the Group’s solution sets were as follows: Power, 64%; Microwave Systems, 26%; and Microelectronics, 10%.
Electronics Group sales increased 1% from $261 million in 2011 to $264 million in 2012. The slight core sales increase reflects higher sales of our Microwave and Power Solutions products, partially offset by lower sales of our Microelectronics Solutions products. The increase in Power Solutions product sales reflects an increase in demand from the defense market. The decrease in Microelectronics product sales reflects lower sales to medical device customers.
Electronics Group operating profit decreased 11% over the prior year reflecting unfavorable sales mix and higher manufacturing costs, partially offset by the impact of the higher sales volume.
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

Page23

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENGINEERED MATERIALS

(in millions, except %)	2012	2011	2010
Net Sales	$217	$220	$212
Operating Profit	25	30	30
Restructuring and Related Charges*	4	—	—
Assets	237	245	255
Operating Margin	11.3%	13.5%	14.2%

*	The restructuring and related charges are included in operating profit and operating margin.
2012 compared with 2011.  Engineered Materials sales decreased by $4 million to $217 million in 2012, from $220 million in 2011. Operating profit of $25 million in 2012 decreased $5 million in 2012 compared to 2011. Operating margins were 11.3% in 2012 compared with 13.5% in 2011.
Sales decreased $4 million, or 2%, reflecting lower sales to our domestic transportation-related and international customers, partially offset by higher sales to RV manufacturers. We experienced a 10% sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV related applications as RV OEM build rates improved, with strength in both dealer and retail demand in the second half of 2012. In addition, sales to our building product customers were flat, reflecting continued soft commercial construction markets. Sales to our transportation-related customers decreased 16%, due to difficult competitive conditions. Sales to our international customers decreased by 30% partly due to softness in our European market.
Operating profit in our Engineered Materials segment decreased $5 million, or 18%, reflecting lower sales, higher raw material costs and restructuring and related charges of $4 million recorded in 2012 ($1 million was related to the write-down of inventory resulting from the closure of a product line), partially offset by effective cost management. Our restructuring and related actions include the closure of a small manufacturing facility in the United Kingdom, which had total sales of $8 million in 2011.
2011 compared with 2010.  Engineered Materials sales increased by $8 million to $220 million in 2011, from $212 million in 2010.  Operating profit of $30 million in 2011 was generally flat compared to 2010. Operating margins were 13.5% in 2011 compared with 14.2% in 2010.
Sales increased $8 million, or 4%, reflecting higher sales to our domestic transportation-related and building products customers and, to a lesser extent, our international customers, partially offset by lower sales to RV manufacturers. Sales to our transportation-related customers increased 30%, due primarily to price increases implemented earlier this year and, to a lesser extent, improved build rates for dry and refrigerated trailers and new product sales related to aero-dynamic side skirts for trailers. Sales to our building products customers increased by 4%, also reflecting price increases implemented earlier this year. We experienced a 3% sales decrease to RV manufacturers reflecting a decline in demand for our RV related applications, as several RV OEMs slowed manufacturing in the second half of 2011. RV dealers managed their inventory levels down, reflecting a generally uncertain economic environment. In addition, we experienced a 9% increase in our International sales primarily related to increased demand from transportation, and RV customers in Europe.
Operating profit in our Engineered Materials segment was generally flat reflecting higher raw material costs which were offset by price increases.

Page24

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERCHANDISING SYSTEMS

(in millions, except %)	2012	2011	2010
Net Sales	$372	$374	$298
Operating Profit	34	30	17
Restructuring and Related Charges*	4	—	3
Assets	409	409	420
Operating Margin	9.1%	8.1%	5.6%

*	The restructuring and related charges are included in operating profit and operating margin.
2012 compared with 2011.  Merchandising Systems sales decreased by $2 million from $374 million in 2011 to $372 million in 2012. Operating profit increased by $3 million from $30 million in 2011 to $34 million in 2012. Operating profit included restructuring and related charges of $4 million in 2012. Operating margins were 9.1% in 2012 compared with 8.1% in 2011.
Sales decreased $2 million, or 1%, compared to the prior year, including unfavorable foreign currency translation of $6 million, or 2%, partially offset by a core sales increase of $4 million, or 1%. The increase in core sales reflected higher sales in our Vending Solutions businesses, particularly to bottlers. We also experienced higher core sales in our Payment Solutions business reflecting higher sales volume in the vending and retail vertical markets.
Operating profit of $34 million increased 11% in 2012 compared to 2011. The operating profit increase is primarily due to solid productivity gains, the absence of a non-recurring purchase accounting charge associated with our Money Controls acquisition in 2011 and the impact of higher sales volume, partially offset by $4 million of restructuring and related charges recorded in 2012, as well as the costs to settle a lawsuit in 2012.
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

FLUID HANDLING

(in millions, except %)	2012	2011	2010
Net Sales	$1,196	$1,140	$1,008
Operating Profit	148	150	121
Restructuring and Related Charges*	13	—	3
Assets	955	909	830
Operating Margin	12.4%	13.1%	12.1%

*	The restructuring and related charges are included in operating profit and operating margin.
2012 compared with 2011.  Fluid Handling sales increased by $55 million from $1.140 billion in 2011 to $1.196 billion in 2012. Operating profit decreased by $2 million from $150 million in 2011 to $148 million in 2012. Our operating profit in 2012 included restructuring charges of $13 million. Operating margins were 12.4% in 2012 compared with 13.1% in 2011.
Sales increased $55 million, or 5%, including a core sales increase of $73 million, or 6%, and and an increase in sales from the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”) of $12 million, or 1%, partially offset by unfavorable foreign currency translation of $30 million, or 3%. Backlog was $327 million at December 31, 2012, an increase of 4% from $314 million at December 31, 2011.
Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma & Energy Flow Solutions and Building Services & Utilities. Valve Group sales increased 3% to $888 million in 2012 from $864 million in 2011, including a

Page25

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

core sales increase of $39 million, or 5% and an increase in sales from the acquisition of WTA of $12 million, or 1%, partially offset by unfavorable foreign currency translation of $26 million, or 3%. The Crane ChemPharma & Energy Flow Solutions business experienced a significant increase in sales reflecting strong demand in the North America chemical industry as well as price increases, partially offset by unfavorable foreign exchange and weaker end markets in Europe. Building Services & Utilities sales decreased, driven by a decline in volume, primarily reflecting a softer commercial building construction end market in the United Kingdom and weaker end markets in Europe and, to a lesser extent, unfavorable foreign exchange.
Crane Pumps & Systems sales of $83 million were flat in 2012 compared to 2011.
Crane Supply revenue increased $30 million to $224 million, or 15% in 2012, from $194 million in 2011 due to higher sales volume resulting from growth in commercial construction and mining activity in Canada, partially offset by unfavorable foreign exchange as the Canadian dollar weakened against the U.S. dollar.
Fluid Handling operating profit decreased $2 million, or 1%, compared to 2011, reflecting restructuring and related charges of $13 million in 2012, higher manufacturing costs in certain European manufacturing operations, and to a lesser extent, the impact of unfavorable exchange, partially offset by leverage on the higher core sales.
2011 compared with 2010.  Fluid Handling sales increased by $133 million from $1.008 billion in 2010 to $1.140 billion in 2011. Operating profit increased by $28 million from $121 million in 2010 to $150 million in 2011. The 2010 operating profit included restructuring charges of $3 million. Operating margins were 13.1% in 2011 compared with 12.1% in 2010.
Sales increased $133 million, or 13%, including a core sales increase of $83 million, or 8.3%, favorable foreign currency translation of $39 million, or 3.9%, and an increase in sales from the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”) of $10 million, or 1.0%. Backlog was $314 million at December 31, 2011, an increase of 15% from $272 million at December 31, 2010.
Valve Group sales increased 14% to $864 million in 2011 from $759 million in 2010, including a core sales increase of $67 million, or 9%, favorable foreign currency translation of $28 million, or 4%, and an increase in sales from the acquisition of WTA of $10 million, or 1%. Crane Energy sales increased significantly compared to the prior year primarily due to higher volume associated with our later-cycle, project based process valve applications in the power and refining industries and, to a lesser extent, favorable foreign exchange. Our Crane ChemPharma business experienced a significant increase in sales reflecting increased demand from the chemical industry, primarily due to strong market conditions in the Americas as well as favorable MRO trends which benefited from healthy plant operating rates and catch-up maintenance. Building Services & Utilities sales experienced a moderate increase, driven by favorable foreign exchange and price increases, which were partially offset by a slight decline in volume, reflecting primarily a softer commercial building construction end market in the United Kingdom.
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
Fluid Handling operating profit increased $28 million, or 23%, compared to 2010. The increase in operating profit was primarily driven by leverage on the higher core sales and, to a lesser extent, the impact of favorable foreign exchange, partially offset by higher raw material costs.

Page26

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTROLS

(in millions, except %)	2012	2011	2010
Net Sales	$94	$88	$84
Operating Profit	13	11	5
Assets	39	64	67
Operating Margin	13.6%	12.7%	6.0%
2012 compared with 2011.  Controls segment sales of $94 million increased $6 million, or 6%, in 2012 compared with 2011. The sales increase reflects improvement in transportation and oil and gas related demand. Segment operating profit of $13 million increased $2 million, or 14%, reflecting leverage on the higher sales and productivity gains.
2011 compared with 2010.  Controls segment sales of $88 million increased $4 million, or 5%, in 2011 compared with 2010. The sales increase reflects improvement in industrial, transportation, and upstream oil and gas end markets. Segment operating profit of $11 million increased $6 million, or 121%, reflecting the leverage on the higher sales and the absence of losses from businesses divested in 2010.

CORPORATE

(in millions, except %)	2012	2011	2010
Corporate expense	$(65)	$(58)	$(49)
Corporate expense — Asbestos	—	(242)	—
Corporate expense — Environmental	—	(30)	—
Total Corporate	(65)	(330)	(49)
Interest income	2	2	1
Interest expense	(27)	(26)	(27)
Miscellaneous	(1)	3	1
2012 compared with 2011.  Total Corporate decreased $265 million in 2012 due to the absence of a provision of $242 million to update and extend the estimate of our asbestos liability and an environmental provision of $30 million related to our expected liability at our Goodyear, Arizona Superfund Site, partially offset by higher corporate expenses, which included $3.9 million of acquisition related transaction costs recorded in 2012.
Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, the continued reinvestment of our overseas earnings, and examinations initiated by tax authorities around the world.
See Application of Critical Accounting Policies included later in this Item 7 for additional information about our provision for income taxes.
The following table presents our income (loss) from continuing operations before taxes, provision (benefit) for income taxes from continuing operations, and effective tax rate from continuing operations for the last three years:

(in millions, except %)	2012	2011	2010
Income (loss) before tax — U.S.	$175	$(121)	$103
Income before tax — non-U.S.	110	136	106
Income before tax — worldwide	285	15	209
Provision (benefit) for income taxes	88	(8)	56
Effective tax rate	31.1%	(55.3)%	26.8%
Our effective rate from continuing operations of 31.1% for 2012 reflected a tax provision on pre-tax income from continuing operations, while our effective tax rate from continuing operations of (55.3%) for 2011 reflected a tax benefit on pre-tax income from continuing operations.

Page27

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The tax benefit associated with our 2011 charges for asbestos and environmental was the most significant reason our effective tax rate from continuing operations was negative in 2011. Further, these 2011 charges reduced our income before tax from continuing operations to such a level that all our 2011 tax adjustments had a larger impact on our 2011 effective tax rate from continuing operations than they otherwise would have.
When compared to our 2011 effective tax rate from continuing operations, our 2012 effective tax rate from continuing operations reflects a lower benefit from both non-U.S. taxes and the U.S. federal research and development tax credit (due to its statutory expiration as of December 31, 2011), and higher state taxes. These items were partially offset by a higher tax benefit from domestic manufacturing activities and a lower amount of non-deductible expenses.
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
The tax benefit associated with our 2011 charges for asbestos and environmental was the most significant reason our effective tax rate from continuing operations decreased in 2011. Further, these 2011 charges reduced our income before tax from continuing operations to such a level that all our 2011 tax adjustments had a larger impact on our 2011 effective tax rate from continuing operations than they otherwise would have. Taking this into account, a lower amount of non-U.S. taxes also reduced our 2011 effective tax rate from continuing operations. However, these benefits were partially offset by a lower amount of tax credits and a higher amount of non-deductible expenses in 2011, and the absence of a tax benefit that was generated upon the reversal of a deferred tax liability related to the undistributed earnings of our non-U.S. subsidiaries in 2010.

Page28

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares. Consistent with our philosophy of balanced capital deployment, in 2012, we paid dividends of $62 million (dividends per share increased 8% from $0.26 to $0.28 in July 2012); we repurchased stock for $50 million; and we announced our plans to acquire MEI for $820 million.
Our current cash balance of $424 million, cash we expect to generate from future operations, the $300 million available under our existing committed revolving credit facility, and the $600 million of bank loan commitments in support of our pending acquisition of MEI are expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental exposures and expected pension contributions. We have an estimated liability of $796 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $50 million related to environmental remediation costs projected through 2016 related to our Superfund Site in Goodyear, Arizona. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have no borrowings outstanding under our $300 million Amended and Restated Credit Agreement which expires in May 2017. Senior unsecured notes having an aggregate principal amount of $200 million will mature in the third quarter of 2013. These notes have been presented in the accompanying consolidated balance sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. There are no other significant debt maturities coming due until 2036.
Our cash totaled $424 million as of December 31, 2012. Of this amount, approximately $321 million was held by our non-U.S. subsidiaries and is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating results during 2012 met our expectations, but we continue to monitor current market conditions and the impact on our business and continue to execute on our focused, disciplined approach to productivity to maintain a suitable liquidity position. In 2012, the Company recorded pre-tax restructuring and related charges of $20.6 million associated with repositioning actions designed to improve profitability beginning in 2013, primarily in the European portion of the Fluid Handling segment. Further, in the fourth quarter of 2012, we took further cost reduction actions including the announcement that pension eligible employees will no longer earn future benefits in our domestic defined benefit pension plan effective January 1, 2013.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $235 million in 2012, an increase of $85 million, or 57%, compared to 2011.The increase resulted primarily from lower working capital requirements and lower defined benefit plan and postretirement contributions ($6 million in 2012 and $48 million in 2011), partially offset by higher environmental payments. We currently expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million to $70 million and contributions to our defined benefit plans of approximately $15 million in 2013.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash provided by investing activities was $31 million in 2012, compared to cash used for investing activities of $66 million in 2011. The increase in cash provided by investing activities primarily reflected proceeds of $54 million from divested businesses in our Fluid Handling and Controls segments, the absence of $37 million of payments we made for the acquisition of WTA in 2011 and, to a lesser extent, a decrease in capital spending of $5 million to $29 million in 2012 compared to $35 million in 2011. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $35 million in 2013.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $95 million in 2012, compared to $109 million used in 2011. The lower levels of cash flows used in financing activities during 2012 was primarily

Page29

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

related to a decrease in cash used to repurchase shares of our common stock (we repurchased 1,271,592 shares of our common stock at a cost of $50 million in 2012 and we repurchased of 1,706,903 shares of our common stock at a cost of $80 million in 2011), partially offset by lower net proceeds received from stock option exercises of $10 million and an increase in dividend payments of $5 million.
Financing Arrangements
At December 31, 2012 and 2011, we had total debt of $400 million. Net debt improved by $179 million to a net cash position (cash less debt) of $24 million at December 31, 2012, primarily reflecting strong cash flow from operations and proceeds from divestitures. The net debt to net capitalization ratio was (2.6%) at December 31, 2012, compared to 15.9% at December 31, 2011.
In December 2012, we obtained $600 million of bank loan commitments in support of our pending acquisition of MEI. The commitments support a $200 million expansion of our current multi-year credit facility, which expires in May 2017, and an additional $400 million 364-day credit facility.
In May 2012, we entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points or (iii) an adjusted LIBOR rate plus 100 basis points. The facility was not used in 2012 or 2011 and was only used for letter of credit purposes in 2010. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2012, our ratio was 30%.
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
In September 2003, we issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. These notes have been presented in the accompanying consolidated balance sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. The notes have no sinking fund requirement but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 5.70%.
All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.
At December 31, 2012, we had open standby letters of credit of $30 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement and certain other credit lines, substantially all of which expire in 2014.
Credit Ratings
As of December 31, 2012, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.

Page30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2012:

	Payment due by Period
(in thousands)	Total	2013	2014 -2015	2016 -2017	After 2018
Long-term debt(1) (2)	$400,000	$200,000	$—	$—	$200,000
Fixed interest payments	325,400	24,100	26,200	26,200	248,900
Operating lease payments	49,164	14,621	18,872	10,114	5,557
Purchase obligations	89,961	86,801	2,792	255	113
Pension and postretirement benefits(3)	452,563	37,297	79,906	86,805	248,555
Other long-term liabilities reflected on Consolidated Balance Sheets(4)	—	—	—	—	—
Total	$1,317,088	$362,819	$127,770	$123,374	$703,125

(1)	Excludes original issue discount.

(2)
As of December 31, 2012, we classified the notes which mature in 2013 as long-term debt due to the our intent to refinance on a long-term basis and the ability to utilize our $300 million Credit Facility.

(3)
Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2022.

(4)
As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($704 million) and long-term environmental liability ($34 million).

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2012	2011
Short-term borrowings	$1,123	$1,112
Long-term debt	399,092	398,914
Total debt	400,215	400,026
Less cash and cash equivalents	423,947	245,089
Net debt (net cash)*	(23,732)	154,937
Equity	927,376	822,056
Net capitalization*	$903,644	$976,993
Net debt (net cash) to Equity*	(2.6%)	18.8%
Net debt (net cash) to net capitalization*	(2.6%)	15.9%

*
Net debt (net cash), a non-GAAP measure, represents total debt less cash and cash equivalents. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt, provides useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance.

Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.

In 2012, equity increased $105 million, primarily as a result of net income attributable to common shareholders of $217 million and stock option exercises of $17 million, partially offset by changes in pension and postretirement plan assets and benefit obligations, net of tax, of $39 million, open-market share repurchases of $50 million and cash dividends of $62 million.
Off Balance Sheet Arrangements
We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special purpose off-balance sheet financing entities.

Page31

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
The global economic outlook remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a slow recovery in U.S. and European housing market and undetermined government budget reduction plans.  Although a slow global economy is likely, we believe we are well positioned to achieve profitable growth in 2013. We expect a combination of repositioning savings (approximately $12 million expected in 2013), continued cost management actions and gains in market share to drive profitable growth in 2013. Specifically, in 2013, we expect total year-over-year sales growth of 1% to 3% and growth in operating profit of 10% to 14%.
Aerospace & Electronics
In 2013, we believe market conditions in the aerospace industry will remain generally positive and, accordingly, we expect sales growth in our Aerospace Group as we benefit from increasing OEM build rates across a broad range of platforms. We forecast slightly improved results for our Electronics Group despite reductions in overall defense spending. We believe our Aerospace & Electronics backlog, combined with orders we expect to receive in 2013, is supportive of a modest increase in sales for 2013, with an accompanying increase in operating profit aided by strong productivity initiatives.
Engineered Materials
In 2013, we expect nominal growth in sales volume with minor growth in our end markets overall. Operating profit in our Engineered Materials segment is expected to increase as we benefit from continued cost management initiatives and repositioning actions completed in 2012.
Merchandising Systems
In 2013, we expect modest sales improvement for our Merchandising Systems segment, reflecting slightly improved global demand for both vending and payment solution products and the impact of share gain initiatives and new product introductions. Operating profit is expected to improve led by continued strong productivity and the benefits of the repositioning actions completed in 2012.
Fluid Handling
For 2013, in our Fluid Handling segment, we expect modest sales growth reflecting slow growing end use markets, particularly in Europe. We expect improvement in both operating profit and operating margins over 2012 levels, reflecting strong productivity and savings from previously announced repositioning actions (pre-tax savings from these actions are expected to approximate $10 million in 2013) and leverage of higher sales. Although chemical industry demand in North America slowed during the course of 2012, quote activity remains encouraging and chemical investments in the Middle East are generally moving forward. While refining quote activity also slowed in 2012, demand remains positive and we expect this trend to continue in 2013. In addition, we anticipate refinery turnaround activities will continue in 2013. Demand from global power markets is expected to remain soft although some project releases are expected in 2013. We remain cautious about power projects in China and India. In Canada, we expect stable to growing commercial construction and mining activity to continue to benefit our pipe, valve, and fitting distribution business.

Page32

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Accounts Receivable.  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts was $7 million at both December 31, 2012 and 2011.
Inventories.  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. We use LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased costs of sales by $3.1 million and reduced cost of sales by $0.8 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The portion of inventories costed using the LIFO method was 29% and 35% of consolidated inventories at December 31, 2012 and 2011, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $15.4 million and $12.3 million at December 31, 2012 and 2011, respectively.
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

Page33

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We account for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

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
Goodwill and Other Intangible Assets.  As of December 31, 2012, we had $814 million of goodwill. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, we have aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2012, we had 11 reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 17% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material

Page34

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2012, 2011 and 2010.
As of December 31, 2012, we had $126 million of net intangible assets of which $31 million were intangibles with indefinite useful lives, consisting of trade names. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.
Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2012, we had an aggregate asbestos liability of $796 million for pending claims and future claims projected to be filed against us through December 31, 2021. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to the results of widely used previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. After discussions with us, HR&A augments our liability estimate for the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, HR&A compiles an estimate of our asbestos liability for pending and future claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the epidemiological studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate. Through December 31, 2012, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2012. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of our asbestos liability, and since no one factor predominates, we believe that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2012, we had an aggregate asbestos receivable of $205 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense

Page35

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2012 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”). As of December 31, 2012, the total estimated gross liability for the Goodyear Site was $50 million.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2012, the total estimated receivable from the U.S. Government related to the environmental remediation liabilities of the Goodyear Site was $11 million.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 28    % of all U.S. employees. In the fourth quarter of 2012, we announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 14% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date.
The net periodic pension cost was $20 million in 2012, $6 million in 2011 and $14 million in 2010. Employer cash contributions were $4 million in 2012, $47 million in 2011 and $42 million in 2010 of which $30 million and $25 million were made on a discretionary basis to our U.S. defined benefit pension plan in 2011 and 2010, respectively. We expect, based on current actuarial calculations, to contribute cash of approximately $15 million to our pension plans in 2013. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2012 pension expense by $0.8 million for U.S. pension plans and $0.7 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2012 pension expense by $1.9 million for U.S. pension plans and $0.9 million for non-U.S. pension plans.

Page36

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2012	2011	2010
Benefit Obligations
U.S. Plans:
Discount rate	4.20%	5.00%	5.80%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.93%	4.56%	5.40%
Rate of compensation increase	3.14%	3.89%	3.74%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	5.00%	5.80%	6.10%
Expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%	3.65%
Non-U.S. Plans:
Discount rate	4.56%	5.40%	5.76%
Expected rate of return on plan assets	7.00%	7.01%	7.13%
Rate of compensation increase	3.89%	3.74%	3.72%
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
Postretirement Benefits Other than Pensions.  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.2 million to our postretirement benefit plans in 2013. The weighted average discount rates assumed to determine postretirement benefit obligations were 3.2%, 4.25% and 4.75% for 2012, 2011, and 2010, respectively. The health care cost trend rates assumed were 8.0%, 8.5% and 9.0% in 2012, 2011 and 2010, respectively. See Note 7, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.
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
Total debt outstanding was $400 million at December 31, 2012, substantially all of which was at fixed rates of interest ranging from 5.50% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•
If, on January 1, 2013, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2013, based on our year-end 2012 portfolio, net income would not be materially impacted.

Page37

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2012, and issued their related attestation report which is included on page 83.

/s/ Eric C. Fast
Eric C. Fast
Chief Executive Officer

/s/ Richard A. Maue
Richard A. Maue
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Page38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Crane Co.
Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Stamford, CT
February 25, 2013

Page39

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except per share data)	2012	2011	2010
Net sales	$2,579,068	$2,500,369	$2,179,319
Operating costs and expenses:
Cost of sales	1,709,949	1,653,238	1,437,376
Asbestos charge	—	241,647	—
Environmental charge	—	30,327	—
Restructuring charge	18,463	—	6,676
Selling, general and administrative	540,215	538,586	501,967
	2,268,627	2,463,798	1,946,019
Operating profit from continuing operations	310,441	36,571	233,300
Other income (expense):
Interest income	1,879	1,635	1,184
Interest expense	(26,831)	(26,255)	(26,841)
Miscellaneous (expense) income	(884)	2,810	1,424
	(25,836)	(21,810)	(24,233)
Income from continuing operations before income taxes	284,605	14,761	209,067
Provision (benefit) for income taxes	88,416	(8,055)	56,087
Income from continuing operations	196,189	22,816	152,980
Discontinued Operations:
Income from Discontinued Operations, net of tax	2,456	3,700	1,210
Gain from Sales of Discontinued Operations, net of tax	19,176	—	—
Discontinued Operations, net of tax	21,632	3,700	1,210
Net income before allocation to noncontrolling interests	217,821	26,516	154,190
Less: Noncontrolling interest in subsidiaries’ earnings	828	201	20
Net income attributable to common shareholders	216,993	26,315	154,170
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.40	$0.39	$2.61
Discontinued operations, net of tax	0.38	0.06	0.02
Net income attributable to common shareholders	$3.78	$0.45	$2.63
Average basic shares outstanding	57,443	58,120	58,601
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.35	$0.38	$2.57
Discontinued operations, net of tax	0.37	0.06	0.02
Net income attributable to common shareholders	$3.72	$0.44	$2.59
Average diluted shares outstanding	58,293	59,204	59,562

See Notes to Consolidated Financial Statements

Page40

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2012	2011	2010
Net income before allocation to noncontrolling interests	$217,821	$26,516	$154,190
Other comprehensive income (loss), net of tax:
Currency translation adjustment	4,481	(12,057)	(10,091)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(39,384)	(92,757)	16,605
Other comprehensive (loss) income	(34,903)	(104,814)	6,514
Comprehensive income (loss) before allocation to noncontrolling interests	182,918	(78,298)	160,704
Less: Noncontrolling interests in comprehensive income (loss)	828	201	20
Comprehensive income (loss) attributable to common shareholders	$182,090	$(78,499)	$160,684

See Notes to Consolidated Financial Statements

Page41

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$423,947	$245,089
Current insurance receivable — asbestos	33,722	16,345
Accounts receivable, net	333,330	349,250
Inventories	352,725	360,689
Current deferred tax assets	21,618	46,664
Other current assets	15,179	14,195
Total current assets	1,180,521	1,032,232
Property, plant and equipment, net	268,283	284,146
Insurance receivable — asbestos	171,752	208,952
Long-term deferred tax assets	245,843	265,849
Other assets	83,774	85,301
Intangible assets, net	125,913	146,227
Goodwill	813,792	820,824
Total assets	$2,889,878	$2,843,531
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,123	$1,112
Accounts payable	182,731	194,158
Current asbestos liability	91,670	100,943
Accrued liabilities	220,678	226,717
U.S. and foreign taxes on income	15,686	10,165
Total current liabilities	511,888	533,095
Long-term debt	399,092	398,914
Accrued pension and postretirement benefits	233,603	178,382
Long-term deferred tax liability	36,853	41,668
Long-term asbestos liability	704,195	792,701
Other liabilities	76,871	76,715
Commitments and Contingencies (Note 11)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 57,106,172 shares outstanding (57,614,254 in 2011)	72,426	72,426
Capital surplus	204,472	189,294
Retained earnings	1,250,972	1,095,953
Accumulated other comprehensive loss	(128,077)	(93,512)
Treasury stock; 15,319,967 treasury shares (14,811,885 in 2011)	(481,410)	(450,608)
Total shareholders’ equity	918,383	813,553
Noncontrolling interest	8,993	8,503
Total equity	927,376	822,056
Total liabilities and equity	$2,889,878	$2,843,531

See Notes to Consolidated Financial Statements

Page42

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2012	2011	2010
Operating activities:
Net income attributable to common shareholders	$216,993	$26,315	$154,170
Noncontrolling interest in subsidiaries' earnings	828	201	20
Net income before allocations to noncontrolling interests	217,821	26,516	154,190
Asbestos Provision	—	241,647	—
Environmental charge	—	30,327	—
Gain on divestiture	(29,445)	(4,258)	(1,015)
Restructuring - Non Cash	3,855	—	—
Depreciation and amortization	57,263	62,943	59,841
Stock-based compensation expense	17,319	14,972	13,326
Defined benefit plans and postretirement expense	20,090	6,770	14,712
Deferred income taxes	55,000	(43,923)	31,453
Cash provided by (used for) operating working capital	1,824	(41,955)	(8,262)
Defined benefit plans and postretirement contributions	(5,504)	(48,113)	(43,226)
Environmental payments, net of reimbursements	(13,371)	(9,534)	(11,063)
Payments for asbestos-related fees and costs, net of insurance recoveries	(77,957)	(79,277)	(66,731)
Other	(12,139)	(6,303)	(9,689)
Total provided by operating activities	234,756	149,812	133,536

Investing activities:
Capital expenditures	(29,308)	(34,737)	(21,033)
Proceeds from disposition of capital assets	6,438	4,793	375
Proceeds from divestitures	54,079	1,000	4,615
Payment for acquisition, net of cash acquired	—	(36,590)	(140,461)
Total provided by (used for) investing activities	31,209	(65,534)	(156,504)

Financing activities:
Equity:
Dividends paid	(61,974)	(56,992)	(50,371)
Reacquisition of shares on open market	(49,991)	(79,999)	(49,988)
Stock options exercised - net of shares reacquired	13,056	23,232	22,375
Excess tax benefit from stock-based compensation	3,603	6,097	3,290
Debt:
Net decrease in short-term debt	—	(1,003)	(2,739)
Total used for financing activities	(95,306)	(108,665)	(77,433)
Effect of exchange rates on cash and cash equivalents	8,199	(3,465)	628
Increase (decrease) in cash and cash equivalents	178,858	(27,852)	(99,773)
Cash and cash equivalents at beginning of period	245,089	272,941	372,714
Cash and cash equivalents at end of period	$423,947	$245,089	$272,941

Detail of cash provided by (used for) working capital:
Accounts receivable	$(2,578)	$(44,120)	$142
Inventories	8,551	(38,407)	(21,441)
Other current assets	(1,656)	2,549	(2,274)
Accounts payable	(11,724)	35,129	6,425
Accrued liabilities	(5,830)	(3,315)	2,541
U.S. and foreign taxes on income	15,061	6,209	6,345
Total	$1,824	$(41,955)	$(8,262)
Supplemental disclosure of cash flow information:
Interest paid	$26,690	$26,158	$26,918
Income taxes paid	$26,270	$25,555	$15,651

See Notes to Consolidated Financial Statements.

Page43

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2010	72,426	$161,409	$1,022,838	$5,130	$(376,041)	$885,762	$7,940	$893,702
Net income			154,170			154,170	20	154,190
Cash dividends			(50,378)			(50,378)		(50,378)
Reacquisition on open market 1,396,608 shares					(49,988)	(49,988)		(49,988)
Exercise of stock options, net of shares reacquired, 1,040,684					23,820	23,820		23,820
Stock option amortization		6,102				6,102		6,102
Tax benefit — stock options and restricted stock		3,290				3,290		3,290
Restricted stock, net		3,342			2,436	5,778		5,778
Changes in pension and postretirement plan assets and benefit obligation, net of tax				16,605		16,605		16,605
Currency translation adjustment				(10,217)		(10,217)	126	(10,091)
BALANCE DECEMBER 31, 2010	72,426	$174,143	$1,126,630	$11,518	$(399,773)	$984,944	$8,086	$993,030
Net income			26,315			26,315	201	26,516
Cash dividends			(56,992)			(56,992)		(56,992)
Reacquisition on open market 1,706,973 shares					(79,999)	(79,999)		(79,999)
Exercise of stock options, net of shares reacquired, 1,101,817					26,205	26,205		26,205
Stock option amortization		6,899				6,899		6,899
Tax benefit — stock options and restricted stock		6,097				6,097		6,097
Restricted stock, net		2,155			2,959	5,114		5,114
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(92,757)		(92,757)		(92,757)
Currency translation adjustment				(12,273)		(12,273)	216	(12,057)
BALANCE DECEMBER 31, 2011	72,426	$189,294	$1,095,953	$(93,512)	$(450,608)	$813,553	$8,503	$822,056
Net income			216,993			216,993	828	217,821
Cash dividends			(61,974)			(61,974)		(61,974)
Reacquisition on open market 1,271,592 shares					(49,991)	(49,991)		(49,991)
Exercise of stock options, net of shares reacquired, 672,960					16,566	16,566		16,566
Stock option amortization		8,571				8,571		8,571
Tax benefit — stock options and restricted stock		3,603				3,603		3,603
Restricted stock, net		3,004			2,623	5,627		5,627
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(39,384)		(39,384)		(39,384)
Currency translation adjustment				4,819		4,819	(338)	4,481
BALANCE DECEMBER 31, 2012	72,426	$204,472	$1,250,972	$(128,077)	$(481,410)	$918,383	$8,993	$927,376

See Notes to Consolidated Financial Statements

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
The Controls segment produces ride-leveling air-suspension control valves for heavy trucks and trailers; Shear-Seal valves for the Oil & Gas market; pressure, temperature, and level sensors for Industrial markets; and water treatment equipment.
See Note 14, “Segment Information” for the relative size of these segments in relation to the total Company (both net sales and total assets).
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

Page45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on consideration of all available evidence regarding their utilization, the Company records net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, the Company establishes a valuation allowance for the amount that, in management's judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence the Company considers in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

The Company accounts for unrecognized tax benefits in accordance with ASC Topic 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line of its Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of its Consolidated Balance Sheets.

In determining whether the earnings of its non-U.S. subsidiaries are permanently reinvested overseas, the Company considers the following:

•	Its history of utilizing non-U.S. cash to acquire non-U.S. businesses,

•	Its current and future needs for cash outside the U.S. (e.g., to fund capital expenditures, business operations, potential acquisitions, etc.),

•	Its ability to satisfy U.S.-based cash needs (e.g., domestic pension contributions, interest payment on external debt, dividends to shareholders, etc.) with cash generated by its U.S. businesses, and

•	The effect U.S. tax reform proposals calling for reduced corporate income tax rates and/or “repatriation” tax holidays would have on the amount of the tax liability.
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

Page46

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data) For the year ended December 31,	2012	2011	2010
Income from continuing operations	$196,189	$22,816	$152,980
Less: Non-controlling interest in subsidiaries’ earnings	828	201	20
Income from continuing operations attributable to common shareholders	195,361	22,615	152,960
Discontinued operations, net of tax	21,632	3,700	1,210
Net income attributable to common shareholders	$216,993	$26,315	$154,170
Average basic shares outstanding	57,443	58,120	58,601
Effect of dilutive stock options	850	1,084	961
Average diluted shares outstanding	58,293	59,204	59,562
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.40	$0.39	$2.61
Discontinued operations, net of tax	0.38	0.06	0.02
Net income attributable to common shareholders	$3.78	$0.45	$2.63
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.35	$0.38	$2.57
Discontinued operations, net of tax	0.37	0.06	0.02
Net income attributable to common shareholders	$3.72	$0.44	$2.59
Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable  Receivables are carried at net realizable value.
A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2012	2011	2010
Balance at beginning of year	$7,317	$8,221	$8,906
Provisions	5,878	5,518	4,250
Deductions	(6,504)	(6,422)	(4,935)
Balance at end of year	$6,691	$7,317	$8,221
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
Inventories  Inventories consist of the following:

(in thousands) December 31,	2012	2011
Finished goods	$113,872	$105,442
Finished parts and subassemblies	37,517	35,100
Work in process	59,277	74,608
Raw materials	142,059	145,539
Total inventories	$352,725	$360,689
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company uses LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased costs of sales by $3.1 million and reduced cost of sales by $0.8 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. The portion of inventories costed using the LIFO method was 29% and 35% of consolidated inventories at December 31, 2012 and 2011, respectively. If inventories that were

Page47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

valued using the LIFO method had been valued under the FIFO method, they would have been higher by $15.4 million and $12.3 million at December 31, 2012 and 2011, respectively.
Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2012	2011
Land	$69,385	$68,404
Buildings and improvements	180,909	191,821
Machinery and equipment	546,083	541,832
Gross property, plant and equipment	796,377	802,057
Less: accumulated depreciation	528,094	517,911
Property, plant and equipment, net	$268,283	$284,146
Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to twenty-five years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $40.4 million, $39.9 million and $41.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At December 31, 2012, the Company had eleven reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 9.5% and 17% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2012, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Page48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to goodwill are as follows:

(in thousands) December 31,	2012	2011
Balance at beginning of period	$820,824	$810,285
Additions	—	10,900
Disposals	(13,966)	—
Adjustments to purchase price allocations	—	3,932
Currency translation	6,934	(4,293)
Balance at end of period	$813,792	$820,824
For the year ended December 31, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 2, "Discontinued Operations" for further details. For the year ended December 31, 2011, the additions to goodwill represent the initial purchase price allocation related to WTA, and the adjustments to purchase price allocations pertain to the December 2010 acquisition of Money Controls and the February 2010 acquisition of Merrimac Industries, Inc. (“Merrimac”).
Changes to intangible assets are as follows:

(in thousands) December 31,	2012	2011
Balance at beginning of period, net of accumulated amortization	$146,227	$162,636
Additions	—	5,980
Disposals	(3,789)	—
Amortization expense	(16,907)	(21,646)
Currency translation and other	382	(743)
Balance at end of period, net of accumulated amortization	$125,913	$146,227
For the year ended December 31, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 2, "Discontinued Operations" for further details. For the year ended December 31, 2011, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA.
As of December 31, 2012, the Company had $125.9 million of net intangible assets, of which $31.2 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2012			December 31, 2011
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.9	$88,614	$47,202	$41,412	$89,619	$46,286	$43,333
Customer relationships and backlog	11.6	140,250	73,630	66,620	146,291	66,256	80,035
Drawings	37.9	11,149	9,850	1,299	11,824	10,423	1,401
Other	14.1	51,093	34,511	16,582	52,155	30,697	21,458
Total	14.0	$291,106	$165,193	$125,913	$299,889	$153,662	$146,227
Amortization expense for these intangible assets is currently estimated to be approximately $16.5 million in 2013, $14.5 million in 2014, $12.7 million in 2015, $11.9 million in 2016 and $39.1 million in 2017 and thereafter.
Valuation of Long-Lived Assets  The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined

Page49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands) December 31,	2012	2011	2010
Currency translation adjustment	$69,729	$64,910	$77,183
Cumulative changes in pension and postretirement plan assets and obligation, net of tax	(197,806)	(158,422)	(65,665)
Accumulated other comprehensive (loss) income (a)	$(128,077)	$(93,512)	$11,518

(a)	Net of tax benefit of $89,540, $76,179, and $32,091 for 2012, 2011, and 2010, respectively.
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2012. The amendments should be applied prospectively and early adoption is permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows and disclosures when adopted.
In July 2012, the FASB issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired and whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets required under current accounting standards. The amendments are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows and disclosures when adopted.

Page50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued amended guidance on the disclosure requirements on the offsetting of financial assets and liabilities. The amended disclosures will enable financial statement users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The disclosures will be limited to financial instruments and derivatives instruments that are either offset in accordance with the U.S. GAAP offsetting guidance or subject to enforceable master netting arrangements or similar agreements. The amendments will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. The amended guidance will not have a material impact on the Company's disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation of discontinued operations.

Note 2 – Discontinued Operations
On June 19, 2012, the Company sold Azonix Corporation (“Azonix”), which was formerly part of the Controls segment, to Cooper Industries for $44.8 million, of which $0.9 million and $0.5 million were recorded in the third and fourth quarters, respectively, resulting in an after tax gain of $14.5 million. As a result, the Consolidated Statement of Operations presents Azonix as a discontinued operation.
On June 28, 2012, the Company sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million. As a result, the Consolidated Statement of Operations presents the Company’s valve service center in Houston, Texas as a discontinued operation.
The operating results of the discontinued operations for the years ended December 31, 2012, 2011 and 2010 were as follows:

(in thousands) For year ended December 31,	2012	2011	2010
Net Sales	$25,544	$45,498	$38,506

Income from discontinued operations before income taxes	$3,777	$5,693	$1,862
Provision for income taxes	(1,321)	(1,993)	(652)
Income from discontinued operations, net of income taxes	$2,456	$3,700	$1,210

Note 3 – Income Taxes
Provision for Income Taxes
The Company’s income (loss) from continuing operations before taxes is as follows:

(in thousands) For year ended December 31,	2012	2011	2010
U.S. operations	$175,055	$(121,411)	$102,833
Non-U.S. operations	109,550	136,172	106,234
Total	$284,605	$14,761	$209,067

Page51

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision (benefit) for income taxes from continuing operations consists of:

(in thousands) For year ended December 31,	2012	2011	2010
Current:
U.S. federal tax	$5,154	$1,124	$(3,099)
U.S. state and local tax	1,948	1,928	1,173
Non-U.S. tax	26,314	32,816	26,560
Total current	33,416	35,868	24,634
Deferred:
U.S. federal tax	52,948	(45,576)	26,326
U.S. state and local tax	1,068	524	238
Non-U.S. tax	984	1,129	4,889
Total deferred	55,000	(43,923)	31,453
Total provision (benefit) for income taxes	$88,416	$(8,055)	$56,087
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations is as follows:

(in thousands) For year ended December 31,	2012	2011	2010
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) from:
Non-U.S. taxes	(4.0)%	(98.4)%	(3.1)%
Repatriation of non-U.S. earnings, net of credits	0.1%	8.8%	1.2%
Deferred taxes on earnings of non-U.S. subsidiaries	—%	—%	(2.4)%
State and local taxes, net of federal benefit	1.1%	18.4%	0.7%
U.S. research and development tax credit	(0.3)%	(15.3)%	(3.0)%
U.S. domestic manufacturing deduction	(0.9)%	(12.7)%	(0.9)%
Other	0.1%	8.9%	(0.7)%
Effective tax rate	31.1%	(55.3)%	26.8%
The Company has not provided taxes on the undistributed earnings of its non-U.S. subsidiaries as of December 31, 2012 because it intends to permanently reinvest these earnings outside the U.S. As of December 31, 2012, the cumulative amount of non-U.S. earnings upon which taxes have not been provided is approximately $405 million. If these earnings were distributed in the form of dividends or otherwise, the Company would be subject to income and withholding taxes. However, it is not practical to estimate the amount of tax payable upon the remittance of these earnings because such tax depends upon circumstances existing when the remittance occurs.
In 2012, 2011 and 2010, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date fair market value and, accordingly, were credited to equity in the amounts of $3.6 million, $6.1 million and $3.3 million, respectively.
In 2012, 2011 and 2010, tax provision (benefit) of $(13.4) million, $(44.1) million, and $6.6 million, respectively, primarily related to changes in pension and post-retirement plan assets and benefit obligations, was recorded to accumulated other comprehensive income.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included on the Company’s Consolidated Balance Sheets are as follows:

Page52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands) December 31,	2012	2011
Deferred tax assets:
Asbestos-related liabilities	$230,166	$260,969
Tax loss and credit carryforwards	77,098	93,337
Environmental reserves	12,614	20,042
Inventories	12,827	15,858
Accrued bonus and stock-based compensation	12,470	12,488
Pension and post-retirement benefits	66,313	50,623
Other	42,348	35,362
Total	453,836	488,679
Less: valuation allowance	115,014	107,511
Total deferred tax assets, net of valuation allowance	338,822	381,168
Deferred tax liabilities:
Basis difference in fixed assets	(30,130)	(35,341)
Basis difference in intangible assets	(78,086)	(75,127)
Total deferred tax liabilities	(108,216)	(110,468)
Net deferred tax asset	$230,606	$270,700
Balance sheet classification:
Current deferred tax assets	21,618	$46,664
Long-term deferred tax assets	245,843	265,849
Accrued liabilities	(2)	(145)
Long-term deferred tax liability	(36,853)	(41,668)
Net deferred tax asset	$230,606	$270,700

As of December 31, 2012, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2013-2017	$105	$—	$2,039	$161,854	$6,912
After 2017	14,547	1,067	4,162	410,775	30,656
Indefinite	—	—	15,959	—	39,088
Total tax carryforwards	$14,652	$1,067	$22,160	$572,629	$76,656
Deferred tax asset on tax carryforwards	$14,652	$373	$14,404	$26,297	$21,372	$77,098
Valuation allowance on tax carryforwards	(262)	(373)	(13,760)	(26,297)	(21,372)	(62,064)
Net deferred tax asset on tax carryforwards	$14,390	$—	$644	$—	$—	$15,034

As of December 31, 2012, the Company has determined that it is more likely than not that $62.1 million of its deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, the Company has recorded a valuation allowance against these deferred tax assets as shown in the table above. The Company has also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will be not realized. Accordingly, a $52.9 million valuation allowance has been established against these U.S. state and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2012 is $115.0 million.

Page53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2012	2011
Balance of liability as of January 1	$9,590	$3,725
Increase as a result of tax positions taken during a prior year	5,941	3,334
Decrease as a result of tax positions taken during a prior year	(25)	(19)
Increase as a result of tax positions taken during the current year	3,893	2,876
Reduction as a result of a lapse of the statute of limitations	(235)	(326)
Balance of liability as of December 31	$19,164	$9,590
The amount of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate was $18.9 million, $9.3 million, and $2.8 million as of December 31, 2012, 2011 and 2010, respectively. The difference between these amounts for 2012 and 2011 and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $0.4 million of interest and penalty expense, $0.2 million of interest and penalty expense and $0.4 million of interest income, respectively, related to unrecognized tax benefits in its consolidated statement of operations. At December 31, 2012 and December 31, 2011, the Company recognized $1.0 million and $0.6 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its consolidated balance sheet.
During the next twelve months, it is reasonably possible that $4.1 million of the Company's unrecognized tax benefits could change as a result of completed audits and / or settlements, the expiration of statutes of limitation or other resolutions of uncertainties.
Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service has completed its examinations of the Company's consolidated U.S. federal income tax returns through 2008. The Company's consolidated U.S. federal income tax return for the years 2009 through 2011, together with those of acquired subsidiaries, remain open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2007. As of December 31, 2012, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2009), Hungary (2009 and 2010), and California (2007 and 2008). During 2012, examinations were completed in Germany (2002 through 2005) and the UK (2007 through 2009), and resulted in minimal assessments. In addition, the Company is currently appealing tax assessments in Canada (2007 through 2009). Overall, the Company believes that adequate accruals have been provided for all jurisdictions' open years.

Note 4 – Accrued Liabilities
Accrued liabilities consist of:

(in thousands) December 31,	2012	2011
Employee related expenses	$90,911	$97,297
Warranty	10,718	16,379
Other	119,049	113,041
Total	$220,678	$226,717
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

Page54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warranty liabilities is as follows:

(in thousands) December 31,	2012	2011
Balance at beginning of period	$16,379	$19,198
Expense	6,190	6,759
Changes due to acquisitions/divestitures	(498)	11
Payments / deductions	(11,426)	(9,545)
Currency translation	73	(44)
Balance at end of period	$10,718	$16,379
Note 5 – Other Liabilities

(in thousands) December 31,	2012	2011
Environmental	$33,825	$49,959
Other	43,046	26,756
	$76,871	$76,715

Note 6 – Research and Development
Research and development costs are expensed when incurred. These costs were $66.9 million, $64.2 million and $65.9 million in 2012, 2011 and 2010, respectively.

Note 7 – Pension and Postretirement Benefits
In the United States, the Company sponsors a defined benefit pension plan that covers approximately 28% of all U.S. employees. In the fourth quarter of 2012, the Company announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 14% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date.
Non-union employees hired after December 31, 2005 are no longer eligible for participation in the ELDEC Corporation (“ELDEC”) and Interpoint Corporation (“Interpoint”) money purchase plan. Qualifying employees receive an additional 2% Company contribution to their 401(K) plan accounts. Certain of the Company’s non-U.S. defined benefit pension plans were also amended whereby eligibility for new participants will cease.
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. The Company does not pre-fund these benefits and has the right to modify or terminate the plan.

Page55

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2012	2011	2012	2011
Change in benefit obligation:
Beginning of year	$786,592	$674,136	$12,562	$13,108
Service cost	13,503	11,710	107	121
Interest cost	37,653	38,163	497	588
Plan participants’ contributions	1,324	1,389	—	—
Amendments	3	177	—	—
Actuarial loss	104,539	96,558	670	129
Settlement	(466)	(123)	—	—
Benefits paid	(35,561)	(31,911)	(1,226)	(1,374)
Foreign currency exchange impact	15,513	(2,777)	10	(10)
Acquisition/divestitures/curtailment	(16,223)	—	—	—
Adjustment for expenses/tax contained in service cost	(613)	(730)
Benefit obligation at end of year	$906,264	$786,592	$12,620	$12,562
Change in plan assets:
Fair value of plan assets at beginning of year	$678,250	$661,319
Actual return on plan assets	73,981	3,192
Foreign currency exchange impact	14,877	(2,059)
Employer contributions	4,278	47,495
Administrative expenses paid	(1,103)	(1,056)
Plan participants’ contributions	1,324	1,389
Settlement	(466)	(119)
Benefits paid	(35,561)	(31,911)
Fair value of plan assets at end of year	$735,580	$678,250	$—	$—
Funded status	$(170,684)	$(108,342)	$(12,620)	$(12,562)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2012	2011	2012	2011
Other assets	$52,304	$59,891	$—	$—
Current liabilities	(817)	(1,169)	(1,188)	(1,248)
Accrued pension and postretirement benefits	(222,171)	(167,068)	(11,432)	(11,314)
	$(170,684)	$(108,346)	$(12,620)	$(12,562)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2012	2011	2012	2011
Net actuarial loss (gain)	$290,417	$239,624	$(707)	$(1,518)
Prior service cost (credit)	141	1,036	(1,127)	(1,362)
Transition asset	(2)	(3)	—	—
	$289,556	$240,657	$(1,834)	$(2,880)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2012	2011	2012	2011	2012	2011
Projected benefit obligation	$506.5	$455.1	$399.8	$331.5	$906.3	$786.6
Accumulated benefit obligation	506.3	439.6	370.0	303.9	876.3	743.5
Fair value of plan assets	357.9	336.4	377.7	341.9	735.6	678.3

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2012	2011
Projected benefit obligation	$705,007	$616,411
Accumulated benefit obligation	683,019	580,977
Fair value of plan assets	482,019	448,205

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost:
Service cost	$13,503	$11,710	$11,417	$108	$121	$114
Interest cost	37,653	38,163	36,301	498	588	745
Expected return on plan assets	(51,437)	(50,620)	(43,793)	—	—	—
Amortization of prior service cost	402	421	451	(236)	(236)	—
Amortization of net loss (gain)	19,403	6,733	6,985	(139)	(110)	(175)
Recognized curtailment loss	460	—	—	—	—	—
Settlement costs	(125)	—	2,614	—	—	—
Special termination benefits	—	—	52	—	—	—
Net periodic benefit cost	$19,859	$6,407	$14,027	$231	$363	$684
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $12.7 million and $0.0 million, respectively. The estimated net gain and prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 million and $0.2 million, respectively.
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2012	2011	2010	2012	2011	2010
U.S. Plans:
Discount rate	4.20%	5.00%	5.80%	3.20%	4.25%	4.75%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.93%	4.56%	5.40%
Rate of compensation increase	3.14%	3.89%	3.74%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2012	2011	2010	2012	2011	2010
U.S. Plans:
Discount rate	5.00%	5.80%	6.10%	4.25%	4.25%	5.30%
Expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%	3.65%
Non-U.S. Plans:
Discount rate	4.56%	5.40%	5.76%
Expected rate of return on plan assets	7.00%	7.01%	7.13%
Rate of compensation increase	3.89%	3.74%	3.72%

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
In the U.S. Plan, the 8.25% expected rate of return on assets assumption for 2012 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2012, the actual asset allocation for the U.S. plan was 54% equity securities, 25% fixed income securities, 21% alternative assets, and 0% cash and cash equivalents. The Company periodically reviews the Plan's long-term rate of return assumptions to ensure they are in line with prevailing long-term market outlooks. Accordingly, the expected rate of return on assets assumption for the U.S. Plan has been reduced to 7.75% beginning in 2013.
For the non-U.S. Plans, the 7.00% expected rate of return on assets assumption for 2012 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2012, the actual weighted average asset allocation for the non-U.S. plans was 45% equity securities, 48% fixed income securities, 5% alternative assets/other, and 2% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2012	2011
Health care cost trend rate assumed for next year	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019
Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$37	$(34)
Effect on postretirement benefit obligation	$711	$(655)
Plan Assets
The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

		Actual Allocation
Asset Category December 31,	Target Allocation	2012	2011
Equity securities	35%-75%	49%	48%
Fixed income securities	20%-50%	37%	35%
Alternative assets/Other	0%-20%	13%	12%
Money market	0%-10%	1%	5%

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
The primary investment objective of the Company’s various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets and cash instruments. The company’s investment strategies across its pension plans worldwide results in a global target asset allocation range of 35%-75% equity securities, 20%-50% fixed income securities, 0%-20% alternative assets, and 0%-10% money market, as noted in the table above.
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
Equity securities include Crane Co. common stock, which represents 4% and 5% of plan assets at December 31, 2012 and 2011, respectively.

The fair value of the Company’s pension plan assets at December 31, 2012, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$8,130	$—	$—	$8,130
Common Stocks
Actively Managed U.S. Equities	105,841	—	—	105,841
Fixed Income Bonds and Notes	—	26,875	—	26,875
Commingled and Mutual Funds
U.S. Equity Funds	—	80,171	—	80,171
Non-U.S. Equity Funds	—	178,841	—	178,841
U.S. Fixed Income, Government and Corporate	—	43,182	—	43,182
U.S. Tactical Allocation Balanced Fund	—	18,997	—	18,997
Non-U.S. Fixed Income, Government and Corporate	—	181,073	—	181,073
International Balanced Funds	—	8,836	—	8,836
Alternative Investments				—
Hedge Funds	—	73,430	—	73,430
International Property Funds	—	9,445	—	9,445
Annuity Contract	—	759	—	759
Total Fair Value	$113,971	$621,609	$—	$735,580
For the year ended December 31, 2012, there were no significant transfers in or out of Levels 1, 2 or 3.

The fair value of the Company’s pension plan assets at December 31, 2011, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$38,084	$—	$—	$38,084
Common Stocks
Actively Managed U.S. Equities	93,869	—	—	93,869
Fixed Income Bonds and Notes	—	25,485	—	25,485
Commingled and Mutual Funds
U.S. Equity Funds	—	26,322	—	26,322
Non-U.S. Equity Funds	—	198,655	—	198,655
U.S. Fixed Income, Government and Corporate	—	33,810	—	33,810
U.S. Tactical Allocation Balanced Fund	—	16,455	—	16,455
Non-U.S. Fixed Income, Government and Corporate	—	159,611	—	159,611
International Balanced Funds	—	8,223	—	8,223
Alternative Investments
Hedge Funds	—	67,967	—	67,967
International Property Funds	—	9,011	—	9,011
Annuity Contract	—	758	—	758
Total Fair Value	$131,953	$546,297	$—	$678,250
In 2011, assets valued at $16 million were transferred from Level 3 to Level 2 due to the expiration of a restriction on fund redemptions.
Additional information pertaining to the changes in the fair value of the Pension Plans’ assets classified as Level 3 for the year ended December 31, 2011 is presented below:

Asset Category (dollars in thousands)	Hedge Funds
Balance at January 1, 2011	$17,169
Total Realized and Unrealized Gains/Losses	(1,498)
Purchases, Sales, Settlements Transfers in or out of Level 3	(15,671)
Balance at December 31, 2011	$—

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2012:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$30,605	12 Months	None	None	90 days written
Evanston Capital Management(a)	$25,587	12 Months	None	None	65 days written
Strategic Value Fund(b)	$17,238	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$80,171	immediate	None	None	None
Non-U.S. Equity Funds(d)	$178,841	immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate(e)	$181,073	immediate	None	None	None
International Property Funds(f)	$9,445	immediate	None	None	None
International Balanced Funds(g)	$8,836	immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$43,182	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund(i)	$18,997	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks.

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2011:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$28,241	12 Months	None	None	90 days written
Evanston Capital Management(a)	$24,055	12 Months	None	None	65 days written
Strategic Value Fund(b)	$15,671	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$26,322	immediate	None	None	None
Non-U.S. Equity Funds(d)	$198,655	immediate	None	None	None
Non U.S. Fixed Income, Government and Corporate(e)	$159,611	immediate	None	None	None
International Property Funds(f)	$9,011	immediate	None	None	None
International Balanced Funds(g)	$8,223	immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$33,810	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund(i)	$16,455	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.
Cash Flows
The Company expects, based on current actuarial calculations, to contribute cash of approximately $15 million to its defined benefit pension plans and $1 million to its other postretirement benefit plan in 2013. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2013	$36,089	$1,208
2014	38,174	1,199
2015	39,329	1,204
2016	41,294	1,202
2017	43,085	1,224
2018-2022	243,061	5,494
Total payments	$441,032	$11,531
The Company’s subsidiaries ELDEC and Interpoint have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution in 2012 was 5% of each eligible participant’s gross compensation. The contributions were $2.2 million in 2012, $2.3 million in 2011 and $2.2 million in 2010.
The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $6.4 million in 2012, $6.6 million in 2011 and $3.2 million in 2010.

In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 2% non-matching contribution to eligible participants. The Company made non-matching contributions to these plans of $3.3 million in 2012, $2.4 million in 2011 and $2.2 million in 2010.
Note 8 – Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of December 31, 2012 and 2011:

(in thousands) December 31,	2012	2011
Long-term debt consists of:
5.50% notes due 2013(a)	$199,898	$199,753
6.55% notes due 2036	199,194	199,161
Total long-term debt	$399,092	$398,914
Short-term borrowings	$1,123	$1,112

(a) As of December 31, 2012, the Company classified the notes which mature in 2013 as long-term debt due to the Company's intent to refinance on a long-term basis and the ability to utilize the existing five-year $300 million Amended and Restated Credit Agreement.
In May 2012, the Company entered into a five-year, $300 million Amended and Restated Credit Agreement (as subsequently amended, the “facility”), which is due to expire in May 2017. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at the Company’s option, (1) a LIBOR-based formula that is dependent in part on the Company’s credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.’s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points. The facility was not used in 2012 and 2011 and was only used for letter of credit purposes in 2010. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by the Company is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, certain ERISA events, material judgments and a change in control. The agreement contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2012, the Company’s ratio was 30%.

(in thousands) December 31,	2012
Short-term borrowings	$1,123
Long-term debt	399,092
Total indebtedness	$400,215
Total indebtedness	$400,215
Total shareholders’ equity	918,383
Capitalization	$1,318,598
Total indebtedness to capitalization	30%
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
In September 2003, the Company issued notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on September 15, 2013, and bear interest at 5.50% per annum, payable semi-annually on March 15 and September 15 of each year. These notes have been presented in the accompanying consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis.The notes have no sinking fund requirement but may be redeemed, in whole or part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization; these notes have an effective annualized interest rate of 5.70%.
All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.
At December 31, 2012, the Company had open standby letters of credit of $31 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2014.
Note 9 - Fair Value Measurements
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
 The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$2,617	$—	$2,617	$—	$290	$—	$290
Liabilities:
Derivatives - foreign exchange contracts	$—	$172	$—	$172	$—	$6,060	$—	$6,060
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $431.1 million and $419.0 million at December 31, 2012 and 2011, respectively.

Page63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2012, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $178 million and $155 million as of December 31, 2012 and December 31, 2011, respectively. The settlement of derivative contracts for the years ended December 31, 2012, 2011 and 2010 resulted in net cash outflows of $13.0 million, $4.7 million and $10.2 million, respectively and is reported with “Total provided by operating activities” on the Consolidated Statements of Cash Flows.
Note 11 - Commitments and Contingencies
Leases
The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2012:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2013	$14,931	$309	$14,622
2014	11,202	139	11,063
2015	7,810	—	7,810
2016	6,487	—	6,487
2017	3,626	—	3,626
Thereafter	5,557	—	5,557
Total minimum lease payments	$49,613	$448	$49,165
Rental expense was $26.7 million, $27.1 million and $24.6 million for 2012, 2011 and 2010, respectively.
The Company entered into a 7 year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $5.2 million as of December 31, 2012.
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2012, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2012	2011	2010
Beginning claims	58,658	64,839	66,341
New claims	3,542	3,748	5,032
Settlements	(1,030)	(1,117)	(1,127)
Dismissals	(4,919)	(11,059)	(6,363)
MARDOC claims*	191	2,247	956
Ending claims	56,442	58,658	64,839
* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania (“MARDOC claims”), and therefore were not included in “Beginning claims”. As of December 31, 2012, pursuant to an ongoing review process initiated by the Court, 26,562 claims were permanently dismissed and 3,391 claims remain active (and have been added to “Ending claims”). In addition, the Company was named in 8 new maritime actions in 2010 (not included in “Beginning claims”). The Company expects that more of the remaining 6,503 maritime actions will be activated, or permanently dismissed, as the Court’s review process continues. The number on this line reflects the number of previously inactive MARDOC claims that were newly activated in a given year.

Of the 56,442 pending claims as of December 31, 2012, approximately 19,300 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and

Page64

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately 5,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiff's request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company has appealed.
On March 9, 2012, a Philadelphia County, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent, or 10%, of plaintiffs' non-economic damages of $6.5 million, plus a portion of Plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company has appealed.

Page65

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million or $120,000.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and plans to pursue an appeal if necessary.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  The Company plans to pursue an appeal if necessary.
Such judgment amounts are not included in the Company's incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2012, 2011 and 2010 totaled $96.1 million, $105.5 million and $106.6 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2012, 2011 and 2010 totaled $78.0 million, $79.3 million and $66.7 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions) For the year ended December 31,	2012	2011	2010
Settlement / indemnity costs incurred (1)	$37.5	$50.2	$52.7
Defense costs incurred (1)	58.7	55.3	53.9
Total costs incurred	$96.1	$105.5	$106.6

Settlement / indemnity payments	$38.0	$55.0	$46.9
Defense payments	59.8	56.5	54.4
Insurance receipts	(19.8)	(32.2)	(34.6)
Pre-tax cash payments	$78.0	$79.3	$66.7

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2012, the Company has resolved (by settlement or dismissal) approximately 90,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $370 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2012, 2011 and 2010 was $6,300, $4,123 and $7,036 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.
Effects on the Consolidated Financial Statements
The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim

Page66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to the results of widely used previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.
In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the jurisdictions where such claims are filed, and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits; and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected over the past five to ten years by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which are estimated to provide $36 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of the Company’s asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, the Company’s management continues to monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.
Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, and other non-malignant conditions including asbestosis) during that period. In addition to this claims experience, the Company also considers additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of HR&A and determines whether a change in the estimate is warranted.
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

Page67

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through December 31, 2012, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2012. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $796 million as of December 31, 2012. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2012 was $92 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, the Company has entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with eight of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $81.1 million in aggregate. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing

Page68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $205 million as of December 31, 2012.
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
Uncertainties. Estimation of the Company’s ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. The Company cautions that its estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on past experience that may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the

Page69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimation of remediation costs. The environmental remediation liability as of December 31, 2012 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $49.8 million as of December 31, 2012, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2012, the Company has recorded a receivable of $10.9 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site

Page70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the U.S. Fish and Wildlife Service, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and in connection with its efforts is awaiting additional technical information from the agencies. GD-OTS and the agencies have discussed a target date of April 1, 2013 for submission of a final revised remedial investigation report. Work on interim deliverables for the feasibility study is underway, but it remains unclear when a draft feasibility study will be submitted or when a feasibility study will be finalized. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise with respect to the costs it has incurred in performing the AUS-OU remedial investigation and feasibility study, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the US government to consider participation in an allocation proceeding, it is possible that an allocation proceeding may go forward beginning after submission of the final remedial investigation report. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at the Site. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. We are informed that the United States, GD-OTS and Schlumberger have resolved in principle their claims against each other and are in the process of finalizing the terms of a consent decree. Pending the submission of a consent decree, the court has stayed GD-OTS' and Schlumberger's claims against the third-party defendants, including the Company. During the pendency of the stay, GD-OTS and Schlumberger and the third-party defendants have engaged in discussions in an attempt to resolve the third-party claims, but those discussions to date have not been successful. It is therefore unclear when any determination of the allocable share of the various third-party defendants will be completed. Nor is it possible at this time to reasonably estimate the amount of any obligation that the Company may have with respect to “Site 36.” The Company has notified its insurers of this potential liability.
Other Proceedings
On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac's directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac's directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff's motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants' motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties engaged in pre-trial discovery. Fact discovery closed in July 2012, and expert discovery, including the exchange of

Page71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expert reports and depositions of expert witnesses, closed on November 30, 2012. Summary judgment motions were due to be submitted on or before January 15, 2013. However, on December 26, 2012, plaintiff's counsel proposed a settlement figure that was substantially less than had previously been proposed. This led to negotiations which culminated, on January 11, 2013, in an agreement, in principle, to resolve the case on the following terms, which are subject to Court approval. In consideration of the establishment of a settlement fund in the amount of $2 million, to be funded almost entirely from the insurance policy covering the former officers and directors of Merrimac, and with a single contribution of $150,000 by Crane Co., the plaintiffs agreed (1) to withdraw the single claim asserted in the Complaint against Crane Co., (2) that all plaintiff's attorney's fees and expenses associated with the case will come from the settlement amount, and (3) that all costs of notification of the settlement to the members of the class, costs related to the distribution of pro rata amounts to class members, and any other administrative costs, will also come from the settlement amount. In addition, all defendants, including Crane Co., will receive full class-wide releases. On January 15, 2013, with the consent of counsel for Crane Co. and the other defendants, plaintiff's counsel notified the Court that the parties had reached a provisional agreement to resolve the case, subject to court approval, and asked that the case be stayed for all purposes except for settlement-related proceedings.
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
Pursuant to recently enacted environmental regulations in New Jersey, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey, to determine if any contaminants (volatile organic compound vapors from groundwater) from the facility were present in those homes. The Company installed vapor mitigation equipment in three homes where contaminants were found. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 141 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the facility. The plaintiffs in these cases recently amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly remediate the site.  It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because among other things, the extent of the environmental impact, consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.
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
Note 12 - Acquisitions and Divestitures
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
In December 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding equity interests of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”) for a purchase price of $820 million on a cash free and debt free basis. The purchase of MEI is contingent upon regulatory approvals and customary closing conditions. MEI, a leading provider of payment solutions for unattended transaction systems, serves customers in the

Page72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transportation, gaming, retail, service payment and vending markets. MEI had sales of approximately $400 million in 2012 and will be integrated into the Company's Payment Solutions business within its Merchandising Systems segment.
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
During 2010, the Company completed two acquisitions at a total cost of $144 million, including the repayment of $3 million of assumed debt. Goodwill for the 2010 acquisitions amounted to $51 million. The pro forma impact of these acquisitions on the Company’s historical results of operations was not material.
In December 2010, the Company completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 sales were approximately $64 million and the purchase price was $90 million, net of cash acquired of $3 million. Money Controls has been integrated into the Payment Solutions business the Company’s Merchandising Systems segment. In connection with the Money Controls acquisition, the purchase price and initial recording of the transaction was based on preliminary valuation assessments and is subject to change. The initial allocation of the aggregate purchase price was made in the fourth quarter of 2010 and resulted in current assets of $24 million; property, plant, and equipment of $10 million; identified intangible assets of $43 million, which primarily consist of customer relationships; goodwill of $31 million; other long-term assets of $6 million; deferred tax asset of $4 million; current liabilities of $11 million; deferred tax liabilities of $13 million; and long-term liability of $1 million. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition will significantly strengthen and broaden the Company’s product offering and will allow the Company to strengthen its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes.
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
Please refer to Note 2, “Discontinued Operations,” for discussion of the divestitures of Azonix and the Company’s valve service center in Houston, Texas.

Note 13 – Stock-Based Compensation Plans
The Company has two stock-based compensation plans: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. The Stock Incentive Plan is used to provide long-term incentive compensation through stock options, restricted share units and performance-based restricted share units.

Page73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and expire six years after the date of grant (ten years for all options granted to directors and for options granted to officers and employees prior to 2004). Options granted prior to January 29, 2007, became exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year.
The Company determines the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Dividend yield	2.18%	2.23%	2.68%
Volatility	43.09%	41.06%	40.37%
Risk-free interest rate	0.79%	1.79%	2.20%
Expected lives in years	4.28	4.29	4.29
Expected dividend yield is based on the Company’s dividend rate. Expected stock volatility was determined based upon the historical volatility for the four-year-period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represents the period of time that options granted are expected to be outstanding.
Activity in the Company’s stock option plans for the year ended December 31, 2012 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2012	3,618	$33.92
Granted	1,000	49.61
Exercised	(970)	30.48
Canceled	(183)	39.83
Options outstanding at December 31, 2012	3,464	$39.11	3.58
Options exercisable at December 31, 2012	1,261	$33.90	2.42
The weighted-average fair value of options granted during 2012, 2011 and 2010 was $15.07, $13.36 and $9.44, respectively. The total fair value of shares vested during 2012, 2011 and 2010 was $7.3 million, $6.0 million and $4.0 million, respectively. The total intrinsic value of options exercised during 2012, 2011 and 2010 was $14.8 million, $24.9 million and $14.1 million, respectively. The total cash received from these option exercises was $18.7 million, $30.8 million and $26.4 million, respectively, and the tax benefit/(shortfall) realized for the tax deductions from option exercises and vesting of restricted stock was $3.6 million, $6.1 million and $3.3 million, respectively. The aggregate intrinsic value of exercisable options was $15.6 million, $20.8 million and $21.0 million as of December 31, 2012, 2011 and 2010, respectively.
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
Included in the Company’s share-based compensation was expense recognized for its restricted stock, restricted share unit and performance-based restricted share unit awards of $8.3 million, $8.1 million and $7.2 million in 2012, 2011 and 2010, respectively. Changes in the Company’s restricted stock and restricted share units for the year ended December 31, 2012 were as follows:

Page74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units at January 1, 2012	654	$34.07
Restricted Stock vested	(57)	34.00
Restricted Stock forfeited	(1)	31.04
Restricted Share Units granted	116	48.28
Restricted Share Units vested	(144)	30.00
Restricted Share Units forfeited	(30)	39.10
Performance-based Restricted Share Units granted	118	46.72
Performance-based Restricted Share Units forfeited	(4)	46.70
Restricted Stock and Restricted Share Units at December 31, 2012	652	$39.48

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

Page75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by reportable segment is set forth below:

(in thousands)	2012	2011	2010
Aerospace & Electronics
Net sales	$701,208	$677,663	$577,164
Operating profit(a)	156,015	145,624	109,228
Assets	509,672	514,240	498,775
Goodwill	203,595	203,516	202,481
Capital expenditures	6,851	15,049	7,756
Depreciation and amortization	14,713	15,635	15,804
Engineered Materials
Net sales	$216,503	$220,071	$212,280
Operating profit(b)	24,522	29,754	30,143
Assets	237,478	245,350	255,340
Goodwill	171,533	171,489	171,491
Capital expenditures	2,163	1,840	1,052
Depreciation and amortization	7,191	7,959	8,090
Merchandising Systems
Net sales	$371,901	$373,907	$298,040
Operating profit(c)	33,771	30,337	16,729
Assets	408,702	408,857	419,704
Goodwill	201,866	197,719	197,453
Capital expenditures	4,263	4,652	3,490
Depreciation and amortization	14,226	15,283	11,811
Fluid Handling
Net sales	$1,195,501	$1,140,315	$1,007,745
Operating profit(d)	148,167	149,803	121,494
Assets	954,633	909,265	829,523
Goodwill	221,745	220,111	210,695
Capital expenditures	14,871	12,097	7,622
Depreciation and amortization	17,948	19,003	18,534
Controls
Net sales	$93,955	$88,413	$84,201
Operating profit(e)	12,813	11,228	5,077
Assets	38,642	64,162	66,744
Goodwill	15,053	27,990	28,165
Capital expenditures	514	664	523
Depreciation and amortization	1,463	3,270	3,726

(a)	Includes restructuring charges of $269 in 2010.

(b)	Includes restructuring charges of $2,338 in 2012 and $238 in 2010.

(c)	Includes $1,276 of transaction costs associated with the acquisition of Money Controls in 2010 and restructuring charges of $3,355 in 2012 and $3,224 in 2010.

(d)	Includes restructuring charges of $12,745 in 2012 and $2,964 in 2010.

(e)	Includes restructuring gains of $19 in 2010.

Page76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by reportable segment (continued):

(in thousands)	2012	2011	2010
TOTAL NET SALES	$2,579,068	$2,500,369	$2,179,319
Operating profit (loss) from Continuing Operations
Reporting segments	$375,288	$366,746	$282,671
Corporate — before asbestos and environmental charges (a) (b)	(64,847)	(58,201)	(49,371)
Corporate expense — asbestos charge	—	241,647	—
Corporate expense — environmental charges	—	30,327	—
TOTAL OPERATING PROFIT FROM CONTINUING OPERATIONS	$310,441	$36,571	$233,300
Interest income	1,879	1,635	1,184
Interest expense	(26,831)	(26,255)	(26,841)
Miscellaneous — net	(884)	2,810	1,424
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$284,605	$14,761	$209,067
Assets
Reporting segments	$2,149,127	$2,141,874	$2,070,086
Corporate	740,751	701,657	636,611
TOTAL ASSETS	$2,889,878	$2,843,531	$2,706,697
Goodwill
Reporting segments	$813,792	$820,824	$810,285
Capital expenditures
Reporting segments	$28,662	$34,302	$20,443
Corporate	646	435	590
TOTAL CAPITAL EXPENDITURES	$29,308	$34,737	$21,033
Depreciation and amortization
Reporting segments	$55,541	$61,151	$57,965
Corporate	1,722	1,792	1,876
TOTAL DEPRECIATION AND AMORTIZATION	$57,263	$62,943	$59,841
(a) Includes $3,874 of non-deductible acquisition costs associated with the pending acquisition of MEI.
(b) Includes restructuring charges of $25 in 2012
Information by geographic region:

(in thousands) December 31,	2012	2011	2010
Net sales*
United States	$1,522,135	$1,419,662	$1,281,287
Canada	299,955	271,825	248,380
Europe	612,163	656,816	531,037
Other international	144,815	152,066	118,615
TOTAL NET SALES	$2,579,068	$2,500,369	$2,179,319
Assets*
United States	$1,165,233	$1,203,644	$1,110,668
Canada	219,770	211,663	259,957
Europe	634,711	615,200	435,406
Other international	129,413	111,367	264,055
Corporate	740,751	701,657	636,611
TOTAL ASSETS	$2,889,878	$2,843,531	$2,706,697
* Net sales and assets by geographic region are based on the location of the business unit.

Page77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Quarterly Results for the Year (Unaudited)

(in thousands, except per share data) For year ended December 31,	First	Second		Third		Fourth		Year
2012
Net sales	$645,613	$657,686		$645,981		$629,788		$2,579,068
Cost of sales	429,621	436,095		426,148	(e)	418,085	(i)	$1,709,949
Gross profit	215,992	221,591		219,833		211,703		869,119
Operating profit from continuing operations	78,297	69,377	(a)	86,584	(f)	76,183	(j)	310,441
Income from continuing operations attributable to common shareholders	50,840	42,653	(b)	56,224	(g)	45,644	(k)	195,361
Discontinued operations, net of tax	822	19,909	(c)	901	(h)	—		21,632
Net income attributable to common shareholders	51,662	62,562	(d)	57,125	(g)	45,644	(k)	216,993
Earnings per basic share:
Income from continuing operations attributable to common shareholders	$0.88	$0.74		$0.99		$0.80		$3.40
Discontinued operations, net of tax	0.01	0.34		0.02		—		0.38
Net income attributable to common shareholders	$0.89	$1.08		$1.00		$0.80		$3.78
Earnings per diluted share:
Income from continuing operations attributable to common shareholders	$0.86	$0.73		$0.97		$0.79		$3.35
Discontinued operations, net of tax	0.01	0.34		0.02		—		0.37
Net income attributable to common shareholders	$0.88	$1.07		$0.99		$0.79		$3.72

2011
Net sales	$600,288	$633,189		$647,088		$619,804		$2,500,369
Cost of sales	390,779	415,985		428,524		417,950		$1,653,238
Gross profit	209,509	217,204		218,564		201,854		847,131
Operating profit (loss) from continuing operations	71,435	78,851		80,290		(194,005)	(l)	36,571
Income (loss) from continuing operations attributable to common shareholders	47,542	49,727		51,353		(126,007)	(m)	22,615
Discontinued Operations, net of tax	925	710		1,187		878		3,700
Net income (loss) attributable to common shareholders	48,467	50,437		52,540		(125,129)	(m)	26,315
Earnings per basic share*:
Income (loss) from continuing operations attributable to common shareholders	$0.82	$0.85		$0.88		$(2.18)		$0.39
Discontinued operations, net of tax	0.02	0.01		0.02		0.02		0.06
Net income (loss) attributable to common shareholders	$0.83	$0.87		$0.91		$(2.16)		$0.45
Earnings per diluted share*:
Income (loss) from continuing operations attributable to common shareholders	$0.80	$0.84		$0.87		($2.18)		$0.38
Discontinued operations, net of tax	0.02	0.01		0.02		0.02		0.06
Net income (loss) attributable to common shareholders	$0.81	$0.85		$0.89		$(2.16)		$0.44

(a)	Includes $14,747 of restructuring charges.

(b)	Includes the impact of item (a) cited above, net of tax.

(c)	Includes $18,276 gain on divestiture, net of tax.

(d)	Includes the impact of items (a) and (c) cited above, net of tax.

(e)	Includes $1,194 of charges related to repositioning activities.

(f)	Includes the impact of item (e) and $160 of restructuring charges.

(g)	Includes the impact of item (f) cited above, net of tax.

(h)	Reflects a gain on divestiture, net of tax

(i)	Includes $516 of charges related to repositioning activities.

(j)	Includes the impact of item (i), $3,556 of restructuring charges, $460 pension curtailment charge, and $3,874 non-deductible acquisition costs associated with the pending acquisition of MEI.

(k)	Includes the impact of item (j) cited above, net of tax.

(l)	Includes a $241,647 asbestos provision and a $30,327 environmental provision.

(m)	Includes the impact of item (l) cited above, net of tax.

* EPS amounts may not add due to rounding

Page78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Restructuring
In 2012, the Company recorded pre-tax restructuring charges of $18.5 million, of which $16.5 million was associated with repositioning actions designed to improve profitability largely beginning in 2013, primarily in the European portion of the Fluid Handling segment and $2.0 million of non-cash charges were related to the completion of previous restructuring actions.
The repositioning actions included $14.6 million of severance and other cash-related restructuring costs and $1.9 million of non-cash restructuring costs related to asset write-downs. The severance and other costs pertain to the closure of two small European plants, the transfer of certain manufacturing operations from higher cost to lower cost Company facilities and other staff reduction actions. These actions resulted in workforce reductions of approximately 200 employees, or about 2% of the Company's global workforce and were substantially completed in 2012. The Company expects the payments related to the repositioning actions to be substantially completed in 2013, which will be funded with cash generated from operations.
Related to the repositioning actions, the Company also recorded $1.6 million of additional charges related to the write-down of inventory resulting from the closure of a product line which was recorded in cost of sales and $0.5 million pension curtailment charge which was recorded in selling, general and administrative.
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	January 1, 2012	Expense	Utilization	December 31, 2012
Severance	$—	$12.0	$(7.4)	$4.6
Other	—	2.6	(0.9)	1.7
	$—	$14.6	$(8.3)	$6.3

Page79

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
Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2012. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

Page80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Crane Co.
Stamford, CT
We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the "Company") as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Stamford, CT
February 25, 2013

Item 9B. Other Information.
None

Page81

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2013 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 11, 2013 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation.
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2013 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 11, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2013 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 11, 2013.

As of December 31, 2012:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2009 Stock Incentive Plan (and predecessor plans)	3,333,065	$39.16	2,698,980
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	131,333	37.76	475,909
Equity compensation plans not approved by security holders	—	—	—
Total	3,464,398	$39.11	3,174,889

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2013 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 11, 2013.

Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2013 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 11, 2013.

Page82

Item 15. Exhibits and Financial Statement Schedules.
(a) Consolidated Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm	Page39
Consolidated Statements of Operations	Page40
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets	Page42
Consolidated Statements of Cash Flows	Page43
Consolidated Statements of Changes in Equity	Page44
Notes to Consolidated Financial Statements	Page45
(b) Exhibits

Exhibit No.	Description
Exhibit 3	Bylaws of the Company, as amended through January 28, 2013
Exhibit 10	Amendment dated December 3, 2012 to Employment Agreement with Eric C. Fast dated January 2, 2001
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

3)	Amendment No. 1 to Amended and Restated Credit Agreement dated as of December 16, 2008 (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2008).

4)	Second Restated Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2012).

(4)(b)
Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Page83

(10)	Material Contracts:
(iii) Compensatory Plans
(a) The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(b)	Employment agreement with Eric C. Fast, dated January 22, 2001, (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

(c)	The Crane Co. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

(d)	Agreement between the Company and Robert S. Evans dated January 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

(e)	The Crane Co. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(f)	The Crane Co. Retirement Plan for Non-Employee Directors, as amended December 5, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed January 23, 2006).

(g)
Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Agreements in this form have been entered into with all executive officers.

(h)
Form of Indemnification Agreement (incorporated by reference to Exhibit 10 (iii) (l) to the Company’s Annual Report on Form 10-K). Agreements in this form have been entered into with each director and executive officer of the Company.

(i)
Time Sharing Agreement effective as of January 30, 2007, between the Company and E. C. Fast (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

(j)	2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 9, 2007).

(k)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).

(l)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(m)	EVA Incentive Compensation Plan for Operating Units (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(n)	The Crane Co. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 6, 2009).

(o)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).

(p)	The 2009 Crane Co. Corporate EVA Incentive Compensation Plan (incorporated by reference to Appendix C to the Company’s Proxy Statement filed on March 6, 2009).

(q)
Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

Page84

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

/s/ E.C. FAST
E.C. Fast Chief Executive Officer and Director Date 2/25/2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

By	/s/ E.C. FAST	By	/s/ R.A. MAUE	By	/s/ R.A. MAUE
	E.C. Fast Chief Executive Officer (Principal Executive Officer)		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Financial Officer)		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Accounting Officer)
	Date 2/25/2013		Date 2/25/2013		Date 2/25/2013
Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By	/s/ D.G. COOK
	R.S. Evans, Chairman of the Board		E.T. Bigelow		D.G. Cook
	Date 2/25/2013		Date 2/25/2013		Date 2/25/2013

By	/s/ E.C. FAST	By	/s/ R.S. FORTÉ	By	/s/ P.R. LOCHNER, JR.
	E.C. Fast		R.S. Forté		P.R. Lochner, Jr.
	Date 2/25/2013		Date 2/25/2013		Date 2/25/2013

By	/s/ R.F. MCKENNA	By
	R.F. McKenna		J.L.L. Tullis
	Date 2/25/2013		Date 2/25/2013

Page85