Form 10-Q
period 2013-03-31
CRANE CO /DE/
filed 2013-05-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2013
Common stock, $1.00 Par Value – 57,835,975 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$627,571	$645,613
Operating costs and expenses:
Cost of sales	409,819	429,625
Selling, general and administrative	130,852	137,691
Operating profit from continuing operations	86,900	78,297
Other income (expense):
Interest income	632	395
Interest expense	(6,718)	(6,711)
Miscellaneous - net	(120)	(347)
	(6,206)	(6,663)
Income from Continuing Operations Before Income Taxes	80,694	71,634
Provision for Income Taxes	22,752	20,660
Income from Continuing Operations	57,942	50,974
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	822
Gain from Sales of Discontinued Operations, net of tax	—	—
Discontinued Operations, net of tax	—	822
Net income before allocation to noncontrolling interests	57,942	51,796
Less: Noncontrolling interest in subsidiaries’ earnings	151	134
Net income attributable to common shareholders	$57,791	$51,662
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$1.01	$0.88
Discontinued operations, net of tax	—	0.01
Net income attributable to common shareholders	$1.01	$0.89
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.99	$0.86
Discontinued operations, net of tax	—	0.01
Net income attributable to common shareholders	$0.99	$0.88
Average basic shares outstanding	57,479	57,889
Average diluted shares outstanding	58,389	58,880
Dividends per share	$0.28	$0.26

(a)	EPS amounts may not add due to rounding
See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Net income before allocation to noncontrolling interests	$57,942	$51,796
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(19,901)	19,388
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	2,104	3,429
Other comprehensive (loss) income	(17,797)	22,817
Comprehensive income before allocation to noncontrolling interests	40,145	74,613
Less: Noncontrolling interests in comprehensive (loss) income	161	160
Comprehensive income attributable to common shareholders	$39,984	$74,453
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$384,639	$423,947
Accounts receivable, net	372,252	333,330
Current insurance receivable - asbestos	33,722	33,722
Inventories, net:
Finished goods	115,319	113,872
Finished parts and subassemblies	40,415	37,517
Work in process	64,829	59,277
Raw materials	139,060	142,059
Inventories, net	359,623	352,725
Current deferred tax asset	18,801	21,618
Other current assets	16,079	15,179
Total current assets	1,185,116	1,180,521
Property, plant and equipment:
Cost	787,055	796,377
Less: accumulated depreciation	526,742	528,094
Property, plant and equipment, net	260,313	268,283
Long-term insurance receivable - asbestos	159,659	171,752
Long-term deferred tax assets	238,342	245,843
Other assets	84,191	83,774
Intangible assets, net	118,565	125,913
Goodwill	803,917	813,792
Total assets	$2,850,103	$2,889,878
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2013	December 31, 2012
Liabilities and equity
Current liabilities:
Short-term borrowings	$1,127	$1,123
Accounts payable	174,182	182,731
Current asbestos liability	91,670	91,670
Accrued liabilities	178,507	220,678
U.S. and foreign taxes on income	13,189	15,686
Total current liabilities	458,675	511,888
Long-term debt	399,137	399,092
Accrued pension and postretirement benefits	226,457	233,603
Long-term deferred tax liability	35,178	36,853
Long-term asbestos liability	681,609	704,195
Other liabilities	75,754	76,871
Total liabilities	1,876,810	1,962,502
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	208,103	204,472
Retained earnings	1,292,618	1,250,972
Accumulated other comprehensive loss	(145,883)	(128,077)
Treasury stock	(463,125)	(481,410)
Total shareholders’ equity	964,139	918,383
Noncontrolling interests	9,154	8,993
Total equity	973,293	927,376
Total liabilities and equity	$2,850,103	$2,889,878

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,665,731)	(15,319,967)
Common stock outstanding	57,760,408	57,106,172
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net income attributable to common shareholders	$57,791	$51,662
Noncontrolling interests in subsidiaries’ earnings	151	134
Net income before allocation to noncontrolling interests	57,942	51,796
Depreciation and amortization	12,710	14,674
Stock-based compensation expense	5,379	4,007
Defined benefit plans and postretirement expense	943	4,991
Deferred income taxes	8,200	8,544
Cash used for working capital	(98,534)	(103,503)
Defined benefit plans and postretirement contributions	(2,816)	(1,183)
Environmental payments, net of reimbursements	(3,505)	(2,579)
Payments for asbestos-related fees and costs, net of insurance recoveries	(10,493)	(18,235)
Other	9,771	(1,319)
Total used for operating activities	(20,403)	(42,807)
Investing activities:
Capital expenditures	(5,473)	(7,165)
Proceeds from disposition of capital assets	196	172
Total used for investing activities	(5,277)	(6,993)
Financing activities:
Equity:
Dividends paid	(16,144)	(15,090)
Stock options exercised - net of shares reacquired	10,389	8,426
Excess tax benefit from stock-based compensation	2,928	2,947
Debt:
Net decrease in short-term debt	—	(318)
Total used for financing activities	(2,827)	(4,035)
Effect of exchange rates on cash and cash equivalents	(10,801)	4,606
Decrease in cash and cash equivalents	(39,308)	(49,229)
Cash and cash equivalents at beginning of period	423,947	245,089
Cash and cash equivalents at end of period	$384,639	$195,860
Detail of cash used for working capital:
Accounts receivable	$(39,425)	$(50,351)
Inventories	(13,026)	(3,318)
Other current assets	(1,096)	(1,112)
Accounts payable	(5,287)	(12,306)
Accrued liabilities	(39,618)	(41,043)
U.S. and foreign taxes on income	(82)	4,627
Total	$(98,534)	$(103,503)
Supplemental disclosure of cash flow information:
Interest paid	$6,013	$5,980
Income taxes paid	$11,706	$4,985
See Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Prior period segment data has been restated to reflect the Company's revised reportable segment structure. See Note 2, "Segment Results" for a discussion of the change in reportable segments.
Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board ("FASB") issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired and whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets required under current accounting standards. The amendments are effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company performs its assessment of intangible assets on an annual basis and does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows and disclosures.

Note 2 - Segment Results
Beginning in the first quarter of 2013, the Controls segment (consisting of the Barksdale and Crane Environmental businesses) is now included in the Fluid Handling segment. Prior period amounts have been reclassified to the new reporting structure for comparative purposes.
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reportable segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems and Fluid Handling. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Furthermore, Corporate consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs.

Financial information by reportable segment is set forth below:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net sales
Aerospace & Electronics	$164,882	$175,168
Engineered Materials	60,230	58,159
Merchandising Systems	89,461	87,675
Fluid Handling	312,998	324,611
Total	$627,571	$645,613
Operating profit (loss) from continuing operations
Aerospace & Electronics	$40,111	$38,069
Engineered Materials	8,574	8,409
Merchandising Systems	10,165	4,713
Fluid Handling	45,891	43,078
Corporate	(17,841)	(15,972)
Total	86,900	78,297
Interest income	632	395
Interest expense	(6,718)	(6,711)
Miscellaneous - net	(120)	(347)
Income from continuing operations before income taxes	$80,694	$71,634

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Assets
Aerospace & Electronics	$514,088	$509,672
Engineered Materials	241,554	237,478
Merchandising Systems	400,420	408,702
Fluid Handling	998,465	993,275
Corporate	695,576	740,751
Total	$2,850,103	$2,889,878

	As of
	March 31,	December 31,
(in thousands)	2013	2012
Goodwill
Aerospace & Electronics	$203,478	$203,595
Engineered Materials	171,468	171,533
Merchandising Systems	196,560	201,866
Fluid Handling	232,411	236,798
Total	$803,917	$813,792
Note 3 - Discontinued Operations
On June 19, 2012, the Company sold Azonix Corporation (“Azonix”) to Cooper Industries for $44.8 million, of which $0.9 million and $0.5 million were recorded in the third and fourth quarters of 2012, respectively, resulting in an after tax gain of $14.5 million. As a result, the Condensed Consolidated Statement of Operations presents Azonix as a discontinued operation.

On June 28, 2012, the Company sold certain assets and operations of the Company’s valve service center in Houston, Texas to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million. As a result, the Condensed Consolidated Statement of Operations presents the Company’s valve service center in Houston, Texas as a discontinued operation.
The operating results of the discontinued operations for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net Sales	$—	$12,266
Income from discontinued operations before income taxes	$—	$1,263
Provision for income taxes	—	441
Income from discontinued operations, net of income taxes	$—	$822

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

	Three Months Ended
	March 31,
(in thousands, except per share data)	2013	2012
Income from continuing operations	$57,942	$50,974
Less: Non-controlling interest in subsidiaries’ earnings	151	134
Income from continuing operations attributable to common shareholders	57,791	50,840
Discontinued operations, net of tax	—	822
Net income attributable to common shareholders	$57,791	$51,662
Average basic shares outstanding	57,479	57,889
Effect of dilutive stock options	910	991
Average diluted shares outstanding	58,389	58,880
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$1.01	$0.88
Discontinued operations, net of tax	—	0.01
Net income attributable to common shareholders	$1.01	$0.89
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.99	$0.86
Discontinued operations, net of tax	—	0.01
Net income attributable to common shareholders	$0.99	$0.88

(a)	EPS amounts may not add due to rounding
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.7 million and 1.6 million average options were excluded for the first quarter of 2013 and 2012, respectively).

Note 5 - Changes in Equity and Comprehensive Income
A summary of the changes in equity for the three months ended March 31, 2013 and 2012 is provided below:

	Three Months Ended March 31,
	2013			2012
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$918,383	$8,993	$927,376	$813,553	$8,503	$822,056
Dividends	(16,144)	—	(16,144)	(15,090)	—	(15,090)
Reacquisition on open market	—	—	—	—	—	—
Exercise of stock options, net of shares reacquired	13,609	—	13,609	7,323	—	7,323
Stock compensation expense	5,379	—	5,379	4,007	—	4,007
Excess tax benefit from stock based compensation	2,928	—	2,928	2,947	—	2,947
Net income	57,791	151	57,942	51,662	134	51,796
Other comprehensive income (loss)	(17,807)	10	(17,797)	22,791	26	22,817
Comprehensive income	39,984	161	40,145	74,453	160	74,613
Balance, end of period	$964,139	$9,154	$973,293	$887,193	$8,663	$895,856
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2012	$(197,806)	$69,729	$(128,077)
Other comprehensive income before reclassifications	—	(19,910)	(19,910)
Amounts reclassified from accumulated other comprehensive income	2,104	—	2,104
Net current-period other comprehensive income (loss)	2,104	(19,910)	(17,806)
Balance as of March 31, 2013	$(195,702)	$49,819	$(145,883)

* Net of tax benefit of $88,580 and $89,540 for March 31, 2013 and December 31, 2012, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended March 31, 2013.

Details of Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$(6)	($8) and $2 has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	3,164	$4,288 and ($1,124) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(59)	Recorded within Selling, General & Administrative
Net loss (gain)	(35)	Recorded within Selling, General & Administrative
	$3,064	Total before tax
	960	Tax benefit
Total reclassifications for the period	$2,104	Net of tax

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
In December 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding equity interests of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”) for a purchase price of $820 million on a cash free and debt free basis. The purchase of MEI is contingent upon regulatory approvals and customary closing conditions. MEI, a leading provider of payment solutions for unattended transaction systems, serves customers in the transportation, gaming, retail, service payment and vending markets. MEI which had sales of approximately $400 million in 2012 will be integrated into the Company's Payment Solutions business within its Merchandising Systems segment.
Note 7 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2013, the Company had eleven reporting units.

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

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$813,792	$820,824
Disposals	—	(13,966)
Currency translation	(9,875)	6,934
Balance at end of period	$803,917	$813,792
For the year ended December 31, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period, net of accumulated amortization	$125,913	$146,227
Disposals	—	(3,789)
Amortization expense	(4,178)	(16,907)
Currency translation and other	(3,170)	382
Balance at end of period, net of accumulated amortization	$118,565	$125,913
For the year ended December 31, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
As of March 31, 2013, the Company had $118.6 million of net intangible assets, of which $30.7 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		March 31, 2013			December 31, 2012
(in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.8	$87,234	$47,120	$40,114	$88,614	$47,202	$41,412
Customer relationships and backlog	11.6	137,123	75,173	61,950	140,250	73,630	66,620
Drawings	37.9	11,149	9,875	1,274	11,149	9,850	1,299
Other	14.0	50,381	35,154	15,227	51,093	34,511	16,582
Total	14.0	$285,887	$167,322	$118,565	$291,106	$165,193	$125,913
Amortization expense for these intangible assets is currently estimated to be approximately $12.0 million in total for the remainder of 2013, $14.1 million in 2014, $12.3 million in 2015, $11.6 million in 2016, $11.1 million in 2017 and $26.9 million in 2018 and thereafter.
Note 8 - Accrued Liabilities
Accrued liabilities consist of:

	March 31, 2013	December 31, 2012
(in thousands)
Employee related expenses	$55,520	$90,911
Warranty	11,598	10,718
Other	111,389	119,049
Total	$178,507	$220,678
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in thousands)	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance at beginning of period	$10,718	$16,379
Expense	2,303	6,190
Changes due to acquisitions/divestitures	—	(498)
Payments / deductions	(1,316)	(11,426)
Currency translation	(107)	73
Balance at end of period	$11,598	$10,718

Note 9 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2013, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2013	2012	2012
Beginning claims	56,442	58,658	58,658
New claims	792	893	3,542
Settlements	(237)	(289)	(1,030)
Dismissals	(789)	(2,042)	(4,919)
MARDOC claims*	—	178	191
Ending claims	56,208	57,398	56,442
* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania ("MARDOC claims"), and therefore were not classified as active claims. In addition, the Company was named in 8 new maritime actions in 2010 (also not classified as active claims). Through March 31, 2013, pursuant to an ongoing review process initiated by the Court, 26,562 claims were permanently dismissed, and 3,391 claims were classified as active, of which 457 claims were subsequently dismissed, and 2,934 claims remain active (and have been added to "Ending claims"). The Company expects that more of the remaining 6,503 maritime actions will be activated, or permanently dismissed, as the Court's review process continues. The number on this line reflects the number of previously inactive MARDOC claims that were newly activated in a given period.

Of the 56,208 pending claims as of March 31, 2013, approximately 19,200 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 4,600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. The Nelson appeal is pending. The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company has appealed.
On March 9, 2012, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' non-economic damages of $6.5 million, plus a portion of Plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company has appealed.
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company will pursue an appeal.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court is expected to resolve the remainder of the issues raised shortly, after which the Company will appeal any remaining issues.
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2,500,000 verdict ($250,000) in the Thomas Amato claim and a 1/5th share of a $2,300,000 verdict ($460,000) in the Frank Vinciguerra claim, which were consolidated for trial.   The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law.  The Company plans to pursue an appeal if necessary.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  The plaintiffs have requested judgment against the Company in the amount of $19.3 million. The matters remain pending before the trial court. The Company plans to pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2013 and 2012 totaled $20.5 million and $23.6 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2013 and 2012 totaled $10.5 million and $18.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2013	2012	2012
Settlement / indemnity costs incurred (1)	$6.8	$10.4	$37.5
Defense costs incurred (1)	13.7	13.1	58.7
Total costs incurred	$20.5	$23.6	$96.1

Settlement / indemnity payments	$9.6	$9.4	$38.0
Defense payments	13.0	12.9	59.8
Insurance receipts	(12.1)	(4.0)	(19.8)
Pre-tax cash payments	$10.5	$18.2	$78.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2013, the Company has resolved (by settlement or dismissal) approximately 91,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $375 million, for an average settlement cost per resolved claim of approximately $4,100. The average settlement cost per claim resolved during the years ended December 31, 2012, 2011 and 2010 was $6,300, $4,123 and $7,036, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
Effects on the Condensed Consolidated Financial Statements
The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company's experience is then compared to the results of widely used previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.
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
Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer and non-malignant conditions including asbestosis) during that period. In addition to this claims experience, the Company also considers additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of HR&A and determines whether a change in the estimate is warranted.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through March 31, 2013, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2013. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.

A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $773 million as of March 31, 2013. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2013 was $92 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, the Company has entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with nine of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $82.1 million in aggregate. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $193 million as of March 31, 2013.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2013 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $46.3 million as of March 31, 2013, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2013, the Company has recorded a receivable of $10.9 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and in connection with its efforts is awaiting additional technical information from the agencies. GD-OTS and the agencies discussed a target date of April 1, 2013 for submission of a final revised remedial investigation report; it is unclear whether that target date has been met. Work on interim deliverables for the feasibility study is underway, but it remains unclear when a draft feasibility study will be submitted or when a feasibility study will be finalized. GD-OTS has asked the Company to participate in a voluntary cost allocation exercise with respect to the costs it has incurred in performing the AUS-OU remedial investigation and feasibility study, but the Company, along with a number of other PRPs that were contacted, declined citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the U.S. government to consider participation in an allocation proceeding, it is possible that an allocation proceeding may go forward beginning after submission of the final remedial investigation report. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all but one of the remaining third-party defendants, have resolved in principle their claims against each other and are in the process of finalizing the terms of a consent decree. Pursuant to the agreement in principle, the Company has agreed to pay $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company's obligation does not become final until the consent decree has been finalized, lodged for public comment, and entered by the Court. We project that this will take place late in the second quarter or in the third quarter of 2013. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
Other Proceedings
On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac's directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac's directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff's motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants' motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties engaged in pre-trial discovery. Fact discovery closed in July 2012, and expert discovery, including the exchange of expert reports and depositions of expert witnesses, closed on November 30, 2012. Summary judgment motions were due to be submitted on or before January 15, 2013. However, on December 26, 2012, plaintiff's counsel proposed a settlement figure that was substantially less than had previously been proposed. This led to negotiations which culminated, on January 11, 2013, in an agreement, in principle, to resolve the case on the following terms, which are subject to Court approval. In consideration of the establishment of a settlement fund in the amount of $2 million, to be funded almost entirely from the insurance policy covering the former officers and directors of Merrimac, and with a single contribution of $150,000 by Crane Co., the plaintiffs agreed (1) to withdraw the single claim asserted in the Complaint against Crane Co., (2) that all plaintiff's attorney's fees and expenses associated with the case will come from the settlement amount, and (3) that all costs of notification of the settlement to the members of the class, costs related to the distribution of pro rata amounts to class members, and any other administrative costs, will also come from the settlement amount. In addition, all defendants, including Crane Co., will receive full class-wide releases. On January 15, 2013, with the consent of counsel for Crane Co. and the other defendants, plaintiff's counsel notified the Court that the parties had reached a provisional agreement to resolve the case, subject to court approval, and asked that the case be stayed for all purposes except for settlement-related proceedings.
Pursuant to recently enacted environmental regulations in New Jersey, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey, to determine if any contaminants (volatile organic compound vapors from groundwater) from the facility were present in those homes. The Company installed vapor mitigation equipment in three homes where contaminants were found. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 141 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the facility. The plaintiffs in these cases recently amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly remediate the site.  It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because among other things, the extent of the environmental impact, and consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.
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
Other Commitments
The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $6.2 million as of March 31, 2013.

Note 10 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended March 31,
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Service cost	$1,529	$3,495	$27	$29
Interest cost	9,410	9,334	125	127
Expected return on plan assets	(13,212)	(12,830)	—	—
Amortization of prior service cost	(6)	100	(59)	(59)
Amortization of net loss (gain)	3,164	4,843	(35)	(21)
Settlements	—	(27)	—	—
Net periodic cost	$885	$4,915	$58	$76
The Company expects, based on current actuarial calculations, to contribute approximately $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013, of which $2.7 million and $0.1 million have been contributed during the first three months of 2013, respectively. The Company contributed $4 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 11 - Income Taxes

Effective Tax Rates

The Company's effective tax rates attributable to income from continuing operations are as follows:

	2013	2012
Three months ended March 31,	28.3%	28.9%

The Company's effective tax rate attributable to income from continuing operations for the three months ended March 31, 2013 is lower than the prior year's comparable period primarily due to the January 2013 extension of the U.S. federal research credit with retroactive effect to January 1, 2012, partially offset by income earned in jurisdictions with higher statutory tax rates such as the U.S., and certain expenses that are statutorily non-deductible for income tax purposes.

The Company's effective tax rate attributable to income from continuing operations for the three months ended March 31, 2013 is lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities and the U.S. federal research credit. These items are partially offset by net U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits

During the three months ended March 31, 2013, the Company's gross unrecognized tax benefits increased by $1.8 million as a result of tax positions taken in both the current and prior periods. During the three months ended March 31, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.8 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three months ended March 31, 2013, the Company recognized $0.3 million of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statement of operations. At March 31, 2013 and December 31, 2012, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company's condensed consolidated balance sheet was $1.2 million and $1.0 million, respectively.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may increase by approximately $1.1 million due to a combination of tax positions expected to be taken during the remainder of the current year, the expiration of the statute of limitations on assessment, and settlements with tax authorities.

Income Tax Examinations

The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service (“IRS”) has completed its examinations of the Company's consolidated U.S. federal income tax returns through 2008. The Company's consolidated U.S. federal income tax returns for 2009 through 2011, together with those of acquired subsidiaries, remain open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2008. As of March 31, 2013, the Company and it is subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2009), Hungary (2009 and 2010), and California (2007 and 2008). In addition, the Company's appeal of certain Canadian tax assessments (2007 through 2009) is on-going. Overall, the Company believes that adequate accruals have been provided for all jurisdictions' open years.

Note 12 - Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of March 31, 2013 and December 31, 2012:

(in thousands)	March 31, 2013	December 31, 2012
Long-term debt consists of:
5.50% notes due 2013 (a)	$199,934	$199,898
6.55% notes due 2036	199,203	199,194
Total long-term debt	$399,137	$399,092
Short-term borrowings	$1,127	$1,123

(a) As of March 31, 2013, the Company classified the notes which mature on September 15, 2013 as long-term debt due to the Company's intent to refinance on a long-term basis and the ability to utilize the existing 5-year $500 million Second Amended and Restated Credit Agreement.

Note 13 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2013, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $171 million and $178 million as of March 31, 2013 and December 31, 2012, respectively. The settlement of derivative contracts for the three months ended March 31, 2013 and 2012 resulted in a net cash inflow of $7.7 million and a net cash outflow of $5.8 million, respectively, and is reported with “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of March 31, 2013 and December 31, 2012, the Company's receivable position for the foreign exchange contracts was $0.6 million and $2.6 million, respectively. As of March 31, 2013 and December 31, 2012, the Company's payable position for the foreign exchange contracts was $0.9 million and $0.2 million, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$553	$—	$553	$—	$2,617	$—	$2,617
Liabilities:
Derivatives - foreign exchange contracts	$—	$947	$—	$947	$—	$172	$—	$172
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $429.2 million and $431.1 million at March 31, 2013 and December 31, 2012, respectively.
Note 15 - Restructuring
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

Related to the repositioning actions, the Company also recorded $1.6 million of additional charges related to the write-down of inventory resulting from the closure of a product line which was recorded in cost of sales and a $0.5 million pension curtailment charge which was recorded in selling, general and administrative expenses in 2012.

The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	December 31, 2012	Expense	Utilization	March 31, 2013
Severance	$4.6	$(0.2)	$(1.2)	$3.2
Other	1.7	0.1	(1.0)	0.8
	$6.3	$(0.1)	$(2.2)	$4.0

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission and are incorporated by reference herein.
Overview
We are a diversified manufacturer of highly engineered industrial products. Our business consists of four segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems and Fluid Handling. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.
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
Fluid Handling
For 2013, in our Fluid Handling segment, we expect modest sales growth reflecting slow growing end use markets, particularly in Europe.  We expect continued improvement in both operating profit and operating margins over 2012 levels driven by expected market share gains, strong productivity and savings from previously announced repositioning actions.  Chemical industry demand in North America remains soft, while chemical investments in the Middle East and China are generally moving forward. Refining demand remains positive, and refinery turnaround activities appear to be stable.  Demand from global power markets in the Americas is showing signs of improvement, and we remain cautious about power projects in China and India. And while strong through 2012, commercial construction and mining activity in Canada has slowed.

Results from Continuing Operations – Three Month Periods Ended March 31
All comparisons below refer to the first quarter 2013 versus the first quarter 2012, unless otherwise specified.
First quarter of 2013 compared with first quarter of 2012

	First Quarter		Change
(dollars in millions)	2013	2012	$	%
Net sales	$627.6	$645.6	$(18.0)	(2.8)%
Operating profit from continuing operations	86.9	78.3	8.6	11.0%
Operating margin from continuing operations	13.8%	12.1%
Other income (expense):
Interest income	0.6	0.4	0.2	60.0%
Interest expense	(6.7)	(6.7)	—	0.1%
Miscellaneous - net	(0.1)	(0.3)	0.2	(65.4)%
	(6.2)	(6.7)	0.5	(6.9)%
Income from continuing operations before income taxes	80.7	71.6	9.1	12.6%
Provision for income taxes	22.8	20.7	2.1	10.1%
Income from continuing operations	57.9	51.0	6.9	13.8%
First quarter 2013 sales decreased $18.0 million compared to the first quarter of 2012. Core business sales for the first quarter decreased approximately $15.5 million, or 2.4%. The impact of currency translation decreased reported sales by approximately $2.5 million, or 0.4%, as the U.S. dollar strengthened against other major currencies in the first quarter of 2013 compared to the first quarter of 2012. Net sales related to operations outside the U.S. were 40.7% and 40.9% of total net sales for the quarters ended March 31, 2013 and 2012, respectively.
Operating profit from continuing operations was $86.9 million in the first quarter 2013 compared to $78.3 million in the same period of 2012. The increase in operating profit reflected improved performances in our Merchandising Systems, Fluid Handling, Aerospace & Electronics and Engineered Materials segments. Operating profit margins were 13.8% in the first quarter of 2013, compared to 12.1% in the comparable period in 2012. Operating profit in the first quarter 2013 included transaction costs of $2.9 million related to the $820 million pending acquisition of MEI Conlux Holdings.

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

Our effective tax rate attributable to income from continuing operations was 28.3% in the first quarter of 2013 compared to 28.9% in the first quarter of 2012 primarily as a result of the January 2013 extension of the U.S. federal research credit with retroactive effect to January 1, 2012, partially offset by income earned in jurisdictions with higher statutory tax rates such as the U.S., and certain expenses that are statutorily non-deductible for income tax purposes.

Results from Discontinued Operations – Three Month Periods Ended March 31

	Three Months Ended March 31,
(dollars in millions)	2013	2012
Income from Continuing Operations	$57.9	$51.0
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	0.8
Gain from Sales of Discontinued Operations, net of tax	—	—
Discontinued Operations, net of tax	—	0.8
Net income before allocation to noncontrolling interests	$57.9	$51.8
For the three months ended March 31, 2012, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. On June 19, 2012, we sold Azonix Corporation (“Azonix”) to Cooper Industries for $44.8 million, of which $0.9 million and $0.5 million were recorded in the third and fourth quarters of 2012, respectively, resulting in an after tax gain of $14.5 million. On June 28, 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million.
Segment Results of Continuing Operations Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.
Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2013	2012
Sales	$164.9	$175.2	$(10.3)	(5.9)%
Operating profit	$40.1	$38.1	$2.0	5.4%
Operating margin	24.3%	21.7%
The first quarter sales decrease of $10.3 million reflected sales decreases of $4.7 million and $5.6 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $2.0 million, or 5.4%, in the first quarter of 2013 when compared to the same period in the prior year, driven by operating profit and margin improvement in the Aerospace Group which more than offset a slight decrease in operating profit in the Electronics Group.
Aerospace Group sales of $104.2 million decreased $4.7 million, or (4.3)%, from $108.9 million in the prior year period. Original equipment manufacturers ("OEM") product sales decreased 2% primarily reflecting a decline in military OEM sales as well as a decrease in sales to regional aircraft customers and to certain seat actuation customers, partially offset by an increase in commercial OEM sales to large aircraft and private jet manufacturers. Aftermarket sales decreased 8% compared to the prior year reflecting lower commercial spares activity and lower military modernization and upgrade ("M&U") product sales. The decline in M&U product sales reflected the completion in 2012 of the carbon brake control upgrade program for the C-130 aircraft. During the first quarter of 2013, sales to OEMs and sales to aftermarket customers were 62.2% and 37.8%, respectively, of total sales, compared to 60.8% and 39.2%, respectively, in the same period last year. Aerospace operating profit increased by $2.6 million in the first quarter of 2013, compared to the first quarter of 2012, due to productivity and solid cost management, as well as lower engineering spending due, in part, to the timing of certain development programs.
Electronics Group sales of $60.7 million decreased $5.6 million, or 8.5%, from $66.3 million in the prior year period reflecting delays in defense-related programs. Operating profit decreased $0.6 million compared to the first quarter of 2013 as a result of the lower sales, partially offset by strong productivity and solid cost management.
The Aerospace & Electronics segment backlog was $398 million at March 31, 2013, compared with $378 million at December 31, 2012 and $438 million at March 31, 2012.

Engineered Materials

	First Quarter		Change
(dollars in millions)	2013	2012
Sales	$60.2	$58.2	$2.1	3.6%
Operating profit	$8.6	$8.4	$0.2	2.0%
Operating margin	14.2%	14.5%

First quarter 2013 sales of $60.2 million increased $2.1 million, or 3.6%, reflecting higher sales to our recreation vehicle ("RV") customers, partially offset by lower sales to our transportation-related and international customers. We experienced a 13.7% sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates strengthened, with both dealer and retail demand remaining strong through the first quarter. Sales to our building product customers were flat, reflecting a generally soft commercial construction market. Sales to our international customers declined 8.0%. Transportation-related sales declined 11.4%, reflecting soft markets and difficult competitive conditions. Operating profit in the first quarter of 2013 increased $0.2 million, or 2.0%, primarily as a result of the higher sales and savings associated with repositioning actions taken in 2012, partially offset by higher material costs.
The Engineered Materials segment backlog was $16 million at March 31, 2013, compared with $13 million at December 31, 2012 and $11 million at March 31, 2012.
Merchandising Systems

	First Quarter		Change
(dollars in millions)	2013	2012
Sales	$89.5	$87.7	$1.8	2.0%
Operating profit	$10.2	$4.7	$5.5	115.7%
Operating margin	11.4%	5.4%

First quarter 2013 sales increased $1.8 million, or 2.0%, reflecting a core sales increase of $2.2 million, or 2.5%, partially offset by unfavorable foreign currency translation of $0.4 million, or 0.5%. The increase in sales reflected higher sales in our Payment Solutions business, partially offset by a decline in our Vending Solutions business. Sales increased in our Payment Solutions business reflecting higher sales in the retail, vending and casino gaming vertical markets. Sales decreased in our Vending Solutions business reflecting weak market conditions in Europe as well as lower sales to certain bottlers. Operating profit in the first quarter of 2013 increased $5.5 million, or 115.7%, reflecting the productivity gains in both businesses, the impact of the higher sales in Payment Solutions and the absence of a $1.5 million legal settlement charge which occurred in Vending Solutions in the 2012 period.
The Merchandising Systems segment backlog was $21 million at March 31, 2013 compared with $15 million at December 31, 2012 and $30 million at March 31, 2012.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2013	2012
Sales	$313.0	$324.6	$(11.6)	(3.6)%
Operating profit	$45.9	$43.1	$2.8	6.5%
Operating margin	14.7%	13.3%

First quarter 2013 sales decreased $11.6 million, or 3.6%, including a decrease in core sales of $9.6 million, or 2.9%, and unfavorable foreign currency exchange of $2.0 million, or 0.7%. The decrease in core sales was driven by weak orders in certain of our short cycle book and ship businesses as well as project delays in our ChemPharma/Energy businesses. Operating profit in the first quarter of 2013 increased $2.8 million, or 6.5%, reflecting strong execution, productivity gains and savings associated with the repositioning actions taken in 2012.
The Fluid Handling segment backlog was $365 million at March 31, 2013, compared with $343 million at December 31, 2012 and $353 million at March 31, 2012.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents decreased by $39 million to $385 million at March 31, 2013 compared with $424 million at December 31, 2012. Our current cash balance, together with cash we expect to generate from future operations and the ability to utilize our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. In the first quarter of 2013, we amended our Second Amended and Restated Credit Agreement, which expires in May 2017, to allow for borrowings of up to $500 million from $300 million previously. In addition, we entered into a $400 million 364-day revolving credit agreement to support the pending acquisition of MEI. We have no borrowings outstanding, as of March 31, 2013, under either facility. Senior unsecured notes having an aggregate principal amount of $200 million will mature in the third quarter of 2013. These notes have been presented in the accompanying condensed consolidated balance sheet as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. There are no other significant debt maturities coming due until 2036. We also expect to use approximately $250 million of cash to fund the balance of the $820 million MEI acquisition purchase price.
We have approximately $313 million of cash held by our non-U.S. subsidiaries as of March 31, 2013, which is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash used for operating activities was $20.4 million in the first three months of 2013, a decrease of cash used of $22.4 million compared to the first three months of 2012. The decrease resulted primarily from higher earnings, lower working capital requirements and lower net asbestos-related payments. Net asbestos-related payments in the first three months of 2013 and 2012 were $10.5 million and $18.2 million, respectively.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $5.3 million in the first three months of 2013, compared to cash used for investing activities of $7.0 million in the comparable period of 2012. The decrease in cash used for investing activities was primarily due to a decrease in capital spending of $7.2 million to $5.4 million in the first three months of 2013. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $35 million for the full-year in 2013.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $2.9 million during the first three months of 2013 compared to $4.0 million used during the first three months of 2012. The decrease of cash used for financing activities during the first three months of 2013 was driven by higher net proceeds received from employee stock option exercises, partially offset by an increase in dividends paid.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - 31, 2013	—	$—	—	—
February 1 - 28, 2013			—	—
March 1 - 31, 2013			—	—
Total			—	—
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

CRANE CO.
REGISTRANT

Date
May 6, 2013	By	/s/ Eric C. Fast
Eric C. Fast
Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 6, 2013		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.