Form 10-Q
period 2013-06-30
CRANE CO /DE/
filed 2013-08-02
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2013
Common stock, $1.00 Par Value – 58,075,875 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$648,746	$657,686	$1,276,317	$1,303,299
Operating costs and expenses:
Cost of sales	426,025	436,095	835,844	865,717
Selling, general and administrative	133,875	137,467	264,727	275,161
Restructuring charges	—	14,747	—	14,747
Operating profit from continuing operations	88,846	69,377	175,746	147,674
Other income (expense):
Interest income	519	454	1,151	849
Interest expense	(7,245)	(6,785)	(13,963)	(13,496)
Miscellaneous - net	406	(351)	286	(698)
	(6,320)	(6,682)	(12,526)	(13,345)
Income from Continuing Operations Before Income Taxes	82,526	62,695	163,220	134,329
Provision for Income Taxes	27,112	19,857	49,864	40,518
Income from Continuing Operations	55,414	42,838	113,356	93,811
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	1,633	—	2,456
Gain from Sales of Discontinued Operations, net of tax	—	18,276	—	18,276
Discontinued Operations, net of tax	—	19,909	—	20,732
Net income before allocation to noncontrolling interests	55,414	62,747	113,356	114,543
Less: Noncontrolling interest in subsidiaries’ earnings	540	185	691	319
Net income attributable to common shareholders	$54,874	$62,562	$112,665	$114,224
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$0.95	$0.74	$1.95	$1.62
Discontinued operations, net of tax	—	0.34	—	0.36
Net income attributable to common shareholders	$0.95	$1.08	$1.95	$1.98
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.93	$0.73	$1.92	$1.59
Discontinued operations, net of tax	—	0.34	—	0.35
Net income attributable to common shareholders	$0.93	$1.07	$1.92	$1.95
Average basic shares outstanding	57,908	57,762	57,684	57,787
Average diluted shares outstanding	58,828	58,614	58,594	58,704
Dividends per share	$0.28	$0.26	$0.56	$0.52

(a)	EPS amounts may not add due to rounding
See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income before allocation to noncontrolling interests	$55,414	$62,747	$113,356	$114,543
Other comprehensive income (loss), net of tax
Currency translation adjustment	(2,427)	(17,741)	(22,328)	1,647
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	2,478	3,429	4,582	6,858
Other comprehensive income (loss)	51	(14,312)	(17,746)	8,505
Comprehensive income before allocation to noncontrolling interests	55,465	48,435	95,610	123,048
Less: Noncontrolling interests in comprehensive income	386	98	547	258
Comprehensive income attributable to common shareholders	$55,079	$48,337	$95,063	$122,790
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$420,918	$423,947
Accounts receivable, net	379,373	333,330
Current insurance receivable - asbestos	33,722	33,722
Inventories, net:
Finished goods	119,430	113,872
Finished parts and subassemblies	37,372	37,517
Work in process	60,758	59,277
Raw materials	140,911	142,059
Inventories, net	358,471	352,725
Current deferred tax asset	23,980	21,618
Other current assets	14,689	15,179
Total current assets	1,231,153	1,180,521
Property, plant and equipment:
Cost	794,041	796,377
Less: accumulated depreciation	536,248	528,094
Property, plant and equipment, net	257,793	268,283
Long-term insurance receivable - asbestos	154,025	171,752
Long-term deferred tax assets	230,266	245,843
Other assets	82,126	83,774
Intangible assets, net	114,590	125,913
Goodwill	802,447	813,792
Total assets	$2,872,400	$2,889,878
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2013	December 31, 2012
Liabilities and equity
Current liabilities:
Short-term borrowings	$14,422	$1,123
Accounts payable	168,191	182,731
Current asbestos liability	91,670	91,670
Accrued liabilities	186,437	220,678
U.S. and foreign taxes on income	1,954	15,686
Total current liabilities	462,674	511,888
Long-term debt	399,181	399,092
Accrued pension and postretirement benefits	217,817	233,603
Long-term deferred tax liability	34,722	36,853
Long-term asbestos liability	657,528	704,195
Other liabilities	74,533	76,871
Total liabilities	1,846,455	1,962,502
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	214,901	204,472
Retained earnings	1,331,258	1,250,972
Accumulated other comprehensive loss	(145,679)	(128,077)
Treasury stock	(456,501)	(481,410)
Total shareholders’ equity	1,016,405	918,383
Noncontrolling interests	9,540	8,993
Total equity	1,025,945	927,376
Total liabilities and equity	$2,872,400	$2,889,878

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,402,173)	(15,319,967)
Common stock outstanding	58,023,966	57,106,172
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net income attributable to common shareholders	$112,665	$114,224
Noncontrolling interests in subsidiaries’ earnings	691	319
Net income before allocation to noncontrolling interests	113,356	114,543
Gain on divestitures	—	(28,060)
Restructuring - Non Cash	—	2,761
Depreciation and amortization	25,724	29,948
Stock-based compensation expense	10,386	8,458
Defined benefit plans and postretirement expense	2,359	9,973
Deferred income taxes	9,647	15,743
Cash used for working capital	(114,085)	(90,614)
Defined benefit plans and postretirement contributions	(10,521)	(2,821)
Environmental payments, net of reimbursements	(5,475)	(7,303)
Payments for asbestos-related fees and costs, net of insurance recoveries	(28,940)	(39,217)
Other	8,094	2,691
Total provided by operating activities	10,545	16,102
Investing activities:
Capital expenditures	(12,039)	(13,780)
Proceeds from disposition of capital assets	287	1,858
Proceeds from divestiture	—	52,665
Total (used for) provided by investing activities	(11,752)	40,743
Financing activities:
Equity:
Dividends paid	(32,338)	(30,075)
Reacquisition of shares on open market	—	(29,991)
Stock options exercised - net of shares reacquired	20,042	8,426
Excess tax benefit from stock-based compensation	4,922	3,278
Debt:
Net increase in short-term debt	12,905	—
Total provided by (used for) financing activities	5,531	(48,362)
Effect of exchange rates on cash and cash equivalents	(7,353)	(1,273)
(Decrease) Increase in cash and cash equivalents	(3,029)	7,210
Cash and cash equivalents at beginning of period	423,947	245,089
Cash and cash equivalents at end of period	$420,918	$252,299
Detail of cash used for working capital:
Accounts receivable	$(48,925)	$(72,308)
Inventories	(13,074)	(7,894)
Other current assets	(10)	(3,670)
Accounts payable	(10,840)	(11,111)
Accrued liabilities	(31,689)	(14,435)
U.S. and foreign taxes on income	(9,547)	18,804
Total	$(114,085)	$(90,614)
Supplemental disclosure of cash flow information:
Interest paid	$13,640	$13,362
Income taxes paid	$44,844	$13,799
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standard Board ("FASB") issued amended guidance on the presentation of certain unrecognized tax benefits (“UTBs”) in the financial statements. The amendments require the netting of UTBs against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards created by the UTBs. The amendments require prospective adoption but allows optional retrospective adoption (for all periods presented). The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company is currently evaluating the impact that the amended guidance will have on its condensed consolidated balance sheets when adopted.
In July 2012, the FASB issued amended guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired and whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets required under current accounting standards. The amendments were effective for annual and interim impairment tests of indefinite-lived intangible assets performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company performs its assessment of intangible assets on an annual basis during the fourth quarter and does not expect the amended guidance to have a material impact on its consolidated financial position, results of operations, cash flows and disclosures.

Note 2 - Segment Results
Beginning in the first quarter of 2013, the Controls segment (consisting of the Barksdale and Crane Environmental businesses) is included in the Fluid Handling segment. Prior period amounts have been reclassified to the new reporting structure for comparative purposes.
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

Financial information by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net sales
Aerospace & Electronics	$172,392	$178,591	$337,275	$353,759
Engineered Materials	57,747	54,487	117,977	112,647
Merchandising Systems	84,831	97,577	174,291	185,252
Fluid Handling	333,776	327,031	646,774	651,641
Total	$648,746	$657,686	$1,276,317	$1,303,299
Operating profit (loss) from continuing operations
Aerospace & Electronics	$37,041	$38,931	$77,152	$77,001
Engineered Materials	9,172	5,543	17,746	13,952
Merchandising Systems	8,868	9,115	19,033	13,828
Fluid Handling	54,202	30,620	100,094	73,697
Corporate	(20,437)	(14,832)	(38,279)	(30,804)
Total	88,846	69,377	175,746	147,674
Interest income	519	454	1,151	849
Interest expense	(7,245)	(6,785)	(13,963)	(13,496)
Miscellaneous - net	406	(351)	286	(698)
Income from continuing operations before income taxes	$82,526	$62,695	$163,220	$134,329

	As of
	June 30,	December 31,
(in thousands)	2013	2012
Assets
Aerospace & Electronics	$508,679	$509,672
Engineered Materials	241,043	237,478
Merchandising Systems	405,220	408,702
Fluid Handling	942,869	993,275
Corporate	774,589	740,751
Total	$2,872,400	$2,889,878

	As of
	June 30,	December 31,
(in thousands)	2013	2012
Goodwill
Aerospace & Electronics	$203,482	$203,595
Engineered Materials	171,469	171,533
Merchandising Systems	194,570	201,866
Fluid Handling	232,926	236,798
Total	$802,447	$813,792
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
The operating results of the discontinued operations for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net Sales	$—	$13,274	$—	$25,544
Income from discontinued operations before income taxes	$—	$2,513	$—	$3,777
Provision for income taxes	—	880	—	1,321
Income from discontinued operations, net of income taxes	$—	$1,633	$—	$2,456

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Income from continuing operations	$55,414	$42,838	$113,356	$93,811
Less: Noncontrolling interest in subsidiaries’ earnings	540	185	691	319
Income from continuing operations attributable to common shareholders	54,874	42,653	112,665	93,492
Discontinued operations, net of tax	—	19,909	—	20,732
Net income attributable to common shareholders	$54,874	$62,562	$112,665	$114,224
Average basic shares outstanding	57,908	57,762	57,684	57,787
Effect of dilutive stock options	920	852	910	917
Average diluted shares outstanding	58,828	58,614	58,594	58,704
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$0.95	$0.74	$1.95	$1.62
Discontinued operations, net of tax	—	0.34	—	0.36
Net income attributable to common shareholders	$0.95	$1.08	$1.95	$1.98
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.93	$0.73	$1.92	$1.59
Discontinued operations, net of tax	—	0.34	—	0.35
Net income attributable to common shareholders	$0.93	$1.07	$1.92	$1.95

(a)	EPS amounts may not add due to rounding
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.9 million and 1.9 million average options were excluded for the second quarter of 2013 and 2012, respectively, and 1.3 million and 1.8 million average options for the first half of 2013 and 2012, respectively).

Note 5 - Changes in Equity and Comprehensive Income
A summary of the changes in equity for the six months ended June 30, 2013 and 2012 is provided below:

	Six Months Ended June 30,
	2013			2012
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$918,383	$8,993	$927,376	$813,553	$8,503	$822,056
Dividends	(32,379)	—	(32,379)	(30,075)	—	(30,075)
Reacquisition on open market	—	—	—	(29,991)	—	(29,991)
Exercise of stock options, net of shares reacquired	20,030	—	20,030	7,729	—	7,729
Stock compensation expense	10,386	—	10,386	8,458	—	8,458
Excess tax benefit from stock based compensation	4,922	—	4,922	3,278	—	3,278
Net income	112,665	691	113,356	114,224	319	114,543
Other comprehensive income (loss)	(17,602)	(144)	(17,746)	8,566	(61)	8,505
Comprehensive income	95,063	547	95,610	122,790	258	123,048
Balance, end of period	$1,016,405	$9,540	$1,025,945	$895,742	$8,761	$904,503
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2012	$(197,806)	$69,729	$(128,077)
Other comprehensive income before reclassifications	—	(22,184)	(22,184)
Amounts reclassified from accumulated other comprehensive income	4,582	—	4,582
Net current-period other comprehensive income (loss)	4,582	(22,184)	(17,602)
Balance as of June 30, 2013	$(193,224)	$47,545	$(145,679)

* Net of tax benefit of $87,368 and $89,540 for June 30, 2013 and December 31, 2012, respectively.

The table below illustrates the amounts (in thousands) reclassified out of each component of accumulated other comprehensive income for the period ended June 30, 2013.

Details of Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$7	$9 and ($2) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	6,887	$9,344 and ($2,450) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(118)	Recorded within Selling, General & Administrative
Net loss (gain)	(23)	Recorded within Selling, General & Administrative
	$6,753	Total before tax
	2,171	Tax benefit
Total reclassifications for the period	$4,582	Net of tax

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

In December 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding equity interests of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”) for a purchase price of $820 million on a cash free and debt free basis.   In the course of obtaining required regulatory approvals, the Company agreed to certain conditions imposed by the European Commission (“the Commission”). In July 2013, the Commission cleared the pending acquisition of MEI conditioned upon the Company's entry into agreements satisfactory to the Commission to implement remedies regarding two product lines - divestiture of the B2B bill recycler product line and licensing in Europe for the Currenza C2 coin recycler product line, both manufactured and sold by Crane Co.'s Payment Solutions business, within its Merchandising Systems segment.  The remedies would not affect the competing bill and coin recycler product lines of MEI.    In connection with these remedies, the Company and the representatives of the owners of MEI reached agreement to revise the purchase price to approximately $804 million on a cash free and debt free basis.  The Company also agreed to share in one-third of any refinancing costs incurred by MEI as a result of the delayed closing, up to a maximum of $5 million. Subject to negotiation, execution and approval of agreements implementing the remedies, the acquisition is expected to close in the fourth quarter of 2013.  MEI is a leading provider of payment solutions for unattended transaction systems, serves customers in the transportation, gaming, retail, service payment and vending markets.  MEI, which had sales of approximately $400 million in 2012, will be integrated into the Company's Payment Solutions business within its Merchandising Systems segment.

Note 7 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2013, the Company had eleven reporting units.
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

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$813,792	$820,824
Disposals	—	(13,966)
Currency translation	(11,345)	6,934
Balance at end of period	$802,447	$813,792
For the year ended December 31, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period, net of accumulated amortization	$125,913	$146,227
Disposals	—	(3,789)
Amortization expense	(8,289)	(16,907)
Currency translation and other	(3,034)	382
Balance at end of period, net of accumulated amortization	$114,590	$125,913
For the year ended December 31, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
As of June 30, 2013, the Company had $114.6 million of net intangible assets, of which $30.7 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		June 30, 2013			December 31, 2012
(in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.8	$87,242	$47,863	$39,379	$88,614	$47,202	$41,412
Customer relationships and backlog	11.6	136,749	77,325	59,424	140,250	73,630	66,620
Drawings	37.9	11,149	9,900	1,249	11,149	9,850	1,299
Other	14.0	50,451	35,913	14,538	51,093	34,511	16,582
Total	14.0	$285,591	$171,001	$114,590	$291,106	$165,193	$125,913
Amortization expense for these intangible assets is currently estimated to be approximately $8.0 million in total for the remainder of 2013, $14.1 million in 2014, $12.3 million in 2015, $11.6 million in 2016, $11.2 million in 2017 and $26.7 million in 2018 and thereafter.
Note 8 - Accrued Liabilities
Accrued liabilities consist of:

	June 30, 2013	December 31, 2012
(in thousands)
Employee related expenses	$68,391	$90,911
Warranty	10,557	10,718
Other	107,489	119,049
Total	$186,437	$220,678
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$10,718	$16,379
Expense	5,019	6,190
Changes due to acquisitions/divestitures	—	(498)
Payments / deductions	(5,096)	(11,426)
Currency translation	(84)	73
Balance at end of period	$10,557	$10,718

Note 9 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2013, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2013	2012	2013	2012	2012
Beginning claims	56,208	57,398	56,442	58,658	58,658
New claims	734	894	1,526	1,787	3,542
Settlements	(217)	(258)	(454)	(547)	(1,030)
Dismissals	(1,756)	(474)	(2,545)	(2,516)	(4,919)
MARDOC claims*	—	(1)	—	177	191
Ending claims	54,969	57,559	54,969	57,559	56,442

* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania ("MARDOC claims"), and therefore were not classified as active claims. In addition, the Company was named in 8 new maritime actions in 2010 (also not classified as active claims). Through June 30, 2013, pursuant to an ongoing review process initiated by the Court, 26,562 claims were permanently dismissed, and 3,391 claims were classified as active, of which 817 claims were subsequently dismissed, and 2,574 claims remain active (and have been added to "Ending claims"). The Company expects that more of the remaining 6,503 maritime actions will be activated, or permanently dismissed, as the Court's review process continues. The number on this line reflects the number of previously inactive MARDOC claims that were newly activated in a given period.

Of the 54,969 pending claims as of June 30, 2013, approximately 19,200 claims were pending in New York, approximately 9,900 claims were pending in Texas, approximately 5,500 claims were pending in Mississippi, and approximately 3,600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company has appealed.
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
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial.   The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law.  These motions were denied.  The Company plans to pursue appeals.
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
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company plans to file post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  The Company plans to pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2013 and 2012 totaled $43.1 million and $49.7 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2013 and 2012 totaled $28.9 million and $39.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2013	2012	2013	2012	2012
Settlement / indemnity costs incurred (1)	$7.4	$10.4	$14.3	$20.9	$37.5
Defense costs incurred (1)	15.1	15.7	28.9	28.8	58.7
Total costs incurred	$22.6	$26.1	$43.1	$49.7	$96.1

Settlement / indemnity payments	$9.3	$8.6	$18.9	$18.0	$38.0
Defense payments	14.8	15.2	27.8	28.0	59.8
Insurance receipts	(5.6)	(2.8)	(17.7)	(6.8)	(19.8)
Pre-tax cash payments	$18.4	$21.0	$28.9	$39.2	$78.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2013, the Company has resolved (by settlement or dismissal) approximately 93,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $380 million, for an average settlement cost per resolved claim of approximately $4,100. The average settlement cost per claim resolved during the years ended December 31, 2012, 2011 and 2010 was $6,300, $4,123 and $7,036, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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

Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through June 30, 2013, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2013. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $749 million as of June 30, 2013. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2013 was $92 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $188 million as of June 30, 2013.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2013 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the

U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $42.7 million as of June 30, 2013, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2013, the Company has recorded a receivable of $9.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard

Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and in connection with its efforts is awaiting additional technical information from the agencies. GD-OTS and the agencies discussed a target date of July 2013 for submission of a final revised remedial investigation report; it is unclear whether that target date has been or will be met. Work on interim deliverables for the feasibility study is underway. GD-OTS and the agencies project the draft FS report to be submitted in August 2014, with final FS report approval by January 2015, issuance of a Preliminary Remedial Plan by late spring 2015, and issuance of a final Record of Decision by December 2015.
GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. To date, the Company, along with a number of other PRPs that were contacted, have declined, citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, it is possible that an allocation or mediation proceeding may go forward, and may commence as early as late 2013. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all remaining third-party defendants have resolved in principle their claims against each other and have finalized the terms of a consent decree, which is awaiting approval from senior management in the Department of Justice. Pursuant to the agreement in principle, the Company has paid into escrow $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company's obligation does not become final until the consent decree has been approved by Department of Justice management, lodged for public comment, and entered by the Court. We project that this will take place late in the third quarter of 2013. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
Other Proceedings
On January 8, 2010, a lawsuit related to the acquisition of Merrimac was filed in the Superior Court of the State of New Jersey. The action, brought by a purported stockholder of Merrimac, names Merrimac, each of Merrimac's directors, and Crane Co. as defendants, and alleges, among other things, breaches of fiduciary duties by the Merrimac directors, aided and abetted by Crane Co., that resulted in the payment to Merrimac stockholders of an allegedly unfair price of $16.00 per share in the acquisition and unjust enrichment of Merrimac's directors. The complaint seeks certification as a class of all Merrimac stockholders, except the defendants and their affiliates, and unspecified damages. Simultaneously with the filing of the complaint, the plaintiff filed a motion that sought to enjoin the transaction from proceeding. After a hearing on January 14, 2010, the court denied the plaintiff's motion. All defendants thereafter filed motions seeking dismissal of the complaint on various grounds. After a hearing on March 19, 2010, the court denied the defendants' motions to dismiss and ordered the case to proceed to pretrial discovery. All defendants have filed their answers and deny any liability. The Court certified the class, and the parties engaged in pre-trial discovery. Fact discovery closed in July 2012, and expert discovery, including the exchange of expert reports and depositions of expert witnesses, closed on November 30, 2012. Summary judgment motions were due to be submitted on or before January 15, 2013. However, on December 26, 2012, plaintiff's counsel proposed a settlement figure that was substantially less than had previously been proposed. This led to negotiations which culminated, on January 11, 2013, in an agreement, in principle, to resolve the case on the following terms, which are subject to Court approval. In consideration of the establishment of a settlement fund in the amount of $2 million, to be funded almost entirely from the insurance policy covering the former officers and directors of Merrimac, and with a single contribution of $150,000 by Crane Co., the plaintiffs agreed (1) to withdraw the single claim asserted in the Complaint against Crane Co., (2) that all plaintiff's attorney's fees and expenses associated with the case will come from the settlement amount, and (3) that all costs of notification of the settlement to the members of the class, costs related to the distribution of pro rata amounts to class members, and any other administrative costs, will also come from the settlement amount. In addition, all defendants, including Crane Co., will receive full class-wide releases. On January 15, 2013, with the consent of counsel for Crane Co. and the other defendants, plaintiff's counsel notified the Court that the parties had reached a provisional agreement to resolve the case, subject to court approval, and asked that the case be stayed for all purposes except for settlement-related proceedings. On July 1, 2013, the settlement of this case received final approval by the Superior Court for Essex County. All claims against all defendants, including the single claim alleged against Crane, have been dismissed with prejudice.
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
Other Commitments
The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $7.2 million as of June 30, 2013.

Note 10 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,498	$3,495	$18	$29	$3,027	$6,990	$45	$58
Interest cost	8,878	9,334	62	127	18,289	18,668	186	254
Expected return on plan assets	(12,728)	(12,830)	—	—	(25,941)	(25,660)	—	—
Amortization of prior service cost	13	100	(59)	(59)	7	200	(118)	(118)
Amortization of net loss (gain)	3,723	4,816	12	(21)	6,887	9,623	(23)	(42)
Net periodic cost	$1,384	$4,915	$33	$76	$2,269	$9,821	$90	$152
The Company expects, based on current actuarial calculations, to contribute approximately $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013, of which $10.2 million and $0.3 million have been contributed during the first six months of 2013, respectively. The Company contributed $4 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 11 - Income Taxes

Effective Tax Rates

The Company's effective tax rates attributable to income from continuing operations are as follows:

	2013	2012
Three months ended June 30,	32.9%	31.7%
Six months ended June 30,	30.6%	30.2%

The Company's effective tax rates attributable to income from continuing operations for both the three and six months ended June 30, 2013 are higher than the prior year's comparable periods primarily due to income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which had lapsed during 2012, and a greater U.S. federal tax benefit related to domestic manufacturing activities.

The Company's effective tax rates attributable to continuing operations for the three and six months ended June 30, 2013 are lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities and the U.S. federal research credit. These items are partially offset by net U.S. state taxes, and certain statutorily non-deductible expenses.

Unrecognized Tax Benefits

During the three and six months ended June 30, 2013, the Company's gross unrecognized tax benefits increased by $1.5 million and $3.3 million, respectively, primarily as a result of tax positions taken in both the current and prior periods. During the three and six months ended June 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.6 million and $3.4 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2013, the Company recognized $0.3 million and $0.5 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statements of operations. At June 30, 2013 and December 31, 2012, the Company had recorded $1.5 million and $1.0 million, respectively of accrued interest and penalty expense related to unrecognized tax benefits in its condensed consolidated balance sheets.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by approximately $0.3 million due to a combination of tax positions expected to be taken during the remainder of the current year, the expiration of the statute of limitations on assessment, and settlements with tax authorities.

Income Tax Examinations

The Company's income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities. The Internal Revenue Service (“IRS”) has completed its examinations of the Company's consolidated U.S. federal income tax returns through 2008. The Company's consolidated U.S. federal income tax returns for 2009 through 2011, together with those filed by acquired subsidiaries, remain open to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2008. As of June 30, 2013, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2009), Hungary (2009 and 2010), and California (2007 and 2008). In addition, the Company's appeal of certain Canadian tax assessments (2007 through 2009) is on-going. Overall, the Company believes that adequate accruals have been provided for all jurisdictions' open years.

Note 12 - Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of June 30, 2013 and December 31, 2012:

(in thousands)	June 30, 2013	December 31, 2012
Long-term debt consists of:
5.50% notes due 2013 (a)	$199,970	$199,898
6.55% notes due 2036	199,211	199,194
Total long-term debt	$399,181	$399,092
Short-term borrowings	$14,422	$1,123

(a) As of June 30, 2013, the Company classified the notes which mature on September 15, 2013 as long-term debt due to the Company's intent to refinance on a long-term basis and the ability to utilize the existing but unused 5-year $500 million Second Amended and Restated Credit Agreement.

Note 13 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2013, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $271 million and $178 million as of June 30, 2013 and December 31, 2012, respectively. The settlement of derivative contracts for the six months ended June 30, 2013 and 2012 resulted in a net cash inflow of $7.7 million and a net cash outflow of $5.8 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2013 and December 31, 2012, the Company's receivable position for the foreign exchange contracts was $1.4 million and $2.6 million, respectively. As of June 30, 2013 and December 31, 2012, the Company's payable position for the foreign exchange contracts was $1.1 million and $0.2 million, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$1,445	$—	$1,445	$—	$2,617	$—	$2,617
Liabilities:
Derivatives - foreign exchange contracts	$—	$1,087	$—	$1,087	$—	$172	$—	$172
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $417.0 million and $431.1 million at June 30, 2013 and December 31, 2012, respectively.
Note 15 - Restructuring
In 2012, the Company recorded pre-tax restructuring charges of $18.5 million, of which $16.5 million was associated with repositioning actions designed to improve profitability largely beginning in 2013, primarily in the European portion of the Fluid Handling segment and $2.0 million were related to the completion of previous restructuring actions.
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
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	December 31, 2012	Expense	Utilization	June 30, 2013
Severance	$4.6	$(0.2)	$(2.4)	$2.0
Other	1.7	0.1	(1.8)	—
	$6.3	$(0.1)	$(4.2)	$2.0

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
The global economic outlook remains uncertain due, in part, to persistent high unemployment in the U.S. and Europe, a slow recovery in the U.S. and European housing markets and undetermined government budget reduction plans.  Although a slow global economy is likely, we believe we are well positioned to achieve profitable growth in 2013. While we have seen some sequential improvement, we remain cautious on the global economy and its impact on our sales and earnings. We continue to expect a combination of repositioning savings (approximately $12 million expected in 2013), continued cost management actions and gains in market share to drive profitable growth in 2013.
Aerospace & Electronics
In 2013, we continue to believe market conditions in the aerospace industry will remain generally positive and, accordingly, we expect original equipment manufacturers ("OEM") sales growth in our Aerospace Group as we benefit from increasing build rates across a broad range of platforms. In addition, we are cautiously optimistic about commercial aftermarket spares improving in the second half of the year. Revenues in our Electronics Group continue to be impacted by delays in defense-related programs, however, based on our forecasted sales with improved product mix, together with cost actions taken, we expect improvement in both our sales and operating profit during the second half of 2013 in our Electronics Group. While our Aerospace and Electronics backlog supports improved performance in the second half of the year, the slower commercial aftermarket recovery and the year-to-date weaker performance in Electronics is expected to result in modestly lower sales in the segment compared to 2012.

Engineered Materials
In 2013, we expect modest growth as higher sales to RV manufacturers will largely offset lower sales to our building products customers. Operating profit in our Engineered Materials segment is expected to increase as we benefit from higher sales, continued cost management initiatives and the impact of the repositioning actions completed in 2012.
Merchandising Systems
In 2013, we expect a sales decline for our Merchandising Systems segment compared to 2012, reflecting a decrease in Vending Solutions sales, partially offset by slightly improved global demand for our Payment Solutions products. The reduction in vending sales reflects the shortfall in sales experienced in the first half of the year, partly offset by expected improvement in vending sales in the second half of the year as a result of recently received and anticipated orders from certain U.S. and European customers. In spite of the decline in segment sales, we continue to expect operating profit in 2013 for the segment to improve led by the favorable impact of higher Payment Solutions sales, productivity gains and strong cost management.
Fluid Handling
For 2013, in our Fluid Handling segment, we expect modest sales growth reflecting growth across most business units, partially offset by a sales decline in Canada and market softness in Europe.  We expect continued improvement in both operating profit and operating margins over 2012 levels driven by sales growth, expected market share gains, strong productivity and savings from previously announced repositioning actions.  Chemical industry demand in North America and Asia/Pacific remains soft, while chemical investments in the Middle East and China are generally moving forward. Refining demand remains positive, and refinery turnaround activities are gradually improving.  Demand from global power markets in China is relatively strong while demand in the Americas, Europe and India remain soft. With respect to our commercial valves, non-residential construction and mining activity in Canada, which was strong in 2012, continues to be soft and we continue to see weakness in Europe.

Results from Continuing Operations – Three Month Periods Ended June 30
All comparisons below refer to the second quarter 2013 versus the second quarter 2012, unless otherwise specified.
Second quarter of 2013 compared with second quarter of 2012

	Second Quarter		Change
(dollars in millions)	2013	2012	$	%
Net sales	$648.7	$657.7	$(8.9)	(1.4)%
Operating profit from continuing operations	88.8	69.4	19.5	28.1%
Restructuring charge *	—	14.7
Operating margin from continuing operations	13.7%	10.5%
Other income (expense):
Interest income	0.5	0.5	0.1	14.3%
Interest expense	(7.2)	(6.8)	(0.5)	6.8%
Miscellaneous - net	0.4	(0.4)	0.8	(215.7)%
	(6.3)	(6.7)	0.4	(5.4)%
Income from continuing operations before income taxes	82.5	62.7	19.8	31.5%
Provision for income taxes	27.1	19.9	7.3	36.5%
Income from continuing operations	55.4	42.8	12.6	29.7%
* Restructuring charges are included in operating profit and operating margin

Second quarter 2013 sales decreased $8.9 million, or 1.4%, compared to the second quarter of 2012. Core business sales for the second quarter decreased approximately $5.9 million, or 0.9%. The impact of currency translation decreased reported sales by approximately $3.0 million, or 0.5%, as the U.S. dollar strengthened against other major currencies in the second quarter of 2013 compared to the second quarter of 2012. Net sales related to operations outside the U.S. were 41.1% and 41.0% of total net sales for the quarters ended June 30, 2013 and 2012, respectively.
Operating profit from continuing operations was $88.8 million in the second quarter 2013 compared to $69.4 million in the same period of 2012. The increase in operating profit reflected improved performance in our Fluid Handling and Engineered Materials segments, partially offset by decreases in our Aerospace & Electronics and Merchandising Systems segments. Operating profit margins were 13.7% in the second quarter of 2013, compared to 10.5% in the comparable period in 2012. Operating profit in the second quarter of 2013 included transaction costs of $6.9 million related to the $820 million pending acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”). Operating profit in the second quarter of 2012 included restructuring charges of $14.7 million associated with repositioning actions designed to improve profitability beginning in 2013.

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

Our effective tax rate attributable to income from continuing operations was 32.9% in the second quarter of 2013 compared to 31.7% in the second quarter of 2012 primarily as a result of income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which had lapsed during 2012, and a greater U.S. federal tax benefit related to domestic manufacturing activities.

Results from Discontinued Operations – Three Month Periods Ended June 30

	Three Months Ended June 30,
(dollars in millions)	2013	2012
Income from Continuing Operations	$55.4	$42.8
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	1.6
Gain from Sales of Discontinued Operations, net of tax	—	18.3
Discontinued Operations, net of tax	—	19.9
Net income before allocation to noncontrolling interests	$55.4	$62.7
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
Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2013	2012
Sales	$172.4	$178.6	$(6.2)	(3.5)%
Operating profit	$37.0	$38.9	$(1.9)	(4.9)%
Operating margin	21.5%	21.8%
The second quarter sales decrease of $6.2 million reflected sales decreases of $4.0 million and $2.2 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit decreased $1.9 million, or 4.9%, in the second quarter of 2013 when compared to the same period in the prior year, as higher operating profits in the Aerospace Group were more than offset by lower profits in the Electronics Group.
Aerospace Group sales of $106.7 million decreased $4.0 million, or 3.6%, from $110.7 million in the prior year period. OEM product sales increased 4%, primarily reflecting an increase in commercial OEM sales to large aircraft and private-jet manufacturers and a slight increase in military OEM sales, partially offset by a decrease in sales to regional aircraft customers and to certain seat actuation customers. Aftermarket sales decreased 14% compared to the prior year reflecting lower commercial and military spares activity and lower military modernization and upgrade ("M&U") product sales. The decline in M&U product sales reflected the completion in 2012 of the carbon brake control upgrade program for the C-130 aircraft. During the second quarter of 2013, sales to OEMs and sales to aftermarket customers were 62.7% and 37.3%, respectively, of total sales, compared to 58.0% and 42.0%, respectively, in the same period last year. Aerospace operating profit increased by $1.3 million in the second quarter of 2013, compared to the second quarter of 2012, due to productivity gains and solid cost management, including lower pension expense, as well as lower engineering spending due, in part, to the timing of certain development programs.
Electronics Group sales of $65.7 million decreased $2.2 million, or 3.3%, from $67.9 million in the prior year period reflecting delays in defense-related programs. Operating profit decreased $3.2 million compared to the second quarter of 2013 as a result of the lower sales, higher manufacturing costs and an unfavorable product mix.

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2013	2012
Sales	$57.7	$54.5	$3.3	6.0%
Operating profit	$9.2	$5.5	$3.6	65.5%
Restructuring charge*	$—	$1.1
Operating margin	15.9%	10.2%
* Restructuring charges are included in operating profit and operating margin.

Second quarter 2013 sales of $57.7 million increased $3.3 million, or 6.0%, primarily reflecting higher sales to our RV customers and a slight increase in transportation-related sales, partially offset by lower sales to our international and building products customers. We experienced a 23% sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates strengthened. Sales to our building product customers declined 4.7%, reflecting a continuing soft commercial construction market. Operating profit in the first quarter of 2013 increased $3.6 million, or 65.5%, primarily as a result of the higher sales, strong productivity, savings associated with repositioning actions taken in 2012 and the absence of repositioning charges recorded in the second quarter of 2012.
Merchandising Systems

	Second Quarter		Change
(dollars in millions)	2013	2012
Sales	$84.8	$97.6	$(12.7)	(13.1)%
Operating profit	$8.9	$9.1	$(0.2)	(2.7)%
Restructuring charge*	$—	$2.3
Operating margin	10.5%	9.3%
* Restructuring charges are included in operating profit and operating margin.

Second quarter 2013 sales decreased $12.7 million, or 13.1%, reflecting a core sales decrease of $12.2 million, or 12.6%, and unfavorable foreign currency translation of $0.5 million, or 0.5%. The decrease in sales reflected lower sales in our Vending Solutions business, partially offset by higher sales in our Payment Solutions business. Sales decreased in our Vending Solutions business reflecting continued weak market conditions in Europe as well as lower capital spending by certain U.S. bottler customers. Sales increased in our Payment Solutions business reflecting higher sales in the retail, vending and casino gaming vertical markets. Operating profit in the second quarter of 2013 decreased $0.2 million, or 2.7%, reflecting deleverage of lower vending sales, partially offset by the favorable impact of higher Payment Solutions sales and the absence of repositioning charges recorded in the second quarter of 2012.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2013	2012
Sales	$333.8	$327.0	$6.7	2.1%
Operating profit	$54.2	$30.6	$23.6	77.0%
Restructuring charge*	$—	$11.4
Operating margin	16.2%	9.4%
* Restructuring charges are included in operating profit and operating margin.

Second quarter 2013 sales increased $6.7 million, or 2.1%, including an increase in core sales of $9.2 million, or 2.9%, and unfavorable foreign currency exchange of $2.5 million, or 0.8%. The increase in core sales reflected higher sales in our ChemPharma / Energy and our Nuclear Valve Services businesses, partially offset by lower sales in certain short cycle book and ship businesses, primarily in Europe and Canada. Operating profit in the second quarter of 2013 increased $23.6 million, or 77.0%, reflecting leverage on the higher sales, strong execution, productivity gains, savings associated with the repositioning actions taken in 2012 and the absence of repositioning charges recorded in the second quarter of 2012.

Results from Continuing Operations – Six Month Periods Ended June 30
All comparisons below refer to the first six months of 2013 versus the first six months of 2012, unless otherwise specified
Year-to-date period ended June 30, 2013 compared to year-to-date period ended June 30, 2012

	Year-to-Date		Change
(dollars in millions)	2013	2012	$	%
Net sales	$1,276.3	$1,303.3	$(27.0)	(2.1)%
Operating profit from continuing operations	175.7	147.7	28.1	19.0%
Restructuring charge *	—	14.7
Operating margin from continuing operations	13.8%	11.3%
Other income (expense):
Interest income	1.2	0.8	0.3	35.6%
Interest expense	(14.0)	(13.5)	(0.5)	3.5%
Miscellaneous - net	0.3	(0.7)	1.0	(141.0)%
	(12.5)	(13.3)	0.8	(6.1)%
Income from continuing operations before income taxes	163.2	134.3	28.9	21.5%
Provision for income taxes	49.9	40.5	9.3	23.1%
Income from continuing operations	113.4	93.8	19.6	20.8%
* Restructuring charges are included in operating profit and operating margin

Year to date 2013 sales decreased $27.0 million, or 2.1%, over the same period in 2012. Year to date 2013 core business sales decreased approximately $21.5 million, or 1.6%. The impact of currency translation decreased reported sales by approximately $5.5 million, or 0.5%, as the U.S. dollar strengthened against other major currencies in the first six months of 2013 compared to the same period in 2012. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2013 and 2012 were 40.9% and 41.0% of total net sales, respectively.
Operating profit was $175.7 million in the first six months of 2013, compared to $147.7 million in the comparable period of 2012. The increase in operating profit reflected improved performance in all segments. Operating profit margins were 13.8% in the first six months of 2013, compared to 11.3% in the comparable period of 2012. Operating profit in the first six months of 2013 included transaction costs of $9.7 million related to the $820 million pending acquisition of MEI. Operating profit in the first six months of 2012 included restructuring charges of $14.7 million associated with repositioning actions designed to improve profitability beginning in 2013.

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

Our effective tax rate attributable to income from continuing operations was 30.6% in the first half of 2013 compared to 30.2% in the first half of 2012 primarily as a result of income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which had lapsed during 2012, and a greater U.S. federal tax benefit related to domestic manufacturing activities.

Results from Discontinued Operations – Six Month Periods Ended June 30

	Six Months Ended June 30,
(dollars in millions)	2013	2012
Income from Continuing Operations	$113.4	$93.8
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	2.5
Gain from Sales of Discontinued Operations, net of tax	—	18.3
Discontinued Operations, net of tax	—	20.7
Net income before allocation to noncontrolling interests	$113.4	$114.5
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
Segment Results of Continuing Operations Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.
Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$337.3	$353.8	$(16.5)	(4.7)%
Operating profit	$77.2	$77.0	$0.2	0.2%
Operating margin	22.9%	21.8%
The year to date 2013 sales decrease of $16.5 million reflected sales decreases of $9.0 million and $7.4 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit increased $0.2 million, or 0.2%, in the first six months of 2013 when compared to the same period in the prior year, driven by operating profit improvement in the Aerospace Group which more than offset a decrease in operating profit in the Electronics Group.
Year to date Aerospace Group sales of $211.0 million decreased $9.0 million, or 4.1%, from $220.0 million in the prior year period. The decrease was largely attributable to an 11.2% decline in aftermarket product sales, partially offset by a 1% increase in OEM product sales. The aftermarket sales decrease primarily reflects lower commercial and military spares activity as well as lower military M&U product sales. The OEM sales increase reflects higher commercial product sales to large aircraft and private-jet manufacturers, partially offset by a decrease in sales to regional aircraft customers and to certain seat actuation customers and a decline in military OEM sales. During the first half of 2013, sales to OEMs and sales to aftermarket customers were 62.5% and 37.5%, respectively, of total sales, compared to 59.4% and 40.6%, respectively, in the same period last year. Aerospace operating profit increased by $3.9 million in the first half of 2013, compared to the first half of 2012, due to productivity gains and solid cost management, as well as lower engineering spending resulting in part from the timing of certain development programs.
Year to date Electronics Group sales of $126.3 million decreased $7.4 million, or 5.6%, from $133.8 million in the prior year period driven by continued delays in defense-related programs. Operating profit decreased by $3.7 million in the first half of 2013, compared to the first half of 2012, reflecting lower sales, an unfavorable product mix and higher manufacturing costs.
The Aerospace & Electronics segment backlog was $403 million at June 30, 2013, compared with $378 million at December 31, 2012 and $423 million at June 30, 2012.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$118.0	$112.6	$5.3	4.7%
Operating profit	$17.7	$14.0	$3.8	27.2%
Restructuring charge*	$—	$1.1
Operating margin	15.0%	12.4%
* Restructuring charges are included in operating profit and operating margin.

Year to date 2013 sales of $118.0 million increased $5.3 million, or 4.7%, reflecting higher sales to our RV customers, partially offset by lower sales to our international, transportation-related and building products customers. We experienced an 18.3% sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates strengthened. Transportation-related sales declined 5.3%, reflecting soft markets and difficult competitive conditions. Sales to our building product customers decreased 2.4%, reflecting a generally soft commercial construction market. Operating profit in the first half of 2013 increased $3.8 million, or 27.2%, primarily as a result of the higher sales, strong productivity, savings associated with repositioning actions taken in 2012 and the absence of repositioning charges recorded in 2012, partially offset by higher material costs.
The Engineered Materials segment backlog was $14 million at June 30, 2013, compared with $13 million at December 31, 2012 and $14 million at June 30, 2012.
Merchandising Systems

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$174.3	$185.3	$(11.0)	(5.9)%
Operating profit	$19.0	$13.8	$5.2	37.6%
Restructuring charge*	$—	$2.3
Operating margin	10.9%	7.5%
* Restructuring charges are included in operating profit and operating margin.

Year to date 2013 sales decreased $11.0 million, or 5.9%, reflecting a core sales decrease of $10.0 million, or 5.4%, and unfavorable foreign currency translation of $1.0 million, or 0.5%. The decrease in sales reflected a decline in our Vending Solutions business, partially offset by higher sales in our Payment Solutions business. Sales decreased in our Vending Solutions business reflecting weak market conditions in Europe as well as lower sales to certain U.S. bottlers. Sales increased in our Payment Solutions business reflecting higher sales in the retail, vending and casino gaming vertical markets. Operating profit in the first half of 2013 increased $5.2 million, or 37.6%, reflecting productivity gains in both businesses, the impact of the higher sales in Payment Solutions and the absences of a legal settlement charge which occurred in Vending Solutions in the 2012 and repositioning charges recorded in 2012, partially offset by the deleverage of lower sales in our Vending solutions business.

The Merchandising Systems segment backlog was $26 million at June 30, 2013 compared with $15 million at December 31, 2012 and $24 million at June 30, 2012.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$646.8	$651.6	$(4.9)	(0.7)%
Operating profit	$100.1	$73.7	$26.4	35.8%
Restructuring charge*	$—	$11.4
Operating margin	15.5%	11.3%
* Restructuring charges are included in operating profit and operating margin.
Year to date 2013 sales decreased $4.9 million, or 0.7%, including unfavorable foreign currency exchange of $4.5 million, or 0.7%, and a decrease in core sales of $0.3 million. The decrease in core sales was driven by weak orders in certain of our short cycle book and ship businesses, primarily in Europe and Canada as well as project delays in our ChemPharma/Energy businesses, partially offset by higher sales in our Nuclear Valve Services businesses. Operating profit in the first half of 2013 increased $26.4 million, or 35.8%, reflecting strong execution, productivity gains, savings associated with the repositioning actions taken in 2012 and the absence of repositioning charges recorded in 2012.
The Fluid Handling segment backlog was $350 million at June 30, 2013, compared with $343 million at December 31, 2012 and $351 million at June 30, 2012.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents decreased by $3 million to $421 million at June 30, 2013 compared with $424 million at December 31, 2012. Our current cash balance, together with cash we expect to generate from future operations and the ability to utilize our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt.
In the first quarter of 2013, we amended our Second Amended and Restated Credit Agreement, which expires in May 2017, to allow for borrowings of up to $500 million from $300 million previously. In addition, we entered into a $400 million 364-day revolving credit agreement to support the pending acquisition of MEI. We have no borrowings outstanding, as of June 30, 2013, under either facility. We also expect to use approximately $250 million of cash to fund the balance of the pending MEI acquisition purchase price. Additionally, short-term credit facilities were put in place in the U.K., Canada and Germany to support operating activities in anticipation of cash previously held at those locations being used to support the funding of the pending MEI acquisition. The total amount available under those facilities was $42 million, with $13 million outstanding as of June 30, 2013.
Senior unsecured notes having an aggregate principal amount of $200 million will mature in the third quarter of 2013. These notes have been presented in the accompanying Condensed Consolidated Balance Sheets as a long-term liability due to our intent and ability to refinance these notes on a long-term basis. There are no other significant debt maturities coming due until 2036.
We have approximately $332 million of cash held by our non-U.S. subsidiaries as of June 30, 2013, which is subject to additional tax upon repatriation to the U.S.  Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $10.5 million in the first six months of 2013, a decrease of $5.6 million of cash provided compared to the first six months of 2012. The decrease resulted primarily from higher working capital requirements, partially offset by lower net asbestos-related payments. Net asbestos-related payments in the first six months of 2013 and 2012 were $28.9 million and $39.2 million, respectively.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $11.8 million in the first six months of 2013, compared to cash provided by investing activities of $40.7 million in the comparable period of 2012. The increase in cash used for investing activities was primarily due to the absence in 2013 of proceeds received from divestitures in 2012. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $25 to $30 million for the full-year in 2013.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases and proceeds from the issuance of common stock. Cash provided by financing activities was $5.5 million during the first six months of 2013 compared to $48.4 million used during the first six months of 2012. The decrease of cash used for financing activities during the first six months of 2013 was driven by the absence of open market share repurchases and a net increase in short-term debt. The first six months of 2012 included a repurchase of 772,335 shares of our common stock at a cost of $30 million A decrease in cash used for financing activities was also due to $11.6 million of higher net proceeds received from employee stock option exercises.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 6. Exhibits

Exhibit 10.1	Amendment dated May 20, 2013 to Employment Agreement with Robert S. Evans dated January 24, 2011, as amended February 27, 2012

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 9, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - 30, 2013	—	$—	—	—
May 1 - 31, 2013			—	—
June 1 - 30, 2013			—	—
Total			—	—
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

CRANE CO.
REGISTRANT

Date
August 1, 2013	By	/s/ Eric C. Fast
Eric C. Fast
Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 1, 2013		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1	Amendment dated May 20, 2013 to Employment Agreement with Robert S. Evans dated January 24, 2011, as amended February 27, 2012

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.