Form 10-Q
period 2013-09-30
CRANE CO /DE/
filed 2013-11-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2013
Common stock, $1.00 Par Value – 58,150,981 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$637,515	$645,981	$1,913,832	$1,949,280
Operating costs and expenses:
Cost of sales	421,317	426,148	1,257,161	1,291,865
Selling, general and administrative	127,189	133,089	391,916	408,250
Restructuring charges	—	160	—	14,907
Operating profit from continuing operations	89,009	86,584	264,755	234,258
Other income (expense):
Interest income	337	443	1,488	1,292
Interest expense	(6,688)	(6,618)	(20,651)	(20,114)
Miscellaneous - net	(456)	(6)	(170)	(704)
	(6,807)	(6,181)	(19,333)	(19,526)
Income from Continuing Operations Before Income Taxes	82,202	80,403	245,422	214,732
Provision for Income Taxes	24,719	23,997	74,583	64,515
Income from Continuing Operations	57,483	56,406	170,839	150,217
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	—	—	2,456
Gain from Sales of Discontinued Operations, net of tax	—	901	—	19,177
Discontinued Operations, net of tax	—	901	—	21,633
Net income before allocation to noncontrolling interests	57,483	57,307	170,839	171,850
Less: Noncontrolling interest in subsidiaries’ earnings	352	182	1,043	501
Net income attributable to common shareholders	$57,131	$57,125	$169,796	$171,349
Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.98	$0.99	$2.94	$2.61
Discontinued operations, net of tax	—	0.02	—	0.38
Net income attributable to common shareholders	$0.98	$1.00	$2.94	$2.98
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.97	$0.97	$2.89	$2.56
Discontinued operations, net of tax	—	0.02	—	0.37
Net income attributable to common shareholders	$0.97	$0.99	$2.89	$2.93
Average basic shares outstanding	58,093	57,123	57,814	57,565
Average diluted shares outstanding	59,035	57,873	58,737	58,435
Dividends per share	$0.30	$0.28	$0.86	$0.80

(a)	EPS amounts may not add due to rounding
See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income before allocation to noncontrolling interests	$57,483	$57,307	$170,839	$171,850
Other comprehensive income (loss), net of tax
Currency translation adjustment	30,343	(733)	8,015	914
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	2,290	3,012	6,872	9,870
Other comprehensive income	32,633	2,279	14,887	10,784
Comprehensive income before allocation to noncontrolling interests	90,116	59,586	185,726	182,634
Less: Noncontrolling interests in comprehensive income	427	(174)	974	84
Comprehensive income attributable to common shareholders	$89,689	$59,760	$184,752	$182,550
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$403,404	$423,947
Accounts receivable, net	382,348	333,330
Current insurance receivable - asbestos	33,722	33,722
Inventories, net:
Finished goods	117,576	113,872
Finished parts and subassemblies	38,238	37,517
Work in process	61,723	59,277
Raw materials	143,489	142,059
Inventories, net	361,026	352,725
Current deferred tax asset	24,762	21,618
Other current assets	14,936	15,179
Total current assets	1,220,198	1,180,521
Property, plant and equipment:
Cost	811,618	796,377
Less: accumulated depreciation	552,067	528,094
Property, plant and equipment, net	259,551	268,283
Long-term insurance receivable - asbestos	147,953	171,752
Long-term deferred tax assets	220,880	245,843
Other assets	83,498	83,774
Intangible assets, net	114,791	125,913
Goodwill	811,274	813,792
Total assets	$2,858,145	$2,889,878
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2013	December 31, 2012
Liabilities and equity
Current liabilities:
Short-term borrowings	$124,672	$1,123
Accounts payable	175,731	182,731
Current asbestos liability	91,670	91,670
Accrued liabilities	189,781	220,678
U.S. and foreign taxes on income	10,874	15,686
Total current liabilities	592,728	511,888
Long-term debt	199,220	399,092
Accrued pension and postretirement benefits	217,147	233,603
Long-term deferred tax liability	36,145	36,853
Long-term asbestos liability	632,081	704,195
Other liabilities	71,348	76,871
Total liabilities	1,748,669	1,962,502
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	221,584	204,472
Retained earnings	1,370,949	1,250,972
Accumulated other comprehensive loss	(113,121)	(128,077)
Treasury stock	(452,329)	(481,410)
Total shareholders’ equity	1,099,509	918,383
Noncontrolling interests	9,967	8,993
Total equity	1,109,476	927,376
Total liabilities and equity	$2,858,145	$2,889,878

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,288,128)	(15,319,967)
Common stock outstanding	58,138,011	57,106,172
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities:
Net income attributable to common shareholders	$169,796	$171,349
Noncontrolling interests in subsidiaries’ earnings	1,043	501
Net income before allocation to noncontrolling interests	170,839	171,850
Gain on divestitures	—	(29,445)
Restructuring - non cash	—	2,777
Depreciation and amortization	38,159	43,122
Stock-based compensation expense	16,299	12,860
Defined benefit plans and postretirement expense	3,539	14,769
Deferred income taxes	18,124	24,417
Cash used for working capital	(88,808)	(79,322)
Defined benefit plans and postretirement contributions	(13,185)	(4,463)
Environmental payments, net of reimbursements	(11,202)	(11,256)
Payments for asbestos-related fees and costs, net of insurance recoveries	(48,314)	(60,051)
Other	5,548	(6,005)
Total provided by operating activities	90,999	79,253
Investing activities:
Capital expenditures	(19,016)	(19,944)
Proceeds from disposition of capital assets	372	2,254
Proceeds from divestiture	—	53,599
Total (used for) provided by investing activities	(18,644)	35,909
Financing activities:
Equity:
Dividends paid	(49,778)	(45,998)
Reacquisition of shares on open market	—	(49,991)
Stock options exercised - net of shares reacquired	24,083	8,426
Excess tax benefit from stock-based compensation	5,787	3,233
Debt:
Change in short-term debt	123,197	—
Repayment of long-term debt	(200,000)	—
Total used for financing activities	(96,711)	(84,330)
Effect of exchange rates on cash and cash equivalents	3,813	4,615
(Decrease) Increase in cash and cash equivalents	(20,543)	35,447
Cash and cash equivalents at beginning of period	423,947	245,089
Cash and cash equivalents at end of period	$403,404	$280,536
Detail of cash used for working capital:
Accounts receivable	$(42,883)	$(65,061)
Inventories	(9,605)	(6,205)
Other current assets	10	(3,799)
Accounts payable	(5,901)	(20,891)
Accrued liabilities	(30,536)	(8,122)
U.S. and foreign taxes on income	107	24,756
Total	$(88,808)	$(79,322)
Supplemental disclosure of cash flow information:
Interest paid	$20,491	$19,405
Income taxes paid	$50,565	$23,700
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standard Board ("FASB") issued amended guidance on the presentation of certain unrecognized tax benefits (“UTBs”) in the financial statements. The amendments require the netting of UTBs against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards created by the UTBs. The amendments require prospective adoption but allow optional retrospective adoption (for all periods presented). The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company is currently evaluating the impact that the amended guidance will have on its condensed consolidated balance sheets when adopted.
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

Financial information by reportable segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net sales
Aerospace & Electronics	$169,771	$171,368	$507,046	$525,127
Engineered Materials	61,956	56,956	179,933	169,603
Merchandising Systems	83,636	92,489	257,927	277,741
Fluid Handling	322,152	325,168	968,926	976,809
Total	$637,515	$645,981	$1,913,832	$1,949,280
Operating profit (loss) from continuing operations
Aerospace & Electronics	$38,105	$39,833	$115,257	$116,834
Engineered Materials	10,792	7,226	28,538	21,178
Merchandising Systems	7,869	9,496	26,902	23,324
Fluid Handling	46,594	45,736	146,688	119,433
Corporate	(14,351)	(15,707)	(52,630)	(46,511)
Total	89,009	86,584	264,755	234,258
Interest income	337	443	1,488	1,292
Interest expense	(6,688)	(6,618)	(20,651)	(20,114)
Miscellaneous - net	(456)	(6)	(170)	(704)
Income from continuing operations before income taxes	$82,202	$80,403	$245,422	$214,732

	As of
	September 30,	December 31,
(in thousands)	2013	2012
Assets
Aerospace & Electronics	$512,689	$509,672
Engineered Materials	241,455	237,478
Merchandising Systems	412,629	408,702
Fluid Handling	968,030	993,275
Corporate	723,342	740,751
Total	$2,858,145	$2,889,878

	As of
	September 30,	December 31,
(in thousands)	2013	2012
Goodwill
Aerospace & Electronics	$202,754	$203,595
Engineered Materials	171,529	171,533
Merchandising Systems	199,368	201,866
Fluid Handling	237,623	236,798
Total	$811,274	$813,792

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
The operating results of the discontinued operations for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net Sales	$—	$—	$—	$25,544
Income from discontinued operations before income taxes	$—	$—	$—	$3,777
Provision for income taxes	—	—	—	1,321
Income from discontinued operations, net of income taxes	$—	$—	$—	$2,456

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Income from continuing operations	$57,483	$56,406	$170,839	$150,217
Less: Noncontrolling interest in subsidiaries’ earnings	352	182	1,043	501
Income from continuing operations attributable to common shareholders	57,131	56,224	169,796	149,716
Discontinued operations, net of tax	—	901	—	21,633
Net income attributable to common shareholders	$57,131	$57,125	$169,796	$171,349
Average basic shares outstanding	58,093	57,123	57,814	57,565
Effect of dilutive stock options	942	750	923	870
Average diluted shares outstanding	59,035	57,873	58,737	58,435
Earnings per share - basic: (a)
Income from continuing operations attributable to common shareholders	$0.98	$0.99	$2.94	$2.61
Discontinued operations, net of tax	—	0.02	—	0.38
Net income attributable to common shareholders	$0.98	$1.00	$2.94	$2.98
Earnings per share - diluted: (a)
Income from continuing operations attributable to common shareholders	$0.97	$0.97	$2.89	$2.56
Discontinued operations, net of tax	—	0.02	—	0.37
Net income attributable to common shareholders	$0.97	$0.99	$2.89	$2.93

(a)	EPS amounts may not add due to rounding

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (13 thousand and 1.9 million average options were excluded for the third quarter of 2013 and 2012, respectively, and 0.9 million and 1.8 million average options for the first nine months of 2013 and 2012, respectively).

Note 5 - Changes in Equity and Comprehensive Income
A summary of the changes in equity for the nine months ended September 30, 2013 and 2012 is provided below:

	Nine Months Ended September 30,
	2013			2012
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$918,383	$8,993	$927,376	$813,553	$8,503	$822,056
Dividends	(49,819)	—	(49,819)	(45,998)	—	(45,998)
Reacquisition on open market	—	—	—	(49,991)	—	(49,991)
Exercise of stock options, net of shares reacquired	24,107	—	24,107	7,958	—	7,958
Stock compensation expense	16,299	—	16,299	12,860	—	12,860
Excess tax benefit from stock based compensation	5,787	—	5,787	3,233	—	3,233
Net income	169,796	1,043	170,839	171,349	501	171,850
Other comprehensive income (loss)	14,956	(69)	14,887	11,201	(417)	10,784
Comprehensive income	184,752	974	185,726	182,550	84	182,634
Balance, end of period	$1,099,509	$9,967	$1,109,476	$924,165	$8,587	$932,752
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2012	$(197,806)	$69,729	$(128,077)
Other comprehensive income before reclassifications	—	8,084	8,084
Amounts reclassified from accumulated other comprehensive income	6,872	—	6,872
Net current-period other comprehensive income	6,872	8,084	14,956
Balance as of September 30, 2013	$(190,934)	$77,813	$(113,121)

* Net of tax benefit of $86,283 and $89,540 for September 30, 2013 and December 31, 2012, respectively.

The table below illustrates the amounts (in thousands) reclassified out of each component of accumulated other comprehensive income for the period ended September 30, 2013.

Details of Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$10	$14 and ($4) have been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	10,330	$14,001 and ($3,671) have been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(177)	Recorded within Selling, General & Administrative
Net loss (gain)	(34)	Recorded within Selling, General & Administrative
	$10,129	Total before tax
	3,257	Tax benefit
Total reclassifications for the period	$6,872	Net of tax

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

In December 2012, the Company entered into a Stock Purchase Agreement to purchase all of the outstanding equity interests of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”) for a purchase price of $820 million on a cash free and debt free basis.   In the course of obtaining required regulatory approvals, the Company agreed to certain conditions imposed by the European Commission (“the Commission”). In July 2013, the Commission cleared the pending acquisition of MEI conditioned upon the Company's entry into agreements satisfactory to the Commission to implement remedies regarding two product lines - divestiture of the B2B bill recycler product line and licensing in Europe for the Currenza C2 coin recycler product line, both manufactured and sold by Crane Co.'s Payment Solutions business, within its Merchandising Systems segment.  The remedies would not affect the competing bill and coin recycler product lines of MEI.    In connection with these remedies, the Company and the representatives of the owners of MEI reached agreement to revise the purchase price to approximately $804 million on a cash free and debt free basis.  The Company also agreed to share in one-third of any refinancing costs incurred by MEI as a result of the delayed closing, up to a maximum of $5 million. Subject to negotiation, execution and approval of agreements implementing the remedies, the acquisition is expected to close in the fourth quarter of 2013.  MEI is a leading provider of payment solutions for unattended transaction systems, serving customers in the transportation, gaming, retail, service payment and vending markets.  MEI, which had sales of approximately $400 million in 2012, will be integrated into the Company's Payment Solutions business within its Merchandising Systems segment.

Note 7 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2013, the Company had eleven reporting units.
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

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$813,792	$820,824
Disposals	—	(13,966)
Currency translation	(2,518)	6,934
Balance at end of period	$811,274	$813,792
For the year ended December 31, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period, net of accumulated amortization	$125,913	$146,227
Disposals	—	(3,789)
Amortization expense	(12,290)	(16,907)
Currency translation and other	1,168	382
Balance at end of period, net of accumulated amortization	$114,791	$125,913
For the year ended December 31, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 3, "Discontinued Operations" for further details.
As of September 30, 2013, the Company had $114.8 million of net intangible assets, of which $31.4 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, the Company reviews all of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.  Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level.  The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value of its indefinite-lived and amortizing intangible assets.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		September 30, 2013			December 31, 2012
(dollars in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.8	$88,950	$49,105	$39,845	$88,614	$47,202	$41,412
Customer relationships and backlog	11.7	139,774	81,092	58,682	140,250	73,630	66,620
Drawings	37.9	11,149	9,925	1,224	11,149	9,850	1,299
Other	14.0	51,179	36,139	15,040	51,093	34,511	16,582
Total	14.1	$291,052	$176,261	$114,791	$291,106	$165,193	$125,913
Amortization expense for these intangible assets is currently estimated to be approximately $4.3 million in total for the remainder of 2013, $14.5 million in 2014, $12.7 million in 2015, $11.9 million in 2016, $11.4 million in 2017 and $28.5 million in 2018 and thereafter.

Note 8 - Accrued Liabilities
Accrued liabilities consist of:

	September 30, 2013	December 31, 2012
(in thousands)
Employee related expenses	$73,178	$90,911
Warranty	10,005	10,718
Other	106,598	119,049
Total	$189,781	$220,678

The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$10,718	$16,379
Expense	7,810	6,190
Changes due to acquisitions/divestitures	—	(498)
Payments / deductions	(8,558)	(11,426)
Currency translation	35	73
Balance at end of period	$10,005	$10,718

Note 9 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2013, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2013	2012	2013	2012	2012
Beginning claims	54,969	57,559	56,442	58,658	58,658
New claims	683	933	2,207	2,720	3,542
Settlements	(234)	(253)	(688)	(800)	(1,030)
Dismissals	(1,596)	(1,467)	(4,139)	(3,983)	(4,919)
MARDOC claims*	—	1	—	178	191
Ending claims	53,822	56,773	53,822	56,773	56,442

* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania ("MARDOC claims"), and therefore were not classified as active claims. In addition, the Company was named in 8 new maritime actions in 2010 (also not classified as active claims). Through September 30, 2013, pursuant to an ongoing review process initiated by the Court, 26,562 claims were permanently dismissed, and 3,391 claims were classified as active, of which 810 claims were subsequently dismissed, and 2,581 claims remain active (and have been added to "Ending claims"). The Company expects that more of the remaining 6,503 maritime actions will be activated, or permanently dismissed, as the Court's review process continues. The number on this line reflects the number of previously inactive MARDOC claims that were newly activated in a given period.

Of the 53,822 pending claims as of September 30, 2013, approximately 19,100 claims were pending in New York, approximately 9,700 claims were pending in Texas, approximately 5,300 claims were pending in Mississippi, and approximately 3,000 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs have requested a rehearing in the Superior Court, which the defendants, including the Company, have opposed.
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

On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial.   The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law.  These motions were denied.  The Company has appealed.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  The plaintiffs have requested judgment against the Company in the amount of $19.3 million. The matters remain pending before the trial court. The Company plans to pursue an appeal if necessary. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion.
On July 31, 2013, a Buffalo, New York, state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company plans to file post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Post-trial motions are scheduled to be heard in the fourth quarter. The Company plans to pursue an appeal if necessary.
On September 11, 2013, a Columbia, South Carolina, state court jury in the Lloyd Garvin claim entered an $11 million verdict for compensatory damages against the Company and two other defendants jointly, and also awarded exemplary damages against the Company in the amount of $11.0 million.  The jury also awarded exemplary damages against both other defendants.  The Company has filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages. The Company plans to pursue an appeal if necessary.
On September 17, 2013, a Fort Lauderdale, Florida, state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict.  The Company has filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under Florida law and further were subject to settlement offsets.  Plaintiffs have filed competing post-trial motions challenging the jury’s allocation of damages to non-parties. The Company plans to pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2013 and 2012 totaled $67.9 million and $73.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2013 and 2012 totaled $48.3 million and $60.1 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2013	2012	2013	2012	2012
Settlement / indemnity costs incurred (1)	$9.0	$8.4	$23.2	$29.3	$37.5
Defense costs incurred (1)	15.8	15.3	44.7	44.2	58.7
Total costs incurred	$24.8	$23.8	$67.9	$73.5	$96.1

Settlement / indemnity payments	$10.6	$9.8	$29.5	$27.8	$38.0
Defense payments	14.8	13.9	42.6	41.9	59.8
Insurance receipts	(6.1)	(2.8)	(23.8)	(9.7)	(19.8)
Pre-tax cash payments	$19.4	$20.8	$48.3	$60.1	$78.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2013, the Company has resolved (by settlement or dismissal) approximately 95,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $390 million, for an average settlement cost per resolved claim of approximately $4,100. The average settlement cost per claim resolved during the years ended December 31, 2012, 2011 and 2010 was $6,300, $4,123 and $7,036, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through September 30, 2013, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2013. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $724 million as of September 30, 2013. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2013 was $92 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
Insurance Coverage and Receivables. Prior to 2005, a significant portion of the Company’s settlement and defense costs were paid by its primary insurers. With the exhaustion of that primary coverage, the Company began negotiations with its excess insurers to reimburse the Company for a portion of its settlement and/or defense costs as incurred. To date, the Company has entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of its excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for the Company’s present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, the Company has entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to the Company based on aggregate indemnity and defense payments made. In addition, with ten of its excess insurer groups, the Company entered into policy buyout agreements, settling all asbestos and other coverage obligations for an agreed sum, totaling $82.5 million in aggregate. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, the Company has concluded settlements with all but one of its solvent excess insurers whose policies are expected to respond to the aggregate costs included in the updated liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs the Company has allocated to it, subject to a reservation of rights. There are no pending legal proceedings between the Company and any insurer contesting the Company’s asbestos claims under its insurance policies.
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $182 million as of September 30, 2013.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2013 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $37.0 million as of September 30, 2013, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2013, the Company has recorded a receivable of $9.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and in connection with its efforts is awaiting additional technical information from the agencies. In GD-OTS’s most recent summary of developments related to the AUS-OU, it reported that it and the agencies had discussed a target date of August 2013 for submission of a final revised remedial investigation report; it is unclear whether that target date has been met. Work on interim deliverables for the feasibility study is underway. GD-OTS and the agencies project the draft FS report to be submitted in August 2014, with final FS report approval by January 2015, issuance of a Preliminary Remedial Plan by late spring 2015, and issuance of a final Record of Decision by December 2015. In light of the pace of agency activities to date, it is unclear whether those targets will be met.
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
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all remaining third-party defendants have resolved in principle their claims against each other and have finalized the terms of a consent decree, which is awaiting approval from senior management in the Department of Justice. Pursuant to the agreement in principle, the Company has paid into escrow $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company's obligation does not become final until the consent decree has been approved by Department of Justice management, lodged for public comment, and entered by the Court. We project that this will take place late in the fourth quarter of 2013 or early in the first quarter of 2014. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
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
Other Commitments
The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which includes a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane is less than $22.1 million. This commitment is secured by the leased airplane and the residual value guarantee liability is $8.2 million as of September 30, 2013.

Note 10 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1,513	$3,131	$22	$29	$4,540	$10,121	$67	$87
Interest cost	9,144	9,525	93	127	27,433	28,193	279	381
Expected return on plan assets	(12,970)	(12,832)	—	—	(38,909)	(38,492)	—	—
Amortization of prior service cost	3	102	(59)	(59)	10	302	(177)	(177)
Amortization of net loss (gain)	3,444	4,794	(11)	(21)	10,330	14,417	(34)	(63)
Net periodic cost	$1,134	$4,720	$45	$76	$3,404	$14,541	$135	$228
The Company expects, based on current actuarial calculations, to contribute approximately $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013, of which $12.8 million and $0.4 million have been contributed during the first nine months of 2013, respectively. The Company contributed $4 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2012. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 11 - Income Taxes

Effective Tax Rates

The Company's effective tax rates attributable to income from continuing operations are as follows:

	2013	2012
Three months ended September 30,	30.1%	29.9%
Nine months ended September 30,	30.4%	30.1%

The Company’s effective tax rates attributable to income from continuing operations for the three and nine months ended September 30, 2013 are higher than the prior year’s comparable periods primarily as a result of income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which lapsed during 2012, and a greater U.S. federal tax benefit on domestic manufacturing activities.

The Company’s effective tax rates attributable to continuing operations for the three and nine months ended September 30, 2013 are lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities and the U.S. federal research credit. These items are partially offset by U.S. state taxes, and certain statutorily non-deductible expenses.

Unrecognized Tax Benefits

During the three and nine months ended September 30, 2013, the Company's gross unrecognized tax benefits increased by $1.1 million and $4.4 million, respectively, primarily as a result of tax positions taken in both the current and prior periods. During the three and nine months ended September 30, 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.1 million and $4.4 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2013, the Company recognized $0.1 million and $0.7 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statements of operations. At September 30, 2013 and December 31, 2012, the Company had recorded $1.6 million and $1.0 million, respectively, of accrued interest and penalty expense related to unrecognized tax benefits in its condensed consolidated balance sheets.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by approximately $0.4 million due to a combination of tax positions expected to be taken during the remainder of the current year, the expiration of the statute of limitations on assessment, and settlements with tax authorities.

Income Tax Examinations

The Company's income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s consolidated U.S. federal income tax returns for 2010 through 2012 remain subject to examination, as do certain tax carryforwards generated before 2010. Acquired subsidiaries’ U.S. federal income tax returns for 2009 and 2010 also remain subject to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2008. As of September 30, 2013, the Company and it is subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2011), Hungary (2009 and 2010), and California (2007 and 2008). In addition, the Company’s appeal of certain Canadian tax assessments (2007 through 2009) is on-going. Overall, the Company believes that adequate accruals have been provided for all jurisdictions’ open years.

Note 12 - Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of September 30, 2013 and December 31, 2012:

(in thousands)	September 30, 2013	December 31, 2012
Long-term debt consists of:
5.50% notes due 2013	$—	$199,898
6.55% notes due 2036	199,220	199,194
Total long-term debt	$199,220	$399,092
Short-term borrowings	$124,672	$1,123

The 5.5% senior unsecured notes having an aggregate principal amount of $200 million matured in the third quarter of 2013.  The notes were repaid using $90 million of cash and $110 million of borrowings under the multi-year credit facility which are classified as short-term.  There are no other significant debt maturities coming due until 2036.

Note 13 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2013, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statement of operations, balance sheets or cash flows. Foreign exchange contracts not designated as hedging instruments which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $295 million and $178 million as of September 30, 2013 and December 31, 2012, respectively. The settlement of derivative contracts for the nine months ended September 30, 2013 and 2012 resulted in a net cash inflow of $4.9 million and a net cash outflow of $13.0 million, respectively, and is reported with “Total provided by operating activities” on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2013 and December 31, 2012, the Company's receivable position for the foreign exchange contracts was $1.7 million and $2.6 million, respectively. As of September 30, 2013 and December 31, 2012, the Company's payable position for the foreign exchange contracts was $3.2 million and $0.2 million, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$1,703	$—	$1,703	$—	$2,617	$—	$2,617
Liabilities:
Derivatives - foreign exchange contracts	$—	$3,173	$—	$3,173	$—	$172	$—	$172
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $215.5 million and $431.1 million at September 30, 2013 and December 31, 2012, respectively.

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
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	December 31, 2012	Expense	Utilization	September 30, 2013
Severance	$4.6	$(0.2)	$(3.9)	$0.5
Other	1.7	0.1	(1.8)	—
	$6.3	$(0.1)	$(5.7)	$0.5

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
The global economic outlook remains uncertain due, in part, to continued high unemployment in the U.S. and Europe, a slow recovery in the U.S. and European housing markets and undetermined government budget reduction plans.  Notwithstanding, we believe we are well positioned to achieve increased profitability and continued strong cash flow in 2013. While we have realized a 13% year-to-date improvement in earnings and continued expansion in our operating margins, we remain generally cautious on the global economy. We continue to expect a combination of repositioning savings (approximately $12 million expected in 2013), continued cost management actions and gains in market share to drive earnings growth in 2013.
Aerospace & Electronics
We continue to believe market conditions in the aerospace industry will remain generally positive and, accordingly, we expect original equipment manufacturers ("OEM") sales growth in our Aerospace Group for the full year, as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. In addition, while total Aerospace Group sales were down 2.4% during the first nine months of 2013, we reported our first year-over-year improvement as well as sequential quarter improvement in aftermarket spares in the third quarter, and we are cautiously optimistic about a modest improvement in the fourth quarter of 2013. Revenues in our Electronics Group continue to be impacted by delays in defense-related programs and based on modest cost actions taken in our Electronics Group during the second quarter, together with higher shipments expected in the fourth quarter, we expect continued improvement in both our sales and operating profit in the fourth quarter. Considering all of the foregoing, the slower commercial aftermarket recovery in our Aerospace year-to-date, together with the impact of the continued delays in defense-related programs at Electronics, we expect modestly lower sales in the segment compared to 2012.
Engineered Materials
We expect solid revenue growth in our Engineered Materials segment for 2013, as significantly higher sales to RV manufacturers resulting from improved industry build rates will more than offset lower sales to our building products customers. Through the first nine month of 2013, sales to RV manufacturers are 20.9% higher than last year. We believe the stronger RV industry build rates reflect a recovering U.S. economy and corresponding increase in consumer confidence. The modestly weaker sales of building products reflect the continuing soft commercial construction market. Operating profit in our Engineered Materials segment is expected to increase as we benefit from the higher RV-related sales, continued cost management initiatives and the impact of the repositioning actions completed in 2012.
Merchandising Systems
We expect a sales decline in our Merchandising Systems segment compared to 2012, reflecting a decrease in Vending Solutions sales, partially offset by a modest improvement in sales for our Payment Solutions products. The reduction in vending sales reflects a shortfall in sales in vending machines to certain U.S. bottler customers and weak market conditions in Europe. Reflecting the impact of lower segment sales through the first nine months, we expect operating profit in 2013 for the segment to decline compared to 2012, but operating margins to remain at prior year levels, reflecting continued strong productivity.
Fluid Handling
In our Fluid Handling segment, we expect modest core sales growth reflecting slight increases across most business units, with the exception of our Canadian distribution business.  The slight core sales growth expected reflects strength in product sales within our Valve Group, primarily in our ChemPharma / Energy and nuclear services businesses. With respect to key end markets for our process valves in our ChemPharma / Energy business, despite ongoing market uncertainty in Europe, order and quote activity continued to be solid during the quarter and our European-based customers remain committed to projects on a global basis. While chemical industry demand in North America remains soft, investments in the Middle East and China continue to move forward. U.S. refineries continue their turnaround and upgrade activities; and demand from power markets in China and Europe is relatively strong, while the Americas and India remain soft. With respect to our commercial valves business, non-residential construction and mining activity in Canada continues to be soft and while we are seeing some improvement in Europe, the markets remain generally uncertain. We expect continued improvement in both operating profit and operating margins over 2012 levels driven by the modest sales growth, strong productivity and savings from previously announced repositioning actions.

Results from Continuing Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2013 versus the third quarter 2012, unless otherwise specified.
Third quarter of 2013 compared with third quarter of 2012

	Third Quarter		Change
(dollars in millions)	2013	2012	$	%
Net sales	$637.5	$646.0	$(8.5)	(1.3)%
Operating profit from continuing operations	89.0	86.6	2.4	2.8%
Restructuring and related charges *		1.4
Operating margin from continuing operations	14.0%	13.4%
Other income (expense):
Interest income	0.3	0.4	(0.1)	(23.9)%
Interest expense	(6.7)	(6.6)	(0.1)	1.1%
Miscellaneous - net	(0.5)	—	(0.5)	NM
	(6.8)	(6.2)	(0.6)	10.1%
Income from continuing operations before income taxes	82.2	80.4	1.8	2.2%
Provision for income taxes	24.7	24.0	0.7	3.0%
Income from continuing operations	57.5	56.4	1.1	1.9%
* Restructuring charges are included in operating profit and operating margin

Third quarter 2013 sales decreased $8.5 million, or 1.3%, compared to the third quarter of 2012. Core business sales for the third quarter decreased approximately $6.2 million, or 1.0%. The impact of currency translation decreased reported sales by approximately $2.3 million, or 0.3%, as the U.S. dollar strengthened against other major currencies in the third quarter of 2013 compared to the third quarter of 2012. Net sales related to operations outside the U.S. were 42.0% and 41.2% of total net sales for the quarters ended September 30, 2013 and 2012, respectively.
Operating profit from continuing operations was $89.0 million in the third quarter 2013 compared to $86.6 million in the same period of 2012. The increase in operating profit reflected improved performance in our Engineered Materials and Fluid Handling segments, partially offset by decreases in our Aerospace & Electronics and Merchandising Systems segments. Operating profit margins were 14.0% in the third quarter of 2013, compared to 13.4% in the comparable period in 2012. Operating profit in the third quarter of 2013 included transaction costs of $2.9 million related to the pending acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”). Operating profit in the third quarter of 2012 included restructuring and related charges of $1.4 million associated with repositioning actions designed to improve profitability beginning in 2013.

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

Our effective tax rate attributable to income from continuing operations was 30.1% during the third quarter of 2013 compared to 29.9% during the third quarter of 2012 primarily as a result of income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which lapsed during 2012, and a greater U.S. federal tax benefit on domestic manufacturing activities.

Results from Discontinued Operations – Three Month Periods Ended September 30

	Three Months Ended September 30,
(dollars in millions)	2013	2012
Income from Continuing Operations	$57.5	$56.4
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	—
Gain from Sales of Discontinued Operations, net of tax	—	0.9
Discontinued Operations, net of tax	—	0.9
Net income before allocation to noncontrolling interests	$57.5	$57.3
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
Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2013	2012
Sales	$169.8	$171.4	$(1.6)	(0.9)%
Operating profit	$38.1	$39.8	$(1.7)	(4.3)%
Operating margin	22.4%	23.2%
The third quarter 2013 sales decrease of $1.6 million reflected a sales increase of $0.8 million in the Aerospace Group and a sales decrease of $2.4 million in the Electronics Group. The segment’s operating profit decreased $1.7 million, or 4.3%, in the third quarter of 2013 when compared to the same period in the prior year, as lower operating profits in the Aerospace Group more than offset higher profits in the Electronics Group.
Aerospace Group sales of $107.2 million increased $0.8 million, or 0.8%, from $106.3 million in the prior year period. OEM product sales increased $5.0 million, or 8%, primarily reflecting an increase in commercial and military OEM sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase, requiring OEM investment across various platforms. Aftermarket sales decreased $4.1 million, or 9%, compared to the prior year reflecting a decline in military aftermarket sales, partially offset by an increase in commercial aftermarket sales. The decline in military aftermarket sales of $5.2 million, or 38.1%, was primarily driven by lower modernization and upgrade ("M&U") product sales reflecting the completion in 2012 of the carbon brake control upgrade program for the U.S. Air Force C-130 aircraft which had $3.0 million of sales in the third quarter of 2012 (the upgrade program was completed in the fourth quarter of 2012). Commercial aftermarket sales increased $1.1 million, or 3.6%, with modest improvement in spares, M&U and repair and overhaul ("R&O") shipments. This represented the first year-over-year quarterly increase in 2013; we expect a similar modest improvement during the fourth quarter. During the third quarter of 2013, sales to OEMs and sales to aftermarket customers were 63.2% and 36.8%, respectively, of total sales, compared to 59.0% and 41.0%, respectively, in the same period last year. Aerospace operating profit decreased by $1.9 million in the third quarter of 2013, compared to the third quarter of 2012, primarily due to the aforementioned unfavorable OEM and aftermarket product mix, which more than offset slightly lower engineering spending of $0.5 million resulting from the completion of certain development programs. Engineering expense will increase or decrease from time-to-time depending on the nature and timing of program wins requiring engineering resources.
Electronics Group sales of $62.6 million decreased $2.4 million, or 3.7%, from $65.0 million in the prior year period. The sales decrease reflects lower sales of our Microwave Solutions products primarily reflecting delays in defense-related programs. Operating profit increased by $0.1 million compared to the third quarter of 2012 despite a $0.9 million unfavorable impact from the lower sales volume. In addition, strong productivity gains offset an unfavorable sales mix shift toward lower margin product sales.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2013	2012
Sales	$62.0	$57.0	$5.0	8.8%
Operating profit	$10.8	$7.2	$3.6	49.3%
Restructuring and related charges*	$—	$1.1
Operating margin	17.4%	12.7%
* Restructuring and related charges are included in operating profit and operating margin.

Third quarter 2013 sales of $62.0 million increased $5.0 million, or 8.8%, reflecting significantly higher sales to our RV customers of $6.4 million, or 25.8%. This increase was partially offset by modestly lower sales to our building products and transportation customers of $1.1 million. The increase in shipments to our traditional RV manufacturers reflected continuing strong demand for our RV-related applications as RV OEM build rates strengthened. We believe this to be in direct response to increased consumer confidence in North America as the U.S. economy continues to recover. Sales to our building product customers declined reflecting a continuing soft commercial construction market. Sales to our transportation customers declined reflecting soft markets and difficult competitive conditions. Operating profit in the third quarter of 2013 increased $3.6 million, or 49.3%, driven by a $1.4 million impact from the higher sales, the absence of a $1.1 million repositioning charge taken in 2012 related to closing a small manufacturing facility in England and $0.7 million of associated repositioning savings realized in the quarter. Productivity gains related to improving material yield coupled with targeted pricing actions offset higher raw material costs (primarily resin and styrene).
Merchandising Systems

	Third Quarter		Change
(dollars in millions)	2013	2012
Sales	$83.6	$92.5	$(8.9)	(9.6)%
Operating profit	$7.9	$9.5	$(1.6)	(17.1)%
Operating margin	9.4%	10.3%

Third quarter 2013 sales decreased $8.9 million, or 9.6%, reflecting a core sales decrease of $8.1 million, or 8.8%, and unfavorable foreign currency translation of $0.7 million, or 0.8%. The decrease in core sales reflected lower sales in our Vending Solutions business of $9.7 million, or 18.6%, partially offset by slightly higher core sales in our Payment Solutions business of $1.6 million, or 3.7%. Sales decreased in our Vending Solutions business reflecting lower capital spending by certain U.S. bottler customers, as well as continued weak market conditions in Europe. The higher sales in our Payment Solutions business were driven by continued strength in the vending and gaming vertical end markets, particularly in Europe. Operating profit in the third quarter of 2013 decreased $1.6 million, or 17.1%, driven by an approximate $5 million impact from the lower volumes. This unfavorable impact was partially offset by continued productivity gains and cost control of approximately $2.5 million, driven largely on efforts to reduce material cost across both businesses.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2013	2012
Sales	$322.2	$325.2	$(3.0)	(0.9)%
Operating profit	$46.6	$45.7	$0.9	1.9%
Restructuring and related charges*	$—	$0.2
Operating margin	14.5%	14.1%
* Restructuring and related charges are included in operating profit and operating margin.
Third quarter 2013 sales decreased by $3.0 million from $325.2 million in third quarter 2012 to $322.2 million, including a core sales decrease of $1.3 million, or 0.4%, and unfavorable foreign currency translation of $1.7 million, or 0.5%. The decrease in core sales reflected lower sales in our ChemPharma / Energy business, driven by project delays and, to a lesser extent, lower sales in certain short cycle book and ship businesses. This was partially offset by slight increases across most other end markets. We expect revenues and operating profit to increase modestly in the fourth quarter, primarily reflecting increases in shipments in our ChemPharma / Energy and Nuclear Valve Services businesses. Operating profit in the third quarter of 2013 increased $0.9 million, or 1.9%, primarily reflecting $2.5 million of savings associated with European repositioning actions taken in 2012, partially offset by the impact of the lower sales volume.

Results from Continuing Operations – Nine Month Periods Ended September 30
All comparisons below refer to the first nine months of 2013 versus the first nine months of 2012, unless otherwise specified
Year-to-date period ended September 30, 2013 compared to year-to-date period ended September 30, 2012

	Year-to-Date		Change
(dollars in millions)	2013	2012	$	%
Net sales	$1,913.8	$1,949.3	$(35.4)	(1.8)%
Operating profit from continuing operations	264.8	234.3	30.5	13.0%
Restructuring charge *	—	14.9
Operating margin from continuing operations	13.8%	12.0%
Other income (expense):
Interest income	1.5	1.3	0.2	15.2%
Interest expense	(20.7)	(20.1)	(0.5)	2.7%
Miscellaneous - net	(0.2)	(0.7)	0.5	(75.9)%
	(19.3)	(19.5)	0.2	(1.0)%
Income from continuing operations before income taxes	245.4	214.7	30.7	21.5%
Provision for income taxes	74.6	64.5	10.1	23.1%
Income from continuing operations	170.8	150.2	20.6	20.8%
* Restructuring charges are included in operating profit and operating margin

Year to date 2013 sales decreased $35.4 million, or 1.8%, over the same period in 2012. Year to date 2013 core business sales decreased approximately $27.6 million, or 1.4% while the impact of currency translation decreased sales by approximately $7.8 million, or 0.4%, as the U.S. dollar strengthened against other major currencies in the first nine months of 2013 compared to the same period in 2012. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2013 and 2012 were 41.3% and 41.1% of total net sales, respectively.
Operating profit was $264.8 million in the first nine months of 2013, compared to $234.3 million in the comparable period of 2012. The increase in operating profit reflected improved performance in our Fluid Handling, Engineered Materials and Merchandising Systems segments, partially offset by a decrease in our Aerospace & Electronics segments. Operating profit margins were 13.8% in the first nine months of 2013, compared to 12.0% in the comparable period of 2012. Operating profit in the first nine months of 2013 included transaction costs of $12.6 million related to the pending acquisition of MEI. Operating profit in the first nine months of 2012 included restructuring charges of $14.9 million associated with repositioning actions designed to improve profitability beginning in 2013.

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

Our effective tax rate attributable to income from continuing operations was 30.4% during the first nine months of 2013 compared to 30.1% during the first nine months of 2012 primarily as a result of income earned in jurisdictions with higher statutory tax rates and certain statutorily non-deductible expenses, partially offset by the U.S. federal research credit, which lapsed during 2012, and a greater U.S. federal tax benefit on domestic manufacturing activities.

Results from Discontinued Operations – Nine Month Periods Ended September 30

	Nine Months Ended September 30,
(dollars in millions)	2013	2012
Income from Continuing Operations	$170.8	$150.2
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	2.5
Gain from Sales of Discontinued Operations, net of tax	—	19.2
Discontinued Operations, net of tax	—	21.6
Net income before allocation to noncontrolling interests	$170.8	$171.8

For the six months ended June 30, 2012, we reported two divested businesses as discontinued operations on our Condensed Consolidated Statement of Operations. On June 19, 2012, we sold Azonix to Cooper Industries for $44.8 million, of which $0.9 million and $0.5 million were recorded in the third and fourth quarters of 2012, respectively, resulting in an after tax gain of $14.5 million. On June 28, 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas to Furmanite Corporation for $9.3 million, resulting in an after tax gain of $4.6 million.
Segment Results of Continuing Operations Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.
Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$507.0	$525.1	$(18.1)	(3.4)%
Operating profit	$115.3	$116.8	$(1.6)	(1.3)%
Operating margin	22.7%	22.2%
The year to date 2013 sales decrease of $18.1 million reflected sales decreases of $7.8 million and $10.3 million in the Aerospace Group and Electronics Group, respectively. The segment’s operating profit decreased $1.6 million, or 1.3%, in the first nine months of 2013 when compared to the same period in the prior year, driven by an operating profit decrease in the Electronics Group which was partially offset by an improvement in the Aerospace Group.
Year to date Aerospace Group sales of $318.1 million decreased $7.8 million, or 2.4%, from $325.9 million in the prior year period. The decrease was largely attributable to a $14.1 million, or 10.6%, decline in aftermarket product sales, partially offset by a $6.3 million, or 3.3%, increase in OEM product sales. The aftermarket sales decrease primarily reflects a decline in both military aftermarket sales of $11.5 million, or 28.8% and commercial aftermarket sales of $2.6 million, or 2.8%. The decrease in military aftermarket sales was primarily driven by lower modernization and upgrade ("M&U") product sales reflecting the completion in 2012 of the carbon brake control upgrade program for the U.S. Air Force C-130 aircraft which had $8.6 million of sales in the first nine months of 2012 (the upgrade program was completed in the fourth quarter of 2012). The commercial aftermarket sales decrease was primarily due to a decline in commercial spares. The OEM sales increase primarily reflects an increase in commercial OEM sales, driven by higher commercial product sales to large aircraft manufacturers, which have benefited from increased passenger air travel and higher air cargo volumes. During the first nine months of 2013, sales to OEMs and sales to aftermarket customers were 62.7% and 37.3%, respectively, of total sales, compared to 59.3% and 40.7%, respectively, in the same period last year. Aerospace operating profit increased by $2.0 million in the first nine months of 2013, compared to the first nine months of 2012, primarily due to productivity gains and solid cost management, as well as lower engineering spending resulting in part from the timing of certain development programs, partially offset by the aforementioned unfavorable OEM and aftermarket product mix. Engineering expense will increase or decrease from time-to-time depending on the nature and timing of program wins requiring engineering resources.
Year to date Electronics Group sales of $188.9 million decreased $10.3 million, or 5.1%, from $199.2 million in the prior year period. The sales decrease reflects lower sales of our Power and Microwave Solutions products primarily reflecting delays in defense-related programs. Operating profit decreased by $3.6 million in the first nine months of 2013, compared to the first nine months of 2012, primarily reflecting the $3.7 million impact on the lower sales volume. In addition, strong productivity gains offset an unfavorable sales mix shift toward lower margin product sales.

The Aerospace & Electronics segment backlog was $382 million at September 30, 2013, compared with $378 million at December 31, 2012 and $393 million at September 30, 2012.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$179.9	$169.6	$10.3	6.1%
Operating profit	$28.5	$21.2	$7.4	34.8%
Restructuring and related charges*	$—	$2.2
Operating margin	15.9%	12.5%
* Restructuring and related charges are included in operating profit and operating margin.

Year to date 2013 sales of $179.9 million increased $10.3 million, or 6.1%, reflecting higher sales to our RV customers of $15.1 million, or 20.9%, partially offset by lower sales to our transportation-related and building products customers of $3.0 million. Sales to our traditional RV manufacturers increased reflecting higher demand for our RV-related applications as RV OEM build rates strengthened. We believe this to be in direct response to increased consumer confidence in North America as the U.S. economy continues to recover. Transportation-related sales declined, reflecting soft markets and difficult competitive conditions. Sales to our building product customers decreased, reflecting a generally soft commercial construction market. Operating profit in the first nine months of 2013 increased $7.4 million, or 34.8%, driven by a $3.2 million impact from the higher sales, the absence of a $2.2 million repositioning charge taken in 2012 and $2.2 million of repositioning savings realized in the first nine months of 2013. Productivity gains related to improving material yield coupled with targeted pricing actions offset higher raw material costs (primarily resin and styrene).

The Engineered Materials segment backlog was $13 million at September 30, 2013, compared with $13 million at December 31, 2012 and $11 million at September 30, 2012.
Merchandising Systems

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$257.9	$277.7	$(19.8)	(7.1)%
Operating profit	$26.9	$23.3	$3.6	15.3%
Restructuring and related charges*	$—	$2.3
Operating margin	10.4%	8.4%
* Restructuring and related charges are included in operating profit and operating margin.

Year to date 2013 sales decreased $19.8 million, or 7.1%, reflecting a core sales decrease of $18.2 million, or 6.5%, and unfavorable foreign currency translation of $1.6 million, or 0.6%. The decrease in core sales reflected a decline in our Vending Solutions business of $26.6 million, or 17.1%, partially offset by higher core sales in our Payment Solutions business of $8.4 million, or 6.6% . Sales decreased in our Vending Solutions business reflecting lower capital spending by certain U.S. bottler customers, as well as, continued weak market conditions in Europe. Sales increased in our Payment Solutions business reflecting higher sales in the retail and vending vertical markets. The increase in the retail market was driven by higher sales to self check-out OEM customers. The increase in the vending market was driven primarily by share gains, particularly in Europe and Asia/Pacific. Operating profit in the first nine months of 2013 increased $3.6 million, or 15.3%, reflecting productivity gains of $6 million, driven by focused efforts to reduce material and headcount costs in our North American Vending business, the absence of repositioning charges recorded in 2012 of $2.3 million, $1.5 million of repositioning savings realized in the first nine months of 2013 and, to a lesser extent, the absence of a legal settlement charge which occurred in Vending Solutions in 2012. These favorable changes were partially offset by an $8.0 million impact from the lower sales volume.

The Merchandising Systems segment backlog was $24 million at September 30, 2013, compared with $15 million at December 31, 2012 and $20 million at September 30, 2012.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2013	2012
Sales	$968.9	$976.8	$(7.9)	(0.8)%
Operating profit	$146.7	$119.4	$27.3	22.8%
Restructuring and related charges*	$—	$11.6
Operating margin	15.1%	12.2%
* Restructuring and related charges are included in operating profit and operating margin.
Year to date 2013 sales decreased by $7.9 million, or 0.8% from $976.8 million in 2012 to $968.9 million in 2013, including unfavorable foreign currency translation of 6.3 million, or 0.6% and a core sales decrease of $1.6 million, or 0.2%. The decrease in core sales was driven by project delays in our ChemPharma/Energy businesses as well as weak orders in our short cycle book and ship business in Canada, partially offset by higher sales in our Nuclear Valve Services businesses. Operating profit in the first nine months of 2013 increased $27.3 million, or 22.8%, primarily reflecting the absence of repositioning charges of $11.6 million recorded in 2012, $7.3 million of repositioning savings realized in the first nine months of 2013 and productivity gains of $8 million.

The Fluid Handling segment backlog was $355 million at September 30, 2013, compared with $343 million at December 31, 2012 and $348 million at September 30, 2012.

Liquidity and Capital Resources

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents decreased by $21 million to $403 million at September 30, 2013, compared with $424 million at December 31, 2012. Our current cash balance, together with cash we expect to generate from future operations and the ability to utilize our existing committed revolving credit facilities, is expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt.
In the first quarter of 2013, we amended our Second Amended and Restated Credit Agreement, which expires in May 2017, to allow for borrowings of up to $500 million from $300 million previously.  In addition, we entered into a $400 million 364-day revolving credit agreement which expires on December 31, 2013, to support the pending acquisition of MEI.  We have $110 million of borrowings outstanding under the multi-year facility as of September 30, 2013 and classified as current due to our expectation to pay down a portion of that facility in the fourth quarter of 2013. We also expect to use approximately $210 million of cash to fund the balance of the pending MEI acquisition purchase price.  Additionally, short-term credit facilities were put in place in the U.K., Canada and Germany to support operating activities in anticipation of cash previously held at those locations being used to support the funding of the pending MEI acquisition.  The total amount available under those facilities was $42 million, with $13 million outstanding as of September 30, 2013.
Senior unsecured notes having an aggregate principal amount of $200 million matured in the third quarter of 2013.  These notes were repaid using $90 million of cash and $110 million of multi-year credit facility borrowings.  There are no other significant debt maturities coming due until 2036.
We have approximately $377 million of cash held by our non-U.S. subsidiaries as of September 30, 2013, which is subject to additional tax upon repatriation to the U.S.  We anticipate using $210 million of this cash to acquire MEI's business in Japan. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $91.0 million in the first nine months of 2013, a decrease of $11.7 million of cash provided compared to the first nine months of 2012. The decrease resulted primarily from higher working capital requirements, partially offset by lower net asbestos-related payments. Net asbestos-related payments in the first nine months of 2013 and 2012 were $48.3 million and $60.1 million, respectively.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $18.6 million in the first nine months of 2013, compared to cash provided by investing activities of $35.9 million in the comparable period of 2012. The increase in cash used for investing activities was primarily due to the absence in 2013 of proceeds received from divestitures in 2012. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $25 to $30 million for the full year in 2013.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases and proceeds from the issuance of common stock. Cash used by financing activities was $96.7 million during the first nine months of 2013, compared to $84.3 million used during the first nine months of 2012. The increase of cash used for financing activities during the first nine months of 2013 was driven by the repayment of long-term debt, partially offset by a net increase in short-term debt and the absence of open market share repurchases. The first nine months of 2012 included a repurchase of 772,335 shares of our common stock at a cost of $30 million. An increase in cash used for financing activities was also due to $15.7 million of higher net proceeds received from employee stock option exercises during the period.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Vice President, Finance and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to the Company’s Chief Executive Officer and Vice President, Finance and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Vice President, Finance and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - 31, 2013	—	$—	—	—
August 1 - 31, 2013			—	—
September 1 - 30, 2013			—	—
Total			—	—
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

CRANE CO.
REGISTRANT

Date
November 4, 2013	By	/s/ Eric C. Fast
Eric C. Fast
Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 4, 2013		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.