Form 10-K
period 2013-12-31
CRANE CO /DE/
filed 2014-02-25
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013
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
Yes    ☐         No    ☒
Based on the closing stock price of $59.33 on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $2,925,227,878
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,264,491 at January 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 28, 2014 are incorporated by reference into Part III of this Form 10-K.

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

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation;

•	Our ability to successfully value acquisition candidates;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	A reduction in congressional appropriations that affect defense spending;

•	The ability of the U.S. government to terminate our government contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims;

•	The outcome of restructuring and other cost savings initiatives;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	The effect of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

1

Part I
Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business.
We are a diversified manufacturer of highly engineered industrial products. Comprised of four segments – Aerospace & Electronics, Engineered Materials, Merchandising Systems and Fluid Handling – our businesses give us a substantial presence in focused niche markets, allowing us to pursue attractive returns and excess cash flow. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated payment and merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.
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
We employ approximately 11,500 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 41% in both 2013 and 2012. For more information regarding our sales and assets by geographical region, see Part II, Item 8 under Note 14, “Segment Information,” to the Consolidated Financial Statements.
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
Aerospace & Electronics
The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. This segment supplies critical components and systems, including original equipment and aftermarket parts, for both the commercial and military aerospace industries. The commercial market accounted for approximately 69% of segment sales in 2013, while sales to the military market were approximately 31% of total sales.
The Aerospace Group’s products are organized into the following solution sets which are designed, manufactured and sold under their respective brand names: Landing Systems (Hydro-Aire), Sensing and Utility Systems (ELDEC), Fluid Management (Lear Romec, Eldec, and Hydro-Aire) and Cabin Systems (P.L. Porter). The Electronics Group products are organized into the following solution sets: Power Solutions (ELDEC, Keltec and Interpoint), Microwave Systems (Signal Technology and Merrimac) and Microelectronics (Interpoint).
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
The Sensing and Utility Systems solution set includes custom landing gear control and indication systems, door control and indication systems, nose wheel steering systems, on-board and hand-held wireless tire pressure monitoring systems, proximity sensors and switches, and pressure sensors for the commercial business, regional and general aviation, military, MRO and electronics markets.
Our Fluid Management solution set includes lubrication pumps, fuel pumps, coolant/water pumps, and fuel flow transmitters for commercial and military aerospace applications. Our Fluid Management products are manufactured at three facilities located in Elyria, Ohio; Burbank, California; and Lynnwood, Washington.
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
Our Microwave Systems solution set includes sophisticated electronic radio frequency components and subsystems and specialty components and materials. These products are used in defense and space electronics applications that include radar, electronic warfare suites, communications systems and data links. We supply many U.S. Department of Defense prime contractors and foreign allied defense organizations with products that enable missile seekers and guidance systems, aircraft sensors for tactical and intelligence applications, electronic warfare, surveillance and reconnaissance missions, communications and self-protect capabilities for naval vessels. Facilities are located in Beverly, Massachusetts; Chandler, Arizona; West Caldwell, New Jersey; San Jose, Costa Rica; and Norwalk, Connecticut.
Our Microelectronics solution set, headquartered in Redmond, Washington, designs, manufactures and sells custom miniature (hybrid) electronic circuits for applications in medical, military and commercial aerospace industries.
The Aerospace & Electronics segment employed approximately 2,700 people and had assets of $512 million at December 31, 2013. The order backlog totaled $361 million and $378 million at December 31, 2013 and 2012, respectively.
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
The Engineered Materials segment employed approximately 650 people and had assets of $233 million at December 31, 2013. The order backlog totaled $15 million and $13 million at December 31, 2013 and 2012, respectively.
Merchandising Systems
The Merchandising Systems segment is comprised of two businesses, Vending Solutions and Crane Payment Innovations.
Our Vending Solutions business, which is primarily engaged in the design and manufacture of vending equipment and related solutions, creates customer value through innovation by improving consumer experience and store profitability. Our products, which include a full line of vending options, including those for food, snack, coffee and cold beverages, are sold to vending operators and food and beverage companies throughout the world. Vending Solutions has leading positions in both the direct and indirect distribution channels. Our solutions include vending management software, cashless and online solutions to help customers operate their businesses more profitably, become more competitive and increase cash flow for continued business investment. Production facilities for Vending Solutions are located in Williston, South Carolina and Chippenham, England.

On December 11, 2013, we completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems, which serves customers in the transportation, gaming, retail, service payment and vending markets, for a purchase price of $804 million for all of the outstanding equity interests of MEI.
Our Crane Payment Innovations ("CPI") business, which combines the former Payment Solutions business of Crane Co. and MEI, provides high technology products serving five global vertical markets: Retail, Vending, Gaming, Financial Services and Transportation. Our payment systems solutions for these markets include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers, and cashless systems. Major facilities are located in Malvern, Pennsylvania; Queretaro, Mexico; Tokyo, Japan; Geneva, Switzerland; Reading and Manchester, England; Buxtehude, Germany; Concord, Ontario, Canada; Kiev, Ukraine; and Salem, New Hampshire.
The Merchandising Systems segment employed approximately 2,920 people and had assets of $1,383 million at December 31, 2013. Order backlog totaled $52 million at December 31, 2013, which includes $31.9 million of backlog pertaining to the MEI business acquired in December 2013. Order backlog totaled $15 million at December 31, 2012.
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment, such as valves, lined pipe and pumps, for critical performance applications that require high reliability. The segment operates through vertically focused end-market businesses including the Crane Valve Group (“Valve Group”), Crane Pumps & Systems, Crane Supply and Barksdale.
The Valve Group business includes: Crane ChemPharma & Energy Flow Solutions, Valve Services and Building Services & Utilities. The Valve Group is a global manufacturer of critical on/off process valves for demanding applications in industrial end markets, as well as innovative valves, coupling and gas components for commercial construction and utilities end markets. Products and services include a wide variety of valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors, actuators and valve testing. Markets served include the chemical processing, petrochemical, pharmaceutical, oil and gas, refining, power, nuclear, mining and water, general industrial and commercial construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes, Brownall, Resistoflex, Duochek, Barksdale and WTA. Facilities and sales/service centers are located across the globe in the United States, as well as in Australia, Austria, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Northern Ireland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and Wales.
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
Crane Supply, a distributor of valves, fittings and piping, sells predominately to the non-residential construction and industrial markets and maintains 29 distribution facilities throughout Canada.
The Barksdale business provides valves and regulators with its ShearSeal technology for transportation applications and hazardous environments in oil and gas and pressure, temperature, and levels sensors for industrial applications.
The Fluid Handling segment employed approximately 5,200 people and had assets of $996 million at December 31, 2013. Order backlog totaled $334 million and $343 million at December 31, 2013 and 2012, respectively.
Acquisitions
We have completed four acquisitions in the past five years.
On December 11, 2013, we completed the acquisition of MEI, a leading provider of payment solutions for unattended transaction systems, which serves customers in the transportation, gaming, retail, service payment and vending markets, for a purchase price of $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and is being integrated into our CPI business within our Merchandising Systems segment. The amount allocated to goodwill reflects the benefits we expect to realize from the acquisition, as the acquisition is expected to strengthen and broaden our product offering and will allow us to strengthen our global position in all sectors of the market. Goodwill for this acquisition amounted to $442 million.
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
In December 2010, we completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 full-year sales were approximately $64 million, and the purchase price was approximately $90 million, net of cash acquired of $3 million. Money Controls has been integrated into the Payment Innovations business within our Merchandising Systems segment.
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
Divestitures
In December 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Merchandising Systems segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
In June 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million. The service center had sales of $14 million in 2011 and is reported as discontinued operations on our Consolidated Statement of Operations.
In June 2012, we also sold Azonix Corporation (“Azonix”), which was part of our former Controls segment, to Cooper Industries for $44.8 million. Azonix had sales of $32 million in 2011 and is reported as discontinued operations on our Consolidated Statement of Operations.
In July 2010, we sold Wireless Monitoring Systems (“WMS”) to Textron Systems for $3 million. WMS was included in our former Controls segment. WMS had sales of $3 million in 2009.
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
Our products have primary application in the aerospace, defense electronics, non-residential construction, RV, transportation, automated payment and merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities end markets. As such, our revenues are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.
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
Research and Development
Research and development costs are expensed when incurred. These costs were $52.7 million, $66.9 million and $64.2 million in 2013, 2012 and 2011, respectively, and were incurred primarily by the Aerospace & Electronics segment.
Our Customers
No customer accounted for more than 10% of our consolidated revenues in 2013, 2012 or 2011.

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
Financing
In December 2013, we issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of Crane, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%.
Also in December 2013, we issued five year notes having an aggregate principal amount of $250 million. The notes are unsecured, senior obligations that mature on December 15, 2018 and bear interest at 2.75% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross-default provisions. If there is a change in control of Crane, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 2.92%.
Senior unsecured notes having an aggregate principal amount of $200 million matured in the third quarter of 2013.  These notes were repaid using $90 million of cash and $110 million of multi-year credit facility borrowings.
In December 2012, we obtained $600 million of bank loan commitments in support of our acquisition of MEI. The commitments included a $200 million expansion of the $300 million credit facility as further described below, and an additional $400 million 364 day credit facility. The 364 day credit facility was terminated on December 13, 2013 after being used to fund the MEI acquisition.
In May 2012, we entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points).

At December 31, 2013, outstanding borrowings under the facility totaled $125 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of Crane. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2013, our ratio was 42%.
In November 2006, we issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of Crane, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest.
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

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	Chief Executive Officer since January 2014. President since January 2013. Chief Operating Officer from May 2011 through January 2013. Group President, Fluid Handling from 2005 to October 2012.	50	2004
Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since December 2011. Assistant Controller from 2007 to December 2011.	44	2011
Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since May 2007.	58	2007
Brendan Curran	Group President, Aerospace	Group President, Aerospace of Aerospace & Electronics since May 2013. Pratt Whitney: Vice President, Business Development, Strategy & Partnerships, Commercial Engines from July 2012 through June 2013 and Vice President, Commercial Engines & Global Services from April 2011 through June 2012. Hamilton Sundstrand, United Technologies Corporation: VP and General Manager, Repair & Supply Chain from May 2009 through March 2011 and VP, Aftermarket Sales & Commercial Spares from 2004 through April 2009.	52	2013
Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	62	1996
Bradley L. Ellis	Group President, Merchandising Systems	Group President, Merchandising Systems since 2003. Vice President, Crane Business System from March 2009 to December 2011.	45	2000
Andrea L. Frohning	Vice President, Human Resources	Vice President, Human Resources since November 2013. Vice President, Hubbell Inc. from 2006 through October 2013.	44	2013
Richard A. Maue	Vice President - Finance and Chief Financial Officer	Vice President - Finance and Chief Financial Officer since January 2013. Principal Accounting Officer since August 2007 and Controller from August 2007 to December 2011.	43	2007
Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	59	1989
Thomas J. Perlitz	Vice President, Corporate Strategy	Acting Group President, Aerospace of Aerospace & Electronics from January 2013 through May 2013. Vice President, Corporate Strategy since March 2009 and Group President, Controls from October 2008 through July 2013. Vice President, Operational Excellence from 2005 to March 2009.	45	2005
Louis V. Pinkham	Group President, Fluid Handling	Group President, Fluid Handling since October 2012. Senior Vice President, General Manager at Eaton Corp. (diversified power management company) from June 2011 to October 2012. Vice President, General Manager Eaton Corp. from 2008 to 2011.	42	2012
Tazewell S. Rowe	Vice President, Treasurer	Vice President, Treasurer since August 2013. Assistant Treasurer, ITT Corporation from January 2010 through August 2013. Managing Director, Corporate Strategy, Ally Financial from October 2006 through January 2010.	42	2013
Kristian R. Salovaara	Vice President, Business Development	Vice President, Business Development since May 2011. Managing Director at FBR Capital Markets & Co. from September 2009 to May 2011. Founding Partner at Watch Hill Partners, LLC (investment banking firm) from 2004 to September 2009.	53	2011
Edward S. Switter	Vice President, Tax	Vice President, Tax since 2011. Director Global Tax from 2010 to 2011. Director of Tax from 2006 to 2010.	39	2011
Robert E. Tavares	Group President, Electronics	President, Electronics Group of Aerospace & Electronics since March 2012. President of EV2, North America from July 2011 to March 2012. Vice President, Microwave Solutions, Electronics from September 2010 to July 2011. Vice President, General Manager Cobham M/A-COM Inc (technology solutions company) from 2008 to 2010.	52	2012

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

As of December 31, 2013, we were one of a number of defendants in cases involving 51,490 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

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
We have recorded a liability for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and that we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. The liability was $699 million as of December 31, 2013.
Macroeconomic fluctuations may harm our business, results of operations and stock price.
Although the global economy has shown positive indications, the recovery has been slower than anticipated and the continuation and duration of that recovery remains uncertain.  Contributing factors include persistent high unemployment in the U.S. and Europe, a slow recovery of the U.S. and European commercial construction markets and government budget reduction plans, including mandatory reductions in U.S. defense spending.  While concerns regarding the stability and viability of major financial institutions have partially abated, future turmoil in the capital markets may impede our ability to access the capital markets when we would like, or need, to raise capital or restrict our ability to borrow money on favorable terms.  Such market conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations or refinance maturing debt balances at attractive interest rates.  In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments.  Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.  A return to unfavorable economic conditions, or even an increase in economic uncertainty, could harm our business by adversely affecting our revenues, results of operations, cash flows and financial condition.  See “Specific Risks Related to Our Business Segments”.

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
We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations, such as MEI, involves significant risks and uncertainties, including:

•	Maintenance of uniform standards, controls, policies and procedures;

•	Diversion of management’s attention from normal business operations during the integration process;

•	Unplanned expenses associated with the integration efforts;

•	Inability to achieve planned synergies; and

•	Unidentified issues not discovered in the due diligence process, including legal contingencies.
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
We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics and Fluid Handling segments, as discussed more fully under “Specific Risks Relating to Our Business Segments”. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, we are subject to the Foreign Corrupt Practices Act (the “FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, or securing any improper advantage and the anti-bribery laws of other jurisdictions. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
The prices of our raw materials can fluctuate dramatically, which may adversely affect our profitability.
The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits could be adversely affected by further increases in resin and styrene material costs and by the inability on the part of the businesses to maintain their position in product cost and functionality against competing materials. The costs in our Fluid Handling and Merchandising Systems segments similarly are affected by fluctuations in the price of metals such as steel and copper. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.
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
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in demand by these industries would reduce the sales and profitability of the affected business segments. In our Aerospace & Electronics segment, for example, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our Aerospace businesses could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices; in addition, demand for military and defense products is dependent upon government spending, which remains uncertain. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products. In our Fluid Handling segment, a slower recovery of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are canceled or delayed. Results at our Merchandising Systems segment could be affected by sustained low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies.

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
We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, in 2012, the Company recorded pre-tax restructuring and related charges of $20.6 million associated with repositioning actions which improved profitability in 2013, primarily in the European portion of the Fluid Handling segment. However, our failure to respond to potential declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.
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
A significant portion of our current and retired employee population is covered by pension and post-retirement benefit plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension and post-retirement benefit plans are subject to legislative and other government regulatory actions. Variances from these estimates could have an impact on our consolidated financial position, results of operations and cash flow.
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
Net sales and assets related to our operations outside the United States were 41% in both 2013 and 2012 of our consolidated amounts. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, declines in foreign currency exchange rates, primarily the euro, the British pound, the Canadian dollar, the Japanese yen, the Mexican peso, or the Indian rupee could adversely affect our reported results, primarily in our Fluid Handling and Merchandising Systems segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.
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

Specific Risks Relating to Our Business Segments
Aerospace & Electronics
Our Aerospace & Electronics segment is particularly affected by economic conditions in the commercial and military aerospace industries which are cyclical in nature and affected by periodic downturns that are beyond our control. Although the operating environment faced by commercial airlines generally continued to improve through 2013, uncertainty continues to exist. The principal markets for manufacturers of commercial aircraft are large commercial airlines, which could be adversely affected by a number of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, worldwide airline profits, terrorism, pandemic health issues and general economic conditions. Our commercial business is also affected by the market for business jets which could be adversely impacted by a decline in business travel due to lower corporate profitability. In addition, a portion of this segment’s business is conducted under U.S. government contracts and subcontracts; therefore, a reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business. Any decrease in demand for new aircraft or equipment or use of existing aircraft and equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operation. Our sales to military customers are also affected by continued pressure on U.S. and global defense spending and the level of activity in military flight operations. Furthermore, due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot predict the economic conditions that will exist when any new product is complete. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our results of operations and financial condition could be adversely impacted.
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

Engineered Materials
In our Engineered Materials segment, sales and profits could fall if there were a decline in demand or a loss in market share for products used for trucks, trailers, RVs and building product applications for which our business produces fiberglass-reinforced plastic panels. In addition, profits could also be adversely affected by further increases in resin and styrene material costs, by the loss of a principal supplier or by an inability on the part of the business to maintain product cost and functionality advantages when compared to competing materials.

Merchandising Systems
Results at our Merchandising Systems businesses could be reduced by unfavorable economic conditions, including sustained or increased levels of manufacturing unemployment and office vacancies, inflation for key raw materials and continued increases in fuel costs. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, or unfavorable changes in gaming regulations affecting certain of our CPI customers would adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound, the Japanese yen, the Mexican peso and the Canadian dollar versus the U.S. dollar. We also may not be able to successfully integrate and realize the expected benefits of our recent acquisition of MEI.

Fluid Handling
The markets for our Fluid Handling businesses’ products and services are fragmented and highly competitive. We compete against large and well established global companies, as well as smaller regional and local companies. While we compete based on technical expertise, timeliness of delivery, quality and reliability, the competitive influence of pricing has broadened as a result of the generally weaker global economy. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. Additionally, volatility in commodity prices could negatively affect the level of these activities as could continued postponement of capital spending decisions or the delay or cancellation of projects. While we experienced a gradual continued recovery in 2013, orders in the fourth quarter of 2013 were weaker due to project delays, which could adversely affect our future operating results.
A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements might result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation. In addition, at our foreign operations, reported results in U.S. dollar terms could be eroded by a weakening of currency of the respective businesses, particularly where we operate using the euro, British pound, Canadian dollar, Indian rupee and Chinese yuan.
Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.

	Number of Facilities - Owned
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	8	829,000	4	644,000	2	568,000	7	824,000	—	—	21	2,865,000
Canada	—	—	—	—	—	—	—		—	—	—	—
Europe	—	—	—	—	3	338,000	9	1,556,000	—	—	12	1,894,000
Other international	—	—	—	—	2	275,000	6	941,000	—	—	8	1,216,000
	8	829,000	4	644,000	7	1,181,000	22	3,321,000	—	—	41	5,975,000
Non-Manufacturing
United States	—	—	—	—	1	15,000	4	216,000	—	—	5	231,000
Canada	—	—	—	—	—	—	8	208,000	—	—	8	208,000
Europe	—	—	—	—	—	—	2	78,000	—	—	2	78,000
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	1	15,000	14	502,000	—	—	15	517,000

	Number of Facilities - Leased
Location	Aerospace & Electronics		Engineered Materials		Merchandising Systems		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	16,000	1	19,000	2	88,000	2	105,000	—	—	6	228,000
Canada	—	—	—	—	1	61,000	1	21,000	—	—	2	82,000
Europe	1	12,000	—	—	1	10,000	4	686,000	—	—	6	708,000
Other international	2	89,000	—	—	—	—	2	112,000	—	—	4	201,000
	4	117,000	1	19,000	4	159,000	9	924,000	—	—	18	1,219,000
Non-Manufacturing
United States	2	13,000	3	60,000	10	206,000	5	53,000	3	42,000	23	374,000
Canada	—	—	—	—	—	—	23	386,000	—	—	23	386,000
Europe	4	7,000	—	—	6	80,000	9	63,000	—	—	19	150,000
Other international	—	—	—	—	8	14,000	21	192,000	—	—	29	206,000
	6	20,000	3	60,000	24	300,000	58	694,000	3	42,000	94	1,116,000
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

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2013 and 2012.
MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2013 High	2013 Low	2012 High	2012 Low	2013	2012
First	$55.94	$46.00	$51.48	$45.79	$0.28	$0.26
Second	$59.51	$51.43	$49.24	$35.30	0.28	0.26
Third	$63.41	$57.10	$42.67	$34.89	0.30	0.28
Fourth	$67.25	$58.72	$46.74	$39.99	0.30	0.28
					$1.16	$1.08
On December 31, 2013, there were approximately 2,559 holders of record of Crane Co. common stock.
We did not make any open-market share repurchases of our common stock during the year ended December 31, 2013. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 6. Selected Financial Data.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Net sales(a)	$2,595,281	$2,579,068	$2,500,369	$2,179,319	$2,163,860
Operating profit from continuing operations(b)	347,876	310,441	36,571	233,300	209,849
Interest expense	(26,460)	(26,831)	(26,255)	(26,841)	(27,139)
Income from continuing operations before taxes(a)(b)	326,016	284,605	14,761	209,067	186,506
Provision (benefit) for income taxes(c)	105,065	88,416	(8,055)	56,087	51,399
Income from continuing operations	220,951	196,189	22,816	152,980	135,107
Discontinued operations, net of tax (d)	—	21,632	3,700	1,210	(1,027)
Net income attributable to common shareholders(c)	219,502	216,993	26,315	154,170	133,856
Earnings per basic share(c) *
Income from continuing operations attributable to common shareholders	3.79	3.40	0.39	2.61	2.31
Discontinued operations, net of tax	—	0.38	0.06	0.02	(0.02)
Net income attributable to common shareholders	3.79	3.78	0.45	2.63	2.29
Earnings (loss) per diluted share(c) *
Income from continuing operations attributable to common shareholders	3.73	3.35	0.38	2.57	2.29
Discontinued operations, net of tax	—	0.37	0.06	0.02	(0.02)
Net income attributable to common shareholders	3.73	3.72	0.44	2.59	2.28
Cash dividends per common share	1.16	1.08	0.98	0.86	0.80
Total assets	3,559,607	2,889,878	2,843,531	2,706,697	2,712,898
Long-term debt	749,170	399,092	398,914	398,736	398,557
Accrued pension and postretirement benefits	151,133	233,603	178,382	98,324	141,849
Long-term asbestos liability	610,530	704,195	792,701	619,666	730,013
Long-term insurance receivable — asbestos	148,222	171,752	208,952	180,689	213,004

(a)	Includes $18,880 from the Boeing and GE Aviation LLC settlement related to our brake control systems in 2009.

(b)
Includes i) acquisition related inventory and backlog amortization of $4,654 in 2013, ii) acquisition related transaction costs of $22,765, $3,874 and $1,276 in 2013, 2012 and 2010, respectively, iii) restructuring and related charges of $20,632, $6,676 and $5,243 in 2012, 2010 and 2009, respectively, iv) an asbestos provision, net of insurance recoveries, of $241,647 in 2011, v) environmental provisions of $30,327 in 2011, vi) $16,360 of income from the above-mentioned settlement related to our brake control systems in 2009, and vii) a charge of $7,250 related to a lawsuit settlement in connection with our fiberglass-reinforced plastic material in 2009.

(c)
Includes the tax effect of items cited in note (b) as well as $2,892 withholding taxes related to acquisition funding and a $2,006 gain on sale of product line in 2013, a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls in 2010 and a $5,238 tax benefit related to a divestiture in 2009.

(d)	Includes a $19,176 gain on divestiture, net of tax, in 2012.

* EPS amounts may not add due to rounding.

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
We are a diversified manufacturer of highly engineered industrial products. Our business consists of four segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems and Fluid Handling. Our primary markets are aerospace, defense electronics, non-residential construction, recreational vehicle (“RV”), transportation, automated payment and merchandising, chemical, pharmaceutical, oil, gas, power, nuclear, building services and utilities.
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
Items Affecting Comparability of Reported Results
The comparability of our operating results from continuing operations for the years ended December 31, 2013, 2012 and 2011 is affected by the following significant items:
Acquisition-Related Costs
During 2013, we recorded the following costs associated with the acquisition of MEI: 1) pre-tax transaction costs of $22.8 million, 2) pre-tax inventory step-up and backlog amortization of $4.7 million and 3) withholding taxes of $2.9 million related to cash marshaling activities supporting payment for the acquisition. During 2012, we recorded pre-tax transaction costs associated with the acquisition of MEI of $3.9 million.
Gain on Sale of Product Line
In 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Merchandising Systems segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taking all of these factors into account, we believe that we can continue to reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2021. While it is probable that we will incur additional charges for asbestos liabilities and defense costs in excess of the amounts currently provided, we continue to believe that no such amount can be reasonably estimated beyond 2021. Accordingly, no accrual has been recorded for any costs which may be incurred for claims which may be made subsequent to 2021. The liability was $699 million and $796 million, offset in part by a corresponding insurance receivable of $171 million and $205 million, as of December 31, 2013 and 2012, respectively.
Environmental Charge
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2013 and 2012 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds at the Goodyear Site, including components for critical military programs, from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Goodyear Site. In 1990, the EPA issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities at the Goodyear Site. The remediation activities have changed over time due in part to the changing groundwater flow rates and contaminant plume direction, and required changes and upgrades to the remediation equipment in operation at the Goodyear Site. These changes have resulted in the Company revising its liability estimate from time to time. As of December 31, 2010, the liability was $53.8 million. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with our advisors, to further address the migration of the contaminant plume. As a result, we recorded a charge of $30 million during the fourth quarter of 2011, extending the accrued costs through 2016. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2016 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years. As of December 31, 2013 and 2012, the liability was $33 million and $50 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results From Continuing Operations — For the Years Ended December 31, 2013, 2012 and 2011

	For the year ended December 31,			2013 vs 2012 Favorable / (Unfavorable) Change		2012 vs 2011 Favorable / (Unfavorable) Change
(in millions, except %)	2013	2012	2011	$	%	$	%
Net Sales
Aerospace & Electronics	$694	$701	$678	$(7)	(1)%	$24	3%
Engineered Materials	232	217	220	16	7%	(4)	(2)%
Merchandising Systems	381	372	374	9	2%	(2)	(1)%
Fluid Handling	1,289	1,289	1,229	(1)	—%	61	5%
Total Net Sales	$2,595	$2,579	$2,500	$16	1%	$79	3%
Sales Growth:
Core business				$1	—%	$105	4%
Acquisitions/dispositions				25	1%	12	1%
Foreign exchange				(9)	—%	(38)	(2)%
Total Sales Growth				$16	1%	$79	3%
Operating Profit from Continuing Operations
Aerospace & Electronics	$160	$156	$146	$4	3%	$10	7%
Engineered Materials	34	25	30	10	40%	(5)	(18)%
Merchandising Systems	35	34	30	1	3%	3	11%
Fluid Handling	195	161	161	34	21%	—	—%
Total Segment Operating Profit from Continuing Operations*	$424	$375	$367	$49	13%	$9	2%
Corporate Expense	$(76)	$(65)	$(58)	$(11)	(17)%	$(7)	(11)%
Corporate — Asbestos charge	—	—	(242)	—	—%	242	NM
Corporate — Environmental charge	—	—	(30)	—	—%	30	NM
Total Operating Profit from Continuing Operations	$348	$310	$37	$37	12%	$274	749%
Operating Margin %
Aerospace & Electronics	23.1%	22.2%	21.5%
Engineered Materials	14.8%	11.3%	13.5%
Merchandising Systems	9.1%	9.1%	8.1%
Fluid Handling	15.1%	12.5%	13.1%
Total Segment Operating Profit Margin % from Continuing Operations*	16.3%	14.6%	14.7%
Total Operating Margin % from Continuing Operations	13.4%	12.0%	1.5%

*
The disclosure of total segment operating profit and total segment operating profit margin provides supplemental information to assist management and investors in analyzing our profitability but is considered a non-GAAP financial measure when presented in any context other than the required reconciliation to operating profit in accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information.” Management believes that the disclosure of total segment operating profit and total segment operating profit margin, non-GAAP financial measures, present additional useful comparisons between current results and results in prior operating periods, providing investors with a clearer view of the underlying trends of the business. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in addition to, and not as a substitute for, our reported results prepared in accordance with GAAP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013 compared with 2012
Sales in 2013 increased $16 million, or 1%, to $2.595 billion compared with $2.579 billion. The sales increase was driven by an increase in core business sales of $1 million and a net increase in revenue from acquisitions and dispositions of $25 million, partially offset by unfavorable foreign exchange of $9 million. In our Engineered Materials segment, sales increased $16 million, reflecting $20 million of higher sales to RV manufacturers, partially offset by $2 million of lower sales to our transportation-related customers, $1 million of lower sales to our international customers and $1 million of lower sales to our building product customers. Merchandising Systems segment revenue increased $9 million, or 2%, in 2013 reflecting an increase in sales of $25 million related to the acquisition of MEI and $12 million of higher sales from our Payment Solution business, partially offset by $27 million of lower sales from our Vending Solutions business and $2 million of unfavorable foreign exchange. Our Aerospace & Electronics segment reported a sales decrease of $7 million, or 1%. Our Aerospace Group had a 1% sales decrease in 2013 compared to the prior year, reflecting $12 million of lower aftermarket product sales, partially offset by $10 million of higher original equipment manufacturer (“OEM”) sales. The Electronics Group experienced a $5 million sales decrease, or 2%, due to lower sales of our Microwave and Power Solutions products for military and defense applications. Our Fluid Handling segment reported a sales decrease of $0.8 million, primarily reflecting a $19 million decrease in Crane Supply, partially offset by an increase of $16 million in our Crane Valve Group driven by strength in the power and nuclear end markets, partially offset by weakness in our chemical business. In addition, sales in our Crane Pumps and Systems business increased by $5 million driven by share gains.
Total segment operating profit increased $49 million, or 13%, to $424 million in 2013 compared to $375 million in 2012. The increase in segment operating profit over the prior year was driven by increases in operating profit in all segments. Our Fluid Handling segment operating profit was $34 million, or 21% higher in 2013 compared to the prior year; our Engineered Materials segment operating profit was $10 million, or 40% higher in 2013 compared to the prior year; our Aerospace & Electronics segment operating profit was $4 million, or 3% higher in 2013 compared to the prior year and our Merchandising Systems segment was $1 million, or 3.1%, higher in 2013 compared to prior year. The Fluid Handling operating profit increase primarily reflects the absence of repositioning charges of $13 million recorded in 2012 and $10 million of repositioning savings realized in 2013. The primary drivers of the increase in our Engineered Materials segment operating profit were $5 million from higher sales, the absence of a $2 million repositioning charge taken in 2012 and $4 million of repositioning savings realized in 2013. Productivity gains related to improving material yield coupled with targeted pricing actions offset higher raw material costs (primarily resin and styrene). The improvement in the Aerospace & Electronics segment operating profit primarily reflected productivity gains and solid cost management. The operating profit increase in our Merchandising Systems segment is primarily due to the impact of the higher sales in our legacy Payment Solutions business, productivity gains of $8 million driven by focused efforts to reduce material costs across the business, the absence of repositioning charges recorded in 2012 of $4 million and $2 million of repositioning savings realized in 2013. These favorable changes were partially offset by a $6 million impact from the lower sales volume, acquisition and transaction related costs and unfavorable mix in our Vending business. Total segment operating margins increased to 16.3% in 2013 compared to 14.6% in 2012.
2012 compared with 2011
Sales in 2012 increased $79 million, or 3%, to $2.579 billion compared with $2.500 billion in 2011. The sales increase was driven by an increase in core business sales of $105 million (4%) and a net increase in revenue from acquisitions and dispositions of $12 million (1%), partially offset by unfavorable foreign exchange of $38 million (2%). Our Aerospace & Electronics segment reported a sales increase of $24 million, or 3%. Our Aerospace Group had a 5% sales increase in 2012 compared to the prior year, reflecting $15 million of higher OEM and $5 million of higher aftermarket product sales. The Electronics Group experienced a $4 million increase in sales, or 1%, due to higher core sales of our Microwave and Power Solutions products. In our Engineered Materials segment, sales decreased 2%, reflecting $7 million of lower sales to our transportation-related customers and $5 million of lower sales to our international customers, partially offset by $8 million of higher sales to RV manufacturers. Merchandising Systems segment revenue decreased 1% in 2012 reflecting $6 million of unfavorable foreign exchange partially offset by $4 million of higher core sales from our Payment and Vending Solutions businesses. Our Fluid Handling segment reported a core sales increase of $73 million, or 6%, primarily reflecting sales growth of $49 million in our Crane ChemPharma & Energy Flow Solutions business due to strong demand in the North America chemical industry as well as $34 million of higher sales in our Crane Supply business resulting from increases in commercial construction and mining activity in Canada, partially offset by $11 million of lower sales in our Building Services and Utilities business driven primarily by a softer commercial building construction end market in the United Kingdom and Europe.
Total segment operating profit increased $9 million, or 2%, to $375 million in 2012 compared to $367 million in 2011. Total segment operating profit in 2012 included $20.6 million of restructuring and related charges. Reflecting these charges, total segment operating margins decreased to 14.6% in 2012 compared to 14.7% in 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in segment operating profit over the prior year was driven by increases in operating profit in our Aerospace & Electronics and Merchandising Systems, partially offset by decreases in our Engineered Materials and Fluid Handling segments. Our Aerospace & Electronics operating profit was $10 million, or 7% higher in 2012, compared to the prior year; our Merchandising Systems segment was $3 million, or 11% higher in 2011, compared to the prior year; our Engineered Materials segment was $5 million, or 18% lower in 2012, compared to the prior year and our Fluid Handling segment was relatively flat compared to the prior year. The improvement in the Aerospace & Electronics segment operating profit primarily reflected $9 million of leverage on the higher sales volume. The operating profit increase in our Merchandising Systems segment is primarily due to $4 million of productivity gains, the absence of a $1.7 million non-recurring purchase accounting charge associated with our Money Controls acquisition in 2011 and a $3 million impact from the higher sales volume, partially offset by $4 million of restructuring and related charges recorded in the second quarter of 2012, and the costs to settle a lawsuit in the first quarter of 2012. Operating profit in our Engineered Materials segment decreased due to $2 million in lower sales, $3 million of higher raw material costs and $4 million of restructuring and related charges, largely offset by $4 million of effective cost controls. Fluid Handling segment's operating profit primarily reflected $13 million of restructuring and related charges and $1 million of unfavorable foreign exchange, partially offset by $14 million of leverage from the higher core sales, which included higher manufacturing costs in certain European manufacturing operations.
Results From Discontinued Operations — For the Years Ended December 31, 2013, 2012 and 2011

(in millions)	2013	2012	2011
Income from Continuing Operations	$221	$196	$23
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	2	4
Gain from Sales of Discontinued Operations, net of tax	—	19	—
Discontinued Operations, net of tax	—	22	4
Net income before allocation to noncontrolling interests	$221	$218	$27
Net income attributable to common shareholders	$220	$217	$26
For the years 2013, 2012 and 2011, we reported two divested businesses as discontinued operations on our Statements of Operations. The sale of Azonix in 2012 resulted in an after-tax gain of $14.5 million. Azonix had sales of $17.1 million and $31.7 million and pre-tax profit from operations of $2.4 million and $3.4 million and in 2012 and 2011, respectively. The sale of our valve service center in Houston, Texas in 2012 resulted in an after-tax gain of $4.6 million. Our valve service center in Houston, Texas, had sales of $8.4 million, and $13.8 million and pre-tax profit from operations of $1.3 million and $2.3 million and in 2012 and 2011, respectively. There were no sales reported in 2013 for Azonix or our valve service center in Houston, Texas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEROSPACE & ELECTRONICS

(in millions, except %)	2013	2012	2011
Net Sales	$694	$701	$678
Operating Profit	160	156	146
Assets	512	510	514
Operating Margin	23.1%	22.2%	21.5%
2013 compared with 2012.  Sales of our Aerospace & Electronics segment decreased $7 million, or 1%, in 2013 to $694 million, reflecting sales decreases of $2 million and $5 million in our Aerospace Group and Electronics Group, respectively. The Aerospace & Electronics segment’s operating profit increased $4 million, or 3%, in 2013. The increase in operating profit was due to a $5 million increase in operating profit in the Aerospace Group, partially offset by a $1 million decrease in the Electronics Group. The operating margin for the segment was 23.1% in 2013 compared to 22.2% in 2012. Backlog was $361 million at December 31, 2013, a decrease of 4% from $378 million at December 31, 2012.
Aerospace Group sales in 2013 by the four solution sets were as follows: Landing Systems, 33%; Sensing and Utility Systems, 35%; Fluid Management, 22%; and Cabin Systems, 10%. The commercial market accounted for 81% of Aerospace Group sales in 2013, while sales to the military market were 19% of total Aerospace Group sales. During 2013, sales to OEMs and aftermarket customers were 62% and 38%, respectively.
Aerospace Group sales decreased $2 million, or 1%, from $437 million in 2012 to $435 million in 2013. The decrease was largely attributable to a $12 million, or 7%, decline in aftermarket product sales, partially offset by a $10 million, or 4%, increase in OEM product sales. The aftermarket product sales decrease primarily reflects a decline in military aftermarket sales of $13 million, or 25%, partially offset by an increase in commercial aftermarket sales of $1 million, or 1%. The decrease in military aftermarket sales was primarily driven by lower modernization and upgrade ("M&U") product sales reflecting the completion in 2012 of a carbon brake control upgrade program for the U.S. Air Force C-130 aircraft which accounted for $12 million of sales in 2012. The higher OEM sales were primarily due to the higher commercial product sales associated with large commercial transport and business jets, both of which have benefited from increased passenger air travel and higher air cargo volumes.
Aerospace Group operating profit increased $5 million, or 4%, over the prior year, primarily due to productivity gains and solid cost management including $4 million of lower pension expense, as well as $5 million of lower engineering spending resulting in part from the timing of certain development programs, partially offset by the impact of the lower sales volume and the unfavorable OEM and aftermarket product mix. Engineering expense will increase or decrease depending on the nature and timing of program wins requiring engineering resources. Aerospace engineering expense was $32 million, or 7% of sales in 2013 compared to 8% in 2012.
Electronics Group sales by market in 2013 were as follows: military/defense, 53% and commercial aerospace, 47%. Sales in 2013 by the Group’s solution sets were as follows: Power, 64%; Microwave Systems, 26%; and Microelectronics, 10%.
Electronics Group sales decreased 2% from $264 million in 2012 to $259 million in 2013. The decrease in core sales reflects lower sales of our Microwave and Power Solutions products, partially offset by an increase in Microelectronic product sales. The decrease in Microwave and Power Solutions product sales primarily reflects delays and lower demand in defense-related programs. The increase in Microelectronics product sales reflects higher sales to medical device customers, driven by increased end user demand for implantable devices.
Electronics Group operating profit decreased $1 million, or 3%, over the prior year reflecting a $3 million unfavorable sales mix shift toward engineering sales targeted on new programs and medical device sales, both of which are sold at lower margins, and a $2 million impact on the lower sales volume, partially offset by certain cost reductions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace Group sales increased 5% from $417 million in 2011 to $437 million in 2012. The increase in 2012 was due to higher OEM sales which increased $15 million, or 6%, to $260 million in 2012 from $246 million in 2011, primarily due to higher commercial product sales associated with large commercial transport and business jets, both of which have benefited from increased passenger air travel and higher air cargo volumes. In addition, the sales increase was attributable to higher aftermarket product sales which increased $5 million, or 3%, to $177 million in 2012 from $172 million in 2011 primarily due to higher M&U products sales, and, to a lesser extent, higher repair and overhaul sales. M&U product sales in 2011 and 2012 included approximately $12 million related to a carbon brake upgrade program for the U.S. Air Force C-130 aircraft. The C-130 upgrade program was completed in the fourth quarter of 2012.
Aerospace Group operating profit increased 14% over the prior year, primarily due to $8 million of lower engineering expense resulting from the completion of certain development programs and $7 million from the leverage on higher sales volume. Aerospace engineering expense was about 8% of sales in 2012 versus 11% in 2011. Total engineering expense for the Aerospace Group was $36 million in 2012 compared to $44 million in 2011. Engineering expense will increase or decrease from time-to-time depending on the timing of program wins and the nature and amount of required engineering resources.
Electronics Group sales by market in 2012 were as follows: military/defense, 58%; commercial aerospace, 25%; and other, 17%. Sales in 2012 by the Group’s solution sets were as follows: Power, 64%; Microwave Systems, 26%; and Microelectronics, 10%.
Electronics Group sales increased 1% from $261 million in 2011 to $264 million in 2012. The slight core sales increase reflects higher sales of our Microwave and Power Solutions products, partially offset by lower sales of our Microelectronics Solutions products. The increase in Power Solutions product sales reflects an increase in demand from the defense and space markets, which have been an area of continued investment on behalf of the U.S. government, primarily in the surveillance and reconnaissance end markets. The decrease in Microelectronics product sales reflects lower sales to medical device customers as a result of lower levels of their end products sales.
Electronics Group operating profit decreased 11% over the prior year reflecting $2 million of unfavorable sales mix shift toward engineering sales targeted on new programs and medical device sales, both of which are sold at lower margins, and $3 million of higher manufacturing costs, partially offset by $1 million from the impact of the higher sales volume.
ENGINEERED MATERIALS

(in millions, except %)	2013	2012	2011
Net Sales	$232	$217	$220
Operating Profit	34	25	30
Restructuring and Related Charges*	—	4	—
Assets	233	237	245
Operating Margin	14.8%	11.3%	13.5%

*	The restructuring and related charges are included in operating profit and operating margin.
2013 compared with 2012.  Engineered Materials sales increased by $16 million to $232 million in 2013, from $217 million in 2012. Operating profit of $34 million in 2013 increased $10 million in 2013 compared to 2012. Operating margins were 14.8% in 2013 compared with 11.3% in 2012.
Sales increased $16 million, or 7%, reflecting higher sales to our RV customers, partially offset by lower sales to our transportation-related, international and building products customers. We experienced a $20 million, or 22%, sales increase to our traditional RV manufacturers reflecting higher demand for our RV-related applications as RV OEM build rates remained strong throughout 2013, with strength in both dealer and retail demand. We believe this to be in direct response to increased consumer confidence in North America as the U.S. economy continues to recover. Sales to our building product customers decreased $1 million, or 1%, reflecting continued soft commercial construction markets. Sales to our transportation-related customers decreased by $2 million, or 6%, reflecting soft markets and difficult competitive conditions. Sales to our international customers decreased by $1 million, or 10%, primarily due to softness in Europe.
Operating profit in our Engineered Materials segment increased $10 million, or 40%. The primary drivers of this increase were $5 million from the higher sales, the absence of a $4 million repositioning charge taken in 2012 and $2 million of repositioning savings realized in 2013. Productivity gains related to improving material yield coupled with targeted pricing actions offset higher raw material costs (primarily resin and styrene).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 compared with 2011.  Engineered Materials sales decreased by $4 million to $217 million in 2012, from $220 million in 2011. Operating profit of $25 million in 2012 decreased $5 million compared to 2011. Operating margins were 11.3% in 2012 compared with 13.5% in 2011.
Sales decreased $4 million, or 2%, reflecting lower sales to our domestic transportation-related and international customers, partially offset by higher sales to RV manufacturers. We experienced an $8 million, or 10%, sales increase to our traditional RV manufacturers reflecting an increase in demand for our RV related applications as RV OEM build rates improved, with strength in both dealer and retail demand in the second half of 2012. We believe this to be in direct response to increased consumer confidence in North America as the U.S. economy continued to recover. In addition, sales to our building product customers were flat, reflecting soft commercial construction markets. Sales to our transportation-related customers decreased by $7 million, or 16%, due to difficult competitive conditions. Sales to our international customers decreased by $5 million, or 30%, partly due to softness in the European market and the closure of a small manufacturing facility in the United Kingdom.
Operating profit in our Engineered Materials segment decreased $5 million, or 18%. The primary drivers of this decline were $2 million from lower sales, $3 million related to higher raw material costs, reflecting rising prices for our primary raw materials (resin and styrene), and restructuring and related charges of $4 million recorded in 2012 ($1 million was related to the write-down of inventory resulting from the closure of a product line). These unfavorable changes were partially offset by effective cost management efficiencies of $4 million, which were largely related to material productivity gains as we improved material yield rates in our manufacturing processes. Our restructuring and related actions include the closure of the aforementioned manufacturing facility in the United Kingdom, which had total sales of $8 million in 2011.
MERCHANDISING SYSTEMS

(in millions, except %)	2013	2012	2011
Net Sales	$381	$372	$374
Operating Profit	35	34	30
Restructuring and Related Charges*	—	4	—
Assets	1,383	409	409
Operating Margin	9.1%	9.1%	8.1%

*	The restructuring and related charges are included in operating profit and operating margin.
2013 compared with 2012.  Merchandising Systems sales increased by $9 million from $372 million in 2012 to $381 million in 2013. Operating profit increased by $1 million from $34 million in 2012 to $35 million in 2013. Operating margins were 9.1% in both 2013 and 2012.
Sales increased $9 million, or 2%, including sales from the acquisition of MEI of $25 million, or 7%, partially offset by a core sales decline of $14 million, or 4%, and unfavorable foreign currency translation of $2 million, or 1%. The decrease in core sales reflected lower sales in our Vending Solutions businesses, partially offset by higher sales in our legacy Payment Solutions business. Sales decreased in our Vending Solutions business reflecting lower capital spending by certain U.S. bottler customers, as well as, continued weak market conditions in Europe. Sales increased in our legacy Payment Solutions business reflecting higher sales in the retail, vending, transportation and casino gaming vertical markets. The increase in the retail market was driven by higher sales to self check-out OEM customers. The increase in the vending market was driven primarily by share gains, particularly in Europe and Asia. The increase in the transportation market was driven by share gains in the mass transit market.  The increase in casino gaming was due to higher sales to key gaming OEM customers resulting from improving casino operations, primarily in the U.S.
Operating profit of $35 million increased 3% in 2013 compared to 2012. The operating profit increase was primarily driven by productivity gains of $8 million, the absence of repositioning charges recorded in 2012 of $4 million and $2 million of repositioning savings realized in 2013. These favorable changes were partially offset by a $6 million impact from the lower core sales, acquisition-related costs, which included inventory step-up and backlog amortization of $5 million and transaction-related costs of $1 million, and unfavorable mix in our Vending business.
2012 compared with 2011.  Merchandising Systems sales decreased by $2 million from $374 million in 2011 to $372 million in 2012. Operating profit increased by $3 million from $30 million in 2011 to $34 million in 2012. Operating profit included restructuring and related charges of $4 million in 2012. Operating margins were 9.1% in 2012 compared with 8.1% in 2011.
Sales decreased $2 million, or 1%, compared to the prior year, including unfavorable foreign currency translation of $6 million, or 2%, partially offset by a core sales increase of $4 million, or 1%. The increase in core sales reflected higher sales in our Vending Solutions businesses, particularly to bottlers. We also experienced higher core sales in our Payment Innovations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

business reflecting higher volume in the both the vending and retail vertical end markets. The increase in the vending market was driven primarily by share gains in Europe. The increase in the retail market was driven by higher sales to self check-out OEM customers, reflecting their increased share gains at key target retail accounts.
Operating profit of $34 million increased 11% in 2012 compared to 2011. The operating profit increase is primarily due to $4 million in productivity gains, driven by focused efforts to reduce material and headcount costs in our North American Vending business. Also contributing to the change was the absence of a $1.7 million non-recurring purchase accounting charge associated with our Money Controls acquisition in 2011 and the $3 million impact of higher sales volume in our vending and retail vertical markets in our Payment Innovations business, partially offset by $4 million of restructuring and related charges recorded in 2012 as well as, to a lesser extent, costs to settle a lawsuit in 2012.
FLUID HANDLING

(in millions, except %)	2013	2012	2011
Net Sales	$1,289	$1,289	$1,229
Operating Profit	195	161	161
Restructuring and Related Charges*	—	13	—
Assets	996	993	973
Operating Margin	15.1%	12.5%	13.1%

*	The restructuring and related charges are included in operating profit and operating margin.
2013 compared with 2012.  Fluid Handling sales were lower by $0.8 million compared to the prior year.  Operating profit increased by $34 million from $161 million in 2012 to $195 million in 2013. Operating profit in 2012 included restructuring charges of $13 million. Operating margins were 15.1% in 2013 compared with 12.5% in 2012.
Sales decreased $0.8 million, driven by unfavorable foreign currency translation of $7.6 million, partially offset by a core sales increase of $6.8 million. Backlog was $334 million at December 31, 2013, a decrease of 3% from $343 million at December 31, 2012.
Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma & Energy Flow Solutions, Building Services & Utilities and Valve Services. Valve Group sales increased 2% to $904 million in 2013 from $888 million in 2012, including a core sales increase of $17 million, or 2%, partially offset by unfavorable foreign currency translation of $2 million, as both the British pound and Indian rupee weakened against the U.S. dollar. The increase in core sales was driven by higher sales in our Valve Services business, reflecting an increased number of nuclear outages when compared to 2012, and moderately higher volumes in our Building Services & Utilities business, primarily reflecting an improving commercial building construction end market in the United Kingdom. The Crane ChemPharma & Energy Flow Solutions business experienced a slight decrease in core sales, primarily driven by project delays and lower investments in downstream chemical applications for our severe service valves.
Crane Pumps & Systems sales increased 6% to $89 million in 2013 from $83 million in 2012, with market growth and share gains in the municipal, residential and industrial markets. Share gains were driven by new product introductions as well as expanding channel access for existing products.
Crane Supply revenue decreased 9% to $205 million in 2013 from $224 million in 2012 due to $13 million of lower sales volume reflecting softer commercial construction and mining markets in Canada and $6 million of unfavorable foreign exchange as the Canadian dollar weakened against the U.S. dollar.
Barksdale sales decreased $2 million, or 2%, reflecting a decline in demand for our industrial and hazardous products, driven by weaker end market conditions.
Fluid Handling operating profit increased $34 million, or 21%, compared to 2012, primarily reflecting the absence of repositioning charges of $13 million recorded in 2012, $10 million of repositioning savings realized in 2013, and the impact of higher pricing.
2012 compared with 2011.  Fluid Handling sales increased by $61 million from $1.229 billion in 2011 to $1.289 billion in 2012. Operating profit was flat in 2012 compared to 2011. Operating profit in 2012 included restructuring charges of $13 million. Operating margins were 12.5% in 2012 compared with 13.1% in 2011.
Sales increased $61 million, or 5%, including a core sales increase of $80 million, or 6%, and an increase in sales from the acquisition of W.T. Armatur GmbH & Co. KG (“WTA”) of $12 million, or 1%, partially offset by unfavorable foreign currency

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

translation of $31 million, or 3%. Backlog was $343 million at December 31, 2012, an increase of 1% from $341 million at December 31, 2011.
Valve Group sales increased 3% to $888 million in 2012 from $864 million in 2011, including a core sales increase of $39 million, or 5%, and an increase in sales from the acquisition of WTA of $12 million, or 1%, partially offset by unfavorable foreign currency translation of $26 million, or 3%, as both the euro and the British pound weakened against the U.S. dollar. The Crane ChemPharma & Energy Flow Solutions business experienced a significant increase in core sales of $49 million reflecting strong demand in the North America chemical industry, primarily reflecting higher investment in downstream chemical applications, as well as targeted price increases, partially offset by the aforementioned unfavorable foreign exchange and weaker end markets in Europe. Building Services & Utilities core sales decreased $11 million, driven by a decline in volume, primarily reflecting a softer commercial building construction end market in the United Kingdom and weaker end markets in Europe and, to a lesser extent, unfavorable foreign exchange.
Crane Pumps & Systems sales of $83 million were flat in 2012 compared to 2011, with market declines in both the residential and municipal markets being offset by share gain initiatives in the commercial building and municipal market. Share gains were driven by new product introductions as well as expanding channel access for existing products.
Crane Supply revenue increased $30 million to $224 million, or 15%, in 2012, from $194 million in 2011 due to $35 million of higher sales volume reflecting strong market growth in commercial construction starts in Canada and, to a lesser extent, increased mining activity, partially offset by unfavorable foreign exchange as the Canadian dollar weakened against the U.S. dollar.
Barksdale sales increased $4 million, or 6%, in 2012 compared with 2011. The sales increase reflects improvement in transportation and oil and gas related demand.
Fluid Handling operating profit was relatively flat compared to 2011. On the $80 million of higher core growth reference above, approximately $19 million of operating profit was generated, which included higher than expected manufacturing costs in certain European manufacturing operations. In response to the higher manufacturing costs which resulted in lower than expected profit on the higher core sales, repositioning actions were executed in the second quarter which resulted in restructuring and related charges of $13 million in 2012 designed to reduce our European cost base. In addition, there was a $2 million unfavorable impact of foreign exchange.
CORPORATE

(in millions, except %)	2013	2012	2011
Corporate expense	$(76)	$(65)	$(58)
Corporate expense — Asbestos	—	—	(242)
Corporate expense — Environmental	—	—	(30)
Total Corporate	(76)	(65)	(330)
Interest income	2	2	2
Interest expense	(26)	(27)	(26)
Miscellaneous	3	(1)	3
2013 compared with 2012.  Total Corporate expense increased $11 million in 2013, which included $22 million of acquisition related transaction costs recorded in 2013 compared to $4 million of acquisition related transaction costs recorded in 2012. This increase was partially offset by $6 million of lower pension expense resulting from the freezing of our domestic pension plan effective January 1, 2013. The transaction costs were primarily comprised of professional fees associated with obtaining various regulatory approvals and, to a lesser extent, fees and costs associated with financing arrangements.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our income (loss) from continuing operations before taxes, provision (benefit) for income taxes from continuing operations, and effective tax rate from continuing operations for the last three years:

(in millions, except %)	2013	2012	2011
Income (loss) before tax — U.S.	$177	$175	$(121)
Income before tax — non-U.S.	149	110	136
Income before tax — worldwide	326	285	15
Provision (benefit) for income taxes	105	88	(8)
Effective tax rate	32.2%	31.1%	(55.3)%
Our effective tax rate from continuing operations was higher in 2013 than in 2012 primarily due to non-deductible transaction costs and withholding taxes related to the MEI acquisition, partially offset by the U.S. federal research credit, which lapsed during 2012 and was retroactively extended in January 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares. Consistent with our philosophy of balanced capital deployment, in 2013, we completed the acquisition of MEI at a purchase price of $804 million, and we paid dividends of $67 million (quarterly dividends per share increased 7% from $0.28 to $0.30 in July 2013).
Our current cash balance of $271 million, together with cash we expect to generate from future operations and the $375 million available under our existing committed revolving credit facility, are expected to be sufficient to finance our short-term and long-term capital requirements, as well as fund payments associated with our asbestos and environmental exposures and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $125 million outstanding under our $500 million Amended and Restated Credit Agreement which expires in May 2017.  There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $699 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $33 million related to environmental remediation costs projected through 2016 related to our Superfund Site in Goodyear, Arizona.
Our cash totaled $271 million as of December 31, 2013. Of this amount, approximately $257 million is held by our non-U.S. subsidiaries and is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $239 million in 2013, an increase of $5 million, or 3%, compared to 2012. The increase resulted from lower net asbestos-related payments, partially offset by higher working capital requirements, including incremental acquisition transaction costs of $19 million, and higher defined benefit plan and postretirement contributions. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million to $70 million and contributions to our defined benefit plans of approximately $24 million in 2014.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $824 million in 2013, compared to cash provided by investing activities of $31 million in 2012. The increase in cash used for investing activities was primarily related to cash paid for the acquisition of MEI of $802 million and the absence of proceeds of the divestitures of businesses in our Fluid Handling and former Controls segments in 2012. Capital expenditures were relatively flat in 2013 compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $45 million in 2014, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace and Electronics and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of the issuance of new debt, dividends to shareholders, share repurchases and proceeds from the issuance of common stock. Cash provided by financing activities was $433 million in 2013, compared to cash used for financing activities of $95 million in 2012. The higher levels of cash provided by financial activities was primarily due to proceeds received from issuance of long-term notes of $550 million related to the acquisition of MEI, an increase in proceeds received from credit facility of $125 million, the absence of open market share repurchases (we repurchased 1,271,592 shares of our common stock at a cost of $50 million in 2012), and $12 million of higher net proceeds received from employee stock option exercises during the period. These increases in cash provided by financing activities was partially offset by an increase in dividend payments of $5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Arrangements
At December 31, 2013 and 2012, we had total debt of $875 million and $400 million, respectively. Net debt increased by $628 million to a net debt position (debt less cash) of $604 million at December 31, 2013, primarily reflecting strong cash flow from operations offset by higher debt and lower cash balances associated with the acquisition of MEI. The net debt to net capitalization ratio was 33.2% at December 31, 2013, compared to (2.6%) at December 31, 2012.
In December 2013, we issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year+. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of Crane, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%.
Also in December 2013, we issued five year notes having an aggregate principal amount of $250 million. The notes are unsecured, senior obligations that mature on December 15, 2018 and bear interest at 2.75% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of Crane, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 2.92%.
Senior unsecured notes having an aggregate principal amount of $200 million matured in the third quarter of 2013.  These notes were repaid using $90 million of cash and $110 million of multi-year credit facility borrowings.
In December 2012, we obtained $600 million of bank loan commitments in support of our acquisition of MEI. The commitments supported a $200 million expansion of the $300 million credit facility referred to in the next paragraph, and an additional $400 million 364 day credit facility. The 364 day credit facility was terminated on December 13, 2013 after being used to fund the MEI acquisition.
In May 2012, we entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2013, outstanding borrowings under the facility totaled $125 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of Crane. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2013, our ratio was 42%
In November 2006, we issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of Crane, and if as a consequence the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.
The 2018 and 2023 notes were issued under an indenture dated as of December 13, 2013. The 2036 notes were issued under an indenture dated as of April 1, 1991. Both indentures contain certain limitations on liens and sale and lease-back transactions.
At December 31, 2013, we had open standby letters of credit of $28.3 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement and certain other credit lines, substantially all of which expire in 2014.
Credit Ratings
As of December 31, 2013, our senior unsecured debt was rated BBB by Standard & Poor’s and Baa2 with Negative Outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2013:

	Payment due by Period
(in thousands)	Total	2014	2015 -2016	2017 -2018	After 2019
Long-term debt(1)	750,000	$—	$—	$250,000	$500,000
Fixed interest payments	467,675	33,175	66,350	66,350	301,800
Operating lease payments	49,143	14,928	19,186	11,285	3,744
Purchase obligations	110,204	103,381	5,276	1,547	—
Pension and postretirement benefits(2)	490,269	41,563	87,149	94,496	267,061
Other long-term liabilities reflected on Consolidated Balance Sheets(3)	—	—	—	—	—
Total	$1,867,291	$193,047	$177,961	$423,678	$1,072,605

(1)	Excludes original issue discount.

(2)
Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2023.

(3)
As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($611 million) and long-term environmental liability ($21 million).

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2013	2012
Short-term borrowings	$125,826	$1,123
Long-term debt	$749,170	$399,092
Total debt	874,996	400,215
Less cash and cash equivalents	270,643	423,947
Net debt (net cash)*	604,353	(23,732)
Equity	1,214,673	927,376
Net capitalization*	$1,819,026	$903,644
Net debt (net cash) to Equity*	49.8%	(2.6)%
Net debt (net cash) to net capitalization*	33.2%	(2.6)%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2013, equity increased $287 million, primarily as a result of net income attributable to common shareholders of $221 million, changes in pension and postretirement plan assets and benefit obligations, net of tax, of $76 million and stock option exercises of $28 million, partially offset by cash dividends of $67 million.
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
Although the global economy has shown positive indications, the recovery has been slower than anticipated and the continuation and duration of that recovery remains uncertain, in part, to continued high unemployment in the U.S. and Europe, a slow recovery in the U.S. and European housing markets and undetermined government budget reduction plans. Although we remain cautious, we are expecting a gradual improvement in core sales in 2014, as 80% of our business is tied to the recovering economies in North America and Europe. Specifically, in 2014, we expect total year-over-year sales growth in a range of 15% and 17%, comprised of 1% to 3% of organic sales growth and the full year impact of sales from MEI (adding 14%). Also, in connection with the recent acquisition of MEI, we expect to incur $18 to $21 million in transaction and integration related costs and inventory step up amortization charges. In addition, we expect modest repositioning actions in 2014, reflecting our continued focus on margin expansion. The costs associated with these repositioning actions are expected to be $10 to $13 million and are expected to be largely offset by gains from expected sales of certain company owned real estate. Savings associated with these repositioning actions are estimated to be $5 million in 2015 and to increase to $10 million on an annual basis beginning in 2016.
Aerospace & Electronics
In 2014, we believe market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in Aerospace group sales as a result of original equipment manufacturers ("OEM") sales growth as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. We expect sales in our Electronics Group to be modestly lower as a result of continued delays in defense-related programs. Considering all of the foregoing, in 2014, we expect total segment sales to be slightly higher. We expect segment operating profit in 2014 to decline slightly, reflecting incremental costs associated with anticipated repositioning of certain facilities, the impact of the lower sales in Electronics and higher engineering expense related to new program wins and new product development initiatives in both businesses. These impacts are expected to be partially offset by strong leverage on the higher volumes in the Aerospace Group.
Engineered Materials
In 2014, we expect the Engineered Materials segment will show continued improvement in sales, driven by modest growth in RV-related applications and a gradual improvement in Building Products shipments over the course of the year. We expect to be able to leverage this growth together with additional productivity initiatives to drive operating profit and margin improvement.
Merchandising Systems
In 2014, we anticipate Merchandising Systems sales to increase substantially, primarily reflecting sales contributed from the acquisition of MEI, partially offset by lost sales associated with a divested product line as required by the European Commission. We expect sales from our Vending Solution business to increase slightly. We expect segment operating profit to increase commensurate with the sales contributed from MEI, partly offset by the impact of the above mentioned transaction and integration-related costs and inventory step up amortization charges.
Fluid Handling
In 2014, in our Fluid Handling segment, we expect modest sales growth with a gradual strengthening in our core process ChemPharma Energy valve business in the second half, reflecting anticipated improving chemical industry demand in North America and Europe. We also anticipate chemical investments in the Middle East and China to continue to move forward. In addition, we expect U.S. refineries to continue their turnaround and upgrade activities. Demand from power markets in China and Europe has been generally positive and we expect this to continue in 2014, and we believe the Americas and India will remain soft. With respect to our commercial valve businesses, we anticipate activity in North America to remain soft in 2014, in particular in Canada, driven by weaker non-residential construction and mining end markets; and while we are seeing some improvement in Europe, the markets remain generally uncertain. We expect to continue to grow operating profit, driven by leverage on higher sales and a continued focus on productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1, “Nature of Operations and Significant Accounting Policies” to the Notes to the Consolidated Financial Statements. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting policies described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors.

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
Accounts Receivable.  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection efforts on these overdue accounts. The allowance for doubtful accounts was $5 million and $7 million at December 31, 2013 and 2012, respectively.
Inventories.  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. We use LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced costs of sales by $1.1 million, increased cost of sales by $3.1 million and reduced cost of sales by $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of inventories costed using the LIFO method was 29% of consolidated inventories at both December 31, 2013 and 2012. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $14.3 million and $15.4 million at December 31, 2013 and 2012, respectively.
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
Income Taxes.  We account for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted. Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in our judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.

We account for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

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
Goodwill and Other Intangible Assets.  As of December 31, 2013, we had $1.249 billion of goodwill. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2013, we had eight reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 10% and 13% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2013, 2012 and 2011.
As of December 31, 2013, we had $409 million of net intangible assets, of which $31 million were intangibles with indefinite useful lives, consisting of trade names. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific asset appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include consideration of estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Such judgments are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our indefinite-lived and amortizable intangible assets.
Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.
Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2013, we had an aggregate asbestos liability of $699 million for pending claims and future claims projected to be filed against us through December 31, 2021. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to the results of widely used previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. After discussions with us, HR&A augments our liability estimate for the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, HR&A compiles an estimate of our asbestos liability for pending and future claims

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the epidemiological studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate. Through December 31, 2013, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2013. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of our asbestos liability, and since no one factor predominates, we believe that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2013, we had an aggregate asbestos receivable of $171 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2013 is substantially all for the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”). As of December 31, 2013, the total estimated gross liability for the Goodyear Site was $33 million.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2013, the total estimated receivable from the U.S. Government related to the environmental remediation liabilities of the Goodyear Site was $9 million.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 27% of all U.S. employees. In the fourth quarter of 2012, we announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Our funding policy is to contribute, annually, amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 17% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. Our funding policy is to contribute, annually, amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date.
The net periodic pension cost was $5 million, $20 million and $6 million in 2013, 2012 and 2011, respectively. Employer cash contributions were $15 million, $4 million and $47 million (of which $30 million was made on a discretionary basis in 2011), in 2013, 2012 and 2011, respectively, to our U.S. defined benefit pension plan. We expect, based on current actuarial calculations, to contribute cash of approximately $24 million to our pension plans in 2014. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2013 pension expense by $0.9 million for U.S. pension plans and $0.9 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

periodic pension cost by 0.25 percentage points would have increased 2013 pension expense by $0.2 million for U.S. pension plans and $0.9 million for non-U.S. pension plans.
The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2013	2012	2011
Benefit Obligations
U.S. Plans:
Discount rate	4.90%	4.20%	5.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	4.05%	3.93%	4.56%
Rate of compensation increase	2.56%	3.14%	3.89%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.20%	5.00%	5.80%
Expected rate of return on plan assets	7.75%	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.93%	4.56%	5.40%
Expected rate of return on plan assets	7.01%	7.00%	7.01%
Rate of compensation increase	3.14%	3.89%	3.74%
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
Postretirement Benefits Other than Pensions.  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.2 million to our postretirement benefit plans in 2014. The weighted average discount rates assumed to determine postretirement benefit obligations were 3.9%, 3.2% and 4.25% for 2013, 2012, and 2011, respectively. The health care cost trend rates assumed were 7.0%, 8.0% and 8.5% in 2013, 2012 and 2011, respectively. See Note 7, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.
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
Total debt outstanding was $875 million at December 31, 2013, the majority of which was at fixed rates of interest ranging from 2.75% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•
If, on January 1, 2014, currency exchange rates were to decline 1% against the U.S. dollar and the decline remained in place for 2014, based on our year-end 2013 portfolio, net income would not be materially impacted.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria established in “Internal Control — Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
As permitted under Securities and Exchange Commission ("SEC") rules, management excluded from its assessment the internal control over financial reporting at MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”) which was acquired on December 11, 2013 and whose financial statements constitute 27% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2013, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

/s/ Richard A. Maue
Richard A. Maue
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Stamford, CT
February 24, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except per share data)	2013	2012	2011
Net sales	$2,595,281	$2,579,068	$2,500,369
Operating costs and expenses:
Cost of sales	1,711,759	1,709,949	1,653,238
Asbestos charge	—	—	241,647
Environmental charge	—	—	30,327
Restructuring charge	—	18,463	—
Selling, general and administrative	535,646	540,215	538,586
	2,247,405	2,268,627	2,463,798
Operating profit from continuing operations	347,876	310,441	36,571
Other income (expense):
Interest income	1,867	1,879	1,635
Interest expense	(26,460)	(26,831)	(26,255)
Miscellaneous (expense) income	2,733	(884)	2,810
	(21,860)	(25,836)	(21,810)
Income from continuing operations before income taxes	326,016	284,605	14,761
Provision (benefit) for income taxes	105,065	88,416	(8,055)
Income from continuing operations	220,951	196,189	22,816
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	2,456	3,700
Gain from Sales of Discontinued Operations, net of tax	—	19,176	—
Discontinued Operations, net of tax	—	21,632	3,700
Net income before allocation to noncontrolling interests	220,951	217,821	26,516
Less: Noncontrolling interest in subsidiaries’ earnings	1,449	828	201
Net income attributable to common shareholders	219,502	216,993	26,315
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.79	$3.40	$0.39
Discontinued operations, net of tax	—	0.38	0.06
Net income attributable to common shareholders	$3.79	$3.78	$0.45
Average basic shares outstanding	57,896	57,443	58,120
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.73	$3.35	$0.38
Discontinued operations, net of tax	—	0.37	0.06
Net income attributable to common shareholders	$3.73	$3.72	$0.44
Average diluted shares outstanding	58,839	58,293	59,204

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2013	2012	2011
Net income before allocation to noncontrolling interests	$220,951	$217,821	$26,516
Other comprehensive income (loss), net of tax:
Currency translation adjustment	2,850	4,481	(12,057)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	76,488	(39,384)	(92,757)
Other comprehensive income (loss)	79,338	(34,903)	(104,814)
Comprehensive income (loss) before allocation to noncontrolling interests	300,289	182,918	(78,298)
Less: Noncontrolling interests in comprehensive income	1,449	828	201
Comprehensive income (loss) attributable to common shareholders	$298,840	$182,090	$(78,499)

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$270,643	$423,947
Current insurance receivable — asbestos	22,783	33,722
Accounts receivable, net	437,541	333,330
Inventories	368,886	352,725
Current deferred tax assets	31,651	21,618
Other current assets	17,588	15,179
Total current assets	1,149,092	1,180,521
Property, plant and equipment, net	305,055	268,283
Insurance receivable — asbestos	148,222	171,752
Long-term deferred tax assets	186,734	245,843
Other assets	112,265	83,774
Intangible assets, net	408,923	125,913
Goodwill	1,249,316	813,792
Total assets	$3,559,607	$2,889,878
Liabilities and equity
Current liabilities:
Short-term borrowings	$125,826	$1,123
Accounts payable	229,828	182,731
Current asbestos liability	88,038	91,670
Accrued liabilities	223,148	220,678
U.S. and foreign taxes on income	2,062	15,686
Total current liabilities	668,902	511,888
Long-term debt	749,170	399,092
Accrued pension and postretirement benefits	151,133	233,603
Long-term deferred tax liability	76,041	36,853
Long-term asbestos liability	610,530	704,195
Other liabilities	89,158	76,871
Commitments and Contingencies (Note 11)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,185,287 shares outstanding (57,106,172 in 2012)	72,426	72,426
Capital surplus	228,537	204,472
Retained earnings	1,403,202	1,250,972
Accumulated other comprehensive loss	(48,651)	(128,077)
Treasury stock; 14,240,852 treasury shares (15,319,967 in 2012)	(451,195)	(481,410)
Total shareholders’ equity	1,204,319	918,383
Noncontrolling interest	10,354	8,993
Total equity	1,214,673	927,376
Total liabilities and equity	$3,559,607	$2,889,878
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2013	2012	2011
Operating activities:
Net income attributable to common shareholders	$219,502	$216,993	$26,315
Noncontrolling interest in subsidiaries' earnings	1,449	828	201
Net income before allocations to noncontrolling interests	220,951	217,821	26,516
Asbestos Provision	—	—	241,647
Environmental charge	—	—	30,327
Gain on divestiture	(2,727)	(29,445)	(4,258)
Restructuring - Non Cash	—	3,855	—
Depreciation and amortization	54,837	57,263	62,943
Stock-based compensation expense	22,791	17,319	14,972
Defined benefit plans and postretirement expense	4,779	20,090	6,770
Deferred income taxes	48,964	55,000	(43,923)
Cash provided by (used for) operating working capital	(26,672)	1,824	(41,955)
Defined benefit plans and postretirement contributions	(15,929)	(5,504)	(48,113)
Environmental payments, net of reimbursements	(15,403)	(13,371)	(9,534)
Payments for asbestos-related fees and costs, net of insurance recoveries	(62,827)	(77,957)	(79,277)
Other	10,668	(12,139)	(6,303)
Total provided by operating activities	239,432	234,756	149,812

Investing activities:
Capital expenditures	(29,461)	(29,308)	(34,737)
Proceeds from disposition of capital assets	455	6,438	4,793
Payment for acquisition, net of cash acquired	(801,781)	—	(36,590)
Proceeds from divestiture	6,836	54,079	1,000
Total (used for) provided by investing activities	(823,951)	31,209	(65,534)

Financing activities:
Dividends paid	(67,272)	(61,974)	(56,992)
Reacquisition of shares on open market	—	(49,991)	(79,999)
Stock options exercised - net of shares reacquired	24,922	13,056	23,232
Excess tax benefit from stock-based compensation	6,353	3,603	6,097
Proceeds received from credit facility	125,000	—	—
Net changes in other short-term debt	(321)	—	(1,003)
Proceeds received from issuance of long-term notes	550,000	—	—
Debt issuance costs	(6,006)	—	—
Repayment of long-term debt	(200,000)	—	—
Total provided by (used for) financing activities	432,676	(95,306)	(108,665)
Effect of exchange rates on cash and cash equivalents	(1,461)	8,199	(3,465)
Increase (decrease) in cash and cash equivalents	(153,304)	178,858	(27,852)
Cash and cash equivalents at beginning of period	423,947	245,089	272,941
Cash and cash equivalents at end of period	$270,643	$423,947	$245,089

Detail of cash provided by (used for) working capital:
Accounts receivable	$(42,857)	$(2,578)	$(44,120)
Inventories	28,116	8,551	(38,407)
Other current assets	2,977	(1,656)	2,549
Accounts payable	17,962	(11,724)	35,129
Accrued liabilities	(28,924)	(5,830)	(3,315)
U.S. and foreign taxes on income	(3,946)	15,061	6,209
Total	$(26,672)	$1,824	$(41,955)
Supplemental disclosure of cash flow information:
Interest paid	$28,164	$26,690	$26,158
Income taxes paid	$53,695	$26,270	$25,555
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2011	72,426	$174,143	$1,126,630	$11,518	$(399,773)	$984,944	$8,086	$993,030
Net income			26,315			26,315	201	26,516
Cash dividends			(56,992)			(56,992)		(56,992)
Reacquisition on open market 1,706,973 shares					(79,999)	(79,999)		(79,999)
Exercise of stock options, net of shares reacquired, 1,101,817					26,205	26,205		26,205
Stock option amortization		6,899				6,899		6,899
Tax benefit — stock options and restricted stock		6,097				6,097		6,097
Restricted stock, net		2,155			2,959	5,114		5,114
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(92,757)		(92,757)		(92,757)
Currency translation adjustment				(12,273)		(12,273)	216	(12,057)
BALANCE DECEMBER 31, 2011	72,426	$189,294	$1,095,953	$(93,512)	$(450,608)	$813,553	$8,503	$822,056
Net income			216,993			216,993	828	217,821
Cash dividends			(61,974)			(61,974)		(61,974)
Reacquisition on open market 1,271,592 shares					(49,991)	(49,991)		(49,991)
Exercise of stock options, net of shares reacquired, 672,960					16,566	16,566		16,566
Stock option amortization		8,571				8,571		8,571
Tax benefit — stock options and restricted stock		3,603				3,603		3,603
Restricted stock, net		3,004			2,623	5,627		5,627
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(39,384)		(39,384)		(39,384)
Currency translation adjustment				4,819		4,819	(338)	4,481
BALANCE DECEMBER 31, 2012	72,426	$204,472	$1,250,972	$(128,077)	$(481,410)	$918,383	$8,993	$927,376
Net income			219,502			219,502	1,449	220,951
Cash dividends			(67,272)			(67,272)		(67,272)
Exercise of stock options, net of shares reacquired, 979,090					27,801	27,801		27,801
Stock option amortization		10,074				10,074		10,074
Tax benefit — stock options and restricted stock		6,353				6,353		6,353
Restricted stock, net		7,638			2,414	10,052		10,052
Changes in pension and postretirement plan assets and benefit obligation, net of tax				76,488		76,488		76,488
Currency translation adjustment				2,938		2,938	(88)	2,850
BALANCE DECEMBER 31, 2013	72,426	228,537	1,403,202	(48,651)	$(451,195)	1,204,319	10,354	1,214,673

See Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane Co. (the “Company”) is a diversified manufacturer of highly engineered industrial products.
The Company’s business consists of four reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems and Fluid Handling.
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
The Merchandising Systems segment consists of two groups: Vending Solutions and Crane Payment Innovations ("CPI"). Vending Solutions products include food, snack and beverage vending machines and vending machine software and online solutions. CPI products include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes  The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes” (“ASC 740”) which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.
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
The Company accounts for unrecognized tax benefits in accordance with ASC 740, which prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation, based solely on the technical merits of the position. The tax benefit recognized is the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in thousands, except per share data) For the year ended December 31,	2013	2012	2011
Income from continuing operations	$220,951	$196,189	$22,816
Less: Non-controlling interest in subsidiaries’ earnings	1,449	828	201
Income from continuing operations attributable to common shareholders	219,502	195,361	22,615
Discontinued operations, net of tax	—	21,632	3,700
Net income attributable to common shareholders	$219,502	$216,993	$26,315
Average basic shares outstanding	57,896	57,443	58,120
Effect of dilutive stock options	943	850	1,084
Average diluted shares outstanding	58,839	58,293	59,204
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.79	$3.40	$0.39
Discontinued operations, net of tax	—	0.38	0.06
Net income attributable to common shareholders	$3.79	$3.78	$0.45
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.73	$3.35	$0.38
Discontinued operations, net of tax	—	0.37	0.06
Net income attributable to common shareholders	$3.73	$3.72	$0.44
Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable  Receivables are carried at net realizable value.
A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2013	2012	2011
Balance at beginning of year	$6,691	$7,317	$8,221
Provisions	1,500	5,878	5,518
Deductions	(3,377)	(6,504)	(6,422)
Balance at end of year	$4,814	$6,691	$7,317
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
Inventories  Inventories consist of the following:

(in thousands) December 31,	2013	2012
Finished goods	$108,409	$113,872
Finished parts and subassemblies	36,645	37,517
Work in process	55,434	59,277
Raw materials	168,398	142,059
Total inventories	$368,886	$352,725
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. The Company uses LIFO for certain domestic locations, which is allowable under U.S. GAAP, primarily because this method was elected for tax purposes and thus required for financial statement reporting purposes. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced costs of sales by $1.1 million, increased cost of sales by $3.1 million and reduced cost of sales by $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The portion of inventories costed using the LIFO method was 29% of consolidated inventories at both December 31, 2013 and 2012. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $14.3 million and $15.4 million at December 31, 2013 and 2012, respectively.
Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2013	2012
Land	$71,250	$69,385
Buildings and improvements	181,228	180,909
Machinery and equipment	588,753	546,083
Gross property, plant and equipment	841,231	796,377
Less: accumulated depreciation	536,176	528,094
Property, plant and equipment, net	$305,055	$268,283
Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $38.7 million, $40.4 million and $39.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2013, the Company had eight reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10.0% and 13% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2013, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to goodwill are as follows:

(in thousands) December 31,	2013	2012
Balance at beginning of period	$813,792	$820,824
Additions	442,170	—
Disposals	(2,834)	(13,966)
Adjustments to purchase price allocations	—	—
Currency translation	(3,812)	6,934
Balance at end of period	$1,249,316	$813,792
For the year ended December 31, 2013, the additions to goodwill represent the initial purchase price allocation related to the December 2013 acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”) and the disposals represent the goodwill associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 12, "Acquisitions and Divestitures" for further details. For the year ended December 31, 2012, the disposals represent goodwill associated with the Company’s divested businesses. See discussion in Note 2, "Discontinued Operations" for further details.
Changes to intangible assets are as follows:

(in thousands) December 31,	2013	2012
Balance at beginning of period, net of accumulated amortization	$125,913	$146,227
Additions	301,800	—
Disposals	(311)	(3,789)
Amortization expense	(18,795)	(16,907)
Currency translation and other	316	382
Balance at end of period, net of accumulated amortization	$408,923	$125,913
For the year ended December 31, 2013, the additions represent the initial purchase price allocation related to the December 2013 acquisition of MEI and the disposals represent the intangible assets associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 12, "Acquisitions and Divestitures" for further details. For the year ended December 31, 2012, the disposals represent intangible assets associated with the Company’s divested businesses. See discussion in Note 2, "Discontinued Operations" for further details. For the year ended December 31, 2012, the additions relate to the December 2010 acquisition of Money Controls and the July 2011 acquisition of WTA.
As of December 31, 2013, the Company had $408.9 million of net intangible assets, of which $30.8 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2013			December 31, 2012
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	18.2	$95,052	$48,960	$46,092	$88,614	$47,202	$41,412
Customer relationships and backlog	13.9	420,951	86,556	334,395	140,250	73,630	66,620
Drawings	37.9	11,149	9,951	1,198	11,149	9,850	1,299
Other	12.7	64,800	37,562	27,238	51,093	34,511	16,582
Total	14.7	$591,952	$183,029	$408,923	$291,106	$165,193	$125,913
Amortization expense for these intangible assets is currently estimated to be approximately $45.7 million in 2014, $38.5 million in 2015, $37.7 million in 2016 and $36.8 million in 2017, $219.4 million in 2018 and thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2012	$(197,806)	$69,729	$(128,077)
Other comprehensive income before reclassifications	67,354	2,938	70,292
Amounts reclassified from accumulated other comprehensive income	9,134	—	9,134
Net current-period other comprehensive income	76,488	2,938	79,426
Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)

Net of tax benefit of $53,373, $89,540 and $76,179 for 2013, 2012, and 2011, respectively

The table below illustrates the amounts (in thousands) reclassified out of each component of accumulated other comprehensive income for the period ended December 31, 2013.

Details of Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$23	$32 and ($8) have been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	13,861	$18,787 and ($4,926) have been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(236)	Recorded within Selling, General & Administrative
Net loss (gain)	(46)	Recorded within Selling, General & Administrative

	$13,602	Total before tax
	4,468	Tax benefit
Total reclassifications for the period	$9,134	Net of tax
Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standard Board ("FASB") issued amended guidance on the presentation of certain unrecognized tax benefits (“UTBs”) in the financial statements. The amendments require the netting of UTBs against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards created by the UTBs. The amendments require prospective adoption but allow optional retrospective adoption (for all periods presented). The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2013. The Company is currently evaluating the impact that the amended guidance will have on its consolidated balance sheets when adopted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Discontinued Operations
On June 19, 2012, the Company sold Azonix Corporation (“Azonix”), which was part of the former Controls segment, to Cooper Industries for $44.8 million, of which $0.9 million and $0.5 million were recorded in the third and fourth quarters, respectively, resulting in an after tax gain of $14.5 million. As a result, the Consolidated Statement of Operations presents Azonix as a discontinued operation.
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
The operating results of the discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

(in thousands) For year ended December 31,	2013	2012	2011
Net Sales	$—	$25,544	$45,498

Income from discontinued operations before income taxes	$—	$3,777	$5,693
Provision for income taxes	—	(1,321)	(1,993)
Income from discontinued operations, net of income taxes	$—	$2,456	$3,700

Note 3 – Income Taxes
Provision for Income Taxes
The Company’s income (loss) from continuing operations before taxes is as follows:

(in thousands) For year ended December 31,	2013	2012	2011
U.S. operations	$177,257	$175,055	$(121,411)
Non-U.S. operations	148,759	109,550	136,172
Total	$326,016	$284,605	$14,761
The Company’s provision (benefit) for income taxes from continuing operations consists of:

(in thousands) For year ended December 31,	2013	2012	2011
Current:
U.S. federal tax	$11,401	$5,154	$1,124
U.S. state and local tax	3,366	1,948	1,928
Non-U.S. tax	41,334	26,314	32,816
Total current	56,101	33,416	35,868
Deferred:
U.S. federal tax	43,743	52,948	(45,576)
U.S. state and local tax	628	1,068	524
Non-U.S. tax	4,593	984	1,129
Total deferred	48,964	55,000	(43,923)
Total provision (benefit) for income taxes	$105,065	$88,416	$(8,055)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations is as follows:

(in thousands) For year ended December 31,	2013	2012	2011
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) from:
Non-U.S. taxes	(2.0)%	(4.0)%	(98.4)%
Repatriation of non-U.S. earnings, net of credits	0.1%	0.1%	8.8%
State and local taxes, net of federal benefit	1.2%	1.1%	18.4%
U.S. research and development tax credit	(1.9)%	(0.3)%	(15.3)%
U.S. domestic manufacturing deduction	(1.0)%	(0.9)%	(12.7)%
Non-deductible acquisition costs	2.3%	0.5%	—%
Other	(1.5)%	(0.4)%	8.9%
Effective tax rate	32.2%	31.1%	(55.3)%
As of December 31, 2013, the Company has not provided deferred taxes on approximately $520 million of undistributed earnings of its non-U.S. subsidiaries because the Company intends to permanently reinvest these earnings outside the U.S. Determination of the U.S. income taxes and non-U.S. withholding taxes due upon the repatriation of these earnings is not practicable because the amount of such taxes depends upon circumstances existing when the remittance occurs.
At December 31, 2013 and 2012, $257 million and $321 million, respectively of the Company’s cash was held by non-U.S. subsidiaries, and is generally subject to U.S. income taxation upon repatriation.
During 2013, 2012 and 2011, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date fair market value and, accordingly, were credited to capital surplus in the amounts of $6.4 million, $3.6 million and $6.1 million, respectively.
During 2013, 2012 and 2011, tax provision (benefit) of $36.2 million, $(13.4) million, and $(44.1) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included on the Company’s Consolidated Balance Sheets are as follows:

(in thousands) December 31,	2013	2012
Deferred tax assets:
Asbestos-related liabilities	$206,178	$230,166
Tax loss and credit carryforwards	136,224	77,098
Pension and post-retirement benefits	29,098	66,313
Inventories	20,334	12,827
Accrued bonus and stock-based compensation	17,003	12,470
Environmental reserves	9,920	12,614
Other	43,674	42,348
Total	462,431	453,836
Less: valuation allowance	150,591	115,014
Total deferred tax assets, net of valuation allowance	311,840	338,822
Deferred tax liabilities:
Basis difference in intangible assets	(141,762)	(78,086)
Basis difference in fixed assets	(28,287)	(30,130)
Total deferred tax liabilities	(170,049)	(108,216)
Net deferred tax asset	$141,791	$230,606
Balance sheet classification:
Current deferred tax assets	31,651	$21,618
Long-term deferred tax assets	186,734	245,843
Accrued liabilities	(553)	(2)
Long-term deferred tax liability	(76,041)	(36,853)
Net deferred tax asset	$141,791	$230,606
As of December 31, 2013, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2014-2018	$13,036	$—	$2,316	$50,317	$4,718
After 2018	8,344	77,262	4,047	678,731	64,548
Indefinite	157	—	16,570	—	60,599
Total tax carryforwards	$21,537	$77,262	$22,933	$729,048	$129,865
Deferred tax asset on tax carryforwards	$21,537	$27,042	$14,906	$35,178	$37,561	$136,224
Valuation allowance on tax carryforwards	(21,351)	(373)	(14,280)	(35,178)	(37,561)	(108,743)
Net deferred tax asset on tax carryforwards	$186	$26,669	$626	$—	$—	$27,481
At December 31, 2013 and 2012, the Company determined that it was more likely than not that $108.7 million and $62.1 million, respectively, of its deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, the Company recorded a valuation allowance against these deferred tax assets. The Company also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will be not realized. Accordingly, at December 31, 2013 and 2012, a valuation allowance of $41.9 million and $52.9 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2013 and 2012 was $150.6 million and $115.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2013	2012	2011
Balance of liability as of January 1	$19,164	$9,590	$3,725
Increase as a result of tax positions taken during a prior year	6,728	5,941	3,334
Decrease as a result of tax positions taken during a prior year	(243)	(25)	(19)
Increase as a result of tax positions taken during the current year	5,897	3,893	2,876
Decrease as a result of settlements with taxing authorities	(28)	—	—
Reduction as a result of a lapse of the statute of limitations	(139)	(235)	(326)
Balance of liability as of December 31	$31,379	$19,164	$9,590
As of December 31, 2013, 2012 and 2011, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate was $27.7 million, $18.9 million, and $9.3 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, (2) interest expense, net of deferred taxes, and (3) unrecognized tax benefits whose reversal during 2014 would be recorded to goodwill.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized interest and penalty expense of $0.9 million, $0.4 million, and $0.2 million, respectively, in its Consolidated Statements of Operations. At December 31, 2013 and 2012, the Company had accrued $4.0 million and $1.0 million, respectively, of interest and penalties related to unrecognized tax benefits in its Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that resolutions of tax examinations, settlements with tax authorities, and the expiration of statutes of limitations could reduce the Company's unrecognized tax benefits by $3.3 million
Income Tax Examinations
The Company's income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities.
In the fourth quarter of 2013, the U.S. Internal Revenue Service began an examination of the Company’s consolidated U.S. federal income tax returns for the years ended December 31, 2010 and December 31, 2011. The Company’s consolidated U.S. federal income tax return for 2012 and certain consolidated U.S. federal tax carryforwards generated before 2010 remain subject to examination, as do acquired subsidiaries’ U.S. federal income tax returns for 2009 through 2012 and certain acquired U.S. federal tax carryforwards generated before 2009.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2008. During 2013, a Hungarian income tax examination of 2009 and 2010 was completed and an assessment of $0.3 million issued, for which an accrual was previously established. As of December 31, 2013, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2011) and California (2007 and 2008). In addition, the Company’s appeal of certain Candian tax assessments (2007 through 2009) is on-going.
The Company believes it has provided adequate income tax accruals for all jurisdictions' open years; however, the ultimate resolution of all income tax examinations is uncertain. If issues raised during examinations of the Company’s income tax returns are not resolved in a manner consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Accrued Liabilities
Accrued liabilities consist of:

(in thousands) December 31,	2013	2012
Employee related expenses	$91,984	$90,911
Warranty	18,923	10,718
Other	112,241	119,049
Total	$223,148	$220,678
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in thousands) December 31,	2013	2012
Balance at beginning of period	$10,718	$16,379
Expense	10,230	6,190
Changes due to acquisitions/divestitures	10,211	(498)
Payments / deductions	(12,464)	(11,426)
Currency translation	228	73
Balance at end of period	$18,923	$10,718
Note 5 – Other Liabilities

(in thousands) December 31,	2013	2012
Environmental	$20,610	$33,825
Other	68,548	43,046
	$89,158	$76,871
Note 6 – Research and Development
Research and development costs are expensed when incurred. These costs were $52.7 million, $66.9 million and $64.2 million in 2013, 2012 and 2011, respectively.
Note 7 – Pension and Postretirement Benefits
In the United States, the Company sponsors a defined benefit pension plan that covers approximately 27% of all U.S. employees. In the fourth quarter of 2012, the Company announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. The Company’s funding policy is to contribute annually amounts that are allowable for federal or other income tax purposes. These contributions are intended to provide for future benefits earned to date. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 17% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. Charges to expense are based upon costs computed by independent actuaries. The Company’s funding policy is to contribute annually amounts that are allowable for tax purposes or mandated by local statutory requirements. These contributions are intended to provide for future benefits earned to date.
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

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2013	2012	2013	2012
Change in benefit obligation:
Beginning of year	$906,264	$786,592	$12,620	$12,562
Service cost	6,383	13,503	90	107
Interest cost	36,845	37,653	372	497
Plan participants’ contributions	1,291	1,324	—	—
Amendments	264	3	—	—
Actuarial (gain) loss	(24,402)	104,539	(864)	670
Settlement	—	(466)	—	—
Benefits paid	(36,788)	(35,561)	(1,226)	(1,226)
Foreign currency exchange impact	7,509	15,513	(25)	10
Acquisition/divestitures/curtailment	37,681	(16,223)	—	—
Adjustment for expenses/tax contained in service cost	(698)	(613)	—	—
Benefit obligation at end of year	$934,349	$906,264	$10,967	$12,620
Change in plan assets:
Fair value of plan assets at beginning of year	$735,580	$678,250
Actual return on plan assets	108,016	73,981
Foreign currency exchange impact	4,235	14,877
Employer contributions	14,703	4,278
Administrative expenses paid	(1,218)	(1,103)
Acquisitions	44,873	—
Plan participants’ contributions	1,291	1,324
Settlement	—	(466)
Benefits paid	(36,788)	(35,561)
Fair value of plan assets at end of year	$870,692	$735,580	$—	$—
Funded status	$(63,657)	$(170,684)	$(10,967)	$(12,620)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2013	2012	2013	2012
Other assets	$78,688	$52,304	$—	$—
Current liabilities	(1,024)	(817)	(1,155)	(1,188)
Accrued pension and postretirement benefits	(141,321)	(222,171)	(9,812)	(11,432)
Funded status	$(63,657)	$(170,684)	$(10,967)	$(12,620)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2013	2012	2013	2012
Net actuarial loss (gain)	$177,177	$290,417	$(1,531)	$(707)
Prior service cost (credit)	973	141	(891)	(1,127)
Transition asset	—	(2)	—	—
	$178,150	$290,556	$(2,422)	$(1,834)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2013	2012	2013	2012	2013	2012
Projected benefit obligation	$470.8	$506.5	$463.5	$399.8	$934.3	$906.3
Accumulated benefit obligation	470.8	506.3	450.8	370.0	921.6	876.3
Fair value of plan assets	409.1	357.9	462.0	377.7	871.1	735.6

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2013	2012
Projected benefit obligation	$729,759	$705,007
Accumulated benefit obligation	717,549	683,019
Fair value of plan assets	587,426	482,019

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost:
Service cost	$6,383	$13,503	$11,710	$90	$108	$121
Interest cost	36,845	37,653	38,163	372	498	588
Expected return on plan assets	(52,225)	(51,437)	(50,620)	—	—	—
Amortization of prior service cost	23	402	421	(236)	(236)	(236)
Amortization of net loss (gain)	13,861	19,403	6,733	(46)	(139)	(110)
Recognized curtailment loss	(288)	460	—	—	—	—
Settlement costs	—	(125)	—	—		—
Special termination benefits	—	—	—	—	—	—
Net periodic benefit cost	$4,599	$19,859	$6,407	$180	$231	363
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5.0 million and $0.1 million, respectively. The estimated net gain and prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million and $0.2 million, respectively.
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2013	2012	2011	2013	2012	2011
U.S. Plans:
Discount rate	4.90%	4.20%	5.00%	3.90%	3.20%	4.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	4.05%	3.93%	4.56%
Rate of compensation increase	2.56%	3.14%	3.89%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2013	2012	2011	2013	2012	2011
U.S. Plans:
Discount rate	4.20%	5.00%	5.80%	3.20%	4.25%	4.25%
Expected rate of return on plan assets	7.75%	8.25%	8.25%
Rate of compensation increase	3.50%	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.93%	4.56%	5.40%
Expected rate of return on plan assets	7.01%	7.00%	7.01%
Rate of compensation increase	3.14%	3.89%	3.74%

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
In the U.S. Plan, the 7.75% expected rate of return on assets assumption for 2013 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2013, the actual asset allocation for the U.S. plan was 60% equity securities, 18% fixed income securities, 18% alternative assets, and 4% cash and cash equivalents. The Company periodically reviews the Plan's long-term rate of return assumptions to ensure they are in line with prevailing long-term market outlooks. Accordingly, the expected rate of return on assets assumption for the U.S. Plan has been reduced to 7.75% beginning in 2014.
For the non-U.S. Plans, the 7.01% expected rate of return on assets assumption for 2013 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2013, the actual weighted average asset allocation for the non-U.S. plans was 51% equity securities, 37% fixed income securities, 11% alternative assets/other, and 1% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2013	2012
Health care cost trend rate assumed for next year	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019
Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$28	$(25)
Effect on postretirement benefit obligation	$572	$(529)
Plan Assets
The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

		Actual Allocation
Asset Category December 31,	Target Allocation	2013	2012
Equity securities	35%-75%	55%	49%
Fixed income securities	20%-50%	28%	37%
Alternative assets/Other	0%-20%	14%	13%
Money market	0%-10%	3%	1%

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
The Company periodically reviews investment managers and their performance in relation to the plans’ investment objectives. The Company expects its pension trust investments to meet or exceed their predetermined benchmark indices, net of fees. Generally, however, the Company realizes that investment strategies should be given a full market cycle, normally over a three to five year time period, to achieve stated objectives.
Equity securities include Crane Co. common stock, which represents 5% and 4% of plan assets at December 31, 2013 and 2012, respectively.

The fair value of the Company’s pension plan assets at December 31, 2013, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$19,425	$—	$—	$19,425
Common Stocks
Actively Managed U.S. Equities	142,595	—	—	142,595
Fixed Income Bonds and Notes	—	26,449	—	26,449
Commingled and Mutual Funds
U.S. Equity Funds	—	103,606	—	103,606
Non-U.S. Equity Funds	—	220,794	—	220,794
U.S. Fixed Income, Government and Corporate	—	32,720	—	32,720
U.S. Tactical Allocation Balanced Fund	—	15,845	—	15,845
Non-U.S. Fixed Income, Government and Corporate	—	141,407	—	141,407
International Balanced Funds	—	54,724	—	54,724
Alternative Investments
Hedge Funds	—	72,053	—	72,053
International Property Funds	—	38,449	—	38,449
Commodities Funds	—	1,639	—	1,639
Annuity Contract	—	986	—	986
Total Fair Value	$162,020	$708,672	$—	$870,692
For the year ended December 31, 2013, there were no significant transfers between levels.

The fair value of the Company’s pension plan assets at December 31, 2012, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$8,130	$—	$—	$8,130
Common Stocks
Actively Managed U.S. Equities	105,841	—	—	105,841
Fixed Income Bonds and Notes	—	26,875	—	26,875
Commingled and Mutual Funds
U.S. Equity Funds	—	80,171	—	80,171
Non-U.S. Equity Funds	—	178,841	—	178,841
U.S. Fixed Income, Government and Corporate	—	43,182	—	43,182
U.S. Tactical Allocation Balanced Fund	—	18,997	—	18,997
Non-U.S. Fixed Income, Government and Corporate	—	181,073	—	181,073
International Balanced Funds	—	8,836	—	8,836
Alternative Investments
Hedge Funds	—	73,430	—	73,430
International Property Funds	—	9,445	—	9,445
Annuity Contract	—	759	—	759
Total Fair Value	$113,971	$621,609	$—	$735,580
For the year ended December 31, 2012, there were no significant transfers between levels.

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2013:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$35,590	12 Months	None	None	90 days written
Evanston Capital Management(a)	$29,032	12 Months	None	None	60 days written
Strategic Value Fund(b)	$7,430	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$103,606	immediate	None	None	None
Non-U.S. Equity Funds(d)	$220,794	immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate(e)	$141,407	immediate	None	None	None
International Property Funds(f)	$38,449	immediate	None	None	None
International Balanced Funds(g)	$54,724	immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$32,720	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund(i)	$15,845	immediate	None	None	None
Commodities & Metals Fund (j)	$1,639	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks.

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.

(j)	These funds invest in various commodities and precious metals

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2012:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$30,605	12 Months	None	None	90 days written
Evanston Capital Management(a)	$25,587	12 Months	None	None	65 days written
Strategic Value Fund(b)	$17,238	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$80,171	immediate	None	None	None
Non-U.S. Equity Funds(d)	$178,841	immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate(e)	$181,073	immediate	None	None	None
International Property Funds(f)	$9,445	immediate	None	None	None
International Balanced Funds(g)	$8,836	immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$43,182	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund(i)	$18,997	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks.

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.
Cash Flows
The Company expects, based on current actuarial calculations, to contribute cash of approximately $24 million to its defined benefit pension plans and $1 million to its other postretirement benefit plan in 2014. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2014	$40,386	$1,177
2015	41,619	1,174
2016	43,188	1,168
2017	45,281	1,185
2018	46,848	1,182
2019-2023	262,218	4,843
Total payments	$479,540	$10,729
The Company’s subsidiaries ELDEC and Interpoint have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution in 2012 was 5% of each eligible participant’s gross compensation. The contributions were $2.2 million in 2013, $2.2 million in 2012 and $2.3 million.
The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $6.7 million in 2013, $6.4 million in 2012 and $6.6 million in 2011.
In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 2% non-matching contribution to eligible participants. The Company made non-matching contributions to these plans of $3.3 million in 2013, $3.3 million in 2012 and $2.4 million in 2011.
Note 8 – Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of December 31, 2013 and 2012:

(in thousands) December 31,	2013	2012
Long-term debt consists of:
5.50% notes due 2013 (a)	$—	$199,898
2.75% notes due 2018	249,965	—
4.45% notes due 2023	299,976	—
6.55% notes due 2036	199,229	199,194
Total long-term debt	$749,170	$399,092
Short-term borrowings	$125,826	$1,123

(a) As of December 31, 2012, the Company classified the notes which mature in 2013 as long-term debt due to the Company's intent to refinance on a long-term basis and the ability to utilize the existing five-year $300 million Amended and Restated Credit Agreement.
In December 2013, the Company issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%.
Also in December 2013, the Company issued five year notes having an aggregate principal amount of $250 million. The notes are unsecured, senior obligations that mature on December 15, 2018 and bear interest at 2.75% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 2.92%.
Senior unsecured notes having an aggregate principal amount of $200 million matured in the third quarter of 2013.  These notes were repaid using $90 million of cash and $110 million of multi-year credit facility borrowings.
In December 2012, the Company obtained $600 million of bank loan commitments in support of its acquisition of MEI. The commitments supported a $200 million expansion of the $300 million credit facility referred to in the next paragraph, and an additional $400 million 364 day credit facility. The 364 day credit facility was terminated on December 13, 2013 after being used to fund the MEI acquisition.
In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2013, outstanding borrowings under the facility totaled $125 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of the Company. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2013, our ratio was 42%

(in thousands) December 31,	2013
Short-term borrowings	$125,826
Long-term debt	749,170
Total indebtedness	$874,996
Total indebtedness	$874,996
Total shareholders’ equity	1,204,319
Capitalization	$2,079,315
Total indebtedness to capitalization	42%
In November 2006, the Company issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization; these notes have an effective annualized interest rate of 6.67%.
All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.
At December 31, 2013, the Company had open standby letters of credit of $28 million issued pursuant to a $60 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines, substantially all of which expire in 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$2,787	$—	$2,787	$—	$2,617	$—	$2,617
Liabilities:
Derivatives - foreign exchange contracts	$—	$5,861	$—	$5,861	$—	$172	$—	$172
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $759.7 million and $431.1 million at December 31, 2013 and 2012, respectively.

Note 10 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2013, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s consolidated statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $300 million and $178 million as of December 31, 2013 and December 31, 2012, respectively. The settlement of derivative contracts for the years ended December 31, 2013, 2012 and 2011 resulted in net cash inflows (outflows) of $4.9 million, $(13.0) million and $(4.7) million, respectively and is reported with “Total provided by operating activities” on the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies
Leases
The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2013:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2014	$15,110	$183	$14,927
2015	10,789	—	10,789
2016	8,397	—	8,397
2017	6,265	—	6,265
2018	5,020	—	5,020
Thereafter	3,744	—	3,744
Total minimum lease payments	$49,325	$183	$49,142
Rental expense was $26.9 million, $26.7 million and $27.1 million for 2013, 2012 and 2011, respectively.
The Company entered into a seven year operating lease for an airplane in the first quarter of 2007 which included a maximum residual value guarantee of $14.1 million by the Company if the fair value of the airplane was less than $22.1 million. This commitment was secured by the leased airplane and the residual value guarantee liability was $9.5 million as of December 31, 2013, and was paid in January 2014 in conjunction with the Company entering into a new 5 year operating lease. This lease includes a residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million.
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2013, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2013	2012	2011
Beginning claims	56,442	58,658	64,839
New claims	2,950	3,542	3,748
Settlements	(1,142)	(1,030)	(1,117)
Dismissals	(6,762)	(4,919)	(11,059)
MARDOC claims*	2	191	2,247
Ending claims	51,490	56,442	58,658
* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania ("MARDOC claims"), and therefore were not classified as active claims. In addition, the Company was named in 8 new maritime actions in 2010 (also not classified as active claims). Through December 31, 2013, pursuant to an ongoing review process initiated by the Court, 26,562 claims were permanently dismissed, and 3,393 claims were classified as active, of which 2,980 claims were subsequently dismissed, 225 claims were subsequently settled and 188 claims remain active (and have been added to "Ending claims"). By settlement agreement of December 30, 2013, the Company resolved all of the remaining MARDOC claims with plaintiffs’ counsel.  The agreement will result in the dismissal of all MARDOC claims against the Company.
Of the 51,490 pending claims as of December 31, 2013, approximately 19,000 claims were pending in New York, approximately 9,700 claims were pending in Texas, approximately 5,300 claims were pending in Mississippi, and approximately 600 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs have requested a rehearing in the Superior Court, which the defendants, including the Company, have opposed. By order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument at a date to be scheduled.
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
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%), of plaintiffs' non-economic damages of $6.5 million, plus a portion of plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company has appealed.
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
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed.
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
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment also entered against the Company in the amount of $10.6 million (including interest). The Company has appealed. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion.
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company plans to file post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Plaintiffs have requested judgment in the amount of $1.1 million. Post-trial motions remain pending. The Company plans to pursue an appeal if necessary.
On September 11, 2013, a Columbia, South Carolina state court jury in the Lloyd Garvin claim entered an $11 million verdict for compensatory damages against the Company and two other defendants jointly, and also awarded exemplary damages against the Company in the amount of $11 million.  The jury also awarded exemplary damages against both other defendants.  The Company has filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages. The Company plans to pursue an appeal if necessary.
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict.  The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed.
Such judgment amounts are not included in the Company's incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2013, 2012 and 2011 totaled $90.8 million, $96.1 million and $105.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2013, 2012 and 2011 totaled $62.8 million, $78.0 million and $79.3 million, respectively. Detailed below are the comparable amounts for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions) For the year ended December 31,	2013	2012	2011
Settlement / indemnity costs incurred (1)	$31.6	$37.5	$50.2
Defense costs incurred (1)	59.1	58.7	55.3
Total costs incurred	$90.8	$96.1	$105.5

Settlement / indemnity payments	$37.8	$38.0	$55.0
Defense payments	59.5	59.8	56.5
Insurance receipts	(34.5)	(19.8)	(32.2)
Pre-tax cash payments	$62.8	$78.0	$79.3

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2013, the Company has resolved (by settlement or dismissal) approximately 100,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $399 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2013, 2012 and 2011 was $3,300, $6,300 and $4,123 respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Each quarter, HR&A compiles an update based upon the Company’s experience in claims filed, settled and dismissed during the updated reference period (consisting of the preceding eleven quarterly periods) as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, and non-malignant conditions including asbestosis) during that period. In addition to this claims experience, the Company also considers additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of HR&A and determines whether a change in the estimate is warranted.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through December 31, 2013, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2013. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $699 million as of December 31, 2013. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2013 was $88 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $171 million as of December 31, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2013 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $32.8 million as of December 31, 2013, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.2 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2013, the Company has recorded a receivable of $9.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and in connection with its efforts is awaiting additional technical information from the agencies. In GD-OTS’s most recent summary of developments related to the AUS-OU, it reported that it is still awaiting agency comments, and cannot finalize a revised remedial investigation report until comments are received. Work on interim deliverables for the feasibility study is reportedly underway, but it is unclear when a draft FS report will be submitted or approved, or when a final Record of Decision may be issued.
GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. To date, the Company, along with a number of other PRPs that were contacted, have declined, citing the absence of certain necessary parties as well as an underdeveloped environmental record. In light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, it is possible that an allocation or mediation proceeding may go forward, and may commence in 2014. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all remaining third-party defendants have resolved in principle their claims against each other and have finalized the terms of a consent decree, which is awaiting approval from senior management in the Department of Justice. Pursuant to the agreement in principle, the Company has paid into escrow $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company's obligation does not become final until the consent decree has been entered by the Court. The consent decree has been lodged with the Court for public comment, and we project that the consent decree will be approved and entered in the first quarter of 2014. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
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
In 2009, at the request of the New Jersey Department of Environmental Protection,  the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey (the “Site”), where the Company had performed soil and groundwater remediation activities after the manufacturing facility was closed in the mid-1980s, to determine if any contaminants (volatile organic compound vapors from groundwater) from the Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJ DEP’s recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 141 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Site. The plaintiffs in these cases recently amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly report its waste discharge practices in the late 1960s and early 1970s, and for natural resource damages.  In late December 2013, the plaintiffs moved to have the class certified, and the motion was granted in early February 2014; however, the Court delayed notice to the class members of the certification for 90 days, allowing the Company to first seek appellate review of the Court’s decision. The Company believes the Court’s decision to certify the class was in error, and the Company will seek appellate review of the decision. It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because, among other things, the number of homes potentially affected, the extent of the environmental impact, and consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.
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
On December 11, 2013, the Company completed the acquisition of MEI, a leading provider of Payment Innovations for unattended transaction systems, serves customers in the transportation, gaming, retail, service payment and vending markets for a purchase price of $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and will be integrated into the Company's Payment Innovations business within its Merchandising Systems segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering and will allow the Company to strengthen its position in the gaming and retail sectors of the market, including self checkout applications. The goodwill from this acquisition is not deductible for tax purposes.
To finance the cash consideration for the MEI acquisition, the Company issued $250 million of 2.75% Senior Notes due 2018 and $300 million of 4.45% Senior Notes due 2023. For the remainder of the cash consideration, the Company utilized cash and cash equivalents generated from operating activities.
Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of MEI. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC Topic 805, “Business Combinations ("ASC 805").” The size and breadth of the MEI acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date including the significant contractual and operational factors underlying the customer relationship intangible asset; the assumptions underpinning the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)
Total current assets	$173
Property, plant and equipment	45
Other assets	7
Intangible assets	302
Goodwill	442
Total assets acquired	969

Assumed liabilities	120
Net assets acquired	$849
The amounts allocated to acquired intangible assets, and their associated weighted- average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life

Trademarks/trade names	$7	6.7
Customer relationships	277	16.6
Backlog	5	0.3
Product technology	13	5.7
Total acquired Intangible assets	$302

In order to allocate the consideration transferred for MEI, the fair values of all identifiable assets and liabilities needed to be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

The fair values of the trademark and trade name intangible assets were determined by using an “income approach”, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of MEI’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The trademark and trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of five to ten years.
The fair values of the product technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of MEI’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the firm’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of three to six years.
The fair values of the customer relationships and backlog intangible assets, were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were-adjusted to reflect the potential attrition of existing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 to 18 years.
Acquisition-Related Transactions:
Acquisition-related costs are being expensed as incurred. For the year ended December 31, 2013, the Company recorded $22.8 million of transaction costs. In addition, as part of the execution of regulatory remedies associated with the MEI acquisition, the Company sold a product line, which was formerly part of its Merchandising Systems segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
Supplemental Pro-Forma Data (Unaudited):
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. MEI contributed sales of approximately $25 million resulting in an operating loss of approximately $2 million for the period from the completion of the acquisition through December 31, 2013. The following unaudited supplemental pro-forma data presents consolidated information as if the acquisition had been completed on January 1, 2012.

For the year ended December 31, (in millions)	2013	2012
Net Sales	$2,936	$2,969
Net income attributable to common shareholders	$242	$239
Basic earnings per share from continuing operations	$4.18	$4.17
Diluted earnings per share from continuing operations	$4.11	$4.11
The unaudited supplemental pro-forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired MEI property, plant & equipment and intangible assets, transaction costs, interest expense related financing directly associated with the acquisition and the effect of required dispositions to meet regulatory approval.
Other Acquisition and Disposition Activity:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Stock-Based Compensation Plans
Effective February 2013, the Company terminated its two existing stock compensation plans and created a single plan to cover all employees and directors: the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan. The Stock Incentive Plan is used to provide long-term incentive compensation through stock options, restricted share units and performance-based restricted share units.

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
The Company determines the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Dividend yield	2.76%	2.18%	2.23%
Volatility	35.52%	43.09%	41.06%
Risk-free interest rate	0.76%	0.79%	1.79%
Expected lives in years	4.20	4.28	4.29
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
Activity in the Company’s stock option plans for the year ended December 31, 2013 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2013	3,464	$39.11
Granted	707	49.35
Exercised	(1,219)	33.83
Canceled	(171)	45.60
Options outstanding at December 31, 2013	2,781	$43.61	3.67
Options exercisable at December 31, 2013	873	$37.05	2.77
~~T~~he weighted-average fair value of options granted during 2013, 2012 and 2011 was $12.08, $15.07 and $13.36, respectively. The total fair value of shares vested during 2013, 2012 and 2011 was $9.1 million, $7.3 million and $6.0 million, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $26.2 million, $14.8 million and $24.9 million, respectively. The total cash received from these option exercises was $31.0 million, $18.7 million and $30.8 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $6.4 million, $3.6 million and $6.1 million, respectively. The aggregate intrinsic value of exercisable options was $26.4 million, $15.6 million and $20.8 million as of December 31, 2013, 2012 and 2011, respectively.
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
Included in the Company’s share-based compensation was expense recognized for its restricted stock, restricted share unit and performance-based restricted share unit awards of $11.9 million, $8.3 million and $8.1 million in 2013, 2012 and 2011,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. Changes in the Company’s restricted stock and restricted share units for the year ended December 31, 2013 were as follows:

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units at January 1, 2013	652	$39.48
Restricted Share Units granted	195	49.92
Restricted Share Units vested	(162)	32.89
Restricted Share Units forfeited	(26)	44.31
Performance-based Restricted Share Units granted	136	47.93
Performance-based Restricted Share Units forfeited	(29)	46.90
Restricted Stock and Restricted Share Units at December 31, 2013	766	$44.56

Note 14 – Segment Information
Beginning in the first quarter of 2013, the Controls segment (consisting of the Barksdale and Crane Environmental businesses) is now included in the Fluid Handling segment. Prior period amounts have been reclassified to the new reporting structure for comparative purposes.
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reporting segments: Aerospace & Electronics, Engineered Materials, Merchandising Systems, and Fluid Handling. In accordance with ASC Topic 280, “Segment Reporting”, for purposes of segment performance measurement, the Company does not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to the Company’s asbestos liability and its legacy environmental liabilities, as such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before asbestos and environmental charges” consist of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by reportable segment is set forth below:

(in thousands)	2013	2012	2011
Aerospace & Electronics
Net sales	$693,783	$701,208	$677,663
Operating profit	159,976	156,015	145,624
Assets	511,676	509,672	514,240
Goodwill	202,799	203,595	203,516
Capital expenditures	6,523	6,851	15,049
Depreciation and amortization	13,319	14,713	15,635
Engineered Materials
Net sales	$232,298	$216,503	$220,071
Operating profit(a)	34,347	24,522	29,754
Assets	233,214	237,478	245,350
Goodwill	171,553	171,533	171,489
Capital expenditures	1,822	2,163	1,840
Depreciation and amortization	6,020	7,191	7,959
Merchandising Systems
Net sales	$380,576	$371,901	$373,907
Operating profit(b)	34,822	33,771	30,337
Assets	1,383,007	408,702	408,857
Goodwill	635,759	201,866	197,719
Capital expenditures	4,670	4,263	4,652
Depreciation and amortization	17,537	14,226	15,283
Fluid Handling
Net sales	$1,288,624	$1,289,456	$1,228,728
Operating profit(c)	194,879	160,980	161,031
Assets	996,101	993,275	973,427
Goodwill	239,205	236,798	248,101
Capital expenditures	16,296	15,385	12,761
Depreciation and amortization	15,641	19,411	22,273

(a)	Includes restructuring charges of $2,338 in 2012.

(b)
Includes acquisition related inventory and backlog amortization of $4,654 and acquisition costs of $1.1 million in 2013 both of which are associated with the acquisition of MEI and restructuring charges of $3,355 in 2012.

(c)	Includes restructuring charges of $12,745 in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by reportable segment (continued):

(in thousands)	2013	2012	2011
TOTAL NET SALES	$2,595,281	$2,579,068	$2,500,369
Operating profit (loss) from Continuing Operations
Reporting segments	$424,024	$375,288	$366,746
Corporate — before asbestos and environmental charges (a) (b)	(76,148)	(64,847)	(58,201)
Corporate expense — asbestos charge	—	—	(241,647)
Corporate expense — environmental charges	—	—	(30,327)
TOTAL OPERATING PROFIT FROM CONTINUING OPERATIONS	$347,876	$310,441	$36,571
Interest income	1,867	1,879	1,635
Interest expense	(26,460)	(26,831)	(26,255)
Miscellaneous — net	2,733	(884)	2,810
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$326,016	$284,605	$14,761
Assets
Reporting segments	$3,123,998	$2,149,127	$2,141,874
Corporate	435,609	740,751	701,657
TOTAL ASSETS	$3,559,607	$2,889,878	$2,843,531
Goodwill
Reporting segments	$1,249,316	$813,792	$820,824
Capital expenditures
Reporting segments	$29,311	$28,662	$34,302
Corporate	150	646	435
TOTAL CAPITAL EXPENDITURES	$29,461	$29,308	$34,737
Depreciation and amortization
Reporting segments	$52,517	$55,541	$61,151
Corporate	2,320	1,722	1,792
TOTAL DEPRECIATION AND AMORTIZATION	$54,837	$57,263	$62,943
(a) Includes $21,700 and $3,874 of acquisition costs associated with the acquisition of MEI in 2013 and 2012, respectively.
(b) Includes restructuring charges of $25 in 2012.
Information by geographic region:

(in thousands) December 31,	2013	2012	2011
Net sales*
United States	$1,522,988	$1,522,135	$1,419,662
Canada	292,688	299,955	271,825
Europe	634,425	612,163	656,816
Other international	145,180	144,815	152,066
TOTAL NET SALES	$2,595,281	$2,579,068	$2,500,369
Assets*
United States	$1,692,799	$1,165,233	$1,203,644
Canada	206,113	219,770	211,663
Europe	755,970	634,711	615,200
Other international	469,116	129,413	111,367
Corporate	435,609	740,751	701,657
TOTAL ASSETS	$3,559,607	$2,889,878	$2,843,531
* Net sales and assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Quarterly Results (Unaudited)

(in thousands, except per share data) For year ended December 31,	First		Second		Third		Fourth		Year
2013
Net sales	$627,571		$648,746		$637,515		$681,449		$2,595,281
Cost of sales	409,819		426,025		421,317		454,598		$1,711,759
Gross profit	217,752		222,721		216,198		226,851		883,522
Operating profit from continuing operations	86,900	(a)	88,846	(c)	89,009	(e)	83,121	(g)	347,876
Net income attributable to common shareholders	57,791	(b)	54,874	(d)	57,131	(f)	49,706	(h)	219,502
Earnings per basic share:
Net income attributable to common shareholders	$1.01		$0.95		$0.98		$0.86		$3.79
Earnings per diluted share:
Net income attributable to common shareholders	$0.99		$0.93		$0.97		$0.84		$3.73

2012
Net sales	$645,613		$657,686		$645,981		$629,788		$2,579,068
Cost of sales	429,621		436,095		426,148	(m)	418,085	(q)	$1,709,949
Gross profit	215,992		221,591		219,833		211,703		869,119
Operating profit from continuing operations	78,297		69,377	(i)	86,584	(n)	76,183	(r)	310,441
Income from continuing operations attributable to common shareholders	50,840		42,653	(j)	56,224	(o)	45,644	(s)	195,361
Discontinued Operations, net of tax	822		19,909	(k)	901	(p)	—		21,632
Net income attributable to common shareholders	51,662		62,562	(l)	57,125	(o)	45,644	(s)	216,993
Earnings per basic share *
Income from continuing operations attributable to common shareholders	$0.88		$0.74		$0.99		$0.80		$3.40
Discontinued operations, net of tax	0.01		0.34		0.02		—		0.38
Net income attributable to common shareholders	$0.89		$1.08		$1.00		$0.80		$3.78
Earnings per diluted share *
Income from continuing operations attributable to common shareholders	$0.86		$0.73		$0.97		$0.79		$3.35
Discontinued operations, net of tax	0.01		0.34		0.02		—		0.37
Net income attributable to common shareholders	$0.88		$1.07		$0.99		$0.79		$3.72

(a)	Includes $2,888 of acquisition transaction costs.

(b)	Includes the impact of item (a) cited above, net of tax.

(c)	Includes $6,853 of acquisition transaction costs.

(d)	Includes the impact of item (c) cited above, net of tax and $460 withholding taxes related to acquisition funding.

(e)	Includes $2,854 of acquisition transaction costs.

(f)	Includes the impact of item (e) cited above, net of tax and $1,240 withholding taxes related to acquisition funding.

(g)	Includes $10,170 of acquisition transaction costs and $4,654 of acquisition related inventory and backlog amortization.

(h)	Includes the impact of item (g) cited above, net of tax, $1,192 withholding taxes related to acquisition funding and $2,006 gain on sale of product line.

(i)	Includes $14,747 of restructuring charges.

(j)	Includes the impact of item (a) cited above, net of tax.

(k)	Includes $18,276 gain on divestiture, net of tax.

(l)	Includes the impact of items (a) and (c) cited above, net of tax.

(m)	Includes $1,194 of charges related to repositioning activities.

(n)	Includes the impact of item (e) and $160 of restructuring charges.

(o)	Includes the impact of item (f) cited above, net of tax.

(p)	Reflects a gain on divestiture, net of tax

(q)	Includes $516 of charges related to repositioning activities.

(r)	Includes the impact of item (i), $3,556 of restructuring charges, $460 pension curtailment charge, and $3,874 non-deductible acquisition costs associated with the acquisition of MEI.

(s)	Includes the impact of item (j) cited above, net of tax.

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
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	January 1, 2013	Expense	Utilization	December 31, 2013
Severance	$4.6	$(0.2)	$(4.1)	$0.3
Other	1.7	0.1	(1.8)	—
	$6.3	$(0.1)	$(5.9)	$0.3

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s ("SEC") rules and forms and the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.
As permitted under SEC rules, management excluded from its assessment the internal control over financial reporting at MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”) which was acquired on December 11, 2013 and whose financial statements constitute 27% of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013.

Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2013. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Crane Co.
Stamford, CT

We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the "Company") as of December 31, 2013 based on criteria established in Internal Control -Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Controls and Procedures appearing in Item 9.A., management excluded from its assessment the internal control over financial reporting at MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together “MEI”), which was acquired on December 11, 2013 and whose financial statements constitute 27 % of total assets and 1% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at MEI. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Stamford, CT
February 24, 2014

Item 9B. Other Information.
None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2014 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 17, 2014 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation.
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2014 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 17, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2014 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 17, 2014.

As of December 31, 2013:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	—	$—	9,426,093
2009 Stock Incentive Plan (and predecessor plans)	2,689,328	43.73	—
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	91,333	39.94	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,780,661	$43.61	9,426,093

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2014 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 17, 2014.

Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2014 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 17, 2014.

Item 15. Exhibits and Financial Statement Schedules.
(a) Consolidated Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm	Page 39
Consolidated Statements of Operations	Page 40
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets	Page 42
Consolidated Statements of Cash Flows	Page 43
Consolidated Statements of Changes in Equity	Page 44
Notes to Consolidated Financial Statements	Page 44
(b) Exhibits

Exhibit No.	Description
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibits to Form 10-K — Documents incorporated by reference:

(3)(a)
The Company’s Certificate of Incorporation, as amended on May 25, 1999 (incorporated by reference to Exhibit 3A to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3 (b)	By-laws of the Company, as amended effective as of January 27, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on January 31, 2014)

(4)	Instruments Defining the Rights of Security Holders:

(4)(a)(1)
Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(a)(2)	Note dated September 8, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 8, 2003).

(4)(b)(1)
Indenture, dated as of December 13, 2013, between the Company and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(4)(b)(2)	Form of Note for 2.750% Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(4)(b)(3)	Form of Note for 4.450% Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(4)(c)(1)	Second Restated Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2012).

(4)(c)(2)	Amendment No. 1, dated as of March 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2013).

(10)	Material Contracts:
(iii) Compensatory Plans

(a)	The Crane Co. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(b)	2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 9, 2007).

(c)	The Crane Co. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 6, 2009).

(d)	The 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 9, 2011)

(e)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).

(f)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(g)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).

(h)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).

(i)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(j)	The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2013).

(k)
Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Agreements in this form have been entered into with all executive officers.

(l)
Form of Indemnification Agreement (incorporated by reference to Exhibit 10 (iii) (l) to the Company’s Annual Report on Form 10-K). Agreements in this form have been entered into with each director and executive officer of the Company.

(m)
Employment agreement with Eric C. Fast, dated January 22, 2001, (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000). Such agreement was terminated as of January 31, 2014.

(n)
Amendment dated December 3, 2012 to Employment Agreement with Eric C. Fast dated January 2, 2001 (incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012). Such agreement was terminated as of January 31, 2014.

(o)	Agreement between the Company and Robert S. Evans dated January 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

(p)
Time Sharing Agreement effective as of January 30, 2007, between the Company and E. C. Fast (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006). Such agreement was terminated as of January 31, 2014.

(q)
Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(r)	Time-sharing Agreement dated January 31, 2014 between the Company and Max H. Mitchell (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2014).

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

/s/ Max H. Mitchell
Max H. Mitchell Chief Executive Officer and Director Date 2/24/2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

By	/s/ Max H. Mitchell	By	/s/ R.A. MAUE	By	/s/ R.A. MAUE
	Max H. Mitchell Chief Executive Officer and Director		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Financial Officer)		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Accounting Officer)
	Date 2/24/2014		Date 2/24/2014		Date 2/24/2014
Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By	/s/ D.G. COOK
	R.S. Evans, Chairman of the Board		E.T. Bigelow		D.G. Cook
	Date 2/24/2014		Date 2/24/2014		Date 2/24/2014

	/s/ R.S. FORTÉ	By	/s/ RONALD C. LINDSAY	By	/s/ P.R. LOCHNER, JR.
	R.S. Forté		Ronald C. Lindsay		P.R. Lochner, Jr.
	Date 2/24/2014		Date 2/24/2014		Date 2/24/2014

By	/s/ ELLEN MCCLAIN		/s/ R.F. MCKENNA	By	/s/ JENNIFER M. POLLINO
	Ellen McClain		R.F. McKenna		Jennifer M. Pollino
	Date 2/24/2014		Date 2/24/2014		Date 2/24/2014

By	/s/ J.L.L. TULLIS
J.L.L. Tullis
Date 2/24/2014