Form 10-Q
period 2014-03-31
CRANE CO /DE/
filed 2014-05-08
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2014
Common stock, $1.00 Par Value – 58,840,757 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$716,830	$627,571
Operating costs and expenses:
Cost of sales	462,734	409,819
Selling, general and administrative	157,946	130,852
Restructuring charges	10,037	—
Acquisition integration related charges	4,727	—
Operating profit	81,386	86,900
Other income (expense):
Interest income	388	632
Interest expense	(9,809)	(6,718)
Miscellaneous - net	(204)	(120)
	(9,625)	(6,206)
Income before income taxes	71,761	80,694
Provision for income taxes	22,889	22,752
Net income before allocation to noncontrolling interests	48,872	57,942
Less: Noncontrolling interest in subsidiaries’ earnings	188	151
Net income attributable to common shareholders	$48,684	$57,791
Earnings per basic share	$0.83	$1.01
Earnings per diluted share	$0.82	$0.99
Average basic shares outstanding	58,516	57,479
Average diluted shares outstanding	59,514	58,389
Dividends per share	$0.30	$0.28

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Net income before allocation to noncontrolling interests	$48,872	$57,942
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(2,536)	(19,901)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1,508	2,104
Other comprehensive (loss) income	(1,028)	(17,797)
Comprehensive income before allocation to noncontrolling interests	47,844	40,145
Less: Noncontrolling interests in comprehensive (loss) income	163	161
Comprehensive income attributable to common shareholders	$47,681	$39,984
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$250,274	$270,643
Accounts receivable, net	457,180	437,541
Current insurance receivable - asbestos	22,783	22,783
Inventories, net:
Finished goods	124,917	108,409
Finished parts and subassemblies	36,840	36,645
Work in process	58,093	55,434
Raw materials	169,451	168,398
Inventories, net	389,301	368,886
Current deferred tax asset	31,834	31,651
Other current assets	18,713	17,588
Total current assets	1,170,085	1,149,092
Property, plant and equipment:
Cost	843,618	841,231
Less: accumulated depreciation	539,840	536,176
Property, plant and equipment, net	303,778	305,055
Long-term insurance receivable - asbestos	143,044	148,222
Long-term deferred tax assets	179,992	186,734
Other assets	111,009	112,265
Intangible assets, net	398,337	408,923
Goodwill	1,247,100	1,249,316
Total assets	$3,553,345	$3,559,607
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Short-term borrowings	$143,804	$125,826
Accounts payable	214,108	229,828
Current asbestos liability	88,038	88,038
Accrued liabilities	233,504	223,148
U.S. and foreign taxes on income	1,519	2,062
Total current liabilities	680,973	668,902
Long-term debt	749,181	749,170
Accrued pension and postretirement benefits	146,352	151,133
Long-term deferred tax liability	50,907	76,041
Long-term asbestos liability	592,428	610,530
Other liabilities	74,059	89,158
Total liabilities	2,293,900	2,344,934
Commitments and contingencies (Note 9)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	234,782	228,537
Retained earnings	1,434,270	1,403,202
Accumulated other comprehensive loss	(49,654)	(48,651)
Treasury stock	(442,896)	(451,195)
Total shareholders’ equity	1,248,928	1,204,319
Noncontrolling interests	10,517	10,354
Total equity	1,259,445	1,214,673
Total liabilities and equity	$3,553,345	$3,559,607

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,605,026)	(14,240,852)
Common stock outstanding	58,821,113	58,185,287
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
Operating activities:
Net income attributable to common shareholders	$48,684	$57,791
Noncontrolling interests in subsidiaries’ earnings	188	151
Net income before allocation to noncontrolling interests	48,872	57,942
Restructuring - non-cash	366	—
Depreciation and amortization	21,775	12,710
Stock-based compensation expense	5,647	5,379
Defined benefit plans and postretirement (benefit) expense	(2,908)	943
Deferred income taxes	4,738	8,200
Cash used for working capital	(69,322)	(98,534)
Defined benefit plans and postretirement contributions	(4,761)	(2,816)
Environmental payments, net of reimbursements	(2,683)	(3,505)
Payments for asbestos-related fees and costs, net of insurance recoveries	(12,925)	(10,493)
Other	(7,709)	9,771
Total used for operating activities	(18,910)	(20,403)
Investing activities:
Capital expenditures	(9,393)	(5,473)
Proceeds from disposition of capital assets	231	196
Total used for investing activities	(9,162)	(5,277)
Financing activities:
Equity:
Dividends paid	(17,616)	(16,144)
Stock options exercised - net of shares reacquired	3,752	10,389
Excess tax benefit from stock-based compensation	5,145	2,928
Debt:
Proceeds received from credit facility	18,000	—
Total provided by (used for) financing activities	9,281	(2,827)
Effect of exchange rates on cash and cash equivalents	(1,578)	(10,801)
Decrease in cash and cash equivalents	(20,369)	(39,308)
Cash and cash equivalents at beginning of period	270,643	423,947
Cash and cash equivalents at end of period	$250,274	$384,639
Detail of cash used for working capital:
Accounts receivable	$(17,427)	$(39,425)
Inventories	(22,089)	(13,026)
Other current assets	(1,381)	(1,096)
Accounts payable	(15,066)	(5,287)
Accrued liabilities	(14,198)	(39,618)
U.S. and foreign taxes on income	839	(82)
Total	$(69,322)	$(98,534)
Supplemental disclosure of cash flow information:
Interest paid	$1,578	$6,013
Income taxes paid	$12,167	$11,706
See Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance to change the reporting of discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The amendment only allows disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The amendment requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The amendment is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 2 - Segment Results
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reportable segments: Fluid Handling, Payment & Merchandising Technologies (formerly known as Merchandising Systems segment), Aerospace & Electronics and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Furthermore, Corporate consists of corporate office expenses including compensation, benefits, occupancy, depreciation, and other administrative costs.

Financial information by reportable segment is set forth below:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net sales
Fluid Handling	$310,837	$312,998
Payment & Merchandising Technologies	169,092	89,461
Aerospace & Electronics	168,960	164,882
Engineered Materials	67,941	60,230
Total	$716,830	$627,571
Operating profit (loss)
Fluid Handling [a]	$44,501	$45,891
Payment & Merchandising Technologies [b]	7,447	10,165
Aerospace & Electronics [c]	32,557	40,111
Engineered Materials	10,793	8,574
Corporate [d]	(13,912)	(17,841)
Total	81,386	86,900
Interest income	388	632
Interest expense	(9,809)	(6,718)
Miscellaneous - net	(204)	(120)
Income before income taxes	$71,761	$80,694
a Includes $3,231 of restructuring and related charges for the three months ended March 31, 2014.
b Includes $3,988 of restructuring and related charges, $3,584 of acquisition integration related costs and $4,790 of acquisition related inventory step up and backlog amortization for the three months ended March 31, 2014.
c Includes $2,818 of restructuring and related charges for the three months ended March 31, 2014.
d Includes $1,143 of acquisition integration related costs for the three months ended March 31, 2014 and $2,888 of acquisition transaction costs for the three months ended March 31, 2013.

	As of
	March 31,	December 31,
(in thousands)	2014	2013
Assets
Fluid Handling	$998,998	$996,101
Payment & Merchandising Technologies	1,369,024	1,383,007
Aerospace & Electronics	515,514	511,676
Engineered Materials	241,591	233,214
Corporate	428,218	435,609
Total	$3,553,345	$3,559,607

	As of
	March 31,	December 31,
(in thousands)	2014	2013
Goodwill
Fluid Handling	$239,351	$239,205
Payment & Merchandising Technologies	633,381	635,759
Aerospace & Electronics	202,809	202,799
Engineered Materials	171,559	171,553
Total	$1,247,100	$1,249,316

Note 3 - Earnings Per Share
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

	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013
Net income attributable to common shareholders	$48,684	$57,791

Average basic shares outstanding	58,516	57,479
Effect of dilutive stock options	998	910
Average diluted shares outstanding	59,514	58,389

Earnings per basic share	$0.83	$1.01
Earnings per diluted share	$0.82	$0.99

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.5 million and 1.7 million average options were excluded for the first quarter of 2014 and 2013, respectively).

Note 4 - Changes in Equity and Comprehensive Income
A summary of the changes in equity for the three months ended March 31, 2014 and 2013 is provided below:

	Three Months Ended March 31,
	2014			2013
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,204,319	$10,354	$1,214,673	$918,383	$8,993	$927,376
Dividends	(17,616)	—	(17,616)	(16,144)	—	(16,144)
Reacquisition on open market	—	—	—	—	—	—
Exercise of stock options, net of shares reacquired	3,752	—	3,752	13,609	—	13,609
Stock compensation expense	5,647	—	5,647	5,379	—	5,379
Excess tax benefit from stock based compensation	5,145	—	5,145	2,928	—	2,928
Net income	48,684	188	48,872	57,791	151	57,942
Other comprehensive income (loss)	(1,003)	(25)	(1,028)	(17,807)	10	(17,797)
Comprehensive income	47,681	163	47,844	39,984	161	40,145
Balance, end of period	$1,248,928	$10,517	$1,259,445	$964,139	$9,154	$973,293
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)
Other comprehensive income (loss) before reclassifications	—	(2,511)	(2,511)
Amounts reclassified from accumulated other comprehensive income	1,508	—	1,508
Net current-period other comprehensive income (loss)	1,508	(2,511)	(1,003)
Balance as of March 31, 2014	$(119,810)	$70,156	$(49,654)

* Net of tax benefit of $52,286 and $53,373 for March 31, 2014 and December 31, 2013, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended March 31, 2014.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$30	$40 and ($11) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	1,257	$1,704 and ($447) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(59)	Recorded within Selling, General & Administrative
Net loss (gain)	(33)	Recorded within Selling, General & Administrative
	$1,195	Total before tax
	387	Tax benefit
Total reclassifications for the period	$808	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended March 31, 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:		Amortization of defined benefit pension items:
Prior-service costs	$(6)	Prior-service costs
Net loss (gain)	3,164	Net loss (gain)
Amortization of other postretirement items:		Amortization of other postretirement items:
Prior-service costs	(59)	Prior-service costs
Net loss (gain)	(35)	Net loss (gain)
	$3,064
	960
Total reclassifications for the period	$2,104	Total reclassifications for the period

Note 5 - Acquisitions
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

On December 11, 2013, the Company completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and has been integrated into the Company's Crane Payment Innovations business within its Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering and will allow the Company to strengthen its global position in all sectors of the market, including self checkout applications. Goodwill from this acquisition is not deductible for tax purposes.
To finance the cash consideration for the MEI acquisition, the Company issued $250 million of 2.75% Senior Notes due 2018 and $300 million of 4.45% Senior Notes due 2023. For the remainder of the cash consideration, the Company utilized cash and cash equivalents generated from operating activities.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of MEI. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by Accounting Standards Codification ("ASC") Topic 805, “Business Combinations.” The size and breadth of the MEI acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the customer relationship intangible asset and the assumptions underpinning the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

Preliminary net assets acquired (in millions)
Total current assets	$173
Property, plant and equipment	45
Other assets	7
Intangible assets	302
Goodwill	442
Total assets acquired	$969

Assumed liabilities	120
Net assets acquired	$849
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

In order to allocate the consideration transferred for MEI, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.

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
The fair values of the customer relationships and backlog intangible assets, were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 to 18 years.
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the quarter ended March 31, 2014, the Company recorded $4.7 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization and $4.0 million of restructuring costs (see additional discussion in Note 14). For the quarter ended March 31, 2013, the Company recorded $2.9 million of transaction costs within the selling, general and administrative line on the Condensed Consolidated Statement of Operations.
Supplemental Pro Forma Data
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. The following unaudited supplemental pro forma data for the quarter ended March 31, 2013 presents consolidated information as if the acquisition had been completed on January 1, 2011. There were no significant pro forma adjustments required for the three months ended March 31, 2014. The pro forma results were calculated by combining the results of Crane Co. with the stand-alone results of MEI for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

(in millions, except per share data)
For the three months ended March 31,	2013
Net sales	$717
Net income attributable to common shareholders	$57
Basic earnings per share from continuing operations	$1.00
Diluted earnings per share from continuing operations	$0.98
The unaudited supplemental pro forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired MEI property, plant & equipment and intangible assets, transaction costs, interest expense related to financing directly associated with the acquisition and the effect of required dispositions to meet regulatory approval.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2014, the Company had eight reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10% and 13% (a weighted average of 11%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2013, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in thousands)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period	$1,249,316	$813,792
Additions	—	442,170
Disposals	—	(2,834)
Currency translation and other	(2,216)	(3,812)
Balance at end of period	$1,247,100	$1,249,316
For the year ended December 31, 2013, the additions to goodwill represent the initial purchase price allocation related to the December 2013 acquisition of MEI and the disposals represent the goodwill associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions" for further details.

Changes to intangible assets are as follows:

(in thousands)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period, net of accumulated amortization	$408,923	$125,913
Additions	—	301,800
Disposals	—	(311)
Amortization expense	(12,441)	(18,795)
Currency translation and other	1,855	316
Balance at end of period, net of accumulated amortization	$398,337	$408,923
For the year ended December 31, 2013, the additions represent the initial purchase price allocation related to the December 2013 acquisition of MEI and the disposals represent the intangible assets associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions" for further details.
As of March 31, 2014, the Company had $398.3 million of net intangible assets, of which $30.8 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		March 31, 2014			December 31, 2013
(in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$94,858	$49,598	$45,260	$95,052	$48,960	$46,092
Customer relationships and backlog	13.9	422,404	96,473	325,931	420,951	86,556	334,395
Drawings	37.9	11,149	9,976	1,173	11,149	9,951	1,198
Other	12.7	64,831	38,858	25,973	64,800	37,562	27,238
Total	14.4	$593,242	$194,905	$398,337	$591,952	$183,029	$408,923
Amortization expense for these intangible assets is currently estimated to be approximately $34.1 million in total for the remainder of 2014, $38.7 million in 2015, $37.9 million in 2016, $37.0 million in 2017, $34.1 million in 2018 and $185.8 million in 2019 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	March 31, 2014	December 31, 2013
(in thousands)
Employee related expenses	$69,409	$91,984
Warranty	18,197	18,923
Other	145,898	112,241
Total	$233,504	$223,148
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance at beginning of period	$18,923	$10,718
Expense	3,711	10,230
Changes due to acquisitions/divestitures	—	10,211
Payments / deductions	(4,501)	(12,464)
Currency translation	64	228
Balance at end of period	$18,197	$18,923

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2014, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2014	2013	2013
Beginning claims	51,490	56,442	56,442
New claims	680	792	2,950
Settlements	(303)	(237)	(1,142)
Dismissals	(968)	(789)	(6,762)
MARDOC claims*	—	—	2
Ending claims	50,899	56,208	51,490
* As of January 1, 2010, the Company was named in 36,448 maritime actions which had been administratively dismissed by the United States District Court for the Eastern District of Pennsylvania ("MARDOC claims"), and therefore were not classified as active claims. In addition, the Company was named in 8 new maritime actions in 2010 (also not classified as active claims). By settlement agreement of December 30, 2013, the Company resolved all of the remaining MARDOC claims with plaintiffs’ counsel.  The agreement resulted in the dismissal of all MARDOC claims against the Company.

Of the 50,899 pending claims as of March 31, 2014, approximately 19,000 claims were pending in New York, approximately 9,700 claims were pending in Texas, approximately 5,300 claims were pending in Mississippi, and approximately 400 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
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
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' non-economic damages of $6.5 million, plus a portion of plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company appealed, and the judgment was affirmed by order dated February 21, 2014. The Company will seek review of certain aspects of the ruling before the California Supreme Court.
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company is seeking reargument of this decision.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, but reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending.
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
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  After the trial court remitted the verdict to$18 million, but otherwise denied the Company’s post-trial motion, judgment also entered against the Company in the amount of$10.6 million (including interest). The Company has appealed. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion. The Court has consolidated the appeals, which are scheduled to be heard in third quarter of 2014.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2014 and 2013 totaled $20.5 million. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2014 and 2013 totaled $12.9 million and $10.5 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2014	2013	2013
Settlement / indemnity costs incurred (1)	$7.7	$6.8	$31.6
Defense costs incurred (1)	12.9	13.7	59.1
Total costs incurred	$20.5	$20.5	$90.8

Settlement / indemnity payments	$6.7	$9.6	$37.8
Defense payments	11.4	13.0	59.5
Insurance receipts	(5.2)	(12.1)	(34.5)
Pre-tax cash payments	$12.9	$10.5	$62.8

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2014, the Company has resolved (by settlement or dismissal) approximately 101,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $407 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2013, 2012 and 2011 was $3,300, $6,300 and $4,123, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through March 31, 2014, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2014. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $680 million as of March 31, 2014. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2014 was $88 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $166 million as of March 31, 2014.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2014 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.

The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $28.6 million as of March 31, 2014, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.2 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2014, the Company has recorded a receivable of $7.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed its human health and baseline ecological risk assessments in 2010, and submitted a revised human health risk assessment in December 2011. GD-OTS is in the process of responding to agency comments on a revised draft remedial investigation report, and expects to submit the revised remedial investigation report after July 1, 2014. Further, based on discussions with FWS, GD-OTS contemplates performing a remedial investigation “addendum” in Spring 2014 to address potential data gaps, which is anticipated to include additional groundwater sampling in bedrock in certain areas of the Crab Orchard Site. Work on interim deliverables for the feasibility study is reportedly underway, with submission of the draft feasibility study report projected for early to mid-2016. It is unclear when a final Record of Decision may be issued.
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
On a related matter, the United States has brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger have also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all remaining third-party defendants have resolved their claims against each other and have finalized the terms of a consent decree, which was entered by the Court on April 1, 2014. Pursuant to the parties’ agreement, the Company paid $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
Other Proceedings
In 2009, at the request of the New Jersey Department of Environmental Protection, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey (the "Site"), where the Company had performed soil and groundwater remediation activities after the manufacturing facility was closed in the mid-1980s, to determine if any contaminants (volatile organic compound vapors from groundwater) from the Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJ DEP's recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 141 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Site. The plaintiffs in these cases recently amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly report its waste discharge practices in the late 1960s and early 1970s, and for natural resource damages. In late December 2013, the plaintiffs moved to have a class of 139 homeowners certified, and the motion was granted in early February 2014. At the same time the

Court also entered partial summary judgment on liability for the three homes where the Company had installed vapor mitigation equipment. It is not possible at this time to reasonably estimate the amount of a loss and therefore, no loss amount has been accrued for the claims because, among other things, the number of homes potentially affected, the extent of the environmental impact, and consideration of other factors affecting value have not yet advanced to the stage where a reasonable estimate can be made.
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
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane was less than $9.5 million at the end of the lease term.

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended March 31, 2014
(in thousands)	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Service cost	$1,258	$1,529	$17	$27
Interest cost	10,234	9,410	101	125
Expected return on plan assets	(15,713)	(13,212)	—	—
Amortization of prior service cost	30	(6)	(59)	(59)
Amortization of net loss (gain)	1,257	3,164	(33)	(35)
Net periodic cost	$(2,934)	$885	$26	$58
The Company expects, based on current actuarial calculations, to contribute approximately $24 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2014, of which $2.6 million and $0.3 million have been contributed during the first three months of 2014, respectively. The Company contributed $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

Effective Tax Rates

The Company's effective tax rates attributable to income from continuing operations are as follows:

	2013	2012
Three months ended March 31,	31.9%	28.3%

The Company’s effective tax rate attributable to income from continuing operations for the three months ended March 31, 2014 is higher than the prior year’s comparable period primarily due to:

•	The one-time benefit recognized in the first quarter of 2013 related to the January 2013 extension of the U.S. federal research credit with retroactive effect to January 1, 2012, and

•	The statutory expiration of the U.S. federal research tax credit as of December 31, 2013.

The Company's effective tax rate attributable to income from continuing operations for the three months ended March 31, 2014 is lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by net U.S. state taxes, and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits

During the three months ended March 31, 2014, the Company's gross unrecognized tax benefits increased by $1.2 million primarily as a result of tax positions taken in both the current and prior periods. During the three months ended March 31, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.4 million.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three months ended March 31, 2014, the Company recognized $0.1 million of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statement of operations. At March 31, 2014 and December 31, 2013, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s condensed consolidated balance sheets was $4.1 million and $4.0 million, respectively.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may increase by approximately $0.7 million due to a combination of tax positions expected to be taken during the course of the year, the expiration of the statute of limitations on assessment, and settlements with tax authorities.

Income Tax Examinations

The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
During 2013, the U.S. Internal Revenue Service commenced an examination of the Company federal income tax returns, and the Company is currently under audit for the years 2010 through 2012.
Certain of the Company’s consolidated federal tax carryforwards generated before 2010 remain subject to examination, as do acquired subsidiaries’ federal income tax returns (2010 - 2012) and federal tax carryforwards (2006 - 2012).
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. During the first quarter of 2014, a California income tax examination of 2007 and 2008 was completed and an assessment of $0.1 million issued, for which an accrual was previously established. As of March 31, 2014, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2011). In addition, the Company’s appeal of certain Canadian tax assessments (2007 through 2009) is on-going.
The Company believes it has provided adequate income tax accruals for all jurisdictions’ open years; however, the ultimate resolution of all income tax examinations is uncertain. If issues raised during examinations of the Company’s income tax returns are not resolved in a manner consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.
Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of March 31, 2014 and December 31, 2013:

(in thousands)	March 31, 2014	December 31, 2013
Long-term debt consists of:
2.75% notes due 2018	$249,967	$249,965
4.45% notes due 2023	299,977	299,976
6.55% notes due 2036	199,237	199,229
Total long-term debt	$749,181	$749,170
Short-term borrowings	$143,804	$125,826

During the three months ended March 31, 2014, the Company borrowed $18 million from its Amended and Restated Credit Agreement five year credit facility. These borrowings are classified as short-term on our Condensed Consolidated Balance Sheets.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2014, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $306 million and $300 million as of March 31, 2014 and December 31, 2013, respectively. The settlement of derivative contracts for the three months ended March 31, 2014 and 2013 resulted in a net cash (outflows) inflows of ($2.7 million) and $7.7 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of March 31, 2014 and December 31, 2013, the Company's receivable position for the foreign exchange contracts was $3.4 million and $2.8 million, respectively. As of March 31, 2014 and December 31, 2013, the Company's payable position for the foreign exchange contracts was $5.2 million and $5.9 million, respectively.

Note 13 - Fair Value Measurements
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$3,433	$—	$3,433	$—	$2,787	$—	$2,787
Liabilities:
Derivatives - foreign exchange contracts	$—	$5,234	$—	$5,234	$—	$5,861	$—	$5,861
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $790.0 million and $759.7 million at March 31, 2014 and December 31, 2013, respectively.

Note 14 - Restructuring
2014 Repositioning Actions
The Company recorded pre-tax restructuring charges of $6.0 million in the first quarter of 2014, including $3.2 million related to the consolidation of a facility in the U.K in the Fluid Handling segment and $2.8 million associated with certain facility consolidation activities in the Aerospace & Electronics segment. These charges primarily included severance and move costs related to the transfer of certain manufacturing operations. The Company expects these repositioning actions to result in workforce reductions of approximately 180 employees, or about 2%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and business segment:

(in thousands)	Severance	Asset write-down	Other	Total
Fluid Handling	$3,020	$165	$46	$3,231
Aerospace & Electronics	2,410	41	367	2,818
	$5,430	$206	$413	$6,049
The Company expects to incur additional restructuring and related charges of approximately $7 million to complete these actions.

Acquisition Related Restructuring
In the first quarter of 2014, the Company recorded pre-tax restructuring charges of $4.0 million related to the December 2013 acquisition of MEI in the Company's Payment & Merchandising Technologies segment. The Company expects these 2014 actions to result in workforce reductions of approximately 60 employees, or less than 1% of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and business segment:

(in thousands)	Severance	Asset write-down	Other	Total
Payment & Merchandising Technologies	$3,828	$160	$—	$3,988
The Company expects to incur additional restructuring and related charges of approximately $2 million to complete these actions.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission and are incorporated by reference herein.
Overall
Our sales depend heavily on industries that are cyclical in nature, and/or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs.
Although the global economy has shown positive indications, the recovery has been slower than anticipated and the continuation and duration of that recovery remains uncertain, in part, due to continued high unemployment in the U.S. and Europe, a slow recovery in the U.S. and European housing markets and undetermined government budget reduction plans. Although we remain cautious, we are expecting a gradual improvement in organic sales in 2014, as 80% of our business is tied to the recovering economies in North America and Europe. Specifically, in 2014, we expect total year-over-year sales growth in a range of 15% to 17%, comprised of 1% to 3% of organic sales growth and the full year impact of sales from MEI (adding 14%). Also, in connection with the recent acquisition of MEI, we expect to incur $18 to $21 million in transaction and integration related costs and inventory step up amortization charges. In addition, we expect modest repositioning actions in 2014, reflecting our continued focus on margin expansion. The costs associated with these repositioning actions are expected to be $10 to $13 million and are expected to be largely offset by gains from expected sales of certain company owned real estate. Savings associated with these repositioning actions are estimated to be $5 million in 2015 and to increase to $10 million on an annual basis beginning in 2016.
Fluid Handling
In 2014, in our Fluid Handling segment, we expect modest sales growth with a gradual strengthening in our ChemPharma Energy valve business in the second half, reflecting anticipated improving chemical industry demand in North America and Europe. We also anticipate chemical investments in the Middle East and China to continue to move forward. In addition, we expect U.S. refineries to continue their turnaround and upgrade activities. Demand from power markets in China and Europe has been generally positive and we expect this to continue in 2014, and we believe the Americas and India will remain soft. With respect to our commercial valve businesses, we anticipate activity in North America to remain soft in 2014, in particular in Canada, driven by weaker non-residential construction and mining end markets; and while we are seeing some improvement in Europe, markets remain generally uncertain. We expect to continue to grow operating profit, driven by leverage on higher sales and a continued focus on productivity.
Payment & Merchandising Technologies
In 2014, we anticipate Payment & Merchandising Technologies sales to increase substantially, primarily resulting from growth in Crane Payment Innovations ("CPI") and, to a lesser extent, slightly higher sales from Merchandising Systems (formerly Vending Solutions). We expect CPI sales to increase substantially, resulting from sales contributed from the acquisition of MEI, and to a lesser extent, higher demand from customers, partially offset by lost sales associated with a divested product line and a licensing arrangement, both of which were required by the European Commission. We expect segment operating profit to increase commensurate with the net increase in sales contributed from the acquisition, partly offset by the impact of the above mentioned transaction and integration-related costs and inventory step up amortization charges.
Aerospace & Electronics
In 2014, we believe market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in Aerospace group sales as a result of original equipment manufacturers ("OEM") sales growth as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. We expect sales in our Electronics Group to be modestly lower as a result of continued delays in defense-related programs. Overall, in 2014, we expect total segment sales to be slightly higher. We expect segment operating profit in 2014 to decline slightly primarily due to incremental costs associated with anticipated repositioning of certain facilities, and to a lesser extent, the impact of the lower sales in Electronics and higher engineering expense related to new program wins and new product development initiatives in both businesses. These impacts are expected to be partially offset by strong leverage on the higher volumes in the Aerospace Group.
Engineered Materials
In 2014, we expect the Engineered Materials segment will show continued improvement in sales, driven by modest growth in RV-related applications and a gradual improvement in Building Products shipments over the course of the year. We expect to be able to leverage this growth together with additional productivity initiatives to drive operating profit and margin improvement.

Results from Continuing Operations – Three Month Periods Ended March 31
All comparisons below refer to the first quarter 2014 versus the first quarter 2013, unless otherwise specified.
First quarter of 2014 compared with first quarter of 2013

	First Quarter		Change
(dollars in millions)	2014	2013	$	%
Net sales	$716.8	$627.6	$89.3	14.2%
Operating profit	81.4	86.9	(5.5)	(6.3)%
Restructuring charges	10.0	—	10.0	NM
Acquisition integration related charges	4.7	—	4.7	NM
Operating margin	11.4%	13.8%
Other income (expense):
Interest income	0.4	0.6	(0.2)	(38.6)%
Interest expense	(9.8)	(6.7)	(3.1)	46.0%
Miscellaneous - net	(0.2)	(0.1)	(0.1)	70.0%
	(9.6)	(6.2)	(3.4)	55.1%
Income before income taxes	71.8	80.7	(8.9)	(11.2)%
Provision for income taxes	22.9	22.8	0.1	0.6%
Net income before allocation to noncontrolling interests	48.9	57.9	(9.1)	(15.4)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.2	—	0.3%
Net income attributable to common shareholders	$48.7	$57.8	$(9.1)	(15.4)%
First quarter 2014 sales increased $89.3 million, or 14.2%, compared to the first quarter of 2013. Core business sales for the first quarter increased approximately $6.3 million, or 1.0%, and sales related to the MEI acquisition increased sales by $84.1 million, or 13.4%. The impact of currency translation decreased reported sales by approximately $1.2 million, or -0.2%. Net sales related to operations outside the U.S. were 41.7% and 40.7% of total net sales for the quarters ended March 31, 2014 and 2013, respectively.
Operating profit from continuing operations was $81.4 million in the first quarter 2014 compared to $86.9 million in the same period of 2013. The decrease in operating profit reflected decreases in our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments, partially offset by improved performance in our Engineered Materials segment. Operating profit in the first quarter of 2014 included restructuring and related charges of $10.0 million associated with repositioning actions designed to improve profitability in 2015 and 2016 and integration costs of $4.7 million related to the acquisition of MEI. Operating profit in the first quarter 2013 included transaction costs of $2.9 million related to the acquisition of MEI. Operating profit margins were 11.4% in the first quarter of 2014, compared to 13.8% in the comparable period in 2013.
Interest expense was $9.8 million in the first quarter of 2014 compared to $6.7 million in the same period of 2013.  The increase reflects the higher levels of outstanding debt driven by the December 2013 acquisition of MEI.

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
Our effective tax rate attributable to income from continuing operations for the three months ended March 31, 2014 is higher than the prior year’s comparable period primarily due to:

•	The one-time benefit recognized in the first quarter of 2013 related to the January 2013 extension of the U.S. federal research credit with retroactive effect to January 1, 2012, and

•	The statutory expiration of the U.S. federal research tax credit as of December 31, 2013.

Segment Results of Continuing Operations Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. The segment results exclude the operating results of discontinued operations for all periods presented.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2014	2013
Sales	$310.8	$313.0	$(2.2)		(0.7)%
Operating profit	$44.5	$45.9	$(1.4)	1	(3.0)%
Restructuring charges *	$3.2	$—
Operating margin	14.3%	14.7%
* The restructuring charges are included in operating profit and operating margin.
First quarter 2014 sales decreased by $2.2 million from $313.0 million in first quarter 2013 to $310.8 million in 2014, including a core sales decrease of $1.9 million, or -0.6%, and unfavorable foreign currency translation of $0.3 million, or -0.1%. The core sales decline was driven by lower sales for nuclear project based services and continued softness in Canadian end markets. This was partially offset by strength in the power generation end markets in the Middle East, India and China. Operating profit in the first quarter of 2014 decreased $1.4 million, or -3.0%, primarily reflecting the restructuring charge of $3.2 million recorded in the first quarter, partially offset by productivity gains and lower pension expense.
The Fluid Handling segment backlog was $351 million at March 31, 2014, compared with $334 million at December 31, 2013 and $365 million at March 31, 2013.

Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2014	2013
Sales	$169.1	$89.5	$79.6	89.0%
Operating profit	$7.4	$10.2	$(2.7)	(26.7)%
Acquisition, integration and restructuring related charges*	$12.4	$—
Operating margin	4.4%	11.4%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

First quarter 2014 sales increased $79.6 million, or 89.0%, reflecting a sales increase resulting from the December 2013 acquisition of MEI of $84.1 million, or 93.2%, partially offset by a core sales decrease of $3.3 million, or -3.7%, and unfavorable foreign currency translation of $1.1 million, or -1.2%. Crane Payment Innovations core sales declined driven primarily by lower sales in the retail end market where we had particularly strong sales to a key customer in the prior year. Continued demand for our products in China and India led to higher sales in our financial services vertical. Merchandising Systems sales were flat compared to the prior year. Operating profit of $7.4 million decreased $2.7 million in 2014 compared to 2013. The operating profit decrease was primarily driven by acquisition, integration and restructuring related charges of $12.4 million, partially offset by the impact of the MEI acquisition.

The Payment & Merchandising Technologies segment backlog was $59 million (which includes $37 million pertaining to the MEI acquisition) at March 31, 2014 compared with $52 million (which includes $32 million pertaining to the MEI acquisition) at December 31, 2013 and $21 million at March 31, 2013.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2014	2014
Sales	$169.0	$164.9	$4.1	2.5%
Operating profit	$32.6	$40.1	$(7.6)	(18.8)%
Restructuring and related charges*	$2.8	$—	$2.8	NM
Operating margin	19.3%	24.3%
* The restructuring and related charges are included in operating profit and operating margin.
The first quarter sales increase of $4.1 million reflected an increase of $5.3 million in the Aerospace Group and a $1.2 million decrease in the Electronics Group. Segment operating profit decreased $7.6 million, or -18.8%, in the first quarter of 2014 when compared to the same period in the prior year, driven by decreases in operating profit in both the Aerospace and Electronics Groups.
Aerospace Group sales of $109.5 million increased $5.3 million, or 5.1%, from $104.2 million in the prior year period. OEM product sales increased $3.9 million, or 6.0%, primarily reflecting an increase in commercial OEM sales, partially offset by a decrease in military OEM sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft. Aftermarket sales increased $1.4 million, or 3.5%, compared to the prior year reflecting an increase in commercial aftermarket sales, partially offset by a decline in military aftermarket sales. Commercial aftermarket sales increased $2.2 million, or 14.0%, reflecting improvement in spares and repair and overhaul ("R&O") shipments. The decline in military aftermarket sales of $1.2 million, or -17.9%, was primarily driven by lower modernization (M&U) product sales and lower military spares. During the first quarter of 2014, sales to OEMs and sales to aftermarket customers were 62.9% and 37.1%, respectively, of total sales, compared to 62.3% and 37.7%, respectively, in the same period last year. Aerospace operating profit decreased by $3.2 million in the first quarter of 2014, compared to the first quarter of 2013, primarily due to a planned increase in engineering and new product development spending supporting new program wins and new product development initiatives.
Electronics Group sales of $59.5 million decreased $1.2 million, or -2.0%, from $60.6 million in the prior year period. The sales decrease reflects lower sales of our Microwave Solutions products primarily reflecting delays in defense-related programs. Operating profit decreased by $4.4 million compared to the first quarter of 2013, driven primarily by restructuring charges of $2.8 million recorded in the first quarter of 2014. These charges are related to our decision to consolidate two facilities in response to lower defense spending by the U.S. government. To a lesser extent, the lower operating profit also reflects the impact of the slightly lower sales and an increase in engineering expense in support of new product development initiatives.
The Aerospace & Electronics segment backlog was $398 million at March 31, 2014, compared with $361 million at December 31, 2013 and $398 million at March 31, 2013.
Engineered Materials

	First Quarter		Change
(dollars in millions)	2014	2013
Sales	$67.9	$60.2	$7.7	12.8%
Operating profit	$10.8	$8.6	$2.2	25.9%
Operating margin	15.9%	14.2%

First quarter 2014 sales of $67.9 million increased $7.7 million, or 12.8%, reflecting higher sales to our recreation vehicle ("RV") and transportation related customers, partially offset by lower sales to our building products customers. We experienced a $7.3 million, or 25.6%, increase in sales to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through the first quarter. Transportation-related sales increased 25.2%, reflecting higher sales in Latin America and timing of a large fleet built with one customer in North America. Sales to our building product customers decreased 6.6%, reflecting a slow recovery in commercial construction end markets in North America. Operating profit in the first quarter of 2014 increased $2.2 million, or 25.9%, primarily as a result of the $1.8 million impact from higher sales and strong productivity gains, partially offset by unfavorable product mix.
The Engineered Materials segment backlog was $17 million at March 31, 2014, compared with $15 million at December 31, 2013 and $16 million at March 31, 2013.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents decreased by $20.4 million to $250.3 million at March 31, 2014 compared with $270.6 million at December 31, 2013. Our current cash balance, together with cash we expect to generate from future operations and the $357 million available under our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $143 million outstanding under our $500 million Amended and Restated Credit Agreement which expires in May 2017.  There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $680 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $28.6 million related to environmental remediation costs projected through 2016 related to our Superfund Site in Goodyear, Arizona.
We have approximately $246 million of cash held by our non-U.S. subsidiaries as of March 31, 2014, which is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash used for operating activities was $18.9 million in the first three months of 2014, a decrease of cash used of $1.5 million compared to the first three months of 2013. The decrease resulted primarily from lower working capital requirements, partially offset by lower earnings and higher net asbestos-related payments. Net asbestos-related payments in the first three months of 2014 and 2013 were $12.9 million and $10.5 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million to $70 million and contributions to our defined benefit plans of approximately $24 million in 2014.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $9.2 million in the first three months of 2014, compared to cash used for investing activities of $5.3 million in the comparable period of 2013. The increase in cash used for investing activities was primarily due to an increase in capital spending of $5.4 million to $9.4 million in the first three months of 2014. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $45 million in 2014, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace and Electronics and Fluid Handling segments, as well as higher capital expenditures for Payment & Merchandising Technologies as a result of the MEI acquisition.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash provided by financing activities was $9.3 million during the first three months of 2014 compared to $2.9 million used during the first three months of 2013. The higher levels of cash provided by financial activities was primarily due to an increase in proceeds received from our credit facility of $18 million, partially offset by lower net proceeds received from employee stock option exercises during the period.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2014. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 7, 2014	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 7, 2014		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.