Form 10-Q
period 2014-06-30
CRANE CO /DE/
filed 2014-08-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2014
Common stock, $1.00 Par Value – 58,984,005 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$750,096	$648,746	$1,466,926	$1,276,317
Operating costs and expenses:
Cost of sales	488,031	426,025	950,765	835,844
Selling, general and administrative	159,164	133,875	317,110	264,727
Restructuring charges	3,293	—	13,330	—
Acquisition integration related charges	2,028	—	6,755	—
Operating profit	97,580	88,846	178,966	175,746
Other income (expense):
Interest income	365	519	753	1,151
Interest expense	(9,764)	(7,245)	(19,573)	(13,963)
Miscellaneous - net	(1,514)	406	(1,718)	286
	(10,913)	(6,320)	(20,538)	(12,526)
Income before income taxes	86,667	82,526	158,428	163,220
Provision for income taxes	26,758	27,112	49,647	49,864
Net income before allocation to noncontrolling interests	59,909	55,414	108,781	113,356
Less: Noncontrolling interest in subsidiaries’ earnings	212	540	400	691
Net income attributable to common shareholders	$59,697	$54,874	$108,381	$112,665
Earnings per basic share	$1.01	$0.95	$1.85	$1.95
Earnings per diluted share	$1.00	$0.93	$1.82	$1.92
Average basic shares outstanding	58,883	57,908	58,682	57,684
Average diluted shares outstanding	59,843	58,828	59,664	58,594
Dividends per share	$0.30	$0.28	$0.60	$0.56

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income before allocation to noncontrolling interests	$59,909	$55,414	$108,781	$113,356
Other comprehensive (loss) income, net of tax
Currency translation adjustment	11,889	(2,427)	9,353	(22,328)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	804	2,478	2,312	4,582
Other comprehensive (loss) income	12,693	51	11,665	(17,746)
Comprehensive income before allocation to noncontrolling interests	72,602	55,465	120,446	95,610
Less: Noncontrolling interests in comprehensive (loss) income	262	386	425	547
Comprehensive income attributable to common shareholders	$72,340	$55,079	$120,021	$95,063
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$314,192	$270,643
Accounts receivable, net	467,497	437,541
Current insurance receivable - asbestos	22,783	22,783
Inventories, net:
Finished goods	128,183	108,409
Finished parts and subassemblies	37,569	36,645
Work in process	58,384	55,434
Raw materials	177,374	168,398
Inventories, net	401,510	368,886
Current deferred tax asset	36,646	31,651
Other current assets	18,465	17,588
Total current assets	1,261,093	1,149,092
Property, plant and equipment:
Cost	862,589	841,231
Less: accumulated depreciation	556,908	536,176
Property, plant and equipment, net	305,681	305,055
Long-term insurance receivable - asbestos	139,197	148,222
Long-term deferred tax assets	169,895	186,734
Other assets	117,049	112,265
Intangible assets, net	392,524	408,923
Goodwill	1,247,324	1,249,316
Total assets	$3,632,763	$3,559,607
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Short-term borrowings	$153,806	$125,826
Accounts payable	237,549	229,828
Current asbestos liability	88,038	88,038
Accrued liabilities	217,270	223,148
U.S. and foreign taxes on income	2,127	2,062
Total current liabilities	698,790	668,902
Long-term debt	749,192	749,170
Accrued pension and postretirement benefits	137,481	151,133
Long-term deferred tax liability	76,812	76,041
Long-term asbestos liability	570,753	610,530
Other liabilities	74,008	89,158
Total liabilities	2,307,036	2,344,934
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	238,977	228,537
Retained earnings	1,476,291	1,403,202
Accumulated other comprehensive loss	(37,011)	(48,651)
Treasury stock	(435,735)	(451,195)
Total shareholders’ equity	1,314,948	1,204,319
Noncontrolling interests	10,779	10,354
Total equity	1,325,727	1,214,673
Total liabilities and equity	$3,632,763	$3,559,607

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,473,286)	(14,240,852)
Common stock outstanding	58,952,853	58,185,287
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net income attributable to common shareholders	$108,381	$112,665
Noncontrolling interests in subsidiaries’ earnings	400	691
Net income before allocation to noncontrolling interests	108,781	113,356
Restructuring - non-cash	954	—
Depreciation and amortization	39,933	25,724
Stock-based compensation expense	10,589	10,386
Defined benefit plans and postretirement (benefit) expense	(5,850)	2,359
Deferred income taxes	10,642	9,647
Cash used for working capital	(54,426)	(114,085)
Defined benefit plans and postretirement contributions	(13,018)	(10,521)
Environmental payments, net of reimbursements	(4,670)	(5,475)
Payments for asbestos-related fees and costs, net of insurance recoveries	(30,752)	(28,940)
Other	(16,909)	8,094
Total provided by operating activities	45,274	10,545
Investing activities:
Capital expenditures	(20,690)	(12,039)
Proceeds from disposition of capital assets	1,065	287
Proceeds from divestiture	2,081	—
Proceeds from purchase price adjustment	6,100	—
Total used for investing activities	(11,444)	(11,752)
Financing activities:
Equity:
Dividends paid	(35,293)	(32,338)
Stock options exercised - net of shares reacquired	7,847	20,042
Excess tax benefit from stock-based compensation	7,465	4,922
Debt:
Proceeds received from credit facility	28,000	12,905
Total provided by financing activities	8,019	5,531
Effect of exchange rates on cash and cash equivalents	1,700	(7,353)
Increase (Decrease) in cash and cash equivalents	43,549	(3,029)
Cash and cash equivalents at beginning of period	270,643	423,947
Cash and cash equivalents at end of period	$314,192	$420,918
Detail of cash used for working capital:
Accounts receivable	$(26,273)	$(48,925)
Inventories	(32,175)	(13,074)
Other current assets	(1,027)	(10)
Accounts payable	5,069	(10,840)
Accrued liabilities	(4,681)	(31,689)
U.S. and foreign taxes on income	4,661	(9,547)
Total	$(54,426)	$(114,085)
Supplemental disclosure of cash flow information:
Interest paid	$19,761	$13,640
Income taxes paid	$26,880	$44,844
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
Recent Accounting Pronouncements
In June 2014, the Financial Accounting Standards Board ("FASB") issued amended guidance related to stock compensation. The guidance requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and can be applied either prospectively or retrospectively to all awards outstanding as of the beginning of the earliest annual period presented. Early adoption is permitted. The Company is evaluating the impact of the amended guidance on its financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The new guidance can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on our financial statements.
In April 2014, the FASB issued amended guidance to change the reporting of discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The amendment only allows disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The amendment requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The amendment is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company adopted this guidance which had no material impact on the Company's consolidated financial position, results of operations, cash flows and disclosures.

Note 2 - Segment Results
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reportable segments: Fluid Handling, Payment & Merchandising Technologies (formerly known as Merchandising Systems segment), Aerospace & Electronics and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Furthermore, Corporate consists of corporate office expenses including related compensation, benefits, occupancy, depreciation, and other administrative costs. Financial information by reportable segment is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2014	2013	2014	2013
Net sales
Fluid Handling	$324,514	$333,776	$635,351	$646,774
Payment & Merchandising Technologies	184,604	84,831	353,696	174,291
Aerospace & Electronics	177,554	172,392	346,514	337,275
Engineered Materials	63,424	57,747	131,365	117,977
Total	$750,096	$648,746	$1,466,926	$1,276,317
Operating profit (loss)
Fluid Handling [a]	$52,200	$54,202	$96,701	$100,094
Payment & Merchandising Technologies [b]	18,644	8,868	26,091	19,033
Aerospace & Electronics [c]	35,885	37,041	68,442	77,152
Engineered Materials	9,771	9,172	20,564	17,746
Corporate [d]	(18,920)	(20,437)	(32,832)	(38,279)
Total	97,580	88,846	178,966	175,746
Interest income	365	519	753	1,151
Interest expense	(9,764)	(7,245)	(19,573)	(13,963)
Miscellaneous - net [e]	(1,514)	406	(1,718)	286
Income before income taxes	$86,667	$82,526	$158,428	$163,220

a Includes $386 and $3,617 of restructuring and related charges for the three and six months ended June 30, 2014, respectively.
b Includes $1,629 of restructuring and related charges and $1,082 of acquisition integration related costs for the three months ended June 30, 2014, respectively and $5,617 of restructuring and related charges, $4,665 of acquisition integration related costs and $4,790 of acquisition related inventory step up and backlog amortization for the six months ended June 30, 2014.
c Includes $1,278 and $4,096 of restructuring and related charges for the three and six months ended June 30, 2014, respectively.
d Includes $946 and $2,090 of acquisition integration related costs for the three and six months ended June 30, 2014, respectively, and $6,852 and $9,740 of acquisition transaction costs for the three and six months ended June 30, 2013, respectively.
e Includes $1,624 pre-tax loss on sale of a small business divested in June 2014 for the three and six months ended June 30, 2014.

	As of
	June 30,	December 31,
(in thousands)	2014	2013
Assets
Fluid Handling	$1,038,746	$996,101
Payment & Merchandising Technologies	1,387,228	1,383,007
Aerospace & Electronics	515,042	511,676
Engineered Materials	237,868	233,214
Corporate	453,879	435,609
Total	$3,632,763	$3,559,607

	As of
	June 30,	December 31,
(in thousands)	2014	2013
Goodwill
Fluid Handling	$239,258	$239,205
Payment & Merchandising Technologies	633,624	635,759
Aerospace & Electronics	202,856	202,799
Engineered Materials	171,586	171,553
Total	$1,247,324	$1,249,316
Note 3 - Earnings Per Share
The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to common shareholders	$59,697	$54,874	$108,381	$112,665

Average basic shares outstanding	58,883	57,908	58,682	57,684
Effect of dilutive stock options	960	920	982	910
Average diluted shares outstanding	59,843	58,828	59,664	58,594

Earnings per basic share	$1.01	$0.95	$1.85	$1.95
Earnings per diluted share	$1.00	$0.93	$1.82	$1.92

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.6 million and 0.9 million average options were excluded for the second quarter of 2014 and 2013, respectively, and 0.5 million and 1.3 million average options for the first half of 2014 and 2013, respectively).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income
A summary of the changes in equity for the six months ended June 30, 2014 and 2013 is provided below:

	Six Months Ended June 30,
	2014			2013
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,204,319	$10,354	$1,214,673	$918,383	$8,993	$927,376
Dividends	(35,293)	—	(35,293)	(32,379)	—	(32,379)
Reacquisition on open market	—	—	—	—	—	—
Exercise of stock options, net of shares reacquired	7,847	—	7,847	20,030	—	20,030
Stock compensation expense	10,589	—	10,589	10,386	—	10,386
Excess tax benefit from stock based compensation	7,465	—	7,465	4,922	—	4,922
Net income	108,381	400	108,781	112,665	691	113,356
Other comprehensive income (loss)	11,640	25	11,665	(17,602)	(144)	(17,746)
Comprehensive income	120,021	425	120,446	95,063	547	95,610
Balance, end of period	$1,314,948	$10,779	$1,325,727	$1,016,405	$9,540	$1,025,945
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)
Other comprehensive income (loss) before reclassifications	—	9,328	9,328
Amounts reclassified from accumulated other comprehensive income	2,312	—	2,312
Net current-period other comprehensive income (loss)	2,312	9,328	11,640
Balance as of June 30, 2014	$(119,006)	$81,995	$(37,011)

* Net of tax benefit of $53,326 and $53,373 for June 30, 2014 and December 31, 2013, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended June 30, 2014 and 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended June 30,
	2014	2013
Amortization of defined benefit pension items:
Prior-service costs	$30	$13
$40 and $18 has been recorded within Cost of Sales for the six months ended June 30, 2014 and 2013, respectively, and ($10) and ($5) has been recorded within General & Administrative for the three months ended June 30, 2014 and 2013, respectively

Net loss (gain)	1,257	3,723
$1,704 and $5,046 has been recorded within Cost of Sales for the six months ended June 30, 2014 and 2013, respectively, and ($447) and ($1,323) has been recorded within General & Administrative for the three months ended June 30, 2014 and 2013, respectively

Amortization of other postretirement items:
Prior-service costs	(56)	(59)	Recorded within Selling, General & Administrative
Net loss (gain)	(67)	12	Recorded within Selling, General & Administrative
	$1,164	$3,689	Total before tax
	360	1,211	Tax benefit
Total reclassifications for the period	$804	$2,478	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the six month periods ended June 30, 2014 and 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2014	2013
Amortization of defined benefit pension items:
Prior-service costs	$60	$7
$81 and $9 has been recorded within Cost of Sales for the six months ended June 30, 2014 and 2013, respectively, and ($21) and ($2) has been recorded within General & Administrative for the three months ended June 30, 2014 and 2013, respectively

Net loss (gain)	2,514	6,887
$3,407 and $9,334 has been recorded within Cost of Sales for the six months ended June 30, 2014 and 2013, respectively, and ($893) and ($2,450) has been recorded within General & Administrative for the three months ended June 30, 2014 and 2013, respectively

Amortization of other postretirement items:
Prior-service costs	(115)	(118)	Recorded within Selling, General & Administrative
Net loss (gain)	(100)	(23)	Recorded within Selling, General & Administrative
	$2,359	$6,753	Total before tax
	47	2,171	Tax benefit
Total reclassifications for the period	$2,312	$4,582	Net of tax

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
To finance the cash consideration for the MEI acquisition, the Company issued $250 million of 2.75% Senior Notes due 2018 and $300 million of 4.45% Senior Notes due 2023. For the remainder of the cash consideration, the Company utilized available cash and cash equivalents generated from operating activities.
In June 2014, the Company received $6.1 million related to the final working capital adjustment of the MEI acquisition.
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

Preliminary net assets acquired (in millions)
Total current assets	$173
Property, plant and equipment	46
Other assets	7
Intangible assets	302
Goodwill	435
Total assets acquired	$963

Assumed liabilities	120
Net assets acquired	$843
The amounts allocated to acquired intangible assets, and their associated weighted- average useful lives, which were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the three months ended June 30, 2014, the Company recorded $2.0 million of acquisition integration related charges and $1.6 million of restructuring costs (see additional discussion in Note 14). For the three months ended June 30, 2013, the Company recorded $6.9 million of transaction costs within the selling, general and administrative line on the Condensed Consolidated Statement of Operations. For the six months ended June 30, 2014, the Company recorded $6.8 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization and $5.6 million of restructuring costs (see additional discussion in Note 14). For the six months ended June 30, 2013, the Company recorded $9.7 million of transaction costs within the selling, general and administrative line on the Condensed Consolidated Statement of Operations.
Supplemental Pro Forma Data
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. The following unaudited supplemental pro forma data for the three and six months ended June 30, 2013 presents consolidated information as if the acquisition had been completed on January 1, 2011. There were no significant pro forma adjustments required for the three and six months ended June 30, 2014. The pro forma results were calculated by combining the results of Crane Co. with the stand-alone results of MEI for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	For the Three Months Ended	For the Six Months Ended
(in millions, except per share data)	June 30, 2013
Net sales	$744	$1,462
Net income attributable to common shareholders	$65	$122
Basic earnings per share from operations	$1.12	$2.12
Diluted earnings per share from operations	$1.10	$2.08
The unaudited supplemental pro forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired MEI property, plant & equipment and intangible assets, transaction costs, interest expense related to financing directly associated with the acquisition and the effect of required dispositions to meet regulatory approval.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2014, the Company had eight reporting units.
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

Changes to goodwill are as follows:

(in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$1,249,316	$813,792
Additions	—	442,170
Disposals	(813)	(2,834)
Adjustments to purchase price allocations	(6,556)	—
Currency translation and other	5,377	(3,812)
Balance at end of period	$1,247,324	$1,249,316
For the six months ended June 30, 2014, the adjustments to purchase price allocations included $6.1 million related to the final working capital adjustment of the December 2013 acquisition of MEI, and the disposals represent goodwill associated with the sale pre-tax loss on sale of a small business divested in June 2014. For the year ended December 31, 2013, the additions to goodwill represent the initial purchase price allocation related to the acquisition of MEI and the disposals represent the goodwill associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions", for further details.
Changes to intangible assets are as follows:

(in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period, net of accumulated amortization	$408,923	$125,913
Additions	—	301,800
Disposals	—	(311)
Amortization expense	(21,109)	(18,795)
Currency translation and other	4,710	316
Balance at end of period, net of accumulated amortization	$392,524	$408,923
For the year ended December 31, 2013, the additions represent the initial purchase price allocation related to the December 2013 acquisition of MEI and the disposals represent the intangible assets associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions" for further details.
As of June 30, 2014, the Company had $392.5 million of net intangible assets, of which $30.7 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		June 30, 2014			December 31, 2013
(in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.6	$95,310	$50,417	$44,893	$95,052	$48,960	$46,092
Customer relationships and backlog	13.9	425,997	104,308	321,689	420,951	86,556	334,395
Drawings	37.9	11,149	10,001	1,148	11,149	9,951	1,198
Other	12.7	65,045	40,251	24,794	64,800	37,562	27,238
Total	14.4	$597,501	$204,977	$392,524	$591,952	$183,029	$408,923
Amortization expense for these intangible assets is currently estimated to be approximately $22.9 million in total for the remainder of 2014, $39.2 million in 2015, $38.1 million in 2016, $37.2 million in 2017, $34.3 million in 2018 and $190.1 million in 2019 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	June 30, 2014	December 31, 2013
(in thousands)
Employee related expenses	$82,856	$91,984
Warranty	17,662	18,923
Other	116,752	112,241
Total	$217,270	$223,148
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$18,923	$10,718
Expense	7,364	10,230
Changes due to acquisitions/divestitures	(98)	10,211
Payments / deductions	(8,618)	(12,464)
Currency translation	91	228
Balance at end of period	$17,662	$18,923

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2014, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013
Beginning claims	50,899	56,208	51,490	56,442	56,442
New claims	662	734	1,342	1,526	2,950
Settlements	(251)	(217)	(554)	(454)	(1,142)
Dismissals	(1,540)	(1,756)	(2,508)	(2,545)	(6,762)
MARDOC claims*	—	—	—	—	2
Ending claims	49,770	54,969	49,770	54,969	51,490
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

Of the 49,770 pending claims as of June 30, 2014, approximately 19,000 claims were pending in New York, approximately 9,600 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 400 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
Substantially all of the claims the Company resolves are either dismissed or concluded through settlements. To date, the Company has paid three judgments arising from adverse jury verdicts in asbestos matters. The first payment, in the amount of $2.54 million, was made on July 14, 2008, approximately two years after the adverse verdict in the Joseph Norris matter in California, after the Company had exhausted all post-trial and appellate remedies. The second payment, in the amount of $0.02 million, was made in June 2009 after an adverse verdict in the Earl Haupt case in Los Angeles, California on April 21, 2009. The third payment, in the amount of $0.9 million, was made in June 2014, approximately two years after the adverse verdict in the William Paulus matter in California, after the Company had exhausted all post-trial and appellate remedies.
The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs have requested a rehearing in the Superior Court, which the defendants, including the Company, have opposed. By order dated November 18,

2013, the Superior Court vacated the panel opinion, and granted en banc reargument, which is scheduled to be heard in the third quarter of 2014.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company will appeal to the New York Court of Appeals.
On March 9, 2012, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' non-economic damages of $6.5 million, plus a portion of plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company appealed, and the judgment was affirmed by order dated February 21, 2014. The Company sought review of certain aspects of the ruling before the California Supreme Court, and review was denied.  Having exhausted all post-trial and appellate remedies, the Company in June 2014 paid to plaintiffs the amount of $0.9 million, the judgment including interest, and this amount is included in second quarter indemnity totals
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied.  The Company intends to seek review before the New York Court of Appeals.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, and the California Supreme Court denied review of this ruling. The Court of Appeal reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending.
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

On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Post-trial motions were denied, and the court will set a hearing to assess the amount of damages. Plaintiffs have requested judgment in the amount of $1.1 million. The Company plans to pursue an appeal if necessary.
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
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim.  The two claims were consolidated for trial.  The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  The Company plans to pursue appeals if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2014 and 2013 totaled $45.0 million and $43.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2014 and 2013 totaled $30.8 million and $28.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013
Settlement / indemnity costs incurred (1)	$7.6	$7.4	$15.2	$14.3	$31.6
Defense costs incurred (1)	16.9	15.1	29.7	28.9	59.1
Total costs incurred	$24.4	$22.6	$45.0	$43.1	$90.8

Settlement / indemnity payments	$5.6	$9.3	$12.4	$18.9	$37.8
Defense payments	16.0	14.8	27.4	27.8	59.5
Insurance receipts	(3.8)	(5.6)	(9.0)	(17.7)	(34.5)
Pre-tax cash payments	$17.8	$18.4	$30.8	$28.9	$62.8

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2014, the Company has resolved (by settlement or dismissal) approximately 103,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $415 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2013, 2012 and 2011 was $3,300, $6,300 and $4,123,

respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through June 30, 2014, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2014. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $659 million as of June 30, 2014. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2014 was $88 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $162 million as of June 30, 2014.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2014 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. The total estimated gross liability was $24.8 million as of June 30, 2014, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.2 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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
On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2014, the Company has recorded a receivable of $6.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed initial human health and baseline ecological risk assessments in 2010, and has been in the process of revising these risk assessments; final human health risk assessments were projected to be completed by mid-April 2014, and final baseline ecological risk assessments were projected to be completed by mid-June 2014, but it is unknown whether FWS met these projected completion dates. GD-OTS expects to submit a revised remedial investigation report within sixty days after the issuance of final baseline ecological risk assessments. Further, based on discussions with FWS, GD-OTS contemplates performing a remedial investigation “addendum” in 2014 to address potential data gaps, which is anticipated to include additional groundwater sampling in bedrock in certain areas of the Crab Orchard Site. Work on interim deliverables for the feasibility study is reportedly underway, with submission of the draft feasibility study report projected for mid-2016. It is unclear when a final Record of Decision may be issued.
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

Other Proceedings
In 2009, at the request of the New Jersey Department of Environmental Protection, the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding a former manufacturing facility in Roseland, New Jersey (the "Site"), where the Company had performed soil and groundwater remediation activities after the manufacturing facility was closed in the mid-1980s, to determine if any contaminants (volatile organic compound vapors from groundwater) from the Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJ DEP's recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 138 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Site. The plaintiffs in these cases amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly report its waste discharge practices in the late 1960s and early 1970s, and for natural resource damages. In late December 2013, the plaintiffs moved to have a class of 139 homeowners certified, and the motion was granted in early February 2014. At the same time the Court also entered partial summary judgment on liability for the three homes where the Company had installed vapor mitigation equipment. The Company reached an agreement to settle all current claims with the class and individual plaintiffs for a one-time payment of $6.5 million. This agreement was approved by the Court on July 23, 2014 and its settlement amount is expected to be paid on or about August 8, 2014.
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

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1,258	$1,498	$25	$18	$2,516	$3,027	$42	$45
Interest cost	10,234	8,878	91	62	20,467	18,289	193	186
Expected return on plan assets	(15,713)	(12,728)	—	—	(31,427)	(25,941)	—	—
Amortization of prior service cost	30	13	(56)	(59)	60	7	(115)	(118)
Amortization of net loss (gain)	1,257	3,723	(67)	12	2,514	6,887	(100)	(23)
Net periodic cost	$(2,934)	$1,384	$(7)	$33	$(5,870)	$2,269	$20	$90
The Company expects, based on current actuarial calculations, to contribute approximately $24 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2014, of which $12.7 million and $0.3 million have been contributed during the first six months of 2014, respectively. The Company contributed $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

Effective Tax Rates

The Company's effective tax rates are as follows:

	2014	2013
Three months ended June 30,	30.9%	32.9%
Six months ended June 30,	31.3%	30.6%

The Company’s effective tax rate for the three months ended June 30, 2014 is lower than the prior year’s comparable period primarily due to income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses. These items were partially offset by the effect of the statutory expiration of the U.S. federal research tax credit as of December 31, 2013 and a lower U.S. federal tax benefit from domestic manufacturing activities.
The Company’s effective tax rate for the six months ended June 30, 2014 is higher than the prior year’s comparable period primarily due to the absence of tax benefits related to the U.S. federal research tax credit, including both the one-time benefit recognized in the first quarter of 2013 related to the credit’s extension with retroactive effect to January 1, 2012 and the effect of the credit’s statutory expiration as of December 31, 2013. These items were partially offset by income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses.
The Company’s effective tax rates for both the three and six months ended June 30, 2014 is lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by net U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits

During the three and six months ended June 30, 2014, the Company’s gross unrecognized tax benefits increased by $3.1 million and $4.3 million, respectively, primarily as a result of tax positions taken in both the current and prior periods. During the three and six months ended June 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $3.1 million and $4.5 million, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2014, the Company recognized $0.3 million and $0.4 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statement of operations. At June 30, 2014 and December 31, 2013, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s condensed consolidated balance sheets was $4.4 million and $4.0 million, respectively.
During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may increase by approximately $1.5 million due to a combination of tax positions expected to be taken during the course of the year, the expiration of the statute of limitations on assessment, and settlements with tax authorities.
Income Tax Examinations
The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company’s federal income tax returns for the years 2010 through 2012 are currently under audit by the U.S. Internal Revenue Service. In addition, certain of the Company’s consolidated federal tax carryforwards generated before 2010 remain subject to examination, as do acquired subsidiaries’ federal income tax returns (2010 through 2012) and federal tax carryforwards (2006 through 2012).
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. As of June 30, 2014, the Company and it is subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2011). In addition, the Company’s appeal of certain Canadian tax assessments (2007 through 2009) is on-going.

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
Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of June 30, 2014 and December 31, 2013:

(in thousands)	June 30, 2014	December 31, 2013
Long-term debt consists of:
2.75% notes due 2018	$249,970	$249,965
4.45% notes due 2023	299,977	299,976
6.55% notes due 2036	199,245	199,229
Total long-term debt	$749,192	$749,170
Short-term borrowings	$153,806	$125,826

During the six months ended June 30, 2014, the Company borrowed $28 million from its Amended and Restated Credit Agreement five year credit facility. These borrowings are classified as short-term on our Condensed Consolidated Balance Sheets.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2014, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $289 million and $300 million as of June 30, 2014 and December 31, 2013, respectively. The settlement of derivative contracts for the three months ended June 30, 2014 and 2013 resulted in a net cash (outflows) inflows of ($2.7 million) and $7.7 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2014 and December 31, 2013, the Company's receivable position for the foreign exchange contracts was $3.3 million and $2.8 million, respectively. As of June 30, 2014 and December 31, 2013, the Company's payable position for the foreign exchange contracts was $12.3 million and $5.9 million, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$3,312	$—	$3,312	$—	$2,787	$—	$2,787
Liabilities:
Derivatives - foreign exchange contracts	$—	$12,282	$—	$12,282	$—	$5,861	$—	$5,861
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $811.0 million and $759.7 million at June 30, 2014 and December 31, 2013, respectively.

Note 14 - Restructuring
2014 Repositioning Actions
The Company recorded pre-tax restructuring charges of $7.7 million in the first half of 2014, including $3.6 million related to the consolidation of a facility in the U.K in the Fluid Handling segment and $4.1 million associated with certain facility consolidation activities in the Aerospace & Electronics segment. These charges primarily included severance and move costs related to the transfer of certain manufacturing operations. The Company expects these repositioning actions to result in workforce reductions of approximately 180 employees, or about 2%, of the Company’s global workforce.
The following table summarizes the accrual balances related to these restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at June 30, 2014
Fluid Handling
Severance	$—	$3,406	$(158)	$3,248
Other	—	211	(190)	$21
Total Fluid Handling	$—	$3,617	$(348)	$3,269

Aerospace & Electronics
Severance	$—	$3,688	$(1,691)	$1,997
Other	—	408	(218)	190
Total Aerospace & Electronics	$—	$4,096	$(1,909)	$2,187
Total Restructuring	$—	$7,713	$(2,257)	$5,456
The Company expects to incur additional restructuring and related charges of approximately $5 million to complete these actions.
Acquisition Related Restructuring
In the first half of 2014, the Company recorded pre-tax restructuring charges of $5.6 million related to the December 2013 acquisition of MEI in the Company's Payment & Merchandising Technologies segment. The Company expects these 2014 actions to result in workforce reductions of approximately 60 employees, or less than 1% of the Company’s global workforce.
The following table summarizes the accrual balances related to these restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at June 30, 2014
Severance	$—	$5,457	$(2,458)	$2,999
Other	—	160	(160)	$—
Payment & Merchandising Technologies	$—	$5,617	$(2,618)	$2,999
The Company expects to incur additional restructuring and related charges of approximately $1 million to complete these actions.

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
Although we remain cautious about the pace of the recovery of the global economy, we are expecting a gradual improvement in organic sales in 2014, as the majority of our business is tied to the recovering economies in North America and Europe. Specifically, in 2014, we expect full year sales of approximately $3 billion driven by 1% to 3% of organic sales growth and the full year impact of sales from MEI. Also, in connection with the recent acquisition of MEI, we expect to incur $18 to $21 million in transaction and integration related costs and inventory step up amortization charges. In addition, we expect modest repositioning actions in 2014, reflecting our continued focus on margin expansion. The costs associated with these repositioning actions are expected to be $10 to $13 million and are expected to be largely offset by gains from expected sales of certain company owned real estate. Savings associated with these repositioning actions are estimated to be $5 million in 2015 and to increase to $10 million on an annual basis beginning in 2016.
Fluid Handling
In 2014, in our Fluid Handling segment, we expect full year modest sales growth driven primarily by a gradual strengthening in our ChemPharma & Energy valve business. Geographically, we expect the second half improvement in the Americas, China and the Middle East with continued softness in Europe. We expect strength in the power and refining end markets, partially offset by a slower than expected recovery in the chemical end market. With respect to our commercial valve businesses, we anticipate activity in Canada to remain soft in 2014 driven by weaker non-residential construction and mining end markets; and while we are seeing some improvement in Europe, markets remain generally uncertain. We expect to grow operating profit, driven by leverage on higher sales and a continued focus on productivity.
Payment & Merchandising Technologies
In 2014, we anticipate Payment & Merchandising Technologies sales to increase substantially, primarily resulting from growth in Crane Payment Innovations ("CPI") and, to a lesser extent, higher sales from Merchandising Systems (formerly Vending Solutions). We expect CPI sales to increase substantially resulting from sales contributed from the acquisition of MEI, partially offset by lost sales associated with a divested product line and a licensing arrangement, both of which were required by the European Commission. We expect segment operating profit to increase commensurate with the net increase in sales contributed from the acquisition, partly offset by the impact of the above mentioned transaction and integration-related costs and inventory step-up amortization charges.
Aerospace & Electronics
In 2014, we believe market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in Aerospace group sales as a result of original equipment manufacturers ("OEM") sales growth as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. We expect sales in our Electronics Group to be modestly lower as a result of continued delays in defense-related programs. Overall, in 2014, we expect total segment sales to be slightly higher. We expect segment operating profit in 2014 to decline slightly primarily due to incremental costs associated with repositioning of certain facilities, and to a lesser extent, the impact of the lower sales in Electronics and higher engineering expense related to new program wins and new product development initiatives in both businesses. These impacts are expected to be partially offset by strong leverage on the higher volumes in the Aerospace Group.
Engineered Materials
In 2014, we expect the Engineered Materials segment will show improvement in sales, driven primarily by year to date growth in RV-related applications and a gradual improvement in Building Products shipments over the course of the year. We expect to be able to leverage this growth together with additional productivity initiatives to drive operating profit and margin improvement.

Results from Operations – Three Month Periods Ended June 30,
All comparisons below refer to the second quarter 2014 versus the second quarter 2013, unless otherwise specified.
Second quarter of 2014 compared with second quarter of 2013

	Second Quarter		Change
(dollars in millions)	2014	2013	$	%
Net sales	$750.1	$648.7	$101.4	15.6%
Operating profit	97.6	88.8	8.7	9.8%
Restructuring charges	3.3	—	3.3	NM
Acquisition integration related charges	2.0	—	2.0	NM
Operating margin	13.0%	13.7%
Other income (expense):
Interest income	0.4	0.5	(0.2)	(29.7)%
Interest expense	(9.8)	(7.2)	(2.5)	34.8%
Miscellaneous - net	(1.5)	0.4	(1.9)	(472.9)%
	(10.9)	(6.3)	(4.6)	72.7%
Income before income taxes	86.7	82.5	4.1	5.0%
Provision for income taxes	26.8	27.1	(0.4)	(1.3)%
Net income before allocation to noncontrolling interests	59.9	55.4	4.5	8.1%
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.5	(0.3)	(55.6)%
Net income attributable to common shareholders	$59.7	$54.9	$4.8	8.8%
Second quarter 2014 sales increased $101.4 million, or 15.6%, compared to the second quarter of 2013. Core business sales for the second quarter increased approximately $0.6 million, or 0.1%; sales from acquisitions, net of divestitures, increased sales by $93.8 million, or 14.5%; and the impact of currency translation increased reported sales by approximately $6.9 million, or 1.1%. Net sales related to operations outside the U.S. were 42.3% and 41.1% of total net sales for the quarters ended June 30, 2014 and 2013, respectively.
Operating profit was $97.6 million in the second quarter 2014 compared to $88.8 million in the same period of 2013. The increase in operating profit reflected improved performance in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by declines in our Fluid Handling and Aerospace & Electronics segments. Operating profit in the second quarter of 2014 included restructuring and related charges of $3.3 million associated with repositioning actions designed to improve profitability in 2015 and 2016, integration costs of $2.0 million related to the acquisition of MEI and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey. Operating profit in the second quarter 2013 included transaction costs of $6.9 million related to the acquisition of MEI. Operating profit margins were 13.0% in the second quarter of 2014, compared to 13.7% in the comparable period in 2013.
Interest expense was $9.8 million in the second quarter of 2014 compared to $7.2 million in the same period of 2013.  The increase reflects the higher levels of outstanding debt driven by the December 2013 acquisition of MEI.

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
Our effective tax rate for the three months ended June 30, 2014 is lower than the prior year’s comparable period primarily due to income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses. These items were partially offset by the effect of the statutory expiration of the U.S. federal research tax credit as of December 31, 2013 and a lower U.S. federal tax benefit from domestic manufacturing activities.

Segment Results of Operations Three Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2014	2013
Sales	$324.5	$333.8	$(9.3)		(2.8)%
Operating profit	$52.2	$54.2	$(2.0)	1	(3.7)%
Restructuring charges *	$0.4	$—
Operating margin	16.1%	16.2%
* The restructuring charges are included in operating profit and operating margin.
Second quarter 2014 sales decreased by $9.3 million from $333.8 million in second quarter 2013 to $324.5 million in the second quarter 2014, including a core sales decrease of $10.8 million, or 3.2%, and the divestiture impact of $2.4 million, or 0.7%, partially offset by favorable foreign currency translation of $4.0 million, or 1.2%. The core sales decline was driven primarily by lower sales in our valve services business which benefited from a strong nuclear outage season last year. Operating profit in the second quarter of 2014 decreased $2.0 million, or 3.7%, primarily as a result of the $3.4 million impact from lower sales and an unfavorable sales mix, partially offset by productivity gains and lower pension expense.
The Fluid Handling segment backlog was $368 million at June 30, 2014, compared with $334 million (which includes $6 million pertaining to a business divested in June 2014) at December 31, 2013 and $350 million (which includes $4 million pertaining to a business divested in June 2014) million at June 30, 2013.

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2014	2013
Sales	$184.6	$84.8	$99.8	117.6%
Operating profit	$18.6	$8.9	$9.8	110.2%
Acquisition, integration and restructuring related charges*	$2.7	$—
Operating margin	10.1%	10.5%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Second quarter 2014 sales increased $99.8 million, or 117.6%, reflecting a sales increase resulting from the December 2013 acquisition of MEI of $96.2 million, or 113.3% (included within Crane Payment Innovations); favorable foreign currency translation of $2.7 million, or 3.1% and core sales increase of $0.9 million, or 1.1%; with Merchandising Systems increasing primarily from strong sales to certain large customers, partially offset by Crane Payment Innovations declining slightly from lower sales in the gaming end markets. Continued demand for our products in China and India led to higher sales in our financial services vertical. Operating profit of $18.6 million increased $9.8 million in the second quarter of 2014 compared to the second quarter 2013. The increase in operating profit was primarily driven by the impact of the MEI acquisition partially offset by the acquisition, integration and restructuring related charges of $2.7 million.

The Payment & Merchandising Technologies segment backlog was $70 million (which includes $39 million pertaining to the MEI acquisition) at June 30, 2014 compared with $52 million (which includes $32 million pertaining to the MEI acquisition) at December 31, 2013 and $26 million at June 30, 2013.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2014	2013
Sales	$177.6	$172.4	$5.2	3.0%
Operating profit	$35.9	$37.0	$(1.2)	(3.1)%
Restructuring and related charges*	$1.3	$—	$1.3	NM
Operating margin	20.2%	21.5%
* The restructuring and related charges are included in operating profit and operating margin.
The second quarter sales increase of $5.2 million reflected an increase of $6.0 million in the Aerospace Group and a $0.9 million decrease in the Electronics Group. Segment operating profit decreased $1.2 million, or 3.1%, in the second quarter of 2014 when compared to the same period in the prior year, primarily driven by a decrease in operating profit in the Aerospace Group.
Aerospace Group sales of $112.8 million increased $6.0 million, or 5.6%, from $106.7 million in the prior year period. OEM product sales increased $5.9 million, or 8.8%, primarily reflecting an increase in commercial OEM and military sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft. Aftermarket sales increased $0.2 million, or 0.5%, compared to the prior year driven by strong sales of military spares, largely offset by weaker modernization and upgrade ("M&U") sales. Commercial aftermarket sales declined $1.2 million, or 3.9%, reflecting lower M&U product sales. The increase in military aftermarket sales of $1.3 million, or 13.6%, was primarily driven by higher military spares. During the second quarter of 2014, sales to OEMs and sales to aftermarket customers were 64.5% and 35.5%, respectively, of total sales, compared to 62.7% and 37.3%, respectively, in the same period last year. Aerospace operating profit decreased by $1.1 million in the second quarter of 2014, compared to the second quarter of 2013, primarily due to a planned increase in engineering and new product development spending supporting new program wins and new product development initiatives.
Electronics Group sales of $64.8 million decreased $0.9 million, or 1.3%, from $65.7 million in the prior year period. The sales decrease reflects lower sales of our Microwave Solutions products primarily reflecting delays in defense-related programs. Operating profit was flat compared to the second quarter of 2013. The restructuring charges of $1.3 million recorded in the second quarter of 2014 was offset by productivity gains.
The Aerospace & Electronics segment backlog was $397 million at June 30, 2014, compared with $361 million at December 31, 2013 and $403 million at June 30, 2013.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2014	2013
Sales	$63.4	$57.7	$5.7	9.8%
Operating profit	$9.8	$9.2	$0.6	6.5%
Operating margin	15.4%	15.9%

Second quarter 2014 sales of $63.4 million increased $5.7 million, or 9.8%, reflecting higher sales to our recreation vehicle ("RV"), transportation related customers and building products customers. We experienced a $4.9 million, or 17.6%, increase in sales to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through the second quarter. Transportation-related sales increased 6.7%, reflecting higher sales of aerodynamic side skirts for trailers. Sales to our building product customers increased 2.0%, reflecting a slow recovery in commercial construction end markets in the United States. Operating profit in the second quarter of 2014 increased $0.6 million, or 6.5%, primarily as a result of the $1.5 million impact from higher sales and productivity gains, partially offset by unfavorable product mix and material costs.
The Engineered Materials segment backlog was $17 million at June 30, 2014, compared with $15 million at December 31, 2013 and $14 million at June 30, 2013.

Results from Operations – Six Month Periods Ended June 30
All comparisons below refer to the first six months of 2014 versus the first six months of 2013, unless otherwise specified
Year-to-date period ended June 30, 2014 compared to year-to-date period ended June 30, 2013

	Year-to-Date			Change
(dollars in millions)	2014		2013	$	%
Net sales	$1,466.9		$1,276.3	190.6	14.9%
Operating profit	179.0		175.7	3.2	1.8%
Restructuring charges	13.3		—
Acquisition integration related charges	6.8		—
Operating margin	12.2%		13.8%
Other income (expense):
Interest income	0.8		1.2	(0.4)	(34.8)%
Interest expense	(19.6)		(14.0)	(5.6)	40.1%
Miscellaneous - net	(1.7)	**	0.3	(2.0)	(699.3)%
	(20.5)		(12.5)	(8.0)	63.9%
Income before income taxes	158.4		163.2	(4.8)	(2.9)%
Provision for income taxes	49.6		49.9	(0.2)	(0.4)%
Net income before allocation to noncontrolling interests	108.8		113.4	(4.6)	(4.1)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.4		0.7	(0.3)	(43.4)%
Net income attributable to common shareholders	108.4		112.7	(4.3)	(3.8)%

Year to date 2014 sales increased $190.6 million, or 14.9%, over the same period in 2013. Sales related to the MEI acquisition increased sales by $177.9 million, or 13.9%. Core business sales for the first half of 2014 increased approximately $6.9 million, or 0.5%, and the impact of currency translation increased reported sales by approximately $5.7 million, or 0.4%. Net sales related to operations outside the U.S. for the six month periods ended June 30, 2014 and 2013 were 42.0% and 40.9% of total net sales, respectively.
Operating profit was $179.0 million in the first six months of 2014, compared to $175.7 million in the comparable period of 2013. The increase in operating profit reflected improved performance in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by decreases in our Aerospace & Electronics and Fluid Handling segments. Operating profit margins were 12.2% in the first six months of 2014, compared to 13.8% in the comparable period of 2013. Operating profit in the first six months of 2014 included restructuring and related charges of $13.3 million associated with repositioning actions designed to improve profitability in 2015 and 2016, integration costs of $6.8 million related to the acquisition of MEI and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey. Operating profit in the first six months of 2013 included transaction costs of $9.7 million related to the acquisition of MEI.

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
Our effective tax rate for the six months ended June 30, 2014 is higher than the prior year’s comparable period primarily due to the absence of tax benefits related to the U.S. federal research tax credit, including both the one-time benefit recognized in the first quarter of 2013 related to the credit’s extension with retroactive effect to January 1, 2012 and the effect of the credit’s statutory expiration as of December 31, 2013. These items were partially offset by income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses.

Segment Results of Operations Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$635.4	$646.8	$(11.4)	(1.8)%
Operating profit	$96.7	$100.1	$(3.4)	(3.4)%
Restructuring charge*	$3.6	$—
Operating margin	15.2%	15.5%
* Restructuring charges are included in operating profit and operating margin.
Year to date 2014 sales decreased $11.4 million, or 1.8%, including a core sales decrease of $12.7 million, or 2.0%, and the divestiture impact of $2.4 million, or 0.4%, partially offset by favorable foreign currency translation of $3.7 million, or 0.6% The core sales decline was driven primarily by lower sales in our valve services business which benefited from a strong nuclear outage season last year. Operating profit in the second quarter of 2014 decreased $3.4 million, or 3.4%, primarily reflecting the restructuring charge of $3.6 million recorded in the first half of 2014, the impact of lower volume and an unfavorable sales mix, partially offset by productivity gains and lower pension expense.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$353.7	$174.3	$179.4	102.9%
Operating profit	$26.1	$19.0	$7.1	37.1%
Acquisition, integration and restructuring related charges*	$15.1	$—
Operating margin	7.4%	10.9%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Year to date 2014 sales increased $179.4 million, or 102.9%, reflecting a sales increase resulting from the December 2013 acquisition of MEI of $180.3 million, or 103.5% (included within Crane Payment Innovations) and favorable foreign currency translation of $1.5 million, or 0.9%, partially offset by a core sales decrease of $2.4 million, or 1.4%; with Merchandising Systems increasing primarily from strong sales to certain large customers, partially offset by Crane Payment Innovations declining due to lower sales in the gaming, vending and transportation end markets.  Continued demand for our products in China and India led to higher sales in our financial services vertical market. Operating profit of $26.1 million increased $7.1 million in the first half of 2014 compared to the same period in the prior year. The increase in operating profit was primarily driven by the impact of the MEI acquisition partially offset by the acquisition, integration and restructuring related charges of $15.1 million.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$346.5	$337.3	$9.2	2.7%
Operating profit	$68.4	$77.2	$(8.7)	(11.3)%
Restructuring charge*	4.1	—
Operating margin	19.8%	22.9%
* Restructuring charges are included in operating profit and operating margin.
The year to date 2014 sales increase of $9.2 million reflected a sales increases of $11.3 million in the Aerospace Group, partially offset by a decrease of $2.1 million in the Electronics Group. The segment’s operating profit decreased $8.7 million, or 11.3%, in the first six months of 2014 when compared to the same period in the prior year, driven by operating profit decreases in both the Aerospace and Electronics Groups.
Year to date Aerospace Group sales of $222.3 million increased $11.3 million, or 5.4%, from $211.0 million in the prior year period. OEM product sales increased $9.8 million, or 7.4%, primarily reflecting an increase in commercial OEM and military sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft.
Aftermarket sales increased $1.6 million, or 2.0%, compared to the prior year driven by an increase in sales of commercial spares and commercial repair and overhaul (R&O) sales, partially offset by weaker M&U sales. Commercial aftermarket sales increased $2.0 million, or 3.3%, reflecting higher commercial spares. The decrease in military aftermarket sales of $0.4 million, or 1.9%, was primarily driven by lower military R&O sales. During the first half of 2014, sales to OEMs and sales to aftermarket customers were 63.7% and 36.3%, respectively, of total sales, compared to 62.5% and 37.5%, respectively, in the same period last year. Aerospace operating profit decreased by 7.0% in the first half of 2014, compared to the first half of 2013, primarily due to an increase in engineering and new product development spending supporting new program wins and new product development initiatives.
Electronics Group sales of $124.3 million decreased $2.1 million, or, 1.6%, from $126.3 million in the prior year period. The sales decrease reflects lower sales of our Microwave Solutions products primarily reflecting delays in defense-related programs. Operating profit decreased compared to the first half of 2013, driven primarily by restructuring charges of $4.1 million recorded in the first six months of 2014. These charges are related to our decision to consolidate two facilities in response to lower defense spending by the U.S. government. To a lesser extent, the lower operating profit also reflects the impact of the slightly lower sales and an increase in engineering expense in support of new product development initiatives.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$131.4	$118.0	$13.4	11.4%
Operating profit	$20.6	$17.7	$2.8	15.9%
Operating margin	15.7%	15.0%

Year to date 2014 sales of $131.4 million increased $13.4 million, or 11.4%, reflecting higher sales to our RV and transportation related customers, partially offset by lower sales to our building products and international customers. We experienced a $12.2 million, or 21.6%, increase in sales to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through the first half of 2014. Transportation-related sales increased 15.8%, reflecting higher sales in Latin America, timing of a large fleet built with one customer in North America and higher sales of aerodynamic side skirts for trailers. Sales to our building product customers decreased 2.4%, reflecting a slow recovery in commercial construction end markets in the United States. Operating profit in the first half of 2014 increased $2.8 million, or 15.9%, primarily as a result of the $3.4 million impact from higher sales and strong productivity gains, partially offset by unfavorable product mix.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by paying dividends and/or repurchasing shares.
Cash and cash equivalents increased by $44 million to $314 million at June 30, 2014 compared with $271 million at December 31, 2013. Our current cash balance, together with cash we expect to generate from future operations and the $347 million available under our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $153 million outstanding under our $500 million Amended and Restated Credit Agreement which expires in May 2017.  There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $659 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $24.8 million related to environmental remediation costs projected through 2016 related to our Superfund Site in Goodyear, Arizona.
We have approximately $274 million of cash held by our non-U.S. subsidiaries as of June 30, 2014, which would be subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $45.3 million in the first six months of 2014, an increase of $34.7 million compared to the first six months of 2013. The increase resulted primarily from lower working capital requirements. Net asbestos-related payments in the first six months of 2014 and 2013 were $30.8 million and $28.9 million, respectively. In 2014, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million to $70 million and contributions to our defined benefit plans of approximately $24 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $11.4 million in the first six months of 2014, compared to cash used for investing activities of $11.8 million in the comparable period of 2013. The increase in cash used for investing activities was primarily due to an $8.7 million increase in capital spending to $20.7 million in the first six months of 2014, partially offset by proceeds from a purchase price adjustment related to the acquisition of MEI and the divestiture of a small business. Capital expenditures are made primarily for replacing equipment, supporting new product development, improving information systems and increasing capacity. We expect our capital expenditures to approximate $45 million in 2014, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments, as well as higher capital expenditures for Payment & Merchandising Technologies as a result of the MEI acquisition.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash provided by financing activities was $8.0 million during the first six months of 2014 compared to $5.5 million used during the first six months of 2013. The higher levels of cash provided by financial activities was primarily due to an increase in proceeds received from our credit facility of $28 million, partially offset by lower net proceeds received from employee stock option exercises during the period.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Condensed Consolidated Financial Statements.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2014. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 5, 2014	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 5, 2014		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.