Form 10-Q
period 2014-09-30
CRANE CO /DE/
filed 2014-11-07
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2014
Common stock, $1.00 Par Value – 58,984,005 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$727,413	$637,515	$2,194,339	$1,913,832
Operating costs and expenses:
Cost of sales	476,291	421,317	1,427,056	1,257,161
Selling, general and administrative	144,402	127,189	461,512	391,916
Environmental provision	55,800	—	55,800	—
Restructuring charges	2,203	—	15,533	—
Acquisition integration related charges	984	—	7,739	—
Operating profit	47,733	89,009	226,699	264,755
Other income (expense):
Interest income	383	337	1,136	1,488
Interest expense	(9,556)	(6,688)	(29,129)	(20,651)
Miscellaneous - net	342	(456)	(1,376)	(170)
	(8,831)	(6,807)	(29,369)	(19,333)
Income before income taxes	38,902	82,202	197,330	245,422
Provision for income taxes	10,686	24,719	60,333	74,583
Net income before allocation to noncontrolling interests	28,216	57,483	136,997	170,839
Less: Noncontrolling interest in subsidiaries’ earnings	137	352	537	1,043
Net income attributable to common shareholders	$28,079	$57,131	$136,460	$169,796
Earnings per basic share	$0.48	$0.98	$2.32	$2.94
Earnings per diluted share	$0.47	$0.97	$2.28	$2.89
Average basic shares outstanding	58,971	58,093	58,770	57,814
Average diluted shares outstanding	59,903	59,035	59,734	58,737
Dividends per share	$0.33	$0.30	$0.93	$0.86

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income before allocation to noncontrolling interests	$28,216	$57,483	$136,997	$170,839
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(70,161)	30,343	(60,808)	8,015
Changes in pension and postretirement plan assets and benefit obligation, net of tax	855	2,290	3,167	6,872
Other comprehensive (loss) income	(69,306)	32,633	(57,641)	14,887
Comprehensive (loss) income before allocation to noncontrolling interests	(41,090)	90,116	79,356	185,726
Less: Noncontrolling interests in comprehensive (loss) income	(12)	427	413	974
Comprehensive (loss) income attributable to common shareholders	$(41,078)	$89,689	$78,943	$184,752
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$301,672	$270,643
Accounts receivable, net	442,535	437,541
Current insurance receivable - asbestos	22,783	22,783
Inventories, net:
Finished goods	127,585	108,409
Finished parts and subassemblies	38,601	36,645
Work in process	62,497	55,434
Raw materials	180,361	168,398
Inventories, net	409,044	368,886
Current deferred tax asset	32,460	31,651
Other current assets	17,590	17,588
Total current assets	1,226,084	1,149,092
Property, plant and equipment:
Cost	838,417	841,231
Less: accumulated depreciation	543,655	536,176
Property, plant and equipment, net	294,762	305,055
Long-term insurance receivable - asbestos	132,427	148,222
Long-term deferred tax assets	175,470	186,734
Other assets	130,142	112,265
Intangible assets, net	371,567	408,923
Goodwill	1,223,653	1,249,316
Total assets	$3,554,105	$3,559,607
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2014	December 31, 2013
Liabilities and equity
Current liabilities:
Short-term borrowings	$114,814	$125,826
Accounts payable	224,791	229,828
Current asbestos liability	88,038	88,038
Accrued liabilities	220,744	223,148
U.S. and foreign taxes on income	9,523	2,062
Total current liabilities	657,910	668,902
Long-term debt	749,202	749,170
Accrued pension and postretirement benefits	121,372	151,133
Long-term deferred tax liability	71,894	76,041
Long-term asbestos liability	548,542	610,530
Other liabilities	133,355	89,158
Total liabilities	2,282,275	2,344,934
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72,426	72,426
Capital surplus	244,584	228,537
Retained earnings	1,484,903	1,403,202
Accumulated other comprehensive loss	(106,168)	(48,651)
Treasury stock	(434,682)	(451,195)
Total shareholders’ equity	1,261,063	1,204,319
Noncontrolling interests	10,767	10,354
Total equity	1,271,830	1,214,673
Total liabilities and equity	$3,554,105	$3,559,607

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,443,528)	(14,240,852)
Common stock outstanding	58,982,611	58,185,287
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net income attributable to common shareholders	$136,460	$169,796
Noncontrolling interests in subsidiaries’ earnings	537	1,043
Net income before allocation to noncontrolling interests	136,997	170,839
Environmental provision	55,800	—
Restructuring - non cash	954	—
Depreciation and amortization	57,954	38,159
Stock-based compensation expense	15,944	16,299
Defined benefit plans and postretirement (income) expense	(8,775)	3,539
Deferred income taxes	3,686	18,124
Cash used for operating working capital	(47,310)	(88,808)
Defined benefit plans and postretirement contributions	(22,744)	(13,185)
Environmental payments, net of reimbursements	(8,597)	(11,202)
Payments for asbestos-related fees and costs, net of insurance recoveries	(46,193)	(48,314)
Other	(24,282)	5,548
Total provided by operating activities	113,434	90,999
Investing activities:
Capital expenditures	(32,152)	(19,016)
Proceeds from disposition of capital assets	4,976	372
Proceeds from divestiture	2,081	—
Proceeds from acquisition	6,100	—
Total used for investing activities	(18,995)	(18,644)
Financing activities:
Equity:
Dividends paid	(54,759)	(49,778)
Stock options exercised - net of shares reacquired	8,747	24,083
Excess tax benefit from stock-based compensation	7,869	5,787
Debt:
Change in short-term debt	(11,000)	123,197
Repayment of long-term debt	—	(200,000)
Total used for financing activities	(49,143)	(96,711)
Effect of exchange rates on cash and cash equivalents	(14,267)	3,813
Increase (Decrease) in cash and cash equivalents	31,029	(20,543)
Cash and cash equivalents at beginning of period	270,643	423,947
Cash and cash equivalents at end of period	$301,672	$403,404
Detail of cash used for working capital:
Accounts receivable	$(7,632)	$(42,883)
Inventories	(50,467)	(9,605)
Other current assets	(436)	10
Accounts payable	(1,167)	(5,901)
Accrued liabilities	(2,430)	(30,536)
U.S. and foreign taxes on income	14,822	107
Total	$(47,310)	$(88,808)
Supplemental disclosure of cash flow information:
Interest paid	$21,061	$20,491
Income taxes paid	$33,956	$50,565
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
Recent Accounting Pronouncements
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In April 2014, the FASB issued amended guidance to change the reporting of discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The amendment only allows disposals of components of an entity that represent a strategic shift and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The amendment requires expanded disclosure in the financial statements for discontinued operations, as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The amendment is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company has adopted this guidance, which has had no material impact on its consolidated financial position, results of operations, cash flows and disclosures.

Note 2 - Segment Results
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reportable segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Furthermore, Corporate consists of corporate office expenses including related compensation, benefits, occupancy, depreciation, and other administrative costs. Financial information by reportable segment is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net sales
Fluid Handling	$314,461	$322,152	$949,812	$968,926
Payment & Merchandising Technologies	181,057	83,636	534,753	257,927
Aerospace & Electronics	167,158	169,771	513,672	507,046
Engineered Materials	64,737	61,956	196,102	179,933
Total	$727,413	$637,515	$2,194,339	$1,913,832
Operating profit (loss)
Fluid Handling [a]	$48,131	$46,594	$144,832	$146,688
Payment & Merchandising Technologies [b]	25,134	7,869	51,225	26,902
Aerospace & Electronics [c]	29,870	38,105	98,312	115,257
Engineered Materials	9,038	10,792	29,602	28,538
Corporate [d]	(8,640)	(14,351)	(41,472)	(52,630)
Environmental provision [e]	(55,800)	—	(55,800)	—
Total	47,733	89,009	226,699	264,755
Interest income	383	337	1,136	1,488
Interest expense	(9,556)	(6,688)	(29,129)	(20,651)
Miscellaneous - net [f]	342	(456)	(1,376)	(170)
Income before income taxes	$38,902	$82,202	$197,330	$245,422

a Includes $372 and $3,989 of restructuring charges for the three and nine months ended September 30, 2014, respectively.
b Includes $110 of restructuring charges and $1,830 of acquisition integration related costs for the three months ended September 30, 2014 and $5,727 of restructuring charges, $6,496 of acquisition integration related costs and $4,790 of acquisition related inventory step up and backlog amortization for the nine months ended September 30, 2014.
c Includes $1,720 and $5,816 of restructuring charges for the three and nine months ended September 30, 2014, respectively.
d Includes $6,500 for a settlement lawsuit recorded in June 2014, ($846) and $1,244 of acquisition integration related (credit) costs for the three and nine months ended September 30, 2014, respectively, and $2,854 and $12,595 of acquisition transaction costs for the three and nine months ended September 30, 2013, respectively.
e Includes a $49,000 charge related to an increase in the Company's liability expected at its Goodyear, AZ Superfund Site and a $6,800 charge for expected remediation costs associated with a previously disclosed environmental site in Roseland, NJ for the three and nine months ended September 30, 2014.
f Includes $1,624 loss on sale of a small business divested in June 2014 for the nine months ended September 30, 2014 and a $1,015 gain on a real estate divestiture for the three and nine months ended September 30, 2014.

	As of
	September 30,	December 31,
(in thousands)	2014	2013
Assets
Fluid Handling	$1,010,718	$996,101
Payment & Merchandising Technologies	1,345,574	1,383,007
Aerospace & Electronics	514,791	511,676
Engineered Materials	236,824	233,214
Corporate	446,198	435,609
Total	$3,554,105	$3,559,607

	As of
	September 30,	December 31,
(in thousands)	2014	2013
Goodwill
Fluid Handling	$231,662	$239,205
Payment & Merchandising Technologies	617,715	635,759
Aerospace & Electronics	202,745	202,799
Engineered Materials	171,531	171,553
Total	$1,223,653	$1,249,316
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Net income attributable to common shareholders	$28,079	$57,131	$136,460	$169,796

Average basic shares outstanding	58,971	58,093	58,770	57,814
Effect of dilutive stock options	932	942	964	923
Average diluted shares outstanding	59,903	59,035	59,734	58,737

Earnings per basic share	$0.48	$0.98	$2.32	$2.94
Earnings per diluted share	$0.47	$0.97	$2.28	$2.89

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.6 million and 0.01 million average options were excluded for the third quarter of 2014 and 2013, respectively, and 0.5 million and 0.9 million average options for the first nine months of 2014 and 2013, respectively).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income (Loss)
A summary of the changes in equity for the nine months ended September 30, 2014 and 2013 is provided below:

	Nine Months Ended September 30,
	2014			2013
(in thousands)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,204,319	$10,354	$1,214,673	$918,383	$8,993	$927,376
Dividends	(54,759)	—	(54,759)	(49,819)	—	(49,819)
Exercise of stock options, net of shares reacquired	8,747	—	8,747	24,107	—	24,107
Stock compensation expense	15,944	—	15,944	16,299	—	16,299
Excess tax benefit from stock based compensation	7,869	—	7,869	5,787	—	5,787
Net income	136,460	537	136,997	169,796	1,043	170,839
Other comprehensive income (loss)	(57,517)	(124)	(57,641)	14,956	(69)	14,887
Comprehensive income	78,943	413	79,356	184,752	974	185,726
Balance, end of period	$1,261,063	$10,767	$1,271,830	$1,099,509	$9,967	$1,109,476
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)
Other comprehensive income (loss) before reclassifications	—	(60,684)	(60,684)
Amounts reclassified from accumulated other comprehensive income	3,167	—	3,167
Net current-period other comprehensive income (loss)	3,167	(60,684)	(57,517)
Balance as of September 30, 2014	$(118,151)	$11,983	$(106,168)

* Net of tax benefit of $53,002 and $53,373 for September 30, 2014 and December 31, 2013, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended September 30, 2014 and 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended September 30,
	2014	2013
Amortization of defined benefit pension items:
Prior-service costs	$30	$3
$41 and $4 has been recorded within Cost of Sales for the three months ended September 30, 2014 and 2013, respectively, and ($11) and ($1) has been recorded within General & Administrative for the three months ended September 30, 2014 and 2013, respectively

Net gain	1,257	3,444
$1,704 and $4,668 has been recorded within Cost of Sales for the three months ended September 30, 2014 and 2013, respectively, and ($447) and ($1,224) has been recorded within General & Administrative for the three months ended September 30, 2014 and 2013, respectively

Amortization of other postretirement items:
Prior-service costs	(58)	(59)	Recorded within Selling, General & Administrative
Net loss	(49)	(11)	Recorded within Selling, General & Administrative
	$1,180	$3,377	Total before tax
	325	1,087	Tax benefit
Total reclassifications for the period	$855	$2,290	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the nine month periods ended September 30, 2014 and 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2014	2013
Amortization of defined benefit pension items:
Prior-service costs	$90	$10
$122 and $14 has been recorded within Cost of Sales for the nine months ended September 30, 2014 and 2013, respectively, and ($32) and ($4) has been recorded within General & Administrative for the nine months ended September 30, 2014 and 2013, respectively

Net gain	3,771	10,330
$5,111 and $14,001 has been recorded within Cost of Sales for the nine months ended September 30, 2014 and 2013, respectively, and ($1,340) and ($3,671) has been recorded within General & Administrative for the nine months ended September 30, 2014 and 2013, respectively

Amortization of other postretirement items:
Prior-service costs	(173)	(177)	Recorded within Selling, General & Administrative
Net loss	(149)	(34)	Recorded within Selling, General & Administrative
	$3,539	$10,129	Total before tax
	372	3,257	Tax benefit
Total reclassifications for the period	$3,167	$6,872	Net of tax

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
On December 11, 2013, the Company completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and has been integrated into the Company's Crane Payment Innovations business within its Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering and will allow the Company to strengthen its global position in all sectors of the end market described above. Goodwill from this acquisition is not deductible for tax purposes.
To finance the cash consideration for the MEI acquisition, the Company issued $250 million of 2.75% Senior Notes due 2018 and $300 million of 4.45% Senior Notes due 2023. For the remainder of the cash consideration, the Company utilized available cash and cash equivalents generated from operating activities.
In June 2014, the Company received $6.1 million as part of the final working capital adjustment related to the MEI acquisition.
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

Preliminary net assets acquired (in millions)
Total current assets	$172
Property, plant and equipment	46
Other assets	4
Intangible assets	302
Goodwill	439
Total assets acquired	$963

Assumed liabilities	120
Net assets acquired	$843

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
The fair values of the customer relationships and backlog intangible assets, were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 to 18 years.
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the three months ended September 30, 2014, the Company recorded $1.0 million of acquisition integration-related charges and $0.1 million of restructuring costs. For the three months ended September 30, 2013, the Company recorded $2.9 million of transaction costs within the selling, general and administrative category in the Condensed Consolidated Statement of Operations. For the nine months ended September 30, 2014, the Company recorded $7.7 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization within cost of sales in the Condensed Consolidated Statement of Operations and $5.7 million of restructuring costs (see additional discussion in Note 14). For the nine months ended September 30, 2013, the Company recorded $12.6 million of transaction costs within the selling, general and administrative category in the Condensed Consolidated Statement of Operations.
Supplemental Pro Forma Data
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. The following unaudited supplemental pro forma data for the three and nine months ended September 30, 2013 presents consolidated information as if the acquisition had been completed on January 1, 2013. There were no significant pro forma adjustments required for the three and nine months ended September 30, 2014. The pro forma results were calculated by combining the results of Crane Co. with the stand-alone results of MEI for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

	For the Three Months Ended	For the Nine Months Ended
(in millions, except per share data)	September 30, 2013
Net sales	$722	$2,183
Net income attributable to common shareholders	$35	$157
Basic earnings per share from operations	$0.60	$2.67
Diluted earnings per share from operations	$0.59	$2.62
The unaudited supplemental pro forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired MEI property, plant & equipment and intangible assets, transaction costs, interest expense related to financing directly associated with the acquisition and the effect of required dispositions to meet regulatory approval.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2014, the Company had eight reporting units.
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

Changes to goodwill are as follows:

(in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$1,249,316	$813,792
Additions	—	442,170
Disposals	(813)	(2,834)
Adjustments to purchase price allocations	(2,589)	—
Currency translation and other	(22,261)	(3,812)
Balance at end of period	$1,223,653	$1,249,316
For the nine months ended September 30, 2014, the adjustments to purchase price allocations primarily included $6.1 million related to cash received by the Company as part of the final working capital adjustment of the December 2013 acquisition of MEI, partially offset by $4.0 million of adjustments to pre-acquisition deferred tax assets. The disposals represent goodwill associated with the pre-tax loss on sale of a small business divested in June 2014. For the year ended December 31, 2013, the additions to goodwill represent the initial purchase price allocation related to the acquisition of MEI and the disposals represent the goodwill associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions" for further details.
Changes to intangible assets are as follows:

(in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period, net of accumulated amortization	$408,923	$125,913
Additions	—	301,800
Disposals	—	(311)
Amortization expense	(29,685)	(18,795)
Currency translation and other	(7,671)	316
Balance at end of period, net of accumulated amortization	$371,567	$408,923
For the year ended December 31, 2013, the additions represent the initial purchase price allocation related to the December 2013 acquisition of MEI and the disposals represent the intangible assets associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 5, "Acquisitions" for further details.
As of September 30, 2014, the Company had $371.6 million of net intangible assets, of which $29.5 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is determined by the relief-from-royalty approach.
In addition to annual testing for impairment of indefinite-lived intangible assets, the Company reviews all of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent the Company's best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.  Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level.  The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value of its indefinite-lived and amortizing intangible assets.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		September 30, 2014			December 31, 2013
(in thousands)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$93,067	$50,328	$42,739	$95,052	$48,960	$46,092
Customer relationships and backlog	13.8	412,752	108,292	304,460	420,951	86,556	334,395
Drawings	37.9	11,149	10,027	1,122	11,149	9,951	1,198
Other	12.8	64,125	40,879	23,246	64,800	37,562	27,238
Total	14.4	$581,093	$209,526	$371,567	$591,952	$183,029	$408,923
Amortization expense for these intangible assets is currently estimated to be approximately $11.1 million in total for the remainder of 2014, $38.4 million in 2015, $37.2 million in 2016, $36.3 million in 2017, $33.5 million in 2018 and $185.6 million in 2019 and thereafter.

Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	September 30, 2014	December 31, 2013
(in thousands)
Employee related expenses	$79,682	$91,984
Warranty	16,368	18,923
Other	124,694	112,241
Total	$220,744	$223,148
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.

A summary of the warranty liabilities is as follows:

(in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of period	$18,923	$10,718
Expense	10,096	10,230
Changes due to acquisitions/divestitures	(98)	10,211
Payments / deductions	(12,459)	(12,464)
Currency translation	(94)	228
Balance at end of period	$16,368	$18,923

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2014, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2014	2013	2014	2013	2013
Beginning claims	49,770	54,969	51,490	56,442	56,442
New claims	738	683	2,078	2,207	2,950
Settlements	(218)	(234)	(772)	(688)	(1,142)
Dismissals	(2,368)	(1,596)	(4,874)	(4,139)	(6,762)
MARDOC claims*	—	—	—	—	2
Ending claims	47,922	53,822	47,922	53,822	51,490
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

Of the 47,922 pending claims as of September 30, 2014, approximately 18,700 claims were pending in New York, approximately 9,600 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs have requested a rehearing in the Superior Court, which the defendants, including the Company, have opposed. By order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument, which was heard in the third quarter of 2014.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company has appealed to the New York Court of Appeals. The Court has set a briefing schedule, which will be completed in the fourth quarter of 2014; oral argument will be heard in 2015.
On March 9, 2012, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/8th share of a $123,000 verdict in the Frank Paasch claim. The Company and plaintiffs filed post-trial motions. On May 31, 2012, on plaintiffs’ motion, the Court entered an order dismissing the claim against the Company, with prejudice, and without any payment.
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' non-economic damages of $6.5 million, plus a portion of plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company appealed, and the judgment was affirmed by order dated February 21, 2014. The Company sought review of certain aspects of the ruling before the California Supreme Court, and review was denied.  Having exhausted all post-trial and appellate remedies, the Company in June 2014 paid to plaintiffs the amount of $0.9 million, the judgment including interest, and this amount is included in second quarter indemnity totals.
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied.  The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014.
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

The Company has appealed. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion. The Court has consolidated the appeals, which were heard in the fourth quarter of 2014.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2014 and 2013 totaled $61.4 million and $67.9 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2014 and 2013 totaled $46.2 million and $48.3 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2014	2013	2014	2013	2013
Settlement / indemnity costs incurred (1)	$3.2	$9.0	$18.5	$23.2	$31.6
Defense costs incurred (1)	13.3	15.8	43.0	44.7	59.1
Total costs incurred	$16.5	$24.8	$61.4	$67.9	$90.8

Settlement / indemnity payments	$6.7	$10.6	$19.1	$29.5	$37.8
Defense payments	15.5	14.8	42.9	42.6	59.5
Insurance receipts	(6.8)	(6.1)	(15.8)	(23.8)	(34.5)
Pre-tax cash payments	$15.4	$19.4	$46.2	$48.3	$62.8

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.

Cumulatively through September 30, 2014, the Company has resolved (by settlement or dismissal) approximately 106,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $418 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2013, 2012 and 2011 was $3,300, $6,300 and $4,123, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through September 30, 2014, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2014. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $637 million as of September 30, 2014. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2014 was $88 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $155 million as of September 30, 2014.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2014 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New Jersey (“Roseland Site”) each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $82.6 million as of September 30, 2014, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $12.2 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. Accordingly, it is likely that upon completing the supplemental remediation investigation and the feasibility study and reaching a final work plan, which is now expected to be completed in or before 2019, an adjustment to the Company’s liability estimate may be necessary to account for the agreed upon additional work as further information and circumstances regarding the Goodyear Site characterization develop. While actual remediation cost therefore may be more than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.
It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2014, the Company has recorded a receivable of $18.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Roseland Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of the Company in 1985 when the Company acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. In 2009, at the request of the New Jersey Department of Environmental Protection (“NJDEP”), the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding the Roseland Site to determine if any contaminants (volatile organic compound vapors from groundwater) from the Roseland Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJ DEP's recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 138 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Roseland Site. The plaintiffs in these cases amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly report its waste discharge practices in the late 1960s and early 1970s, and for natural resource damages. In late December 2013, the plaintiffs moved to have a class of 139 homeowners certified, and the motion was granted in early February 2014. At the same time the Court also entered partial summary judgment on liability for the three homes where the Company had installed vapor mitigation equipment. The Company reached an agreement to settle all current claims with the class and individual plaintiffs for a one-time payment of $6.5 million. This agreement was approved by the Court on July 23, 2014 and the Company completed all obligations required of it to complete the settlement on October 10, 2014.
The Company undertook an extensive soil remediation effort at the Roseland Site following its closure, and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, the Company has conducted further site characterization and delineation studies. In the three months ended September 30, 2014, the Company, in consultation with its advisors, substantially completed its assessment of soil and groundwater contaminants at the Roseland Site, and developed an enhanced remediation plan for the site, which includes further soil removal, groundwater treatment, and soil vapor extraction, resulting in a charge of $6.8 million for remediation activities which are expected to be completed by 2017. Estimates of the Company’s environmental liabilities at the Roseland Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. While actual remediation cost may be more or less than amounts accrued, the Company believes it has established adequate reserves for all probable and reasonably estimable costs.
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was

transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed initial human health and baseline ecological risk assessments in 2010, and its revised human health risk assessment and baseline ecological risk assessment were completed in June 2014. GD-OTS projected that it would submit a revised remedial investigation report (including the results of a remedial investigation “addendum”) in mid-September 2014, but it is unknown if GD-OTS did so as projected. GD-OTS projects that the final remedial investigation report will be submitted in January 2015. Work on interim deliverables for the feasibility study is reportedly underway, with submission of the draft feasibility study report projected for early 2016. It is unclear when a final Record of Decision may be issued.
GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, citing the absence of certain necessary parties as well as an underdeveloped environmental record. More recently, in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, a number of PRPs (including GD-OTS, the U.S. government, and the Company) have indicated their intention to participate in a non-binding mediation process, and have agreed upon the terms of a mediation process agreement. At present, it appears that this mediation agreement may be executed upon issuance of the final remedial investigation report in early 2015. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.
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

Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. In the three months ended March 31, 2014, the Company made a $9.5 million residual value guarantee payment in connection with the previous airplane lease which ended January 30, 2014 . This payment was reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows.

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1,258	$1,513	$21	$22	$3,773	$4,540	$64	$67
Interest cost	10,234	9,144	96	93	30,701	27,433	288	279
Expected return on plan assets	(15,714)	(12,970)	—	—	(47,140)	(38,909)	—	—
Amortization of prior service cost	30	3	(58)	(59)	90	10	(173)	(177)
Amortization of net loss (gain)	1,257	3,444	(49)	(11)	3,771	10,330	(149)	(34)
Net periodic cost	$(2,935)	$1,134	$10	$45	$(8,805)	$3,404	$30	$135
The Company expects, based on current actuarial calculations, to contribute approximately $24 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2014, of which $22.4 million and $0.3 million have been contributed during the first nine months of 2014, respectively. The Company contributed $15 million to its defined benefit plans and $1 million to its other postretirement benefit plans in 2013. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

Effective Tax Rates

The Company's effective tax rates are as follows:

	2014	2013
Three months ended September 30,	27.5%	30.1%
Nine months ended September 30,	30.6%	30.4%

The Company’s effective tax rate for the three months ended September 30, 2014 is lower than the prior year’s comparable period primarily due to income earned in jurisdictions with lower statutory tax rates, the favorable resolution of certain non-U.S. tax assessments, and a lower amount of statutorily non-deductible expenses. These items are partially offset by the effect of the statutory expiration of the U.S. federal research tax credit as of December 31, 2013, and a lower U.S. federal tax benefit from domestic manufacturing activities.

The Company’s effective tax rate for the nine months ended September 30, 2014 is higher than the prior year’s comparable period primarily due to the absence of tax benefits related to the U.S. federal research tax credit, including both the one-time benefit recognized in the first quarter of 2013 related to the credit’s extension with retroactive effect to January 1, 2012 and the effect of the credit’s statutory expiration as of December 31, 2013, as well as a lower U.S. federal tax benefit from domestic manufacturing activities. These items were partially offset by income earned in jurisdictions with lower statutory tax rates, the favorable resolution of certain non-U.S. tax assessments, and a lower amount of statutorily non-deductible expenses.

The Company’s effective tax rates for the three and nine months ended September 30, 2014 are lower than the statutory U.S. federal tax rate of 35% primarily as a result of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities. These items are partially offset by U.S. state taxes, and certain statutorily non-deductible expenses.

Unrecognized Tax Benefits

During the three and nine months ended September 30, 2014, the Company’s gross unrecognized tax benefits increased by $1.5 million and $5.8 million, respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by settlements with taxing authorities. During the three and nine months ended September 30, 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $1.4 million and $5.9 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2014, the Company recognized $0.3 million and $0.7 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statements of Operations. At September 30, 2014 and December 31, 2013, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Condensed Consolidated Balances Sheets was $4.7 million and $4.0 million, respectively.

As of September 30, 2014, it is reasonably possible that the Company’s unrecognized tax benefits may not significantly change during the next twelve months.

Income Tax Examinations
The Company’s income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s federal income tax returns for the years 2010 through 2012 are currently under audit by the U.S. Internal Revenue Service, and its federal income tax return for 2013 remains subject to examination. In addition, certain of the

Company’s consolidated federal tax carryforwards generated before 2010 remain subject to examination, as do acquired subsidiaries’ federal income tax returns (2011 through 2013) and federal tax carryforwards (2006 through 2013).

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. As of September 30, 2014, the Company and its subsidiaries are under examination in various jurisdictions, including Germany for the years 2006 through 2011. During the quarter ended September 30, 2014, the Company’s appeal of Canadian tax assessments for the years 2007 through 2009 was resolved in the Company’s favor.

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

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of September 30, 2014 and December 31, 2013:

(in thousands)	September 30, 2014	December 31, 2013
Long-term debt consists of:
2.75% notes due 2018	$249,971	$249,965
4.45% notes due 2023	299,977	299,976
6.55% notes due 2036	199,254	199,229
Total long-term debt	$749,202	$749,170
Short-term borrowings	$114,814	$125,826

During the nine months ended September 30, 2014, the Company repaid $11 million against its Amended and Restated Credit Agreement five year credit facility which is classified as short-term on our Condensed Consolidated Balance Sheets.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of September 30, 2014, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $235 million and $300 million as of September 30, 2014 and December 31, 2013, respectively. The settlement of derivative contracts for the nine months ended September 30, 2014 and 2013 resulted in a net cash (outflows) inflows of ($7.1 million) and $4.9 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2014 and December 31, 2013, the Company's receivable position for the foreign exchange contracts was $3.0 million and $2.8 million, respectively. As of September 30, 2014 and December 31, 2013, the Company's payable position for the foreign exchange contracts was $4.2 million and $5.9 million, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$2,985	$—	$2,985	$—	$2,787	$—	$2,787
Liabilities:
Derivatives - foreign exchange contracts	$—	$4,166	$—	$4,166	$—	$5,861	$—	$5,861
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $802.9 million and $759.7 million at September 30, 2014 and December 31, 2013, respectively.

Note 14 - Restructuring
2014 Repositioning Actions
The Company recorded pre-tax restructuring charges of $9.6 million in 2014 of severance and other cash-related restructuring costs and $0.2 million of non-cash restructuring costs related to asset write-downs, including $4.0 million related to the consolidation of a facility in the U.K. in the Fluid Handling segment and $5.8 million associated with certain facility consolidation activities in the Aerospace & Electronics segment. These charges primarily included severance and move costs related to the transfer of certain manufacturing operations. The Company expects these repositioning actions to result in workforce reductions of approximately 180 employees, or about 2% of the Company’s global workforce.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at September 30, 2014
Fluid Handling
Severance	$—	$3,592	$(424)	$3,168
Other	—	232	(211)	21
Total Fluid Handling	$—	$3,824	$(635)	$3,189

Aerospace & Electronics
Severance	$—	$3,688	$(1,589)	$2,099
Other	—	2,087	(1,735)	352
Total Aerospace & Electronics	$—	$5,775	$(3,324)	$2,451
Total Restructuring	$—	$9,599	$(3,959)	$5,640
Related to the 2014 repositioning actions, the Company recorded $0.8 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, for additional costs incurred as a direct result of the facility consolidation activities within the Fluid Handling segment and recorded $0.5 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, for additional costs incurred as a direct result of the facility consolidation activities within the Aerospace & Electronics segment.
The Company expects to incur additional restructuring and related charges of approximately $1 million to complete these actions.
Acquisition-Related Restructuring
In 2014, the Company recorded pre-tax restructuring charges of $5.6 million of severance and other cash-related restructuring costs and $0.1 million of non-cash restructuring costs related to asset write-downs related to the December 2013 acquisition of MEI in the Company's Payment & Merchandising Technologies segment. The Company expects these 2014 actions to result in workforce reductions of approximately 60 employees, or less than 1% of the Company’s global workforce.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at September 30, 2014
Payment & Merchandising Technologies
Severance	$—	$5,568	$(2,704)	$2,864
Total Restructuring	$—	$5,568	$(2,704)	$2,864
The Company does not expect to incur additional restructuring and related charges to complete these actions.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission and are incorporated by reference herein.
Overall
Our sales depend heavily on industries that are cyclical in nature, and/or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs.
We remain cautious about the pace of the recovery of the global economy, and are expecting only a very slight improvement in core sales in 2014. Specifically, in 2014, we expect full year sales of approximately $2.95 billion driven by 0% to 1% of core sales growth and the full year impact of sales from MEI. Also, in connection with the recent acquisition of MEI, we are incurring $18 to $21 million in transaction and integration related costs and inventory step up amortization charges. In addition, we are executing modest repositioning actions in 2014, reflecting our continued focus on margin expansion. The costs associated with these repositioning actions are expected to be $10 to $13 million. Savings associated with these repositioning actions are estimated to be $5 million in 2015 and to increase to $10 million on an annual basis beginning in 2016.
Fluid Handling
In 2014, in our Fluid Handling segment, we expect sales to be comparable to 2013 . We expect sales growth at Barksdale, Crane Pumps & Systems, and Building Services & Utilities will be approximately offset by sales declines at Valve Services and Crane Supply. We expect that Crane ChemPharma & Energy Flow Solutions sales will be similar to 2013 levels. We expect to grow operating profit, driven primarily by a continued focus on productivity.
Payment & Merchandising Technologies
In 2014, we anticipate Payment & Merchandising Technologies sales to increase substantially, primarily resulting from growth in Crane Payment Innovations ("CPI") and, to a lesser extent, higher sales from Merchandising Systems (formerly Vending Solutions). We expect CPI sales to increase substantially resulting from sales contributed from the acquisition of MEI, partially offset by lost sales associated with a divested product line and a licensing arrangement, both of which were required by the European Commission, as well as weak end market conditions in the Gaming sector. We expect segment operating profit to increase commensurate with the net increase in sales contributed from the acquisition, partly offset by the impact of the above mentioned transaction and integration-related costs and inventory step-up amortization charges.
Aerospace & Electronics
In 2014, we believe market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in Aerospace group sales as a result of original equipment manufacturers ("OEM") sales growth as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. We expect sales in our Electronics Group to be modestly lower as a result of continued delays in defense-related programs. Overall, in 2014, we expect total segment sales to be modestly higher. We expect segment operating profit in 2014 to decline primarily due to incremental costs associated with repositioning of certain facilities, and to a lesser extent, the impact of the lower sales in Electronics and higher engineering expense related to new program wins and new product development initiatives in both businesses. These impacts are expected to be partially offset by strong leverage on the higher volumes in the Aerospace Group.
Engineered Materials
In 2014, we expect the Engineered Materials segment will show improvement in sales, driven primarily by year to date growth in RV-related applications. We expect that operating profit will be comparable to 2013 as volume leverage is approximately offset by negative product mix and higher raw material costs.

Results from Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2014 versus the third quarter 2013, unless otherwise specified.
Third quarter of 2014 compared with third quarter of 2013

	Third Quarter		Change
(dollars in millions)	2014	2013	$	%
Net sales	$727.4	$637.5	$89.9	14.1%
Environmental provision	55.8	—	55.8	NM
Restructuring and related charges	3.5	—	3.5	NM
Acquisition integration related charges	1.0	—	1.0	NM
Operating profit	47.7	89.0	(41.3)	(46.4)%
Operating margin	6.6%	14.0%
Other income (expense):
Interest income	0.4	0.3	—	13.6%
Interest expense	(9.6)	(6.7)	(2.9)	42.9%
Miscellaneous - net	0.3	(0.5)	0.8	(175.0)%
	(8.8)	(6.8)	(2.0)	29.7%
Income before income taxes	38.9	82.2	(43.3)	(52.7)%
Provision for income taxes	10.7	24.7	(14.0)	(56.8)%
Net income before allocation to noncontrolling interests	28.2	57.5	(29.3)	(50.9)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.4	(0.2)	(61.1)%
Net income attributable to common shareholders	$28.1	$57.1	$(29.1)	(50.9)%
Third quarter 2014 sales increased $89.9 million, or 14.1%, compared to the third quarter of 2013. Sales from acquisitions, net of divestitures, added $86.2 million, or 13.5%; the impact of currency translation increased reported sales by approximately $2.1 million, or 0.3%; and core business sales for the third quarter increased approximately $1.6 million, or 0.3%. Net sales related to operations outside the U.S. were 41.4% and 42.0% of total net sales for the quarters ended September 30, 2014 and 2013, respectively.
Operating profit was $47.7 million in the third quarter 2014 compared to $89.0 million in the same period of 2013. The decrease in operating profit reflected declines in our Aerospace & Electronics and Engineered Materials segments, partially offset by improved performance in our Payment & Merchandising Technologies and Fluid Handling segments. Operating profit in the third quarter of 2014 also included an environmental charge of $55.8 million which included a $49.0 million charge related to an increase in the Company's liability for its Goodyear, AZ Superfund Site and a $6.8 million charge for expected remediation costs associated with a former facility in Roseland, NJ; restructuring and related charges of $3.5 million associated with repositioning actions designed to improve profitability in 2015 and 2016; and integration costs of $1.0 million related to the acquisition of MEI. Operating profit in the third quarter 2013 included transaction costs of $2.9 million related to the acquisition of MEI. Operating profit margins were 6.6% in the third quarter of 2014, compared to 14.0% in the comparable period in 2013.
Interest expense was $9.6 million in the third quarter of 2014 compared to $6.7 million in the same period of 2013.  The increase reflects the higher levels of outstanding debt driven by the December 2013 acquisition of MEI.

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

Our effective tax rate for the three months ended September 30, 2014 is lower than the prior year’s comparable period primarily due to income earned in jurisdictions with lower statutory tax rates, the favorable resolution of certain non-U.S. tax assessments, and a lower amount of statutorily non-deductible expenses. These items are partially offset by the effect of the statutory expiration of the U.S. federal research tax credit as of December 31, 2013, and a lower U.S. federal tax benefit from domestic manufacturing activities.

Segment Results of Operations - Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2014	2013
Sales	$314.5	$322.2	$(7.7)		(2.4)%
Operating profit	$48.1	$46.6	$1.5	1	3.3%
Restructuring and related charges *	$1.1	$—	$1.1		NM
Operating margin	15.3%	14.5%
* The restructuring and related charges are included in operating profit and operating margin.
Third quarter 2014 sales decreased by $7.7 million from $322.2 million in third quarter 2013 to $314.5 million in the third quarter 2014, including a core sales decrease of $6.3 million, or 2.0%, and the impact of the divestiture of Crane Water of $2.5 million, or 0.8%, partially offset by favorable foreign currency translation of $1.1 million, or 0.3%. The core sales decline was driven primarily by lower sales in our ChemPharma & Energy business, largely from lower sales in chemical end markets in the Americas and Europe. Operating profit in the third quarter of 2014 increased $1.5 million, or 3.3%, with productivity gains and lower pension expense offsetting a substantially unfavorable sales mix, a $1.2 million impact from the lower sales and $1.1 million of restructuring and related charges.
The Fluid Handling segment backlog was $349.6 million at September 30, 2014, compared with $333.9 million at December 31, 2013 (which includes $5.5 million pertaining to our Crane Water business divested in June 2014) and $355.2 million at September 30, 2013 (which includes $4.1 million pertaining to our Crane Water business).

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2014	2013
Sales	$181.1	$83.6	$97.4	116.5%
Operating profit	$25.1	$7.9	$17.3	219.4%
Acquisition, integration and restructuring related charges*	$1.9	$—	$1.9	NM
Operating margin	13.9%	9.4%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Third quarter 2014 sales increased $97.4 million, or 116.5%, reflecting a sales increase resulting from the December 2013 acquisition of MEI of $88.6 million, or 106.0%; a core sales increase of $7.9 million, or 9.4%; and favorable foreign currency translation of $0.9 million, or 1.1%. The core sales increase was driven by higher Merchandising Systems sales to certain large bottler customers, partially offset by lower Crane Payment Innovations sales, primarily sales to the North America gaming end market. Operating profit of $25.1 million increased $17.3 million in the third quarter of 2014 compared to the third quarter 2013. The increase in operating profit was primarily driven by the impact of the MEI acquisition and the impact of higher volumes in Merchandising Systems, partially offset by the acquisition, integration and restructuring related charges of $1.9 million.
The Payment & Merchandising Technologies segment backlog was $58.8 million (which includes $36.3 million pertaining to the MEI acquisition) at September 30, 2014 compared with $51.9 million (which includes $31.9 million pertaining to the MEI acquisition) at December 31, 2013 and $23.9 million at September 30, 2013.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2014	2013
Sales	$167.2	$169.8	$(2.6)	(1.5)%
Operating profit	$29.9	$38.1	$(8.2)	(21.6)%
Restructuring and related charges*	$2.2	$—	$2.2	NM
Operating margin	17.9%	22.4%
* The restructuring and related charges are included in operating profit and operating margin.
The third quarter 2014 sales decrease of $2.6 million reflected a $6.2 million decrease in the Electronics Group, partially offset by a $3.5 million increase in the Aerospace Group. Segment operating profit decreased $8.2 million, or 21.6%, in the third quarter of 2014 when compared to the same period in the prior year, driven by decreases in operating profit in both the Electronics and Aerospace Groups.
Aerospace Group sales of $110.7 million increased $3.5 million, or 3.3%, from $107.2 million in the prior year period. OEM product sales increased $1.6 million, or 2.4%, primarily reflecting an increase in commercial and military OEM sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft. Aftermarket sales increased $1.9 million, or 4.9%, compared to the prior year driven by spares and repair and overhaul ("R&O") sales, partially offset by weaker commercial modernization and upgrade ("M&U") sales. Commercial aftermarket sales declined $0.1 million, or 0.5%, reflecting lower M&U product sales. The increase in military aftermarket sales of $2.1 million, or 24.8%, was primarily driven by higher military spares. During the third quarter of 2014, sales to OEMs and sales to aftermarket customers were 62.5% and 37.5%, respectively, of total sales, compared to 63.2% and 36.8%, respectively, in the same period last year. Aerospace operating profit decreased by $2.6 million in the third quarter of 2014, compared to the third quarter of 2013, primarily due to an increase in engineering and new product development spending supporting new program wins and higher costs associated with new product launches in our cabin business.
Electronics Group sales of $56.5 million decreased $6.2 million, or 9.8%, from $62.6 million in the prior year period. The sales decrease primarily reflects lower sales of our Microwave Solutions products to the defense end market. Operating profit decreased by $5.6 million compared to the third quarter of 2013, primarily due to the impact of the lower sales and $2.2 million of restructuring and related charges in the third quarter of 2014 as the business consolidates certain manufacturing operations in response to the weaker defense end market.
The Aerospace & Electronics segment backlog was $404.8 million at September 30, 2014, compared with $361.3 million at December 31, 2013 and $381.8 million at September 30, 2013.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2014	2013
Sales	$64.7	$62.0	$2.8	4.5%
Operating profit	$9.0	$10.8	$(1.8)	(16.3)%
Operating margin	14.0%	17.4%

Third quarter 2014 sales of $64.7 million increased $2.8 million, or 4.5%, primarily reflecting higher sales to our recreation vehicle ("RV") customers. We experienced a $3.1 million, or 9.9%, increase in sales to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates remained strong. Transportation-related sales decreased 4.3%, reflecting lower floor and composite wall sales. Sales to our building product customers decreased 1.3%, reflecting a slow recovery in commercial construction end markets in the United States. Operating profit in the third quarter of 2014 decreased $1.8 million, or 16.3%, primarily as a result of unfavorable product mix and higher material costs (resin), partially offset by productivity gains and a $0.7 million impact from the higher sales.
The Engineered Materials segment backlog was $14.4 million at September 30, 2014, compared with $14.7 million at December 31, 2013 and $12.6 million at September 30, 2013.

Results from Operations – Nine Month Periods Ended September 30
All comparisons below refer to the first nine months of 2014 versus the first nine months of 2013, unless otherwise specified
Year-to-date period ended September 30, 2014 compared to year-to-date period ended September 30, 2013

	Year-to-Date		Change
(dollars in millions)	2014	2013	$	%
Net sales	$2,194.3	$1,913.8	280.5	14.7%
Environmental provision	55.8	—	55.8	NM
Restructuring and related charges	17.3	—	17.3	NM
Acquisition integration related charges	7.7	—	7.7	NM
Operating profit	226.7	264.8	(38.1)	(14.4)%
Operating margin	10.3%	13.8%
Other income (expense):
Interest income	1.1	1.5	(0.4)	(23.7)%
Interest expense	(29.1)	(20.7)	(8.5)	41.1%
Miscellaneous - net	(1.4)	(0.2)	(1.2)	709.4%
	(29.4)	(19.3)	(10.1)	52.2%
Income before income taxes	197.3	245.4	(48.1)	(19.6)%
Provision for income taxes	60.3	74.6	(14.3)	(19.1)%
Net income before allocation to noncontrolling interests	137.0	170.8	(33.8)	(19.8)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.5	1.0	(0.5)	(48.5)%
Net income attributable to common shareholders	$136.5	$169.8	$(33.3)	(19.6)%

Year to date 2014 sales increased $280.5 million, or 14.7%, over the same period of 2013. Sales related to the MEI acquisition added $264.1 million, or 13.8%. Core business sales for the first nine months of 2014 increased approximately $8.6 million, or 0.5%, and the impact of currency translation increased reported sales by approximately $7.8 million, or 0.4%. Net sales related to operations outside the U.S. for the nine month periods ended September 30, 2014 and 2013 were 41.7% and 41.3% of total net sales, respectively.
Operating profit was $226.7 million in the first nine months of 2014, compared to $264.8 million in the comparable period of 2013. The decrease in operating profit reflected decreases in our Aerospace & Electronics and Fluid Handling segments, partially offset by improved performance in our Payment & Merchandising Technologies and Engineered Materials segments. Operating profit margins were 10.3% in the first nine months of 2014, compared to 13.8% in the comparable period of 2013. Operating profit in the first nine months of 2014 also included an environmental charge of $55.8 million which included a $49.0 million charge related to an increase in the Company's liability for its Goodyear, AZ Superfund Site and a $6.8 million charge for expected remediation costs associated with a former facility in Roseland, NJ; restructuring and related charges of $17.3 million associated with repositioning actions designed to improve profitability in 2015 and 2016; integration costs of $7.7 million related to the acquisition of MEI; and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey. Operating profit in the first nine months of 2013 included transaction costs of $12.6 million related to the acquisition of MEI.
Interest expense was $29.1 million in the first nine months of 2014 compared to $20.7 million in the same period of 2013.  The increase reflects the higher levels of outstanding debt driven by the December 2013 acquisition of MEI.

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

Our effective tax rate for the nine months ended September 30, 2014 is higher than the prior year’s comparable period primarily due to the absence of tax benefits related to the U.S. federal research tax credit, including both the one-time benefit recognized in the first quarter of 2013 related to the credit’s extension with retroactive effect to January 1, 2012 and the effect of the credit’s statutory expiration as of December 31, 2013, as well as a lower U.S. federal tax benefit from domestic manufacturing activities. These items were partially offset by income earned in jurisdictions with lower statutory tax rates, the favorable resolution of certain non-U.S. tax assessments, and a lower amount of statutorily non-deductible expenses.
Segment Results of Operations - Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$949.8	$968.9	$(19.1)	(2.0)%
Operating profit	$144.8	$146.7	$(1.9)	(1.3)%
Restructuring and related charges*	$4.9	$—	$4.9	NM
Operating margin	15.2%	15.1%
* Restructuring and related charges are included in operating profit and operating margin.
Year to date 2014 sales decreased $19.1 million, or 2.0%, including a core sales decrease of $19.0 million, or 2.0%, and the impact of the divestiture of Crane Water of $4.9 million, or 0.5%, partially offset by favorable foreign currency translation of $4.8 million, or 0.5%. The core sales decline was driven primarily by lower sales in our process valve business largely related to a slower recovery in chemical end markets in the Americas and Europe. Operating profit in the first nine months of 2014 decreased $1.9 million, or 1.3%, reflecting unfavorable sales mix, a $5.1 million impact from the lower sales and the restructuring charge of $4.9 million recorded in the first nine months of 2014, partially offset by productivity gains and lower pension expense.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$534.8	$257.9	$276.8	107.3%
Operating profit	$51.2	$26.9	$24.3	90.4%
Acquisition, integration and restructuring related charges*	$17.0	$—	$17.0	NM
Operating margin	9.6%	10.4%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Year to date 2014 sales increased $276.8 million, or 107.3%, reflecting a sales increase resulting from the December 2013 acquisition of MEI of $268.9 million, or 104.3%, a core sales increase of $5.4 million, or 2.1%, and favorable foreign currency translation of $2.4 million, or 0.9%. The core sales increase reflects higher sales in our Merchandising Systems group driven by strong sales to certain large bottler customers. The same period in the prior year was unfavorably impacted by a significant reduction in capital spend by those same customers.  Operating profit of $51.2 million increased $24.3 million in the first nine months of 2014 compared to the same period in the prior year. The increase in operating profit was primarily driven by the impact of the MEI acquisition and the impact of the higher sales in Merchandising Systems, partially offset by the acquisition, integration and restructuring related charges of $17.0 million.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$513.7	$507.0	$6.6	1.3%
Operating profit	$98.3	$115.3	$(16.9)	(14.7)%
Restructuring and related charges*	$6.7	$—	$6.7	NM
Operating margin	19.1%	22.7%
* Restructuring and related charges are included in operating profit and operating margin.
The year to date 2014 sales increase of $6.6 million reflected a sales increase of $14.8 million in the Aerospace Group, partially offset by a decrease of $8.2 million in the Electronics Group. The segment’s operating profit decreased $16.9 million, or 14.7%, in the first nine months of 2014 when compared to the same period in the prior year, driven by operating profit decreases in both the Aerospace and Electronics Groups.
Year to date Aerospace Group sales of $333.0 million increased $14.8 million, or 4.7%, from $318.1 million in the prior year period. OEM product sales increased $11.5 million, or 5.8%, primarily reflecting an increase in commercial and military OEM sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft. Aftermarket sales increased $3.5 million, or 2.9%, compared to the prior year driven by an increase in sales of commercial and military spares and commercial repair and overhaul ("R&O") sales, partially offset by weaker M&U sales. Commercial aftermarket sales increased $1.8 million, or 2.0%, reflecting higher commercial spares and R&O sales, partially offset by a decrease in commercial M&U sales. The increase in military aftermarket sales of $1.7 million, or 5.8%, was primarily driven by higher military spares sales. During the first nine months of 2014, sales to OEMs and sales to aftermarket customers were 63.4% and 36.6%, respectively, of total sales, compared to 62.7% and 37.3%, respectively, in the same period last year. Aerospace operating profit decreased by 7.7% in the first nine months of 2014, compared to the first nine months of 2013, primarily due to an increase in engineering and new product development spending supporting new program wins and higher costs associated with new product launches in our cabin business.
Electronics Group sales of $180.7 million decreased $8.2 million, or 4.3%, from $188.9 million in the prior year period. The sales decrease reflects lower sales of our Microwave Solutions products primarily due to delays in defense-related programs. Operating profit decreased compared to the first nine months of 2013, driven primarily by restructuring charges of $6.7 million recorded in the first nine months of 2014 associated with repositioning actions designed to improve profitability in 2015 and 2016. These charges are related to our decision to consolidate two facilities in response to lower defense spending by the U.S. government. The lower operating profit also reflects the impact of the lower sales, partially offset by productivity gains.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2014	2013
Sales	$196.1	$179.9	$16.2	9.0%
Operating profit	$29.6	$28.5	$1.1	3.7%
Operating margin	15.1%	15.9%

Year to date 2014 sales of $196.1 million increased $16.2 million, or 9.0%, reflecting higher sales to our RV and transportation related customers, partially offset by lower sales to our building products and international customers. We experienced a $15.2 million, or 17.4%, increase in sales to our traditional RV manufacturers reflecting an increase in demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through the first nine months of 2014. Transportation-related sales increased 9.5%, reflecting higher sales in Latin America, timing of a large fleet build with one customer in North America and higher sales of aerodynamic side skirts for trailers. Sales to our building product customers decreased 2.0%, reflecting a slow recovery in commercial construction end markets in the United States. Operating profit in the first nine months of 2014 increased $1.1 million, or 3.7%, primarily as a result of a $4.1 million impact from the higher sales and strong productivity gains, partially offset by unfavorable product mix and higher material costs.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
Cash and cash equivalents increased by $31 million to $302 million at September 30, 2014 compared with $271 million at December 31, 2013. Our current cash balance, together with cash we expect to generate from future operations and the $386 million available under our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $114 million outstanding under our $500 million Amended and Restated Credit Agreement which expires in May 2017.  There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $637 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $82.6 million related to environmental remediation costs projected through 2022 related to our Superfund Site in Goodyear, Arizona and a $6.8 million liability related to our Roseland site. The Company reached an agreement to settle all current Roseland claims with the class and individual plaintiffs for a one-time payment of $6.5 million. This agreement was approved by the Court on July 23, 2014 and the Company completed all obligations required of it to complete the settlement on October 10, 2014.
We have approximately $297 million of cash held by our non-U.S. subsidiaries as of September 30, 2014, which would be subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $113.4 million in the first nine months of 2014, an increase of $22.4 million compared to the first nine months of 2013. The increase resulted primarily from lower working capital requirements, partially offset by higher defined benefit plan and postretirement contributions. Net asbestos-related payments in the first nine months of 2014 and 2013 were $46.2 million and $48.3 million, respectively. In 2014, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $65 million to $70 million and contributions to our defined benefit plans of approximately $24 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $19.0 million in the first nine months of 2014, compared to cash used for investing activities of $18.6 million in the comparable period of 2013. The increase in cash used for investing activities was primarily due to a $13.1 million increase in capital spending to $32.2 million in the first nine months of 2014, partially offset by proceeds from a purchase price adjustment related to the acquisition of MEI and the divestiture of a small business. Capital expenditures are made primarily for replacing equipment, supporting new product development, improving information systems and increasing capacity. We expect our capital expenditures to approximate $45 million in 2014, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments, as well as higher capital expenditures for Payment & Merchandising Technologies as a result of the MEI acquisition.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $49.1 million during the first nine months of 2014 compared to $96.7 million used during the first nine months of 2013. The lower levels of cash used for financing activities was primarily due to the absence of the 2013 repayment of long-term debt, partially offset by a net decrease in short-term debt and lower net proceeds received from employee stock option exercises during the period.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2014. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 6, 2014	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 6, 2014		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.