Form 10-K
period 2014-12-31
CRANE CO /DE/
filed 2015-02-25
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
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
Yes    ☐         No    ☒
Based on the closing stock price of $74.36 on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $4,384,346,652
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,179,987 at January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 27, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Item 1. Business.
We are a diversified manufacturer of highly engineered industrial products. Comprised of four segments – Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials – our businesses give us a substantial presence in focused niche markets, allowing us to pursue attractive returns and excess cash flow. Our primary markets are chemical & pharmaceutical processing, oil and gas refining, power, nuclear, building services and utilities, automated payment and merchandising, aerospace, defense electronics, recreational vehicle (“RV”), non-residential construction and transportation.
Since our founding in 1855, when R.T. Crane resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees, and to put my whole mind upon the business,” we have been committed to the highest standards of business conduct.
Our strategy is to grow the earnings and cash flows of niche businesses with leading market shares, make strategic acquisitions, successfully develop new products, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on productivity and continuous improvement, continue to attract and retain a committed management team whose interests are directly aligned with those of our shareholders and maintain a focused, efficient corporate structure.
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
We employ approximately 11,300 people in North and South America, Europe, the Middle East, Asia and Australia. Revenues from outside the United States were approximately 41% in both 2014 and 2013. For more information regarding our sales and assets by geographical region, see Part II, Item 8 under Note 14, “Segment Information,” to the Consolidated Financial Statements.
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
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment, including valves, pumps, lined pipe and instrumentation, for critical performance applications that require high reliability. The segment operates through vertically focused end-market businesses including the Crane Valve Group (“Valve Group”), Crane Pumps & Systems and Crane Supply.
The Valve Group business includes Crane ChemPharma & Energy Flow Solutions, Valve Services and Building Services & Utilities. The Valve Group is a global manufacturer of critical on/off process valves for demanding applications in industrial end markets, as well as innovative valves, couplings and gas components for non-residential construction end markets. Products and services include a wide variety of valves, corrosion-resistant plastic-lined pipe, pipe fittings, couplings, connectors, actuators and valve testing. Markets served include the chemical processing petrochemical, pharmaceutical, oil and gas, refining, power, nuclear, mining, general industrial and non-residential construction industries. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes, Brownall, Resistoflex, Duochek, Barksdale and WTA. Facilities and sales/service centers are located across the globe in the United States, as well as in Australia, Austria, Belgium, Canada, China, England, Finland, France, Germany, Hungary, India, Indonesia, Italy, Japan, Mexico, the Netherlands, Northern Ireland, Russia, Singapore, Slovenia, South Korea, Spain, Sweden, Taiwan, United Arab Emirates and Wales.

Crane Pumps & Systems manufactures pumps under the trade names Deming, Weinman, Burks and Barnes. Pumps are sold to a broad customer base that includes the industrial, municipal, commercial water and wastewater and commercial heating, ventilation and air-conditioning industries as well as original equipment manufacturers and military applications. Crane Pumps & Systems has facilities in Piqua, Ohio; Bramalea, Ontario, Canada; and Zhejiang, China.
Crane Supply, a distributor of valves, fittings and piping, sells predominately to the non-residential construction and industrial markets and maintains 29 distribution facilities throughout Canada.
The Barksdale business provides valves and regulators with its ShearSeal technology for transportation applications and hazardous environments in the oil and gas vertical along with pressure, temperature and level sensors for industrial applications.
The Fluid Handling segment employed approximately 5,100 people and had assets of $963 million at December 31, 2014. Order backlog totaled $311 million and $334 million at December 31, 2014 and 2013, respectively. Backlog as of December 31, 2013 included $6 million pertaining to a business divested in 2014, .
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment is comprised of two businesses, Crane Payment Innovations and Merchandising Systems.
In December 2013, we completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems, which serves customers in the transportation, gaming, retail, service payment and vending markets, for a purchase price of $804 million for all of the outstanding equity interests of MEI.
Our Crane Payment Innovations ("CPI") business, which combines the former Payment Solutions business of Crane Co. and MEI, provides high technology products serving five global vertical markets: retail, vending, gaming, financial services and transportation. Our payment systems solutions for these markets include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers, and cashless systems. CPI facilities are located in Malvern, Pennsylvania; Queretaro, Mexico; Tokyo, Japan; Geneva, Switzerland; Reading and Manchester, England; Buxtehude, Germany; Concord, Ontario, Canada; Kiev, Ukraine; and Salem, New Hampshire.
Our Merchandising Systems business, which is primarily engaged in the design and manufacture of vending equipment and related solutions, creates customer value through innovation by improving consumer experience and store profitability. Our products, which include a full line of vending options, including those for food, snack, coffee and cold beverages, are sold to vending operators and food and beverage companies throughout the world. Our solutions include vending management software, cashless and online solutions to help customers operate their businesses more profitably, become more competitive and increase cash flow for continued business investment. Facilities are located in Williston, South Carolina and Chippenham, England.
The Payment & Merchandising Technologies segment employed approximately 2,800 people and had assets of $1,210 million at December 31, 2014. Order backlog totaled $68 million and $52 million at December 31, 2014 and 2013, respectively.
Aerospace & Electronics
The Aerospace & Electronics segment has two groups, the Aerospace Group and the Electronics Group. This segment supplies critical components and systems, including original equipment and aftermarket parts, for the commercial aerospace and military aerospace and defense electronics industries. The commercial market accounted for approximately 70% of segment sales in 2014, while sales to the military market were approximately 30% of total sales.
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
The Landing Systems solution set includes aircraft brake control and anti-skid systems, including electro-hydraulic servo valves and manifolds, embedded software and rugged electronic controls, hydraulic control valves, landing gear sensors, and electrical braking as original equipment to the commercial transport, business, regional, general aviation, military and government aerospace, repair and overhaul markets. This solution set also includes similar systems for the retrofit of aircraft with improved systems as well as replacement parts for systems installed as original equipment by aircraft manufacturers. All of these solution sets are proprietary to us and are custom designed to the requirements and specifications of the aircraft manufacturer or program contractor. These systems and replacement parts are sold directly to aircraft manufacturers, Tier 1 integrators (companies which make products specifically for an aircraft manufacturer), airlines, governments and aircraft maintenance, repair and overhaul (“MRO”) organizations. Our Landing Systems facility is located in Burbank, California.
The Sensing and Utility Systems solution set includes custom landing gear control and indication systems, door control and indication systems, nose wheel steering systems, on-board and hand-held wireless tire pressure monitoring systems, proximity sensors and switches, and pressure sensors for the commercial business, regional and general aviation, military, MRO and electronics markets. Facilities are located in Lynwood, Washington and Lyon, France.
Our Fluid Management solution set includes lubrication pumps, fuel pumps, coolant/water pumps, and fuel flow transmitters for commercial and military aerospace applications. Facilities are located in Elyria, Ohio; Burbank, California; and Lynwood, Washington.
Our Cabin Systems solution set includes motion control products for airline seating. We manufacture both electromechanical actuation and hydraulic/mechanical actuation solutions for aircraft seating, selling directly to seat manufacturers and to the airlines. The facility for Cabin Systems is located in Burbank, California.
Our Power solution set includes custom low voltage and high voltage power supplies, miniature (hybrid) power modules, battery charging systems, transformer rectifier units, high power traveling wave tube (“TWT”) transmitters and power for TWT and solid state transmitters and amplifiers for a broad array of applications predominantly in the defense, commercial aerospace and space markets. These products are used to provide power for avionics, weapons systems, radar, electronic warfare suites, communications systems, data links, aircraft utilities systems, emergency power, bulk ac/dc power conversion and motor pulse power. Products range from standard modules to full custom designed power management and distribution systems. We supply our products to commercial aerospace and space prime contractors, Tier 1 integrators and U.S. Department of Defense prime contractors and foreign allied defense organizations. Facilities are located in Redmond and Lynwood, Washington; Fort Walton Beach, Florida; and Kaohsiung, Taiwan.
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
The Aerospace & Electronics segment employed approximately 2,640 people and had assets of $512 million at December 31, 2014. The order backlog totaled $422 million and $361 million at December 31, 2014 and 2013, respectively.
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
The Engineered Materials segment employed approximately 700 people and had assets of $229 million at December 31, 2014. The order backlog totaled $17 million and $15 million at December 31, 2014 and 2013, respectively.
Acquisitions
We have completed four acquisitions in the past five years.
In December 2013, we completed the acquisition of MEI, a leading provider of payment solutions for unattended transaction systems, which serves customers in the transportation, gaming, retail, service payment and vending markets, for a purchase price of $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and was integrated into our CPI business within our Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits we expect to realize from the acquisition, as the acquisition is expected to strengthen and broaden our product offering and will allow us to strengthen our global position in all sectors of the market. Goodwill for this acquisition amounted to $438 million.

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
In December 2010, we completed the acquisition of Money Controls, a leading producer of a broad range of payment systems and associated products for the gaming, amusement, transportation and retail markets. Money Controls’ 2010 full-year sales were approximately $64 million, and the purchase price was approximately $90 million, net of cash acquired of $3 million. Money Controls has been integrated into the Crane Payment Innovations business within our Payment & Merchandising Technologies segment. Goodwill for this acquisition amounted to $33 million.
In February 2010, we completed the acquisition of Merrimac Industries, Inc. (“Merrimac”), a designer and manufacturer of radio frequency Microwave components, subsystem assemblies and micro-multifunction modules. Merrimac’s 2009 sales were approximately $32 million, and the aggregate purchase price was $54 million in cash, including $3 million of assumed debt. Merrimac has been integrated into the Electronics Group within our Aerospace & Electronics segment. Goodwill for this acquisition amounted to $18 million.
Divestitures
We have completed five divestitures in the past five years.
In 2014, we sold Crane Water which was formerly part of our Fluid Handling segment for $2.1 million. The business had sales of approximately $15 million in 2013.
In December 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
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
Our products have primary application in the chemical & pharmaceutical processing, oil and gas refining, power, nuclear, building services and utilities, automated payment and merchandising, aerospace, defense electronics, recreational vehicle (“RV”), non-residential construction and transportation end markets. As such, our revenues are dependent upon numerous unpredictable factors, including changes in market demand, general economic conditions and capital spending. Because these products are also sold in a wide variety of markets and applications, we do not believe we can reliably quantify or predict the possible effects upon our business resulting from such changes.
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

Research and Development
Research and development costs are expensed when incurred. These costs were $68.0 million, $52.7 million and $66.9 million in 2014, 2013 and 2012, respectively, and were incurred primarily by the Aerospace & Electronics and Payment & Merchandising Technologies segments.
Our Customers
No customer accounted for more than 10% of our consolidated revenues in 2014, 2013 or 2012.
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times caused increases in the costs of steel, copper and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business, and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at reasonable costs.
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

In May 2012, we entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2014, outstanding borrowings under the facility totaled $100 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of Crane. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2014, our ratio was 45%.
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

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	Chief Executive Officer since January 2014. President since January 2013. Chief Operating Officer from May 2011 through January 2013. Group President, Fluid Handling from 2005 to October 2012.	51	2004
Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since December 2011. Assistant Controller from 2007 to December 2011.	45	2011
Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since 2007.	59	2007
Brendan J. Curran	President, Aerospace & Electronics	President, Aerospace & Electronics since February 2015. Group President, Aerospace of Aerospace & Electronics from May 2013 through February 2015. Pratt Whitney: Vice President, Business Development, Strategy & Partnerships, Commercial Engines from July 2012 through June 2013 and Vice President, Commercial Engines & Global Services from April 2011 through June 2012. Hamilton Sundstrand, United Technologies Corporation: VP and General Manager, Repair & Supply Chain from May 2009 through March 2011.	52	2013
Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	63	1996
Bradley L. Ellis	Senior Vice President	Senior Vice President since December 2014. Group President, Merchandising Systems from 2003 through December 2014. Vice President, Crane Business System from 2009 to December 2011.	46	2000
Andrea L. Frohning	Vice President, Human Resources	Vice President, Human Resources since November 2013. Vice President, Human Resources at Hubbell Inc. from 2006 through October 2013.	45	2013
Richard A. Maue	Vice President - Finance and Chief Financial Officer	Vice President - Finance and Chief Financial Officer since January 2013. Principal Accounting Officer since 2007 and Vice President, Controller from 2007 to December 2011.	44	2007
Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	60	1989
Louis V. Pinkham	Senior Vice President	Senior Vice President since December 2014. Group President, Fluid Handling from October 2012 through December 2014. Senior Vice President, General Manager at Eaton Corp. (diversified power management company) from June 2011 to October 2012. Vice President, General Manager Eaton Corp. from 2008 to 2011.	43	2012
Tazewell S. Rowe	Vice President, Treasurer	Vice President, Treasurer since August 2013. Assistant Treasurer, ITT Corporation from January 2010 through August 2013. Managing Director, Corporate Strategy, Ally Financial from 2006 through January 2010.	43	2013
Kristian R. Salovaara	Vice President of Business Development and Strategy	Vice President of Business Development and Strategy since March 214. Vice President, Business Development from May 2011 to March 2014. Managing Director at FBR Capital Markets & Co. from 2009 to May 2011.	54	2011
Edward S. Switter	Vice President, Tax	Vice President, Tax since 2011. Director Global Tax from 2010 to 2011. Director of Tax from 2006 to 2010.	40	2011

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

As of December 31, 2014, we were one of a number of defendants in cases involving 47,507 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 11, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

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
We have recorded a liability for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and that we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. The liability was $614 million as of December 31, 2014.
Macroeconomic fluctuations may harm our business, results of operations and stock price.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, levels of consumer and business confidence, commodity prices, exchange rates, levels of government spending and deficits, political conditions and other challenges that could affect the global economy. These economic conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations or refinance maturing debt balances at attractive interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments.  Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.  See “Specific Risks Related to Our Business Segments”.

Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.
Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For example, in 2014, the U.S. Environmental Protection Agency ("EPA") issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in us recording a charge of $49.0 million pertaining to the Phoenix-Goodyear Airport North Superfund Site, extending the accrued costs through 2022. In addition, also in 2014, we recorded a $6.8 million charge for expected remediation costs associated with an environmental site in Roseland, New Jersey (the "Roseland Site").

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
We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics and Fluid Handling segments, as discussed more fully under “Specific Risks Relating to Our Business Segments”. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, or securing any improper advantage and the anti-bribery laws of other jurisdictions. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
Additional tax expense or exposures could affect our financial condition, results of operations and cash flow
We are subject to income taxes in the United States and various international jurisdictions.  Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, changes in the amount of earnings permanently reinvested offshore and the results of audits and examinations of previously file tax returns.
The prices of our raw materials can fluctuate dramatically, which may adversely affect our profitability.
The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. In our Engineered Materials segment, for example, profits were adversely impacted by increased resin and styrene material costs in 2014. The costs in our Fluid Handling and Payment & Merchandising Technologies segments similarly are affected by fluctuations in the price of metals such as steel and copper. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.
Our ability to obtain parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.
Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to concentrate our purchases of parts and raw materials on fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to procure these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, price volatility or the unavailability of some raw materials could have an adverse effect on our operating results and financial condition.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in demand by these industries would reduce the sales and profitability of the affected business segments. In our Fluid Handling segment, a slower recovery of the economy or major markets could reduce sales and profits, particularly if projects for which these businesses are suppliers or bidders are canceled or delayed. Results at our Payment & Merchandising Technologies segment could be affected by sustained low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies.
In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. Our Aerospace businesses could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices; in addition, demand for military and defense products is dependent upon government spending, which remains uncertain. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products.

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
We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, in 2014, we recorded pre-tax restructuring and related charges of $22.7 million associated with repositioning actions intended to improve profitability in our Fluid Handling and Aerospace & Electronics segments. In addition, also in 2014, the Company recorded $10.3 million associated with incremental MEI integration synergies in Payment & Merchandising Technologies. However, our failure to respond to potential declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.

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
Net sales and assets related to our operations outside the United States were 41% of our consolidated amounts in both 2014 and 2013. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, fluctuations in foreign currency exchange rates, primarily the euro, the British pound, the Canadian dollar and the Japanese yen, could adversely affect our reported results, primarily in our Fluid Handling and Payment & Merchandising Technologies segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.
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
We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
Failure to maintain the security of our information systems and technology networks, including personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of the Company’s privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting the systems that access our products and services.
Specific Risks Relating to Our Business Segments
Fluid Handling
The markets for our Fluid Handling businesses’ products and services are fragmented and highly competitive. We compete against large and well established global companies, as well as smaller regional and local companies. While we compete based on technical expertise, timeliness of delivery, quality and reliability, the competitive influence of pricing has broadened as a result of sustained weakness in the European economy and general uncertainty in other major economies, such as China. Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. Additionally, a global economic slowdown and continued volatility in commodity prices, most importantly oil, could negatively affect the level of these activities and result in continued postponement of capital spending decisions or the delay or cancellation of projects. While we experienced a generally strong first half of 2014, order rates slowed considerably through the third and fourth quarters due to project delays and uncertainty with oil prices.
A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements might result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation. In addition, at our foreign operations, reported results in U.S. dollar terms could be eroded by a weakening of the local currency of the respective businesses, particularly where we operate using the euro, British pound, Canadian dollar and Indian rupee.
Payment & Merchandising Technologies
Results at our Payment & Merchandising Technologies businesses could be reduced by sustained weakness in the European economy and general uncertainty in other major economies such as China and Russia. Our results could also be affected by sustained or increased levels of manufacturing unemployment and office vacancies and inflation for key raw materials. Demand for most of our products and services depend on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers depends in turn on general economic conditions, availability of credit and expectation of future market behavior. In addition, delays in launching or supplying new products or an inability to achieve new product sales objectives, or unfavorable changes in gaming regulations affecting certain of our CPI customers would adversely affect our profitability. Results at our foreign locations have been and will continue to be affected by fluctuations in the value of the euro, the British pound, the Japanese yen, the Mexican peso and the Canadian dollar versus the U.S. dollar. We also may not be able to successfully integrate and realize the expected benefits of our recent acquisition of MEI.

Aerospace & Electronics
Our Aerospace & Electronics segment is particularly affected by economic conditions in the commercial and military aerospace industries which are cyclical in nature and affected by periodic downturns that are beyond our control. The principal markets for manufacturers of commercial aircraft are large commercial airlines, which could be adversely affected by a number of factors, including current and predicted traffic levels, load factors, aircraft fuel pricing, worldwide airline profits, terrorism, pandemic health issues and general economic conditions. Our commercial business is also affected by the market for business jets which could be adversely impacted by a decline in business travel due to lower corporate profitability. In addition, a portion of this segment’s business is conducted under U.S. government contracts and subcontracts; therefore, a reduction in Congressional appropriations that affect defense spending or the ability of the U.S. government to terminate our contracts could impact the performance of this business. Any decrease in demand for new aircraft or equipment or use of existing aircraft and equipment will likely result in a decrease in demand of our products and services, and correspondingly, our revenues, thereby adversely affecting our business, financial condition and results of operation. Our sales to military customers are also affected by continued pressure on U.S. and global defense spending and the level of activity in military flight operations. Furthermore, due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot predict the economic conditions that will exist when any new product is complete. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products and/or programs, our results of operations and financial condition could be adversely impacted.
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

Engineered Materials
In our Engineered Materials segment, sales and profits could fall if there were a decline in demand or a loss in market share for products used for trucks, trailers, RVs and building product applications for which our business produces fiberglass-reinforced plastic panels. In addition, profits could also be adversely affected by increases in resin and styrene material costs, by the loss of a principal supplier or by an inability on the part of the business to maintain product cost and functionality advantages when compared to competing materials.
Item 1B. Unresolved Staff Comments.
None

Item 2. Properties.

	Number of Facilities - Owned
Location	Aerospace & Electronics		Engineered Materials		Payment & Merchandising Technologies		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	8	829,000	4	644,000	2	568,000	6	784,000	—	—	20	2,825,000
Canada	—	—	—	—	—	—	—		—	—	—	—
Europe	—	—	—	—	3	338,000	9	1,556,000	—	—	12	1,894,000
Other international	—	—	—	—	2	295,000	6	850,000	—	—	8	1,145,000
	8	829,000	4	644,000	7	1,201,000	21	3,190,000	—	—	40	5,864,000
Non-Manufacturing
United States	—	—	—	—	1	15,000	3	138,000	—	—	4	153,000
Canada	—	—	—	—	—	—	7	155,000	—	—	7	155,000
Europe	—	—	—	—	—	—	2	78,000	—	—	2	78,000
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	1	15,000	12	371,000	—	—	13	386,000

	Number of Facilities - Leased
Location	Aerospace & Electronics		Engineered Materials		Payment & Merchandising Technologies		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	16,000	1	19,000	1	15,000	2	105,000	—	—	5	155,000
Canada	—	—	—	—	1	61,000	1	21,000	—	—	2	82,000
Europe	1	12,000	—	—	1	10,000	4	686,000	—	—	6	708,000
Other international	2	89,000	—	—	—	—	2	112,000	—	—	4	201,000
	4	117,000	1	19,000	3	86,000	9	924,000	—	—	17	1,146,000
Non-Manufacturing
United States	1	4,000	2	59,000	10	205,000	4	42,000	3	42,000	20	352,000
Canada	—	—	—	—	—	—	23	436,000	—	—	23	436,000
Europe	4	7,000	—	—	6	80,000	8	52,000	—	—	18	139,000
Other international	—	—	—	—	7	33,000	19	186,000	—	—	26	219,000
	5	11,000	2	59,000	23	318,000	54	716,000	3	42,000	87	1,146,000
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

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2014 and 2013.
MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2014 High	2014 Low	2013 High	2013 Low	2014	2013
First	$73.08	$60.14	$55.94	$46.00	$0.30	$0.28
Second	$76.33	$68.43	$59.51	$51.43	0.30	0.28
Third	$74.72	$63.21	$63.41	$57.10	0.33	0.30
Fourth	$63.11	$53.63	$67.25	$58.72	0.33	0.30
					$1.26	$1.16
On December 31, 2014, there were approximately 2,424 holders of record of Crane Co. common stock.

The following table summarizes our share repurchases during the year ended December 31, 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1-31	96,581	$61.72	—	—
November 1-30	716,212	$61.49	—	—
December 1-31	—	—	—	—
Total October 1 — December 31, 2014	812,793	$61.52	—	—
The table above only includes the open-market repurchases of our common stock during the year ended December 31, 2014. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Due to administrative error, we inadvertently failed to timely file a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) regarding the issuance of shares of our common stock pursuant to the Crane Co. 2013 Stock Incentive Plan (the “Plan”).  We intend to file a registration statement on Form S-8 with the SEC as promptly as practicable to register shares issuable pursuant to the Plan.  From the date of the adoption of the Plan in April 2013 through December 31, 2014, a total of 310 shares of our common stock were issued upon exercise of stock options granted pursuant to the Plan, a total of 4,309 shares of our common stock were issued pursuant to the Plan upon vesting of restricted share units, and 2,888 shares of our common stock were issued pursuant to the Plan upon vesting of deferred stock units.  We believe that any potential liability resulting from the failure to timely register shares of common stock issuable pursuant to the Plan is not material to our financial condition or results of operations.

Item 6. Selected Financial Data.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Net sales	$2,924,997	$2,595,281	$2,579,068	$2,500,369	$2,179,319
Operating profit from continuing operations(a)	316,290	347,876	310,441	36,571	233,300
Interest expense	(39,222)	(26,460)	(26,831)	(26,255)	(26,841)
Income from continuing operations before taxes(a)	281,156	326,016	284,605	14,761	209,067
Provision (benefit) for income taxes(b)	87,587	105,065	88,416	(8,055)	56,087
Income from continuing operations	193,569	220,951	196,189	22,816	152,980
Discontinued operations, net of tax (c)	—	—	21,632	3,700	1,210
Net income attributable to common shareholders(b)	$192,672	$219,502	$216,993	$26,315	$154,170
Earnings per basic share(b)
Income from continuing operations attributable to common shareholders	$3.28	$3.79	$3.40	$0.39	$2.61
Discontinued operations, net of tax	—	—	0.38	0.06	0.02
Net income attributable to common shareholders	$3.28	$3.79	$3.78	$0.45	$2.63
Earnings per diluted share(b)
Income from continuing operations attributable to common shareholders	$3.23	$3.73	$3.35	$0.38	$2.57
Discontinued operations, net of tax	—	—	0.37	0.06	0.02
Net income attributable to common shareholders	$3.23	$3.73	$3.72	$0.44	$2.59
Cash dividends per common share	$1.26	$1.16	$1.08	$0.98	$0.86
Total assets	$3,450,785	$3,559,607	$2,889,878	$2,843,531	$2,706,697
Long-term debt	$749,213	$749,170	$399,092	$398,914	$398,736
Accrued pension and postretirement benefits	$278,253	$151,133	$233,603	$178,382	$98,324
Long-term asbestos liability	$534,515	$610,530	$704,195	$792,701	$619,666
Long-term insurance receivable — asbestos	$126,750	$148,222	$171,752	$208,952	$180,689

(a)
Includes i) acquisition related inventory and backlog amortization of $4,790 and $4,654 in 2014 and 2013, respectively ii) acquisition related integration costs of $9,753 in 2014; iii) acquisition related transaction costs of $22,765, $3,874 and $1,276 in 2013, 2012 and 2010, respectively, iv) restructuring and related charges of $22,687, $20,632 and $6,676 in 2014, 2012, and 2010, respectively, v) acquisition related restructuring costs of $10,322 in 2014, vi) an asbestos provision, net of insurance recoveries, of $241,647 in 2011, vii) environmental liability provisions of $55,800 and $30,327 in 2014 and 2011, respectively, and viii) a lawsuit settlement of $6,500 in 2014.

(b)
Includes the tax effect of items cited in note (a) as well as $2,892 withholding taxes related to acquisition funding and a $2,006 gain on sale of product line in 2013, a $5,625 tax benefit caused by the reinvestment of non-U.S. earnings associated with the acquisition of Money Controls in 2010.

(c)	Includes a $19,176 gain on divestiture, net of tax, in 2012.

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
We are a diversified manufacturer of highly engineered industrial products. Our business consists of four segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemical & pharmaceutical processing, oil and gas refining, power, nuclear, building services and utilities, automated payment and merchandising, aerospace, defense electronics, recreational vehicle (“RV”), non-residential construction and transportation.
Our strategy is to grow the earnings of niche businesses with leading market shares, make strategic acquisitions, aggressively pursue operational and strategic linkages among our businesses, build a performance culture focused on continuous improvement and a committed management team whose interests are directly aligned with those of the shareholders and maintain a focused, efficient corporate structure.
Items Affecting Comparability of Reported Results
The comparability of our operating results from continuing operations for the years ended December 31, 2014, 2013 and 2012 is affected by the following significant items:
Acquisition-Related Costs
During 2014, we recorded the following costs associated with the acquisition of MEI: 1) pre-tax integration costs of $9.8 million and 2) pre-tax acquisition related inventory and backlog amortization of $4.8 million. During 2013, we recorded the following costs associated with the acquisition of MEI: 1) pre-tax transaction costs of $22.8 million, 2) pre-tax inventory step-up and backlog amortization of $4.7 million and 3) withholding taxes of $2.9 million related to cash marshaling activities supporting payment for the acquisition. During 2012, we recorded pre-tax transaction costs associated with the acquisition of MEI of $3.9 million.
Gain on Sale of Product Line
In 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
Divestiture Loss
In 2014, we sold Crane Water which was formerly part of our Fluid Handling segment for $2.1 million and recorded $1.6 million pre-tax loss. The business had sales of approximately $15 million in 2013.
Restructuring and Related Costs
In 2014, we recorded pre-tax restructuring charges and related costs of $33.0 million, of which $22.7 million was related to the repositioning activities in our Fluid Handling and Aerospace & Electronics segments and $10.3 million was related to the acquisition of MEI. In 2012, we recorded pre-tax restructuring charges and related costs of $20.6 million, of which $18.5 million was associated with repositioning actions designed to improve profitability beginning in 2013, primarily in the European portion of the Fluid Handling segment. Included in the repositioning actions are $2.0 million of non-cash charges related to the completion of previous restructuring actions.
Lawsuit Settlement
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Environmental Charge
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2014 and 2013 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
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

The Company undertook an extensive soil remediation effort at the Goodyear Site following its closure, and had been monitoring the Goodyear Site’s condition in the years that followed. In response to changes in remediation standards, the Company has conducted further site characterization and delineation studies. In September 2014, the Company, in consultation with its advisors, substantially completed its assessment of soil and groundwater contaminants at the Roseland Site, and developed an enhanced remediation plan for the site, which includes further soil removal, groundwater treatment, and soil vapor extraction, resulting in a charge of $6.8 million for remediation activities which are expected to be completed by 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results From Continuing Operations — For the Years Ended December 31, 2014, 2013 and 2012

	For the year ended December 31,			2014 vs 2013 Favorable / (Unfavorable) Change		2013 vs 2012 Favorable / (Unfavorable) Change
(in millions, except %)	2014	2013	2012	$	%	$	%
Net Sales
Fluid Handling	$1,264	$1,289	$1,289	(25)	(2)%	(1)	—%
Payment & Merchandising Technologies	712	381	372	331	87%	9	2%
Aerospace & Electronics	696	694	701	$2	—%	$(7)	(1)%
Engineered Materials	253	232	217	21	9%	16	7%
Total Net Sales	$2,925	$2,595	$2,579	$330	13%	$16	1%
Sales Growth:
Core business				$9	—%	$1	—%
Acquisitions/dispositions				332	13%	25	1%
Foreign exchange				(11)	—%	(9)	—%
Total Sales Growth				$330	13%	$16	1%
Operating Profit from Continuing Operations
Fluid Handling	$182	$195	$161	$(13)	(7)%	$34	21%
Payment & Merchandising Technologies	69	35	34	34	98%	1	3%
Aerospace & Electronics	138	160	156	(22)	(14)%	4	3%
Engineered Materials	37	34	25	2	7%	10	40%
Total Segment Operating Profit from Continuing Operations*	$426	$424	$375	$2	—%	$49	13%
Corporate Expense	$(54)	$(76)	$(65)	$23	(30)%	$(11)	(17)%
Corporate — Environmental charge	(56)	—	—	(56)	NM	—	—
Total Operating Profit from Continuing Operations	$316	$348	$310	$(32)	(9)%	$37	12%
Operating Margin %
Fluid Handling	14.4%	15.1%	12.5%
Payment & Merchandising Technologies	9.7%	9.1%	9.1%
Aerospace & Electronics	19.9%	23.1%	22.2%
Engineered Materials	14.5%	14.8%	11.3%
Total Segment Operating Profit Margin % from Continuing Operations*	14.6%	16.3%	14.6%
Total Operating Margin % from Continuing Operations	10.8%	13.4%	12.0%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 compared with 2013
Sales in 2014 increased $330 million, or 13%, to $2.925 billion compared with $2.595 billion. The sales increase was driven by a net increase in revenue from acquisitions and dispositions of $332 million and an increase in core business sales of $9 million, partially offset by unfavorable foreign exchange of $11 million. Payment & Merchandising Technologies segment revenue increased $331 million, or 87%, in 2014 reflecting an increase in sales of $340 million related to the acquisition of MEI and $18 million of higher sales from our Merchandising Systems group, partially offset by a core sales decline of $4 million and $4 million of unfavorable foreign exchange. In our Engineered Materials segment, sales increased $21 million, reflecting $20 million of higher sales to RV manufacturers and $2 million of higher sales to our transportation-related customers, partially offset by $2 million of lower sales to our building product customers. Our Aerospace & Electronics segment reported a sales increase of $2 million, or 0.3%. Our Aerospace Group had a 3% sales increase in 2014 compared to the prior year, reflecting $13 million of higher original equipment manufacturer (“OEM”) sales and $2 million of higher aftermarket product sales. The Electronics Group experienced a $13 million sales decrease, or 5%, due to weaker sales of defense-related products. Our Fluid Handling segment reported a sales decrease of $25 million, primarily reflecting a decrease of $16 million in our Crane Valve Group and a $13 million sales decrease in Crane Supply driven by unfavorable foreign exchange. These declines were partially offset by an $11 million sales increase in our Barksdale business and a $2 million sales increase in our Crane Pumps and Systems business.
Total segment operating profit increased $2 million, or 0.4%, to $426 million in 2014 compared to $424 million in 2013. The increase in segment operating profit was driven by increases in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by decreases in our Aerospace & Electronics and Fluid Handling segments. Our Payment & Merchandising Technologies segment operating profit was $34 million, or 98%, higher in 2014 compared to the prior year and our Engineered Materials segment operating profit was $2 million, or 7%, higher in 2014 compared to the prior year; our Aerospace & Electronics segment operating profit was $22 million, or 14%, lower in 2014 compared to the prior year and our Fluid Handling segment operating profit was $13 million, or 7%, lower in 2014 compared to the prior year. The operating profit increase in our Payment & Merchandising Technologies was primarily driven by the impact of the MEI acquisition, partially offset by an $18 million increase in acquisition, integration and restructuring-related charges in 2014 compared to 2013. The primary drivers of the increase in our Engineered Materials segment operating profit were a $6 million impact from the higher sales and strong productivity gains, partially offset by an unfavorable product mix and higher raw material costs (primarily resin and substrates). The Aerospace & Electronics segment operating profit decrease primarily reflected an increase in engineering and new product development spending supporting new program wins and higher costs associated with new product launches in our cabin business. The decrease also reflected restructuring charges of $8 million recorded in 2014 associated with repositioning actions designed to improve profitability in 2015 and 2016. The Fluid Handling operating profit decrease reflected an unfavorable sales mix, a restructuring charge of $15 million recorded in 2014 and a $2 million impact from the lower sales, partially offset by productivity gains and lower pension expense. Total segment operating margins decreased to 14.6% in 2014 compared to 16.3% in 2013.
2013 compared with 2012
Sales in 2013 increased $16 million, or 1%, to $2.595 billion compared with $2.579 billion. The sales increase was driven by an increase in core business sales of $1 million and a net increase in revenue from acquisitions and dispositions of $25 million, partially offset by unfavorable foreign exchange of $9 million. In our Engineered Materials segment, sales increased $16 million, reflecting $20 million of higher sales to RV manufacturers, partially offset by $2 million of lower sales to our transportation-related customers, $1 million of lower sales to our international customers and $1 million of lower sales to our building product customers. Merchandising Systems segment revenue increased $9 million, or 2%, in 2013 reflecting an increase in sales of $25 million related to the acquisition of MEI and $12 million of higher sales from our Payment Solution business, partially offset by $27 million of lower sales from our Vending Solutions business and $2 million of unfavorable foreign exchange. Our Aerospace & Electronics segment reported a sales decrease of $7 million, or 1%. Our Aerospace Group had a 1% sales decrease in 2013 compared to the prior year, reflecting $12 million of lower aftermarket product sales, partially offset by $10 million of higher OEM sales. The Electronics Group experienced a $5 million sales decrease, or 2%, due to lower sales of our Microwave and Power Solutions products for military and defense applications. Our Fluid Handling segment reported a sales decrease of $0.8 million, primarily reflecting a $19 million decrease in Crane Supply, partially offset by an increase of $16 million in our Crane Valve Group driven by strength in the power and nuclear end markets, partially offset by weakness in our chemical business. In addition, sales in our Crane Pumps and Systems business increased by $5 million driven by share gains.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Results From Discontinued Operations — For the Years Ended December 31, 2014, 2013 and 2012

(in millions)	2014	2013	2012
Income from Continuing Operations	$194	$221	$196
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	—	2
Gain from Sales of Discontinued Operations, net of tax	—	—	19
Discontinued Operations, net of tax	—	—	22
Net income before allocation to noncontrolling interests	$194	$221	$218
Net income attributable to common shareholders	$193	$220	$217
For the years 2014, 2013 and 2012, we reported two divested businesses as discontinued operations in our Statements of Operations. The sale of Azonix in 2012 resulted in an after-tax gain of $14.5 million. Azonix had sales of $17.1 million and pre-tax profit from operations of $2.4 million in 2012. The sale of our valve service center in Houston, Texas in 2012 resulted in an after-tax gain of $4.6 million. Our valve service center in Houston, Texas, had sales of $8.4 million and pre-tax profit from operations of $1.3 million in 2012. There were no sales reported in 2013 and 2014 for Azonix or our valve service center in Houston, Texas.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLUID HANDLING

(in millions, except %)	2014	2013	2012
Net Sales	$1,264	$1,289	$1,289
Operating Profit	182	195	161
Restructuring and Related Charges*	15	—	13
Assets	963	996	993
Operating Margin	14.4%	15.1%	12.5%

*	The restructuring and related charges are included in operating profit and operating margin.
2014 compared with 2013.  Fluid Handling sales were lower by $25 million compared to the prior year.  Operating profit decreased by $13 million from $195 million in 2013 to $182 million in 2014. Operating profit in 2014 included restructuring and related charges of $15 million. Operating margins were 14.4% in 2014 compared with 15.1% in 2013.
Sales decreased $25 million, or 1.9%, driven by a core sales decrease of $10 million, or 0.8%, unfavorable foreign currency translation of $7 million, or 0.5%, and the impact of the divestiture of Crane Water of $8 million, or 0.6%. Backlog was $311 million at December 31, 2014, a decrease of 7% from $334 million at December 31, 2013. Backlog at December 31, 2013 included $5.5 million pertaining to a business divested in 2014.
Crane Valve Group (“Valve Group”) includes the following businesses: Crane ChemPharma & Energy Flow Solutions, Building Services & Utilities and Valve Services. Valve Group sales decreased 2% to $888 million in 2014 from $904 million in 2013, including a core sales decrease of $23 million, or 3%, partially offset by favorable foreign currency translation of $7 million, 0.8%, as both the British pound and euro strengthened against the U.S. dollar. The decrease in core sales was primarily driven by lower sales in our Crane ChemPharma & Energy Flow Solutions business, primarily driven by project delays and lower investments in chemical and refining applications for our severe service valves; and a decrease in our Valve Services business reflecting a decreased number of planned maintenance shutdowns at U.S. nuclear plants compared to 2013. The Building Services & Utilities business experienced a slight increase primarily reflecting modest improvement in the commercial building construction end market in the United Kingdom.
Crane Pumps & Systems sales increased 3% to $91 million in 2014 from $89 million in 2013, with market growth and share gains in the municipal, residential and industrial markets.
Crane Supply revenue decreased 6% to $192 million in 2014 from $205 million in 2013 due to $13 million of unfavorable foreign exchange as the Canadian dollar weakened against the U.S. dollar.
Barksdale sales increased $11 million reflecting an increase in demand for our oil and gas and transportation products, driven by stronger end market conditions and increased North American market share.
Fluid Handling operating profit decreased $13 million, or 7%, compared to 2013 reflecting an unfavorable sales mix, the restructuring charge of $15 million recorded in 2014 and a $2 million impact from the lower sales, partially offset by productivity gains and lower pension expense.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %)	2014	2013	2012
Net Sales	$712	$381	$372
Operating Profit	69	35	34
Acquisition, integration and restructuring related charges*	24	6	4
Assets	1,210	1,383	409
Operating Margin	9.7%	9.1%	9.1%

*	The acquisition, integration and restructuring related charges are included in operating profit and operating margin.
2014 compared with 2013.  Payment & Merchandising Technologies sales increased by $331 million from $381 million in 2013 to $712 million in 2014. Operating profit increased by $34 million from $35 million in 2013 to $69 million in 2014. Operating margins were 9.7% in 2014 compared to 9.1% in 2013.
Sales increased $331 million, or 87%, reflecting sales related to the acquisition of MEI of $340 million, or 89%, partially offset by a core sales decline of $4 million, or 1%, and unfavorable foreign currency translation of $4 million, or 1%. The decrease in core sales reflected lower sales in our legacy Payment Solutions business, partially offset by higher sales in our Merchandising Systems group. Sales decreased in our legacy Payment Solutions business reflecting lower sales in the retail and gaming end markets, partially offset by higher sales in the financial services vertical market. Sales increased in our Merchandising Systems group reflecting strong sales to certain large bottler customers and full-line operator customers.
Operating profit of $69 million increased 98% in 2014 compared to 2013. The operating profit increase was primarily driven by the impact of the MEI acquisition, partially offset by an $18 million increase in acquisition, integration and restructuring-related charges in 2014 compared to 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEROSPACE & ELECTRONICS

(in millions, except %)	2014	2013	2012
Net Sales	$696	$694	$701
Operating Profit	138	160	156
Restructuring and Related Charges *	8	—	—
Assets	512	512	510
Operating Margin	19.9%	23.1%	22.2%

*	The restructuring and related charges are included in operating profit and operating margin.
2014 compared with 2013.  Sales of our Aerospace & Electronics segment increased $2 million, or 0.3%, in 2014 to $696 million, reflecting a sales increase of $15 million in the Aerospace Group, partially offset by a sales decrease of $13 million in the Electronics Group. The Aerospace & Electronics segment’s operating profit decreased $22 million, or 14%, in 2014. The decrease in operating profit was due to a $7 million decrease in operating profit in the Aerospace Group and a $15 million decrease in the Electronics Group. The operating margin for the segment was 19.9% in 2014 compared to 23.1% in 2013. Backlog was $422 million at December 31, 2014, an increase of 17% from $361 million at December 31, 2013.
Aerospace Group sales in 2014 by the four solution sets were as follows: Landing Systems, 34%; Sensing and Utility Systems, 34%; Fluid Management, 22%; and Cabin Systems, 10%. The commercial market accounted for 81% of Aerospace Group sales in 2014, while sales to the military market were 19% of total Aerospace Group sales. During 2014, sales to OEMs and aftermarket customers were 63% and 37%, respectively.
Aerospace Group sales increased $15 million, or 3%, from $435 million in 2013 to $450 million in 2014.  OEM product sales increased $13 million, or 5%, primarily reflecting an increase in commercial and military OEM sales. The increase in commercial OEM sales was driven by strong sales to large aircraft manufacturers as passenger air travel continues to increase causing OEMs to increase build rates in response to demand for more aircraft. Aftermarket sales increased $2 million, or 1%, compared to the prior year driven by an increase in sales of commercial and military spares and commercial repair and overhaul ("R&O") sales, partially offset by weaker modernization and upgrade ("M&U") sales. Commercial aftermarket sales increased $1 million, or 1%, reflecting higher spares and R&O sales, partially offset by a decrease in M&U sales. The increase in military aftermarket sales of $1 million, or 1%, was primarily driven by higher spares sales.
Aerospace Group operating profit decreased $7 million, or 5%, over the prior year, primarily due to an increase in engineering and new product development spending supporting new program wins and higher costs associated with new product launches in our cabin business. Engineering expense will increase or decrease depending on the nature and timing of program wins requiring engineering resources. Aerospace engineering expense was $41 million, or 9% of sales in 2014 compared to $32 million, or 7%, in 2013.
Electronics Group sales by market in 2014 were as follows: military/defense, 51% and commercial aerospace, 49%. Sales in 2014 by the Group’s solution sets were as follows: Power, 70%; Microwave Systems, 21%; and Microelectronics, 9%.
Electronics Group sales decreased 5% from $259 million in 2013 to $246 million in 2014. The decrease in core sales primarily reflects lower sales of our Microwave Solutions products primarily due to delays in defense-related programs. This decrease was partially offset by an increase in Power Solutions product sales primarily due to higher demand from commercial customers.
Electronics Group operating profit decreased $15 million, or 42%, driven primarily by restructuring and related charges of $8 million recorded in 2014 associated with repositioning actions designed to improve profitability in 2015 and 2016. These charges are related to our decision to consolidate two facilities in response to lower defense spending by the U.S. government. The lower operating profit also reflects the impact of the lower sales and an unfavorable sales mix driven by stronger demand in early commercial programs which tend to carry lower margins as well as increased engineering investments in bid and proposal efforts, partially offset by productivity gains and other cost savings.
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
Aerospace Group sales decreased $2 million, or 1%, from $437 million in 2012 to $435 million in 2013. The decrease was largely attributable to a $12 million, or 7%, decline in aftermarket product sales, partially offset by a $10 million, or 4%, increase in OEM product sales. The aftermarket product sales decrease primarily reflects a decline in military aftermarket sales of $13 million, or 25%, partially offset by an increase in commercial aftermarket sales of $1 million, or 1%. The decrease in military aftermarket sales was primarily driven by lower M&U product sales reflecting the completion in 2012 of a carbon brake control upgrade program for the U.S. Air Force C-130 aircraft which accounted for $12 million of sales in 2012. The higher OEM sales were primarily due to the higher commercial product sales associated with large commercial transport and business jets, both of which have benefited from increased passenger air travel and higher air cargo volumes.
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
ENGINEERED MATERIALS

(in millions, except %)	2014	2013	2012
Net Sales	$253	$232	$217
Operating Profit	37	34	25
Restructuring and Related Charges*	—	—	4
Assets	229	233	237
Operating Margin	14.5%	14.8%	11.3%

*	The restructuring and related charges are included in operating profit and operating margin.
2014 compared with 2013.  Engineered Materials sales increased by $21 million to $253 million in 2014, from $232 million in 2013. Operating profit of $37 million increased $2 million in 2014 compared to 2013. Operating margins were 14.5% in 2014 compared with 14.8% in 2013.
Sales increased $21 million, or 9%, reflecting higher sales to our RV and transportation-related customers, partially offset by lower sales to our building products customers. We experienced a $20 million, or 18%, sales increase to our traditional RV manufacturers, reflecting higher demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through 2014. Sales to our transportation-related customers increased by $2 million, or 8%, reflecting higher sales in Latin America, timing of a large fleet build with one customer in North America and higher sales of aerodynamic side skirts for trailers. Sales to our building products customers decreased $2 million, or 2%, reflecting a slow recovery in commercial construction end markets in the United States. Sales to our international customers remained relatively flat.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating profit in our Engineered Materials segment increased $2 million, or 7%. The primary drivers of this increase were a $6 million impact from the higher sales and strong productivity gains, partially offset by an unfavorable product mix and higher raw material costs (primarily resin and substrates).
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

CORPORATE

(in millions, except %)	2014	2013	2012
Corporate expense	$(54)	$(76)	$(65)
Corporate expense — Asbestos	—	—
Corporate expense — Environmental	(56)	—	—
Total Corporate	(109)	(76)	(65)
Interest income	2	2	2
Interest expense	(39)	(26)	(27)
Miscellaneous	2	3	(1)
2014 compared with 2013.  Total Corporate expenses increased by $33 million in 2014 primarily due to a $49 million charge related to an increase in the Company's liability at its Goodyear Site, a $6.8 million charge for expected remediation costs associated with our environmental site in Roseland, New Jersey and a $6.5 million charge related to a lawsuit settlement. These increases were partially offset by $20.4 million lower MEI acquisition related costs in 2014 compared to 2013.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents our income from continuing operations before taxes, provision for income taxes from continuing operations, and effective tax rate from continuing operations for the last three years:

(in millions, except %)	2014	2013	2012
Income before tax — U.S.	$142	$177	$175
Income before tax — non-U.S.	139	149	110
Income before tax — worldwide	281	326	285
Provision for income taxes	88	105	88
Effective tax rate	31.2%	32.2%	31.1%
Our effective tax rate from continuing operations was lower in 2014 than in 2013 primarily because our 2013 effective tax rate included the unfavorable effects of non-deductible transaction costs and withholding taxes related to the MEI acquisition. However, this was partially offset by less benefit from the U.S. federal research credit in 2014. While our 2014 effective tax rate includes one year’s worth of benefit for the credit because it was extended during 2014 with retroactive effect to January 1, 2014, our 2013 effective tax rate included two years’ worth of credit because it was extended during 2013 with retroactive effect to January 1, 2012.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares. Consistent with our philosophy of balanced capital deployment, in 2014, we repurchased shares for $50 million and paid dividends of $74 million (quarterly dividends per share increased 10% from $0.30 to $0.33 in July 2014).
Our current cash balance of $346 million, together with cash we expect to generate from future operations and the $400 million available under our existing committed revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $100 million outstanding under our $500 million Amended and Restated Credit Agreement which expires in May 2017.  There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $637 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $83 million related to environmental remediation costs projected through 2022 related to our Goodyear Site and a $6.8 million liability related to environmental remediation costs at our Roseland Site. In the third quarter of 2014, we paid $6.5 million to settle all current claims by class and individual plaintiff homeowners adjacent to the Roseland Site.
Our cash totaled $346 million as of December 31, 2014. Of this amount, approximately $330 million is held by our non-U.S. subsidiaries and is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $264 million in 2014, an increase of $25 million, or 10%, compared to 2013. The increase resulted primarily from lower working capital requirements, partially offset by higher defined benefit plan and postretirement contributions. Net asbestos-related payments in 2014 and 2013 were $61 million and $63 million, respectively. In 2015, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $59 million, and contributions to our defined benefit plans of approximately $17 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $26 million in 2014, compared to cash used for investing activities of $824 million in 2013. The decrease in cash used for investing activities was primarily related to the absence of cash paid in 2013 for the acquisition of MEI of $802 million, and to a lesser extent, proceeds received from the disposition of capital assets, partially offset by an increase in cash used for capital expenditures. Capital expenditures were $44 million in 2014 compared to $29 million in 2013 primarily related to incremental spending associated with the newly acquired MEI business as well as incremental investments for new product development, in particular, in our Fluid Handling and Aerospace & Electronics segments. Capital expenditures are made primarily for replacing equipment, supporting new product development, improving information systems and increasing capacity. We expect our capital expenditures to approximate $50 million in 2015, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used by financing activities was $133 million in 2014, compared to cash provided by financing activities of $433 million in 2013. The higher levels of cash used for financial activities was primarily due to the absence of proceeds received in 2013 from the issuance of long-term notes of $550 million related to the acquisition of MEI, the absence of proceeds received from a credit facility of $125 million, the increase in cash used for open market share repurchases (we repurchased 812,793 shares of our common stock at a cost of $50 million in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014) and $17 million of lower net proceeds received from employee stock option exercises during the period, an increase in dividend payments of $7 million and a net decrease in short-term debt.
Financing Arrangements
At December 31, 2014 and 2013, we had total debt of $850 million and $875 million, respectively. Net debt decreased by $101 million to $504 million at December 31, 2014, primarily reflecting strong cash flow from operations. The net debt to net capitalization ratio was 32.0% at December 31, 2014, compared to 33.2% at December 31, 2013.
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
In May 2012, we entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2014, outstanding borrowings under the facility totaled $100 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of Crane. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2014, our ratio was 45%.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2018 and 2023 notes were issued under an indenture dated as of December 13, 2013. The 2036 notes were issued under an indenture dated as of April 1, 1991. Both indentures contain certain limitations on liens and sale and lease-back transactions.
At December 31, 2014, we had open standby letters of credit of $28 million issued pursuant to $125 million uncommitted Letter of Credit Reimbursement Agreements and certain other credit lines.
Credit Ratings
As of December 31, 2014, our senior unsecured debt was rated BBB by Standard & Poor’s with a Stable outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2014:

	Payment due by Period
(in thousands)	Total	2015	2016 -2017	2018 -2019	After 2020
Long-term debt(1)	$750,000	$—	$—	$250,000	$500,000
Fixed interest payments	435,850	33,325	66,650	59,775	276,100
Operating lease payments	65,915	18,146	26,921	14,251	6,597
Purchase obligations	103,366	97,234	5,313	782	37
Pension and postretirement benefits(2)	492,474	42,474	87,489	94,225	268,286
Other long-term liabilities reflected on Consolidated Balance Sheets(3)	—	—	—	—	—
Total	$1,847,605	$191,179	$186,373	$419,033	$1,051,020

(1)	Excludes original issue discount.

(2)
Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1 million per year for which there is no trust and will be directly funded by us. Pension and postretirement benefits are included through 2023.

(3)
As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($535 million), long-term environmental liability ($64 million) and gross unrecognized tax benefits ($41 million) and related gross interest and penalties ($5 million).

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2014	2013
Short-term borrowings	$100,806	$125,826
Long-term debt	$749,213	$749,170
Total debt	850,019	874,996
Less cash and cash equivalents	346,266	270,643
Net debt *	503,753	604,353
Equity	1,070,601	1,214,673
Net capitalization*	$1,574,354	$1,819,026
Net debt to Equity*	47.1%	49.8%
Net debt to net capitalization*	32.0%	33.2%

*
Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In 2014, equity decreased $144 million, primarily as a result of changes in pension and postretirement plan assets and benefit obligations, net of tax, of $136 million, changes in currency translation adjustment of $114 million, cash dividends of $74 million and open-market share repurchases of $50 million, partially offset by net income attributable to common shareholders of $193 million and stock option exercises of $16 million.
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
While there are signs of continued strength in the North American economy, we remain cautious about the global economic outlook and the impact on demand for our products, particularly in our Fluid Handling segment. Specifically, in 2015, we expect a total year-over-year sales decline of 2.5%, based on a 2% to 4% adverse impact from foreign exchange and a 0.5% adverse impact from divestitures, partially offset by organic sales growth of 0% to 2%.
Reflecting on our continued focus on productivity, we undertook certain repositioning actions at our Fluid Handling segment and Aerospace & Electronics segments in 2014. We expect to complete additional repositioning actions in our Fluid Handling segment in 2015. The costs associated with these repositioning actions were $22.7 million in 2014 and are expected to be an additional $4 million to $6 million in 2015. Savings associated with these repositioning actions are estimated to be $10 million in 2015 and to increase to $19 million on an annual basis in 2016.
In connection with the acquisition of MEI, we recorded $20.1 million of integration and restructuring costs in 2014 and we expect to incur $6 million to $8 million of integration and restructuring costs in 2015. We realized approximately $10 million of acquisition-related synergies in 2014, and we expect an incremental $9 million of synergies with a $33 million annualized run rate by the end of 2016.
Fluid Handling
In 2015, in our Fluid Handling segment, we expect a sales decline driven primarily by unfavorable foreign currency translation and, to a lesser extent, a modest core sales decline. The expected core sales decline is primarily driven by weakening end market conditions for our core process valve business across the power, refining and chemical vertical end markets. This decline is partially offset by expected improvement in our general industrial process valve end markets, particularly in the United States, although we expect continued softness in Europe. With respect to our commercial valve businesses, we expect modest improvement in the Canadian, United Kingdom and Middle East non- residential construction end markets as well as improvement in the municipal markets in United States and United Kingdom. We expect a modest decline in operating profit, driven by the impact of lower sales, including the impact of unfavorable foreign exchange, partially offset by our productivity, savings from our repositioning initiatives and lower repositioning costs.
Payment & Merchandising Technologies
In 2015, we anticipate Payment & Merchandising Technologies sales to decrease modestly as a result of unfavorable foreign currency translation which is expected to more than offset an increase in core sales. We expect core sales to increase modestly from increased volume in both the Crane Payment Innovations and Merchandising Systems businesses, partially offset by the impact of the conclusion of a transition services agreement related to a divested product line. We expect an increase in operating profit primarily as a result of the impact of higher core sales, integration synergies and lower integration related costs partially offset by the impact of unfavorable foreign exchange.
Aerospace & Electronics
In 2015, we expect market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in Aerospace group sales as a result of OEM sales growth as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. Although we expect defense markets to remain relatively flat, we expect our military sales to increase as a result of initial sales related to a large multi-year contract. Considering all of the foregoing, we expect total segment sales to be modestly higher in 2015. We expect segment operating profit in 2015 to increase reflecting the impact of the higher core sales and savings from 2014 repositioning actions.
Engineered Materials
In 2015, we expect the Engineered Materials segment will show continued improvement in sales, driven by modest growth in RV-related applications and a gradual improvement in building products shipments over the course of the year, partially offset by a decline in sales of our transportation-related products. We expect to be able to leverage this growth together with additional productivity initiatives to drive operating profit and margin improvement.

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
Accounts Receivable.  We continually monitor collections from customers, and in addition to providing an allowance for uncollectible accounts based upon a customer’s financial condition, we record a provision for estimated credit losses when customer accounts exceed 90 days past due. We aggressively pursue collection on these overdue accounts. The allowance for doubtful accounts was $4.9 million and $4.8 million at December 31, 2014 and 2013, respectively.
Inventories.  Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. As actual future demand or market conditions vary from those projected by us, adjustments will be required. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced costs of sales by $0.7 million, increased cost of sales by $1.1 million and reduced cost of sales by $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The portion of inventories costed using the LIFO method was 28% and 29% of consolidated inventories at December 31, 2014 and 2013, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $15.0 million and $14.3 million at December 31, 2014 and 2013, respectively.
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
Goodwill and Other Intangible Assets.  As of December 31, 2014, we had $1.191 billion of goodwill. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2014, we had eight reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 13.5% (a weighted average of 10.7%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2014, 2013 and 2012.
As of December 31, 2014, we had $353 million of net intangible assets, of which $29 million were intangibles with indefinite useful lives, consisting of trade names. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific asset appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include consideration of estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Such judgments are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our indefinite-lived and amortizable intangible assets below their carrying value.
Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 11, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.
Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2014, we had an aggregate asbestos liability of $614 million for pending claims and future claims projected to be filed against us through December 31, 2021. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to the results of widely used previously conducted epidemiological studies estimating the number of individuals likely to develop asbestos-related diseases. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. After discussions with us, HR&A augments our liability estimate for the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, HR&A compiles an estimate of our asbestos liability for pending and future claims

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the epidemiological studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate. Through December 31, 2014, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2014. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of our asbestos liability, and since no one factor predominates, we believe that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2014, we had an aggregate asbestos receivable of $147 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2014 is substantially all for the Goodyear Site. As of December 31, 2014, the total estimated gross liability for the Goodyear Site was $79 million.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2014, the total estimated receivable from the U.S. Government related to the environmental remediation liabilities of the Goodyear Site was $17 million.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 21% of all U.S. employees. In the fourth quarter of 2012, we announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 11% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service.
The net periodic pension (benefit) cost was $(12) million, $5 million and $20 million in 2014, 2013 and 2012, respectively. Employer cash contributions were $24 million, $15 million and $4 million in 2014, 2013 and 2012, respectively, to our U.S. defined benefit pension plan. We expect, based on current actuarial calculations, to contribute cash of approximately $17 million to our pension plans in 2015. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2014 pension expense by $1.0 million for U.S. pension plans and $1.1 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2014 pension expense by $0.2 million for U.S. pension plans and $0.8 million for non-U.S. pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2014	2013	2012
Benefit Obligations
U.S. Plans:
Discount rate	4.10%	4.90%	4.20%
Rate of compensation increase	N/A	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.01%	4.05%	3.93%
Rate of compensation increase	2.40%	2.56%	3.14%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.90%	4.20%	5.00%
Expected rate of return on plan assets	7.75%	7.75%	8.25%
Rate of compensation increase	N/A	3.50%	3.50%
Non-U.S. Plans:
Discount rate	4.05%	3.93%	4.56%
Expected rate of return on plan assets	7.01%	7.01%	7.00%
Rate of compensation increase	2.56%	3.14%	3.89%
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
Postretirement Benefits Other than Pensions.  We and certain of our subsidiaries provide postretirement health care and life insurance benefits to current and former employees hired before January 1, 1990, who meet minimum age and years of service requirements. We do not pre-fund these benefits and retain the right to modify or terminate the plans. We expect, based on current actuarial calculations, to contribute cash of $1.2 million to our postretirement benefit plans in 2015. The weighted average discount rates assumed to determine postretirement benefit obligations were 3.9%, 3.9% and 3.2% for 2014, 2013, and 2012, respectively. The health care cost trend rates assumed were 6.5%, 7.0% and 8.0% in 2014, 2013, and 2012, respectively. See Note 7, “Pension and Postretirement Benefits,” to the Notes to the Consolidated Financial Statements for details of the impact of a one percentage point change in assumed health care trend rates on the postretirement health care benefit expense and obligation.
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
Total debt outstanding was $850 million at December 31, 2014, the majority of which was at fixed rates of interest ranging from 2.75% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•
Based on a sensitivity analysis at December 31, 2014, a 10% change in the foreign currency exchange rates for the year ended December 31, 2014 would have impacted our net earnings by approximately $10 million, due primarily to the euro,

British pound and Canadian dollar. This calculation assumes that all currencies change in the same direction and proportion relative to the US dollar and there are no indirect effects, such as changes in non-US dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2014, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

/s/ Richard A. Maue
Richard A. Maue
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Crane Co.
Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period then ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements referred to above present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2014 and 2013, the results of their operations and their cash flows for each of three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, CT
February 24, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in thousands, except per share data)	2014	2013	2012
Net sales	$2,924,997	$2,595,281	$2,579,068
Operating costs and expenses:
Cost of sales	1,908,694	1,711,759	1,709,949
Selling, general and administrative	605,223	535,646	540,215
Environmental provision	55,800	—	—
Restructuring charges	29,237	—	18,463
Acquisition integration related charges	9,753	—	—
	2,608,707	2,247,405	2,268,627
Operating profit from continuing operations	316,290	347,876	310,441
Other income (expense):
Interest income	1,713	1,867	1,879
Interest expense	(39,222)	(26,460)	(26,831)
Miscellaneous (expense) income	2,375	2,733	(884)
	(35,134)	(21,860)	(25,836)
Income from continuing operations before income taxes	281,156	326,016	284,605
Provision for income taxes	87,587	105,065	88,416
Income from continuing operations	193,569	220,951	196,189
Discontinued Operations:
Income from Discontinued Operations, net of tax	—	—	2,456
Gain from Sales of Discontinued Operations, net of tax	—	—	19,176
Discontinued Operations, net of tax	—	—	21,632
Net income before allocation to noncontrolling interests	193,569	220,951	217,821
Less: Noncontrolling interest in subsidiaries’ earnings	897	1,449	828
Net income attributable to common shareholders	$192,672	$219,502	$216,993
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.28	$3.79	$3.40
Discontinued operations, net of tax	—	—	0.38
Net income attributable to common shareholders	$3.28	$3.79	$3.78
Average basic shares outstanding	58,679	57,896	57,443
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.23	$3.73	$3.35
Discontinued operations, net of tax	—	—	0.37
Net income attributable to common shareholders	$3.23	$3.73	$3.72
Average diluted shares outstanding	59,603	58,839	58,293

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	2014	2013	2012
Net income before allocation to noncontrolling interests	$193,569	$220,951	$217,821
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(114,006)	2,850	4,481
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(136,496)	76,488	(39,384)
Other comprehensive income (loss)	(250,502)	79,338	(34,903)
Comprehensive income (loss) before allocation to noncontrolling interests	(56,933)	300,289	182,918
Less: Noncontrolling interests in comprehensive income	897	1,449	828
Comprehensive income (loss) attributable to common shareholders	$(57,830)	$298,840	$182,090

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in thousands, except shares and per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$346,266	$270,643
Current insurance receivable — asbestos	20,500	22,783
Accounts receivable, net	410,852	437,541
Inventories	369,719	368,886
Current deferred tax assets	33,002	31,651
Other current assets	14,845	17,588
Total current assets	1,195,184	1,149,092
Property, plant and equipment, net	290,264	305,055
Insurance receivable — asbestos	126,750	148,222
Long-term deferred tax assets	196,245	186,734
Other assets	97,583	112,265
Intangible assets, net	353,454	408,923
Goodwill	1,191,305	1,249,316
Total assets	$3,450,785	$3,559,607
Liabilities and equity
Current liabilities:
Short-term borrowings	$100,806	$125,826
Accounts payable	228,822	229,828
Current asbestos liability	79,000	88,038
Accrued liabilities	225,773	223,148
U.S. and foreign taxes on income	5,624	2,062
Total current liabilities	640,025	668,902
Long-term debt	749,213	749,170
Accrued pension and postretirement benefits	278,253	151,133
Long-term deferred tax liability	46,301	76,041
Long-term asbestos liability	534,515	610,530
Other liabilities	131,877	89,158
Commitments and Contingencies (Note 11)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,121,791 shares outstanding (58,185,287 in 2013)	72,426	72,426
Capital surplus	249,190	228,537
Retained earnings	1,521,990	1,403,202
Accumulated other comprehensive loss	(298,751)	(48,651)
Treasury stock; 14,304,348 treasury shares (14,240,852 in 2013)	(485,103)	(451,195)
Total shareholders’ equity	1,059,752	1,204,319
Noncontrolling interest	10,849	10,354
Total equity	1,070,601	1,214,673
Total liabilities and equity	$3,450,785	$3,559,607
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in thousands)	2014	2013	2012
Operating activities:
Net income attributable to common shareholders	$192,672	$219,502	$216,993
Noncontrolling interest in subsidiaries' earnings	897	1,449	828
Net income before allocations to noncontrolling interests	193,569	220,951	217,821
Asbestos Provision	—	—	—
Environmental provision	55,800	—	—
Gain on divestiture	(4,111)	(2,727)	(29,445)
Restructuring - Non Cash	954	—	3,855
Depreciation and amortization	75,766	54,837	57,263
Stock-based compensation expense	20,858	22,791	17,319
Defined benefit plans and postretirement (credit) expense	(11,491)	4,779	20,090
Deferred income taxes	37,906	48,964	55,000
Cash provided by (used for) operating working capital	22,462	(26,672)	1,824
Defined benefit plans and postretirement contributions	(25,511)	(15,929)	(5,504)
Environmental payments, net of reimbursements	(10,405)	(15,403)	(13,371)
Payments for asbestos-related fees and costs, net of insurance recoveries	(61,297)	(62,827)	(77,957)
Other	(30,549)	10,668	(12,139)
Total provided by operating activities	263,951	239,432	234,756

Investing activities:
Capital expenditures	(43,732)	(29,461)	(29,308)
Proceeds from disposition of capital assets	9,694	455	6,438
Proceeds from divestiture	2,081	6,836	54,079
Proceeds from (payments for) acquisitions	6,100	(801,781)	—
Total (used for) provided by investing activities	(25,857)	(823,951)	31,209

Financing activities:
Dividends paid	(73,884)	(67,272)	(61,974)
Reacquisition of shares on open market	(50,000)	—	(49,991)
Stock options exercised - net of shares reacquired	8,186	24,922	13,056
Excess tax benefit from stock-based compensation	7,701	6,353	3,603
Proceeds received from credit facility	—	125,000	—
Change in short-term debt	(25,000)	(321)	—
Proceeds received from issuance of long-term notes	—	550,000	—
Debt issuance costs	—	(6,006)	—
Repayment of long-term debt	—	(200,000)	—
Total provided by (used for) financing activities	(132,997)	432,676	(95,306)
Effect of exchange rates on cash and cash equivalents	(29,474)	(1,461)	8,199
Increase (decrease) in cash and cash equivalents	75,623	(153,304)	178,858
Cash and cash equivalents at beginning of period	270,643	423,947	245,089
Cash and cash equivalents at end of period	$346,266	$270,643	$423,947

Detail of cash provided by (used for) working capital:
Accounts receivable	$25,161	$(42,857)	$(2,578)
Inventories	(17,342)	28,116	8,551
Other current assets	1,822	2,977	(1,656)
Accounts payable	7,685	17,962	(11,724)
Accrued liabilities	2,748	(28,924)	(5,830)
U.S. and foreign taxes on income	2,388	(3,946)	15,061
Total	$22,462	$(26,672)	$1,824
Supplemental disclosure of cash flow information:
Interest paid	$39,375	$28,164	$26,690
Income taxes paid	$39,591	$53,695	$26,270
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2012	72,426	$189,294	$1,095,953	$(93,512)	$(450,608)	$813,553	$8,503	$822,056
Net income			216,993			216,993	828	217,821
Cash dividends ($1.08 per share)			(61,974)			(61,974)		(61,974)
Reacquisition on open market 1,271,592 shares					(49,991)	(49,991)		(49,991)
Exercise of stock options, net of shares reacquired, 672,960					16,566	16,566		16,566
Stock option amortization		8,571				8,571		8,571
Tax benefit — stock options and restricted stock		3,603				3,603		3,603
Restricted stock, net		3,004			2,623	5,627		5,627
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(39,384)		(39,384)		(39,384)
Currency translation adjustment				4,819		4,819	(338)	4,481
BALANCE DECEMBER 31, 2012	72,426	$204,472	$1,250,972	$(128,077)	$(481,410)	$918,383	$8,993	$927,376
Net income			219,502			219,502	1,449	220,951
Cash dividends ($1.16 per share)			(67,272)			(67,272)		(67,272)
Exercise of stock options, net of shares reacquired, 979,090					27,801	27,801		27,801
Stock option amortization		10,074				10,074		10,074
Tax benefit — stock options and restricted stock		6,353				6,353		6,353
Restricted stock, net		7,638			2,414	10,052		10,052
Changes in pension and postretirement plan assets and benefit obligation, net of tax				76,488		76,488		76,488
Currency translation adjustment				2,938		2,938	(88)	2,850
BALANCE DECEMBER 31, 2013	72,426	$228,537	$1,403,202	$(48,651)	$(451,195)	$1,204,319	$10,354	$1,214,673
Net income			192,672			192,672	897	193,569
Cash dividends ($1.26 per share)			(73,884)			(73,884)		(73,884)
Reacquisition on open market 812,793 shares					(50,000)	(50,000)		(50,000)
Exercise of stock options, net of shares reacquired, 606,486					16,038	16,038		16,038
Stock option amortization		8,944				8,944		8,944
Tax benefit — stock options and restricted stock		7,701				7,701		7,701
Restricted stock, net		4,008			54	4,062		4,062
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(136,496)		(136,496)		(136,496)
Currency translation adjustment				(113,604)		(113,604)	(402)	(114,006)
BALANCE DECEMBER 31, 2014	72,426	$249,190	$1,521,990	$(298,751)	$(485,103)	$1,059,752	$10,849	$1,070,601

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
The Fluid Handling segment manufactures and sells various types of industrial and commercial valves, actuators and instrumentation products; provides valve testing, parts and services; manufactures and sells pumps; distributes pipe, pipe fittings, couplings and connectors; and designs, manufactures and sells corrosion-resistant plastic-lined pipe and fittings.
The Payment & Merchandising Technologies segment consists of two groups: Merchandising Systems and Crane Payment Innovations ("CPI"). CPI products include coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers. Merchandising Systems products include food, snack and beverage vending machines and vending machine software and online solutions.
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

(in thousands, except per share data) For the year ended December 31,	2014	2013	2012
Income from continuing operations	$193,569	$220,951	$196,189
Less: Non-controlling interest in subsidiaries’ earnings	897	1,449	828
Income from continuing operations attributable to common shareholders	192,672	219,502	195,361
Discontinued operations, net of tax	—	—	21,632
Net income attributable to common shareholders	$192,672	$219,502	$216,993
Average basic shares outstanding	58,679	57,896	57,443
Effect of dilutive stock options	924	943	850
Average diluted shares outstanding	59,603	58,839	58,293
Earnings per share - basic:
Income from continuing operations attributable to common shareholders	$3.28	$3.79	$3.40
Discontinued operations, net of tax	—	—	0.38
Net income attributable to common shareholders	$3.28	$3.79	$3.78
Earnings per share - diluted:
Income from continuing operations attributable to common shareholders	$3.23	$3.73	$3.35
Discontinued operations, net of tax	—	—	0.37
Net income attributable to common shareholders	$3.23	$3.73	$3.72
Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable  Receivables are carried at net realizable value.
A summary of allowance for doubtful accounts activity follows:

(in thousands) December 31,	2014	2013	2012
Balance at beginning of year	$4,814	$6,691	$7,317
Provisions	3,681	1,500	5,878
Deductions	(3,576)	(3,377)	(6,504)
Balance at end of year	$4,919	$4,814	$6,691
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
Inventories  Inventories consist of the following:

(in thousands) December 31,	2014	2013
Finished goods	$111,794	$108,409
Finished parts and subassemblies	42,510	36,645
Work in process	53,246	55,434
Raw materials	162,169	168,398
Total inventories	$369,719	$368,886
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced cost of sales by $0.7 million, increased cost

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of sales by $1.1 million and reduced cost of sales by $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The portion of inventories costed using the LIFO method was 28% and 29% of consolidated inventories at December 31, 2014 and 2013, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $15.0 million and $14.3 million at December 31, 2014 and 2013, respectively.
Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in thousands) December 31,	2014	2013
Land	$73,268	$71,250
Buildings and improvements	179,822	181,228
Machinery and equipment	571,852	588,753
Gross property, plant and equipment	824,942	841,231
Less: accumulated depreciation	534,678	536,176
Property, plant and equipment, net	$290,264	$305,055
Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $41.7 million, $38.7 million and $40.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2014, the Company had eight reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 9.5% and 13.5% (a weighted average of 10.7%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2014, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to goodwill are as follows:

(in thousands) December 31,	2014	2013
Balance at beginning of period	$1,249,316	$813,792
Additions	—	442,170
Disposals	(813)	(2,834)
Adjustments to purchase price allocations	(13,940)	—
Currency translation	(43,258)	(3,812)
Balance at end of period	$1,191,305	$1,249,316
For the year ended December 31, 2014, the adjustments to purchase price allocations primarily included $6.1 million related to cash received by the Company as part of the final working capital adjustment of the December 2013 acquisition of MEI and $7.8 million of adjustments to preliminary asset valuations. The disposal represents goodwill associated with the pre-tax loss on sale of a small business divested in June 2014. For the year ended December 31, 2013, the addition to goodwill represents the initial purchase price allocation related to the December 2013 acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”) and the disposal represents the goodwill associated with the Company's sale of a product line as part of the execution of regulatory remedies associated with the MEI acquisition. See discussion in Note 12, "Acquisitions and Divestitures" for further details. See discussion in Note 2, "Discontinued Operations" for further details.
Changes to intangible assets are as follows:

(in thousands) December 31,	2014	2013
Balance at beginning of period, net of accumulated amortization	$408,923	$125,913
Additions	—	301,800
Disposals	—	(311)
Amortization expense	(37,882)	(18,795)
Currency translation and other	(17,587)	316
Balance at end of period, net of accumulated amortization	$353,454	$408,923
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
As of December 31, 2014, the Company had $353.5 million of net intangible assets, of which $28.9 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, the Company reviews all of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value of its indefinite-lived and amortizing intangible assets below their carrying value.
A summary of intangible assets follows:

(in thousands)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2014			December 31, 2013
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$91,291	$50,435	$40,856	$95,052	$48,960	$46,092
Customer relationships and backlog	15.5	402,639	112,527	290,112	420,951	86,556	334,395
Drawings	37.9	11,149	10,052	1,097	11,149	9,951	1,198
Other	12.9	63,169	41,780	21,389	64,800	37,562	27,238
Total	15.8	$568,248	$214,794	$353,454	$591,952	$183,029	$408,923
Amortization expense for these intangible assets is currently estimated to be approximately $32.1 million in 2015, $30.8 million in 2016, $30.1 million in 2017 and $27.3 million in 2018, $204.4 million in 2019 and thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)
The tables below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Consolidated Balance Sheets.

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)
Other comprehensive income before reclassifications	(140,552)	(113,604)	(254,156)
Amounts reclassified from accumulated other comprehensive income	4,056	—	4,056
Net current-period other comprehensive income	(136,496)	(113,604)	(250,100)
Balance as of December 31, 2014	$(257,814)	$(40,937)	$(298,751)

(in thousands)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2012	$(197,806)	$69,729	$(128,077)
Other comprehensive income before reclassifications	67,354	2,938	70,292
Amounts reclassified from accumulated other comprehensive income	9,134	—	9,134
Net current-period other comprehensive income	76,488	2,938	79,426
Balance as of December 31, 2013	$(121,318)	$72,667	$(48,651)
 * Net of tax benefit of $114,439, $53,373 and $89,540 for 2014, 2013, and 2012, respectively

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended December 31, 2014 and 2013.

Details of Accumulated Other Comprehensive Income Components (in thousands)	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
December 31,	2014	2013
Amortization of defined benefit pension items:
Prior-service costs	$119	$23
$162 and $32 have been recorded within Cost of Sales for the years ended December 31, 2014 and 2013, respectively, and ($43) and ($8) have been recorded within Selling, General & Administrative for the years ended December 31, 2014 and 2013, respectively

Net loss (gain)	5,067	13,861
$6,854 and $18,787 have been recorded within Cost of Sales for the years ended December 31, 2014 and 2013, respectively and ($1,787) and ($4,926) have been recorded within Selling, General & Administrative for the years ended December 31, 2014 and 2013, respectively

Amortization of other postretirement items:
Prior-service costs	(231)	(236)	Recorded within Selling, General & Administrative
Net loss (gain)	(199)	(46)	Recorded within Selling, General & Administrative

	$4,756	$13,602	Total before tax
	700	4,468	Tax benefit
Total reclassifications for the period	$4,056	$9,134	Net of tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance to eliminate the concept of extraordinary items from U.S. GAAP to simplify income statement classification. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The amendment is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new standard is currently effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is currently not permitted. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.

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
The operating results of the discontinued operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

(in thousands) For year ended December 31,	2014	2013	2012
Net Sales	$—	$—	$25,544

Income from discontinued operations before income taxes	$—	$—	$3,777
Provision for income taxes	—	—	(1,321)
Income from discontinued operations, net of income taxes	$—	$—	$2,456

Note 3 – Income Taxes
Provision for Income Taxes
The Company’s income (loss) from continuing operations before taxes is as follows:

(in thousands) For year ended December 31,	2014	2013	2012
U.S. operations	$141,772	$177,257	$175,055
Non-U.S. operations	139,384	148,759	109,550
Total	$281,156	$326,016	$284,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s provision (benefit) for income taxes from continuing operations consists of:

(in thousands) For year ended December 31,	2014	2013	2012
Current:
U.S. federal tax	$14,008	$11,401	$5,154
U.S. state and local tax	2,618	3,366	1,948
Non-U.S. tax	33,055	41,334	26,314
Total current	49,681	56,101	33,416
Deferred:
U.S. federal tax	30,093	43,743	52,948
U.S. state and local tax	1,314	628	1,068
Non-U.S. tax	6,499	4,593	984
Total deferred	37,906	48,964	55,000
Total provision (benefit) for income taxes	$87,587	$105,065	$88,416
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations is as follows:

(in thousands) For year ended December 31,	2014	2013	2012
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) from:
Non-U.S. taxes	(4.0)%	(2.0)%	(4.0)%
Repatriation of non-U.S. earnings, net of credits	0.1%	0.1%	0.1%
State and local taxes, net of federal benefit	1.3%	1.2%	1.1%
U.S. research and development tax credit	(1.0)%	(1.9)%	(0.3)%
U.S. domestic manufacturing deduction	(0.7)%	(1.0)%	(0.9)%
Non-deductible acquisition costs	—%	2.3%	0.5%
Other	0.5%	(1.5)%	(0.4)%
Effective tax rate	31.2%	32.2%	31.1%
As of December 31, 2014, the Company has not provided deferred taxes on approximately $625 million of undistributed earnings of its non-U.S. subsidiaries because the Company intends to permanently reinvest these earnings outside the U.S. Determination of the U.S. income taxes and non-U.S. withholding taxes due upon the repatriation of these earnings is not practicable because the amount of such taxes depends upon circumstances existing when the remittance occurs.
At December 31, 2014 and 2013, $330 million and $257 million, respectively of the Company’s cash was held by non-U.S. subsidiaries, and is generally subject to U.S. income taxation upon repatriation.
During 2014, 2013 and 2012, income tax benefits attributable to equity-based compensation transactions exceeded amounts recorded at grant date fair market value and, accordingly, were credited to capital surplus in the amounts of $7.7 million, $6.4 million and $3.6 million, respectively.
During 2014, 2013 and 2012, tax provision (benefit) of $(61.1) million, $36.2 million, and $(13.4) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included on the Company’s Consolidated Balance Sheets are as follows:

(in thousands) December 31,	2014	2013
Deferred tax assets:
Asbestos-related liabilities	$182,599	$206,178
Tax loss and credit carryforwards	113,787	136,224
Pension and post-retirement benefits	78,666	29,098
Inventories	19,304	20,760
Accrued bonus and stock-based compensation	14,908	17,003
Environmental reserves	24,472	9,920
Other	50,471	43,248
Total	484,207	462,431
Less: valuation allowance	141,018	150,591
Total deferred tax assets, net of valuation allowance	343,189	311,840
Deferred tax liabilities:
Basis difference in intangible assets	(134,798)	(141,762)
Basis difference in fixed assets	(25,807)	(28,287)
Total deferred tax liabilities	(160,605)	(170,049)
Net deferred tax asset	$182,584	$141,791
Balance sheet classification:
Current deferred tax assets	33,002	$31,651
Long-term deferred tax assets	196,245	186,734
Accrued liabilities	(362)	(553)
Long-term deferred tax liability	(46,301)	(76,041)
Net deferred tax asset	$182,584	$141,791
As of December 31, 2014, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in thousands) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2015-2018	$14,760	$667	$2,756	$27,385	$11,898
After 2019	6,670	28,746	3,722	773,064	50,752
Indefinite	157	—	18,354	—	44,484
Total tax carryforwards	$21,587	$29,413	$24,832	$800,449	$107,134
Deferred tax asset on tax carryforwards	$21,587	$10,294	$16,141	$37,887	$27,878	$113,787
Valuation allowance on tax carryforwards	(21,587)	(373)	(15,533)	(37,887)	(20,157)	(95,537)
Net deferred tax asset on tax carryforwards	$—	$9,921	$608	$—	$7,721	$18,250
At December 31, 2014 and 2013, the Company determined that it was more likely than not that $95.5 million and $108.7 million, respectively, of its deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, the Company recorded a valuation allowance against these deferred tax assets. The Company also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will be not realized. Accordingly, at December 31, 2014 and 2013, a valuation allowance of $45.5 million and $41.9 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2014 and 2013 was $141.0 million and $150.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in thousands)	2014	2013	2012
Balance of liability as of January 1	$31,379	$19,164	$9,590
Increase as a result of tax positions taken during a prior year	2,014	6,728	5,941
Decrease as a result of tax positions taken during a prior year	(1,153)	(243)	(25)
Increase as a result of tax positions taken during the current year	11,155	5,897	3,893
Decrease as a result of settlements with taxing authorities	(1,111)	(28)	—
Reduction as a result of a lapse of the statute of limitations	(1,583)	(139)	(235)
Balance of liability as of December 31	$40,701	$31,379	$19,164
As of December 31, 2014, 2013 and 2012, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate was $42.2 million, $27.7 million, and $18.9 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company recognized interest and penalty expense of $0.7 million, $0.9 million, and $0.4 million, respectively, in its Consolidated Statements of Operations. At December 31, 2014 and 2013, the Company had accrued $4.7 million and $4.0 million, respectively, of interest and penalties related to unrecognized tax benefits in its Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits could change by $7.1 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company's income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company’s federal income tax returns for the years 2010 through 2012 are currently under examination by the U.S Internal Revenue Service, and its federal income tax return for 2013 remains subject to examination. In addition, acquired subsidiaries’ federal income tax returns (2011 through 2013) and federal tax carry forwards (2006 through 2013) remain subject to examination.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. As of December 31, 2014, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2012). During 2014, a California income tax examination of the years 2007 and 2008 was completed, resulting in a minimal assessment for which an accrual was previously established. In addition, the Company’s appeal of certain Canadian tax assessments for the years 2007 through 2009 was resolved in the Company’s favor.

Note 4 – Accrued Liabilities
Accrued liabilities consist of:

(in thousands) December 31,	2014	2013
Employee related expenses	$81,426	$91,984
Warranty	15,543	18,923
Other	128,804	112,241
Total	$225,773	$223,148
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the impairment or loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warranty liabilities is as follows:

(in thousands) December 31,	2014	2013
Balance at beginning of period	$18,923	$10,718
Expense	13,250	10,230
Changes due to acquisitions/divestitures	(98)	10,211
Payments / deductions	(16,360)	(12,464)
Currency translation	(172)	228
Balance at end of period	$15,543	$18,923
Note 5 – Other Liabilities

(in thousands) December 31,	2014	2013
Environmental	$64,406	$20,610
Other	67,471	68,548
	$131,877	$89,158
Note 6 – Research and Development
Research and development costs are expensed when incurred. These costs were $68.0 million, $52.7 million and $66.9 million in 2014, 2013 and 2012, respectively.
Note 7 – Pension and Postretirement Benefits
In the United States, the Company sponsors a defined benefit pension plan that covers approximately 21% of all U.S. employees. In the fourth quarter of 2012, the Company announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 11% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service.
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

A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2014	2013	2014	2013
Change in benefit obligation:
Beginning of year	$934,349	$906,264	$10,967	$12,620
Service cost	4,923	6,383	85	90
Interest cost	40,935	36,845	385	372
Plan participants’ contributions	739	1,291	—	—
Amendments	—	264	34	—
Actuarial (gain) loss	192,715	(24,402)	(1,802)	(864)
Settlement	—	—	—	—
Benefits paid	(41,704)	(36,788)	(1,044)	(1,226)
Foreign currency exchange impact	(38,136)	7,509	(33)	(25)
Acquisition/divestitures/curtailment	—	37,681	—	—
Adjustment for expenses/tax contained in service cost	(652)	(698)	—	—
Benefit obligation at end of year	$1,093,169	$934,349	$8,592	$10,967
Change in plan assets:
Fair value of plan assets at beginning of year	$870,692	$735,580
Actual return on plan assets	54,669	108,016
Foreign currency exchange impact	(33,232)	4,235
Employer contributions	24,467	14,703
Administrative expenses paid	(1,041)	(1,218)
Acquisitions	—	44,873
Plan participants’ contributions	739	1,291
Settlement	—	—
Benefits paid	(41,704)	(36,788)
Fair value of plan assets at end of year	$874,590	$870,692	$—	$—
Funded status	$(218,579)	$(63,657)	$(8,592)	$(10,967)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2014	2013	2014	2013
Other assets	$53,088	$78,688	$—	$—
Current liabilities	(1,041)	(1,024)	(965)	(1,155)
Accrued pension and postretirement benefits	(270,626)	(141,321)	(7,627)	(9,812)
Funded status	$(218,579)	$(63,657)	$(8,592)	$(10,967)

Amounts recognized in accumulated other comprehensive loss (income) consist of:

	Pension Benefits		Postretirement Benefits
(in thousands) December 31,	2014	2013	2014	2013
Net actuarial loss (gain)	$363,546	$177,177	$(3,145)	$(1,531)
Prior service cost (credit)	855	973	(626)	(891)
Transition asset	—	—	—	—
	$364,401	$178,150	$(3,771)	$(2,422)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2014	2013	2014	2013	2014	2013
Projected benefit obligation	$581.8	$470.8	$511.4	$463.5	$1,093.2	$934.3
Accumulated benefit obligation	581.8	470.8	496.7	450.8	1,078.5	921.6
Fair value of plan assets	414.2	409.1	460.4	462.0	874.6	871.1

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in thousands) December 31,	2014	2013
Projected benefit obligation	$910,309	$729,759
Accumulated benefit obligation	896,357	717,549
Fair value of plan assets	638,778	587,426

Components of Net Periodic Benefit Cost are as follows:

	Pension Benefits			Postretirement Benefits
(in thousands) December 31,	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost:
Service cost	$4,923	$6,383	$13,503	$85	$90	$108
Interest cost	40,935	36,845	37,653	385	372	498
Expected return on plan assets	(62,575)	(52,225)	(51,437)	—	—	—
Amortization of prior service cost	119	23	402	(231)	(236)	(236)
Amortization of net loss (gain)	5,067	13,861	19,403	(199)	(46)	(139)
Recognized curtailment loss	—	(288)	460	—	—	—
Settlement costs	—	—	(125)	—	—
Special termination benefits	—	—	—	—	—	—
Net periodic benefit cost	$(11,531)	$4,599	$19,859	$40	$180	$231
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $12.4 million and $0.1 million, respectively. The estimated net gain and prior service cost for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.6 million and $0.2 million, respectively.
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2014	2013	2012	2014	2013	2012
U.S. Plans:
Discount rate	4.10%	4.90%	4.20%	3.90%	3.90%	3.20%
Rate of compensation increase	N/A	3.50%	3.50%
Non-U.S. Plans:
Discount rate	3.01%	4.05%	3.93%
Rate of compensation increase	2.40%	2.56%	3.14%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
December 31,	2014	2013	2012	2014	2013	2012
U.S. Plans:
Discount rate	4.90%	4.20%	5.00%	3.30%	3.20%	4.25%
Expected rate of return on plan assets	7.75%	7.75%	8.25%
Rate of compensation increase	N/A	3.50%	3.50%
Non-U.S. Plans:
Discount rate	4.05%	3.93%	4.56%
Expected rate of return on plan assets	7.01%	7.01%	7.00%
Rate of compensation increase	2.56%	3.14%	3.89%

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
In the U.S. Plan, the 7.75% expected rate of return on assets assumption for 2014 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2014, the actual asset allocation for the U.S. plan was 61% equity securities, 14% fixed income securities, 22% alternative assets, and 3% cash and cash equivalents.
For the non-U.S. Plans, the 7.01% expected rate of return on assets assumption for 2014 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2014, the actual weighted average asset allocation for the non-U.S. plans was 42% equity securities, 39% fixed income securities, 17% alternative assets/other, and 2% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2014	2013
Health care cost trend rate assumed for next year	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.75%	4.75%
Year that the rate reaches the ultimate trend rate	2019	2019
Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	27.6	(25.2)
Effect on postretirement benefit obligation	388.0	(360.5)
Plan Assets
The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

		Actual Allocation
Asset Category December 31,	Target Allocation	2014	2013
Equity securities	35%-75%	51%	55%
Fixed income securities	20%-50%	27%	28%
Alternative assets/Other	0%-20%	20%	14%
Money market	0%-10%	2%	3%

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
Equity securities include Crane Co. common stock, which represents 4% and 5% of plan assets at December 31, 2014 and 2013, respectively.

The fair value of the Company’s pension plan assets at December 31, 2014, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$18,796	$—	$—	$18,796
Common Stocks
Actively Managed U.S. Equities	145,067	—	—	145,067
Fixed Income Bonds and Notes	—	46,065	—	46,065
Commingled and Mutual Funds
U.S. Equity Funds	—	100,782	—	100,782
Non-U.S. Equity Funds	—	202,609	—	202,609
U.S. Fixed Income, Government and Corporate	—	11,498	—	11,498
U.S. Tactical Allocation Balanced Fund	—	15,972	—	15,972
Non-U.S. Fixed Income, Government and Corporate	—	177,548	—	177,548
International Balanced Funds	—	10,127	—	10,127
Alternative Investments
Hedge Funds	—	90,307	—	90,307
International Property Funds	—	53,442	—	53,442
Commodities Funds	—	1,406	—	1,406
Annuity Contract	—	971	—	971
Total Fair Value	$163,863	$710,727	$—	$874,590
For the year ended December 31, 2014, there were no significant transfers between levels.

The fair value of the Company’s pension plan assets at December 31, 2013, by asset category are as follows:

(in thousands)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$19,425	$—	$—	$19,425
Common Stocks
Actively Managed U.S. Equities	142,595	—	—	142,595
Fixed Income Bonds and Notes	—	26,449	—	26,449
Commingled and Mutual Funds
U.S. Equity Funds	—	103,606	—	103,606
Non-U.S. Equity Funds	—	220,794	—	220,794
U.S. Fixed Income, Government and Corporate	—	32,720	—	32,720
U.S. Tactical Allocation Balanced Fund	—	15,845	—	15,845
Non-U.S. Fixed Income, Government and Corporate	—	141,407	—	141,407
International Balanced Funds	—	54,724	—	54,724
Alternative Investments
Hedge Funds	—	72,053	—	72,053
International Property Funds	—	38,449	—	38,449
Commodities Funds	—	1,639	—	1,639
Annuity Contract	—	986	—	986
Total Fair Value	$162,020	$708,672	$—	$870,692
For the year ended December 31, 2013, there were no significant transfers between levels.

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2014:

( dollars in thousands)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd(a)	$36,313	12 Months	None	None	90 days written
Evanston Capital Management(a)	$30,911	12 Months	None	None	60 days written
Strategic Value Fund(b)	$7,692	12 Months	None	None	90 days written
U.S. Equity Funds(c)	$100,782	immediate	None	None	None
Non-U.S. Equity Funds(d)	$202,609	immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate(e)	$177,548	immediate	None	None	None
International Property Funds(f)	$53,442	immediate	None	None	None
International Balanced Funds(g)	$10,127	immediate	None	None	None
U.S. Government and Corporate Fixed Income(h)	$11,498	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund(i)	$15,972	immediate	None	None	None
Commodities & Metals Fund (j)	$1,406	immediate	None	None	None
Non-US Tactical/Alternative Fund (k)	$15,391	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks.

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.

(j)	These funds invest in various commodities and precious metals

(k)	These funds invest in traditional and alternative strategies and seek to add diversification while adding returns greater than equity in a non-correlated approach

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

(j)	These funds invest in various commodities and precious metals

Cash Flows
The Company expects, based on current actuarial calculations, to contribute cash of approximately $17 million to its defined benefit pension plans and $1 million to its other postretirement benefit plan in 2015. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in thousands)	Pension Benefits	Postretirement Benefits
2015	$41,493	$981
2016	42,346	947
2017	43,225	971
2018	45,752	961
2019	46,598	914
2020-2024	264,989	3,297
Total payments	$484,403	$8,071
The Company’s subsidiaries ELDEC and Interpoint have a money purchase plan to provide retirement benefits for all eligible employees. The annual contribution in 2014 was 3% of each eligible participant’s gross compensation. The contributions were $1.1 million in 2014, $2.2 million in 2013 and $2.2 million in 2012.
The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $6.9 million in 2014, $6.7 million in 2013 and $6.4 million in 2012.
In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 3% non-matching contribution to eligible participants. The Company made non-matching contributions to these plans of $3.5 million in 2014, $3.3 million in 2013 and $3.3 million in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of December 31, 2014 and 2013:

(in thousands) December 31,	2014	2013
Long-term debt consists of:
2.75% notes due 2018	249,973	249,965
4.45% notes due 2023	299,978	299,976
6.55% notes due 2036	199,262	199,229
Total long-term debt	$749,213	$749,170
Short-term borrowings	$100,806	$125,826

During 2014, the Company repaid $25 million against its five year credit facility which is classified as short-term on our Condensed Consolidated Balance Sheets.
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
In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2014, outstanding borrowings under the facility totaled $100 million. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ERISA events, material judgments and a change in control of the Company. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2014, our ratio was 45%

(in thousands) December 31,	2014
Short-term borrowings	$100,806
Long-term debt	749,213
Total indebtedness	$850,019
Total indebtedness	$850,019
Total shareholders’ equity	1,059,752
Capitalization	$1,909,771
Total indebtedness to capitalization	45%
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
At December 31, 2014, the Company had open standby letters of credit of $28 million issued pursuant to a $125 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$31	$—	$31	$—	$2,787	$—	$2,787
Liabilities:
Derivatives - foreign exchange contracts	$—	$2,460	$—	$2,460	$—	$5,861	$—	$5,861
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $815.2 million and $759.7 million at December 31, 2014 and 2013, respectively.

Note 10 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2014, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s consolidated statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $216 million and $300 million as of December 31, 2014 and December 31, 2013, respectively. The settlement of derivative contracts for the years ended December 31, 2014, 2013 and 2012 resulted in net cash inflows (outflows) of $(16.0) million, $4.9 million and $(13.0) million, respectively and is reported within “Total provided by operating activities” on the Consolidated Statements of Cash Flows.
Note 11 - Commitments and Contingencies
Leases
The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2014:

(in thousands)	Operating Leases	Minimum Sublease Income	Net
2015	$18,146	$—	$18,146
2016	14,962	—	14,962
2017	11,959	—	11,959
2018	8,946	—	8,946
2019	5,305	—	5,305
Thereafter	6,597	—	6,597
Total minimum lease payments	$65,915	$—	$65,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense was $28.7 million, $26.9 million and $26.7 million for 2014, 2013 and 2012, respectively.

The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. In 2014, the Company made a $9.5 million residual value guarantee payment in connection with the previous airplane lease which ended January 30, 2014 . This payment was reported within "Other" in “Total provided by operating activities” on the Consolidated Statements of Cash Flows.
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2014, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2014	2013	2012
Beginning claims	51,490	56,442	58,658
New claims	2,743	2,950	3,542
Settlements	(992)	(1,142)	(1,030)
Dismissals	(5,734)	(6,762)	(4,919)
MARDOC claims*	—	2	191
Ending claims	47,507	51,490	56,442
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
Of the 47,507 pending claims as of December 31, 2014, approximately 18,700 claims were pending in New York, approximately 9,300 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants have opposed.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company has appealed to the New York Court of Appeals. The parties' briefing has concluded and oral argument will be heard in 2015.
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
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied.  The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. Oral argument will be heard in 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 11, 2013, a Columbia, South Carolina state court jury in the Lloyd Garvin claim entered an $11 million verdict for compensatory damages against the Company and two other defendants jointly, and also awarded exemplary damages against the Company in the amount of $11 million.  The jury also awarded exemplary damages against both other defendants.  The Company filed post-trial motions seeking to overturn the verdict, which were denied, except that the Court remitted the compensatory damages award to $2.5 million and exemplary damages award to $3.5 million. Considering settlement offsets, the Court further reduced the total damages award to $3.5 million. The Company plans to pursue an appeal if necessary.
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict.  The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim.  The two claims were consolidated for trial.  The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Plaintiffs subsequently requested judgments in the amount of $5.3 million in Sweberg and $2.9 million in Hackshaw. The Company plans to pursue appeals if necessary.
Such judgment amounts are not included in the Company's incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2014, 2013 and 2012 totaled $81.1 million, $90.8 million and $96.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2014, 2013 and 2012 totaled $61.3 million, $62.8 million and $78.0 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions) For the year ended December 31,	2014	2013	2012
Settlement / indemnity costs incurred (1)	$25.3	$31.6	$37.5
Defense costs incurred (1)	55.9	59.1	58.7
Total costs incurred	$81.1	$90.8	$96.1

Settlement / indemnity payments	$27.3	$37.8	$38.0
Defense payments	57.7	59.5	59.8
Insurance receipts	(23.8)	(34.5)	(19.8)
Pre-tax cash payments	$61.3	$62.8	$78.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2014, the Company has resolved (by settlement or dismissal) approximately 107,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $425 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2014, 2013 and 2012 was $3,800, $3,300 and $6,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through December 31, 2014, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2014. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $614 million as of December 31, 2014. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2014 was $79 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $147 million as of December 31, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2014 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, NJ ("Roseland Site") each discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $79.3 million as of December 31, 2014, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $15.5 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2014, the Company has recorded a receivable of $17.1 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed initial human health and baseline ecological risk assessments in 2010, and its revised human health risk assessment and baseline ecological risk assessment were completed in June 2014. In October 2014, GD-OTS submitted a revised draft remedial investigation report (including the results of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

remedial investigation “addendum”). Regulatory agencies provided comments on the revised draft report in December 2014. GD-OTS projected that the final remedial investigation report would be submitted in January 2015, but it is not yet known if GD-OTS did so as projected. GD-OTS further reports that additional plant and invertebrate tissue sampling is projected to take place in Spring 2015. Work on interim deliverables for the feasibility study is reportedly underway, with submission of the draft remedial action options memorandum scheduled for May 2015, submission of the Preliminary Screening of Alternatives memorandum scheduled for August 2015, and submission of the Comparative Analysis of Alternatives memorandum scheduled for November 2015. Submission of a draft feasibility study report is projected for spring 2016. It is unclear when a final Record of Decision may be issued.
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
On a related matter, the United States brought suit against GD-OTS and Schlumberger Technology Corporation (“Schlumberger”), seeking to recover response costs that the United States has allegedly incurred in connection with alleged environmental contamination at a portion of the Crab Orchard Site known as “Site 36,” which is within the Site's Miscellaneous Areas Operable Unit. This area, reported to be the wastewater treatment plant formerly serving the Crab Orchard Site, is not a part of the AUS-OU, as discussed above. On June 1, 2012, GD-OTS and Schlumberger filed a third-party complaint against the Company and seven other third-party defendants, seeking to shift a portion of any costs that GD-OTS and Schlumberger are held liable to pay to other entities formerly conducting activities at Site 36. GD-OTS and Schlumberger also counterclaimed against the United States, seeking to compel the United States to bear a share of the response costs the United States allegedly has incurred. The United States, GD-OTS, Schlumberger, the Company, and all remaining third-party defendants resolved their claims against each other and finalized the terms of a consent decree, which was entered by the Court on April 1, 2014. Pursuant to the parties’ agreement, the Company paid $166,667 to resolve all past and future claims for response costs relating to Site 36. The Company notified its insurers of this liability and has obtained an agreement for coverage for the settlement amount referenced above.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 11, 2013, the Company completed the acquisition of MEI, a leading provider of payment solutions for unattended transaction systems, serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and has been integrated into the Company's Crane Payment Innovations business within its Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering and will allow the Company to strengthen its global position in all sectors of the end market, as described above. Goodwill from this acquisition is not deductible for tax purposes.
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
Allocation of Consideration Transferred to Net Assets Acquired:
The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of MEI. The fair value of certain assets and liabilities has been completed as required by ASC Topic 805, “Business Combinations ("ASC 805")”.

Net assets acquired (in millions)
Total current assets	$172
Property, plant and equipment	46
Other assets	15
Intangible assets	302
Goodwill	428
963

Assumed liabilities	120
Net assets acquired	$843
The amounts allocated to acquired intangible assets, and their associated weighted- average useful lives which were determined based on the period over which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair values of the customer relationships and backlog intangible assets, were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were-adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 to 18 years.
Acquisition-Related Costs:
Acquisition-related costs were expensed as incurred. For the year ended December 31, 2014, the Company recorded $9.8 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization within cost of sales in the Consolidated Statement of Operations and $10.3 million of restructuring costs (see additional discussion in Note 16). For the year ended December 31, 2013, the Company recorded $22.8 million of transaction costs within the selling, general and administrative category in the Consolidated Statement of Operations. In addition, as part of the execution of regulatory remedies associated with the MEI acquisition, the Company sold a product line, which was formerly part of its Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.

Supplemental Pro-Forma Data (Unaudited):
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. MEI contributed sales of approximately $25 million resulting in an operating loss of approximately $2 million for the period from the completion of the acquisition through December 31, 2013. The following unaudited supplemental pro forma data for the year ended December 31, 2013 and 2012 presents consolidated information as if the acquisition had been completed on January 1, 2012 . There were no significant pro forma adjustments required for the year ended December 31, 2013. The pro forma results were calculated by combining the results of Crane Co. with the stand-alone results of MEI for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Acquisition and Disposition Activity:
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

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant. Options granted from 2004 to 2014 expire six years after the date of grant. All options granted to directors and options granted to officers and employees prior to 2014 and after 2014 expire ten years after date of grant. Options granted prior to January 29, 2007, became exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year.
The Company determines the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Dividend yield	2.50%	2.76%	2.18%
Volatility	27.49%	35.52%	43.09%
Risk-free interest rate	1.39%	0.76%	0.79%
Expected lives in years	4.20	4.20	4.28
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
Activity in the Company’s stock option plans for the year ended December 31, 2014 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2014	2,781	$43.61
Granted	560	64.81
Exercised	(827)	37.08
Canceled	(88)	48.78
Options outstanding at December 31, 2014	2,426	$50.52	4.43
Options exercisable at December 31, 2014	815	$43.43	2.59
~~T~~he weighted-average fair value of options granted during 2014, 2013 and 2012 was $12.57, $12.08 and $15.07, respectively. The total fair value of shares vested during 2014, 2013 and 2012 was $9.6 million, $9.1 million and $7.3 million, respectively. The total intrinsic value of options exercised during 2014, 2013 and 2012 was $25.4 million, $26.2 million and $14.8 million, respectively. The total cash received from these option exercises was $20.5 million, $31.0 million and $18.7 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $7.7 million, $6.4 million and $3.6 million, respectively. The aggregate intrinsic value of exercisable options was $12.5 million, $26.4 million and $15.6 million as of December 31, 2014, 2013 and 2012, respectively.
Restricted stock and restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of Performance-based restricted share units is determined in three years based on relative total shareholder return for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crane Co. compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 175% but capped at 100% if the Company’s three-year total shareholder return is negative.
Included in the Company’s share-based compensation was expense recognized for its restricted stock, restricted share unit and performance-based restricted share unit awards of $10.9 million, $11.9 million and $8.3 million in 2014, 2013 and 2012, respectively. Changes in the Company’s restricted stock and restricted share units for the year ended December 31, 2014 were as follows:

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units at January 1, 2014	766	$44.56
Restricted Share Units granted	145	65.50
Restricted Share Units vested	(237)	38.48
Restricted Share Units forfeited	(25)	51.45
Performance-based Restricted Share Units granted	76	61.16
Performance-based Restricted Share Units vested	(67)	46.09
Performance-based Restricted Share Units forfeited	(8)	47.48
Restricted Stock and Restricted Share Units at December 31, 2014	650	$52.92

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
Financial information by reportable segment is set forth below:

(in thousands)	2014	2013	2012
Fluid Handling
Net sales	$1,263,722	$1,288,624	$1,289,456
Operating profit [a]	181,626	194,879	160,980
Assets	963,192	996,101	993,275
Goodwill	227,278	239,205	236,798
Capital expenditures	14,038	16,296	15,385
Depreciation and amortization	14,381	15,641	19,411
Payment & Merchandising Technologies
Net sales	$711,959	$380,576	$371,901
Operating profit [b]	69,054	34,822	33,771
Assets	1,210,137	1,383,007	408,702
Goodwill	589,865	635,759	201,866
Capital expenditures	11,417	4,670	4,263
Depreciation and amortization	41,618	17,537	14,226
Aerospace & Electronics
Net sales	$695,998	$693,783	$701,208
Operating profit [c]	138,176	159,976	156,015
Assets	512,110	511,676	509,672
Goodwill	202,670	202,799	203,595
Capital expenditures	14,872	6,523	6,851
Depreciation and amortization	11,756	13,319	14,713
Engineered Materials
Net sales	$253,318	$232,298	$216,503
Operating profit [d]	36,811	34,347	24,522
Assets	229,058	233,214	237,478
Goodwill	171,492	171,553	171,533
Capital expenditures	2,828	1,822	2,163
Depreciation and amortization	5,971	6,020	7,191

a Includes restructuring charges of 12,589 and $12,745 in 2014 and 2012, respectively.
b Includes restructuring charges $10,322, acquisition integration related costs of $8,402 and acquisition related inventory step up and backlog amortization of $4,790 in 2014. Includes acquisition related inventory and backlog amortization of $4,654 and acquisition costs of $1.1 million in 2013 and restructuring charges of $3,355 in 2012.
c Includes restructuring charges of $6,326 in 2014.
d Includes restructuring charges of $2,338 in 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by reportable segment (continued):

(in thousands)	2014	2013	2012
TOTAL NET SALES	$2,924,997	$2,595,281	$2,579,068
Operating profit (loss) from Continuing Operations
Reporting segments	$425,667	$424,024	$375,288
Corporate — before asbestos and environmental charges [a]	(53,577)	(76,148)	(64,847)
Corporate expense — environmental charges [b]	(55,800)	—	—
TOTAL OPERATING PROFIT FROM CONTINUING OPERATIONS	$316,290	$347,876	$310,441
Interest income	1,713	1,867	1,879
Interest expense	(39,222)	(26,460)	(26,831)
Miscellaneous — net [c]	2,375	2,733	(884)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$281,156	$326,016	$284,605
Assets
Reporting segments	$2,914,497	$3,123,998	$2,149,127
Corporate	536,288	435,609	740,751
TOTAL ASSETS	$3,450,785	$3,559,607	$2,889,878
Goodwill
Reporting segments	$1,191,305	$1,249,316	$813,792
Capital expenditures
Reporting segments	$43,155	$29,311	$28,662
Corporate	577	150	646
TOTAL CAPITAL EXPENDITURES	$43,732	$29,461	$29,308
Depreciation and amortization
Reporting segments	$73,726	$52,517	$55,541
Corporate	2,040	2,320	1,722
TOTAL DEPRECIATION AND AMORTIZATION	$75,766	$54,837	$57,263
a Includes $1,351 of acquisition integration related costs in 2014 and $21,700 and $3,874 of acquisition costs in 2013 and 2012, respectively, all of which are associated with the acquisition of MEI, restructuring charges of $25 in 2012 and $6,500 for a settlement lawsuit recorded in 2014
b Includes a $49,000 charge related to an increase in the Company's liability expected at the Goodyear Site and a $6,800 charge for expected remediation costs associated with a previously disclosed environmental site in Roseland, New Jersey in 2014.
c Includes $1,624 loss on sale of a small business divested in 2014 and a $1,015 gain on a real estate divestiture in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by geographic region:

(in thousands) December 31,	2014	2013	2012
Net sales*
United States	$1,719,449	$1,522,988	$1,522,135
Canada	256,420	292,688	299,955
Europe	737,121	634,425	612,163
Other international	212,007	145,180	144,815
TOTAL NET SALES	$2,924,997	$2,595,281	$2,579,068
Assets*
United States	$1,612,927	$1,692,799	$1,165,233
Canada	197,629	206,113	219,770
Europe	662,165	755,970	634,711
Other international	441,776	469,116	129,413
Corporate	536,288	435,609	740,751
TOTAL ASSETS	$3,450,785	$3,559,607	$2,889,878
Tangible Assets*
United States	$596,847	$657,264	$526,136
Canada	138,767	140,948	145,425
Europe	363,885	418,516	423,318
Other international	270,239	249,023	114,542
Corporate	536,288	435,609	740,751
TOTAL TANGIBLE ASSETS	$1,906,026	$1,901,360	$1,950,172
* Net sales and assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Quarterly Results (Unaudited)

(in thousands, except per share data) For year ended December 31,	First		Second		Third		Fourth		Year
2014
Net sales	$716,830		$750,096		$727,413		$730,658		$2,924,997
Cost of sales	462,734		488,031		476,291		481,638		$1,908,694
Gross profit	254,096		262,065		251,122		249,020		1,016,303
Operating profit from continuing operations	81,386	(a)	97,580	(c)	47,733	(e)	89,591	(g)	316,290
Net income attributable to common shareholders	48,684	(b)	59,697	(d)	28,079	(f)	56,212	(h)	192,672
Earnings per basic share:
Net income attributable to common shareholders	$0.83		$1.01		$0.48		$0.96		$3.28
Earnings per diluted share:
Net income attributable to common shareholders	$0.82		$1.00		$0.47		$0.95		$3.23

2013
Net sales	$627,571		$648,746		$637,515		$681,449		$2,595,281
Cost of sales	409,819		426,025		421,317		454,598		$1,711,759
Gross profit	217,752		222,721		216,198		226,851		883,522
Operating profit from continuing operations	86,900	(i)	88,846	(k)	89,009	(m)	83,121	(o)	347,876
Net income attributable to common shareholders	57,791	(j)	54,874	(l)	57,131	(n)	49,706	(p)	219,502
Earnings per basic share:
Net income attributable to common shareholders	$1.01		$0.95		$0.98		$0.86		$3.79
Earnings per diluted share:
Net income attributable to common shareholders	$0.99		$0.93		$0.97		$0.84		$3.73

(a)
Includes $4,790 of acquisition related inventory and backlog amortization, $4,391 of acquisition related integration costs, $4,323 of acquisition related restructuring costs and $6,050 of repositioning charges.

(b)	Includes the impact of item (a) cited above, net of tax.

(c)
Includes $2,030 of acquisition related integration costs, $1,629 of acquisition related restructuring costs, $2,146 of repositioning charges and $6,500 charge related to the settlement of the environmental lawsuits by certain homeowners in Roseland, New Jersey.

(d)	Includes the impact of item (c) cited above, net of tax and $1,055 loss on divestiture of a small business.

(e)
Includes $984 of acquisition related integration costs, $111 of acquisition related restructuring costs, $3,396 of repositioning charges, $49,000 million charge related to an increase in the Company's liability at the Goodyear Site, and $6,800 million charge for expected remediation costs associated with an environmental site in Roseland, New Jersey.

(f)	Includes the impact of item (e) cited above, net of tax and $660 gain on divestiture of real estate.

(g)	Includes $2,014 of acquisition related integration costs, $4,594 of acquisition related restructuring costs and $11,095 of repositioning charges

(h)	Includes the impact of item (f) cited above, net of tax and $3,498 gain on divestiture of real estate.

(i)	Includes $2,888 of acquisition transaction costs.

(j)	Includes the impact of item (i) cited above, net of tax.

(k)	Includes $6,853 of acquisition transaction costs.

(l)	Includes the impact of item (k) cited above, net of tax and $460 withholding taxes related to acquisition funding.

(m)	Includes $2,854 of acquisition transaction costs.

(n)	Includes the impact of item (m) cited above, net of tax and $1,240 withholding taxes related to acquisition funding.

(o)	Includes $10,170 of acquisition transaction costs and $4,654 of acquisition related inventory and backlog amortization.

(p)	Includes the impact of item (o) cited above, net of tax, $1,192 withholding taxes related to acquisition funding and $2,006 gain on sale of product line.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Restructuring
Repositioning Actions
The Company recorded pre-tax restructuring charges of $18.9 million in 2014, which included $18.7 million of severance and other cash-related restructuring costs and $0.2 million of non-cash restructuring costs related to asset write-downs. The $18.7 million of severance and other cash-related restructuring costs included $4.6 million related to the consolidation of a facility in the U.K. in the Fluid Handling segment, $7.8 million primarily related to the consolidation of a facility in Europe in the Fluid Handling segment and $6.3 million associated with certain facility consolidation activities in the Aerospace & Electronics segment. These charges included severance and move costs related to the transfer of certain manufacturing operations. The Company expects these repositioning actions to result in workforce reductions of approximately 320 employees, or about 3% of the Company’s global workforce.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at December 31, 2014
Fluid Handling
Severance	$—	$12,192	$(1,537)	$10,655
Other	—	232	(205)	27
Total Fluid Handling	$—	$12,424	$(1,742)	$10,682

Aerospace & Electronics
Severance	$—	$4,198	$(2,296)	$1,902
Other	—	2,087	(1,572)	515
Total Aerospace & Electronics	$—	$6,285	$(3,868)	$2,417
Total Restructuring	$—	$18,709	$(5,610)	$13,099
Related to the 2014 repositioning actions, the Company recorded $2.6 million and $1.2 million for additional costs incurred as a direct result of the facility consolidations within the Fluid Handling segment and Aerospace & Electronics segments, respectively.
The Company expects to incur additional restructuring and related charges of approximately $4 million to $6 million in 2015 to complete these actions.
Acquisition-Related Restructuring
In 2014, the Company recorded pre-tax restructuring charges of $10.3 million which included $10.2 million of severance and other cash-related restructuring costs and $0.1 million of non-cash restructuring costs related to asset write-downs related to the December 2013 acquisition of MEI in the Company's Payment & Merchandising Technologies segment. The Company expects these 2014 actions to result in workforce reductions of approximately 240 employees, or less than 2% of the Company’s global workforce.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in thousands)	Balance at December 31, 2013	Expense	Utilization	Balance at December 31, 2014
Payment & Merchandising Technologies
Severance	$—	$10,161	$(3,154)	$7,007
Total Restructuring	$—	$10,161	$(3,154)	$7,007
The Company expects to incur additional restructuring and related charges of $6 million to $8 million in 2015 to complete these actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012 Actions
In 2012, the Company recorded pre-tax restructuring charges of $18.5 million, of which $16.5 million was associated with repositioning actions designed to improve profitability largely beginning in 2013, primarily in the European portion of the Fluid Handling segment and $2.0 million of non-cash charges were related to the completion of previous restructuring actions.  As of December 31, 2014, there were no liabilities related to these actions.

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
Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2014. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Crane Co.
Stamford, CT
We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the "Company") as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Controls and Procedures appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT
February 24, 2015

Item 9B. Other Information.
None

Part III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2015 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 16, 2015 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation.
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2015 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 16, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2015 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 16, 2015.

As of December 31, 2014:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	589,513	$64.66	8,321,084
2009 Stock Incentive Plan (and predecessor plans)	1,759,248	46.24	—
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	77,500	40.36	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,426,261	$50.52	8,321,084

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2015 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 16, 2015.

Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2015 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 16, 2015.

Item 15. Exhibits and Financial Statement Schedules.
(a) Consolidated Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm	Page 41
Consolidated Statements of Operations	Page 42
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets	Page 44
Consolidated Statements of Cash Flows	Page 45
Consolidated Statements of Changes in Equity	Page 46
Notes to Consolidated Financial Statements	Page 47
(b) Exhibits

Exhibit No.	Description
Exhibit (4)(a)(2)	Form of Note for 6.55% Notes due 2036
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 23.2	Consent of Hamilton, Rabinovitz & Associates, Inc.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
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

(4)(a)
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

(4)(b)(2)	Form of Note for 2.750% Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(4)(b)(3)	Form of Note for 4.450% Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(10)	Material Contracts:

10(a)	Second Restated Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2012).

10(b)	Amendment No. 1, dated as of March 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2013).

(iii) Compensatory Plans

(a)	The Crane Co. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

(b)	2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 9, 2007).

(c)	The Crane Co. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 6, 2009).

(d)	The 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 9, 2011)

(e)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).

(f)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(g)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).

(h)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).

(i)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(j)	The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2013).

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

CRANE CO. (Registrant)

/s/ Max H. Mitchell
Max H. Mitchell Chief Executive Officer and Director Date 2/25/2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

By	/s/ Max H. Mitchell	By	/s/ R.A. MAUE	By	/s/ R.A. MAUE
	Max H. Mitchell Chief Executive Officer and Director		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Financial Officer)		R.A. Maue Vice President - Finance Chief Financial Officer (Principal Accounting Officer)
	Date 2/25/2015		Date 2/25/2015		Date 2/25/2015
Directors

By	/s/ R.S. EVANS	By	/s/ E.T. BIGELOW	By
	R.S. Evans, Chairman of the Board		E.T. Bigelow		D.G. Cook
	Date 2/25/2015		Date 2/25/2015		Date 2/25/2015

		By	/s/ RONALD C. LINDSAY	By	/s/ P.R. LOCHNER, JR.
	R.S. Forté		Ronald C. Lindsay		P.R. Lochner, Jr.
	Date 2/25/2015		Date 2/25/2015		Date 2/25/2015

By	/s/ ELLEN MCCLAIN	By	/s/ JENNIFER M. POLLINO	By	/s/ J.L.L. TULLIS
	Ellen McClain		Jennifer M. Pollino		J.L.L. Tullis
	Date 2/25/2015		Date 2/25/2015		Date 2/25/2015