Form 10-Q
period 2015-03-31
CRANE CO /DE/
filed 2015-05-08
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2015
Common stock, $1.00 Par Value – 57,998,140 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$678.8	$716.8
Operating costs and expenses:
Cost of sales	442.0	462.7
Selling, general and administrative	148.6	157.9
Restructuring charges	0.5	10.0
Acquisition integration related charges	1.6	4.7
Operating profit	86.0	81.4
Other income (expense):
Interest income	0.5	0.4
Interest expense	(9.9)	(9.8)
Miscellaneous - net	(0.3)	(0.2)
	(9.7)	(9.6)
Income before income taxes	76.3	71.8
Provision for income taxes	24.9	22.9
Net income before allocation to noncontrolling interests	51.3	48.9
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.2
Net income attributable to common shareholders	$51.1	$48.7
Earnings per basic share	$0.88	$0.83
Earnings per diluted share	$0.87	$0.82
Average basic shares outstanding	58.1	58.5
Average diluted shares outstanding	58.9	59.5
Dividends per share	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Net income before allocation to noncontrolling interests	$51.3	$48.9
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(70.9)	(2.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.0	1.5
Other comprehensive (loss) income	(68.9)	(1.0)
Comprehensive (loss) income before allocation to noncontrolling interests	(17.6)	47.8
Less: Noncontrolling interests in comprehensive (loss) income	0.1	0.2
Comprehensive (loss) income attributable to common shareholders	$(17.7)	$47.7
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$296.9	$346.3
Accounts receivable, net	436.2	410.9
Current insurance receivable - asbestos	20.5	20.5
Inventories, net:
Finished goods	115.1	111.8
Finished parts and subassemblies	45.3	42.5
Work in process	58.9	53.2
Raw materials	158.3	162.2
Inventories, net	377.6	369.7
Current deferred tax asset	33.1	33.0
Other current assets	18.4	14.8
Total current assets	1,182.7	1,195.2
Property, plant and equipment:
Cost	804.6	824.9
Less: accumulated depreciation	523.4	534.7
Property, plant and equipment, net	281.1	290.3
Long-term insurance receivable - asbestos	123.8	126.8
Long-term deferred tax assets	189.2	196.2
Other assets	95.1	97.6
Intangible assets, net	341.3	353.5
Goodwill	1,174.0	1,191.3
Total assets	$3,387.3	$3,450.8
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Short-term borrowings	$127.5	$100.8
Accounts payable	210.7	228.8
Current asbestos liability	79.0	79.0
Accrued liabilities	228.5	225.8
U.S. and foreign taxes on income	15.9	5.6
Total current liabilities	661.6	640.0
Long-term debt	749.2	749.2
Accrued pension and postretirement benefits	268.0	278.3
Long-term deferred tax liability	43.0	46.3
Long-term asbestos liability	520.9	534.5
Other liabilities	122.4	131.9
Total liabilities	2,365.1	2,380.2
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	249.4	249.2
Retained earnings	1,553.9	1,522.0
Accumulated other comprehensive loss	(367.5)	(298.8)
Treasury stock	(496.9)	(485.1)
Total shareholders’ equity	1,011.4	1,059.8
Noncontrolling interests	10.9	10.8
Total equity	1,022.3	1,070.6
Total liabilities and equity	$3,387.3	$3,450.8

Common stock issued	72,426.1	72,426.1
Less: Common stock held in treasury	(14,434.2)	(14,304.3)
Common stock outstanding	57,991.9	58,121.8
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income attributable to common shareholders	$51.1	$48.7
Noncontrolling interests in subsidiaries’ earnings	0.3	0.2
Net income before allocation to noncontrolling interests	51.3	48.9
Restructuring - non-cash	0.2	0.4
Depreciation and amortization	16.5	21.8
Stock-based compensation expense	5.8	5.6
Defined benefit plans and postretirement (benefit) expense	(1.6)	(2.9)
Deferred income taxes	4.3	4.7
Cash used for working capital	(57.1)	(69.3)
Defined benefit plans and postretirement contributions	(3.0)	(4.8)
Environmental payments, net of reimbursements	(4.1)	(2.7)
Payments for asbestos-related fees and costs, net of insurance recoveries	(10.7)	(12.9)
Other	(13.4)	(7.7)
Total used for operating activities	(11.6)	(18.9)
Investing activities:
Capital expenditures	(10.2)	(9.4)
Proceeds from disposition of capital assets	1.4	0.2
Total used for investing activities	(8.8)	(9.2)
Financing activities:
Equity:
Dividends paid	(19.1)	(17.6)
Reacquisition of shares on open market	(25.0)	—
Stock options exercised - net of shares reacquired	6.7	3.8
Excess tax benefit from stock-based compensation	0.9	5.1
Debt:
Proceeds from (repayment of) credit facility	(100.0)	18.0
Proceeds from issuance of commercial paper	126.7	—
Total (used for) provided by financing activities	(9.9)	9.3
Effect of exchange rates on cash and cash equivalents	(19.0)	(1.6)
Decrease in cash and cash equivalents	(49.3)	(20.4)
Cash and cash equivalents at beginning of period	346.3	270.6
Cash and cash equivalents at end of period	$296.9	$250.3
Detail of cash used for working capital:
Accounts receivable	$(37.9)	$(17.4)
Inventories	(20.2)	(22.1)
Other current assets	(4.0)	(1.4)
Accounts payable	(12.7)	(15.1)
Accrued liabilities	8.5	(14.2)
U.S. and foreign taxes on income	9.2	0.8
Total	$(57.1)	$(69.3)
Supplemental disclosure of cash flow information:
Interest paid	$1.5	$1.6
Income taxes paid	$7.7	$12.2
See Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued amended guidance to simplify the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its financial statements.
In January 2015, the FASB issued amended guidance to eliminate the concept of extraordinary items from U.S. GAAP to simplify income statement classification. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. The amendment is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its financial statements.
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB agreed to propose a one-year deferral of the effective date. If the proposed deferral is approved, the new standard is effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements, as well as its plans for the timing and means of adoption.

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

Financial information by reportable segment is set forth below:

	Three Months Ended
	March 31,
(in millions)	2015	2014
Net sales
Fluid Handling	$275.5	$310.8
Payment & Merchandising Technologies	171.9	169.1
Aerospace & Electronics	161.6	169.0
Engineered Materials	69.7	67.9
Total	$678.8	$716.8
Operating profit (loss)
Fluid Handling [a]	$34.3	$44.5
Payment & Merchandising Technologies [b]	21.1	7.4
Aerospace & Electronics [c]	30.1	32.6
Engineered Materials	14.3	10.8
Corporate [d]	(13.7)	(13.9)
Total	86.0	81.4
Interest income	0.5	0.4
Interest expense	(9.9)	(9.8)
Miscellaneous - net	(0.3)	(0.2)
Income before income taxes	$76.3	$71.8
a Includes restructuring and related charges of $1.8 million for the three months ended March 31, 2015. Includes $3.2 million of restructuring charges for the three months ended March 31, 2014.
b Includes $0.2 million of restructuring charges and $1.6 million of acquisition integration related costs for the three months ended March 31, 2015. Includes $4.0 million of restructuring charges, $3.6 million of acquisition integration related costs and $4.8 million of acquisition related inventory step up and backlog amortization for the three months ended March 31, 2014.
c Includes $0.9 million of restructuring and related charges for the three months ended March 31, 2015. Includes $2.8 million of restructuring for the three months ended March 31, 2014.
d Includes $1.1 million of acquisition integration related costs for the three months ended March 31, 2014.

	As of
	March 31,	December 31,
(in millions)	2015	2014
Assets
Fluid Handling	$905.3	$963.2
Payment & Merchandising Technologies	1,202.5	1,210.1
Aerospace & Electronics	520.7	512.1
Engineered Materials	238.5	229.1
Corporate	520.4	536.3
Total	$3,387.3	$3,450.8

	As of
	March 31,	December 31,
(in millions)	2015	2014
Goodwill
Fluid Handling	$218.7	$227.3
Payment & Merchandising Technologies	581.3	589.9
Aerospace & Electronics	202.6	202.7
Engineered Materials	171.4	171.5
Total	$1,174.0	$1,191.3

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

	Three Months Ended
	March 31,
(in millions, except per share data)	2015	2014
Net income attributable to common shareholders	$51.1	$48.7

Average basic shares outstanding	58.1	58.5
Effect of dilutive stock options	0.8	1.0
Average diluted shares outstanding	58.9	59.5

Earnings per basic share	$0.88	$0.83
Earnings per diluted share	$0.87	$0.82

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.8 million and 0.5 million average options were excluded for the first quarter of 2015 and 2014, respectively).

Note 4 - Changes in Equity and Comprehensive (Loss) Income
A summary of the changes in equity for the three months ended March 31, 2015 and 2014 is provided below:

	Three Months Ended March 31,
	2015			2014
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,059.8	$10.8	$1,070.6	$1,204.3	$10.4	$1,214.7
Dividends	(19.1)	—	(19.1)	(17.6)	—	(17.6)
Reacquisition on open market	(25.0)	—	(25.0)	—	—	—
Exercise of stock options, net of shares reacquired	6.7	—	6.7	3.8	—	3.8
Stock compensation expense	5.8	—	5.8	5.6	—	5.6
Excess tax benefit from stock based compensation	0.9	—	0.9	5.1	—	5.1
Net income	51.1	0.3	51.3	48.7	0.2	48.9
Other comprehensive loss	(68.7)	(0.2)	(68.9)	(1.0)	—	(1.0)
Comprehensive (loss) income	(17.7)	0.1	(17.6)	47.7	0.2	47.8
Balance, end of period	$1,011.4	$10.9	$1,022.3	$1,248.9	$10.5	$1,259.4
The table below provides the accumulated balances for each classification of accumulated other comprehensive (loss) income, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2014	$(257.8)	$(40.9)	$(298.8)
Other comprehensive income (loss) before reclassifications	—	(70.7)	(70.7)
Amounts reclassified from accumulated other comprehensive income	2.0	—	2.0
Net current-period other comprehensive income (loss)	2.0	(70.7)	(68.7)
Balance as of March 31, 2015	$(255.8)	$(111.6)	$(367.5)

* Net of tax benefit of $113.5 million and $114.4 million for March 31, 2015 and December 31, 2014, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended March 31, 2015.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:
Prior-service costs	$0.03	$.04 and ($.01) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	3.1	$4.2 and ($1.1) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.1)	Recorded within Selling, General & Administrative
	$2.9	Total before tax
	1.0	Tax benefit
Total reclassifications for the period	$2.0	Net of tax

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended March 31, 2014.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement of Operations

Amortization of defined benefit pension items:		Amortization of defined benefit pension items:
Prior-service costs	$0.03	$.04 and ($.01) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Net loss (gain)	1.3	$1.7 and ($0.4) has been recorded within Cost of Sales and Selling, General & Administrative, respectively
Amortization of other postretirement items:
Prior-service costs	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	—	Recorded within Selling, General & Administrative
	$1.2	Total before tax
	0.4	Tax benefit
Total reclassifications for the period	$0.8	Net of tax

Note 5 - Acquisitions
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
Acquisition-Related Costs
Acquisition-related costs were expensed as incurred. For the quarter ended March 31, 2015, the Company recorded $1.6 million of acquisition integration related charges and $0.2 million of restructuring costs (see additional discussion in Note 14). For the quarter ended March 31, 2014, the Company recorded $4.7 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization and $4.0 million of restructuring costs (see additional discussion in Note 14).

Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At March 31, 2015, the Company had seven reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 9.5% and 13.5% (a weighted average of 10.7%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2014, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in millions)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance at beginning of period	$1,191.3	$1,249.3
Disposals	—	(0.8)
Adjustments to purchase price allocations	—	(13.9)
Currency translation and other	(17.3)	(43.3)
Balance at end of period	$1,174.0	$1,191.3
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

Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance at beginning of period, net of accumulated amortization	$353.5	$408.9
Amortization expense	(8.0)	(37.9)
Currency translation and other	(4.1)	(17.6)
Balance at end of period, net of accumulated amortization	$341.3	$353.5
As of March 31, 2015, the Company had $341.3 million of net intangible assets, of which $27.3 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, the Company reviews all of its long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that the Company makes which impact these assessments relate to the expected useful lives of long-lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.  Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level.  The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value of its indefinite-lived and amortizing intangible assets.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		March 31, 2015			December 31, 2014
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$88.6	$50.2	$38.4	$91.3	$50.4	$40.9
Customer relationships and backlog	15.5	397.8	115.9	281.9	402.6	112.5	290.1
Drawings	37.9	11.1	10.1	1.1	11.1	10.1	1.1
Other	12.9	62.2	42.2	20.0	63.2	41.8	21.4
Total	15.8	$559.7	$218.4	$341.3	$568.2	$214.8	$353.5

Amortization expense for these intangible assets is currently estimated to be approximately $23.7 million in total for the remainder of 2015, $30.5 million in 2016, $29.7 million in 2017, $26.9 million in 2018, $24.5 million in 2019 and $178.7 million in 2020 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	March 31, 2015	December 31, 2014
(in millions)
Employee related expenses	$68.6	$81.4
Warranty	15.4	15.5
Other	144.4	128.8
Total	$228.5	$225.8
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations. A summary of the warranty liabilities is as follows:

(in millions)	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Balance at beginning of period	$15.5	$18.9
Expense	3.0	13.3
Changes due to acquisitions/divestitures	—	(0.1)
Payments / deductions	(3.1)	(16.4)
Currency translation	(0.1)	(0.2)
Balance at end of period	$15.4	$15.5

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2015, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2015	2014	2014
Beginning claims	47,507	51,490	51,490
New claims	633	680	2,743
Settlements	(208)	(303)	(992)
Dismissals	(3,345)	(968)	(5,734)
Ending claims	44,587	50,899	47,507

Of the 44,587 pending claims as of March 31, 2015, approximately 18,600 claims were pending in New York, approximately 7,300 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On August 29, 2012, the Company received an adverse verdict in the William Paulus claim in Los Angeles, California. The jury found that the Company was responsible for ten percent (10%) of plaintiffs' non-economic damages of $6.5 million, plus a portion of plaintiffs' economic damages of $0.4 million. Based on California court rules regarding allocation of damages, judgment was entered in the amount of $0.8 million against the Company.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The Company appealed, and the judgment was affirmed by order dated February 21, 2014. The Company sought review of certain aspects of the ruling before the California Supreme Court, and review was denied.  Having exhausted all post-trial and appellate remedies, the Company in June 2014 paid to plaintiffs the amount of $0.9 million, the judgment including interest, and this amount is included in the second quarter 2014 indemnity totals.
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
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial.   The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law.  These motions were denied.  The Company has appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court's ruling. The Company plans to file a motion for reconsideration and/or a request for review by the Pennsylvania Supreme Court.
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
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Post-trial motions were denied, and the court will set a hearing to assess the amount of damages. Plaintiffs requested judgment in the amount of $1.1 million, but have amended that request to seek judgment in the amount of $1.7 million. The Company plans to pursue an appeal.
On September 11, 2013, a Columbia, South Carolina state court jury in the Lloyd Garvin claim entered an $11 million verdict for compensatory damages against the Company and two other defendants jointly, and also awarded exemplary damages against the Company in the amount of $11 million.  The jury also awarded exemplary damages against both other defendants.  The Company filed post-trial motions seeking to overturn the verdict, which were denied, except that the Court remitted the compensatory damages award to $2.5 million and exemplary damages award to $3.5 million. Considering settlement offsets, the Court further reduced the total damages award to $3.5 million. The Company has settled the matter. The settlement is reflected in the first quarter 2015 indemnity amount.
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict.  The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim.  The two claims were consolidated for trial.  The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments have been entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company has appealed.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2015 and 2014 totaled $18.3 million and $20.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three-month periods ended March 31, 2015 and 2014 totaled $10.7 million and $12.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2015	2014	2014
Settlement / indemnity costs incurred (1)	$7.8	$7.7	$25.3
Defense costs incurred (1)	10.5	12.9	55.9
Total costs incurred	$18.3	$20.5	$81.1

Settlement / indemnity payments	$5.5	$6.7	$27.3
Defense payments	8.1	11.4	57.7
Insurance receipts	(2.9)	(5.2)	(23.8)
Pre-tax cash payments	$10.7	$12.9	$61.3

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2015, the Company has resolved (by settlement or dismissal) approximately 110,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $430 million, for an average settlement cost per resolved claim of approximately $3,900. The average settlement cost per claim resolved during the years ended December 31, 2014, 2013 and 2012 was $3,800, $3,300 and $6,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through March 31, 2015, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2015. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $600 million as of March 31, 2015. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2015 was $79 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $144 million as of March 31, 2015.
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
Other Contingencies
Environmental Matters
For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2015 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, NJ ("Roseland Site") each discussed below.
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $75.6 million as of March 31, 2015, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $15.5 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2015, the Company has recorded a receivable of $17.1 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed initial human health and baseline ecological risk assessments in 2010, and its revised human health risk assessment and baseline ecological risk assessment were completed in June 2014. In January 2015, GD-OTS submitted a final remedial investigation report, which FWS approved on February 13, 2015. GD-OTS further reports that additional plant and invertebrate tissue sampling is projected to take place in Spring 2015. Work on interim deliverables for the feasibility study is reportedly underway, with submission of the draft remedial action options memorandum scheduled for May 2015, submission of the Preliminary Screening of Alternatives memorandum scheduled for August 2015, and submission of the Comparative Analysis of Alternatives memorandum scheduled for November 2015. Submission of a draft feasibility study report is projected for spring 2016. It is unclear when a final Record of Decision may be issued.

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, citing the absence of certain necessary parties as well as an underdeveloped environmental record. More recently, in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, a number of PRPs (including GD-OTS, the U.S. government, and the Company) have indicated their intention to participate in a non-binding mediation process, and have agreed upon the terms of a mediation process agreement. The Company and other PRPs executed this mediation agreement on March 16, 2015. The U.S. government has yet to execute the mediation agreement, however, pending resolution of a dispute between the U.S. Army and FWS over the contents of the remedial investigation report. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

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
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. In 2014, the Company made a $9.5 million residual value guarantee payment in connection with the previous airplane lease which ended January 30, 2014 . This payment was reported within "Other" in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows.

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic benefit are as follows:

	Three Months Ended March 31,
	2015	2014	2015	2014
(in millions)	Pension Benefits		Other Postretirement Benefits
Service cost	$1.4	$1.3	$—	$—
Interest cost	9.6	10.2	0.1	0.1
Expected return on plan assets	(15.6)	(15.7)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)
Amortization of net loss (gain)	3.1	1.3	(0.1)	—
Net periodic benefit	$(1.5)	$(2.9)	$(0.1)	$—
The Company expects, based on current actuarial calculations, to contribute approximately $17.0 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2015, of which $2.9 million and $0.1 million have been contributed during the first three months of 2015, respectively. The Company contributed $24.5 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2014. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

Effective Tax Rates

The Company's effective tax rates are as follows:

	2015	2014
Three months ended March 31,	32.7%	31.9%

The Company’s effective tax rate for the three months ended March 31, 2015 is higher than the prior year’s comparable period primarily due to the unfavorable impacts of recently-enacted Japanese tax reform on certain tax carryforwards and a lower U.S. federal tax benefit on domestic manufacturing activities, partially offset by the favorable impacts of income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses.
The Company's effective tax rate for the three months ended March 31, 2015 is lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impacts of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities, partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits

During the three months ended March 31, 2015, the Company's gross unrecognized tax benefits, excluding interest and penalties, decreased by $0.1 million primarily as a result of tax positions taken in both the current and prior periods. During the three months ended March 31, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate decreased by less than $0.1 million.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three months ended March 31, 2015, the Company recognized $0.3 million of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statement of operations. At March 31, 2015 and December 31, 2014, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s condensed consolidated balance sheets was $5.0 million and $4.7 million, respectively.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by $4.6 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations

The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s federal income tax returns for the years 2010 through 2012 are currently under examination by the U.S. Internal Revenue Service, and its federal income tax return for 2013 remains subject to examination. In addition, acquired subsidiaries’ federal income tax returns (2011 through 2013) and federal tax carry forwards (2006 through 2013) remain subject to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. Currently, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2012).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of March 31, 2015 and December 31, 2014:

(in millions)	March 31, 2015	December 31, 2014
Long-term debt consists of:
2.75% notes due 2018	$250.0	$250.0
4.45% notes due 2023	300.0	300.0
6.55% notes due 2036	199.3	199.3
Total long-term debt	$749.2	$749.2

Short-term borrowings consists of:
Revolving credit facility	$—	$100.0
Commercial paper	126.7	—
Other	0.8	0.8
Total short-term borrowings	$127.5	$100.8

On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At March 31, 2015, Notes with a principal amount of $127 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of March 31, 2015, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $198 million and $216 million as of March 31, 2015 and December 31, 2014, respectively. The settlement of derivative contracts for the three months ended March 31, 2015 and 2014 resulted in a net cash outflow of $12.0 million and $2.7 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of March 31, 2015 and December 31, 2014, the Company's receivable position for the foreign exchange contracts was $0.1 million and $31 thousand, respectively. As of March 31, 2015 and December 31, 2014, the Company's payable position for the foreign exchange contracts was $2.9 million and $2.5 million, respectively.
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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$2.9	$—	$2.9	$—	$2.5	$—	$2.5
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.

The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $830.0 million and $815.2 million at March 31, 2015 and December 31, 2014, respectively.
Note 14 - Restructuring
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
During the three months ended March 31, 2015, the Company recorded pre-tax restructuring charges of $0.3 million which included $0.5 million related to severance costs and $0.2 million of net restructuring gain driven by the sale of assets of a consolidated facility.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at March 31, 2015
Fluid Handling
Severance	$10.7	$—	$(2.6)	$8.0
Other	—	—	—	—
Total Fluid Handling	$10.7	$—	$(2.6)	$8.0

Aerospace & Electronics
Severance	$1.9	$0.5	$(1.1)	$1.3
Other	0.5	—	—	0.5
Total Aerospace & Electronics	$2.4	$0.5	$(1.1)	$1.8
Total Restructuring	$13.1	$0.5	$(3.8)	$9.9
Related to the 2014 repositioning actions, in 2014, the Company recorded $2.6 million and $1.2 million for additional costs incurred as a direct result of the facility consolidations within the Fluid Handling segment and Aerospace & Electronics segments, respectively. During the three months ended March 31, 2015, the Company recorded $2.2 million and $0.1 million within the Fluid Handling segment and Aerospace & Electronics segments, respectively.
The Company expects to incur total restructuring and related charges of approximately $4 million to $6 million in 2015 to complete these actions.

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

During the three months ended March 31, 2015, the Company recorded pre-tax restructuring charges of $0.2 million of other cash-related restructuring costs related to these actions.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at March 31, 2015
Payment & Merchandising Technologies
Severance	$7.0	$—	$(1.1)	$5.9
Other	—	0.2	(0.2)	—
Total Restructuring	$7.0	$0.2	$(1.3)	$5.9
The Company expects to incur total restructuring and related charges of $6 million to $8 million in 2015 to complete these actions.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission and are incorporated by reference herein.
Overall
Our sales depend heavily on industries that are cyclical in nature, or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economies as well as to currency fluctuations, inflationary pressures, and commodity costs.
We remain cautious about the global economic outlook and the impact on demand for our products, particularly in our Fluid Handling segment. Specifically, in 2015, we expect a total Company year-over-year sales decline of approximately 4.5%, based on a 4% to 6% adverse impact from foreign exchange and a 0.5% adverse impact from divestitures, partially offset by organic sales growth of 0% to 2%.
In order to better align our cost structure with expected demand and reflecting on our continued focus on productivity, in 2014, we undertook certain repositioning actions at our Fluid Handling and Aerospace & Electronics segments. The costs associated with these repositioning actions were $22.7 million in 2014 and are expected to be $4 million to $6 million in 2015. Savings associated with these repositioning actions are estimated to be $10 million in 2015 and to increase to $19 million on an annual basis in 2016.
In connection with the acquisition of MEI, we recorded $20.1 million of integration and restructuring costs in 2014 and we expect to incur $6 million to $8 million of integration and restructuring costs in 2015. We realized approximately $10 million of acquisition-related synergies in 2014, and we expect an incremental $9 million of synergies in 2015 with a $33 million annualized run rate by the end of 2016.
Fluid Handling
In 2015, in our Fluid Handling segment, we expect a sales decline driven primarily by unfavorable foreign currency translation and, to a lesser extent, a modest core sales decline and the impact of a small divestiture. The expected core sales decline is primarily driven by weakening end market conditions for our core process valve business across the power, refining and chemical vertical end markets. This decline is partially offset by expected improvement in our general industrial process valve end markets, particularly in the United States. With respect to our commercial valve businesses, we expect modest improvement in the Canadian, United Kingdom and Middle East non-residential construction end markets as well as improvement in the municipal markets in United States and United Kingdom. We expect a modest decline in operating profit, driven by the impact of lower sales, the impact of unfavorable foreign exchange, partially offset by productivity, savings from our repositioning initiatives and lower repositioning costs.
Payment & Merchandising Technologies
In 2015, we anticipate Payment & Merchandising Technologies sales to decrease modestly, primarily as a result of unfavorable foreign currency translation which is expected to more than offset an increase in core sales. We expect core sales to increase modestly from higher volume in both the Crane Payment Innovations and Merchandising Systems businesses, partially offset by the impact of the conclusion of a transition services agreement related to a divested product line. We expect an increase in operating profit primarily as a result of the impact of higher core sales, integration synergies and lower integration related costs, partially offset by the impact of unfavorable foreign exchange.
Aerospace & Electronics
In 2015, we expect commercial market conditions in the aerospace industry will remain generally positive. Accordingly, we expect an increase in OEM sales as we benefit from increasing build rates across a broad range of platforms, primarily for large aircraft manufacturers. We remain cautiously optimistic about the aerospace aftermarket. Although we expect defense markets to remain relatively flat, we expect our military sales to increase as a result of initial sales related to a large multi-year contract. Considering all of the foregoing, we expect total segment sales to be modestly higher in 2015. We expect segment operating profit in 2015 to increase reflecting the impact of the higher core sales, improved productivity and savings from 2014 repositioning actions.
Engineered Materials
In 2015, we expect the Engineered Materials segment will show continued improvement in sales, driven by modest growth in RV-related applications and a gradual improvement in building products shipments over the course of the year, partially offset by a decline in sales of our transportation-related products. We expect to be able to leverage this growth together with additional productivity initiatives and to drive operating profit and margin improvement.

Results from Operations – Three Month Periods Ended March 31
All comparisons below refer to the first quarter 2015 versus the first quarter 2014, unless otherwise specified.
First quarter of 2015 compared with first quarter of 2014

	First Quarter		Change
(dollars in millions)	2015	2014	$	%
Net sales	$678.8	$716.8	$(38.1)	(5.3)%
Operating profit	86.0	81.4	4.6	5.7%
Restructuring and related charges	2.7	10.0	(7.3)	(73.0)%
Acquisition integration related charges	1.6	4.7	(3.1)	(66.0)%
Operating margin	12.7%	11.4%
Other income (expense):
Interest income	0.5	0.4	0.1	29.6%
Interest expense	(9.9)	(9.8)	(0.1)	1.1%
Miscellaneous - net	(0.3)	(0.2)	(0.1)	66.2%
	(9.7)	(9.6)	(0.1)	1.3%
Income before income taxes	76.3	71.8	4.5	6.3%
Provision for income taxes	24.9	22.9	2.0	8.9%
Net income before allocation to noncontrolling interests	51.3	48.9	2.5	5.0%
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.2	0.1	53.2%
Net income attributable to common shareholders	$51.1	$48.7	$2.4	4.9%

First quarter 2015 sales decreased $38.1 million, or 5.3%, compared to the first quarter of 2014. The decline in sales was driven by unfavorable foreign currency translation of $34.1 million, or 4.8%, and the divestiture impact of Crane Water and the completion of a previously disclosed transition services agreement of $5.1 million, or 0.7%, partially offset by core sales growth of $1.2 million, or 0.2%. Net sales related to operations outside the U.S. were 39.1% and 41.7% of total net sales for the quarters ended March 31, 2015 and 2014, respectively.
Operating profit was $86.0 million in the first quarter 2015 compared to $81.4 million in the same period of 2014. The increase in operating profit reflected increases in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by declines in our Fluid Handling and Aerospace & Electronics segments. Operating profit in the first quarter of 2015 included restructuring and related charges of $2.7 million associated with repositioning actions, as well as integration costs of $1.6 million related to the acquisition of MEI. Operating profit in the first quarter of 2014 included restructuring and related charges of $10.0 million associated with repositioning actions and integration costs of $4.7 million related to the acquisition of MEI. Operating profit margins were 12.7% in the first quarter of 2015, compared to 11.4% in the comparable period in 2014.

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

Our effective tax rate for the three months ended March 31, 2015 is higher than the prior year’s comparable period primarily due to the unfavorable impacts of recently-enacted Japanese tax reform on certain tax carryforwards and a lower U.S. federal tax benefit on domestic manufacturing activities, partially offset by the favorable impacts of income earned in jurisdictions with lower statutory tax rates and a lower amount of statutorily non-deductible expenses.

Segment Results of Operations - Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2015	2014
Sales	$275.5	$310.8	$(35.3)	(11.4)%
Operating profit	$34.3	$44.5	$(10.2)	(23.0)%
Restructuring and related charges *	$1.8	$3.2	$(1.4)	(43.8)%
Operating margin	12.5%	14.3%
* The restructuring and related charges are included in operating profit and operating margin.
First quarter 2015 sales decreased $35.3 million from $310.8 million in first quarter 2014 to $275.5 million in 2015, reflecting unfavorable foreign currency translation of $21.9 million, or -7.1%, a core sales decrease of $10.1 million, or -3.2%, and the impact of the divestiture of Crane Water of $3.3 million, or -1.1%. The core sales decline was driven primarily by lower sales in our process valve business, largely from lower sales in the oil and gas end markets, chemical end markets in the Americas and Europe and the power end market in China, partially offset by higher sales in our commercial valve business. Operating profit in the first quarter of 2015 decreased $10.2 million, or -23.0%, primarily reflecting a $6.0 million impact from the lower sales, unfavorable foreign exchange and an unfavorable product mix, partially offset by productivity gains and a $1.4 million decrease in restructuring and related charges.
The Fluid Handling segment backlog was $304 million at March 31, 2015, compared with $311 million at December 31, 2014 and $351 million (which includes $5.4 million pertaining to a business divestiture in June 2014) at March 31, 2014.

Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2015	2014
Sales	$171.9	$169.1	$2.8	1.7%
Operating profit	$21.1	$7.4	$13.7	183.6%
Acquisition, integration and restructuring related charges*	$1.8	$12.4	$(10.6)	(85.5)%
Operating margin	12.3%	4.4%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

First quarter 2015 sales increased $2.8 million, or 1.7%, reflecting a core sales increase of $16.0 million, or 9.5%, partially offset by unfavorable foreign currency translation of $11.4 million, or -6.7% and the impact of the completion of a previously disclosed transition services agreement related to a divested product line of $1.8 million, or 1.0%. The increase in core sales reflected higher sales in our Crane Payment Innovations and Merchandising Systems business. Sales increased in our Crane Payment Innovations business reflecting higher sales in the vending and transportation end markets, partially offset by lower sales in the retail and financial services vertical market. Sales increased in our Merchandising Systems business reflecting higher sales to certain large bottler customers. Operating profit of $21.1 million increased $13.7 million in 2015 compared to 2014. The operating profit increase was primarily driven by a $10.6 million decrease in acquisition, integration and restructuring related charges, an impact from a $9.3 million impact from higher core sales, as well as acquisition synergies and productivity initiatives, partially offset by an unfavorable product mix and unfavorable foreign exchange.
The Payment & Merchandising Technologies segment backlog was $68 million at March 31, 2015 and December 31, 2014 and $59 million at March 31, 2014.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2015	2014
Sales	$161.6	$169.0	$(7.3)	(4.3)%
Operating profit	$30.1	$32.6	$(2.5)	(7.7)%
Restructuring and related charges*	$0.9	$2.8	$(1.9)	(67.9)%
Operating margin	18.6%	19.3%
* The restructuring and related charges are included in operating profit and operating margin.
The first quarter 2015 sales decrease of $7.3 million, or 4.3%, reflected a decline in both original equipment manufacturer ("OEM") and aftermarket sales. OEM sales decreased 4.1%, driven primarily by lower shipments to defense related customers. Aftermarket sales decreased 5.9%, driven primarily by the timing of commercial spares shipments and lower retrofit activity. Sales to OEMs and sales to aftermarket customers were 73% and 27%, respectively, of total sales, consistent with the first quarter of the prior year. Operating profit decreased $2.5 million, or 7.7%, in the first quarter of 2015 when compared to the same period in the prior year, driven primarily by a $3.4 million impact from lower volumes and unfavorable product mix, partially offset by a $1.9 million decrease in restructuring and related charges.
The Aerospace & Electronics segment backlog was $446 million at March 31, 2015, compared with $422 million at December 31, 2014 and $398 million at March 31, 2014.
Engineered Materials

	First Quarter		Change
(dollars in millions)	2015	2014
Sales	$69.7	$67.9	$1.8	2.6%
Operating profit	$14.3	$10.8	$3.5	32.2%
Operating margin	20.5%	15.9%

First quarter 2015 sales of $69.7 million increased $1.8 million, or 2.6%, reflecting higher sales to our recreation vehicle ("RV") and building products customers, partially offset by lower sales to our transportation related customers. We experienced a $2.8 million, or 7.7%, increase in sales to RV manufacturers reflecting higher industry build rates. Sales to our building product customers increased $0.6 million, or 3.3%. Transportation-related sales decreased $1.8 million, or 16.4%, reflecting lower floor and composite wall sales. Operating profit in the first quarter of 2015 increased $3.5 million, or 32.2%, primarily as a result of the impact of higher sales, strong productivity gains and lower raw material costs.
The Engineered Materials segment backlog was $19 million at March 31, 2015, compared with $17 million at December 31, 2014 and March 31, 2014.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At March 31, 2015, Notes with a principal amount of $127 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes. The Company's revolving credit facility serves as a liquidity backstop for its borrowings under the CP Program.
Our current cash balance of $297 million, together with cash we expect to generate from future operations and the $373 million available under our CP Program is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $127 million outstanding under our CP Program. There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $600 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $76 million related to environmental remediation costs projected through 2022 related to our Goodyear Site and a $6.5 million liability related to environmental remediation costs at our Roseland Site.
Our cash totaled $297 million as of March 31, 2015. Substantially all of this amount is held by our non-U.S. subsidiaries and is subject to additional tax upon repatriation to the U.S. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash used for operating activities was $11.6 million in the first three months of 2015, compared to $18.9 million during the same period last year.  The improvement resulted primarily from lower working capital requirements and lower net asbestos-related payments. Net asbestos-related payments in the first three months of 2015 and 2014 were $10.7 million and $12.9 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $59 million, and contributions to our defined benefit plans of approximately $17 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $8.8 million in the first three months of 2015, compared to cash used for investing activities of $9.2 million in the comparable period of 2014. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2015, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $9.9 million during the first three months of 2015 compared to cash provided by financing activities of $9.3 million during the first three months of 2014. The higher levels of cash used for financial activities was primarily due to cash used for open market share repurchases (we repurchased 398,095 shares of our common stock at a cost of $25 million in the first quarter of 2015), partially offset by higher net short-term borrowings.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 2 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2014. There has been no significant change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) As previously disclosed in our 2014 Form 10-K, we inadvertently failed to timely file a registration statement on Form S-8 with the Securities and Exchange Commission (“SEC”) regarding the issuance of shares of our common stock pursuant to the Crane Co. 2013 Stock Incentive Plan (the “Plan”), which was approved by shareholders on April 22, 2013. Following discovery of this failure to file, on March 3, 2015, we filed a registration statement on Form S-8 with the SEC to register shares issuable pursuant to the Plan. During the first quarter of 2015 and prior to the filing of the registration statement on Form S-8, a total of 7,898 shares of our common stock were issued upon exercise of stock options granted pursuant to the Plan, and a total of 30,792 shares of our common stock were issued pursuant to the Plan upon the vesting of restricted share units granted thereunder and without any cash consideration being paid, in each instance without registration. We believe that any potential liability resulting from the failure to timely register shares of common stock issuable pursuant to the Plan is not material to our financial condition or results of operations.

(b) Not applicable

(c) The following table summarizes our share repurchases during the three months ended March 31, 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	100,446	$59.71	—	—
February 1-28	297,649	$63.81	—	—
March 1-31	—	—	—	—
Total January 1 — March 31, 2015	398,095	$62.78	—	—

The table above only includes the open-market repurchases of our common stock during the three months ended March 31, 2015. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 7, 2015	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 7, 2015		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.