Form 10-Q
period 2015-06-30
CRANE CO /DE/
filed 2015-08-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2015
Common stock, $1.00 Par Value – 58,049,857 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$711.2	$750.1	$1,390.0	$1,466.9
Operating costs and expenses:
Cost of sales	470.7	488.0	912.8	950.8
Selling, general and administrative	141.7	159.2	290.3	317.1
Restructuring charges	6.8	3.3	7.3	13.3
Acquisition integration related charges	1.8	2.0	3.4	6.8
Operating profit	90.2	97.6	176.2	179.0
Other income (expense):
Interest income	0.5	0.4	1.0	0.8
Interest expense	(9.5)	(9.8)	(19.4)	(19.6)
Miscellaneous - net	0.4	(1.5)	—	(1.7)
	(8.6)	(10.9)	(18.4)	(20.5)
Income before income taxes	81.5	86.7	157.8	158.4
Provision for income taxes	25.7	26.8	50.6	49.6
Net income before allocation to noncontrolling interests	55.9	59.9	107.2	108.8
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.2	0.4	0.4
Net income attributable to common shareholders	$55.8	$59.7	$106.8	$108.4
Earnings per basic share	$0.96	$1.01	$1.84	$1.85
Earnings per diluted share	$0.95	$1.00	$1.82	$1.82
Average basic shares outstanding	58.0	58.9	58.0	58.7
Average diluted shares outstanding	58.8	59.8	58.8	59.7
Dividends per share	$0.33	$0.30	$0.66	$0.60

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income before allocation to noncontrolling interests	$55.9	$59.9	$107.2	$108.8
Other comprehensive (loss) income, net of tax
Currency translation adjustment	26.7	11.9	(44.2)	9.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.9	0.8	3.9	2.3
Other comprehensive (loss) income	28.6	12.7	(40.3)	11.7
Comprehensive income before allocation to noncontrolling interests	84.5	72.6	66.9	120.4
Less: Noncontrolling interests in comprehensive (loss) income	0.2	0.3	0.3	0.4
Comprehensive income attributable to common shareholders	$84.3	$72.3	$66.6	$120.0
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$326.3	$346.3
Accounts receivable, net	432.0	410.9
Current insurance receivable - asbestos	20.5	20.5
Inventories, net:
Finished goods	116.1	111.8
Finished parts and subassemblies	45.0	42.5
Work in process	61.7	53.2
Raw materials	165.1	162.2
Inventories, net	387.9	369.7
Current deferred tax asset	37.6	33.0
Other current assets	20.1	14.8
Total current assets	1,224.4	1,195.2
Property, plant and equipment:
Cost	818.1	824.9
Less: accumulated depreciation	535.0	534.7
Property, plant and equipment, net	283.1	290.3
Long-term insurance receivable - asbestos	119.8	126.8
Long-term deferred tax assets	180.4	196.2
Other assets	101.0	97.6
Intangible assets, net	336.0	353.5
Goodwill	1,183.4	1,191.3
Total assets	$3,428.1	$3,450.8
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Short-term borrowings	$122.7	$100.8
Accounts payable	211.9	228.8
Current asbestos liability	79.0	79.0
Accrued liabilities	228.8	225.8
U.S. and foreign taxes on income	13.4	5.6
Total current liabilities	655.8	640.0
Long-term debt	749.2	749.2
Accrued pension and postretirement benefits	264.5	278.3
Long-term deferred tax liability	42.9	46.3
Long-term asbestos liability	502.8	534.5
Other liabilities	121.1	131.9
Total liabilities	2,336.3	2,380.2
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	253.3	249.2
Retained earnings	1,590.5	1,522.0
Accumulated other comprehensive loss	(339.0)	(298.8)
Treasury stock	(496.5)	(485.1)
Total shareholders’ equity	1,080.7	1,059.8
Noncontrolling interests	11.1	10.8
Total equity	1,091.8	1,070.6
Total liabilities and equity	$3,428.1	$3,450.8

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,384,599)	(14,304,348)
Common stock outstanding	58,041,540	58,121,791
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income attributable to common shareholders	$106.8	$108.4
Noncontrolling interests in subsidiaries’ earnings	0.4	0.4
Net income before allocation to noncontrolling interests	107.2	108.8
Restructuring - Non Cash	1.4	1.0
Depreciation and amortization	33.9	39.9
Stock-based compensation expense	10.8	10.6
Defined benefit plans and postretirement (benefit) expense	(3.6)	(5.9)
Deferred income taxes	8.0	10.6
Cash used for operating working capital	(54.7)	(54.4)
Defined benefit plans and postretirement contributions	(8.2)	(13.0)
Environmental payments, net of reimbursements	(7.6)	(4.7)
Asbestos related payments, net of insurance recoveries	(24.8)	(30.8)
Other	(16.4)	(16.9)
Total provided by operating activities	46.0	45.3
Investing activities:
Capital expenditures	(20.1)	(20.7)
Proceeds from disposition of capital assets	1.9	1.1
Proceeds from divestiture	—	2.1
Proceeds from acquisition	—	6.1
Total used for investing activities	(18.2)	(11.4)
Financing activities:
Dividends paid	(38.3)	(35.3)
Reacquisition of shares on open market	(25.0)	—
Stock options exercised - net of shares reacquired	7.0	7.8
Excess tax benefit (shortfall) from stock-based compensation	(0.2)	7.5
Proceeds from (repayment of) credit facility	(100.0)	28.0
Proceeds from issuance (repayment) of commercial paper	121.9	—
Total provided by (used for) financing activities	(34.6)	8.0
Effect of exchange rates on cash and cash equivalents	(13.3)	1.7
Increase (Decrease) in cash and cash equivalents	(20.0)	43.5
Cash and cash equivalents at beginning of period	346.3	270.6
Cash and cash equivalents at end of period	$326.3	$314.2
Detail of cash used for working capital:
Accounts receivable	$(27.8)	$(26.3)
Inventories	(24.4)	(32.2)
Other current assets	(5.4)	(1.0)
Accounts payable	(13.9)	5.1
Accrued liabilities	8.1	(4.7)
U.S. and foreign taxes on income	8.7	4.7
Total	$(54.7)	$(54.4)
Supplemental disclosure of cash flow information:
Interest paid	$19.3	$19.8
Income taxes paid	$23.6	$26.9
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
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB agreed to a one-year deferral of the effective date; the new standard is now effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the new revenue standard is permitted, however, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the impact of adopting this new accounting standard on its financial statements, as well as its plans for the timing and means of adoption.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2015	2014	2015	2014
Net sales
Fluid Handling	$291.8	$324.5	$567.3	$635.4
Payment & Merchandising Technologies	186.5	184.6	358.4	353.7
Aerospace & Electronics	167.1	177.6	328.7	346.5
Engineered Materials	65.8	63.4	135.5	131.4
Total	$711.2	$750.1	$1,390.0	$1,466.9
Operating profit (loss)
Fluid Handling	$32.5	$52.2	$66.8	$96.7
Payment & Merchandising Technologies	26.1	18.6	47.3	26.1
Aerospace & Electronics	31.7	35.9	61.7	68.4
Engineered Materials	12.2	9.8	26.4	20.6
Corporate [a]	(12.3)	(18.9)	(26.1)	(32.8)
Total	90.2	97.6	176.2	179.0
Interest income	0.5	0.4	1.0	0.8
Interest expense	(9.5)	(9.8)	(19.4)	(19.6)
Miscellaneous - net	0.4	(1.5)	—	(1.7)
Income before income taxes	$81.5	$86.7	$157.8	$158.4

a Includes a $6.5 million charge related to the settlement of an environmental lawsuit recorded in the three and six months ended June 30, 2014

	As of
	June 30,	December 31,
(in millions)	2015	2014
Assets
Fluid Handling	$917.9	$963.2
Payment & Merchandising Technologies	1,223.1	1,210.1
Aerospace & Electronics	525.9	512.1
Engineered Materials	235.1	229.1
Corporate	526.1	536.3
Total	$3,428.1	$3,450.8

	As of
	June 30,	December 31,
(in millions)	2015	2014
Goodwill
Fluid Handling	$222.4	$227.3
Payment & Merchandising Technologies	586.8	589.9
Aerospace & Electronics	202.7	202.7
Engineered Materials	171.5	171.5
Total	$1,183.4	$1,191.3
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to common shareholders	$55.8	$59.7	$106.8	$108.4

Average basic shares outstanding	58.0	58.9	58.0	58.7
Effect of dilutive stock options	0.8	1.0	0.8	1.0
Average diluted shares outstanding	58.8	59.8	58.8	59.7

Earnings per basic share	$0.96	$1.01	$1.84	$1.85
Earnings per diluted share	$0.95	$1.00	$1.82	$1.82

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.3 million and 0.6 million average options were excluded for the second quarter of 2015 and 2014, respectively, and 1.0 million and 0.5 million average options for the first half of 2015 and 2014, respectively).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income
A summary of the changes in equity for the six months ended June 30, 2015 and 2014 is provided below:

	Six Months Ended June 30,
	2015			2014
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,059.8	$10.8	$1,070.6	$1,204.3	$10.4	$1,214.7
Dividends	(38.3)	—	(38.3)	(35.3)	—	(35.3)
Reacquisition on open market	(25.0)	—	(25.0)	—	—	—
Exercise of stock options, net of shares reacquired	7.0	—	7.0	7.8	—	7.8
Stock compensation expense	10.8	—	10.8	10.6	—	10.6
Excess tax benefit (shortfall) from stock based compensation	(0.2)	—	(0.2)	7.5	—	7.5
Net income	106.8	0.4	107.2	108.4	0.4	108.8
Other comprehensive income (loss)	(40.2)	(0.1)	(40.3)	11.6	—	11.7
Comprehensive income	66.6	0.3	66.9	120.0	0.4	120.4
Balance, end of period	$1,080.7	$11.1	$1,091.8	$1,314.9	$10.8	$1,325.7
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2014	$(257.8)	$(40.9)	$(298.8)
Other comprehensive income (loss) before reclassifications	—	(44.1)	(44.1)
Amounts reclassified from accumulated other comprehensive income	3.9	—	3.9
Net current-period other comprehensive income (loss)	3.9	(44.1)	(40.2)
Balance as of June 30, 2015	$(253.9)	$(85.0)	$(339.0)

* Net of tax benefit of $112.7 million and $114.4 million for June 30, 2015 and December 31, 2014, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended June 30, 2015 and 2014.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended June 30,
	2015	2014
Amortization of defined benefit pension items:
Prior-service costs	$(0.2)	$0.03
$(0.3) and $.04 has been recorded within Cost of Sales for the three months ended June 30, 2015 and 2014, respectively, and $0.1 and ($.01) has been recorded within General & Administrative for the three months ended June 30, 2015 and 2014, respectively

Net loss (gain)	3.1	1.3
$4.2 and $1.7 has been recorded within Cost of Sales for the three months ended June 30, 2015 and 2014, respectively, and ($1.1) and ($0.4) has been recorded within General & Administrative for the three months ended June 30, 2015 and 2014, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.1)	(0.1)	Recorded within Selling, General & Administrative
	$2.7	$1.2	Total before tax
	0.8	0.4	Tax benefit
Total reclassifications for the period	$1.9	$0.8	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the six month periods ended June 30, 2015 and 2014.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2015	2014
Amortization of defined benefit pension items:
Prior-service costs	$(0.1)	$0.1
$(0.2) and $0.1 has been recorded within Cost of Sales for the six months ended June 30, 2015 and 2014, respectively, and $0.1 and $0 has been recorded within General & Administrative for the six months ended June 30, 2015 and 2014, respectively

Net loss (gain)	6.2	2.5
$8.4 and $3.4 has been recorded within Cost of Sales for the six months ended June 30, 2015 and 2014, respectively, and ($2.2) and ($0.9) has been recorded within General & Administrative for the six months ended June 30, 2015 and 2014, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.3)	(0.1)	Recorded within Selling, General & Administrative
	$5.7	$2.4	Total before tax
	1.8	—	Tax benefit
Total reclassifications for the period	$3.9	$2.3	Net of tax

Note 5 - Acquisitions
On December 11, 2013, the Company completed the acquisition of MEI Conlux Holdings (U.S.), inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, "MEI"), a leading provider of payment solutions for unattended transaction systems, serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and has been integrated into the Company's Crane Payment Innovations business within its Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering and will allow the Company to strengthen its global position in all sectors of the end market, as described above. Goodwill from this acquisition is not deductible for tax purposes.
To finance the cash consideration for the MEI acquisition, the Company issued $250 million of 2.75% Senior Notes due 2018 and $300 million of 4.45% Senior Notes due 2023. For the remainder of the cash consideration, the Company utilized cash and cash equivalents generated from operating activities.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended June 30, 2015, the Company recorded $1.8 million of acquisition integration related charges. For the three months ended June 30, 2014, the Company recorded $2.0 million of acquisition integration related charges and $1.6 million of restructuring costs. For the six months ended June 30, 2015, the Company recorded $3.4 million of acquisition integration related charges and $0.2 million of restructuring costs. For the six months ended June 30, 2014, the Company recorded $6.8 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization and $5.6 million of restructuring costs. See additional discussion in Note 14.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2015, the Company had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$1,191.3	$1,249.3
Disposals	—	(0.8)
Adjustments to purchase price allocations	—	(13.9)
Currency translation and other	(7.9)	(43.3)
Balance at end of period	$1,183.4	$1,191.3
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
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period, net of accumulated amortization	$353.5	$408.9
Amortization expense	(16.0)	(37.9)
Currency translation and other	(1.5)	(17.6)
Balance at end of period, net of accumulated amortization	$336.0	$353.5
As of June 30, 2015, the Company had $336.0 million of net intangible assets, of which $27.8 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		June 30, 2015			December 31, 2014
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$89.8	$51.1	$38.7	$91.3	$50.4	$40.9
Customer relationships and backlog	15.5	400.9	123.6	277.3	402.6	112.5	290.1
Drawings	37.9	11.1	10.1	1.0	11.1	10.1	1.1
Other	12.9	62.9	43.9	19.0	63.2	41.8	21.4
Total	15.8	$564.7	$228.7	$336.0	$568.2	$214.8	$353.5
Amortization expense for these intangible assets is currently estimated to be approximately $15.9 million in total for the remainder of 2015, $30.7 million in 2016, $29.7 million in 2017, $27.0 million in 2018, $24.4 million in 2019 and $180.5 million in 2020 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	June 30, 2015	December 31, 2014
(in millions)
Employee related expenses	$86.2	$81.4
Warranty	15.4	15.5
Other	127.2	128.8
Total	$228.8	$225.8
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$15.5	$18.9
Expense	6.0	13.3
Changes due to acquisitions/divestitures	—	(0.1)
Payments / deductions	(6.2)	(16.4)
Currency translation	0.1	(0.2)
Balance at end of period	$15.4	$15.5

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2015, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2015	2014	2015	2014	2014
Beginning claims	44,587	50,899	47,507	51,490	51,490
New claims	658	662	1,291	1,342	2,743
Settlements	(313)	(251)	(521)	(554)	(992)
Dismissals	(2,880)	(1,540)	(6,225)	(2,508)	(5,734)
Ending claims	42,052	49,770	42,052	49,770	47,507

Of the 42,052 pending claims as of June 30, 2015, approximately 18,600 claims were pending in New York, approximately 5,800 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 300 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments.  The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial.  Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants have opposed. By order dated May 20, 2015, the Supreme Court of Pennsylvania is holding, but not acting on, the plaintiffs' petition pending the outcome of another appeal in which the Company is not a party.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company has appealed to the New York Court of Appeals. The parties' briefing has concluded and oral argument may be heard in 2015.
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
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied.  The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The parties' briefing has concluded and oral argument may be heard in 2015.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, and the California Supreme Court denied review of this ruling. The Court of Appeal reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending. The argument of that second appeal is set for July 21, 2015.
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial.   The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law.  These motions were denied.  The Company has appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court's ruling. The Company's motion for reconsideration was denied, and it is seeking review before the Supreme Court of Pennsylvania.
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
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth  claim.  The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Post-trial motions were denied, and the court entered judgment in the amount of $1.7 million. On June 12, 2015, the Appellate Division, Fourth Department, affirmed the trial court's ruling denying the Company's motion for summary judgment. The Company is seeking reargument of that ruling. The Company is pursuing a further appeal of the trial court rulings and judgment.
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
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered an $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million.  The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs, and it will pursue additional issues through post-trial motions when, if ever, judgment is entered against the Company. The Company plans to pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2015 and 2014 totaled $37.8 million and $45.0 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2015 and 2014 totaled $24.8 million and $30.8 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2015	2014	2015	2014	2014
Settlement / indemnity costs incurred (1)	$8.9	$7.6	$16.7	$15.2	$25.3
Defense costs incurred (1)	10.6	16.9	21.1	29.7	55.9
Total costs incurred	$19.5	$24.4	$37.8	$45.0	$81.1

Settlement / indemnity payments	$5.6	$5.6	$11.1	$12.4	$27.3
Defense payments	12.5	16.0	20.6	27.4	57.7
Insurance receipts	(4.0)	(3.8)	(6.9)	(9.0)	(23.8)
Pre-tax cash payments	$14.1	$17.8	$24.8	$30.8	$61.3

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2015, the Company has resolved (by settlement or dismissal) approximately 114,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $441 million, for an average settlement cost per resolved claim of approximately $3,900. The average settlement cost per claim resolved during the years ended December 31, 2014, 2013 and 2012 was $3,800, $3,300 and $6,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through June 30, 2015, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2015. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $582 million as of June 30, 2015. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2015 was $79 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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

In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $140 million as of June 30, 2015.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2015 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New jersey ("Roseland Site"), each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $72.0 million as of June 30, 2015, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $15.5 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2015, the Company has recorded a receivable of $15.5 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Roseland Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of the Company in 1985 when the Company acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. In 2009, at the request of the New Jersey Department of Environmental Protection (“NJDEP”), the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding the Roseland Site to determine if any contaminants (volatile organic compound vapors from groundwater) from the Roseland Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJDEP's recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners, and the tenants in one of those homes, filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 138 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Roseland Site. The plaintiffs in these cases amended their complaints to assert claims under New Jersey's Environmental Rights Act for the Company's alleged failure to properly report its waste discharge practices in the late 1960s and early 1970s, and for natural resource damages. In late December 2013, the plaintiffs moved to have a class of 139 homeowners certified, and the motion was granted in early February 2014. At the same time the Court also entered partial summary judgment on liability for the three homes where the Company had installed vapor mitigation equipment. The Company reached an agreement to settle all current claims with the class and individual plaintiffs for a one-time payment of $6.5 million. This agreement was approved by the Court on July 23, 2014 and the Company completed all obligations required of it to complete the settlement on October 10, 2014. The stipulation of dismissal with prejudice of all claims against the Company was filed on April 6, 2015.

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
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, the Crab Orchard Site was transferred to the United States Fish and Wildlife Service (“FWS”), and about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for the Additional and Uncharacterized Sites Operable Unit (“AUS-OU”) at the Crab Orchard Site, pursuant to an Administrative Order on Consent between GD-OTS and the FWS, the EPA and the Illinois Environmental Protection Agency. The Company is not a party to that agreement, and has not been asked by any agency of the United States Government or the State of Illinois to participate in any investigative or remedial activity relative to the Crab Orchard Site. The Company has been informed that GD-OTS completed a Phase I remedial investigation in 2008, and a Phase II remedial investigation in 2010. Additionally, FWS completed initial human health and baseline ecological risk assessments in 2010, and its revised human health risk assessment and baseline ecological risk assessment were completed in June 2014. In January 2015, GD-OTS submitted a final remedial investigation report, which FWS approved on February 13, 2015. Work on interim deliverables for the feasibility study is reportedly underway, including discussions intended to define preliminary remedial goals. It is unclear when a feasibility study report or final Record of Decision may be issued.

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

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2014
(in millions)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1.2	$1.3	$—	$—	$2.7	$2.5	$—	$—
Interest cost	9.4	10.2	0.1	0.1	19.0	20.5	0.2	0.2
Expected return on plan assets	(15.4)	(15.7)	—	—	(31.2)	(31.4)	—	—
Amortization of prior service cost	(0.2)	—	(0.1)	(0.1)	(0.1)	0.1	(0.1)	(0.1)
Amortization of net loss (gain)	3.1	1.3	(0.1)	(0.1)	6.2	2.5	(0.3)	(0.1)
Net periodic cost	$(1.9)	$(2.9)	$(0.1)	$—	$(3.4)	$(5.9)	$(0.2)	$—
The Company expects, based on current actuarial calculations, to contribute approximately $17.0 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2015, of which $8.1 million and $0.1 million have been contributed during the first six months of 2015, respectively. The Company contributed $24.5 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2014. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

The Company's quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.

Effective Tax Rates

The Company's effective tax rates are as follows:

	2015	2014
Three months ended June 30,	31.5%	30.9%
Six months ended June 30,	32.1%	31.3%

The Company’s effective tax rates for both the three and six months ended June 30, 2015 are higher than the prior year’s comparable periods primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a lower amount of statutorily non-deductible expenses.
The Company’s effective tax rates for both the three and six months ended June 30, 2015 are lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impact of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities, partially offset by the unfavorable impact of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits

During the three and six months ended June 30, 2015, the Company’s gross unrecognized tax benefits increased by $2.0 million and $1.8 million, respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitation. During the three and six months ended June 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $2.2 million each period, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2015, the Company recognized $0.4 million and $0.7 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its condensed consolidated statement of operations. At June 30, 2015 and December 31, 2014, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s condensed consolidated balance sheets was $5.4 million and $4.7 million, respectively.
During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by $2.3 million due to the expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
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
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. Currently, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2006 through 2012), Hungary (2011), Mexico (2012), and Spain (2010 and 2011).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of June 30, 2015 and December 31, 2014:

(in millions)	June 30, 2015	December 31, 2014
Long-term debt consists of:
2.75% notes due 2018	$250.0	$250.0
4.45% notes due 2023	300.0	300.0
6.55% notes due 2036	199.2	199.3
Total long-term debt	$749.2	$749.2

Short-term borrowings consists of:
Revolving credit facility	$—	$100.0
Commercial paper	121.9	—
Other	0.8	0.8
Total short-term borrowings	$122.7	$100.8

On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At June 30, 2015, Notes with a principal amount of $121.9 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes.
On May 27, 2015, the Company entered into an amendment ("Amendment No. 2") to the Company’s five-year, $500 million Second Amended and Restated Credit Agreement. Amendment No. 2, among other things, (i) extends the maturity date under the Second Amended and Restated Credit Agreement to May 27, 2020 and (ii) amends the facility fee and applicable margins on the revolving loans made pursuant to the Second Amended and Restated Credit Agreement.  Following the effectiveness of Amendment No. 2, at the Company’s current credit rating, the facility fee is reduced by 5 basis points to 0.15% while the applicable margin on revolving loans is is increased by 5 basis points to 0.10% for base rate loans and 1.10% for LIBOR loans.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of June 30, 2015, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $46 million and $216 million as of June 30, 2015 and December 31, 2014, respectively. The settlement of derivative contracts for the three months ended June 30, 2015 and 2014 resulted in net cash outflows of $12.0 million and $2.7 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2015 and December 31, 2014, the Company's receivable position for the foreign exchange contracts was $0.5 million and $31 thousand, respectively. As of June 30, 2015 and December 31, 2014, the Company's payable position for the foreign exchange contracts was $0.4 million and $2.5 million, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$0.5	$—	$0.5	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$0.4	$—	$0.4	$—	$2.5	$—	$2.5
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $796.3 million and $815.2 million at June 30, 2015 and December 31, 2014, respectively.

Note 14 - Restructuring
2015 Repositioning Actions
The Company initiated incremental restructuring activities and recorded pre-tax restructuring charges of $7.0 million in the second quarter of 2015 which includes $5.9 million of severance costs at selected facilities and $1.1 million of non-cash restructuring costs related to an asset write-down. The Company expects these actions to result in workforce reductions of approximately 125 employees, or about 1%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and business segment:

(in millions)	Severance	Asset write-down	Total
Fluid Handling	$5.1	$—	$5.1
Aerospace & Electronics	0.8	—	0.8
Corporate	—	1.1	1.1
	$5.9	$1.1	$7.0

The Company does not expect any further significant costs associated with these actions.
2014 Repositioning Actions

The Company recorded pre-tax restructuring charges of $18.9 million in 2014, which included $18.7 million of severance and other cash-related restructuring costs and $0.2 million of non-cash restructuring costs related to asset write-downs. The $18.7 million of severance and other cash-related restructuring costs included $4.6 million related to the consolidation of a facility in the United Kingdom in the Fluid Handling segment, $7.8 million primarily related to the consolidation of a facility in Europe in the Fluid Handling segment and $6.3 million associated with certain facility consolidation activities in the Aerospace & Electronics segment. The Company expects these repositioning actions to result in workforce reductions of approximately 320 employees, or about 3% of the Company’s global workforce.
During the six months ended June 30, 2015, the Company recorded pre-tax restructuring charges of $0.2 million which included $0.4 million related to severance costs and $0.2 million of a net restructuring gain driven by the sale of assets related to a consolidated facility.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at June 30, 2015
Fluid Handling
Severance	$10.7	$(0.1)	$(5.7)	$4.9
Other	—	—	—	—
Total Fluid Handling	$10.7	$(0.1)	$(5.7)	$4.9

Aerospace & Electronics
Severance	$1.9	$—	$(1.5)	$0.4
Other	0.5	0.5	—	1.0
Total Aerospace & Electronics	$2.4	$0.5	$(1.5)	$1.4
Total Restructuring	$13.1	$0.4	$(7.2)	$6.3
Related to the 2014 repositioning actions, in 2014, the Company recorded $2.6 million and $1.2 million for additional costs incurred as a direct result of the facility consolidations within the Fluid Handling segment and Aerospace & Electronics segments, respectively. During the six months ended June 30, 2015, the Company recorded $2.4 million and $0.1 million within the Fluid Handling segment and Aerospace & Electronics segments, respectively.
The Company does not expect any further significant costs associated with these actions.

Acquisition-Related Restructuring
In 2014, the Company recorded pre-tax restructuring charges of $10.3 million, which included $10.2 million of severance and other cash-related restructuring costs and $0.1 million of non-cash restructuring costs related to asset write-downs related to the December 2013 acquisition of MEI in the Company's Payment & Merchandising Technologies segment. The Company expects these 2014 actions to result in workforce reductions of approximately 240 employees, or less than 2% of the Company’s global workforce.
During the six months ended June 30, 2015, the Company recorded pre-tax restructuring charges of $0.2 million of other cash-related costs related to these actions.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at June 30, 2015
Payment & Merchandising Technologies
Severance	$7.0	$—	$(1.5)	$5.5
Other	—	0.2	(0.2)	—
Total Restructuring	$7.0	$0.2	$(1.7)	$5.5
The Company does not expect any further significant costs associated with these actions.

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
We remain cautious about the global economic outlook and the impact on demand for our products, particularly in our Fluid Handling segment. Specifically, in 2015, we now expect a total Company year-over-year sales decline of approximately 5.5%, based on a 4% to 6% adverse impact from foreign exchange, a 0.5% adverse impact from divestitures and organic sales of -1% to 1%.
In order to better align our cost structure with expected demand and reflecting our continued focus on productivity, in 2014, we undertook certain repositioning actions at our Fluid Handling and Aerospace & Electronics segments. The costs associated with these repositioning actions were $22.7 million in 2014 and are expected to be $4 million to $6 million in 2015. Savings associated with these repositioning actions are estimated to be $10 million in 2015 and to increase to $19 million on an annual basis in 2016. In response to challenges within our current market environment, we initiated incremental restructuring activities and recorded pre-tax restructuring charges of $7.0 million in the second quarter of 2015, primarily related to our Fluid Handling business.
In connection with the acquisition of MEI, we recorded $20.1 million of integration and restructuring costs in 2014, and we expect to incur $6 million to $8 million of integration and restructuring costs in 2015. We realized approximately $10 million of acquisition-related synergies in 2014, and we expect incremental synergies in 2015 of at least $9 million with a $33 million annualized run rate by the end of 2016.
Fluid Handling
In 2015, in our Fluid Handling segment, we expect a sales decline driven primarily by unfavorable foreign currency translation and a decline in core sales and, to a lesser extent, by the impact of a small divestiture. The expected core sales decline is primarily driven by continued weakness across the power, oil & gas, chemical and general industrial end markets for our process valve business. With respect to our commercial valve businesses, we expect modest improvement in the Canadian and Middle East non-residential construction end markets as well as improvement in the municipal markets in the United States. We expect a decline in operating profit, driven by the impact of lower sales and unfavorable foreign exchange, pricing and product mix and restructuring costs, partially offset by productivity and savings from our repositioning initiatives.
Payment & Merchandising Technologies
In 2015, we anticipate Payment & Merchandising Technologies sales to increase slightly, driven by an increase of core sales largely offset by unfavorable foreign currency translation. We expect core sales to increase modestly from higher volume in both the Crane Payment Innovations and Merchandising Systems businesses, partially offset by the impact of the conclusion of a transition services agreement related to a divested product line. We expect an increase in operating profit primarily as a result of the impact of higher core sales, integration synergies and lower integration related costs, partially offset by the impact of unfavorable foreign exchange.
Aerospace & Electronics
In 2015, we expect commercial market conditions in the aerospace industry will remain generally positive. We remain cautiously optimistic about the aerospace aftermarket. Although we expect defense markets to remain relatively flat, we expect our military sales to increase as a result of initial shipments related to a large multi-year contract. Considering all of the foregoing, we expect total segment sales to be slightly higher in 2015. We expect segment operating profit in 2015 to increase, reflecting the impact of the higher sales, improved productivity and savings from repositioning actions.
Engineered Materials
In 2015, we expect the Engineered Materials segment sales to be relatively flat, driven by growth in RV-related applications and a gradual improvement in building products shipments over the course of the year, offset by a decline in sales of our transportation-related products. We expect operating profit to increase driven primarily by productivity initiatives and lower material costs.

Results from Operations – Three Month Periods Ended June 30,
All comparisons below refer to the second quarter 2015 versus the second quarter 2014, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2015	2014	$	%
Net sales	$711.2	$750.1	$(38.9)	(5.2)%
Operating profit	90.2	97.6	(7.4)	(7.6)%
Restructuring and related charges	7.1	3.3	3.8	115.2%
Acquisition integration related charges	1.8	2.0	(0.2)	(10.0)%
Operating margin	12.7%	13.0%
Other income (expense):
Interest income	0.5	0.4	0.1	25.0%
Interest expense	(9.5)	(9.8)	0.3	(3.1)%
Miscellaneous - net	0.4	(1.5)	1.9	(126.7)%
	(8.6)	(10.9)	2.3	(21.1)%
Income before income taxes	81.5	86.7	(5.2)	(6.0)%
Provision for income taxes	25.7	26.8	(1.1)	(4.1)%
Net income before allocation to noncontrolling interests	55.9	59.9	(4.0)	(6.7)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.2	(0.1)	(50.0)%
Net income attributable to common shareholders	$55.8	$59.7	$(3.9)	(6.5)%
Second quarter 2015 sales decreased $38.9 million, or 5.2%, compared to the second quarter of 2014. The decline in sales was driven by unfavorable foreign currency translation of $39.2 million, or 5.2%, and the divestiture impact of Crane Water and the completion of a previously disclosed transition services agreement of $4.3 million, or 0.6%, partially offset by core sales growth of $4.7 million, or 0.6%. Net sales related to operations outside the United States were 38.3% and 42.3% of total net sales for the quarters ended June 30, 2015 and 2014, respectively.
Operating profit was $90.2 million in the second quarter of 2015 compared to $97.6 million in the same period of 2014. The decrease in operating profit reflected decreases in our Fluid Handling and Aerospace & Electronics segments, partially offset by improved performance in our Engineered Materials and Payment & Merchandising Technologies segments and Corporate. Operating profit in the second quarter of 2015 included restructuring and related charges of $7.1 million associated with repositioning actions, as well as integration costs of $1.8 million related to the acquisition of MEI. Operating profit in the second quarter of 2014 included restructuring and related charges of $3.3 million, integration costs of $2.0 million related to the acquisition of MEI and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey. Operating profit margins were 12.7% in the second quarter of 2015, compared to 13.0% in the comparable period in 2014.
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
Our effective tax rate for the three months ended June 30, 2015 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a lower amount of statutorily non-deductible expenses.

Segment Results of Operations Three Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2015	2014
Sales	$291.8	$324.5	$(32.7)	(10.1)%
Operating profit	$32.5	$52.2	$(19.7)	(37.7)%
Restructuring and related charges *	$5.1	$0.4
Operating margin	11.1%	16.1%
* The restructuring and related charges are included in operating profit and operating margin.
Second quarter 2015 sales decreased by $32.7 million from $324.5 million in second quarter 2014 to $291.8 million, reflecting unfavorable foreign currency translation of $25.4 million, or 7.8%, a core sales decrease of $5.2 million, or 1.6%, and the impact of the divestiture of Crane Water of $2.0 million, or 0.6%. The core sales decline was driven primarily by lower sales in our process valve business, with broad based weakness across geographies and end markets. Operating profit in the second quarter of 2015 decreased $19.7 million, or 37.7%, primarily reflecting unfavorable product mix and pricing, a $5.4 million impact from the lower sales, a $4.7 million increase in restructuring and related charges and unfavorable foreign exchange, partially offset by productivity gains.
The Fluid Handling segment backlog was $287 million at June 30, 2015, compared with $311 million at December 31, 2014 and $370 million at June 30, 2014.

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2015	2014
Sales	$186.5	$184.6	$1.9	1.0%
Operating profit	$26.1	$18.6	$7.5	40.3%
Acquisition, integration and restructuring related charges*	$1.8	$2.7
Operating margin	14.0%	10.1%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Second quarter 2015 sales increased $1.9 million, or 1.0%, reflecting a core sales increase of $17.0 million, or 9.2%, partially offset by unfavorable foreign currency translation of $12.9 million, or 7.0%, and the impact of the completion of a previously disclosed transition services agreement related to a divested product line of $2.3 million, or 1.2%. The increase in core sales reflected higher sales in our Crane Payment Innovations and Merchandising Systems business. The sales increase in our Crane Payment Innovations business reflected higher sales in the gaming, retail and transportation end markets, partially offset by lower sales in the financial services end markets. The sales increase in our Merchandising Systems business primarily reflected higher sales to certain large bottler customers and full line operators. Operating profit of $26.1 million increased $7.5 million in the second quarter of 2015 compared to the second quarter of 2014. The operating profit increase was primarily driven by an $11.7 million impact from higher core sales, acquisition synergies and productivity gains, a $0.9 million decrease in acquisition, integration and restructuring related charges, partially offset by unfavorable product mix, pricing and foreign exchange.

The Payment & Merchandising Technologies segment backlog was $61 million at June 30, 2015 compared with $68 million at December 31, 2014 and $70 million at June 30, 2014.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2015	2014
Sales	$167.1	$177.6	$(10.5)	(5.9)%
Operating profit	$31.7	$35.9	$(4.2)	(11.7)%
Restructuring and related charges*	$0.8	$1.3
Operating margin	18.9%	20.2%
* The restructuring and related charges are included in operating profit and operating margin.
The second quarter 2015 sales decrease of $10.5 million, or 5.9%, reflected a decline in both original equipment manufacturer ("OEM") and aftermarket sales. OEM sales decreased 7.0%, driven primarily by lower shipments in our Electronics business. Aftermarket sales decreased 2.7%, driven by lower military sales, partially offset by a slight increase in commercial sales. During the second quarter of 2015, sales to OEMs and sales to aftermarket customers were 73% and 27%, respectively, of total sales, compared to 74% and 26%, respectively, in the same period last year. Operating profit decreased $4.2 million, or 11.7%, in the second quarter of 2015 when compared to the same period in the prior year, driven primarily by lower volumes, partially offset by productivity gains and a decrease in restructuring and related charges.
The Aerospace & Electronics segment backlog was $448 million at June 30, 2015, compared with $422 million at December 31, 2014 and $397 million at June 30, 2014.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2015	2014
Sales	$65.8	$63.4	$2.4	3.8%
Operating profit	$12.2	$9.8	$2.4	24.5%
Operating margin	18.5%	15.4%

Second quarter 2015 sales of $65.8 million increased $2.4 million, or 3.8%, reflecting higher sales to our recreational vehicle ("RV"), building products and transportation related customers. We experienced a $1.3 million, or 4.1%, increase in sales to RV manufacturers reflecting higher industry build rates. Sales to our building product customers increased $0.2 million, or 1.0% and transportation-related sales increased $0.1 million, or 1.3%. Operating profit in the second quarter of 2015 increased $2.4 million, or 24.5%, primarily as a result of strong productivity, leverage on the higher sales, and to a lesser degree, lower material costs.

The Engineered Materials segment backlog was $15 million at June 30, 2015, compared with $17 million at December 31, 2014 and $17 million at June 30, 2014.

Results from Operations – Six Month Periods Ended June 30
All comparisons below refer to the first six months of 2015 versus the first six months of 2014, unless otherwise specified

	Year-to-Date		Change
(dollars in millions)	2015	2014	$	%
Net sales	$1,390.0	$1,466.9	(76.9)	(5.2)%
Operating profit	176.2	179.0	(2.8)	(1.6)%
Restructuring and related charges	9.9	13.3
Acquisition integration related charges	3.4	6.8
Operating margin	12.7%	12.2%
Other income (expense):
Interest income	1.0	0.8	0.2	25.0%
Interest expense	(19.4)	(19.6)	0.2	(1.0)%
Miscellaneous - net	—	(1.7)	1.7	(100.0)%
	(18.4)	(20.5)	2.1	(10.2)%
Income before income taxes	157.8	158.4	(0.6)	(0.4)%
Provision for income taxes	50.6	49.6	1.0	2.0%
Net income before allocation to noncontrolling interests	107.2	108.8	(1.6)	(1.5)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.4	0.4	—	—%
Net income attributable to common shareholders	106.8	108.4	(1.6)	(1.5)%

Year to date 2015 sales decreased $76.9 million, or 5.2%, over the same period in 2014. The decline in sales was driven by unfavorable foreign currency translation of $73.4 million, or 5.0%, and the divestiture impact of Crane Water and the completion of a previously disclosed transition services agreement of $9.4 million, or 0.6%, partially offset by core sales growth of $5.8 million, or 0.4%. Net sales related to operations outside the United States for the six month periods ended June 30, 2015 and 2014 were 38.7% and 42.0% of total net sales, respectively.

Operating profit was $176.2 million in the first six months of 2015, compared to $179.0 million in the comparable period of 2014. The decrease in operating profit reflected decreases in our Fluid Handling and Aerospace & Electronics segments, partially offset by improved performance in our Payment & Merchandising Technologies and Engineered Materials segments and Corporate. Operating profit in the first six months of 2015 included restructuring and related charges of $9.9 million associated with repositioning actions, as well as integration costs of $3.4 million related to the acquisition of MEI. Operating profit in the first six months of 2014 included restructuring and related charges of $13.3 million, integration costs of $6.8 million related to the acquisition of MEI and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey.

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
Our effective tax rate for the six months ended June 30, 2015 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a lower amount of statutorily non-deductible expenses.

Segment Results of Operations Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$567.3	$635.4	$(68.1)	(10.7)%
Operating profit	$66.8	$96.7	$(29.9)	(30.9)%
Restructuring and related charges*	$6.9	$3.6
Operating margin	11.8%	15.2%
* Restructuring and related charges are included in operating profit and operating margin.
Year to date 2015 sales decreased $68.1 million, or 10.7%, including unfavorable foreign currency translation of $47.4 million, or 7.5%, a core sales decrease of $15.3 million, or 2.4%, and the impact of the divestiture of Crane Water of $5.3 million, or 0.8%. The core sales decline was driven primarily by lower sales in our process valve business,with broad based weakness across geographies and end markets. Operating profit in the first six months of 2015 decreased $29.9 million, or 30.9%, primarily reflecting an $11.4 million impact from the lower sales, unfavorable product mix and pricing, a $3.3 million increase in restructuring and related charges and unfavorable foreign exchange, partially offset by productivity gains.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$358.4	$353.7	$4.7	1.3%
Operating profit	$47.3	$26.1	$21.2	81.2%
Acquisition, integration and restructuring related charges*	$3.6	$15.1
Operating margin	13.2%	7.4%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Year to date 2015 sales increased $4.7 million, or 1.3%, reflecting a core sales increase of $33.1 million, or 9.3%, partially offset by unfavorable foreign currency translation of $24.3 million, or 6.9% and the impact of the completion of a previously disclosed transition services agreement related to a divested product line of $4.1 million, or 1.1%. The increase in core sales reflected higher sales in our Crane Payment Innovations and Merchandising Systems business. The sales increase in our Crane Payment Innovations business reflected higher sales in the vending, gaming, retail and transportation end markets, partially offset by lower sales in the financial services vertical market. The sales increase in our Merchandising Systems business primarily reflected higher sales to certain large bottler customers and full line operators. Operating profit of $47.3 million increased $21.2 million in the first six months of 2015 compared to the comparable period in 2014. The operating profit increase was primarily driven by the $21.0 million impact from the higher sales, a $11.5 million decrease in acquisition, integration and restructuring related charges as well as acquisition synergies and productivity initiatives, partially offset by unfavorable product mix and foreign exchange.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$328.7	$346.5	$(17.8)	(5.1)%
Operating profit	$61.7	$68.4	$(6.7)	(9.8)%
Restructuring and related charges*	1.7	4.1
Operating margin	18.8%	19.8%
* Restructuring and related charges are included in operating profit and operating margin.
The year to date 2015 sales decrease of $17.8 million, or 5.1%, reflected a decline in both OEM and aftermarket sales. OEM sales decreased 5.4%, driven primarily by lower shipments in our Electronics business. Aftermarket sales decreased 4.3%, driven primarily by the timing of military spares shipments and lower retrofit activity. Sales to OEMs and sales to aftermarket customers were 73% and 27%, respectively, of total sales, consistent with the same quarter of the prior year. Operating profit decreased $6.7 million, or 9.8%, in the first six months of 2015 when compared to the same period in the prior year, driven primarily by a $7.6 million impact from lower volumes and unfavorable product mix, partially offset by a $2.4 million decrease in restructuring and related charges.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$135.5	$131.4	$4.1	3.1%
Operating profit	$26.4	$20.6	$5.8	28.2%
Operating margin	19.5%	15.7%

Year to date 2015 sales of $135.5 million increased $4.1 million, or 3.1%, reflecting higher sales to our RV, international and building products customers, partially offset by lower sales to our transportation related customers. We experienced a $4.1 million, or 6.0%, increase in sales to our traditional RV manufacturers reflecting higher industry build rates. Sales to our building product customers increased $0.8 million, or 2.1%. Transportation-related sales decreased $1.7 million, or 8.2%, reflecting lower floor and composite wall sales. Operating profit in the first half of 2015 increased $5.8 million, or 28.2%, primarily as a result of strong productivity, leverage on the higher sales and lower material costs.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At June 30, 2015, Notes with a principal amount of $122 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for its borrowings under the CP Program.
On May 27, 2015, we entered into an amendment ("Amendment No. 2") to our five-year, $500 million Second Amended and Restated Credit Agreement. Amendment No. 2, among other things, (i) extends the maturity date under the Second Amended and Restated Credit Agreement to May 27, 2020 and (ii) amends the facility fee and applicable margins on the revolving loans made pursuant to the Second Amended and Restated Credit Agreement.  Following the effectiveness of Amendment No. 2, at our current credit rating, the facility fee is reduced by 5 basis points to 0.15% while the applicable margin on revolving loans is is increased by 5 basis points to 0.10% for base rate loans and 1.10% for LIBOR loans.
Our current cash balance of $326 million, together with cash we expect to generate from future operations and the $378 million available under our CP Program is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $122 million outstanding under our CP Program. There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $582 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $72 million related to environmental remediation costs projected through 2022 related to our Goodyear Site and a $3 million liability related to environmental remediation costs at our Roseland Site.
As of June 30, 2015, our non-U.S. subsidiaries held approximately $305 million of cash, which would be subject to additional tax upon repatriation to the United States. Our intent is to permanently reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $46.0 million in the first six months of 2015, compared to $45.3 million during the same period last year.  The slight improvement resulted primarily from lower defined benefit plan and postretirement contributions and lower net asbestos-related payments, partially offset by higher environmental payments. Net asbestos-related payments in the first six months of 2015 and 2014 were $24.8 million and $30.8 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $59 million, and contributions to our defined benefit plans of approximately $17 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $18.2 million in the first six months of 2015, compared to cash used for investing activities of $11.4 million in the comparable period of 2014. The increase in cash used for investing activities was primarily due to the absence of proceeds from a purchase price adjustment related to the acquisition of MEI and the divestiture of a small business. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $45 million in 2015, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.

Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $34.6 million during the first six months of 2015 compared to cash provided by financing activities of $8.0 million during the first six months of 2014. The higher levels of cash used for financial activities was primarily due to cash used for open market share repurchases (we repurchased 398,095 shares of our common stock at a cost of $25 million in the first six months of 2015), partially offset by higher net short-term borrowings.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 6. Exhibits

Exhibit 10.1
Amendment No. 2, dated as of May 27, 2015, to Second Amended and Restated Credit Agreement, dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2015).

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2015. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 4, 2015	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 4, 2015		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 10.1
Amendment No. 2, dated as of May 27, 2015, to Second Amended and Restated Credit Agreement, dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2015).

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.