Form 10-Q
period 2015-09-30
CRANE CO /DE/
filed 2015-11-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2015
Common stock, $1.00 Par Value – 58,064,422 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$669.9	$727.4	$2,060.0	$2,194.3
Operating costs and expenses:
Cost of sales	431.7	476.3	1,344.6	1,427.1
Selling, general and administrative	141.4	144.4	431.7	461.5
Environmental provision	—	55.8	—	55.8
Restructuring charges	1.4	2.2	8.7	15.5
Acquisition integration related charges	2.2	1.0	5.6	7.7
Operating profit	93.2	47.7	269.4	226.7
Other income (expense):
Interest income	0.5	0.4	1.4	1.1
Interest expense	(9.1)	(9.6)	(28.5)	(29.1)
Miscellaneous - net	(0.3)	0.3	(0.2)	(1.4)
	(8.9)	(8.8)	(27.3)	(29.4)
Income before income taxes	84.3	38.9	242.1	197.3
Provision for income taxes	27.1	10.7	77.7	60.3
Net income before allocation to noncontrolling interests	57.2	28.2	164.4	137.0
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.1	0.7	0.5
Net income attributable to common shareholders	$56.9	$28.1	$163.7	$136.5
Earnings per basic share	$0.98	$0.48	$2.82	$2.32
Earnings per diluted share	$0.97	$0.47	$2.78	$2.28
Average basic shares outstanding	58.1	59.0	58.0	58.8
Average diluted shares outstanding	58.8	59.9	58.8	59.7
Dividends per share	$0.33	$0.33	$0.99	$0.93

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income before allocation to noncontrolling interests	$57.2	$28.2	$164.4	$137.0
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(26.7)	(70.2)	(70.9)	(60.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.1	0.9	6.0	3.2
Other comprehensive loss	(24.6)	(69.3)	(64.9)	(57.6)
Comprehensive income before allocation to noncontrolling interests	32.6	(41.1)	99.5	79.4
Less: Noncontrolling interests in comprehensive (loss) income	—	—	0.3	0.4
Comprehensive income (loss) attributable to common shareholders	$32.6	$(41.1)	$99.2	$78.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$335.2	$346.3
Accounts receivable, net	430.1	410.9
Current insurance receivable - asbestos	20.5	20.5
Inventories, net:
Finished goods	112.5	111.8
Finished parts and subassemblies	47.9	42.5
Work in process	72.5	53.2
Raw materials	168.7	162.2
Inventories, net	401.6	369.7
Current deferred tax asset	33.6	33.0
Other current assets	19.3	14.8
Total current assets	1,240.3	1,195.2
Property, plant and equipment:
Cost	816.6	824.9
Less: accumulated depreciation	536.5	534.7
Property, plant and equipment, net	280.1	290.3
Long-term insurance receivable - asbestos	113.1	126.8
Long-term deferred tax assets	166.8	196.2
Other assets	99.8	97.6
Intangible assets, net	327.0	353.5
Goodwill	1,175.6	1,191.3
Total assets	$3,402.7	$3,450.8
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2015	December 31, 2014
Liabilities and equity
Current liabilities:
Short-term borrowings	$97.7	$100.8
Accounts payable	221.0	228.8
Current asbestos liability	79.0	79.0
Accrued liabilities	242.5	225.8
U.S. and foreign taxes on income	12.1	5.6
Total current liabilities	652.3	640.0
Long-term debt	749.2	749.2
Accrued pension and postretirement benefits	247.2	278.3
Long-term deferred tax liability	41.6	46.3
Long-term asbestos liability	484.7	534.5
Other liabilities	117.3	131.9
Total liabilities	2,292.3	2,380.2
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	257.9	249.2
Retained earnings	1,628.3	1,522.0
Accumulated other comprehensive loss	(363.4)	(298.8)
Treasury stock	(495.9)	(485.1)
Total shareholders’ equity	1,099.3	1,059.8
Noncontrolling interests	11.1	10.8
Total equity	1,110.4	1,070.6
Total liabilities and equity	$3,402.7	$3,450.8

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,368,342)	(14,304,348)
Common stock outstanding	58,057,797	58,121,791
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities:
Net income attributable to common shareholders	$163.7	$136.5
Noncontrolling interests in subsidiaries’ earnings	0.7	0.5
Net income before allocation to noncontrolling interests	164.4	137.0
Environmental provision	—	55.8
Restructuring - Non Cash	1.5	1.0
Depreciation and amortization	49.9	58.0
Stock-based compensation expense	15.8	15.9
Defined benefit plans and postretirement expense	(9.7)	(8.8)
Deferred income taxes	23.4	3.7
Cash used for operating working capital	(46.6)	(47.3)
Defined benefit plans and postretirement contributions	(15.4)	(22.7)
Environmental payments, net of reimbursements	(13.6)	(8.6)
Asbestos related payments, net of insurance recoveries	(36.2)	(46.2)
Other	(17.8)	(24.3)
Total provided by operating activities	115.7	113.4
Investing activities:
Capital expenditures	(28.2)	(32.2)
Proceeds from disposition of capital assets	1.9	5.0
Proceeds from divestiture	—	2.1
Proceeds from acquisition	—	6.1
Total used for investing activities	(26.4)	(19.0)
Financing activities:
Dividends paid	(57.4)	(54.8)
Reacquisition of shares on open market	(25.0)	—
Stock options exercised - net of shares reacquired	7.3	8.7
Excess tax benefit (shortfall) from stock-based compensation	(0.2)	7.9
Repayment of credit facility	(100.0)	(11.0)
Proceeds from issuance of commercial paper	97.0	—
Total used for financing activities	(78.3)	(49.1)
Effect of exchange rates on cash and cash equivalents	(22.1)	(14.3)
Increase (Decrease) in cash and cash equivalents	(11.1)	31.1
Cash and cash equivalents at beginning of period	346.3	270.6
Cash and cash equivalents at end of period	$335.2	$301.7
Detail of cash used for working capital:
Accounts receivable	$(32.3)	$(7.6)
Inventories	(44.3)	(50.5)
Other current assets	(4.8)	(0.4)
Accounts payable	(1.5)	(1.2)
Accrued liabilities	26.8	(2.4)
U.S. and foreign taxes on income	9.5	14.8
Total	$(46.6)	$(47.3)
Supplemental disclosure of cash flow information:
Interest paid	$20.1	$21.1
Income taxes paid	$34.6	$34.0
See Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the amended guidance to have a material impact on its financial statements.
In July 2015, the FASB issued amended guidance, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting standard on its financial statements.
In April 2015, FASB issued amended guidance to simplify the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2015	2014	2015	2014
Net sales
Fluid Handling	$264.7	$314.5	$832.2	$949.8
Payment & Merchandising Technologies	170.6	181.1	529.0	534.8
Aerospace & Electronics	171.7	167.2	500.4	513.7
Engineered Materials	62.9	64.7	198.4	196.1
Total	$669.9	$727.4	$2,060.0	$2,194.3
Operating profit (loss)
Fluid Handling	$29.4	$48.1	$96.2	$144.8
Payment & Merchandising Technologies	25.2	25.1	72.5	51.2
Aerospace & Electronics	36.5	29.9	98.2	98.3
Engineered Materials	12.5	9.0	39.0	29.6
Corporate [a]	(10.4)	(8.6)	(36.5)	(41.5)
Environmental provision [b]	—	(55.8)	—	(55.8)
Total	93.2	47.7	269.4	226.7
Interest income	0.5	0.4	1.4	1.1
Interest expense	(9.1)	(9.6)	(28.5)	(29.1)
Miscellaneous - net	(0.3)	0.3	(0.2)	(1.4)
Income before income taxes	$84.3	$38.9	$242.1	$197.3

a Includes a $6.5 million charge related to the settlement of an environmental lawsuit recorded in the nine months ended September 30, 2014.
b Includes a $49.0 million charge related to an increase in the Company's liability expected at its Goodyear, AZ Superfund Site and a $6.8 million charge for expected remediation costs associated with a previously disclosed environmental site in Roseland, NJ.

	As of
	September 30,	December 31,
(in millions)	2015	2014
Assets
Fluid Handling	$917.4	$963.2
Payment & Merchandising Technologies	1,206.5	1,210.1
Aerospace & Electronics	545.9	512.1
Engineered Materials	235.6	229.1
Corporate	497.3	536.3
Total	$3,402.7	$3,450.8

	As of
	September 30,	December 31,
(in millions)	2015	2014
Goodwill
Fluid Handling	$221.1	$227.3
Payment & Merchandising Technologies	580.4	589.9
Aerospace & Electronics	202.6	202.7
Engineered Materials	171.5	171.5
Total	$1,175.6	$1,191.3
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to common shareholders	$56.9	$28.1	$163.7	$136.5

Average basic shares outstanding	58.1	59.0	58.0	58.8
Effect of dilutive stock options	0.7	0.9	0.8	1.0
Average diluted shares outstanding	58.8	59.9	58.8	59.7

Earnings per basic share	$0.98	$0.48	$2.82	$2.32
Earnings per diluted share	$0.97	$0.47	$2.78	$2.28

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.3 million and 0.6 million average options were excluded for the third quarter of 2015 and 2014, respectively, and 1.1 million and 0.5 million average options for the first nine months of 2015 and 2014, respectively).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income
A summary of the changes in equity for the nine months ended September 30, 2015 and 2014 is provided below:

	Nine Months Ended September 30,
	2015			2014
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,059.8	$10.8	$1,070.6	$1,204.3	$10.4	$1,214.7
Dividends	(57.4)	—	(57.4)	(54.8)	—	(54.8)
Reacquisition on open market	(25.0)	—	(25.0)	—	—	—
Exercise of stock options, net of shares reacquired	7.3	—	7.3	8.7	—	8.7
Stock compensation expense	15.7	—	15.7	15.9	—	15.9
Excess tax benefit (shortfall) from stock based compensation	(0.2)	—	(0.2)	7.9	—	7.9
Net income	163.7	0.7	164.4	136.5	0.5	137.0
Other comprehensive loss	(64.5)	(0.4)	(64.9)	(57.5)	(0.1)	(57.6)
Comprehensive income	99.2	0.3	99.5	78.9	0.4	79.4
Balance, end of period	$1,099.3	$11.1	$1,110.4	$1,261.1	$10.8	$1,271.8
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2014	$(257.8)	$(40.9)	$(298.8)
Other comprehensive loss before reclassifications	—	(70.5)	(70.5)
Amounts reclassified from accumulated other comprehensive income	6.0	—	6.0
Net current-period other comprehensive income (loss)	6.0	(70.5)	(64.5)
Balance as of September 30, 2015	$(251.8)	$(111.4)	$(363.4)

* Net of tax benefit of $111.7 million and $114.4 million for September 30, 2015 and December 31, 2014, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended September 30, 2015 and 2014.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended September 30,
	2015	2014
Amortization of defined benefit pension items:
Prior-service costs	$(0.1)	$0.03
$(0.1) and $.04 has been recorded within Cost of Sales for the three months ended September 30, 2015 and 2014, respectively, and $0.03 and ($.01) has been recorded within General & Administrative for the three months ended September 30, 2015 and 2014, respectively

Net gain	3.1	1.3
$4.2 and $1.7 has been recorded within Cost of Sales for the three months ended September 30, 2015 and 2014, respectively, and ($1.1) and ($0.4) has been recorded within General & Administrative for the three months ended September 30, 2015 and 2014, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	—	—	Recorded within Selling, General & Administrative
	$2.9	$1.2	Total before tax
	0.9	0.3	Tax benefit
Total reclassifications for the period	$2.0	$0.9	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the nine month periods ended September 30, 2015 and 2014.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2015	2014
Amortization of defined benefit pension items:
Prior-service costs	$(0.2)	$0.1
$(0.3) and $0.1 has been recorded within Cost of Sales for the nine months ended September 30, 2015 and 2014, respectively, and $0.1 and $.03 has been recorded within General & Administrative for the nine months ended September 30, 2015 and 2014, respectively

Net loss	9.3	3.8
$12.6 and $5.1 has been recorded within Cost of Sales for the nine months ended September 30, 2015 and 2014, respectively, and ($3.3) and ($1.3) has been recorded within General & Administrative for the nine months ended September 30, 2015 and 2014, respectively

Amortization of other postretirement items:
Prior-service costs	(0.2)	(0.2)	Recorded within Selling, General & Administrative
Net loss	(0.2)	(0.1)	Recorded within Selling, General & Administrative
	$8.7	$3.5	Total before tax
	2.7	0.4	Tax benefit
Total reclassifications for the period	$6.0	$3.2	Net of tax

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
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended September 30, 2015, the Company recorded $2.2 million of acquisition integration related charges and a pension curtailment gain of $4.4 million. For the three months ended September 30, 2014, the Company recorded $1.0 million of acquisition integration related charges and $0.1 million of restructuring costs. For the nine months ended September 30, 2015, the Company recorded $5.6 million of acquisition integration related charges, $0.2 million of restructuring costs and a $4.4 million pension curtailment gain. For the nine months ended September 30, 2014, the Company recorded $7.7 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization and $5.7 million of restructuring costs. See additional discussion in Notes 9 and 14.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2015, the Company had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$1,191.3	$1,249.3
Disposals	—	(0.8)
Adjustments to purchase price allocations	—	(13.9)
Currency translation and other	(15.7)	(43.3)
Balance at end of period	$1,175.6	$1,191.3
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
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period, net of accumulated amortization	$353.5	$408.9
Amortization expense	(23.8)	(37.9)
Currency translation and other	(2.7)	(17.6)
Balance at end of period, net of accumulated amortization	$327.0	$353.5
As of September 30, 2015, the Company had $327.0 million of net intangible assets, of which $27.6 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		September 30, 2015			December 31, 2014
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$89.0	$51.1	$37.9	$91.3	$50.4	$40.9
Customer relationships and backlog	15.5	398.6	128.2	270.4	402.6	112.5	290.1
Drawings	37.9	11.1	10.1	1.0	11.1	10.1	1.1
Other	12.9	62.5	44.8	17.7	63.2	41.8	21.4
Total	15.8	$561.2	$234.2	$327.0	$568.2	$214.8	$353.5
Amortization expense for these intangible assets is currently estimated to be approximately $8.0 million in total for the remainder of 2015, $30.5 million in 2016, $29.7 million in 2017, $26.9 million in 2018, $24.3 million in 2019 and $180.0 million in 2020 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

	September 30, 2015	December 31, 2014
(in millions)
Employee related expenses	$90.8	$81.4
Warranty	15.5	15.5
Other	136.2	128.8
Total	$242.5	$225.8
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Balance at beginning of period	$15.5	$18.9
Expense	9.4	13.3
Changes due to acquisitions/divestitures	—	(0.1)
Payments / deductions	(9.6)	(16.4)
Currency translation	0.2	(0.2)
Balance at end of period	$15.5	$15.5

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2015, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2015	2014	2015	2014	2014
Beginning claims	42,052	49,770	47,507	51,490	51,490
New claims	669	738	1,960	2,078	2,743
Settlements	(247)	(218)	(768)	(772)	(992)
Dismissals	(762)	(2,368)	(6,987)	(4,874)	(5,734)
Ending claims	41,712	47,922	41,712	47,922	47,507

Of the 41,712 pending claims as of September 30, 2015, approximately 18,500 claims were pending in New York, approximately 5,700 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million.  At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law.  The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company has appealed to the New York Court of Appeals. The parties' briefing has concluded and oral argument may be heard in 2016.
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
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied.  The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied.  The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The parties' briefing has concluded and oral argument may be heard in 2016.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA.  The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million.  Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million.  The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law.  On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, and the California Supreme Court denied review of this ruling. The Court of Appeal reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending. On August 21, 2015, the Court of Appeal reversed the trial court with respect to a $20,000 damages item, but affirmed the trial court in all other respects. The Company has sought review of that ruling before the Supreme Court of California.
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
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth claim.  The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets.  Post-trial motions were denied, and the court entered judgment in the amount of $1.7 million. On June 12, 2015, the Appellate Division, Fourth Department, affirmed the trial court's ruling denying the Company's motion for summary judgment. The court denied reargument of that ruling. The Company is pursuing a further appeal of the trial court rulings and judgment.
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
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million.  The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company will pursue additional issues through post-trial motions, and pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2015 and 2014 totaled $52.5 million and $61.4 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2015 and 2014 totaled $36.2 million and $46.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2015	2014	2015	2014	2014
Settlement / indemnity costs incurred (1)	$4.6	$3.2	$21.3	$18.5	$25.3
Defense costs incurred (1)	10.2	13.3	31.2	43.0	55.9
Total costs incurred	$14.7	$16.5	$52.5	$61.4	$81.1

Settlement / indemnity payments	$8.4	$6.7	$19.5	$19.1	$27.3
Defense payments	9.7	15.5	30.4	42.9	57.7
Insurance receipts	(6.7)	(6.8)	(13.7)	(15.8)	(23.8)
Pre-tax cash payments	$11.4	$15.4	$36.2	$46.2	$61.3

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2015, the Company has resolved (by settlement or dismissal) approximately 115,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $446 million, for an average settlement cost per resolved claim of approximately $3,900. The average settlement cost per claim resolved during the years ended December 31, 2014, 2013 and 2012 was $3,800, $3,300 and $6,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through September 30, 2015, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2015. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. As noted above, the Company continues to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether the existing forecast period is appropriate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $564 million as of September 30, 2015. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2015 was $79 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $134 million as of September 30, 2015.
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
Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2015 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New Jersey ("Roseland Site"), each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. No manufacturing operations have been conducted at the Goodyear Site since 1994. The Goodyear Site was placed on the National Priorities List in 1983, and is now part of the Phoenix-Goodyear Airport North Superfund Site. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. A soil vapor extraction system was in operation from 1994 to 1998, was restarted in 2004, and is currently in operation. The Company recorded a liability in 2004 for estimated costs to remediate the Goodyear Site. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the fourth quarter of 2007, the Company and its technical advisors determined that changing groundwater flow rates and contaminant plume direction at the Goodyear Site required additional extraction systems as well as modifications and upgrades of the existing systems. In consultation with its technical advisors, the Company prepared a forecast of the expenditures required for these new and upgraded systems as well as the costs of operation over the forecast period through 2014. Taking these additional costs into consideration, the Company estimated its liability for the costs of such activities through 2014 to be $41.5 million as of December 31, 2007. During the fourth quarter of 2008, based on further consultation with the Company’s advisors and the EPA and in response to groundwater monitoring results that reflected a continuing migration in contaminant plume direction during the year, the Company revised its forecast of remedial activities to increase the level of extraction systems and the number of monitoring wells in and around the Goodyear Site, among other things. As of December 31, 2008, the revised liability estimate was $65.2 million which resulted in an additional charge of $24.3 million during the fourth quarter of 2008. During the fourth quarter of 2011, additional remediation activities were determined to be required, in consultation with the Company’s advisors, to further address the migration of the contaminant plume. As a result, the Company recorded a charge of $30.3 million during the fourth quarter of 2011, extending the accrued costs through 2016. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $67.5 million as of September 30, 2015, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $15.5 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

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

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2015, the Company has recorded a receivable of $14.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

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

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, citing the absence of certain necessary parties as well as an underdeveloped environmental record. More recently, in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, a number of PRPs (including GD-OTS, the U.S. government, and the Company) have indicated their intention to participate in a non-binding mediation process, and have agreed upon the terms of a mediation process agreement. The Company and other PRPs executed this mediation agreement on March 16, 2015, and the U.S. government, following the resolution of a dispute between the U.S. Army and FWS over the contents of the remedial investigation report, executed the mediation agreement on August 6, 2015. The participants are in the process of exchanging relevant information and selecting a mediator. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company has notified its insurers of this potential liability and will seek coverage under its insurance policies.

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

The Company was recently sued by a small group of homeowners in Missoula, Montana, whose homes are near the site of a former lumber mill and wood processing facility (the “White Pine Site”) that operated from approximately 1920 to 1996.  The suit alleges that the homeowners’ property was damaged by coming into contact with certain hazardous substances that migrated from the White Pine Site. The White Pine Site was owned and operated by a predecessor to Huttig Building Products, Inc. (“Huttig”), which was a subsidiary of the Company from 1968 until Huttig’s shares were distributed to the Company’s shareholders in 1999. Under the terms of the distribution agreement, Huttig retained the liability for its prior operations. The Company tendered the defense of this matter to Huttig, and Huttig has agreed to defend and indemnify the Company. In a related matter, Huttig brought suit against certain insurers who Huttig claims are obligated to provide insurance coverage for the environmental remediation costs and other damages caused by the operations at the White Pine Site. The Company was recently brought into that case as a third party defendant by two of the insurers seeking declaratory relief that no coverage obligations are owed to Huttig or the Company with respect to the White Pine Site. As of September 30, 2015, no loss amount has been accrued in connection with either of these matters because a loss is not considered probable, nor can an amount be reasonably estimated, and the Company does not believe that either of these matters is likely to have a material impact on its consolidated results of operations, financial position or the cash flows of the Company.

Other Proceedings
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of September 30, 2015, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. In 2014, the Company made a $9.5 million residual value guarantee payment in connection with the previous airplane lease which ended January 30, 2014. This payment was reported within "Other" in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows.

Note 9 - Pension and Other Postretirement Benefit Plans
The components of net periodic cost are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(in millions)	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1.4	$1.3	$—	$—	$4.0	$3.8	$—	$0.1
Interest cost	9.5	10.2	0.1	0.1	28.6	30.7	0.3	0.3
Expected return on plan assets	(15.7)	(15.7)	—	—	(46.9)	(47.1)	—	—
Amortization of prior service cost	(0.1)	—	(0.1)	(0.1)	(0.2)	0.1	(0.2)	(0.2)
Amortization of net loss (gain)	3.1	1.3	—	—	9.3	3.8	(0.2)	(0.1)
Curtailment gain *	(4.4)	—	—	—	(4.4)	—	—	—
Net periodic cost	$(6.2)	$(2.9)	$—	$—	$(9.6)	$(8.8)	$(0.1)	$—
* See additional discussion in Notes 5 and 14.
The Company expects, based on current actuarial calculations, to contribute approximately $17.0 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2015, of which $15.2 million and $0.2 million have been contributed during the first nine months of 2015, respectively. The Company contributed $24.5 million to its defined benefit plans and $1.0 million to its other postretirement benefit plans in 2014. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.

Effective Tax Rates

The Company’s effective tax rates are as follows:

	2015	2014
Three months ended September 30,	32.2%	27.5%
Nine months ended September 30,	32.1%	30.6%

The Company’s effective tax rates for both the three and nine months ended September 30, 2015 are higher than the prior year’s comparable periods primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a higher U.S. federal tax benefit for domestic manufacturing activities and a lower amount of statutorily non-deductible expenses.
The Company’s effective tax rates for both the three and nine months ended September 30, 2015 are lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impacts of income earned in jurisdictions with tax rates lower than the U.S. statutory rate and the U.S. federal tax benefit for domestic manufacturing activities, partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits

During the three and nine months ended September 30, 2015, the Company’s gross unrecognized tax benefits increased by $1.8 million and $3.6 million, respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitation. During the three and nine months ended September 30, 2015, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $2.0 million and $4.2 million, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2015, the Company recognized $0.4 million and $1.0 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations. At September 30, 2015 and December 31, 2014, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Condensed Consolidated Balance Sheets was $5.7 million and $4.7 million, respectively.
During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by $2.7 million due to the expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s federal income tax returns for the years 2010 through 2012 are currently under examination by the U.S. Internal Revenue Service, and its federal income tax returns for 2013 and 2014 remain subject to examination. In addition, acquired subsidiaries’ federal income tax returns (2011 through 2013) and federal tax carry forwards (2006 through 2013) remain subject to examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. Currently, the Company and its subsidiaries are under examination in various jurisdictions, including California (2010 and 2011), Germany (2008 through 2012), Hungary (2011), Mexico (2012), and Spain (2010 and 2011).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of September 30, 2015 and December 31, 2014:

(in millions)	September 30, 2015	December 31, 2014
Long-term debt consists of:
2.75% notes due 2018	$250.0	$250.0
4.45% notes due 2023	300.0	300.0
6.55% notes due 2036	199.2	199.3
Total long-term debt	$749.2	$749.2

Short-term borrowings consists of:
Revolving credit facility	$—	$100.0
Commercial paper	97.0	—
Other	0.7	0.8
Total short-term borrowings	$97.7	$100.8

On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At September 30, 2015, Notes with a principal amount of $97.0 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes.
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

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of and for the period ended September 30, 2015, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $42 million and $216 million as of September 30, 2015 and December 31, 2014, respectively. The settlement of derivative contracts for the three months ended September 30, 2015 and 2014 resulted in net cash inflow (outflow) of $0.2 million and $(7.1) million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2015 and December 31, 2014, the Company's receivable position for the foreign exchange contracts was $0.2 million and $31 thousand, respectively. As of September 30, 2015 and December 31, 2014, the Company's payable position for the foreign exchange contracts was $0.2 million and $2.5 million, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$0.2	$—	$0.2	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$0.2	$—	$0.2	$—	$2.5	$—	$2.5
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $811.7 million and $815.2 million at September 30, 2015 and December 31, 2014, respectively.

Note 14 - Restructuring
2015 Repositioning Actions
The Company initiated incremental restructuring activities and recorded pre-tax restructuring charges of $8.0 million in 2015 which includes $6.9 million of severance costs at selected facilities and $1.1 million of non-cash restructuring costs related to an asset write-down. The Company expects these actions to result in workforce reductions of approximately 125 employees, or about 1%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and business segment:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at September 30, 2015
Fluid Handling
Severance	$—	$6.3	$(1.5)	$4.8
Other	—	—	—	—
Total Fluid Handling	$—	$6.3	$(1.5)	$4.8

Aerospace & Electronics
Severance	$—	$0.6	$(0.3)	$0.3
Other	—	—	—	—
Total Aerospace & Electronics	$—	$0.6	$(0.3)	$0.3
Total Restructuring	$—	$6.9	$(1.8)	$5.1

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
During the nine months ended September 30, 2015, the Company recorded pre-tax restructuring charges of $0.4 million which included $0.6 million related to severance costs and $0.2 million of a net restructuring gain driven by the sale of assets related to a consolidated facility.

The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at September 30, 2015
Fluid Handling
Severance	$10.7	$—	$(8.9)	$1.8
Other	—	—	—	—
Total Fluid Handling	$10.7	$—	$(8.9)	$1.8

Aerospace & Electronics
Severance	$1.9	$0.1	$(1.8)	$0.2
Other	0.5	0.5	—	1.0
Total Aerospace & Electronics	$2.4	$0.6	$(1.8)	$1.2
Total Restructuring	$13.1	$0.6	$(10.7)	$3.0
Related to the 2014 repositioning actions, in 2014, the Company recorded $2.6 million and $1.2 million for additional costs incurred as a direct result of the facility consolidations within the Fluid Handling segment and Aerospace & Electronics segments, respectively. During the nine months ended September 30, 2015, the Company recorded $2.8 million and $0.4 million within the Fluid Handling segment and Aerospace & Electronics segments, respectively.
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
During the nine months ended September 30, 2015, the Company recorded pre-tax restructuring charges of $0.3 million which included $4.7 million of severance and other cash-related costs and a non-cash pension curtailment gain of $4.4 million. See additional discussion in Notes 5 and 9.
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at September 30, 2015
Payment & Merchandising Technologies
Severance	$7.0	$4.5	$(3.3)	$8.2
Other	—	0.2	(0.2)	—
Total Restructuring	$7.0	$4.7	$(3.5)	$8.2
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
Overall
Our sales depend heavily on industries that are cyclical in nature, or are subject to market conditions which may cause customer demand for our products to be volatile. These industries are subject to fluctuations in domestic and international economic conditions as well as currency movements, inflationary pressures, commodity costs and other factors.
As we exited 2014, we were cautious about the impact of economic uncertainty along with the substantial decline in oil prices; consequently, we expected lower customer capital spending in our Fluid Handling end markets. In order to better align our cost structure with expected demand, and reflecting our continued focus on productivity, we undertook certain repositioning actions at the end of 2014 in our Fluid Handling segment (and, to a lesser extent, in our Aerospace & Electronics segment). The costs associated with these repositioning actions were $22.7 million in 2014 and are expected to be $4 million to $6 million in 2015. Savings associated with these repositioning actions are estimated to be $10 million in 2015 and to increase to $19 million on an annual basis in 2016.
During 2015, in response to additional challenges in our Fluid Handling markets, we initiated incremental restructuring activities and recorded pre-tax restructuring and related charges of $8.0 million; we expect these actions to result in annual savings of approximately $10 million by the end of 2016. In 2015, we now expect a total Company year-over-year sales decline of approximately 6.5%, driven by a 4% to 6% adverse impact from foreign exchange, a 0.5% adverse impact from divestitures, and an organic sales decline of approximately 1%. We expect difficult end markets in Fluid Handling to persist into 2016, although we believe that our cost structure is now properly aligned with our current market outlook.
In our Payment & Merchandising Technologies segment, our planned synergies in connection with the acquisition of MEI remain on track. We recorded $20.1 million of integration and restructuring costs in 2014, and we expect to incur approximately $8 million of integration and restructuring costs in 2015. We realized approximately $10 million of acquisition-related synergies in 2014, and we expect incremental synergies in 2015 of at least $9 million with a $33 million annualized run rate by the end of 2016.
Fluid Handling
In 2015, in our Fluid Handling segment, we expect a sales decline driven primarily by unfavorable foreign currency translation, a decline in core sales and, to a lesser extent, the impact of a small divestiture. The expected core sales decline is primarily driven by continued weakness across the power, oil & gas, chemical and general industrial end markets for our process valve business. With respect to our commercial valve businesses, we expect an increase in sales in Canada and the Middle East, partially offset by lower sales in the United Kingdom. With respect to our Pumps business, we expect a slight improvement in the municipal markets in the United States. We expect a decline in operating profit, driven by the impact of lower sales and unfavorable foreign exchange, pricing and product mix as well as higher restructuring costs, partially offset by productivity and savings from our repositioning initiatives.

Payment & Merchandising Technologies
In 2015, we anticipate Payment & Merchandising Technologies sales to decrease driven by unfavorable foreign currency translation and the impact of the conclusion of a transition services agreement related to a divested product line, partially offset by an increase in core sales. We expect core sales to increase from higher volume in both the Crane Payment Innovations and Merchandising Systems businesses. We expect an increase in operating profit primarily as a result of the impact of higher core sales, integration synergies and lower integration related costs, partially offset by the impact of unfavorable foreign exchange.
Aerospace & Electronics
In 2015, we expect commercial market conditions in the aerospace industry to remain generally positive for both new equipment and aftermarket products. We expect defense markets to remain relatively stable but we expect our military sales to increase as a result of initial shipments related to a large multi-year contract. Considering these factors, along with a slight adverse foreign exchange impact, we expect total segment sales and operating profit to be generally flat compared to 2014.
Engineered Materials
In 2015, we expect the Engineered Materials segment sales to be relatively flat compared to 2014. We expect operating profit to increase driven primarily by productivity initiatives and lower material costs.

Results from Operations – Three Month Periods Ended September 30,
All comparisons below refer to the third quarter 2015 versus the third quarter 2014, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2015	2014	$	%
Net sales	$669.9	$727.4	$(57.5)	(7.9)%
Environmental provision	—	55.8	NM	NM
Restructuring and related charges	2.0	3.5	(1.5)	(42.9)%
Acquisition integration related charges	2.2	1.0	1.2	120.0%
Operating profit	93.2	47.7	45.5	95.4%
Operating margin	13.9%	6.6%
Other income (expense):
Interest income	0.5	0.4	0.1	25.0%
Interest expense	(9.1)	(9.6)	0.5	(5.2)%
Miscellaneous - net	(0.3)	0.3	(0.6)	(200.0)%
	(8.9)	(8.8)	(0.1)	1.1%
Income before income taxes	84.3	38.9	45.4	116.7%
Provision for income taxes	27.1	10.7	16.4	153.3%
Net income before allocation to noncontrolling interests	57.2	28.2	29.0	102.8%
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.1	0.2	200.0%
Net income attributable to common shareholders	$56.9	$28.1	$28.8	102.5%
Third quarter 2015 sales decreased $57.5 million, or 7.9%, compared to the third quarter of 2014. The decline in sales was driven by unfavorable foreign currency translation of $36.1 million, or 5.0%, a core sales decline of $19.1 million, or 2.6%, and a divestiture impact of $2.3 million, or 0.3%. Net sales related to operations outside the United States were 39.3% and 41.4% of total net sales for the quarters ended September 30, 2015 and 2014, respectively.
Operating profit was $93.2 million in the third quarter of 2015 compared to $47.7 million in the same period of 2014. The increase in operating profit reflected the absence of an environmental charge in 2014, along with increases in profit in our Aerospace & Electronics, Engineered Materials and Payment & Merchandising Technologies segments, partially offset by a decrease in our Fluid Handling segment. Operating profit in the third quarter of 2015 included restructuring and related charges of $2.0 million associated with repositioning actions, as well as integration costs of $2.2 million related to the acquisition of MEI. Operating profit in the third quarter of 2014 included an environmental charge of $55.8 million which included a $49.0 million charge related to an increase in the Company's liability for its Goodyear, AZ Superfund Site and a $6.8 million charge for expected remediation costs associated with a former facility in Roseland, NJ. Third quarter results also included restructuring and related charges of $3.5 million associated with repositioning actions and integration costs of $1.0 million related to the acquisition of MEI. Operating profit margins were 13.9% in the third quarter of 2015, compared to 6.6% in the comparable period in 2014.
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

Our effective tax rate of 32.2% for the three months ended September 30, 2015 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a higher U.S. federal tax benefit for domestic manufacturing activities and a lower amount of statutorily non-deductible expenses.

	Three Months Ended
	September 30,
	2015	2014
Net income before allocation to noncontrolling interests	$57.2	$28.2
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(26.7)	(70.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.1	0.9
Other comprehensive loss	(24.6)	(69.3)
Comprehensive income before allocation to noncontrolling interests	32.6	(41.1)
Less: Noncontrolling interests in comprehensive (loss) income	—	—
Comprehensive income (loss) attributable to common shareholders	$32.6	$(41.1)
Comprehensive income (loss) attributable to common shareholders was $32.6 million for the three months ended September 30, 2015 compared to a loss of $41.1 million in the same period of 2014. The change was primarily due to a $29.0 million increase in net income before allocation to noncontrolling interests and $43.5 million less of unrealized loss on foreign currency translation adjustments resulting from a more modest weakening of the euro, British pound and Japanese yen against the U.S. dollar in the third quarter of 2015 compared to the third quarter of 2014.

Segment Results of Operations Three Month Periods Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2015	2014
Sales	$264.7	$314.5	$(49.8)	(15.8)%
Operating profit	$29.4	$48.1	$(18.7)	(38.9)%
Restructuring and related charges *	$1.8	$1.1	$0.7	63.6%
Operating margin	11.1%	15.3%
* The restructuring and related charges are included in operating profit and operating margin.
Third quarter 2015 sales decreased by $49.8 million from $314.5 million in third quarter 2014 to $264.7 million, reflecting a core sales decrease of $25.8 million, or 8.2%, and unfavorable foreign currency translation of $24.0 million, or 7.6%. The core sales decline was driven primarily by lower sales in our process valve business, with broad based weakness across most geographies and end markets. Operating profit in the third quarter of 2015 decreased $18.7 million, or 38.9%, primarily reflecting a $14.8 million impact from the lower sales, unfavorable foreign exchange, and to a lesser extent, competitive pricing and unfavorable product mix.
The Fluid Handling segment backlog was $279 million at September 30, 2015, compared with $311 million at December 31, 2014 and $350 million at September 30, 2014.

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2015	2014
Sales	$170.6	$181.1	$(10.5)	(5.8)%
Operating profit	$25.2	$25.1	$0.1	0.4%
Acquisition, integration and restructuring related charges*	$2.2	$1.9	$0.3	15.8%
Operating margin	14.8%	13.9%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Third quarter 2015 sales decreased $10.5 million, or 5.8%, reflecting unfavorable foreign currency translation of $11.5 million, or 6.3%, and the impact of the completion of a transition services agreement related to a divested product line of $2.3 million, or 1.3%, partially offset by a core sales increase of $3.3 million, or 1.8%. The increase in core sales reflected higher sales in our Crane Payment Innovations business, partially offset by lower sales in our Merchandising Systems business. The sales increase in our Crane Payment Innovations business reflected higher sales in retail, gaming and transportation end markets, partially offset by lower sales in vending and financial services end markets. The sales decrease in our Merchandising Systems business primarily reflected lower sales to certain large bottler customers and full line operators. Operating profit of $25.2 million increased slightly in the third quarter of 2015 compared to the third quarter of 2014. The operating profit increase was primarily driven by a $4.2 million impact from higher core sales, acquisition synergies and productivity gains, substantially offset by unfavorable foreign currency translation and product mix.

The Payment & Merchandising Technologies segment backlog was $56 million at September 30, 2015 compared with $68 million at December 31, 2014 and $59 million at September 30, 2014.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2015	2014
Sales	$171.7	$167.2	$4.5	2.7%
Operating profit	$36.5	$29.9	$6.6	22.1%
Restructuring and related charges*	$0.2	$2.2	$(2.0)	(90.9)%
Operating margin	21.3%	17.9%
* The restructuring and related charges are included in operating profit and operating margin.
The third quarter 2015 sales increase of $4.5 million, or 2.7%, reflected an increase in both original equipment manufacturer ("OEM") and aftermarket sales. OEM sales increased 2.9%, driven primarily by higher shipments to commercial customers. Aftermarket sales increased 1.9%, driven by sales to both commercial and military markets. During the third quarter of 2015, sales to OEMs and sales to aftermarket customers were 73% and 27%, respectively, of total sales, compared to 72% and 28%, respectively, in the same period last year. Operating profit increased $6.6 million, or 22.1%, in the third quarter of 2015 when compared to the same period in the prior year, driven primarily by higher volumes, a decrease in restructuring and related charges, a more favorable product mix and lower costs.
The Aerospace & Electronics segment backlog was $460 million at September 30, 2015, compared with $422 million at December 31, 2014 and $405 million at September 30, 2014.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2015	2014
Sales	$62.9	$64.7	$(1.8)	(2.8)%
Operating profit	$12.5	$9.0	$3.5	38.9%
Operating margin	19.9%	14.0%

Third quarter 2015 sales of $62.9 million decreased $1.8 million, or 2.8%, reflecting $3.0 million of lower sales to our recreational vehicle ("RV") customers, partially offset by higher sales to our transportation related customers, and to a lesser extent, our building product customers. Operating profit in the third quarter of 2015 increased $3.5 million, or 38.9%, primarily as a result of strong productivity and lower material costs, partially offset by the lower sales.

The Engineered Materials segment backlog was $14 million at September 30, 2015, compared with $17 million at December 31, 2014 and $14 million at September 30, 2014.

Results from Operations – Nine Month Periods Ended September 30
All comparisons below refer to the first nine months of 2015 versus the first nine months of 2014, unless otherwise specified

	Year-to-Date		Change
(dollars in millions)	2015	2014	$	%
Net sales	$2,060.0	$2,194.3	(134.3)	(6.1)%
Environmental provision	—	55.8	(55.8)	NM
Restructuring and related charges	11.9	17.3	(5.4)	(31.2)%
Acquisition integration related charges	5.6	7.7	(2.1)	(27.3)%
Operating profit	269.4	226.7	42.7	18.8%
Operating margin	13.1%	10.3%
Other income (expense):
Interest income	1.4	1.1	0.3	27.3%
Interest expense	(28.5)	(29.1)	0.6	(2.1)%
Miscellaneous - net	(0.2)	(1.4)	1.2	(85.7)%
	(27.3)	(29.4)	2.1	(7.1)%
Income before income taxes	242.1	197.3	44.8	22.7%
Provision for income taxes	77.7	60.3	17.4	28.9%
Net income before allocation to noncontrolling interests	164.4	137.0	27.4	20.0%
Less: Noncontrolling interest in subsidiaries’ earnings	0.7	0.5	0.2	40.0%
Net income attributable to common shareholders	163.7	136.5	27.2	19.9%
Year to date 2015 sales decreased $134.3 million, or 6.1%, over the same period in 2014. The decline in sales was driven by unfavorable foreign currency translation of $109.5 million, or 5.0%, a decrease in core sales of $13.1 million, or 0.6% and the divestiture impact of Crane Water and the completion of a previously disclosed transition services agreement of $11.7 million, or 0.5%. Net sales related to operations outside the United States for the nine month periods ended September 30, 2015 and 2014 were 38.9% and 41.7% of total net sales, respectively.

Operating profit was $269.4 million in the first nine months of 2015, compared to $226.7 million in the comparable period of 2014. The increase in operating profit reflected the absence of an environmental charge in 2014 and increases in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by decreases in our Fluid Handling and Aerospace & Electronics segments. Operating profit in the first nine months of 2015 included restructuring and related charges of $11.9 million associated with repositioning actions, as well as integration costs of $5.6 million related to the acquisition of MEI. Operating profit in the first nine months of 2014 included an environmental charge of $55.8 million which included a $49.0 million charge related to an increase in the Company's liability for its Goodyear, AZ Superfund Site and a $6.8 million charge for expected remediation costs associated with a former facility in Roseland, NJ; restructuring and related charges of $17.3 million associated with repositioning actions designed to improve profitability in 2015 and 2016; integration costs of $7.7 million related to the acquisition of MEI; and a $6.5 million charge related to the settlement of previously disclosed environmental lawsuits by certain homeowners in Roseland, New Jersey.

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

Our effective tax rate of 32.1% for the nine months ended September 30, 2015 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, partially offset by a higher U.S. federal tax benefit for domestic manufacturing activities and a lower amount of statutorily non-deductible expenses.

	Nine Months Ended
	September 30,
	2015	2014
Net income before allocation to noncontrolling interests	$164.4	$137.0
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(70.9)	(60.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	6.0	3.2
Other comprehensive loss	(64.9)	(57.6)
Comprehensive income before allocation to noncontrolling interests	99.5	79.4
Less: Noncontrolling interests in comprehensive (loss) income	0.3	0.4
Comprehensive income attributable to common shareholders	$99.2	$78.9
Comprehensive income attributable to common shareholders was $99.2 million for the nine months ended September 30, 2015 compared to $78.9 million in the same period of 2014. The change was primarily driven by a $27.4 million increase in net income before allocation to noncontrolling interests, partially offset by a $10.1 million increase in unrealized loss on foreign currency translation adjustments resulting, primarily from further weakening of the Canadian dollar against the U.S. dollar for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Segment Results of Operations Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$832.2	$949.8	$(117.6)	(12.4)%
Operating profit	$96.2	$144.8	$(48.6)	(33.6)%
Restructuring and related charges*	$8.7	$4.9	$3.8	77.6%
Operating margin	11.6%	15.2%
* Restructuring and related charges are included in operating profit and operating margin.
Year to date 2015 sales decreased $117.6 million, or 12.4%, including unfavorable foreign currency translation of $71.3 million, or 7.5%, a core sales decrease of $41.0 million, or 4.3%, and the impact of the divestiture of Crane Water of $5.3 million, or 0.6%. The core sales decline was driven primarily by lower sales in our process valve business, with broad based weakness across most geographies and end markets. Operating profit in the first nine months of 2015 decreased $48.6 million, or 33.6%, primarily reflecting unfavorable foreign exchange, a $26.2 million impact from the lower sales, competitive pricing, unfavorable product mix and a $3.8 million increase in restructuring and related charges.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$529.0	$534.8	$(5.8)	(1.1)%
Operating profit	$72.5	$51.2	$21.3	41.6%
Acquisition, integration and restructuring related charges*	$3.6	$17.0	$(13.4)	(78.8)%
Operating margin	13.7%	9.6%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.

Year to date 2015 sales decreased $5.8 million, or 1.1%, reflecting unfavorable foreign currency translation of $35.8 million, or 6.7% and the impact of the completion of a previously disclosed transition services agreement related to a divested product line of $6.3 million, or 1.2%, partially offset by a core sales increase of $36.3 million, or 6.8%. The increase in core sales reflected higher sales in our Crane Payment Innovations business and, to a lesser extent, our Merchandising Systems business. The sales increase in our Crane Payment Innovations business reflected higher sales in gaming, retail and transportation end markets, partially offset by lower sales in vending and financial services vertical markets. Sales in our Merchandising Systems business remained relatively flat primarily reflecting higher sales to certain large bottler customers and full line operators in the first half of 2015, partially offset by lower sales in the third quarter of 2015. Operating profit of $72.5 million increased $21.3 million in the first nine months of 2015 compared to the comparable period in 2014. The operating profit increase was primarily driven by a $25.2 million impact from the higher sales, a $13.4 million decrease in acquisition, integration and restructuring related charges as well as acquisition synergies and productivity initiatives, partially offset by unfavorable product mix and foreign exchange.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$500.4	$513.7	$(13.3)	(2.6)%
Operating profit	$98.2	$98.3	$(0.1)	(0.1)%
Restructuring and related charges*	1.9	6.7	$(4.8)	(71.6)%
Operating margin	19.6%	19.1%
* Restructuring and related charges are included in operating profit and operating margin.
The year to date 2015 sales decrease of $13.3 million, or 2.6%, reflected a decline in both OEM and aftermarket sales. OEM sales decreased 2.7%, driven primarily by lower military shipments. Aftermarket sales decreased 2.2%, driven by the timing of military spares shipments and lower retrofit activity. Sales to OEMs and sales to aftermarket customers were 73% and 27% of total sales in both 2015 and 2014. Operating profit decreased $0.1 million, or 0.1%, in the first nine months of 2015 when compared to the same period in the prior year, driven primarily by a $5.3 million impact from lower volumes, substantially offset by a $4.8 million decrease in restructuring and related charges and lower costs.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2015	2014
Sales	$198.4	$196.1	$2.3	1.2%
Operating profit	$39.0	$29.6	$9.4	31.8%
Operating margin	19.6%	15.1%

Year to date 2015 sales of $198.4 million increased $2.3 million, or 1.2%, reflecting $1.1 million of higher sales to our RV customers as well as higher sales to our international and building products customers, partially offset by lower sales to our transportation related customers. Operating profit increased $9.4 million, or 31.8%, primarily as a result of strong productivity, leverage on the higher sales and lower material costs.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At September 30, 2015, Notes with a principal amount of $97 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes. Our revolving credit facility serves as a liquidity backstop for its borrowings under the CP Program.
On May 27, 2015, we entered into an amendment ("Amendment No. 2") to our five-year, $500 million Second Amended and Restated Credit Agreement. Amendment No. 2, among other things, (i) extends the maturity date under the Second Amended and Restated Credit Agreement to May 27, 2020 and (ii) amends the facility fee and applicable margins on the revolving loans made pursuant to the Second Amended and Restated Credit Agreement.  Following the effectiveness of Amendment No. 2, at our current credit rating, the facility fee is reduced by 5 basis points to 0.15% while the applicable margin on revolving loans is increased by 5 basis points to 0.10% for base rate loans and 1.10% for LIBOR loans.
Our current cash balance of $335 million, together with cash we expect to generate from future operations and the $403 million available under our CP Program is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $97 million outstanding under our CP Program. There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $564 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $68 million related to environmental remediation costs projected through 2022 related to our Goodyear Site and a $2 million liability related to environmental remediation costs at our Roseland Site.
As of September 30, 2015, our non-U.S. subsidiaries held approximately $325 million of cash, which would be subject to additional tax upon repatriation to the United States. Our intent is to indefinitely reinvest the earnings of our non-U.S. operations, and current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $115.7 million in the first nine months of 2015, compared to $113.4 million during the same period last year.  The slight improvement resulted primarily from lower defined benefit plan and postretirement contributions and lower net asbestos-related payments, partially offset by higher environmental payments. Net asbestos-related payments in the first nine months of 2015 and 2014 were $36.2 million and $46.2 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $54 million, environmental payments of approximately $18 million and contributions to our defined benefit plans of approximately $17 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $26.4 million in the first nine months of 2015, compared to cash used for investing activities of $19.0 million in the comparable period of 2014. The increase in cash used for investing activities was primarily due to the absence of proceeds from a purchase price adjustment related to the acquisition of MEI, lower proceeds from the disposition of capital assets and the divestiture of a small business, partially offset by lower capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $45 million in 2015, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.

Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness and proceeds from the issuance of common stock. Cash used for financing activities was $78.3 million during the first nine months of 2015 compared to cash used for financing activities of $49.1 million during the first nine months of 2014. The higher levels of cash used for financial activities was primarily due to cash used for open market share repurchases (we repurchased 398,095 shares of our common stock at a cost of $25 million in the first nine months of 2015), partially offset by higher repayments of credit facility.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2015, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

CRANE CO.
REGISTRANT

Date
November 5, 2015	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 5, 2015		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.