Form 10-K
period 2015-12-31
CRANE CO /DE/
filed 2016-02-23
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015
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
Yes    ☐         No    ☒
Based on the closing stock price of $58.73 on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $3,408,779,644
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,232,596 at January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders’ meeting to be held on April 25, 2016 are incorporated by reference into Part III of this Form 10-K.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•
The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, end markets for our products, fluctuations in raw material prices and the financial condition of our customers and suppliers;

•	Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;

•	Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;

•	Our ability to successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation;

•	Our ability to successfully value acquisition candidates;

•	Our ongoing need to attract and retain highly qualified personnel and key management;

•	A reduction in congressional appropriations that affect defense spending;

•	The ability of the U.S. government to terminate our government contracts;

•	The outcomes of legal proceedings, claims and contract disputes;

•	Adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims;

•	The outcome of restructuring and other cost savings initiatives;

•	Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;

•	Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and

•	Adverse effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

1

Part I
Reference herein to “Crane”, “we”, “us”, and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

Item 1. Business
General
We are a diversified manufacturer of highly engineered industrial products comprised of four segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemicals, power, oil & gas, aerospace & defense, along with a wide range of general industrial and consumer related end markets.
We have been committed to the highest standards of business conduct since 1855 when our founder, R.T. Crane, resolved “to conduct my business in the strictest honesty and fairness; to avoid all deception and trickery; to deal fairly with both customers and competitors; to be liberal and just toward employees; and to put my whole mind upon the business.”
Our strategy is to grow earnings and cash flow by focusing on manufacture of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and that are accretive to our growth profile, selectively divest businesses where appropriate, and pursue internal mergers to improve efficiency. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.
We use a comprehensive set of business processes and operational excellence tools that we call the Crane Business System ("CBS") to drive continuous improvement throughout our businesses. Beginning with a core value of integrity, the Crane Business System incorporates “Voice of the Customer” teachings (specific processes designed to capture our customers’ requirements) and a broad range of operational excellence tools into a disciplined strategy deployment process that drives profitable growth by focusing on continuously improving safety, quality, delivery and cost.
Revenues from outside the United States were approximately 38% and 41% in 2015 and 2014, respectively. For more information regarding our sales and assets by geographical region, see Part II, Item 8 under Note 13, “Segment Information,” to the Consolidated Financial Statements.
Reportable Segments
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
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment for critical performance applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Other Products.
Process Valves and Related Products includes on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Resistoflex, Duochek, Barksdale, and WTA. Manufacturing locations, along with sales and service centers, are located across the Americas, Europe, the Middle East, Asia, and Australia.
Commercial Valves is engaged primarily in the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. The primary geographies served include Canada, the United Kingdom, the Middle East, and continental Europe. Brands include Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, Rhodes and Brownall. Manufacturing locations are located in the United Kingdom and China, with additional sales offices in continental Europe and the Middle East; distribution facilities are located throughout Canada.

Other Products includes pumps and related products for water and wastewater applications in the industrial, municipal, commercial and military markets, primarily in the United States. Products are sold under the trade names Deming, Weinman, Burks, and Barnes. Facilities are located in the United States, Canada, and China.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment is comprised of Crane Payment Innovations (“CPI”) and Merchandising Systems.
CPI provides high technology payment acceptance products that improve our customers’ productivity in numerous global markets including retail self-checkout, vending, casino gaming, government lotteries, parking, transit fare collection, payment kiosks, and banking. Products for these markets include coin acceptors and dispensers, coin hoppers, coin recyclers, bill validators, bill recyclers, and cashless systems. CPI facilities are located in the United States, Mexico, Japan, Canada, Switzerland, Germany, and the Ukraine, with additional sales offices across the world.
Merchandising Systems is primarily engaged in the design and manufacture of vending equipment and related solutions. Merchandising Systems’ innovative products and solutions create value by improving the consumer experience, and driving higher same store, or vendor machine, profitability. Products include a full line of vending equipment that dispenses food, snack, and hot and cold beverages. Other solutions include vending management software, cashless payment products, and wireless connectivity to enable our customers to operate their businesses more profitably. Primary customers include vending operators, and food and beverage companies, primarily in the United States and Europe. Facilities are located in the United States and the United Kingdom.
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets. The commercial market and military market accounted for 70% and 30%, respectively, of total segment sales in 2015. Sales to original equipment manufacturers ("OEM") and aftermarket customers were 73% and 27%, respectively, in 2015.
Crane Aerospace & Electronics has strong brands which have been supplying products to these end markets for several decades. Brands include Hydro-Aire, ELDEC, Lear Romec, P.L. Porter, Keltec, Interpoint, Signal Technology, Merrimac Industries, and Polyflon.
Products include a wide range of custom designed, highly engineered products used in landing systems, sensing and utility systems, fluid management, seat actuation, power and microelectronic applications, and microwave systems.
Our products are sold directly to aircraft manufacturers, commercial Tier 1 integrators (companies which make products specifically for an aircraft manufacturer), defense and space prime contractors, airlines, government agencies including the U.S. Department of Defense, foreign allied defense organizations, aircraft seat manufacturers, and aircraft maintenance, repair and overhaul ("MRO") organizations.
Facilities are located in the United States, Taiwan, and France.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles ("RV"s), truck bodies, truck trailers, with additional applications in commercial and industrial buildings. Engineered Materials sells the majority of its products directly to RV, trailer, and truck manufacturers, and it uses distributors and retailers to serve the commercial and industrial construction markets. Manufacturing facilities are located in the United States.
Acquisitions
We have completed two acquisitions in the past five years.
In December 2013, we completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems, which serves customers in the transportation, gaming, retail, service payment and vending markets, for a purchase price of $804 million for all of the outstanding equity interests of MEI. MEI had sales of $399 million in 2012 and was integrated into our CPI business within our Payment & Merchandising Technologies segment. Goodwill for this acquisition amounted to $438 million. The amount allocated to goodwill reflects the benefits we expect to realize from the acquisition, specifically, that it will strengthen and broaden our product offering and allow us to improve our global position in all sectors of the market.

In July 2011, we completed the acquisition of W. T. Armatur GmbH & Co. KG (“WTA”), a manufacturer of bellows sealed globe valves, as well as certain types of specialty valves, for chemical, fertilizer and thermal oil applications, for a purchase price of $37 million in cash and $1 million of assumed debt. WTA’s 2010 sales were approximately $21 million; WTA has been integrated into our Fluid Handling segment. Goodwill for this acquisition amounted to $12 million.
Divestitures
We have completed four divestitures in the past five years.
In 2014, we sold Crane Water, which was formerly part of our Fluid Handling segment, for $2.1 million and recorded a $1.1 million net loss. The business had sales of approximately $15 million in 2013.
In December 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.
In June 2012, we sold certain assets and operations of the Company’s valve service center in Houston, Texas, which was formerly part of the Fluid Handling segment, to Furmanite Corporation for $9.3 million. The service center had sales of $14 million in 2011 and was reported as discontinued operations on our Consolidated Statement of Operations.
In June 2012, we also sold Azonix Corporation (“Azonix”), which was part of our former Controls segment, to Cooper Industries for $44.8 million. Azonix had sales of $32 million in 2011 and was reported as discontinued operations on our Consolidated Statement of Operations.
Other Matters Relating to Our Business as a Whole
Competitive Conditions
Our businesses participate in markets that are highly competitive. Because of the diversity of products manufactured and sold, our businesses typically have a different set of competitors in each geographic area and end market in which they participate. Accordingly, it is not possible to estimate the number of competitors, or precise market share; however, we believe that we are a principal competitor in most of our markets. Our primary basis of competition is providing high quality products, with technological differentiation, at competitive prices, with superior customer service and timely delivery.
Our products are sold into markets, including chemical, power, oil & gas, aerospace & defense, along with a wide range of general industrial and consumer related end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, and credit availability. Because our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors.
Our engineering and product development activities are focused on improving existing products, customizing existing products for particular customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.
Research and Development
Research and development costs are expensed when incurred. These costs were $62.8 million, $68.0 million and $52.7 million in 2015, 2014 and 2013, respectively, and were incurred primarily by the Aerospace & Electronics and Payment & Merchandising Technologies segments.
Our Customers
No customer accounted for more than 10% of our consolidated revenues in 2015, 2014 or 2013.

Backlog
The following sets forth the unfulfilled orders attributable to each of our segments as of the indicated dates:

(in millions)	December 31, 2015	December 31, 2014
Fluid Handling	$267	$311
Payment & Merchandising Technologies	63	68
Aerospace & Electronics	436	422
Engineered Materials	15	17
Total Backlog	$782	$818
Our Employees
We employ approximately 11,200 people in the Americas, Europe, the Middle East, Asia and Australia. For a discussion of risks related to employee relations, please refer to “Item 1A. Risk Factors.”
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times caused increases in the costs of steel, copper and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business, and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs.
Seasonal Nature of Business
Our business does not experience significant seasonality.
Government Contracts
We have agreements relating to the sale of products to government entities, primarily involving products in our Aerospace & Electronics segment and, to a lesser extent, our Fluid Handling segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements; please refer to “Item 1A. Risk Factors.”
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
We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Crane Co. Code of Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	Chief Executive Officer since January 2014. President since January 2013. Chief Operating Officer from May 2011 through January 2013. Group President, Fluid Handling from 2005 to October 2012.	52	2004
Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since December 2011. Assistant Controller from 2007 to December 2011.	46	2011
Thomas J. Craney	Group President, Engineered Materials	Group President, Engineered Materials since 2007.	60	2007
Brendan J. Curran	President, Aerospace & Electronics	President, Aerospace & Electronics since February 2015. Group President, Aerospace from May 2013 through February 2015. Pratt Whitney: United Technologies Corporation (diversified manufacturing) Vice President, Business Development, Strategy & Partnerships, Commercial Engines from July 2012 through June 2013 and Vice President, Commercial Engines & Global Services from April 2011 through June 2012. Hamilton Sundstrand, United Technologies Corporation: VP and General Manager, Repair & Supply Chain from 2009 through March 2011.	53	2013
Augustus I. duPont	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since 1996.	64	1996
Bradley L. Ellis	Senior Vice President	Senior Vice President since December 2014. Group President, Merchandising Systems from 2003 through December 2014. Vice President, Crane Business System from 2009 to December 2011.	47	1997 - 2003 2007 - present
James A. Lavish	Vice President, CBS, People & Performance	Vice President, CBS, People & Performance since January 2016. Vice President, Crane Business System from March 2013 through January 2016. President, Crane Pumps & Systems from 2008 to 2013.	49	2016
Richard A. Maue	Vice President - Finance and Chief Financial Officer	Vice President - Finance and Chief Financial Officer since January 2013. Principal Accounting Officer since 2007 and Vice President, Controller from 2007 to December 2011.	45	2007
Anthony D. Pantaleoni	Vice President, Environment, Health and Safety	Vice President, Environment, Health and Safety since 1989.	61	1989
Louis V. Pinkham	Senior Vice President	Senior Vice President since December 2014. Group President, Fluid Handling from October 2012 through December 2014. Senior Vice President, General Manager at Eaton Corp. (diversified power management company) from June 2011 to October 2012. Vice President, General Manager at Eaton Corp. from 2008 to 2011.	44	2012
Tazewell S. Rowe	Vice President, Treasurer	Vice President, Treasurer since August 2013. Assistant Treasurer, ITT Corporation (diversified manufacturing) from 2010 through August 2013. Managing Director, Corporate Strategy, Ally Financial from 2006 through 2010.	44	2013
Kristian R. Salovaara	Vice President of Business Development and Strategy	Vice President of Business Development and Strategy since March 2014. Vice President, Business Development from May 2011 to March 2014. Managing Director at FBR Capital Markets & Co. from 2009 to May 2011.	55	2011
Edward S. Switter	Vice President, Tax	Vice President, Tax since 2011. Director Global Tax from 2010 to 2011. Director of Tax from 2006 to 2010.	41	2011

Item 1A. Risk Factors
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
As of December 31, 2015, we were one of a number of defendants in cases involving 41,090 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Note 10, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional information on:

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
We have recorded a liability for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and that we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be significant, we cannot reasonably estimate the amount of such additional liabilities at this time. The liability was $546 million as of December 31, 2015.
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
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in demand by these industries would reduce the sales and profitability of the affected business segments. In our Fluid Handling segment, a slower recovery of the global economy or increased uncertainty in major industrial markets and/or the continued weakness in oil prices could reduce sales and profits, particularly if projects for which our businesses are suppliers or bidders are canceled or delayed. Results at our Payment & Merchandising Technologies segment could be affected by sustained weakness in certain end markets such as China and Russia, low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. In addition, our Aerospace & Electronics segment could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices; in addition, demand for military and defense products is dependent upon government spending, which remains uncertain. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products; results could also be impacted by unforeseen capacity constraints related to certain raw materials, in particular, resin.
Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flow and reputation.
Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the United States and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flow. For example, in 2014, the U.S. Environmental Protection Agency issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in us recording a charge of $49.0 million pertaining to the Phoenix-Goodyear Airport North Superfund Site (the "Goodyear Site"), extending the accrued costs through 2022. In addition, also in 2014, we recorded a $6.8 million charge for expected remediation costs associated with an environmental site in Roseland, New Jersey (the "Roseland Site").

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
We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics, Fluid Handling and Payment & Merchandising Technology segments, as discussed more fully under “Specific Risks Relating to Our Business Segments”. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. In addition, we are subject to the Foreign Corrupt Practices Act, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, or securing any improper advantage and the anti-bribery laws of other jurisdictions. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

Additional tax expense or exposures could affect our financial condition, results of operations and cash flow.
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
The prices of our raw materials could fluctuate dramatically, which may adversely affect our profitability.
The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. The costs in our Engineered Materials segment are affected by fluctuations in the price of resin. The costs in our Fluid Handling, Payment & Merchandising Technologies and Aerospace & Electronics segments are affected by fluctuations in the price of metals such as steel and copper. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be negatively affected.

Our ability to source parts and raw materials from our suppliers is uncertain, and any disruptions or delays in our supply chain could negatively affect our results of operations.
Our operations require significant amounts of important parts and raw materials. We are engaged in a continuous, company-wide effort to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, price volatility or the unavailability of some raw materials could have an adverse effect on our operating results and financial condition.

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
We are committed to continuous productivity improvement and continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring and related charges of $11.6 million in 2015 and $22.7 million in 2014 associated with repositioning actions intended to improve profitability in our Fluid Handling and Aerospace & Electronics segments. In addition, the Company recorded restructuring and acquisition integration charges of $6.6 million in 2015 and $20.1 million in 2014 associated with the restructuring and integration of MEI in our Payment & Merchandising Technologies segment. However, our failure to respond to potential declines in global demand for our products and services and properly align our cost base would have an adverse effect on our financial condition, results of operations and cash flow.

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
A significant portion of our current and retired employee population is covered by pension plans, the costs of which are dependent upon various assumptions, including estimates of rates of return on benefit related assets, discount rates for future payment obligations, rates of future cost growth and trends for future costs. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances from these estimates could have an impact on our consolidated financial position, results of operations and cash flow.

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
Net sales and assets related to our operations outside the United States were 38% and 49% of our consolidated amounts, respectively. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, fluctuations in foreign currency exchange rates, primarily the euro, the British pound, the Canadian dollar and the Japanese yen, could adversely affect our reported results, primarily in our Fluid Handling and Payment & Merchandising Technologies segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.

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
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting the systems that access our products and services.
Specific Risks Relating to Our Reportable Segments
Fluid Handling
Our Fluid Handling segment competes in markets that are fragmented and highly competitive. The business competes against large, well established global companies, as well as smaller regional and local companies. We compete based on our products’ quality, reliability and safety, our brand reputation, value-added technical expertise and customer support, and consistent on-time delivery. However, pricing can be highly competitive, particularly in regions and end markets with weakening levels of demand, or in markets where our value proposition - quality, reliability, and safety - is not valued as highly.
Demand for our Fluid Handling products is heavily dependent on our customers’ level of new capital investment and planned maintenance expenditures. Customer spending typically depends on general economic conditions, availability of credit, and expectations of future demand. Slowing global economic growth, volatility in commodity prices, including continued weakness in oil prices could all contribute to lower levels of customer spending, and project delays or cancellations.
A portion of this segment’s business is subject to government rules and regulations. Failure to comply with these requirements could result in suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation. At our foreign operations, results could also be adversely impacted by a weakening of local currencies against the U.S. dollar; our Fluid Handling business has the greatest exposure to the euro, British pound, and Canadian dollar, although there is lesser exposure to several other currencies.

Payment & Merchandising Technologies
Our Payment & Merchandising Technologies segment sales are dependent on capital spending in a variety of vertical end markets, across numerous geographies. The level of capital expenditures by our customers depends on general economic conditions, availability of credit, and expectations of future demand.

This business regularly develops and markets new products. Delays in the product development process, or the inability of new products to meet targeted performance measures, could hurt future sales. The business is also directly and indirectly exposed to changes in government regulations; for example, changes in gaming regulations could influence the spending patterns of our casino operator customers, or changes in anti-money laundering regulations could result in additional technical requirements for our products.

At our foreign operations, results could also be adversely impacted by a weakening of local currencies against the U.S. dollar; the business has the greatest exposure to the euro, British pound, the Japanese yen, the Mexican peso, and the Canadian dollar, although there is lesser exposure to several other currencies. In addition, our facility in Mexico operates under the Mexican Maquiladora program. This program provides for reduced tariffs and eased import regulations; we could be adversely affected by changes in such program, or by our failure to comply with its requirements.

We also may not be able to successfully realize the expected synergy benefits of our 2013 acquisition of MEI.

Aerospace & Electronics
Our Aerospace & Electronics segment sales are primarily affected by conditions in the commercial aerospace industry which is cyclical in nature, and by defense spending by the U.S. government.

Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would likely result in decreased sales of our products and services.

The defense portion of the segment’s business is dependent primarily on U.S. government spending, and to a lesser extent, foreign government spending, on the specific military platforms and programs where our business participates. Any reduction in appropriations for these platforms or programs could impact the performance of our business. Our sales to defense customers are also affected by the level of activity in military flight operations.

We are required to comply with various export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, manufacturing practices and quality procedures, export control, employment practices, the accuracy of records and the recording of costs. A failure to comply with these requirements could result in suspension of these contracts, and suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

Due to the lengthy research and development cycle involved in bringing commercial and military products to market, we cannot accurately predict the demand levels that will exist once a given new product is ready for market. In addition, if we are unable to develop and introduce new products in a cost-effective manner or otherwise effectively manage the introduction of new products and/or programs, our results of operations and financial condition could be adversely impacted.

Engineered Materials
Our Engineered Materials segment manufactures and sells fiberglass-reinforced plastic panels and coils, primarily for use in the manufacturing of RVs, trucks, and trailers, with additional applications in commercial and industrial building construction. Demand in these end markets is dependent on general economic conditions, credit availability, and consumer and corporate spending levels. A decline in demand in any of these end markets, a loss of market share, or customer pricing pressure, would result in lower sales and profits for this business. Profitability could also be adversely affected by an increase in the price of resin or fiberglass if we are unable to pass the incremental costs on to our customers. Additional risks include the loss of a principal supplier, and potential loss of market share to competing materials, such as wood or aluminum.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties

	Number of Facilities - Owned
Location	Aerospace & Electronics		Engineered Materials		Payment & Merchandising Technologies		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	7	789,000	4	644,000	2	568,000	6	784,000	—	—	19	2,785,000
Canada	—	—	—	—	—	—	—		—	—	—	—
Europe	—	—	—	—	3	338,000	8	1,435,000	—	—	11	1,773,000
Other international	—	—	—	—	2	295,000	6	850,000	—	—	8	1,145,000
	7	789,000	4	644,000	7	1,201,000	20	3,069,000	—	—	38	5,703,000
Non-Manufacturing
United States	—	—	—	—	1	15,000	3	138,000	—	—	4	153,000
Canada	—	—	—	—	—	—	7	155,000	—	—	7	155,000
Europe	—	—	—	—	—	—	2	74,000	—	—	2	74,000
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	1	15,000	12	367,000	—	—	13	382,000

	Number of Facilities - Leased
Location	Aerospace & Electronics		Engineered Materials		Payment & Merchandising Technologies		Fluid Handling		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	1	16,000	1	19,000	1	15,000	2	97,000	—	—	5	147,000
Canada	—	—	—	—	1	61,000	1	21,000	—	—	2	82,000
Europe	1	12,000	—	—	1	10,000	3	686,000	—	—	5	708,000
Other international	1	53,000	—	—	—	—	2	112,000	—	—	3	165,000
	3	81,000	1	19,000	3	86,000	8	916,000	—	—	15	1,102,000
Non-Manufacturing
United States	1	6,000	3	77,000	9	200,000	3	48,000	2	40,000	18	371,000
Canada	—	—	—	—	—	—	24	520,000	—	—	24	520,000
Europe	4	7,000	—	—	6	50,000	6	50,000	—	—	16	107,000
Other international	—	—	—	—	6	31,000	22	190,000	—	—	28	221,000
	5	13,000	3	77,000	21	281,000	55	808,000	2	40,000	86	1,219,000
In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.
Item 3. Legal Proceedings.
Discussion of legal matters is incorporated by reference to Part II, Item 8, Note 10, “Commitments and Contingencies,” in the Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CR. The following are the high and low sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2015 and 2014.
MARKET AND DIVIDEND INFORMATION — CRANE CO. COMMON SHARES

	New York Stock Exchange Composite Price per Share				Dividends per Share
Quarter	2015 High	2015 Low	2014 High	2014 Low	2015	2014
First	$70.47	$53.12	$73.08	$60.14	$0.33	$0.30
Second	$64.71	$58.24	$76.33	$68.43	0.33	0.30
Third	$59.43	$45.37	$74.72	$63.21	0.33	0.33
Fourth	$54.66	$44.86	$63.11	$53.63	0.33	0.33
					$1.32	$1.26
On December 31, 2015, there were approximately 2,319 holders of record of Crane Co. common stock.

We did not make any open-market share repurchases of our common stock during the three months ended December 31, 2015. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 6. Selected Financial Data.
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in millions, except per share data)	2015	2014	2013	2012	2011
Net sales	$2,740.5	$2,925.0	$2,595.3	$2,579.1	$2,500.4
Operating profit from continuing operations (a)	372.9	316.3	347.9	310.4	36.6
Interest expense	(37.6)	(39.2)	(26.5)	(26.8)	(26.3)
Income from continuing operations before taxes (a)	336.5	281.2	326.0	284.6	14.8
Provision (benefit) for income taxes (b)	106.5	87.6	105.1	88.4	(8.1)
Income from continuing operations	230.0	193.6	220.9	196.2	22.8
Discontinued operations, net of tax (c)	—	—	—	21.6	3.7
Net income attributable to common shareholders (b)	$228.9	$192.7	$219.5	$217.0	$26.3
Earnings per basic share (b)
Income from continuing operations attributable to common shareholders	$3.94	$3.28	$3.79	$3.40	$0.39
Discontinued operations, net of tax	—	—	—	0.38	0.06
Net income attributable to common shareholders	$3.94	$3.28	$3.79	$3.78	$0.45
Earnings per diluted share (b)
Income from continuing operations attributable to common shareholders	$3.89	$3.23	$3.73	$3.35	$0.38
Discontinued operations, net of tax	—	—	—	0.37	0.06
Net income attributable to common shareholders	$3.89	$3.23	$3.73	$3.72	$0.44
Cash dividends per common share	$1.32	$1.26	$1.16	$1.08	$0.98
Total assets	$3,341.6	$3,450.8	$3,559.6	$2,889.9	$2,843.5
Long-term debt	$749.3	$749.2	$749.2	$399.1	$398.9
Accrued pension and postretirement benefits	$235.4	$278.3	$151.1	$233.6	$178.4
Long-term asbestos liability	$470.5	$534.5	$610.5	$704.2	$792.7
Long-term insurance receivable — asbestos	$108.7	$126.8	$148.2	$171.8	$209.0

(a)
Includes i) environmental liability provisions of $55.8 and $30.3 in 2014 and 2011, respectively; ii) a lawsuit settlement of $6.5 in 2014; and iii) an asbestos provision, net of insurance recoveries, of $241.6 in 2011.

(b)
Includes the tax effect of items cited in note (a) as well as i) loss on divestiture of a small business of $1.1 in 2014; ii) gain on divestiture of real estate of $4.2 in 2014; iii) withholding taxes related to acquisition funding of $2.9 in 2013; and iv) gain on the sale of a product line of $2.0 in 2013.

(c)	Includes gain on divestiture of $19.2, net of tax, in 2012.

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
We are a diversified manufacturer of highly engineered industrial products. Our business consists of four segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemical, power, oil & gas, aerospace & defense, along with a wide range of general industrial and consumer related end markets.
Our strategy is to grow earnings and cash flow by focusing on manufacture of highly engineered industrial products for specific markets where our scale is a relative advantage, and where we can compete based on our proprietary and differentiated technology, our deep vertical expertise, and our responsiveness to unique and diverse customer needs. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and that are accretive to our growth profile, selectively divest businesses where appropriate, and pursue internal mergers to improve efficiency. We strive to foster a performance-based culture focused on productivity and continuous improvement, to attract and retain a committed management team whose interests are directly aligned with those of our shareholders, and to maintain a focused, efficient corporate structure.

Results of Operations — For the Years Ended December 31, 2015, 2014 and 2013

	For the year ended December 31,			2015 vs 2014 Favorable / (Unfavorable) Change		2014 vs 2013 Favorable / (Unfavorable) Change
(in millions, except %)	2015	2014	2013	$	%	$	%
Net sales:
Fluid Handling	$1,091	$1,264	$1,289	$(172)	(14)%	$(25)	(2)%
Payment & Merchandising Technologies	703	712	381	(9)	(1)%	331	87%
Aerospace & Electronics	691	696	694	(5)	(1)%	2	—%
Engineered Materials	255	253	232	2	1%	21	9%
Total net sales	$2,741	$2,925	$2,595	$(185)	(6)%	$330	13%
Sales growth:
Core business				$(35)	(1)%	$9	—%
Foreign exchange				(134)	(5)%	(11)	—%
Acquisitions/dispositions				(15)	—%	332	13%
Total sales growth				$(185)	(6)%	$330	13%
Operating profit:
Fluid Handling	$125	$182	$195	$(56)	(31)%	$(13)	(7)%
Payment & Merchandising Technologies	101	69	35	32	47%	34	98%
Aerospace & Electronics	145	138	160	7	5%	(22)	(14)%
Engineered Materials	48	37	34	12	32%	2	7%
Corporate Expense	(48)	(54)	(76)	6	11%	23	30%
Corporate — Environmental charge	—	(56)	—	56	NM	(56)	NM
Total operating profit	$373	$316	$348	$57	18%	$(32)	(9)%
Operating margin %:
Fluid Handling	11.5%	14.4%	15.1%
Payment & Merchandising Technologies	14.4%	9.7%	9.1%
Aerospace & Electronics	21.0%	19.9%	23.1%
Engineered Materials	19.0%	14.5%	14.8%
Total operating margin %	13.6%	10.8%	13.4%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results
The comparability of our operating results from operations for the years ended December 31, 2015, 2014 and 2013 is affected by the following significant items:
Acquisition-Related Costs
During 2015, we recorded pre-tax integration costs of $7.2 million. During 2014, we recorded the following costs associated with the acquisition of MEI: 1) pre-tax integration costs of $9.8 million and 2) pre-tax acquisition related inventory and backlog amortization of $4.8 million. During 2013, we recorded the following costs associated with the acquisition of MEI: 1) pre-tax transaction costs of $22.8 million, 2) pre-tax inventory step-up and backlog amortization of $4.7 million, and 3) withholding taxes of $2.9 million related to cash marshaling activities supporting payment for the acquisition.
Restructuring and Related Costs
In 2015, we recorded pre-tax restructuring charges and related costs of $11 million, substantially all of which was related to the repositioning activities in our Fluid Handling and Aerospace & Electronics segments. In 2014, we recorded pre-tax restructuring charges and related costs of $33.0 million, of which $22.7 million was related to the repositioning activities in our Fluid Handling and Aerospace & Electronics segments and $10.3 million was related to the acquisition of MEI.
Divestiture of Crane Water
In 2014, we sold Crane Water which was formerly part of our Fluid Handling segment for $2.1 million. The business had sales of approximately $5 million in 2014 and $15 million in 2013.
Lawsuit Settlement
In 2014, we recorded a pre-tax lawsuit settlement of $6.5 million related to the Roseland Site. Please refer to Note 10, "Commitments and Contingencies" for further discussion of the Roseland Site.
Environmental Charge
In 2014, we recorded a pre-tax charge of $49 million to extend accrued costs to 2022 at the Goodyear Site and a $6.8 million charge for expected remediation costs associated with the Roseland Site which are expected to be completed by 2017. Please refer to Note 10, "Commitments and Contingencies" for further discussion of the Goodyear Site and Roseland Site.
Divestiture of a Product Line
In 2013, as part of the execution of regulatory remedies associated with the MEI acquisition, we sold a product line, which was formerly part of our Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million. Sales of this product line were $15.1 million in 2013.

2015 compared with 2014
Sales decreased by $185 million, or 6%, to $2,741 million in 2015. Net sales related to operations outside the United States for the year ended December 31, 2015 and 2014 were 38% and 41% of total net sales, respectively. The year-over-year change in sales included:

•	a decline in core sales of $35 million, or 1%;

•	unfavorable foreign currency translation of $134 million, or 5%;

•	the impact of the divestiture of Crane Water and the completion of a previously disclosed transition services agreement of $15 million, or 0.5%.
Operating profit increased by $57 million, or 18%, to $373 million in 2015. The increase in operating profit reflected the absence of environmental charges and a lawsuit settlement recorded in 2014, coupled with higher operating profit in our Payment & Merchandising Technologies, Engineered Materials and Aerospace & Electronics segments, partially offset by lower operating profit in our Fluid Handling segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2014 compared with 2013
Sales increased $330 million, or 13%, to $2.925 billion in 2014. Net sales related to operations outside the United States for the year ended December 31, 2014 and 2013 were 41% of total net sales. The year-over-year change in sales included:

•	an increase in core sales of $9 million, or 0.3%;

•	unfavorable foreign exchange of $11 million, or 0.4%;

•	an increase in revenue from acquisitions, net of dispositions, of $332 million, or 13%.
Operating profit decreased $32 million, or 9%, to $316 million in 2014. The decrease in operating profit was driven by environmental charges and a lawsuit settlement recorded in 2014, coupled with lower operating profit in our Aerospace & Electronics and Fluid Handling segments, partially offset by higher operating profit in our Payment & Merchandising Technologies and Engineered Materials segments.

	For the year ended December 31,
(in millions)	2015	2014	2013
Net income before allocation to noncontrolling interests	$230.0	$193.6	$221.0
Other comprehensive income (loss), net of tax
Currency translation adjustment	(70.1)	(114.0)	2.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	(8.4)	(136.5)	76.5
Other comprehensive (loss) income	(78.5)	(250.5)	79.3
Comprehensive income before allocation to noncontrolling interests	151.5	(56.9)	300.3
Less: Noncontrolling interests in comprehensive income	1.1	0.9	1.4
Comprehensive income (loss) attributable to common shareholders	$150.4	$(57.8)	$298.8

2015 compared with 2014
For the year ended December 31, 2015, comprehensive income before allocations to noncontrolling interests was $151.5 million. The comprehensive income before allocations to noncontrolling interests was a result of net income before allocations to noncontrolling interests of $230.0 million, partially offset by foreign currency translation adjustments of $70.1 million and unamortized losses on pension plans of $8.4 million. The unrealized loss on foreign currency translation adjustments of the balance sheets of foreign subsidiaries from local currencies to U.S. dollars was primarily due to the weakening of the euro, British pound, Canadian dollar and Japanese yen against the U.S. dollar. The unamortized losses on pension plans were primarily due to a decrease in assumed discount rates, lower than expected return on pension plan assets, and the adoption of revised actuarial mortality tables in 2014.

2014 compared with 2013
For the year ended December 31, 2014, comprehensive loss before allocations to noncontrolling interests was $56.9 million. The comprehensive loss before allocations to noncontrolling interests was a result of unamortized losses on pension plans of $136.5 million and the unrealized loss on foreign currency translation adjustments of $114.0 million, substantially offset by net income before allocations to noncontrolling interests of $193.6 million. The unamortized losses on pension plans were primarily due to a decrease in assumed discount rates, lower than expected return on pension plan assets, and the adoption of revised actuarial mortality tables in 2014. The unrealized loss on foreign currency translation adjustments of the balance sheets of foreign subsidiaries from local currencies to U.S. dollars was primarily due to the weakening of the euro, British pound, Canadian dollar and Japanese yen against the U.S. dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLUID HANDLING

(in millions, except %)	2015	2014	2013
Net sales by product line:
Process Valves and Related Products	$681	$805	$821
Commercial Valves	316	362	365
Other Products	94	96	102
Total net sales	1,091	1,264	1,289
Operating profit	125	182	195
Restructuring and related charges*	10	15	—
Assets	888	963	996
Operating margin	11.5%	14.4%	15.1%

*	The restructuring and related charges are included in operating profit and operating margin.
2015 compared with 2014
Fluid Handling sales decreased by $172 million, or 14%, to $1,091 million, driven by unfavorable foreign currency translation of $89 million, or 7%, a core sales decline of $78 million, or 6%, and the impact of the divestiture of Crane Water of $5 million, or 0.4%.

•
Sales of Process Valves and Related Products decreased by $124 million, or 15%, to $681 million in 2015, including a core sales decline of $75 million, or 9%, and unfavorable foreign currency translation of $49 million, or 6%, as both the British pound and euro weakened against the U.S. dollar. The decrease in core sales reflected lower sales in chemical, oil and gas, power, and general industrial end markets. The lower sales were driven by a significant decline in global oil prices and weaker economic conditions in Europe and Asia.

•
Sales of Commercial Valves decreased by $46 million, or 13%, to $316 million in 2015, reflecting unfavorable foreign currency translation of $39 million, or 11%, as the British pound and Canadian dollar weakened against the U.S. dollar. Core sales decreased $7 million, or 2%, reflecting lower sales in non-residential construction in the United Kingdom and municipal end markets in continental Europe.

Fluid Handling operating profit decreased by $56 million, or 31%, to $125 million in 2015. The decrease was driven by a $40 million impact from the lower sales, unfavorable product mix, price and to a lesser extent, unfavorable foreign exchange, partially offset by a decrease in restructuring and related charges.
2014 compared with 2013
Fluid Handling sales decreased by $25 million, or 2% to $1,264 million, driven by a core sales decline of $10 million, or 0.8%, unfavorable foreign currency translation of $7 million, or 0.5%, and the impact of the divestiture of Crane Water of $8 million, or 0.6%.

•
Sales of Process Valves and Related Products decreased by $16 million, or 2%, to $805 million in 2014, including a core sales decline of $14 million, or 2%, and unfavorable foreign currency translation of $2 million, or 0.2%. The decrease in core sales reflected lower sales in chemical and oil and gas end markets, partially offset by higher sales in the general industrial end market. The lower sales in chemical and oil & gas end markets were primarily driven by project delays and lower investments in chemical and refining applications for our severe service valves.

•
Sales of Commercial Valves decreased by $3 million, or 1%, to $362 million in 2014, including unfavorable foreign currency translation of $4 million, or 1%, as the Canadian dollar weakened against the U.S. dollar, partially offset by a core sales increase of $2 million, or 0.4%. The increase in core sales was primarily driven higher sales to the commercial building construction end market in the United Kingdom.

•	Sales of Other Products decreased by $6 million, or 6%, in 2014 to $96 million, primarily driven by the impact of the divestiture of Crane Water.
Fluid Handling operating profit decreased by $13 million, or 7%, to $182 million in 2014 driven by an unfavorable product mix, the restructuring charge of $15 million recorded in 2014 and a $2 million impact from the lower sales, partially offset by productivity gains and lower pension expense.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %)	2015	2014	2013
Net sales by product line:
Payment Acceptance and Dispensing Products	$496	$513	$201
Merchandising Equipment	207	199	180
Total net sales	703	712	381
Operating profit	101	69	35
Acquisition, integration and restructuring related charges*	7	24	6
Assets	1,178	1,210	1,383
Operating margin	14.4%	9.7%	9.1%

*	The acquisition, integration and restructuring related charges are included in operating profit and operating margin.
2015 compared with 2014
Payment & Merchandising Technologies sales decreased by $9 million, or 1%, to $703 million in 2015, reflecting unfavorable foreign currency translation of $42 million, or 6%, and the impact of a transition services agreement related to a divested product line of $10 million, or 1%, partially offset by a core sales increase of $43 million, or 6%.

•
Sales of Payment Acceptance and Dispensing Products decreased $16 million, or 3%, to $496 million in 2015, reflecting unfavorable foreign currency translation of $38 million, or 7%, as the British pound, Japanese yen, Canadian dollar, and euro weakened against the U.S. dollar and the aforementioned impact of a transition services agreement related to a divested product line which reduced sales by $10 million, or 2%. These decreases were partially offset by a core sales increase of $31 million, or 6%, reflecting higher sales in retail, gaming, vending, and transportation end markets, partially offset by lower sales to the financial services markets.

•
Sales of Merchandising Equipment increased $8 million, or 4%, to $207 million in 2015, reflecting a core sales increase of $11 million, or 6%, partially offset by unfavorable foreign currency translation of $4 million, or 2%, as the British pound weakened against the U.S. dollar. The increase in core sales reflected higher sales to certain large bottler customers as well as full line operators in 2015.

Payment & Merchandising Technologies operating profit increased by $32 million, or 47%, to $101 million in 2015. The increase was primarily driven by the impact from higher core sales, a decrease in acquisition, integration and restructuring related charges of $17 million and synergy savings of $14 million, partially offset by unfavorable product mix and unfavorable foreign exchange.
2014 compared with 2013
Payment & Merchandising Technologies sales increased by $331 million, or 87%, to $712 million in 2014, reflecting sales related to the acquisition of MEI of $340 million, or 89%, partially offset by a core sales decline of $4 million, or 1%, and unfavorable foreign currency translation of $4 million, or 1%.

•
Sales of Payment Acceptance and Dispensing Products increased $312 million, or 155%, to $513 million in 2014, reflecting the aforementioned impact related to the acquisition of MEI of $340 million, or 169%, partially offset by a core sales decline of $22 million, or 11%, and unfavorable foreign currency translation of $6 million, or 3%, as the Canadian dollar and Japanese yen weakened against the U.S. dollar. The decrease in core sales was driven by lower demand in the retail and gaming end markets, partially offset by strength in the financial services market.

•
Sales of Merchandising Equipment increased $20 million, or 11%, to 199 million, reflecting a core sales increase of $18 million, or 10%, and favorable currency translation of $2 million, or 1%. The increase in core sales reflected a return in capital spending by certain large bottler customers to 2012 levels.

Payment & Merchandising Technologies operating profit increased by $34 million, or 98%, to $69 million in 2014, primarily driven by the impact of the MEI acquisition, partially offset by an $18 million increase in acquisition, integration and restructuring-related charges in 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AEROSPACE & ELECTRONICS

(in millions, except %)	2015	2014	2013
Net sales by product line:
Commercial Original Equipment	$349	$351	$341
Military Original Equipment	153	159	167
Commercial Aftermarket	132	134	133
Military Aftermarket	57	52	54
Total net sales	691	696	694
Operating profit	145	138	160
Restructuring and related charges*	—	8	—
Assets	559	512	512
Operating margin	21.0%	19.9%	23.1%

*	The restructuring and related charges are included in operating profit and operating margin.
2015 compared with 2014
Aerospace & Electronics sales decreased $5 million, or 0.7%, to $691 million in 2015. The commercial market and military market accounted for 70% and 30%, respectively, of total segment sales in 2015. Sales to original equipment manufacturer ("OEM") and aftermarket customers were 73% and 27%, respectively, in 2015.

•
Sales of Commercial Original Equipment decreased by $1.4 million, or 0.4%, to $349 million in 2015. The sales decrease was driven by lower shipments to regional aircraft customers, lower engineering sales and lower sales for other commercial applications, partially offset by higher sales to manufacturers of large commercial transport aircrafts.

•	Sales of Military Original Equipment decreased by $6 million, or 4%, to $153 million in 2015. The sales decrease reflected lower build rates related to certain military platforms.

•	Sales of Commercial Aftermarket decreased by $2 million, or 1%, to $132 million in 2015. The sales decrease reflected lower sales to airlines and other aftermarket customers.

•
Sales of Military Aftermarket increased by $5 million, or 9%, to $57 million in 2015. The sales increase was driven by higher military modernization and upgrade product sales primarily associated with the B-52H brake control upgrade program for the U.S. Air Force.

Aerospace & Electronics operating profit increased by $7 million, or 5%, to $145 million in 2015, primarily as a result of strong productivity and repositioning benefits, a decrease in restructuring and related charges and a favorable product mix, partially offset by higher engineering expense.
2014 compared with 2013
Aerospace & Electronics sales increased $2 million, or 0.3%, to $696 million in 2014. The commercial market and military market accounted for 70% and 30%, respectively, of total segment sales in 2014.  Sales to OEM and aftermarket customers were 73% and 27%, respectively, in 2014.

•
Sales of Commercial Original Equipment increased by $10 million, or 3%, to $351 million in 2014. The sales increase was driven by higher sales to manufacturers of large commercial transport aircrafts as industry build rates increased.

•
Sales of Military Original Equipment decreased by $7 million, or 4%, to $159 million in 2014. The sales decrease reflected a decline in market demand for microwave components and lower product shipments for space applications.

Aerospace & Electronics operating profit decreased by $22 million, or 14%, to $138 million in 2014, primarily due to an increase in engineering and new product development spending supporting new program wins and higher costs associated with new product launches in our cabin business, restructuring and related charges of $8 million and an unfavorable product mix driven by stronger demand in early commercial programs which tend to carry lower margins, partially offset by productivity gains.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENGINEERED MATERIALS

(in millions, except %)	2015	2014	2013
Net sales by product line:
FRP- Recreational Vehicles	$134	$134	$114
FRP- Building Products	83	82	84
FRP- Transportation	38	38	35
Total net sales	255	253	232
Operating profit	48	37	34
Assets	228	229	233
Operating margin	19.0%	14.5%	14.8%
2015 compared with 2014
Engineered Materials sales increased by $2 million, or 1%, to $255 million in 2015.

•
Sales of Fiberglass-reinforced plastic panels ("FRP") to recreational vehicle ("RV") manufacturers increased slightly, resulting from higher sales of our RV-related applications as RV OEM build rates remained strong throughout 2015, primarily reflecting low fuel prices and continued low interest rates.

•	Sales of FRP to building products customers increased $1 million, or 2%, to $83 million in 2015, reflecting a modest recovery in commercial construction end markets in the United States.
Engineered Materials operating profit increased by $12 million, or 32%, to $48 million in 2015, reflecting lower raw material costs, primarily resin, and strong productivity gains.
2014 compared with 2013
Engineered Materials sales increased by $21 million, or 9%, to $253 million in 2014.

•
Sales of FRP to RV manufacturers increased by $20 million, or 18%, to $134 million in 2014, reflecting higher demand for our RV-related applications as RV OEM build rates remained strong, with both dealer and retail demand continuing through 2014.

•	Sales of FRP to building products customers decreased $2 million, or 3%, to $82 million in 2014, reflecting a slow recovery in commercial construction end markets in the United States.

•
Sales of FRP to transportation-related customers increased by $3 million, or 10%, to $38 million in 2014, reflecting higher sales in Latin America, timing of a large fleet build with one customer in North America and higher sales of aerodynamic side skirts for trailers.

Engineered Materials operating profit increased by $2 million, or 7%, to $37 million, in 2014, reflecting a $6 million impact from the higher sales and strong productivity gains, partially offset by an unfavorable product mix and higher raw material costs, primarily resin and substrates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions, except %)	2015	2014	2013
Corporate expense	$(48)	$(54)	$(76)
Corporate expense — Environmental	—	(56)	—
Total Corporate	(48)	(109)	(76)
Interest income	2	2	2
Interest expense	(38)	(39)	(26)
Miscellaneous	(1)	2	3
2015 compared with 2014
Total Corporate decreased by $62 million, or 56%, to $48 million in 2015, primarily due to the absence a $49 million charge related to an increase in the Company's liability at its Goodyear Site, a $6.8 million charge for expected remediation costs associated with our Roseland Site and a $6.5 million charge related to a lawsuit settlement recorded in 2014.
2014 compared with 2013
Total Corporate increased by $33 million, or 45%, to $109 million in 2014, primarily due to the aforementioned $49 million charge related to our Goodyear Site, a $6.8 million charge related to our Roseland Site and a $6.5 million charge related to a lawsuit settlement. These increases were partially offset by $20.4 million lower MEI acquisition related costs in 2014 compared to 2013.
Income Tax

(in millions, except %)	2015	2014	2013
Income before tax — U.S.	$262	$142	$177
Income before tax — non-U.S.	75	139	149
Income before tax — worldwide	337	281	326
Provision for income taxes	107	88	105
Effective tax rate	31.7%	31.2%	32.2%
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

2015 compared with 2014
Our effective tax rate was higher in 2015 than in 2014 primarily because we earned a higher amount of income in jurisdictions with higher statutory tax rates, partially offset by a higher U.S. federal tax benefit from domestic manufacturing activities.
2014 compared with 2013
Our effective tax rate was lower in 2014 than in 2013 primarily because our 2013 effective tax rate included the unfavorable effects of non-deductible transaction costs and withholding taxes related to the MEI acquisition. However, this was partially offset by less benefit from the U.S. federal research credit in 2014. While our 2014 effective tax rate includes one year’s worth of benefit for the credit because it was extended during 2014 with retroactive effect to January 1, 2014, our 2013 effective tax rate included two years’ worth of credit because it was extended during 2013 with retroactive effect to January 1, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance of $364 million, together with cash we expect to generate from future operations and the $451 million available under our Commercial Paper ("CP") Program and revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities, restructuring and acquisition integration activities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $49.0 million outstanding under our CP Program as of December 31, 2015. There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $546 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $64 million related to environmental remediation costs projected through 2022 related to our Goodyear Site.
As of December 31, 2015, our non-U.S. subsidiaries held approximately $358 million of cash, which would be subject to additional tax upon repatriation to the United States. Our current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $229.3 million in 2015, compared to $264.0 million in 2014.  The decrease primarily resulted from higher working capital requirements and higher environmental payments, partially offset by lower defined benefit plan and postretirement contributions and lower net asbestos-related payments. Net asbestos-related payments in 2015 and 2014 were $49.9 million and $61.3 million, respectively. In 2016, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million, environmental payments of approximately $12 million and contributions to our defined benefit plans of approximately $8 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $35.2 million in 2015, compared to $25.8 million in 2014. The increase in cash used for investing activities was primarily due to the absence of proceeds from a 2014 purchase price adjustment related to the acquisition of MEI and the divestiture of a small business, coupled with lower proceeds from the disposition of capital assets. These were partially offset by lower capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2016, reflecting anticipated increases in capital assets required to support product development initiatives, primarily in our Aerospace & Electronics segment.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $143.8 million in 2015, compared to $133.0 million in 2014. The higher levels of cash used for financing activities was primarily due to higher payments of outstanding indebtedness, partially offset by less cash used for open market share repurchases (we repurchased 398,095 shares of our common stock at a cost of $25 million in 2015 and 812,793 shares of our common stock at a cost of $50 million in 2014).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Arrangements
Total debt was $799 million and $850 million as of December 31, 2015 and 2014, respectively. The Company’s indebtedness as of December 31, 2015 was as follows:

•	$250 million of 2.75% notes due 2018;

•	$300 million of 4.45% notes due 2023;

•	$199 million of 6.55% notes due 2036;

•	$49 million of borrowing outstanding under our commercial paper program; and

•	$1 million of other debt.
2.75% notes due 2018 - In December 2013, the Company issued five year notes having an aggregate principal amount of $250 million. The notes are unsecured, senior obligations that mature on December 15, 2018 and bear interest at 2.75% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 2.92%.
4.45% notes due 2023 - In December 2013, the Company issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%.
6.55% notes due 2036 - In November 2006, the Company issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization; these notes have an effective annualized interest rate of 6.67%.
Commercial paper program - On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At December 31, 2015, Notes with a principal amount of $49.0 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes.
Other financing arrangements
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2015, there were no outstanding borrowings under the facility. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of the Company. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2015, our ratio was 41%, as follows:

(in millions) December 31,	2015
Short-term borrowings	$49.6
Long-term debt	749.3
Total indebtedness	$798.9
Total shareholders’ equity	1,139.4
Capitalization	$1,938.3
Total indebtedness to capitalization	41%
All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.
At December 31, 2015, the Company had open standby letters of credit of $23 million issued pursuant to a $125 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
Credit Ratings
As of December 31, 2015, our senior unsecured debt was rated BBB by Standard & Poor’s with a Stable outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private markets for debt.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2015:

	Payment due by Period
(in millions)	Total	2016	2017 -2018	2019 -2020	After 2021
Long-term debt (1)	$750.0	$—	$250.0	$—	$500.0
Fixed interest payments	402.5	33.3	66.6	52.9	249.7
Operating lease payments	59.6	17.1	26.4	9.1	7.0
Purchase obligations	114.6	108.0	6.3	0.3	—
Pension benefits (2)	484.6	42.1	85.5	92.4	264.6
Other long-term liabilities reflected on Consolidated Balance Sheets (3)	—	—	—	—	—
Total	$1,811.3	$200.5	$434.8	$154.7	$1,021.3

(1)	Excludes original issue discount.

(2)
Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2025.

(3)
As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability ($471 million), long-term environmental liability ($49 million) and gross unrecognized tax benefits ($45 million) and related gross interest and penalties ($6 million).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2015	2014
Short-term borrowings	$49.6	$100.8
Long-term debt	$749.3	$749.2
Total debt	798.9	850.0
Less cash and cash equivalents	363.5	346.3
Net debt *	435.4	503.8
Equity	1,150.8	1,070.6
Net capitalization*	$1,586.2	$1,574.4
Net debt to equity*	37.8%	47.1%
Net debt to net capitalization*	27.4%	32.0%

*
Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. As of December 31, 2015, our non-U.S. subsidiaries held approximately $358 million of cash, which would be subject to additional tax upon repatriation to the United States. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating the Company’s performance.

Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.

In 2015, equity increased $80 million, primarily as a result of net income attributable to common shareholders of $229 million and stock option exercises of $11 million, partially offset by cash dividends of $77 million, changes in currency translation adjustment of $70 million, open-market share repurchases of $25 million and changes in pension and postretirement plan assets and benefit obligations, net of tax, of $8 million.
Off-Balance Sheet Arrangements
We do not have any majority-owned subsidiaries that are not included in the consolidated financial statements, nor do we have any interests in or relationships with any special purpose off-balance sheet financing entities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
We remain generally cautious about global economic conditions and the demand for our products, particularly in our Fluid Handling segment. For 2016, we expect a total year-over-year sales decline of approximately 2% driven by unfavorable foreign exchange, with core sales approximately flat compared to 2015.
Consistent with our focus on productivity, we undertook certain repositioning actions in our Fluid Handling and Aerospace & Electronics segments in 2014 and 2015. The costs associated with these repositioning actions were $11.6 million in 2015 and $22.7 million in 2014. Savings associated with these repositioning actions were $14 million in 2015, and we expect incremental savings of $18 million in 2016.
In connection with the acquisition of MEI, we recorded $6.6 million in 2015 and $20.1 million of integration and restructuring costs in 2014. We realized approximately $10 million of acquisition-related synergies in 2014, $14 million in 2015, and we expect an incremental $9 million of synergies in 2016.
Fluid Handling
In 2016, we expect Fluid Handling sales to decline in the high single-digit range compared to 2015, driven by a mid single-digit core sales decline and unfavorable foreign currency translation.
We expect Process Valves and Related Products sales to decline in the low double-digit range compared to 2015, driven by a low double-digit sales decline and unfavorable foreign currency translation. Core sales are expected to decline because of slow economic growth and continued weakness in oil prices, which contribute to lower levels of customer capital spending and project delays across the power, oil & gas, chemical, and general industrial end markets.
We expect Commercial Valves sales to decline in the mid single-digit range compared to 2015, driven by unfavorable foreign exchange, partially offset by a slight improvement in core sales. Core sales are expected to improve slightly, driven by market share gains, largely offset by soft market conditions in the United Kingdom, Middle East, and Canadian non-residential construction markets.
Our Other Products sales are expected to be approximately flat compared to 2015 given the relative stability of the U.S. municipal market.
For the segment, we expect a modest decline in operating profit compared to 2015, as the negative impact from lower core sales and unfavorable foreign currency will be partially offset by productivity initiatives, repositioning benefits, and lower repositioning costs.
Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to increase in the low single-digit range compared to 2015, with a mid single-digit improvement in core sales partially offset by unfavorable foreign currency translation. We expect core sales to improve across both CPI and Merchandising Systems. At CPI, we expect core sales improvement to be driven by several vertical end markets including transportation, vending, and financial services. At Merchandising Systems, we expect an improvement in core sales driven primarily by better demand from large bottler customers. We expect the segment’s operating profit to increase compared to 2015 driven by the higher sales, integration synergies, and lower integration costs, partially offset by unfavorable foreign currency.
Aerospace & Electronics
We expect Aerospace & Electronics core sales to increase in the mid single-digit range compared to 2015. For 2016, we expect that commercial market conditions will remain generally positive. We expect commercial aftermarket sales to decline in the low single digit range primarily because of lower retrofit program sales. Although we expect defense markets to remain relatively flat, we expect our military sales to increase substantially as a result of a large contract for our microwave products, along with higher sales for a major military aerospace program. We expect segment operating profit in 2016 to improve slightly compared to 2015 driven by higher sales and repositioning benefits, partially offset by unfavorable product mix and higher engineering spending.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials
In 2016, we expect the Engineered Materials segment sales will be approximately flat compared to the prior year. We expect modest growth in sales to the RV and building products markets, offset by a decline in sales to the transportation market. Segment operating profit is expected to decline modestly, primarily from a contraction in the spread between raw material costs and pricing.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB agreed to a one-year deferral of the effective date; the new standard is now effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the new revenue standard is permitted, however, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date, December 15, 2016. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.
Inventories. Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. We regularly review inventory values on hand and record a provision for excess and obsolete inventory primarily based on historical performance and our forecast of product demand over the next two years. The reserve for excess and obsolete inventory was $48.4 million and $47.9 million at December 31, 2015 and 2014, respectively.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Goodwill and Other Long-Lived Assets.  As of December 31, 2015, we had $1.168 billion of goodwill. Our business acquisitions typically result in the acquisition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2015, we had seven reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 10.0% and 12.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization (EBITDA) and revenue multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The results of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2015, 2014 and 2013.
As of December 31, 2015, we had $317 million of net intangible assets, of which $27 million were intangibles with indefinite useful lives, consisting of trade names. We amortize the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Indefinite lived intangibles are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the indefinite lived intangible exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific asset appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include consideration of estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets. Such judgments are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the fair value of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our long-lived and amortizable intangible assets below their carrying value.
Contingencies.  The categories of claims for which we have estimated our liability, the amount of our liability accruals, and the estimates of our related insurance receivables are critical accounting estimates related to legal proceedings and other contingencies. Please refer to Note 10, “Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements for further discussion.
Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2015, we had an aggregate asbestos liability of $546 million for pending claims and future claims projected to be filed against us through December 31, 2021. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We have retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating our asbestos liability in the tort system. HR&A reviews information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on our experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. Our experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Using that information, HR&A estimates the number of future claims that would be filed against us through our forecast period and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. Our liability estimate is augmented for the estimated cost of defending asbestos claims in the tort system. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate. Management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate. In addition to claim experience, we consider additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2015. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of our asbestos liability, and since no one factor predominates, we believe that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2015, we had an aggregate asbestos receivable of $129 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability at December 31, 2015 is substantially all for the Goodyear Site. Estimates of the Company’s environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider the Company’s prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, the Company’s environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. As of December 31, 2015, the total estimated gross liability for the Goodyear Site was $64 million.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 19% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 11% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service.
The expected return on plan assets component of Net Periodic Benefit Cost is determined by applying the assumed expected return on plan assets to the fair value of plan assets. For one of the U.K. pension plans, a market-related value of assets is used in lieu of the fair value of plan assets for this purpose. The net actuarial loss (gain) is amortized to the extent that it exceeds 10% of the greater of the fair value of plan assets and the projected benefit obligation. The amortization period is the average life expectancy of plan participants for most plans. The amortization period for plans with a significant number of active participants accruing benefits is the average future working lifetime of plan participants. The prior service cost (credit) is amortized over the average future working lifetime of plan participants whose prior service benefits were changed.
The net periodic pension (benefit) cost was $(11) million, $(12) million and $5 million in 2015, 2014 and 2013, respectively. The net periodic pension benefit was $1 million less in 2015 compared to 2014. The reasons for the difference between the net periodic pension benefit gain of $12 million in 2014, and the $5 million loss in 2013, included the return on plan assets in 2013 being $56 million higher than expected ($13 million reduction in net periodic benefit cost), as well as closure of certain defined benefit plans in our U.K. operations recognized at the end of 2013 ($5 million reduction in net periodic benefit costs). In the United States, the increase in discount rate from 4.20% to 4.90% also contributed to the gain of $12 million. Employer cash contributions were $17 million, $24 million and $15 million in 2015, 2014 and 2013, respectively, to our U.S. defined benefit pension plan. We expect, based on current actuarial calculations, to contribute cash of approximately $8 million to our pension plans in 2016. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
For the pension plan, holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased U.S. 2015 pension expense by $1.0 million for U.S. pension plans and $1.1 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2015 pension expense by $0.2 million for U.S. pension plans and $0.9 million for non-U.S. pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following key assumptions were used to calculate the benefit obligation and net periodic cost for the periods indicated:

	Pension Benefits
December 31,	2015	2014	2013
Benefit Obligations
U.S. Plans:
Discount rate	4.41%	4.10%	4.90%
Rate of compensation increase	N/A	N/A	3.50%
Non-U.S. Plans:
Discount rate	3.30%	3.01%	4.05%
Rate of compensation increase	2.81%	2.40%	2.56%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	4.10%	4.90%	4.20%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	3.50%
Non-U.S. Plans:
Discount rate	3.01%	4.05%	3.93%
Expected rate of return on plan assets	6.94%	7.01%	7.01%
Rate of compensation increase	2.40%	2.56%	3.14%
The long-term expected rate of return on plan assets assumptions were determined with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historic returns. The discount rates we used for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligation.
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
Total debt outstanding was $799 million at December 31, 2015, the majority of which was at fixed rates of interest ranging from 2.75% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised primarily of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•
Based on a sensitivity analysis at December 31, 2015, a 10% change in the foreign currency exchange rates for the year ended December 31, 2015 would have impacted our net earnings by approximately $4.6 million, due primarily to the euro, British pound, Canadian dollar and Japanese yen. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 8. Financial Statements and Supplementary Data
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2015, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

/s/ Richard A. Maue
Richard A. Maue
Vice President - Finance and Chief Financial Officer
(Principal Financial Officer)
The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Crane Co.
Stamford, CT

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Crane Co. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Stamford, CT
February 23, 2016

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2015	2014	2013
Net sales	$2,740.5	$2,925.0	$2,595.3
Operating costs and expenses:
Cost of sales	1,786.1	1,908.7	1,711.8
Selling, general and administrative	566.5	605.2	535.6
Environmental provision	—	55.8	—
Restructuring charges	7.8	29.2	—
Acquisition integration related charges	7.2	9.8	—
	2,367.6	2,608.7	2,247.4
Operating profit	372.9	316.3	347.9
Other income (expense):
Interest income	1.9	1.7	1.9
Interest expense	(37.6)	(39.2)	(26.5)
Miscellaneous (expense) income	(0.7)	2.4	2.7
	(36.4)	(35.1)	(21.9)
Income before income taxes	336.5	281.2	326.0
Provision for income taxes	106.5	87.6	105.1
Net income before allocation to noncontrolling interests	230.0	193.6	220.9
Less: Noncontrolling interest in subsidiaries’ earnings	1.1	0.9	1.4
Net income attributable to common shareholders	$228.9	$192.7	$219.5

Basic earnings per share	$3.94	$3.28	$3.79
Weighted average basic shares outstanding	58.1	58.7	57.9

Diluted earnings per share	$3.89	$3.23	$3.73
Weighted average diluted shares outstanding	58.8	59.6	58.8

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the year ended December 31,
(in millions)	2015	2014	2013
Net income before allocation to noncontrolling interests	$230.0	$193.6	$220.9
Other comprehensive income (loss), net of tax
Currency translation adjustment	(70.1)	(114.0)	2.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax benefit	(8.4)	(136.5)	76.5
Other comprehensive income (loss)	(78.5)	(250.5)	79.3
Comprehensive income (loss) before allocation to noncontrolling interests	151.5	(56.9)	300.2
Less: Noncontrolling interests in comprehensive income	1.1	0.9	1.4
Comprehensive income (loss) attributable to common shareholders	$150.4	$(57.8)	$298.8

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance at December 31,
(in millions, except shares and per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$363.5	$346.3
Current insurance receivable — asbestos	20.5	20.5
Accounts receivable, net	397.6	410.9
Inventories	376.9	369.7
Current deferred tax assets	27.5	33.0
Other current assets	17.5	14.8
Total current assets	1,203.5	1,195.2
Property, plant and equipment, net	276.0	290.3
Insurance receivable — asbestos	108.7	126.8
Long-term deferred tax assets	162.4	196.2
Other assets	106.0	97.5
Intangible assets, net	317.1	353.5
Goodwill	1,167.9	1,191.3
Total assets	$3,341.6	$3,450.8
Liabilities and equity
Current liabilities:
Short-term borrowings	$49.6	$100.8
Accounts payable	223.3	228.8
Current asbestos liability	75.0	79.0
Accrued liabilities	218.6	225.8
U.S. and foreign taxes on income	6.3	5.6
Total current liabilities	572.8	640.0
Long-term debt	749.3	749.2
Accrued pension and postretirement benefits	235.4	278.3
Long-term deferred tax liability	50.0	46.3
Long-term asbestos liability	470.5	534.5
Other liabilities	112.8	131.9
Commitments and Contingencies (Note 10)
Equity
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,109,037 shares outstanding (58,121,791 in 2014)	72.4	72.4
Capital surplus	263.6	249.2
Retained earnings	1,674.3	1,522.1
Accumulated other comprehensive loss	(376.7)	(298.8)
Treasury stock; 14,317,102 treasury shares (14,304,348 in 2014)	(494.2)	(485.1)
Total shareholders’ equity	1,139.4	1,059.8
Noncontrolling interest	11.4	10.8
Total equity	1,150.8	1,070.6
Total liabilities and equity	$3,341.6	$3,450.8
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in millions)	2015	2014	2013
Operating activities:
Net income attributable to common shareholders	$228.9	$192.7	$219.5
Noncontrolling interest in subsidiaries' earnings	1.1	0.9	1.4
Net income before allocations to noncontrolling interests	230.0	193.6	220.9
Asbestos Provision	—	—	—
Environmental provision	—	55.8	—
Gain on divestiture	—	(4.1)	(2.7)
Restructuring - Non Cash	2.0	1.0	—
Depreciation and amortization	67.0	75.8	54.8
Stock-based compensation expense	21.3	20.9	22.8
Defined benefit plans and postretirement (credit) expense	(11.6)	(11.5)	4.8
Deferred income taxes	39.7	37.9	49.0
Cash provided by (used for) operating working capital	(16.1)	22.5	(26.7)
Defined benefit plans and postretirement contributions	(17.9)	(25.5)	(15.9)
Environmental payments, net of reimbursements	(18.2)	(10.4)	(15.4)
Payments for asbestos-related fees and costs, net of insurance recoveries	(49.9)	(61.3)	(62.8)
Other	(17.0)	(30.7)	10.6
Total provided by operating activities	229.3	264.0	239.4

Investing activities:
Capital expenditures	(39.6)	(43.7)	(29.5)
Proceeds from disposition of capital assets	4.4	9.7	0.5
Proceeds from divestitures	—	2.1	6.8
Proceeds from (payments for) acquisitions	—	6.1	(801.8)
Total used for investing activities	(35.2)	(25.8)	(824.0)

Financing activities:
Dividends paid	(76.6)	(73.9)	(67.3)
Reacquisition of shares on open market	(25.0)	(50.0)	—
Stock options exercised - net of shares reacquired	8.9	8.2	24.9
Excess tax benefit from stock-based compensation	0.1	7.7	6.4
Proceeds received from credit facility	—	—	125.0
Repayment of credit facility	(100.0)	(25.0)	(0.3)
Proceeds from issuance of commercial paper - net	48.8	—	—
Proceeds received from issuance of long-term notes	—	—	550.0
Debt issuance costs	—	—	(6.0)
Repayment of long-term debt	—	—	(200.0)
Total (used for) provided by financing activities	(143.8)	(133.0)	432.7
Effect of exchange rates on cash and cash equivalents	(33.1)	(29.5)	(1.4)
Increase (decrease) in cash and cash equivalents	17.2	75.7	(153.3)
Cash and cash equivalents at beginning of period	346.3	270.6	423.9
Cash and cash equivalents at end of period	$363.5	$346.3	$270.6

Detail of cash provided by (used for) working capital:
Accounts receivable	$(2.4)	$25.2	$(42.9)
Inventories	(23.0)	(17.3)	28.1
Other current assets	(3.0)	1.8	2.9
Accounts payable	3.3	7.7	18.0
Accrued liabilities	6.1	2.7	(28.9)
U.S. and foreign taxes on income	2.9	2.4	(3.9)
Total	$(16.1)	$22.5	$(26.7)
Supplemental disclosure of cash flow information:
Interest paid	$37.5	$39.4	$28.2
Income taxes paid	$51.1	$39.6	$53.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE JANUARY 1, 2013	72.4	$204.5	$1,251.0	$(128.1)	$(481.4)	$918.4	$9.0	$927.4
Net income			219.5			219.5	1.4	220.9
Cash dividends ($1.16 per share)			(67.3)			(67.3)		(67.3)
Exercise of stock options, net of shares reacquired, 979,090					27.8	27.8		27.8
Stock option amortization		10.1				10.1		10.1
Tax benefit — stock options and restricted stock		6.4				6.4		6.4
Restricted stock, net		7.5			2.4	10.0		10.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax				76.5		76.5		76.5
Currency translation adjustment				2.9		2.9	(0.1)	2.8
BALANCE DECEMBER 31, 2013	72.4	$228.5	$1,403.2	$(48.7)	$(451.2)	$1,204.3	$10.3	$1,214.6
Net income			192.7			192.7	0.9	193.6
Cash dividends ($1.26 per share)			(73.9)			(73.9)		(73.9)
Reacquisition on open market 812,793 shares					(50.0)	(50.0)		(50.0)
Exercise of stock options, net of shares reacquired, 606,486					16.0	16.0		16.0
Stock option amortization		8.9				8.9		8.9
Tax benefit — stock options and restricted stock		7.7				7.7		7.7
Restricted stock, net		4.1			0.1	4.2		4.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(136.5)		(136.5)		(136.5)
Currency translation adjustment				(113.6)		(113.6)	(0.4)	(114.0)
BALANCE DECEMBER 31, 2014	72.4	$249.2	$1,522.0	$(298.8)	$(485.1)	$1,059.8	$10.8	$1,070.6
Net income			228.9			228.9	1.1	230.0
Cash dividends ($1.32 per share)			(76.6)			(76.6)		(76.6)
Reacquisition on open market 398,095 shares					(25.0)	(25.0)		(25.0)
Exercise of stock options, net of shares reacquired, 302,521					11.1	11.1		11.1
Stock option amortization		7.8				7.8		7.8
Tax benefit — stock options and restricted stock		0.1				0.1		0.1
Restricted stock, net		6.5			4.8	11.3		11.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax				(8.4)		(8.4)		(8.4)
Currency translation adjustment				(69.6)		(69.6)	(0.5)	(70.1)
BALANCE DECEMBER 31, 2015	72.4	$263.6	$1,674.3	$(376.7)	$(494.2)	$1,139.4	$11.4	$1,150.8

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane Co. (the “Company”) is a diversified manufacturer of highly engineered industrial products comprised of four reporting segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemicals, power, oil & gas, aerospace & defense, along with a wide range of general industrial and consumer related end markets.
See Note 13, “Segment Information” for the relative size of these segments in relation to the total Company (both net sales and total assets).
Significant Accounting Policies
Accounting Principles The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. Reclassifications of certain prior year amounts have been made to conform to the current year presentation.
Use of Estimates These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes, asbestos liability and related insurance receivable, environmental liability and contingencies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(in millions, except per share data) For the year ended December 31,	2015	2014	2013

Net income attributable to common shareholders	$228.9	$192.7	$219.5

Weighted average basic shares outstanding	58.1	58.7	57.9
Effect of dilutive stock options	0.7	0.9	0.9
Weighted average diluted shares outstanding	58.8	59.6	58.8

Earnings per basic share	$3.94	$3.28	$3.79
Earnings per diluted share	$3.89	$3.23	$3.73
Cash and Cash Equivalents  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable  Receivables are carried at net realizable value.
A summary of allowance for doubtful accounts activity follows:

(in millions) December 31,	2015	2014	2013
Balance at beginning of year	$4.9	$4.8	$6.7
Provisions	3.0	3.7	1.5
Deductions	(3.2)	(3.6)	(3.4)
Balance at end of year	$4.7	$4.9	$4.8
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of the Company’s customer base and their dispersion across different businesses. The Company periodically evaluates the financial strength of its customers and believes that its credit risk exposure is limited.
Inventories  Inventories consist of the following:

(in millions) December 31,	2015	2014
Finished goods	$102.3	$111.8
Finished parts and subassemblies	46.9	42.5
Work in process	60.7	53.2
Raw materials	167.0	162.2
Total inventories	$376.9	$369.7
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or market using the last-in, first-out (“LIFO”) method or the lower of cost or market using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at the Company’s foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced cost of sales by $1.5 million, reduced cost of sales by $0.7 million and increased cost of sales by $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The portion of inventories costed using the LIFO method was 29% and 28% of consolidated inventories at December 31, 2015 and 2014, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $14.3 million and $15.0 million at December 31, 2015 and 2014, respectively.
The reserve for excess and obsolete inventory was $48.5 million and $47.9 million at December 31, 2015 and 2014, respectively.
Property, Plant and Equipment, net  Property, plant and equipment, net consist of the following:

(in millions) December 31,	2015	2014
Land	$68.8	$73.2
Buildings and improvements	174.7	179.8
Machinery and equipment	566.0	571.9
Gross property, plant and equipment	809.5	824.9
Less: accumulated depreciation	533.5	534.6
Property, plant and equipment, net	$276.0	$290.3
Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $39.1 million, $41.7 million and $38.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Goodwill and Intangible Assets  The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. At December 31, 2015, the Company had seven reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10.0% and 12.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2015, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.
Changes to goodwill are as follows:

(in millions) December 31,	2015	2014
Balance at beginning of period	$1,191.3	$1,249.3
Disposals	—	(0.8)
Adjustments to purchase price allocations	—	(13.9)
Currency translation	(23.4)	(43.3)
Balance at end of period	$1,167.9	$1,191.3
For the year ended December 31, 2014, the adjustments to purchase price allocations primarily included $6.1 million related to cash received by the Company as part of the final working capital adjustment of the December 2013 acquisition and $7.8 million of adjustments to preliminary asset valuations of MEI, which is within the Payment & Merchandising Technologies segment. The disposal represents goodwill associated with the pre-tax loss on sale of a small business divested in June 2014.
Changes to intangible assets are as follows:

(in millions) December 31,	2015	2014
Balance at beginning of period, net of accumulated amortization	$353.5	$408.9
Amortization expense	(31.5)	(37.9)
Currency translation and other	(4.9)	(17.5)
Balance at end of period, net of accumulated amortization	$317.1	$353.5
As of December 31, 2015, the Company had $317.1 million of net intangible assets, of which $27.2 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of the intangibles with indefinite useful lives exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2015			December 31, 2014
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$88.3	$51.4	$36.9	$91.3	$50.4	$40.9
Customer relationships and backlog	15.5	395.7	132.9	262.8	402.6	112.5	290.1
Drawings	37.9	11.1	10.1	1.0	11.1	10.0	1.1
Other	12.9	61.8	45.4	16.4	63.2	41.8	21.4
Total	15.8	$556.9	$239.8	$317.1	$568.2	$214.7	$353.5
Amortization expense for these intangible assets is currently estimated to be approximately $30.5 million in 2015, $29.5 million in 2016, $26.7 million in 2017, $24.1 million in 2018 and $179.1 million in 2019 and thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to moderate its exposure to interest rate changes. Interest-rate swaps are agreements to exchange fixed and variable rate payments based on the notional principal amounts. The changes in the fair value of these derivatives are recognized in other comprehensive income for qualifying cash flow hedges.
Accumulated Other Comprehensive Loss
The tables below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2014	$(257.8)	$(41.0)	$(298.8)
Other comprehensive loss before reclassifications	(16.3)	(69.6)	(85.9)
Amounts reclassified from accumulated other comprehensive loss	7.9	—	7.9
Net current-period other comprehensive loss	(8.4)	(69.6)	(78.0)
Balance as of December 31, 2015	$(266.2)	$(110.6)	$(376.7)

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2013	$(121.3)	$72.6	$(48.7)
Other comprehensive loss before reclassifications	(140.6)	(113.6)	(254.2)
Amounts reclassified from accumulated other comprehensive loss	4.1	—	4.1
Net current-period other comprehensive loss	(136.5)	(113.6)	(250.1)
Balance as of December 31, 2014	$(257.8)	$(41.0)	$(298.8)
 * Net of tax benefit of $109.8, $114.4 and $53.4 for 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the period ended December 31, 2015 and 2014.

Details of Accumulated Other Comprehensive Loss Components (in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Statements of Operations
December 31,	2015	2014
Amortization of defined benefit pension items:
Prior-service costs	$(0.4)	$0.1
($0.5) and $0.2 have been recorded within Cost of Sales for the years ended December 31, 2015 and 2014, respectively, and $0.1 and ($0.0) have been recorded within Selling, General & Administrative for the years ended December 31, 2015 and 2014, respectively

Net loss (gain)	12.3	5.1
$16.7 and $6.9 have been recorded within Cost of Sales for the years ended December 31, 2015 and 2014, respectively and ($4.4) and ($1.8) have been recorded within Selling, General & Administrative for the years ended December 31, 2015 and 2014, respectively

Amortization of other postretirement items:
Prior-service costs	(0.2)	(0.2)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.4)	(0.2)	Recorded within Selling, General & Administrative

	$11.3	$4.8	Total before tax
	3.4	0.7	Tax benefit
Total reclassifications for the period	$7.9	$4.1	Net of tax
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the presentation of deferred income taxes. The amendments require deferred tax liabilities and assets to be classified as noncurrent. The amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amended guidance will not have an impact on the Company’s results of operations or cash flows, but will affect the presentation of deferred income taxes on its consolidated financial position.

In September 2015, the FASB issued amended guidance regarding business combinations that requires an acquirer to recognize post-close measurement adjustments for provisional amounts in the period the adjustment amounts are determined rather than retrospectively. The acquirer is also required to recognize, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the provisional amount, calculated as if the accounting had been completed at the acquisition date. The updated guidance is to be applied prospectively effective for annual and interim periods beginning after December 15, 2015. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued amended guidance, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

In April 2015, FASB issued amended guidance to simplify the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment is effective for periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB agreed to a one-year deferral of the effective date; the new standard is now effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the new revenue standard is permitted, however, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date, , December 15, 2016. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.
Note 2 – Income Taxes
Provision for Income Taxes
The Company’s income (loss) before taxes is as follows:

(in millions) For year ended December 31,	2015	2014	2013
U.S. operations	$261.9	$141.8	$177.2
Non-U.S. operations	74.6	139.4	148.8
Total	$336.5	$281.2	$326.0
The Company’s provision (benefit) for income taxes consists of:

(in millions) For year ended December 31,	2015	2014	2013
Current:
U.S. federal tax	$43.0	$14.0	$11.4
U.S. state and local tax	5.4	2.6	3.4
Non-U.S. tax	18.4	33.1	41.3
Total current	66.8	49.7	56.1
Deferred:
U.S. federal tax	36.5	30.1	43.8
U.S. state and local tax	(0.4)	1.3	0.6
Non-U.S. tax	3.6	6.5	4.6
Total deferred	39.7	37.9	49.0
Total provision (benefit) for income taxes	$106.5	$87.6	$105.1
A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate is as follows:

(in millions) For year ended December 31,	2015	2014	2013
Statutory U.S. federal tax rate	35.0%	35.0%	35.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(2.0)%	(4.0)%	(2.0)%
Non-U.S. income inclusion, net of tax credits	—%	0.1%	0.1%
State and local taxes, net of federal benefit	1.3%	1.3%	1.2%
U.S. research and development tax credit	(0.9)%	(1.0)%	(1.9)%
U.S. domestic manufacturing deduction	(1.3)%	(0.7)%	(1.0)%
Non-deductible acquisition costs	—%	—%	2.3%
Other	(0.4)%	0.5%	(1.5)%
Effective tax rate	31.7%	31.2%	32.2%
As of December 31, 2015, the Company has not provided deferred taxes on $660 million of undistributed earnings of its non-U.S. subsidiaries because the Company intends to permanently reinvest these earnings outside the U.S. Determination of the U.S. income taxes and non-U.S. withholding taxes due upon the repatriation of this $660 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions when the remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s non-U.S. subsidiaries held cash of $358 million and $330 million at December 31, 2015 and 2014, respectively, and these balances are generally subject to U.S. income and non-U.S. withholding taxation upon repatriation.
The Company’s income taxes payable has been reduced by excess tax benefits from equity-based compensation. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted share units, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had excess tax benefits from equity-based compensation of $1.6 million, $7.7 million and $6.4 million in 2015, 2014 and 2013, respectively, which were reflected as increases to capital surplus.
During 2015, 2014 and 2013, tax provision (benefit) of $4.6 million, $(61.1) million, and $36.2 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive income.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included on the Company’s Consolidated Balance Sheets are as follows:

(in millions) December 31,	2015	2014
Deferred tax assets:
Asbestos-related liabilities	$162.7	$182.6
Tax loss and credit carryforwards	105.6	113.8
Pension and post-retirement benefits	69.1	78.7
Inventories	23.5	19.3
Accrued bonus and stock-based compensation	17.1	14.9
Environmental reserves	16.0	24.5
Other	55.3	50.4
Total	449.3	484.2
Less: valuation allowance	145.9	141.0
Total deferred tax assets, net of valuation allowance	303.4	343.2
Deferred tax liabilities:
Basis difference in intangible assets	(142.2)	(134.8)
Basis difference in fixed assets	(21.5)	(25.8)
Total deferred tax liabilities	(163.7)	(160.6)
Net deferred tax asset	$139.7	$182.6
Balance sheet classification:
Current deferred tax assets	27.5	$33.0
Long-term deferred tax assets	162.4	196.2
Accrued liabilities	(0.2)	(0.4)
Long-term deferred tax liability	(50.0)	(46.3)
Net deferred tax asset	$139.7	$182.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the Company had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2016-2020	$17.9	$0.2	$4.0	$27.3	$16.3
After 2020	3.5	1.8	2.4	795.9	3.0
Indefinite	—	—	19.6	—	98.6
Total tax carryforwards	$21.4	$2.0	$26.0	$823.2	$117.9
Deferred tax asset on tax carryforwards	$21.4	$0.7	$16.9	$37.7	$28.9	$105.6
Valuation allowance on tax carryforwards	(21.4)	(0.4)	(16.3)	(36.9)	(23.7)	(98.7)
Net deferred tax asset on tax carryforwards	$—	$0.3	$0.6	$0.8	$5.2	$6.9
At December 31, 2015 and 2014, the Company determined that it was more likely than not that $98.7 million and $95.5 million, respectively, of its deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, the Company recorded a valuation allowance against these deferred tax assets. The Company also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will be not realized. Accordingly, at December 31, 2015 and 2014, a valuation allowance of $47.2 million and $45.5 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. The Company’s total valuation allowance at December 31, 2015 and 2014 was $145.9 million and $141.0 million, respectively.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of the Company’s gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2015	2014	2013
Balance of liability as of January 1	$40.7	$31.4	$19.2
Increase as a result of tax positions taken during a prior year	1.5	2.0	6.7
Decrease as a result of tax positions taken during a prior year	(2.1)	(1.2)	(0.3)
Increase as a result of tax positions taken during the current year	9.2	11.2	5.9
Decrease as a result of settlements with taxing authorities	—	(1.1)	—
Reduction as a result of a lapse of the statute of limitations	(4.1)	(1.6)	(0.1)
Balance of liability as of December 31	$45.2	$40.7	$31.4
As of December 31, 2015, 2014 and 2013, the amount of the Company’s unrecognized tax benefits that, if recognized, would affect its effective tax rate was $46.6 million, $42.2 million, and $27.7 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company recognized interest and penalty expense of $1.1 million, $0.7 million, and $0.9 million, respectively, in its Consolidated Statements of Operations. At December 31, 2015 and 2014, the Company had accrued $5.8 million and $4.7 million, respectively, of interest and penalties related to unrecognized tax benefits in its Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits could change by $2.2 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company's income tax returns are subject to examination by U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company’s federal income tax returns for the years 2010 through 2012 are currently under examination by the U.S Internal Revenue Service, and its federal income tax returns for 2013 and 2014 remain subject to examination. In addition, acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries’ federal income tax returns (2011 through 2013) and federal tax carry forwards (2006 through 2013) remain subject to examination.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2009. As of December 31, 2015, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2008 through 2012) and California (2010 and 2011).
Note 3 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2015	2014
Employee related expenses	$83.1	$81.4
Warranty	15.1	15.5
Advanced payment from customers	29.1	20.0
Other	91.3	108.9
Total	$218.6	$225.8
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the impairment or loss can be reasonably estimated. Warranty provision is included in cost of sales in the Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions) December 31,	2015	2014
Balance at beginning of period	$15.5	$18.9
Expense	12.1	13.3
Changes due to acquisitions/divestitures	—	(0.1)
Payments / deductions	(12.7)	(16.4)
Currency translation	0.2	(0.2)
Balance at end of period	$15.1	$15.5
Note 4 – Other Liabilities

(in millions) December 31,	2015	2014
Environmental	$48.9	$64.4
Other	63.9	67.5
	$112.8	$131.9
Note 5 – Research and Development
Research and development costs are expensed when incurred. These costs were $62.8 million, $68.0 million and $52.7 million in 2015, 2014 and 2013, respectively.
Note 6 – Pension and Postretirement Benefits
In the United States, the Company sponsors a defined benefit pension plan that covers approximately 19% of all U.S. employees. In the fourth quarter of 2012, the Company announced that pension eligible employees will no longer earn future benefits in the domestic defined benefit pension plan effective January 1, 2013. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. A number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 11% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service.
Non-union employees hired after December 31, 2005 are no longer eligible for participation in the ELDEC Corporation (“ELDEC”) and Interpoint Corporation (“Interpoint”) money purchase plan. Qualifying employees receive an additional 3% Company contribution to their 401(K) plan accounts. Certain of the Company’s non-U.S. defined benefit pension plans were also amended whereby eligibility for new participants will cease.

Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. The Company does not pre-fund these benefits and has the right to modify or terminate the plan. The Company recorded a pretax gain related to postretirement benefits of $0.3 million and $0.0 million in 2015 and 2014, respectively. Accrued postretirement benefits were $8.7 million and $8.6 million as of December 31, 2015 and 2014, respectively.
A summary of benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits
(in millions) December 31,	2015	2014
Change in benefit obligation:
Beginning of year	$1,093.2	$934.3
Service cost	5.2	4.9
Interest cost	37.9	40.9
Plan participants’ contributions	0.5	0.7
Amendments	(18.2)	—
Actuarial (gain) loss	(60.3)	192.7
Settlement	(2.8)	—
Benefits paid	(41.4)	(41.7)
Foreign currency exchange impact	(25.5)	(38.0)
Acquisition/divestitures/curtailment	(0.3)	—
Adjustment for expenses/tax contained in service cost	(0.3)	(0.6)
Benefit obligation at end of year	$988.0	$1,093.2
Change in plan assets:
Fair value of plan assets at beginning of year	$874.6	$870.7
Actual return on plan assets	(2.0)	54.7
Foreign currency exchange impact	(28.5)	(33.2)
Employer contributions	17.0	24.5
Administrative expenses paid	(0.9)	(1.1)
Plan participants’ contributions	0.5	0.7
Settlement	(2.8)	—
Benefits paid	(41.4)	(41.7)
Fair value of plan assets at end of year	$816.5	$874.6
Funded status	$(171.5)	$(218.6)

Amounts recognized in the Consolidated Balance Sheets consist of:

	Pension Benefits
(in millions) December 31,	2015	2014
Other assets	$56.3	$53.0
Current liabilities	(1.1)	(1.0)
Accrued pension	(226.7)	(270.6)
Funded status	$(171.5)	$(218.6)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits
(in millions) December 31,	2015	2014
Net actuarial loss (gain)	$347.4	$363.5
Prior service cost (credit)	(11.6)	0.9
	$335.8	$364.4

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2015	2014	2015	2014	2015	2014
Projected benefit obligation	$548.5	$581.8	$439.5	$511.4	$988.0	$1,093.2
Accumulated benefit obligation	548.4	581.8	432.5	496.7	980.9	1,078.5
Fair value of plan assets	380.2	414.2	436.3	460.4	816.5	874.6

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
(in millions) December 31,	2015	2014
Projected benefit obligation	$791.5	$910.3
Accumulated benefit obligation	785.0	896.4
Fair value of plan assets	563.9	638.8

Components of net periodic benefit cost are as follows:

	Pension Benefits
(in millions) December 31,	2015	2014	2013
Net Periodic Benefit Cost:
Service cost	$5.2	$4.9	$6.4
Interest cost	37.9	40.9	36.8
Expected return on plan assets	(62.0)	(62.5)	(52.2)
Amortization of prior service cost	(0.4)	0.1	—
Amortization of net loss	12.3	5.1	13.9
Recognized curtailment loss	(5.2)	—	(0.3)
Settlement costs	0.8	—	—
Special termination benefits	—	—	—
Net periodic (benefit) cost	$(11.4)	$(11.5)	$4.6
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $11.7 million and $(0.6) million, respectively.
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits
December 31,	2015	2014	2013
U.S. Plans:
Discount rate	4.41%	4.10%	4.90%
Rate of compensation increase	N/A	N/A	3.50%
Non-U.S. Plans:
Discount rate	3.30%	3.01%	4.05%
Rate of compensation increase	2.81%	2.40%	2.56%

The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits
December 31,	2015	2014	2013
U.S. Plans:
Discount rate	4.10%	4.90%	4.20%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	3.50%
Non-U.S. Plans:
Discount rate	3.01%	4.05%	3.93%
Expected rate of return on plan assets	6.94%	7.01%	7.01%
Rate of compensation increase	2.40%	2.56%	3.14%

The long-term expected rate of return on plan assets assumptions were determined by the Company with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historical returns. The discount rates used by the Company for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.
In the U.S. Plan, the 7.75% expected rate of return on assets assumption for 2015 reflected a long-term asset allocation target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets, and 0%-10% cash. As of December 31, 2015, the actual asset allocation for the U.S. plan was 62% equity securities, 15% fixed income securities, 22% alternative assets, and 1% cash and cash equivalents.
For the non-U.S. Plans, the 6.94% expected rate of return on assets assumption for 2015 reflected a weighted average of the long-term asset allocation targets for our various international plans. As of December 31, 2015, the actual weighted average asset allocation for the non-U.S. plans was 38% equity securities, 36% fixed income securities, 25% alternative assets/other, and 1% cash and cash equivalents.
Plan Assets
The Company’s pension plan target allocations and weighted-average asset allocations by asset category are as follows:

		Actual Allocation
Asset Category December 31,		2015	2014
Equity securities	35%-75%	49%	51%
Fixed income securities	20%-50%	26%	27%
Alternative assets/Other	0%-20%	24%	20%
Money market	0%-10%	1%	2%

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

Equity securities include Crane Co. common stock, which represents 4% of plan assets at both December 31, 2015 and 2014.
The fair value of the Company’s pension plan assets at December 31, 2015, by asset category are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$4.9	$—	$—	$4.9
Common Stocks
Actively Managed U.S. Equities	134.5	—	—	134.5
Fixed Income Bonds and Notes	—	46.1	—	46.1
Commingled and Mutual Funds
U.S. Equity Funds	—	49.9	—	49.9
Non-U.S. Equity Funds	—	218.6	—	218.6
U.S. Fixed Income, Government and Corporate	—	11.5	—	11.5
Non-U.S. Fixed Income, Government and Corporate	—	157.2	—	157.2
International Balanced Funds	—	10.1	—	10.1
Collective Trust	—	17.1	19.0	36.1
Alternative Investments
Hedge Funds	—	102.3	—	102.3
International Property Funds	—	44.3	—	44.3
Annuity Contract	—	1.0	—	1.0
Total Fair Value	$139.4	$658.1	$19.0	$816.5
In 2015, the Pension Plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
The fair value of the Company’s pension plan assets at December 31, 2014, by asset category are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Cash and Money Markets	$18.8	$—	$—	$18.8
Common Stocks
Actively Managed U.S. Equities	145.1	—	—	145.1
Fixed Income Bonds and Notes	—	46.1	—	46.1
Commingled and Mutual Funds
U.S. Equity Funds	—	100.8	—	100.8
Non-U.S. Equity Funds	—	202.6	—	202.6
U.S. Fixed Income, Government and Corporate	—	11.5	—	11.5
U.S. Tactical Allocation Balanced Fund	—	16.0	—	16.0
Non-U.S. Fixed Income, Government and Corporate	—	177.5	—	177.5
International Balanced Funds	—	10.1	—	10.1
Alternative Investments
Hedge Funds	—	90.3	—	90.3
International Property Funds	—	53.4	—	53.4
Commodities Funds	—	1.4	—	1.4
Annuity Contract	—	1.0	—	1.0
Total Fair Value	$163.9	$710.7	$—	$874.6

The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2015:

(in millions)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd (a)	$34.9	12 Months	None	None	90 days written
Evanston Capital Management (a)	$31.8	12 Months	None	None	65 days written
Strategic Value Fund (b)	$0.8	12 Months	None	None	90 days written
Paloma International (c)	$8.0	Quarterly	None	None	65 days written
Graham Absolute Return (d)	$8.0	Quarterly	None	None	30 days written
U.S. Equity Funds (e)	$49.9	immediate	None	None	None
Non-US Equity Funds (f)	$218.6	immediate	None	None	None
Non US Fixed Income, Gov't and Corp. (g)	$157.2	immediate	None	None	None
International Property Funds (h)	$44.3	immediate	None	None	None
International Balanced Funds (i)	$10.1	immediate	None	None	None
US Government and Corporate Fixed Income (j)	$11.5	immediate	None	None	None
Collective Trust Fund (k)	$36.1	immediate	None	None	None
Non-US Tactical/Diversified Alternative Funds (l)	$18.8	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation

(c)	This fund is a direct investment hedge fund that deploys a multi-strategy approach to investing (e.g. long/short, event driven)

(d)	This fund is a direct investment hedge fund that deploys a multi-manager, a multi-strategy macro approach to investing (e.g. long/short, event driven)

(e)	These funds invest in Corporate equity securities within the US markets and seek to meet or exceed relative benchmarks

(f)	These funds invest in Corporate equity securities within the Non-US markets and seek to meet or exceed relative benchmarks

(g)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks

(h)	These funds invest in real property outside the U.S.

(i)	These funds invest in a blend of equities, fixed income, cash and property outside the U.S. and seek to outperform a similarly weighted index

(j)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index

(k)	These funds invest a combination of US and non-US stocks and bonds and are managed by a third party to track liability

(l)	These funds invest in traditional and alternative strategies and seek to add diversification while adding returns greater than equity in a non-correlated approach
The following table sets forth a summary of pension plan assets valued using Net Asset Value (NAV) or its equivalent as of December 31, 2014:

(in millions)	Fair Value*	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Archstone Offshore Fund, Ltd (a)	$36.3	12 Months	None	None	90 days written
Evanston Capital Management (a)	$30.9	12 Months	None	None	60 days written
Strategic Value Fund (b)	$7.7	12 Months	None	None	90 days written
U.S. Equity Funds (c)	$100.8	immediate	None	None	None
Non-U.S. Equity Funds (d)	$202.6	immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate (e)	$177.5	immediate	None	None	None
International Property Funds (f)	$53.4	immediate	None	None	None
International Balanced Funds (g)	$10.1	immediate	None	None	None
U.S. Government and Corporate Fixed Income (h)	$11.5	immediate	None	None	None
U.S. Tactical Allocation Balanced Fund (i)	$16.0	immediate	None	None	None
Commodities & Metals Fund (j)	$1.4	immediate	None	None	None
Non-US Tactical/Alternative Fund (k)	$15.4	immediate	None	None	None
* The fair values of the investments have been estimated using the net asset value of the investment

(a)	These funds are alternative assets which seeks to outperform equities while maintaining a lower risk profile than equities.

(b)	This fund is an alternative investment that invests in distressed debt instruments seeking price appreciation.

(c)	These funds invest in U.S. equity securities and seeks to meet or exceed relative benchmarks.

(d)	These funds invest in equity securities outside the U.S. and seek to meet or exceed relative benchmarks.

(e)	These funds invest in Corporate and Governments fixed income securities outside the U.S. and seek to meet or exceed relative benchmarks.

(f)	These funds invest in real property outside the U.S.

(g)	These funds invest in a pre defined mix of non-U.S. equity and non-U.S. fixed income securities and seek to meet or exceed the performance of a passive/local benchmark of similar mixes.

(h)	These funds invest in U.S. fixed income securities, corporate, government and agency, and seek to outperform the Barclays Capital Aggregate Index.

(i)	These funds invest in a blend of equities, fixed income, cash and property in the U.S. and seek to outperform a similarly weighted index.

(j)	These funds invest in various commodities and precious metals

(k)	These funds invest in traditional and alternative strategies and seek to add diversification while adding returns greater than equity in a non-correlated approach

Cash Flows
The Company expects, based on current actuarial calculations, to contribute cash of approximately $8 million to its defined benefit pension plans during 2016. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits
2016	$42.1
2017	41.6
2018	43.9
2019	44.9
2020	47.5
2021-2025	264.6
Total payments	$484.6
The Company’s subsidiaries ELDEC and Interpoint have a money purchase plan to provide retirement benefits for all eligible employees which was frozen effective January 1, 2014. The contributions to this plan were $0.0 million in 2015, $1.1 million in 2014 and $2.2 million in 2013.
The Company and its subsidiaries sponsor savings and investment plans that are available to eligible employees of the Company and its subsidiaries. The Company made contributions to the plans of $7.9 million in 2015, $6.9 million in 2014 and $6.7 million in 2013.
In addition to participant deferral contributions and Company matching contributions on those deferrals, the Company provides a 3% non-matching contribution to eligible participants. The Company made non-matching contributions to these plans of $8.7 million in 2015, $3.5 million in 2014 and $3.3 million in 2013.
Note 7 – Long-Term Debt and Notes Payable
The following table summarizes the Company’s debt as of December 31, 2015 and 2014:

(in millions)	December 31, 2015	December 31, 2014
Long-term debt consists of:
2.75% notes due 2018	$250.0	$250.0
4.45% notes due 2023	300.0	300.0
6.55% notes due 2036	199.3	1,199.2
Total long-term debt	$749.3	$749.2

Short-term borrowings consists of:
Revolving credit facility	$—	$100.0
Commercial paper	49.0	—
Other	0.6	0.8
Total short-term borrowings	$49.6	$100.8
2.75% notes due 2018 - In December 2013, the Company issued five year notes having an aggregate principal amount of $250 million. The notes are unsecured, senior obligations that mature on December 15, 2018 and bear interest at 2.75% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 2.92%.
4.45% notes due 2023 - In December 2013, the Company issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%.
6.55% notes due 2036 - In November 2006, the Company issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of the Company that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at the option of the Company. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require the Company to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in Other assets and then amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.
Commercial Paper program - On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. At December 31, 2015, Notes with a principal amount of $49.0 million were outstanding.  The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes.
Other financing arrangements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended, and increased to $500 million, the “facility”), which is due to expire in May 2017. The facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date, and the loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this Report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this Report; up to a maximum of 47.5 basis points). At December 31, 2015, there were no outstanding borrowings under the facility. The facility contains customary affirmative and negative covenants for credit facilities of this type, including the absence of a material adverse effect and limitations on the Company and its subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. The facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, the fact that any representation or warranty made by us is false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, certain ERISA events, material judgments and a change in control of the Company. The facility contains a leverage ratio covenant requiring a ratio of total debt to total capitalization of less than or equal to 65%. At December 31, 2015, our ratio was 41%, calculated as follows:

(in millions) December 31,	2015
Short-term borrowings	$49.6
Long-term debt	749.3
Total indebtedness	$798.9
Total indebtedness	$798.9
Total shareholders’ equity	1,139.4
Capitalization	$1,938.3
Total indebtedness to capitalization	41%
All outstanding senior, unsecured notes were issued under an indenture dated as of April 1, 1991. The indenture contains certain limitations on liens and sale and lease-back transactions.
At December 31, 2015, the Company had open standby letters of credit of $23 million issued pursuant to a $125 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
Note 8 - Fair Value Measurements
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$—	$—	$—	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$0.4	$—	$0.4	$—	$2.5	$—	$2.5
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $791.1 million and $815.2 million at December 31, 2015 and 2014, respectively.

Note 9 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of December 31, 2015, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s consolidated statement of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $38 million and $216 million as of December 31, 2015 and December 31, 2014, respectively. The settlement of derivative contracts for the years ended December 31, 2015, 2014 and 2013 resulted in net cash inflows (outflows) of $(13.6) million, $(16.0) million and $4.9 million, respectively, and is reported within “Total provided by operating activities” on the Consolidated Statements of Cash Flows. As of December 31, 2015 and 2014, the Company's payable position for the foreign exchange contracts was $0.4 million and $2.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingencies
Leases
The Company leases certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following at December 31, 2015:

(in millions)	Operating Leases
2016	$17.1
2017	14.6
2018	11.8
2019	5.9
2020	3.2
Thereafter	7.0
Total minimum lease payments	$59.6
Rental expense was $25.7 million, $28.7 million and $26.9 million for 2015, 2014 and 2013, respectively.

The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. In 2014, the Company made a $9.5 million residual value guarantee payment in connection with a previous airplane lease which ended January 30, 2014 . This payment was reported within "Other" in “Total provided by operating activities” on the Consolidated Statements of Cash Flows.

Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2015, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2015	2014	2013
Beginning claims	47,507	51,490	56,442
New claims	2,572	2,743	2,950
Settlements	(954)	(992)	(1,142)
Dismissals	(8,035)	(5,734)	(6,762)
MARDOC claims*	—	—	2
Ending claims	41,090	47,507	51,490
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
Of the 41,090 pending claims as of December 31, 2015, approximately 18,500 claims were pending in New York, approximately 5,000 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA. The jury found that the Company was responsible for seven percent (7%) of plaintiffs' non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million. Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million. The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law. On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, and the California Supreme Court denied review of this ruling. The Court of Appeal reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending. On August 21, 2015, the Court of Appeal reversed the trial court with respect to a $20,000 damages item, but affirmed the trial court in all other respects. The Company sought review of that ruling before the Supreme Court of California, which was denied. The Company settled the matter in December 2015.  The settlement is reflected in the fourth quarter 2015 indemnity amount.
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. The Company has appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court's ruling. The Supreme Court of Pennsylvania has accepted the Company’s petition for review.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company has appealed. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion. The Court has consolidated the appeals, which were heard in the fourth quarter of 2014.
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
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed. Oral argument on the appeal took place on February 16, 2016.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim. The two claims were consolidated for trial. The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to$6 million. Judgments have been entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company has appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw is set for March 9, 2016.
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million. The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company is pursuing an appeal.
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30 percent share of a $1.085 million verdict in the Valent Rabovsky claim. The court has ordered briefing on the amount of the judgment. The Company will argue, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing is scheduled for April 26, 2016, and it is anticipated that the court will enter judgment on the verdict after that argument. The Company will pursue post-trial relief and an appeal if necessary.
Such judgment amounts are not included in the Company's incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the years ended December 31, 2015, 2014 and 2013 totaled $69.4 million, $81.1 million and $90.8 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2015, 2014 and 2013 totaled $49.9 million, $61.3 million and $62.8 million, respectively. Detailed below are the comparable amounts for the periods indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions) For the year ended December 31,	2015	2014	2013
Settlement / indemnity costs incurred (1)	$27.7	$25.3	$31.6
Defense costs incurred (1)	41.7	55.9	59.1
Total costs incurred	$69.4	$81.1	$90.8

Settlement / indemnity payments	$24.5	$27.3	$37.8
Defense payments	43.5	57.7	59.5
Insurance receipts	(18.1)	(23.8)	(34.5)
Pre-tax cash payments	$49.9	$61.3	$62.8

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2015, the Company has resolved (by settlement or dismissal) approximately 116,000 claims, not including the MARDOC claims referred to above. The related settlement cost incurred by the Company and its insurance carriers is approximately $452 million, for an average settlement cost per resolved claim of approximately $3,900. The average settlement cost per claim resolved during the years ended December 31, 2015, 2014 and 2013 was $3,100, $3,800 and $3,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.
Effects on the Consolidated Financial Statements
The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company's experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.
In the Company’s view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through December 31, 2015, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended December 31, 2015. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. As noted above, the Company continues to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether the existing forecast period is appropriate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $546 million as of December 31, 2015. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2015 was $75 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $129 million as of December 31, 2015.
The Company reviews the aforementioned estimated reimbursement rate with its insurance consultants on a periodic basis in order to confirm its overall consistency with the Company’s established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements and the effect of any additional lump-sum payments under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2015 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New Jersey (the "Roseland Site"), each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $63.7 million as of December 31, 2015, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2015, the Company has recorded a receivable of $14.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947 about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site, which includes an area where the Company maintained operations, (referred to as the “AUS-OU”), pursuant to an Administrative Order on Consent. Work on interim deliverables for the feasibility study is reportedly underway, including discussions intended to define preliminary remedial goals and potential remedial alternatives. It is unclear when a feasibility study report or final Record of Decision may be issued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator and are exchanging relevant information. The Company at present cannot predict when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage under certain of its insurance policies.

Other Proceedings
The Company was named as a defendant in a suit filed in June 2015 by a small group of homeowners in Missoula, Montana, whose homes are near the site of a former lumber mill and wood processing facility (the “White Pine Site”) that operated from approximately 1920 to 1996.  The suit alleges that the homeowners’ property was damaged by coming into contact with certain hazardous substances that migrated from the White Pine Site. The White Pine Site was owned and operated by a predecessor to Huttig Building Products, Inc. (“Huttig”), which was a subsidiary of the Company from 1968 until Huttig’s shares were distributed to the Company’s shareholders in 1999. Under the terms of the distribution agreement, Huttig retained the liability for its prior operations. The Company tendered the defense of this matter to Huttig, and Huttig has agreed to defend and indemnify the Company. In a related matter, Huttig filed suit against certain insurers who Huttig claims are obligated to provide insurance coverage for the environmental remediation costs and other damages caused by the operations at the White Pine Site. The Company was brought into that case in October 2015 as a third party defendant by two of the insurers seeking declaratory relief that no coverage obligations are owed to Huttig or the Company with respect to the White Pine Site. In late 2015 Huttig notified the Company of its intention to pursue an action against the Company for damages related to Huttig’s environmental liability at the White Pine Site and the scope of coverage under the Company’s historical insurance policies available to Huttig for such liability. Huttig has not yet made a formal claim or filed a lawsuit against the Company. As of December 31, 2015, no loss amount has been accrued in connection with any of these matters because a loss is not considered probable, nor can an amount be reasonably estimated, and the Company does not believe that any of these matters is likely to have a material impact on its consolidated results of operations, financial position or the cash flows of the Company.
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of December 31, 2015, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Note 11 - Acquisitions and Divestitures
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Costs
Acquisition-related costs were expensed as incurred. For the year ended December 31, 2015, the Company recorded $7.2 million of acquisition integration related charges and a $0.6 million restructuring gain (see additional discussion in Note 15). For the year ended December 31, 2014, the Company recorded $9.8 million of acquisition integration related charges, $4.8 million of inventory step-up and backlog amortization within cost of sales in the Consolidated Statement of Operations and $10.3 million of restructuring costs (see additional discussion in Note 15). For the year ended December 31, 2013, the Company recorded $22.8 million of transaction costs within the selling, general and administrative category in the Consolidated Statement of Operations. In addition, as part of the execution of regulatory remedies associated with the MEI acquisition, the Company sold a product line, which was formerly part of its Payment & Merchandising Technologies segment, to Suzo-Happ Group for $6.8 million and recorded a $2 million gain. Sales of this product line were $15.1 million in 2013.

Supplemental Pro-Forma Data (Unaudited):
MEI's results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on December 11, 2013. MEI contributed sales of approximately $25 million resulting in an operating loss of approximately $2 million for the period from the completion of the acquisition through December 31, 2013. The following unaudited supplemental pro forma data for the year ended December 31, 2013 presents consolidated information as if the acquisition had been completed on January 1, 2012 . There were no significant pro forma adjustments required for the year ended December 31, 2013. The pro forma results were calculated by combining the results of Crane Co. with the stand-alone results of MEI for the pre-acquisition periods, which were adjusted to account for certain costs which would have been incurred during this pre-acquisition period:

For the year ended December 31, (in millions)	2013
Net Sales	$2,936
Net income attributable to common shareholders	$242
Basic earnings per share	$4.18
Diluted earnings per share	$4.11
The unaudited supplemental pro-forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired MEI property, plant & equipment and intangible assets, transaction costs, interest expense related financing directly associated with the acquisition and the effect of required dispositions to meet regulatory approval.

Note 12 – Stock-Based Compensation Plans
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

Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for the Company’s common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant. Options granted in 2014 expire in 10 years. Options granted from 2004 to 2013 expire six years after the date of grant. All options granted to directors and options granted to officers and employees prior to 2014 and after 2014 expire ten years after date of grant. Options granted prior to January 29, 2007, became exercisable at a rate of 50% after the first year, 75% after the second year and 100% after the third year.
The Company determines the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2015, 2014 and 2013 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014	2013
Dividend yield	2.95%	2.50%	2.76%
Volatility	24.97%	27.49%	35.52%
Risk-free interest rate	1.32%	1.39%	0.76%
Expected lives in years	4.2	4.2	4.2
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
Activity in the Company’s stock option plans for the year ended December 31, 2015 was as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding at January 1, 2015	2,426	$50.52
Granted	749	58.19
Exercised	(356)	40.25
Canceled	(149)	52.58
Options outstanding at December 31, 2015	2,670	$53.69	5.15
Options exercisable at December 31, 2015	1,123	$48.94	2.71
~~T~~he weighted-average fair value of options granted during 2015, 2014 and 2013 was $9.80, $12.57 and $12.08, respectively. The total fair value of shares vested during 2015, 2014 and 2013 was $9.0 million, $9.6 million and $9.1 million, respectively. The total intrinsic value of options exercised during 2015, 2014 and 2013 was $7.9 million, $25.4 million and $26.2 million, respectively. The total cash received from these option exercises was $11.9 million, $20.5 million and $31.0 million, respectively, and the tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $1.6 million, $7.7 million and $6.4 million, respectively. The aggregate intrinsic value of exercisable options was $2.1 million, $12.5 million and $26.4 million as of December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $10.3 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.24 years.
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
Included in the Company’s share-based compensation was expense recognized for its restricted stock, restricted share unit and performance-based restricted share unit awards of $12.2 million, $10.9 million and $11.9 million in 2015, 2014 and 2013, respectively. As of December 31, 2015, there was $19.0 million of total future compensation cost related to restricted stock, restricted share unit and performance-based restricted share unit award over a weighted-average period of 1.15 years.
Changes in the Company’s restricted stock and restricted share units for the year ended December 31, 2015 were as follows:

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units at January 1, 2015	650	$52.92
Restricted Share Units granted	194	57.15
Restricted Share Units vested	(129)	51.30
Restricted Share Units forfeited	(45)	58.14
Performance-based Restricted Share Units granted	90	61.10
Performance-based Restricted Share Units vested	(97)	47.07
Performance-based Restricted Share Units forfeited	(9)	54.98
Restricted Stock and Restricted Share Units at December 31, 2015	654	$56.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Information
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reporting segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials.
The Fluid Handling segment is a provider of highly engineered fluid handling equipment for critical performance applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Other Products. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves is engaged primarily in the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, the municipal market. Other Products include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations, which provide high technology payment acceptance and dispensing products to original equipment manufacturers, including coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers and, Merchandising Systems, which provide merchandising equipment, including include food, snack and beverage vending machines and vending machine software and online solutions.
Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets.
Engineered Materials segment manufactures fiberglass-reinforced plastic panels and coils (“FRP”), primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by reportable segment is set forth below:

(in millions)	2015	2014	2013
Fluid Handling
Net sales	$1,091.3	$1,263.7	$1,288.6
Operating profit	125.4	181.6	194.9
Assets	888.0	963.2	996.1
Goodwill	218.7	227.3	239.2
Capital expenditures	10.0	14.0	16.3
Depreciation and amortization	12.6	14.5	15.7
Payment & Merchandising Technologies
Net sales	$703.0	$712.0	$380.6
Operating profit	101.4	69.1	34.8
Assets	1,178.0	1,210.1	1,383.0
Goodwill	575.2	589.9	635.8
Capital expenditures	9.8	11.4	4.7
Depreciation and amortization	34.5	41.6	17.5
Aerospace & Electronics
Net sales	$691.3	$696.0	$693.8
Operating profit	145.1	138.2	160.0
Assets	559.4	512.1	511.7
Goodwill	202.6	202.7	202.8
Capital expenditures	16.2	14.9	6.5
Depreciation and amortization	11.3	11.8	13.3
Engineered Materials
Net sales	$254.8	$253.3	$232.3
Operating profit	48.4	36.8	34.3
Assets	227.6	229.1	233.2
Goodwill	171.4	171.5	171.6
Capital expenditures	3.3	2.8	1.8
Depreciation and amortization	6.2	6.0	6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by reportable segment (continued):

(in millions)	2015	2014	2013
TOTAL NET SALES	$2,740.5	$2,925.0	$2,595.3
Operating profit (loss)
Reporting segments	$420.3	$425.7	$424.0
Corporate — before asbestos and environmental charges [a]	(47.5)	(53.6)	(76.1)
Corporate expense — environmental charges [b]	—	(55.8)	—
TOTAL OPERATING PROFIT	$372.9	$316.3	$347.9
Interest income	1.9	1.7	1.9
Interest expense	(37.6)	(39.2)	(26.5)
Miscellaneous — net [c]	(0.7)	2.4	2.7
INCOME BEFORE INCOME TAXES	$336.5	$281.2	$326.0
Assets
Reporting segments	$2,853.0	$2,914.5	$3,124.0
Corporate	488.6	536.3	435.6
TOTAL ASSETS	$3,341.6	$3,450.8	$3,559.6
Goodwill
Reporting segments	$1,167.9	$1,191.3	$1,249.3
Capital expenditures
Reporting segments	$39.3	$43.1	$29.3
Corporate	0.3	0.6	0.2
TOTAL CAPITAL EXPENDITURES	$39.6	$43.7	$29.5
Depreciation and amortization
Reporting segments	$64.6	$73.8	$52.5
Corporate	2.4	2.0	2.3
TOTAL DEPRECIATION AND AMORTIZATION	$67.0	$75.8	$54.8
a Includes $6.5 million for a settlement lawsuit recorded in 2014.
b Includes a $49.0 million charge related to an increase in the Company's liability expected at the Goodyear Site and a $6.8 million charge for expected remediation costs associated with a previously disclosed environmental site in Roseland, New Jersey in 2014.
c Includes $1.6 million loss on sale of a small business divested in 2014 and a $1.0 million gain on a real estate divestiture in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by geographic region:

(in millions) December 31,	2015	2014	2013
Net sales*
United States	$1,698.6	$1,719.4	$1,523.0
Canada	212.7	256.4	292.7
United Kingdom	350.9	372.1	290.6
Continental Europe	282.2	365.1	343.8
Other international	196.1	212.0	145.2
TOTAL NET SALES	$2,740.5	$2,925.0	$2,595.3
Assets*
United States	$1,648.3	$1,612.9	$1,692.8
Canada	160.8	197.6	206.1
Europe	599.2	662.2	756.0
Other international	444.7	441.8	469.1
Corporate	488.6	536.3	435.6
TOTAL ASSETS	$3,341.6	$3,450.8	$3,559.6
Tangible Assets*
United States	$642.0	$596.8	$657.3
Canada	111.5	138.8	140.9
Europe	335.7	363.9	418.5
Other international	278.8	270.2	249.1
Corporate	488.6	536.3	435.6
TOTAL TANGIBLE ASSETS	$1,856.6	$1,906.0	$1,901.4
* Net sales and assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net sales by product line for each segment:

(in millions) December 31,	2015	2014	2013
Fluid Handling
Process Valves and Related Products	$681.2	$805.1	$821.0
Commercial Valves	316.5	362.5	365.2
Other Products	93.7	96.3	102.5
Total Fluid Handling	$1,091.3	$1,263.7	$1,288.6

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$496.1	$512.5	$200.9
Merchandising Equipment	207.0	199.4	179.6
Total Payment & Merchandising Technologies	$703.0	$712.0	$380.6

Aerospace & Electronics
Commercial Original Equipment	$349.3	$350.7	$340.5
Military and Other Original Equipment	152.6	159.1	166.5
Commercial Aftermarket Products	132.1	133.9	133.1
Military Aftermarket Products	57.1	52.3	53.7
Total Aerospace & Electronics	$691.3	$696.0	$693.8

Engineered Materials
FRP - Recreational Vehicles	$133.9	$133.6	$113.6
FRP - Building Products	83.1	81.7	84.0
FRP - Transportation	37.8	38.1	34.7
Total Engineered Materials	$254.8	$253.3	$232.3

Total Net Sales	$2,740.5	$2,925.0	$2,595.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Quarterly Results (Unaudited)

(in millions, except per share data) For year ended December 31,	First	Second		Third		Fourth		Year
2015
Net sales	$678.8	$711.2		$669.9		$680.6		$2,740.5
Cost of sales	442.0	470.7		431.7		441.7		$1,786.1
Gross profit	236.8	240.5		238.2		238.9		954.4
Operating profit	86.0	90.2		93.2		103.5		372.9
Net income attributable to common shareholders	51.1	55.8		56.9		65.1		228.9
Earnings per basic share:						—
Net income attributable to common shareholders	$0.88	$0.96		$0.98		$1.12		$3.94
Earnings per diluted share:						—
Net income attributable to common shareholders	$0.87	$0.95		$0.97		$1.10		$3.89

2014
Net sales	$716.8	$750.1		$727.4		$730.7		$2,925.0
Cost of sales	462.7	488.0		476.3		481.7		$1,908.7
Gross profit	254.1	262.1		251.1		249.0		1,016.3
Operating profit	81.4	97.6	(a)	47.7	(c)	89.6		316.3
Net income attributable to common shareholders	48.7	59.7	(b)	28.1	(d)	56.2	(e)	192.7
Earnings per basic share:
Net income attributable to common shareholders	$0.83	$1.01		$0.48		$0.96		$3.28
Earnings per diluted share:
Net income attributable to common shareholders	$0.82	$1.00		$0.47		$0.95		$3.23

(a)	Includes a $6.5 million charge related to the settlement of the environmental lawsuits by certain homeowners in Roseland, New Jersey.

(b)	Includes the impact of item (a) cited above, net of tax and $1.1 million loss on divestiture of a small business.

(c)
Includes a $49.0 million charge related to an increase in the Company's liability at the Goodyear Site, and $6.8 million charge for expected remediation costs associated with an environmental site in Roseland, New Jersey.

(d)	Includes the impact of item (c) cited above, net of tax and $0.7 million gain on divestiture of real estate.

(e)	Includes a $3.5 million gain on divestiture of real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Restructuring and Related Costs
The following table summarizes the restructuring costs associated with repositioning and acquisition-related actions noted below:

(in millions)	Costs Incurred in 2015	Total Costs Incurred Through December 31, 2015
2014 Repositioning Actions	$(0.2)	$18.7
2015 Repositioning Actions	8.6	8.6
Acquisition-Related Restructuring	(0.6)	9.7
Total Restructuring	$7.8	$37.0

2014 Repositioning Actions
The Company recorded total pre-tax restructuring charges of $18.7 million (a gain of $0.2 million in 2015 and a charge of $18.9 million in 2014) related to the consolidation of a facility in Europe in the Fluid Handling segment and certain facility consolidation activities in the Aerospace & Electronics segment. The Company expects these repositioning actions to result in workforce reductions of approximately 320 employees, or about 3% of the Company’s global workforce.

The following table summarizes the restructuring charges by cost type and segment:

(in millions)	Costs Incurred in 2015	Total Costs Incurred Through December 31, 2015
Fluid Handling
Severance	$(0.6)	$11.6
Other	—	0.2
Asset write-down	—	0.2
Gain on sale of asset	(0.4)	(0.4)
Total Fluid Handling Restructuring	(1.0)	11.6
Aerospace & Electronics
Severance	$(2.0)	$2.2
Asset write-down	0.2	0.2
Other	0.5	2.6
Total Aerospace & Electronics Restructuring	(1.3)	5.0
Corporate
Asset write-down	$2.1	$2.1
Total Corporate Restructuring	2.1	2.1
Total Restructuring	$(0.2)	$18.7
In addition to the restructuring costs summarized above, the Company recorded $5.4 million ($2.8 million in 2015 and $2.6 million in 2014) and $1.6 million ($0.4 million in 2015 and $1.2 million in 2014) for additional costs incurred as a direct result of the facility consolidations within the Fluid Handling segment and Aerospace & Electronics segment, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at December 31, 2015
Fluid Handling
Severance	$10.7	$(0.6)	$(8.8)	$1.3
Total Fluid Handling	$10.7	$(0.6)	$(8.8)	$1.3

Aerospace & Electronics
Severance	$1.9	$(2.0)	$0.1	$—
Other	0.5	0.5	(1.0)	—
Total Aerospace & Electronics	$2.4	$(1.5)	$(0.9)	$—
Total Restructuring	$13.1	$(2.1)	$(9.7)	$1.3
The Company does not expect any further significant costs associated with these actions.
2015 Repositioning Actions
The Company initiated incremental restructuring activities and recorded pre-tax restructuring charges of $8.6 million in 2015. The Company expects these actions to result in workforce reductions of approximately 125 employees, or about 1%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and segment:

(in millions)	Costs Incurred in 2015	Total Costs Incurred Through December 31, 2015
Fluid Handling
Severance	$7.9	$7.9
Aerospace & Electronics
Severance	0.7	0.7
Total Restructuring	$8.6	$8.6
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at December 31, 2015
Fluid Handling
Severance	$—	$7.9	$(3.8)	$4.1
Aerospace & Electronics
Severance	$—	$0.7	$(0.6)	$0.1
Total Restructuring	$—	$8.6	$(4.4)	$4.2
The Company does not expect any further significant costs associated with these actions.

Acquisition-Related Restructuring
The Company recorded total pre-tax restructuring charges of $9.7 million ( a gain of $0.6 million in 2015 and a charge of $10.3 million in 2014) related to the December 2013 acquisition of MEI within the Company's Payment & Merchandising Technologies segment. The Company expects these actions to result in workforce reductions of approximately 240 employees, or less than 2% of the Company’s global workforce.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the restructuring charges by cost type and segment:

Acquisition-Related Restructuring (in millions)	Costs Incurred in 2015	Total Costs Incurred Through December 31, 2015
Payment & Merchandising Technologies
Severance	$3.6	$13.8
Other	0.2	0.2
Asset write-down	—	0.1
Pension curtailment gain	(4.4)	(4.4)
Total Restructuring	$(0.6)	$9.7

The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2014	Expense	Utilization	Balance at December 31, 2015
Payment & Merchandising Technologies
Severance	$7.0	$3.6	$(4.3)	$6.3
Other	—	0.2	(0.2)	—
Total Restructuring	$7.0	$3.8	$(4.5)	$6.3
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
Change in Internal Controls over Financial Reporting. During the fiscal quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2015. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Crane Co.
Stamford, CT
We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the "Company") as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Responsibility for Financial Reporting” appearing in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Stamford, CT
February 23, 2016

Item 9B. Other Information
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2016 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 14, 2016 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2016 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2016 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2016.

As of December 31, 2015:	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan	1,235.8	$60.96	7,084.3
2009 Stock Incentive Plan (and predecessor plans)	1,368.9	47.73	—
2009 Non-employee Director Stock Compensation Plan (and predecessor plans)	64.0	40.85	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,668.7	$53.69	7,084.3

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2016 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2016.

Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2016 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 14, 2016.

Item 15. Exhibits and Financial Statement Schedules
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

(4)(b)(2)	Form of Note for 2.750% Notes due 2018 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(4)(b)(3)	Form of Note for 4.450% Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on December 13, 2013).

(10)	Material Contracts:

10(a)	Second Restated Credit Agreement dated as of May 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 21, 2012).

10(b)	Amendment No. 1 to Second Restated Credit Agreement, dated as of March 22, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 27, 2013).

10(c)	Amendment No. 2 to Second Restated Credit Agreement, dated as of May 27, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 25, 2015).

10(d)
Form of Commercial Paper dealer Agreement executed between Crane Co, as issuer and the Dealer party there to (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2015).

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

(m)	Agreement between the Company and Robert S. Evans dated January 24, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

(n)
Time Sharing Agreement dated as of December 7, 2009, between the Company and R.S. Evans (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

(o)	Time-sharing Agreement dated January 31, 2014 between the Company and Max H. Mitchell (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2014).

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

By /s/ Max H. Mitchell
Max H. Mitchell President, Chief Executive Officer and Director Date 2/23/2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ Max H. Mitchell	/s/ R.A. MAUE	/s/ R.A. MAUE
Max H. Mitchell President, Chief Executive Officer and Director	R.A. Maue Vice President - Finance Chief Financial Officer (Principal Financial Officer)	R.A. Maue Vice President - Finance Chief Financial Officer (Principal Accounting Officer)
Date 2/23/2016	Date 2/23/2016	Date 2/23/2016
Directors

/s/ R.S. EVANS	/s/ MARTIN R. BENANTE	/s/ E.THAYER BIGELOW
R.S. Evans, Chairman of the Board	Martin R. Benante	E. Thayer Bigelow
Date 2/22/2016	Date 2/22/2016	Date 2/22/2016

/s/ DONALD G. COOK	/s/ RICHARD S. FORTE	/s/ RONALD C. LINDSAY
Donald G. Cook	Richard S. Forte	Ronald C. Lindsay
Date 2/22/2016	Date 2/22/2016	Date 2/22/2016

/s/ PHILIP R. LOCHNER, JR.	/s/ ELLEN MCCLAIN	/s/ PETER O. SCANNELL
Philip R. Lochner, Jr.	Ellen McClain	Peter O. Scannell
Date 2/22/2016	Date 2/22/2016	Date 2/22/2016

/s/ JENNIFER M. POLLINO	/s/ JAMES L.L. TULLIS
Jennifer M. Pollino	James L.L. Tullis
Date 2/22/2016	Date 2/22/2016