Form 10-Q
period 2016-06-30
CRANE CO /DE/
filed 2016-08-03
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2016
Common stock, $1.00 Par Value – 58,399,748 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$712.2	$711.2	$1,372.2	$1,390.0
Operating costs and expenses:
Cost of sales	449.1	470.7	875.2	912.8
Selling, general and administrative	160.5	141.7	309.3	290.3
Restructuring (gain) charge	—	6.8	(0.4)	7.3
Acquisition integration related charges	—	1.8	—	3.4
Operating profit	102.6	90.2	188.1	176.2
Other income (expense):				—
Interest income	0.5	0.5	1.0	1.0
Interest expense	(9.2)	(9.5)	(18.3)	(19.4)
Miscellaneous - net	(0.3)	0.4	(0.6)	—
	(9.0)	(8.6)	(17.9)	(18.4)
Income before income taxes	93.6	81.5	170.2	157.8
Provision for income taxes	25.2	25.7	46.6	50.6
Net income before allocation to noncontrolling interests	68.4	55.9	123.6	107.2
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.1	0.3	0.4
Net income attributable to common shareholders	$68.2	$55.8	$123.3	$106.8
Earnings per basic share	$1.17	$0.96	$2.11	$1.84
Earnings per diluted share	$1.15	$0.95	$2.09	$1.82
Average basic shares outstanding	58.3	58.0	58.3	58.0
Average diluted shares outstanding	59.2	58.8	59.0	58.8
Dividends per share	$0.33	$0.33	$0.66	$0.66

See Notes to Condensed Consolidated Financial Statements

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income before allocation to noncontrolling interests	$68.4	$55.9	$123.6	$107.2
Other comprehensive income (loss), net of tax
Currency translation adjustment	(15.0)	26.7	16.8	(44.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.9	1.9	3.8	3.9
Other comprehensive (loss) income	(13.1)	28.6	20.6	(40.3)
Comprehensive income before allocation to noncontrolling interests	55.3	84.5	144.2	66.9
Less: Noncontrolling interests in comprehensive income (loss)	—	0.2	0.3	0.3
Comprehensive income attributable to common shareholders	$55.3	$84.3	$143.9	$66.6
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$408.9	$363.5
Accounts receivable, net	435.2	397.6
Current insurance receivable - asbestos	20.5	20.5
Inventories, net:
Finished goods	109.7	102.3
Finished parts and subassemblies	53.0	46.9
Work in process	65.4	60.7
Raw materials	161.3	167.0
Inventories, net	389.4	376.9
Current deferred tax asset	33.5	27.5
Other current assets	21.0	17.5
Total current assets	1,308.5	1,203.5
Property, plant and equipment:
Cost	829.0	809.5
Less: accumulated depreciation	547.3	533.5
Property, plant and equipment, net	281.7	276.0
Long-term insurance receivable - asbestos	100.6	108.7
Long-term deferred tax assets	146.3	162.4
Other assets	109.2	101.3
Intangible assets, net	309.2	317.1
Goodwill	1,176.9	1,167.9
Total assets	$3,432.4	$3,336.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2016	December 31, 2015
Liabilities and equity
Current liabilities:
Short-term borrowings	$100.9	$49.6
Accounts payable	205.9	223.3
Current asbestos liability	75.0	75.0
Accrued liabilities	215.3	218.6
U.S. and foreign taxes on income	4.5	6.3
Total current liabilities	601.6	572.8
Long-term debt	745.0	744.6
Accrued pension and postretirement benefits	224.4	235.4
Long-term deferred tax liability	52.5	50.0
Long-term asbestos liability	436.7	470.5
Other liabilities	102.4	112.8
Total liabilities	2,162.6	2,186.1
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	267.4	263.6
Retained earnings	1,759.2	1,674.3
Accumulated other comprehensive loss	(356.1)	(376.7)
Treasury stock	(484.8)	(494.2)
Total shareholders’ equity	1,258.1	1,139.4
Noncontrolling interests	11.7	11.4
Total equity	1,269.8	1,150.8
Total liabilities and equity	$3,432.4	$3,336.9

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(14,039,832)	(14,317,102)
Common stock outstanding	58,386,307	58,109,037
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
Operating activities:
Net income attributable to common shareholders	$123.3	$106.8
Noncontrolling interests in subsidiaries’ earnings	0.3	0.4
Net income before allocation to noncontrolling interests	123.6	107.2
Restructuring - Non Cash	—	1.4
Depreciation and amortization	34.1	33.9
Stock-based compensation expense	11.4	10.8
Defined benefit plans and postretirement credit	(4.8)	(3.6)
Deferred income taxes	7.6	8.0
Cash used for operating working capital	(81.1)	(54.7)
Defined benefit plans and postretirement contributions	(4.4)	(8.2)
Environmental payments, net of reimbursements	(6.6)	(7.6)
Asbestos related payments, net of insurance recoveries	(25.7)	(24.8)
Other	(2.3)	(16.4)
Total provided by operating activities	51.8	46.0
Investing activities:
Capital expenditures	(26.6)	(20.1)
Proceeds from disposition of capital assets	0.7	1.9
Total used for investing activities	(25.9)	(18.2)
Financing activities:
Dividends paid	(38.5)	(38.3)
Reacquisition of shares on open market	—	(25.0)
Stock options exercised - net of shares reacquired	2.2	7.0
Excess tax shortfall from stock-based compensation	—	(0.2)
Repayment of credit facility	—	(100.0)
Proceeds from issuance of commercial paper	51.3	121.9
Total provided by (used for) financing activities	15.0	(34.6)
Effect of exchange rates on cash and cash equivalents	4.5	(13.3)
Increase (decrease) in cash and cash equivalents	45.4	(20.0)
Cash and cash equivalents at beginning of period	363.5	346.3
Cash and cash equivalents at end of period	$408.9	$326.3
Detail of cash used for working capital:
Accounts receivable	$(38.2)	$(27.8)
Inventories	(14.8)	(24.4)
Other current assets	(3.7)	(5.4)
Accounts payable	(18.3)	(13.9)
Accrued liabilities	(3.1)	8.1
U.S. and foreign taxes on income	(3.0)	8.7
Total	$(81.1)	$(54.7)
Supplemental disclosure of cash flow information:
Interest paid	$18.3	$19.3
Income taxes paid	$41.9	$23.6
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
Recent Accounting Pronouncements - Not Yet Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued amended guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for the fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating when to adopt the new standard, and the impact the amended guidance will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The amended guidance simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This amended guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption permitted. The Company is currently evaluating when to adopt the new standard, and the impact the amended guidance will have on its consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued amended guidance, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption permitted. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

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
Recent Accounting Pronouncements - Adopted

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment was effective for periods beginning after December 15, 2015. The Company adopted the provisions of this guidance in the first quarter of 2016 and applied it retrospectively to prior periods. The impact on the Company's consolidated financial statements is summarized below:

Consolidated Balance Sheets as of December 31, 2015 (in millions):

Financial Statement Line	As Previously Reported	Adjustments to Debt Issuance Costs	As Revised
Other assets	$106.0	$(4.7)	$101.3
Total assets	3,341.6	(4.7)	3,336.9
Long-term debt	749.3	(4.7)	744.6
Total liabilities and equity	3,341.6	(4.7)	3,336.9

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

Note 2 - Segment Results
The Company’s segments are reported on the same basis used internally for evaluating performance and for allocating resources. The Company has four reportable segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2016		2015	2016		2015
Net sales
Fluid Handling	$265.9		$291.8	$513.9		$567.3
Payment & Merchandising Technologies	192.6		186.5	364.5		358.4
Aerospace & Electronics	189.2		167.1	361.0		328.7
Engineered Materials	64.5		65.8	132.8		135.5
Total	$712.2		$711.2	$1,372.2		$1,390.0
Operating profit (loss)
Fluid Handling	$35.4		$32.5	$60.8		$66.8
Payment & Merchandising Technologies	34.5		26.1	62.5		47.3
Aerospace & Electronics	38.6		31.7	71.7		61.7
Engineered Materials	13.5		12.2	27.2		26.4
Corporate	(19.4)	*	(12.3)	(34.1)	*	(26.1)
Total	102.6		90.2	188.1		176.2
Interest income	0.5		0.5	1.0		1.0
Interest expense	(9.2)		(9.5)	(18.3)		(19.4)
Miscellaneous - net	(0.3)		0.4	(0.6)		—
Income before income taxes	$93.6		$81.5	$170.2		$157.8
* Includes a $5 million legal settlement charge.

	As of
	June 30,	December 31,
(in millions)	2016	2015
Assets
Fluid Handling	$903.1	$888.0
Payment & Merchandising Technologies	1,231.7	1,178.0
Aerospace & Electronics	580.8	559.4
Engineered Materials	232.7	227.6
Corporate	484.1	483.9
Total	$3,432.4	$3,336.9

	As of
	June 30,	December 31,
(in millions)	2016	2015
Goodwill
Fluid Handling	$217.7	$218.7
Payment & Merchandising Technologies	585.4	575.2
Aerospace & Electronics	202.4	202.6
Engineered Materials	171.4	171.4
Total	$1,176.9	$1,167.9

The table below presents net sales by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2016	2015	2016	2015
Fluid Handling
Process Valves and Related Products	$165.9	$182.9	$321.0	$358.6
Commercial Valves	76.5	82.9	148.9	162.5
Other Products	23.5	26.0	44.0	46.2
Total Fluid Handling	$265.9	$291.8	$513.9	$567.3

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$132.4	$131.4	$249.9	$255.3
Merchandising Equipment	60.2	55.1	114.6	103.1
Total Payment & Merchandising Technologies	$192.6	$186.5	$364.5	$358.4

Aerospace & Electronics
Commercial Original Equipment	$92.1	$89.0	$182.1	$175.5
Military and Other Original Equipment	49.0	34.0	89.6	67.1
Commercial Aftermarket Products	34.0	32.0	64.4	63.7
Military Aftermarket Products	14.1	12.1	24.8	22.4
Total Aerospace & Electronics	$189.2	$167.1	$361.0	$328.7

Engineered Materials
FRP - Recreational Vehicles	$32.1	$34.5	$67.2	$73.4
FRP - Building Products	22.9	21.1	45.4	42.3
FRP - Transportation	9.5	10.2	20.2	19.8
Total Engineered Materials	$64.5	$65.8	$132.8	$135.5

Total Net Sales	$712.2	$711.2	$1,372.2	$1,390.0

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to common shareholders	$68.2	$55.8	$123.3	$106.8

Average basic shares outstanding	58.3	58.0	58.3	58.0
Effect of dilutive stock options	0.9	0.8	0.7	0.8
Average diluted shares outstanding	59.2	58.8	59.0	58.8

Earnings per basic share	$1.17	$0.96	$2.11	$1.84
Earnings per diluted share	$1.15	$0.95	$2.09	$1.82

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (1.2 million and 1.3 million average options were excluded for the second quarter of 2016 and 2015, respectively, and 1.3 million and 1.0 million average options for the first half of 2016 and 2015, respectively).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income
A summary of the changes in equity for the six months ended June 30, 2016 and 2015 is provided below:

	Six Months Ended June 30,
	2016			2015
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,139.4	$11.4	$1,150.8	$1,059.8	$10.8	$1,070.6
Dividends	(38.5)	—	(38.5)	(38.3)	—	(38.3)
Reacquisition on open market	—	—	—	(25.0)	—	(25.0)
Exercise of stock options, net of shares reacquired	2.2	—	2.2	7.0	—	7.0
Stock compensation expense	11.4	—	11.4	10.8	—	10.8
Excess tax shortfall from stock based compensation	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Net income	123.3	0.3	123.6	106.8	0.4	107.2
Other comprehensive income (loss)	20.6	—	20.6	(40.2)	(0.1)	(40.3)
Comprehensive income (loss)	143.9	0.3	144.2	66.6	0.3	66.9
Balance, end of period	$1,258.1	$11.7	$1,269.8	$1,080.7	$11.1	$1,091.8
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2015	$(266.2)	$(110.6)	$(376.7)
Other comprehensive loss before reclassifications	0.2	16.8	17.0
Amounts reclassified from accumulated other comprehensive income	3.6	—	3.6
Net current-period other comprehensive income (loss)	3.8	16.8	20.6
Balance as of June 30, 2016	$(262.4)	$(93.8)	$(356.1)

* Net of tax benefit of $108.4 million and $109.8 million for June 30, 2016 and December 31, 2015, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended June 30, 2016 and 2015.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended June 30,
	2016	2015
Amortization of defined benefit pension items:
Prior-service costs	$(0.2)	$(0.2)
$(0.3) and $(0.3) has been recorded within Cost of Sales for the three months ended June 30, 2016 and 2015, respectively, and $0.1 and $0.1 has been recorded within General & Administrative for the three months ended June 30, 2016 and 2015, respectively

Net loss (gain)	2.9	3.1
$3.9 and $4.2 has been recorded within Cost of Sales for the three months ended June 30, 2016 and 2015, respectively, and ($1.0) and ($1.1) has been recorded within General & Administrative for the three months ended June 30, 2016 and 2015, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.1)	(0.1)	Recorded within Selling, General & Administrative
	$2.5	$2.7	Total before tax
	0.7	0.8	Tax benefit
Total reclassifications for the period	$1.8	$1.9	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the six month periods ended June 30, 2016 and 2015.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2016	2015
Amortization of defined benefit pension items:
Prior-service costs	$(0.4)	$(0.1)
$(0.5) and $(0.2) has been recorded within Cost of Sales for the six months ended June 30, 2016 and 2015, respectively, and $0.1 and $0.1 has been recorded within General & Administrative for the six months ended June 30, 2016 and 2015, respectively

Net loss (gain)	5.8	6.2
$7.9 and $8.4 has been recorded within Cost of Sales for the six months ended June 30, 2016 and 2015, respectively, and ($2.1) and ($2.2) has been recorded within General & Administrative for the six months ended June 30, 2016 and 2015, respectively

Amortization of other postretirement items:
Prior-service costs	(0.2)	(0.1)	Recorded within Selling, General & Administrative
Net loss (gain)	(0.2)	(0.3)	Recorded within Selling, General & Administrative
	$5.0	$5.7	Total before tax
	1.4	1.8	Tax benefit
Total reclassifications for the period	$3.6	$3.9	Net of tax

Note 5 - Acquisitions
On December 11, 2013, the Company completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, "MEI"), a leading provider of payment solutions for unattended transaction systems, serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI has been integrated into the Company's Crane Payment Innovations ("CPI") business within its Payment & Merchandising Technologies segment.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended June 30, 2015, the Company recorded $1.8 million of acquisition integration related charges. For the six months ended June 30, 2015, the Company recorded $3.4 million of acquisition integration related charges and $0.2 million of restructuring costs. See additional discussion in Note 14.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At June 30, 2016, the Company had seven reporting units.
When performing its annual impairment assessment, the Company compares the fair value of each of its reporting units to its respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of the Company’s most recent annual impairment assessment, ranged between 10.0% and 12.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing the Company’s reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate its discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While the Company believes it has made reasonable estimates and assumptions to calculate the fair value of its reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2015, the Company applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease still resulted in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in millions)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$1,167.9	$1,193.3
Currency translation and other	9.0	(23.4)
Balance at end of period	$1,176.9	$1,167.9

Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance at beginning of period, net of accumulated amortization	$317.1	$353.5
Amortization expense	(15.4)	(31.5)
Currency translation and other	7.5	(4.9)
Balance at end of period, net of accumulated amortization	$309.2	$317.1
As of June 30, 2016, the Company had $309.2 million of net intangible assets, of which $27.5 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		June 30, 2016			December 31, 2015
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.4	$88.2	$52.1	$36.1	$88.3	$51.4	$36.9
Customer relationships and backlog	15.7	403.9	145.6	258.3	395.7	132.9	262.8
Drawings	37.9	11.1	10.2	0.9	11.1	10.1	1.0
Other	12.8	61.3	47.4	13.9	61.8	45.4	16.4
Total	15.9	$564.5	$255.3	$309.2	$556.9	$239.8	$317.1
Amortization expense for these intangible assets is currently estimated to be approximately $15.5 million in total for the remainder of 2016, $29.8 million in 2017, $27.0 million in 2018, $24.4 million in 2019, $21.2 million in 2020 and $163.8 million in 2021 and thereafter.

Note 7 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2016	December 31, 2015
Employee related expenses	$79.9	$83.1
Warranty	15.3	15.1
Advanced payment from customers	33.0	29.1
Other	87.1	91.3
Total	$215.3	$218.6
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in Cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$15.1	$15.5
Expense	7.4	12.1
Payments / deductions	(6.8)	(12.7)
Currency translation	(0.4)	0.2
Balance at end of period	$15.3	$15.1

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2016, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2016	2015	2016	2015	2015
Beginning claims	40,649	44,587	41,090	47,507	47,507
New claims	662	658	1,642	1,291	2,572
Settlements	(147)	(313)	(541)	(521)	(954)
Dismissals	(2,500)	(2,880)	(3,527)	(6,225)	(8,035)
Ending claims	38,664	42,052	38,664	42,052	41,090

Of the 38,664 pending claims as of June 30, 2016, approximately 18,400 claims were pending in New York, approximately 3,300 claims were pending in Texas, approximately 5,100 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury's liability findings but reducing the award of damages to $8 million. At plaintiffs' request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law. The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company appealed to the New York Court of Appeals. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, is presently in the amount of $6.6 million. It is not certain how or when the Court's decision in Dummitt and Suttner (see below) will affect the Company's other pending appeals in New York state.
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs' damages of $3 million. The Company filed post-trial motions requesting judgment in the Company's favor notwithstanding the jury's verdict, which were denied. The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied. The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, is presently in the amount of $0.2 million.
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
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. The Company filed post-trial motions requesting judgments in the Company's favor notwithstanding the jury's verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. The Company has appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court's ruling. The Supreme Court of Pennsylvania has accepted the Company’s petition for review, and has scheduled argument for September 13, 2016.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company has appealed. The Company has taken a separate appeal of the trial court’s denial of its summary judgment motion. The Court has consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016 the Company supplemented its briefing based on the New York Court of Appeals Dummitt/Suttner decision.
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. Post-trial motions were denied, and the court entered judgment in the amount of $1.7 million. On June 12, 2015, the Appellate Division, Fourth Department, affirmed the trial court's ruling denying the Company's motion for summary judgment. The court denied reargument of that ruling. The Company pursued a further appeal of the trial court rulings and judgment, which was argued on May 16, 2016. On July 8, 2016, the Court vacated the judgment and granted the Company a new trial on the issue of whether the Company is subject to joint-and-several liability under New York law.
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
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30 percent share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. The Company argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied the Company's request and entered judgment in the amount of $0.4 million. The Company has filed post-trial motions and will pursue an appeal if necessary.
On April 22, 2016, a Phoenix, Arizona federal court jury found the Company responsible for a 20 percent share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against the Company in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against the Company in the amount of $6.8 million. The Company has filed post-trial motions and will pursue an appeal if necessary.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2016 and 2015 totaled $37.8 million. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2016 and 2015 totaled $25.7 million and $24.8 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2016	2015	2016	2015	2015
Settlement / indemnity costs incurred (1)	$4.4	$8.9	$15.7	$16.7	$27.7
Defense costs incurred (1)	12.1	10.6	22.1	21.1	41.7
Total costs incurred	$16.5	$19.5	$37.8	$37.8	$69.4

Settlement / indemnity payments	$8.4	$5.6	$13.5	$11.1	$24.5
Defense payments	11.7	12.5	20.3	20.6	43.5
Insurance receipts	(5.2)	(4.0)	(8.1)	(6.9)	(18.1)
Pre-tax cash payments	$14.9	$14.1	$25.7	$24.8	$49.9

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2016, the Company has resolved (by settlement or dismissal) approximately 120,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $468 million, for an average settlement cost per resolved claim of approximately $3,900. The average settlement cost per claim resolved during the years ended December 31, 2015, 2014 and 2013 was $3,100, $3,800 and $3,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through June 30, 2016, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2016. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. As noted above, the Company continues to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether the existing forecast period is appropriate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $512 million as of June 30, 2016. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2016 was $75 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $121 million as of June 30, 2016.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2016 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New Jersey (the "Roseland Site"), each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $55.7 million as of June 30, 2016, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2016, the Company has recorded a receivable of $12.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947 about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (referred to as the “AUS-OU”), which includes an area where the Company maintained operations, pursuant to an Administrative Order on Consent. Work on interim deliverables for the feasibility study is reportedly underway, including discussions intended to define preliminary remedial goals and potential remedial alternatives. It is unclear when a feasibility study report or final Record of Decision may be issued.

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator and are exchanging relevant information. The Company at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage, subject to reservations of rights, under certain of its insurance policies.

Other Proceedings
The Company was named as a defendant in a suit filed in June 2015 by a small group of homeowners in Missoula, Montana, whose homes are near the site of a former lumber mill and wood processing facility (the “White Pine Site”) that operated from approximately 1920 to 1996.  The suit alleges that the homeowners’ property was damaged by coming into contact with certain hazardous substances that migrated from the White Pine Site. The White Pine Site was owned and operated by a predecessor to Huttig Building Products, Inc. (“Huttig”), which was a subsidiary of the Company from 1968 until Huttig’s shares were distributed to the Company’s shareholders in 1999. Under the terms of the distribution agreement, Huttig retained the liability for its prior operations. The Company tendered the defense of this matter to Huttig, and Huttig has agreed to defend and indemnify the Company. In a related matter, Huttig filed suit against certain insurers who Huttig claims are obligated to provide insurance coverage for the environmental remediation costs and other damages caused by the operations at the White Pine Site. The Company was brought into that case in October 2015 as a third party defendant by two of the insurers seeking declaratory relief that no coverage obligations are owed to Huttig or the Company with respect to the White Pine Site. In late 2015, Huttig notified the Company of its intention to pursue an action against the Company for damages related to Huttig’s environmental liability at the White Pine Site and the scope of coverage under the Company’s historical insurance policies available to Huttig for such liability. The Company settled its dispute with Huttig in exchange for a complete release by Huttig of all claims against the Company in connection with the distribution agreement, and a release by Huttig of any and all rights it has or may have had under any of the Company’s insurance policies. As a result of this settlement, the Company recorded a $5 million net pre-tax charge in the three months ended June 30, 2016. In addition, Huttig retained all of its indemnity obligations to the Company as set forth in the distribution agreement, including its indemnity obligations relating to the White Pine Site.
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of June 30, 2016, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term.

Note 9 - Pension Benefits

The components of net periodic cost are as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2016	2015	2016	2015
Service cost	$1.2	$1.2	$2.3	$2.7
Interest cost	8.2	9.4	16.4	19.0
Expected return on plan assets	(14.5)	(15.4)	(28.9)	(31.2)
Amortization of prior service cost	(0.2)	(0.2)	(0.4)	(0.1)
Amortization of net loss (gain)	2.9	3.1	5.8	6.2
Net periodic cost	$(2.4)	$(1.9)	$(4.8)	$(3.4)
The Company expects, based on current actuarial calculations, to contribute approximately $8.0 million to its defined benefit plans, of which $4.1 million has been contributed during the first six months of 2016. The Company contributed $17.0 million to its defined benefit plans in 2015. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.

Effective Tax Rates

The Company’s effective tax rates are as follows:

	2016	2015
Three months ended June 30,	27.0%	31.5%
Six months ended June 30,	27.4%	32.1%

The Company’s effective tax rate for the three months ended June 30, 2016 is lower than the prior year’s comparable period primarily due to:

•	Inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	A greater U.S. federal tax benefit on domestic manufacturing activities, and

•	The resolution of a tax examination

These items were partially offset by a higher amount of statutorily non-deductible expenses in 2016.

The Company’s effective tax rate for the six months ended June 30, 2016 is lower than the prior year’s comparable period primarily for the reasons described above plus the impact changes in Japanese tax law had on the Company’s deferred tax balances in 2016 (favorable) and tax carryforwards in 2015 (unfavorable).

The Company’s effective tax rates for both the three and six months ended June 30, 2016 are lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impact of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities, the U.S. federal research credit and the resolution of a tax examination. These items are partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits

During the three and six months ended June 30, 2016, the Company’s gross unrecognized tax benefits decreased by $2.7 million and $1.9 million, respectively, primarily as a result of settlements with taxing authorities partially offset by tax positions taken in the current period. During the three and six months ended June 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate decreased by $2.9 million and $1.9 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2016, the Company recognized $(0.1) million and $0.3 million, respectively, of interest and penalty (income) / expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations. At June 30, 2016 and December 31, 2015, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Condensed Consolidated Balance Sheets was $6.1 million and $5.8 million, respectively.

During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by $3.4 million due to the expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations

The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The IRS has completed its examination of the Company’s consolidated federal income tax returns for the years 2010 through 2012. While the Company did not have to record additional tax expense due to prior accruals, it paid $0.2 million of additional taxes and $1.4 million of tax credits previously utilized were eliminated. The Company’s consolidated federal income tax returns for 2013 and 2014 remain subject to examination.

The IRS is currently examining an acquired subsidiary’s consolidated federal income tax return for 2013. In addition, acquired subsidiaries’ federal return (2012) and tax carry forwards (2006 through 2012) remain subject to IRS examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2010. Currently the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2008 through 2012), Canada (2013 and 2014) and California (2010 and 2011).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of June 30, 2016 and December 31, 2015:

(in millions)	June 30, 2016	December 31, 2015
Long-term debt consists of:
2.75% notes due 2018
Principal amount	$250.0	$250.0
Less debt issuance costs (See Note 1)	(1.0)	(1.2)
Carrying Value	$249.0	$248.8

4.45% notes due 2023
Principal amount	$300.0	$300.0
Less debt issuance costs (See Note 1)	(2.0)	(2.1)
Carrying Value	$298.0	$297.9

6.55% notes due 2036
Principal Amount	$200.0	$200.0
Less unamortized discount	(0.7)	(0.7)
Less debt issuance costs (See Note 1)	(1.3)	(1.4)
Carrying Value	$198.0	$197.9

Total long-term debt	$745.0	$744.6

Short-term borrowings consists of:
Commercial paper	$100.9	$49.0
Other	—	0.6
Total short-term borrowings	$100.9	$49.6

On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least on equal terms with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes. At June 30, 2016, Notes with a principal amount of $100.9 million were outstanding.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of and for the period ended June 30, 2016, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $29 million and $38 million as of June 30, 2016 and December 31, 2015, respectively. The settlement of derivative contracts for the three months June 30, 2015 resulted in net cash outflow $12.0 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2016 and December 31, 2015, the Company's receivable position for the foreign exchange contracts was $0.5 million and $0 million, respectively. As of June 30, 2016 and December 31, 2015, the Company's payable position for the foreign exchange contracts was $0.8 million and $0.4 million, respectively.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$0.5	$—	$0.5	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$0.8	$—	$0.8	$—	$0.4	$—	$0.4

Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $820.5 million and $791.1 million at June 30, 2016 and December 31, 2015, respectively.

Note 14 - Restructuring
The following table summarizes the restructuring (gains) costs associated with repositioning and acquisition-related actions noted below:

(in millions)	(Gains)/Costs Incurred in the Six Months Ended June 30, 2016	Total Costs Incurred Through June 30, 2016
2015 Repositioning Actions	—	8.6
Acquisition-Related Restructuring	(0.4)	9.3
Total Restructuring	$(0.4)	$17.9
2015 Repositioning Actions
The Company initiated incremental restructuring activities and recorded pre-tax restructuring charges of $8.6 million in 2015. The Company expects these actions to result in workforce reductions of approximately 125 employees, or about 1%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and segment:

(in millions)	Costs Incurred in the Six Months Ended June 30, 2016	Total Costs Incurred Through June 30, 2016
Fluid Handling
Severance	$—	$7.9
Aerospace & Electronics
Severance	—	0.7
Total Restructuring	$—	$8.6
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2015	Expense	Utilization	Balance at June 30, 2016
Fluid Handling
Severance	$4.1	$—	$(2.1)	$2.0
Aerospace & Electronics
Severance	0.1	$—	—	0.1
Total Restructuring	$4.2	$—	$(2.1)	$2.1
The Company does not expect any further significant costs associated with these actions.

Acquisition-Related Restructuring
The Company recorded total pre-tax restructuring charges of $9.3 million (a gain of $0.4 million in the first six months of 2016, a gain of $0.6 million in 2015 and a charge of $10.3 million in 2014) related to the December 2013 acquisition of MEI within the Company's Payment & Merchandising Technologies segment. The Company expects these actions to result in workforce reductions of approximately 240 employees, or less than 2% of the Company’s global workforce.

The following table summarizes the restructuring charges by cost type and segment:

(in millions)	(Gains)/Costs Incurred in the Six Months Ended June 30, 2016	Total Costs/(Gains) Incurred Through June 30, 2016
Payment & Merchandising Technologies
Severance	$(0.4)	$13.4
Other	—	0.2
Asset write-down	—	0.1
Pension curtailment gain	—	(4.4)
Total Restructuring	$(0.4)	$9.3

The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2015	(Gain)/Expense	Utilization	Balance at June 30, 2016
Payment & Merchandising Technologies
Severance	$6.3	(0.4)	(2.1)	$3.8
Total Restructuring	$6.3	(0.4)	(2.1)	$3.8
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
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, including most recently, UK's EU membership referendum advising for the exit of the UK from the EU, as well as currency fluctuations, commodity costs, and a variety of other factors.
We remain generally cautious about global economic conditions and the demand for our products, particularly in our Fluid Handling segment. For 2016, we expect a total Company year-over-year sales decline of approximately 2% driven by unfavorable foreign exchange, with core sales approximately flat compared to 2015.
Consistent with our focus on productivity, we undertook certain repositioning actions in our Fluid Handling and Aerospace & Electronics segments in 2014 and 2015. The costs associated with these repositioning actions were $11.6 million in 2015 and $22.7 million in 2014. Savings associated with these repositioning actions were $14 million in 2015, and we expect incremental savings of approximately $18 million in 2016.
In connection with the acquisition of MEI, we recorded integration and restructuring costs of $6.6 million in 2015 and $20.1 million in 2014. We realized approximately $10 million of savings in 2014, $14 million in 2015, and we expect an incremental $9 million in 2016.
Fluid Handling
In 2016, we expect Fluid Handling sales to decline in the high single-digit range compared to 2015, driven by a mid single-digit core sales decline and a low single-digit impact from unfavorable foreign currency translation.
We expect Process Valves and Related Products sales to decline in the low double-digit range compared to 2015, driven primarily by a core sales decline with some input from unfavorable foreign exchange. The lower core sales is driven by continued weakness in oil prices, which contribute to lower levels of customer capital spending and project delays across the power, oil & gas, chemical, and general industrial end markets.
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

Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to increase in the low single-digit range compared to 2015, with a mid single-digit improvement in core sales, partially offset by unfavorable foreign currency translation. We expect core sales to improve across both CPI and Merchandising Systems. At CPI, we expect core sales improvement to be driven by several vertical end markets including transportation, vending and retail. At Merchandising Systems, we expect an improvement in core sales driven primarily by stronger demand from large bottler customers. We expect the segment’s operating profit to increase compared to 2015 driven by the higher sales, MEI integration synergies, and lower integration costs.
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
Engineered Materials
In 2016, we expect the Engineered Materials segment sales will be approximately flat compared to the prior year. We expect modest growth in sales to the building products markets, offset by a decline in sales to the transportation and RV markets. Segment operating profit is expected to be approximately flat compared to 2015.

Results from Operations – Three Month Periods Ended June 30
All comparisons below refer to the second quarter 2016 versus the second quarter 2015, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales	$712.2	$711.2	$1.0	0.1%
Operating profit	102.6	90.2	12.4	13.7%
Restructuring and related charges	—	7.1	(7.1)	(100.0)%
Acquisition integration related charges	—	1.8	(1.8)	(100.0)%
Operating margin	14.4%	12.7%
Other income (expense):
Interest income	0.5	0.5	—	—%
Interest expense	(9.2)	(9.5)	0.3	3.2%
Miscellaneous - net	(0.3)	0.4	(0.7)	(175.0)%
	(9.0)	(8.6)	(0.4)	(4.7)%
Income before income taxes	93.6	81.5	12.1	14.8%
Provision for income taxes	25.2	25.7	(0.5)	(1.9)%
Net income before allocation to noncontrolling interests	68.4	55.9	12.5	22.4%
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.1	0.1	100.0%
Net income attributable to common shareholders	68.2	55.8	12.4	22.2%

Sales increased by $1.0 million, or 0.1%, to $712.2 million in 2016. Net sales related to operations outside the U.S. were 36.6% and 38.3% of total net sales for the quarters ended June 30, 2016 and 2015, respectively. The year-over-year change in sales included:

•	an increase in core sales of $7.0 million, or 1.0%; and

•	unfavorable foreign currency translation of $6.0 million, or 0.9%.
Operating profit increased by $12.4 million, or 13.7%, to $102.6 million in 2016. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Aerospace & Electronics, Fluid Handling and Engineered Materials segments, partially offset by higher corporate costs, which included a $5.0 million legal settlement charge.
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

Our effective tax rate for the three months ended June 30, 2016 is lower than the prior year’s comparable period primarily due to:

•	Inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	A greater U.S. federal tax benefit on domestic manufacturing activities, and

•	The resolution of a tax examination

These items were partially offset by a higher amount of statutorily non-deductible expenses in 2016.

	Three Months Ended
	June 30,
	2016	2015
Net income before allocation to noncontrolling interests	$68.4	$55.9
Other comprehensive income (loss), net of tax
Currency translation adjustment	(15.0)	26.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.9	1.9
Other comprehensive (loss) income	(13.1)	28.6
Comprehensive income before allocation to noncontrolling interests	55.3	84.5
Less: Noncontrolling interests in comprehensive income (loss)	—	0.2
Comprehensive income attributable to common shareholders	$55.3	$84.3
Comprehensive income attributable to common shareholders was $55.3 million for the three months ended June 30, 2016 compared to $84.3 million in the same period of 2015. The change was primarily driven by a $41.7 million change from an unrealized gain to an unrealized loss on foreign currency translation adjustments resulting, primarily from strengthening of the U.S. dollar against the British pound and Canadian dollar, coupled with a $12.5 million increase in net income before allocation to noncontrolling interests.

Segment Results of Operations Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Process Valves and Related Products	$165.9	$182.9	$(17.0)	(9.3)%
Commercial Valves	76.5	82.9	(6.4)	(7.7)%
Other Products	23.5	26.0	(2.5)	(9.6)%
Total net sales	265.9	291.8	(25.9)	(8.9)%
Operating profit	35.4	32.5	2.9	8.9%
Restructuring and related charges*	—	5.1	(5.1)	(100.0)%
Operating margin	13.3%	11.1%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $25.9 million, or 8.9%, to $265.9 million, driven by a core sales decline of $21.4 million, or 7.3%, and unfavorable foreign currency translation of $4.5 million, or 1.6%.

•
Sales of Process Valves and Related Products decreased by $17.0 million, or 9.3%, to $165.9 million in 2016, including a core sales decline of $16.8 million, or 9.2%, and unfavorable foreign currency translation of $0.2 million, or 0.1%. The decrease in core sales reflected depressed oil prices driving lower capital spending by our customers and the timing of service sales to the power market.

•
Sales of Commercial Valves decreased by $6.4 million, or 7.7%, to $76.5 million in 2016, reflecting unfavorable foreign currency translation of $4.2 million, or 5.1%, as the British pound and Canadian dollar weakened against the U.S. dollar. Core sales decreased $2.2 million, or 2.6%, primarily reflecting lower sales to non-residential construction markets in Canada.

Fluid Handling operating profit increased by $2.9 million, or 8.9%, to $35.4 million in 2016. The increase was driven by the impact of productivity, favorable mix, restructuring benefits and $5.1 million of lower restructuring and related charges, partially offset by lower volumes, and to a lesser extent, competitive pricing.

The Fluid Handling segment backlog was $246 million at June 30, 2016, compared with $267 million at December 31, 2015 and $287 million at June 30, 2015.

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$132.4	$131.4	$1.0	0.8%
Merchandising Equipment	60.2	55.1	5.1	9.3%
Total net sales	192.6	186.5	6.1	3.3%
Operating profit	34.5	26.1	8.4	32.2%
Acquisition, integration and restructuring related charges*	—	1.8	(1.8)	(100.0)%
Operating margin	17.9%	14.0%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $6.1 million, or 3.3%, to $192.6 million in 2016, reflecting a core sales increase of $7.6 million, or 4.1%, partially offset by unfavorable foreign currency translation of $1.5 million, or 0.8%.

•
Sales of Payment Acceptance and Dispensing Products increased $1.0 million, or 0.8%, to $132.4 million in 2016, reflecting a core sales increase of $1.9 million, or 1.5%, partially offset by unfavorable foreign currency translation of $0.9 million, or 0.7%. The increase in core sales primarily reflected strength in the retail vertical.

•
Sales of Merchandising Equipment increased $5.1 million, or 9.3%, to $60.2 million in 2016, reflecting a core sales increase of $5.6 million, or 10.2%, partially offset by unfavorable foreign currency translation of $0.5 million, or 0.9%. The increase in core sales was primarily related to stronger sales to large bottler customers.

Payment & Merchandising Technologies operating profit increased by $8.4 million, or 32.2%, to $34.5 million in 2016. The increase was primarily driven by the impact from MEI related synergy savings of $3.4 million, the benefit from higher core sales, strong productivity and a decrease in acquisition, integration and restructuring related charges of $1.8 million.
The Payment & Merchandising Technologies segment backlog was $66 million at June 30, 2016, compared with $63 million at December 31, 2015 and $61 million at June 30, 2015.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Commercial Original Equipment	$92.1	$89.0	$3.1	3.5%
Military Original Equipment	49.0	34.0	15.0	44.1%
Commercial Aftermarket	34.0	32.0	2.0	6.3%
Military Aftermarket	14.1	12.1	2.0	16.5%
Total net sales	189.2	167.1	22.1	13.2%
Operating profit	38.6	31.7	6.9	21.8%
Restructuring and related charges*	—	0.8	(0.8)	(100.0)%
Operating margin	20.4%	18.9%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $22.1 million, or 13.2%, to $189.2 million in 2016.

•
Sales of Commercial Original Equipment increased by $3.1 million, or 3.5%, to $92.1 million in 2016. The sales increase was driven by strength from space and large transport markets, partially offset by weaker business jet related sales.

•	Sales of Military Original Equipment increased by $15.0 million, or 44.1%, to $49.0 million in 2016. The sales increase primarily reflected shipments related to a large military program.

•
Sales of Commercial Aftermarket products increased by $2.0 million, or 6.3%, to $34.0 million in 2016. The sales increase primarily reflected strength in modernization & upgrade programs, partially offset by weaker initial provisioning.

•	Sales of Military Aftermarket increased by $2.0 million, or 16.5%, to $14.1 million in 2016. The increase was driven primarily by a large retrofit program and higher spares sales.
Aerospace & Electronics operating profit increased by $6.9 million, or 21.8%, to $38.6 million in 2016, primarily as a result of the impact from the higher volume, strong productivity and a decrease in restructuring and related charges, partially offset by higher engineering expense and unfavorable product mix.
The Aerospace & Electronics segment backlog was $436 million at June 30, 2016, compared with $436 million at December 31, 2015 and $448 million at June 30, 2015.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
FRP- Recreational Vehicles	$32.1	$34.5	$(2.4)	(7.0)%
FRP- Building Products	22.9	21.1	1.8	8.5%
FRP- Transportation	9.5	10.2	(0.7)	(6.9)%
Total net sales	64.5	65.8	(1.3)	(2.0)%
Operating profit	13.5	12.2	1.3	10.7%
Operating margin	21.0%	18.5%

Engineered Materials sales decreased by $1.3 million, or 2.0%, to $64.5 million in 2016 resulting from lower sales to recreational vehicle ("RV") and transportation end markets, primarily due to competitive pricing. Engineered Materials operating profit increased by $1.3 million, or 10.7%, to $13.5 million in 2016, reflecting strong productivity and lower material costs, partially offset by competitive pricing.
The Engineered Materials segment backlog was $15 million at June 30, 2016, compared with $15 million at December 31, 2015 and $15 million at June 30, 2015.

Results from Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales	$1,372.2	$1,390.0	(17.8)	(1.3)%
Operating profit	188.1	176.2	11.9	6.8%
Restructuring and related charges	(0.4)	9.9	(10.3)	(104.0)%
Acquisition integration related charges	—	3.4	(3.4)	(100.0)%
Operating margin	13.7%	12.7%
Other income (expense):
Interest income	1.0	1.0	—	—%
Interest expense	(18.3)	(19.4)	1.1	5.7%
Miscellaneous - net	(0.6)	—	(0.6)	NM
	(17.9)	(18.4)	0.5	2.7%
Income before income taxes	170.2	157.8	12.4	7.9%
Provision for income taxes	46.6	50.6	(4.0)	(7.9)%
Net income before allocation to noncontrolling interests	123.6	107.2	16.4	15.3%
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.4	(0.1)	(25.0)%
Net income attributable to common shareholders	123.3	106.8	16.5	15.4%

Sales decreased by $17.8 million, or 1.3%, to $1,372.2 million in 2016. Net sales related to operations outside the U.S. were 36.4% and 38.7% of total net sales for the quarters ended June 30, 2016 and 2015, respectively. The year-over-year change in sales included:

•	unfavorable foreign currency translation of $19.3 million, or 1.4%; and

•	an increase in core sales of $1.5 million, or 0.1%;
Operating profit increased by $11.9 million, or 6.8%, to $188.1 million in 2016. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials segments, partially offset by lower operating profit in our Fluid Handling segment and higher corporate costs which included a $5.0 million legal settlement charge.
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

Our effective tax rate for the six months ended June 30, 2016 is lower than the prior year’s comparable period primarily due to:

•	The impact changes in Japanese tax law had on our deferred tax balances in 2016 (favorable) and tax carryforwards in 2015 (unfavorable),

•	Inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	A greater U.S. federal tax benefit on domestic manufacturing activities, and

•	The resolution of a tax examination

These items were partially offset by a higher amount of statutorily non-deductible expenses in 2016.

	Six Months Ended
	June 30,
	2016	2015
Net income before allocation to noncontrolling interests	$123.6	$107.2
Other comprehensive income (loss), net of tax
Currency translation adjustment	16.8	(44.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.8	3.9
Other comprehensive (loss) income	20.6	(40.3)
Comprehensive income before allocation to noncontrolling interests	144.2	66.9
Less: Noncontrolling interests in comprehensive income (loss)	0.3	0.3
Comprehensive income (loss) attributable to common shareholders	$143.9	$66.6
Comprehensive income attributable to common shareholders was $143.9 million for the six months ended June 30, 2016, compared to $66.6 million in the same period of 2015. The change was primarily driven by a $61 million change from an unrealized loss to an unrealized gain on foreign currency translation adjustments resulting, primarily from strengthening of the British pound and Canadian dollar against the U.S. dollar, coupled with a $16.4 million increase in net income before allocation to noncontrolling interests.

Segment Results of Operations Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Process Valves and Related Products	$321.0	$358.6	$(37.6)	(10.5)%
Commercial Valves	148.9	162.5	(13.6)	(8.4)%
Other Products	44.0	46.2	(2.2)	(4.8)%
Total net sales	513.9	567.3	(53.4)	(9.4)%
Operating profit	60.8	66.8	(6.0)	(9.0)%
Restructuring and related charges*	—	6.9	(6.9)	(100.0)%
Operating margin	11.8%	11.8%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $53.4 million, or 9.4%, to $513.9 million, driven by a core sales decline of $39.3 million, or 6.9%, and unfavorable foreign currency translation of $14.1 million, or 2.5%.

•
Sales of Process Valves and Related Products decreased by $37.6 million, or 10.5%, to $321.0 million in 2016, including a core sales decline of $34.1 million, or 9.5%, and unfavorable foreign currency translation of $3.5 million, or 1.0%. The decrease in core sales reflected lower capital spending by our customers driven by depressed oil prices and continued economic weakness in Asia, as well as timing of service sales to the power market.

•
Sales of Commercial Valves decreased by $13.6 million, or 8.4%, to $148.9 million in 2016, reflecting unfavorable foreign currency translation of $10.3 million, or 6.4%, as the Canadian dollar and British pound weakened against the U.S. dollar. Core sales decreased $3.3 million, or 2.0%, reflecting lower sales in non-residential construction in the United Kingdom and the Middle East.

Fluid Handling operating profit decreased by $6.0 million, or 9.0%, to $60.8 million in 2016. The decrease was driven by an $18 million impact from the lower sales, and to a lesser extent, competitive pricing, partially offset by productivity, favorable product mix, repositioning benefits and $6.9 million of lower restructuring and related charges.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$249.9	$255.3	$(5.4)	(2.1)%
Merchandising Equipment	114.6	103.1	11.5	11.2%
Total net sales	364.5	358.4	6.1	1.7%
Operating profit	62.5	47.3	15.2	32.1%
Acquisition, integration and restructuring related charges*	(0.4)	3.6	(4.0)	(111.1)%
Operating margin	17.1%	13.2%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $6.1 million, or 1.7%, to $364.5 million in 2016, reflecting a core sales increase of $11.1 million, or 3.1%, partially offset by unfavorable foreign currency translation of $5.0 million, or 1.4%.

•
Sales of Payment Acceptance and Dispensing Products decreased $5.4 million, or 2.1%, to $249.9 million in 2016, reflecting unfavorable foreign currency translation of $3.8 million, or 1.5%, and a core sales decrease of $1.6 million, or 0.6%. Unfavorable foreign currency translation reflected the British pound weakening against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar.

•
Sales of Merchandising Equipment increased $11.5 million, or 11.2%, to $114.6 million in 2016, reflecting a core sales increase of $12.8 million, or 12.4%, partially offset by unfavorable foreign currency translation of $1.3 million, or 1.2%. The increase in core sales was primarily related to stronger bottler sales.

Payment & Merchandising Technologies operating profit increased by $15.2 million, or 32.1%, to $62.5 million in 2016. The increase was primarily driven by strong productivity, the benefit from the higher core sales, the impact from MEI related synergy savings of $5.9 million and a decrease in acquisition, integration and restructuring related charges of $4.0 million.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Commercial Original Equipment	$182.1	$175.5	$6.6	3.8%
Military Original Equipment	89.6	67.1	22.5	33.5%
Commercial Aftermarket	64.4	63.7	0.7	1.1%
Military Aftermarket	24.8	22.4	2.4	10.7%
Total net sales	361.0	328.7	32.3	9.8%
Operating profit	71.7	61.7	10.0	16.2%
Restructuring and related charges*	—	1.7	(1.7)	(100.0)%
Operating margin	19.9%	18.8%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $32.3 million, or 9.8%, to $361.0 million in 2016.

•
Sales of Commercial Original Equipment increased by $6.6 million, or 3.8%, to $182.1 million in 2016. The sales increase was driven by strength from space and large transport markets, partially offset by weaker business jet related sales.

•	Sales of Military Original Equipment increased by $22.5 million, or 33.5%, to $89.6 million in 2016. The sales increase primarily reflected shipments related to a large military program.

•	Sales of Military Aftermarket increased by $2.4 million, or 10.7%, to $24.8 million in 2016. The sales increase primarily reflected a large retrofit program and higher spare sales.

Aerospace & Electronics operating profit increased by $10.0 million, or 16.2%, to $71.7 million in 2016, primarily as a result of the impact from the higher volume, strong productivity and a decrease in restructuring and related charges, partially offset by higher engineering expense and unfavorable product mix.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
FRP- Recreational Vehicles	$67.2	$73.4	$(6.2)	(8.4)%
FRP- Building Products	45.4	42.3	3.1	7.3%
FRP- Transportation	20.2	19.8	0.4	2.0%
Total net sales	132.8	135.5	(2.7)	(2.0)%
Operating profit	27.2	26.4	0.8	3.0%
Operating margin	20.5%	19.5%

Engineered Materials sales decreased by $2.7 million, or 2.0%, to $132.8 million in 2016 resulting from lower sales to RV manufacturers primarily due to competitive pricing, partially offset by higher sales of building products. Engineered Materials operating profit increased by $0.8 million, or 3.0%, to $27.2 million in 2016, reflecting lower material costs and strong productivity, partially offset by the competitive pricing and lower volumes.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance of $409 million, together with cash we expect to generate from future operations and the $399 million available under our Commercial Paper ("CP") Program and revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $100.9 million outstanding under our CP Program as of June 30, 2016. There are no other significant debt maturities coming due until 2018.
We have an estimated liability of $511.7 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. Similarly, we have an estimated liability of $56 million related to environmental remediation costs projected through 2022 related to our Goodyear Site.
As of June 30, 2016, our non-U.S. subsidiaries held approximately $405 million of cash, which would be subject to additional tax upon repatriation to the United States. Our current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $51.8 million in the first six months of 2016, compared to $46.0 million during the same period last year.  The increase in cash used resulted primarily from higher net income, partially offset by higher working capital requirements. Net asbestos-related payments in the first six months of 2016 and 2015 were $25.7 million and $24.8 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $55 million, environmental payments of approximately $13 million and contributions to our defined benefit plans of approximately $8 million in 2016.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $25.9 million in the first six months of 2016, compared to cash used for investing activities of $18.2 million in the comparable period of 2015. The increase in cash used for investing activities was driven by higher capital expenditures and lower proceeds from the disposition of capital assets. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2016, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $15.0 million during the first six months of 2016 compared to cash used for financing activities of $34.6 million during the first six months of 2015. The higher levels of cash provided by financing activities was primarily due to the absence of both repayments of borrowings outstanding on our credit facility of $100 million and open market purchases of our common stock (we repurchased 398,095 shares of our common stock at a cost of $25 million in the first six months of 2015), partially offset by $71 million of lower proceeds from the issuance of commercial paper.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2015. Other than as set forth below, there were no material changes during the quarter ended June 30, 2016 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The results of the United Kingdom’s (“UK”) European Union (“EU”) membership referendum could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
The results of the UK’s EU membership referendum, advising for the exit of the UK from the EU, has caused and may continue to cause significant volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2016. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 2, 2016	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 2, 2016		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2015, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.