Form 10-Q
period 2016-09-30
CRANE CO /DE/
filed 2016-11-03
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2016
Common stock, $1.00 Par Value – 58,656,531 shares

1

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$694.2	$669.9	$2,066.5	$2,060.0
Operating costs and expenses:
Cost of sales	449.2	431.7	1,324.5	1,344.6
Selling, general and administrative	141.2	141.4	450.5	431.7
Restructuring (gain) charge	—	1.4	(0.4)	8.7
Acquisition integration related charges	—	2.2	—	5.6
Operating profit	103.8	93.2	291.9	269.4
Other income (expense):
Interest income	0.5	0.5	1.4	1.4
Interest expense	(9.2)	(9.1)	(27.5)	(28.5)
Miscellaneous - net	(0.1)	(0.3)	(0.6)	(0.2)
	(8.8)	(8.9)	(26.7)	(27.3)
Income before income taxes	95.0	84.3	265.2	242.1
Provision for income taxes	31.3	27.1	77.9	77.7
Net income before allocation to noncontrolling interests	63.7	57.2	187.3	164.4
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.3	0.5	0.7
Net income attributable to common shareholders	$63.5	$56.9	$186.8	$163.7
Earnings per basic share	$1.09	$0.98	$3.20	$2.82
Earnings per diluted share	$1.07	$0.97	$3.16	$2.78
Average basic shares outstanding	58.5	58.1	58.3	58.0
Average diluted shares outstanding	59.4	58.8	59.2	58.8
Dividends per share	$0.33	$0.33	$0.99	$0.99

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income before allocation to noncontrolling interests	$63.7	$57.2	$187.3	$164.4
Other comprehensive income (loss), net of tax
Currency translation adjustment	(5.2)	(26.7)	11.6	(70.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.8	2.1	5.6	6.0
Other comprehensive (loss) income	(3.4)	(24.6)	17.2	(64.9)
Comprehensive income before allocation to noncontrolling interests	60.3	32.6	204.5	99.5
Less: Noncontrolling interests in comprehensive income (loss)	0.2	—	0.5	0.3
Comprehensive income attributable to common shareholders	$60.1	$32.6	$204.0	$99.2
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$436.3	$363.5
Accounts receivable, net	426.7	397.6
Current insurance receivable - asbestos	20.5	20.5
Inventories, net:
Finished goods	106.6	102.3
Finished parts and subassemblies	54.1	46.9
Work in process	51.0	60.7
Raw materials	160.6	167.0
Inventories, net	372.3	376.9
Current deferred tax asset	34.8	27.5
Other current assets	19.3	17.5
Total current assets	1,309.9	1,203.5
Property, plant and equipment:
Cost	837.4	809.5
Less: accumulated depreciation	554.4	533.5
Property, plant and equipment, net	283.0	276.0
Long-term insurance receivable - asbestos	91.3	108.7
Long-term deferred tax assets	135.4	162.4
Other assets	111.9	101.3
Intangible assets, net	302.1	317.1
Goodwill	1,175.6	1,167.9
Total assets	$3,409.2	$3,336.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2016	December 31, 2015
Liabilities and equity
Current liabilities:
Short-term borrowings	$34.0	$49.6
Accounts payable	202.5	223.3
Current asbestos liability	75.0	75.0
Accrued liabilities	230.7	218.6
U.S. and foreign taxes on income	14.4	6.3
Total current liabilities	556.6	572.8
Long-term debt	745.2	744.6
Accrued pension and postretirement benefits	219.8	235.4
Long-term deferred tax liability	52.3	50.0
Long-term asbestos liability	411.6	470.5
Other liabilities	99.7	112.8
Total liabilities	2,085.2	2,186.1
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common stock, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	273.0	263.6
Retained earnings	1,803.3	1,674.3
Accumulated other comprehensive loss	(359.5)	(376.7)
Treasury stock	(477.1)	(494.2)
Total shareholders’ equity	1,312.1	1,139.4
Noncontrolling interests	11.9	11.4
Total equity	1,324.0	1,150.8
Total liabilities and equity	$3,409.2	$3,336.9

Common stock issued	72,426,139	72,426,139
Less: Common stock held in treasury	(13,818,998)	(14,317,102)
Common stock outstanding	58,607,141	58,109,037
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities:
Net income attributable to common shareholders	$186.8	$163.7
Noncontrolling interests in subsidiaries’ earnings	0.5	0.7
Net income before allocation to noncontrolling interests	187.3	164.4
Restructuring - Non Cash	—	1.5
Depreciation and amortization	50.8	49.9
Stock-based compensation expense	16.8	15.8
Defined benefit plans and postretirement credit	(7.3)	(9.7)
Deferred income taxes	16.1	23.4
Cash used for operating working capital	(34.4)	(46.6)
Defined benefit plans and postretirement contributions	(6.4)	(15.4)
Environmental payments, net of reimbursements	(8.2)	(13.6)
Asbestos related payments, net of insurance recoveries	(41.5)	(36.2)
Other	(4.8)	(17.8)
Total provided by operating activities	168.4	115.7
Investing activities:
Capital expenditures	(38.5)	(28.2)
Proceeds from disposition of capital assets	0.8	1.9
Total used for investing activities	(37.7)	(26.4)
Financing activities:
Dividends paid	(57.8)	(57.4)
Reacquisition of shares on open market	—	(25.0)
Stock options exercised - net of shares reacquired	9.6	7.3
Excess tax shortfall from stock-based compensation	—	(0.2)
Repayment of credit facility	—	(100.0)
(Repayments) proceeds from issuance of commercial paper, net	(15.6)	97.0
Total used for financing activities	(63.8)	(78.3)
Effect of exchange rates on cash and cash equivalents	5.9	(22.1)
Increase (decrease) in cash and cash equivalents	72.8	(11.1)
Cash and cash equivalents at beginning of period	363.5	346.3
Cash and cash equivalents at end of period	$436.3	$335.2
Detail of cash used for working capital:
Accounts receivable	$(32.9)	$(32.3)
Inventories	1.2	(44.3)
Other current assets	(2.1)	(4.8)
Accounts payable	(21.4)	(1.5)
Accrued liabilities	12.6	26.8
U.S. and foreign taxes on income	8.2	9.5
Total	$(34.4)	$(46.6)
Supplemental disclosure of cash flow information:
Interest paid	$19.1	$20.1
Income taxes paid	$53.6	$34.6
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
Recent Accounting Pronouncements - Not Yet Adopted
In August 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amended guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. Upon adoption, entities must apply the guidance retrospectively to all periods presented. The Company is currently evaluating when to adopt the new standard, and the impact the amended guidance will have on its consolidated financial statements.
In June 2016, the FASB issued amended guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption for the fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. The Company is currently evaluating when to adopt the new standard, and the impact the amended guidance will have on its consolidated financial statements and related disclosures.

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
In November 2015, the FASB issued amended guidance to simplify the presentation of deferred income taxes. The amendments require deferred tax liabilities and assets to be classified as noncurrent. The amended guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted; however, the Company will not be early adopting this standard. The amended guidance will not have an impact on the Company’s results of operations or cash flows, but will affect the presentation of deferred income taxes on its consolidated financial position.

In July 2015, the FASB issued amended guidance, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The guidance defines net realizable value as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance must be applied on a prospective basis and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted; however, the Company will not be early adopting this standard. The Company does not expect the amended guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB agreed to a one-year deferral of the effective date; the new standard is now effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the new revenue standard is permitted; however, entities reporting under U.S. GAAP are not permitted to adopt the standard earlier than the original effective date, which was for years beginning after December 15, 2016, and the Company does not plan to adopt this new standard early. The new standard can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impacts of adoption and the implementation approach to be used.
Recent Accounting Pronouncements - Adopted

In April 2015, the FASB issued amended guidance to simplify the presentation of debt issuance costs. The amended guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment was effective for periods beginning after December 15, 2015. The Company adopted the provisions of this guidance in the first quarter of 2016 and applied it retrospectively to prior periods. The impact on the Company’s consolidated financial statements is summarized below:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016		2015
Net sales
Fluid Handling	$245.1	$264.7	$759.1		$832.2
Payment & Merchandising Technologies	186.7	170.6	551.2		529.0
Aerospace & Electronics	198.2	171.7	559.2		500.4
Engineered Materials	64.2	62.9	197.0		198.4
Total	$694.2	$669.9	$2,066.5		$2,060.0
Operating profit (loss)
Fluid Handling	$30.7	$29.4	$91.5		$96.2
Payment & Merchandising Technologies	34.7	25.2	97.1		72.5
Aerospace & Electronics	38.9	36.5	110.6		98.2
Engineered Materials	11.4	12.5	38.6		39.0
Corporate	(11.9)	(10.4)	(45.9)	*	(36.5)
Total	103.8	93.2	291.9		269.4
Interest income	0.5	0.5	1.4		1.4
Interest expense	(9.2)	(9.1)	(27.5)		(28.5)
Miscellaneous - net	(0.1)	(0.3)	(0.6)		(0.2)
Income before income taxes	$95.0	$84.3	$265.2		$242.1

* Includes a $5 million legal settlement charge.

	As of
	September 30,	December 31,
(in millions)	2016	2015
Assets
Fluid Handling	$881.9	$888.0
Payment & Merchandising Technologies	1,243.6	1,178.0
Aerospace & Electronics	574.0	559.4
Engineered Materials	230.1	227.6
Corporate	479.6	483.9
Total	$3,409.2	$3,336.9

	As of
	September 30,	December 31,
(in millions)	2016	2015
Goodwill
Fluid Handling	$217.7	$218.7
Payment & Merchandising Technologies	584.2	575.2
Aerospace & Electronics	202.4	202.6
Engineered Materials	171.3	171.4
Total	$1,175.6	$1,167.9

The table below presents net sales by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2016	2015	2016	2015
Fluid Handling
Process Valves and Related Products	$148.1	$160.4	$469.1	$519.3
Commercial Valves	75.2	81.7	224.1	244.1
Other Products	21.8	22.6	65.9	68.8
Total Fluid Handling	$245.1	$264.7	$759.1	$832.2

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$123.7	$121.6	$373.7	$376.9
Merchandising Equipment	63.0	49.0	177.5	152.1
Total Payment & Merchandising Technologies	$186.7	$170.6	$551.2	$529.0

Aerospace & Electronics
Commercial Original Equipment	$88.4	$87.9	$270.6	$263.4
Military and Other Original Equipment	63.3	36.8	152.9	103.9
Commercial Aftermarket Products	31.9	33.4	96.3	97.1
Military Aftermarket Products	14.6	13.6	39.4	36.0
Total Aerospace & Electronics	$198.2	$171.7	$559.2	$500.4

Engineered Materials
FRP - Recreational Vehicles	$32.6	$31.6	$99.8	$105.0
FRP - Building Products	22.9	21.4	68.3	63.7
FRP - Transportation	8.7	9.9	28.9	29.7
Total Engineered Materials	$64.2	$62.9	$197.0	$198.4

Total Net Sales	$694.2	$669.9	$2,066.5	$2,060.0

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to common shareholders	$63.5	$56.9	$186.8	$163.7

Average basic shares outstanding	58.5	58.1	58.3	58.0
Effect of dilutive stock options	0.9	0.7	0.9	0.8
Average diluted shares outstanding	59.4	58.8	59.2	58.8

Earnings per basic share	$1.09	$0.98	$3.20	$2.82
Earnings per diluted share	$1.07	$0.97	$3.16	$2.78

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options during the period (0.7 million and 1.3 million average options were excluded for the third quarter of 2016 and 2015, respectively, and 1.1 million average options for both the first nine months of 2016 and 2015).

Note 4 - Changes in Equity and Accumulated Other Comprehensive Income
A summary of the changes in equity for the nine months ended September 30, 2016 and 2015 is provided below:

	Nine Months Ended September 30,
	2016			2015
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,139.4	$11.4	$1,150.8	$1,059.8	$10.8	$1,070.6
Dividends	(57.8)	—	(57.8)	(57.4)	—	(57.4)
Reacquisition on open market	—	—	—	(25.0)	—	(25.0)
Exercise of stock options, net of shares reacquired	9.6	—	9.6	7.3	—	7.3
Stock compensation expense	16.8	—	16.8	15.7	—	15.7
Excess tax shortfall from stock based compensation	0.1	—	0.1	(0.2)	—	(0.2)
Net income	186.8	0.5	187.3	163.7	0.7	164.4
Other comprehensive income (loss)	17.2	—	17.2	(64.5)	(0.4)	(64.9)
Comprehensive income	204.0	0.5	204.5	99.2	0.3	99.5
Balance, end of period	$1,312.1	$11.9	$1,324.0	$1,099.3	$11.1	$1,110.4
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2015	$(266.2)	$(110.6)	$(376.7)
Other comprehensive income before reclassifications	0.4	11.6	12.0
Amounts reclassified from accumulated other comprehensive income	5.2	—	5.2
Net current-period other comprehensive income (loss)	5.6	11.6	17.2
Balance as of September 30, 2016	$(260.6)	$(99.0)	$(359.5)

* Net of tax benefit of $107.5 million and $109.8 million for September 30, 2016 and December 31, 2015, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the three month periods ended September 30, 2016 and 2015.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Operations
	Three Months Ended September 30,
	2016	2015
Amortization of defined benefit pension items:
Prior-service costs	$(0.2)	$(0.1)
$(0.3) and $(0.1) has been recorded within Cost of Sales for the three months ended September 30, 2016 and 2015, respectively, and $0.1 and $0.03 has been recorded within General & Administrative for the three months ended September 30, 2016 and 2015, respectively

Net loss	2.9	3.1
$3.9 and $4.2 has been recorded within Cost of Sales for the three months ended September 30, 2016 and 2015, respectively, and ($1.0) and ($1.1) has been recorded within General & Administrative for the three months ended September 30, 2016 and 2015, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, General & Administrative
Net gain	(0.1)	—	Recorded within Selling, General & Administrative
	$2.5	$2.9	Total before tax
	0.9	0.9	Tax benefit
Total reclassifications for the period	$1.6	$2.0	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income for the nine month periods ended September 30, 2016 and 2015.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Operations
	Nine Months Ended September 30,
	2016	2015
Amortization of defined benefit pension items:
Prior-service costs	$(0.6)	$(0.2)
$(0.8) and $(0.3) has been recorded within Cost of Sales for the nine months ended September 30, 2016 and 2015, respectively, and $0.2 and $.01 has been recorded within General & Administrative for the nine months ended September 30, 2016 and 2015, respectively

Net loss	8.7	9.3
$11.8 and $12.6 has been recorded within Cost of Sales for the nine months ended September 30, 2016 and 2015, respectively, and ($3.1) and ($3.3) has been recorded within General & Administrative for the nine months ended September 30, 2016 and 2015, respectively

Amortization of other postretirement items:
Prior-service costs	(0.3)	(0.2)	Recorded within Selling, General & Administrative
Net gain	(0.3)	(0.2)	Recorded within Selling, General & Administrative
	$7.5	$8.7	Total before tax
	2.3	2.7	Tax benefit
Total reclassifications for the period	$5.2	$6.0	Net of tax

Note 5 - Acquisitions
On December 11, 2013, the Company completed the acquisition of MEI Conlux Holdings (U.S.), Inc. and its affiliate MEI Conlux Holdings (Japan), Inc. (together, “MEI”), a leading provider of payment solutions for unattended transaction systems, serving customers in the transportation, gaming, retail, financial services and vending markets. The purchase price was $804 million for all of the outstanding equity interests of MEI. MEI has been integrated into the Company’s Crane Payment Innovations (“CPI”) business within its Payment & Merchandising Technologies segment.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended September 30, 2015, the Company recorded $2.2 million of acquisition integration related charges and a pension curtailment gain of $4.4 million. For the nine months ended September 30, 2016, the Company recorded a $0.4 million restructuring gain. For the nine months ended September 30, 2015, the Company recorded $5.6 million of acquisition integration related charges, $0.2 million of restructuring costs and a $4.4 million pension curtailment gain related to the acquisition. See additional discussion in Note 14.
Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions of ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. In certain instances, the Company has aggregated components of an operating segment into a single reporting unit based on similar economic characteristics. At September 30, 2016, the Company had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$1,167.9	$1,193.3
Currency translation and other	7.7	(23.4)
Balance at end of period	$1,175.6	$1,167.9
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period, net of accumulated amortization	$317.1	$353.5
Amortization expense	(23.1)	(31.5)
Currency translation and other	8.1	(4.9)
Balance at end of period, net of accumulated amortization	$302.1	$317.1
As of September 30, 2016, the Company had $302.1 million of net intangible assets, of which $27.6 million were intangibles with indefinite useful lives, consisting of trade names. The Company amortizes the cost of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an intangible asset with an indefinite useful life exceeds the fair value, the intangible asset is written down to its fair value. Fair value is calculated using discounted cash flows.
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

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		September 30, 2016			December 31, 2015
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.3	$88.0	$52.3	$35.7	$88.3	$51.4	$36.9
Customer relationships and backlog	15.7	404.0	151.3	252.7	395.7	132.9	262.8
Drawings	37.9	11.1	10.2	0.9	11.1	10.1	1.0
Other	12.8	61.2	48.4	12.8	61.8	45.4	16.4
Total	15.9	$564.3	$262.2	$302.1	$556.9	$239.8	$317.1
Amortization expense for these intangible assets is currently estimated to be approximately $7.8 million in total for the remainder of 2016, $29.8 million in 2017, $27.0 million in 2018, $24.3 million in 2019, $21.2 million in 2020 and $164.4 million in 2021 and thereafter.
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2016	December 31, 2015
Employee related expenses	$94.1	$83.1
Warranty	15.8	15.1
Advanced payment from customers	25.0	29.1
Other	95.8	91.3
Total	$230.7	$218.6
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in Cost of Sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Balance at beginning of period	$15.1	$15.5
Expense	11.0	12.1
Payments / deductions	(9.8)	(12.7)
Currency translation	(0.5)	0.2
Balance at end of period	$15.8	$15.1

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2016, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2016	2015	2016	2015	2015
Beginning claims	38,664	42,052	41,090	47,507	47,507
New claims	611	669	2,239	1,960	2,572
Settlements	(187)	(247)	(728)	(768)	(954)
Dismissals	(2,638)	(762)	(6,151)	(6,987)	(8,035)
Ending claims	36,450	41,712	36,450	41,712	41,090

Of the 36,450 pending claims as of September 30, 2016, approximately 18,300 claims were pending in New York, approximately 1,500 claims were pending in Texas, approximately 4,800 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim, and for a 1/20th share of a $3.5 million verdict in the Larry Bell claim. On February 23, 2011, the court entered judgment on the verdicts in the amount of $0.2 million against the Company, only, in Bell, and in the amount of $4.0 million, jointly, against the Company and two other defendants in Nelson, with additional interest in the amount of $0.01 million being assessed against the Company, only, in Nelson. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. The Company resolved the Bell appeal by settlement, which is reflected in the settled claims for 2012. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants have opposed. By order dated May 20, 2015, the Supreme Court of Pennsylvania is holding, but not acting on, the plaintiffs’ petition pending the outcome of another appeal in which the Company is not a party.
On August 17, 2011, a New York City state court jury found the Company responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury’s liability findings but reducing the award of damages to $8 million. At plaintiffs’ request, the Court entered a judgment in the amount of $4.9 million against the Company, taking into account settlement offsets and accrued interest under New York law. The Company appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. The Company appealed to the New York Court of Appeals. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, in the amount of $6.6 million was paid in the third quarter 2016.
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for four percent (4%) of plaintiffs’ damages of $3 million. The Company filed post-trial motions requesting judgment in the Company’s favor notwithstanding the jury’s verdict, which were denied. The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied. The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, in the amount of $0.2 million was paid in the third quarter 2016.
On November 28, 2012, the Company received an adverse verdict in the James Hellam claim in Oakland, CA. The jury found that the Company was responsible for seven percent (7%) of plaintiffs’ non-economic damages of $4.5 million, plus a portion of their economic damages of $0.9 million. Based on California court rules regarding allocation of damages, judgment was entered against the Company in the amount of $1.282 million. The Company filed post-trial motions requesting judgment in the Company’s favor notwithstanding the jury’s verdict and also requesting that settlement offsets be applied to reduce the judgment in accordance with California law. On January 31, 2013, the court entered an order disposing partially of that motion. On March 1, 2013, the Company filed an appeal regarding the portions of the motion that were denied. The court entered judgment against the Company in the amount of $1.1 million. The Company appealed. By opinion dated April 16, 2014, the Court of Appeal affirmed the finding of liability against the Company, and the California Supreme Court denied review of this ruling. The Court of Appeal reserved the arguments relating to recoverable damages to a subsequent appeal that remains pending. On August 21, 2015, the Court of Appeal reversed the trial court with respect to a $20,000 damages item, but affirmed the trial court in all other respects. The Company sought review of that ruling before the Supreme Court of California, which was denied. The Company settled the matter in December 2015.  The settlement is reflected in the fourth quarter 2015 indemnity amount.
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. The Company filed post-trial motions requesting judgments in the Company’s favor notwithstanding the jury’s verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. The Company appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court’s ruling. The Supreme Court of Pennsylvania accepted the Company’s petition for review and heard oral arguments on September 13, 2016.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company appealed. The Company took a separate appeal of the trial court’s denial of its summary judgment motion. The Court consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016, the Company supplemented its briefing based on the New York Court of Appeals Dummitt/Suttner decision. On October 6, 2016, a panel of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the damages award to $4.25 million, which after settlement offsets is calculated to be $1.94 million. Plaintiff has the option of accepting the reduced amount or having a new trial on damages. The Company is considering its further appellate options.
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against the Company in the Lee Holdsworth claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. Post-trial motions were denied, and the court entered judgment in the amount of $1.7 million. On June 12, 2015, the Appellate Division, Fourth Department, affirmed the trial court’s ruling denying the Company’s motion for summary judgment. The court denied reargument of that ruling. The Company pursued a further appeal of the trial court rulings and judgment, which was argued on May 16, 2016. On July 8, 2016, the Court vacated the judgment and granted the Company a new trial on the issue of whether the Company is subject to joint-and-several liability under New York law. Plaintiff filed a motion to enter judgment in the trial court in the amount allegedly unaffected by the appellate ruling, approximately $1.0 million, and the Company opposed the motion.
On September 11, 2013, a Columbia, South Carolina state court jury in the Lloyd Garvin claim entered an $11 million verdict for compensatory damages against the Company and two other defendants jointly, and also awarded exemplary damages against the Company in the amount of $11 million. The jury also awarded exemplary damages against both other defendants. The Company filed post-trial motions seeking to overturn the verdict, which were denied, except that the Court remitted the compensatory damages award to $2.5 million and exemplary damages award to $3.5 million. Considering settlement offsets, the Court further reduced the total damages award to $3.5 million. The Company settled the matter. The settlement is reflected in the first quarter 2015 indemnity amount.
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed. Oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, and the Company opposed the motion.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim. The two claims were consolidated for trial. The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments have been entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw took place on March 9, 2016. On October 6, 2016, two panels of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the Sweberg damages award to $9.5 million and further reduced the Hackshaw damages award to $3 million, which after settlement offsets are calculated to be $4.73 million in Sweberg and $0 in Hackshaw. Plaintiffs have the option of accepting the reduced awards or having new trials on damages. The Company is considering its further appellate options in Sweberg.
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
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30 percent share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. The Company argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied the Company’s request and entered judgment in the amount of $0.4 million. The Company filed post-trial motions, which were denied in two decisions issued on August 26, 2016 and September 28, 2016. The Company is pursuing an appeal to the Third Circuit Court of Appeals.
On April 22, 2016, a Phoenix, Arizona federal court jury found the Company responsible for a 20 percent share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against the Company in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against the Company in the amount of $6.8 million. The Company filed post-trial motions, which were denied on September 20, 2016. The Company is pursuing an appeal to the Ninth Circuit Court of Appeals.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2016 and 2015 totaled $57.5 million and $52.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2016 and 2015 totaled $41.5 million and $36.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2016	2015	2016	2015	2015
Settlement / indemnity costs incurred (1)	$9.6	$4.6	$25.3	$21.3	$27.7
Defense costs incurred (1)	10.1	10.2	32.2	31.2	41.7
Total costs incurred	$19.7	$14.7	$57.5	$52.5	$69.4

Settlement / indemnity payments	$14.4	$8.4	$28.0	$19.5	$24.5
Defense payments	10.6	9.7	31.0	30.4	43.5
Insurance receipts	(9.3)	(6.7)	(17.4)	(13.7)	(18.1)
Pre-tax cash payments	$15.8	$11.4	$41.5	$36.2	$49.9

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2016, the Company has resolved (by settlement or dismissal) approximately 123,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $471 million, for an average settlement cost per resolved claim of approximately $3,800. The average settlement cost per claim resolved during the years ended December 31, 2015, 2014 and 2013 was $3,100, $3,800 and $3,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
Effects on the Condensed Consolidated Financial Statements
The Company has retained the firm of Hamilton, Rabinovitz & Associates, Inc. (“HR&A”), a nationally recognized expert in the field, to assist management in estimating the Company’s asbestos liability in the tort system. HR&A reviews information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by HR&A to project future asbestos costs is based largely on the Company’s experience during a base reference period of eleven quarterly periods (consisting of the two full preceding calendar years and three additional quarterly periods to the estimate date) for claims filed, settled and dismissed. The Company’s experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, HR&A estimates the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, HR&A augments its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, HR&A compiles an estimate of the Company’s asbestos liability for pending and future claims, based on claim experience during the reference period and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Although the methodology used by HR&A can be applied to show claims and costs for periods subsequent to the indicated period (up to and including the endpoint of the asbestos studies referred to above), management believes that the level of uncertainty regarding the various factors used in estimating future asbestos costs is too great to provide for reasonable estimation of the number of future claims, the nature of such claims or the cost to resolve them for years beyond the indicated estimate.
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
Management has made its best estimate of the costs through 2021 based on the analysis by HR&A completed in January 2012. Through September 30, 2016, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2016. Nevertheless, if certain factors show a pattern of sustained increase or decrease, the liability could change materially; however, all the assumptions used in estimating the asbestos liability are interdependent and no single factor predominates in determining the liability estimate. As noted above, the Company continues to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether the existing forecast period is appropriate. Because of the uncertainty with regard to and the interdependency of such factors used in the calculation of its asbestos liability, and since no one factor predominates, the Company believes that a range of potential liability estimates beyond the indicated forecast period cannot be reasonably estimated.
A liability of $894 million was recorded as of December 31, 2011 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2021, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2021. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $487 million as of September 30, 2016. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2021, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2016 was $75 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2011 (for claims filed or expected to be filed through 2021), the insurance consultant’s model forecasted that approximately 25% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2021) that is in excess of available insurance coverage allocated to such years. An asset of $225 million was recorded as of December 31, 2011 representing the probable insurance reimbursement for such claims expected through 2021. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $112 million as of September 30, 2016.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2016 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) and Roseland, New Jersey (the “Roseland Site”), each discussed below.
Goodyear Site
The Goodyear Site was operated by UniDynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $52.3 million as of September 30, 2016, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16.0 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2016, the Company has recorded a receivable of $10.6 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Roseland Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of the Company in 1985 when the Company acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. In 2009, at the request of the New Jersey Department of Environmental Protection (“NJDEP”), the Company performed certain tests of the indoor air quality of approximately 40 homes in a residential area surrounding the Roseland Site to determine if any contaminants (volatile organic compound vapors from groundwater) from the Roseland Site were present in those homes. The test results showed that three homes had volatile organic compound vapors above NJDEP’s recommended concentration levels, and the Company installed vapor mitigation equipment in those homes. On April 15, 2011, those three homeowners filed separate suits against the Company seeking unspecified compensatory and punitive damages for their lost property value and nuisance. In addition, a homeowner in the testing area, whose home tested negative for the presence of contaminants, filed a class action suit against the Company on behalf of himself and 138 other homeowners in the surrounding area, claiming damages in the nature of loss of value on their homes due to their proximity to the Roseland Site. In late December 2013, the plaintiffs moved to have a class of 139 homeowners certified, and the motion was granted in early February 2014. At the same time the Court also entered partial summary judgment on liability for the three homes where the Company had installed vapor mitigation equipment. The Company reached an agreement to settle all current claims with the class and individual plaintiffs for a one-time payment of $6.5 million. This agreement was approved by the Court on July 23, 2014 and the Company completed all obligations required of it to complete the settlement on October 10, 2014. The stipulation of dismissal with prejudice of all claims against the Company was filed on April 6, 2015.

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

Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947 about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (referred to as the “AUS-OU”), which includes an area where the Company maintained operations, pursuant to an Administrative Order on Consent. Work on interim deliverables for the feasibility study is reportedly underway, including discussions intended to define preliminary remedial goals and potential remedial alternatives. The feasibility study report is currently projected to be completed in late winter 2017. It is unclear when a final Record of Decision may be issued.

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator, are exchanging relevant information, and have agreed upon a framework for the mediation to address the numerous sub-areas at the Site in a coherent fashion. The first phase of the mediation, involving former munitions or ordnance storage areas, is presently scheduled to be conducted in May 2017. The Company at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage, subject to reservations of rights, under certain of its insurance policies.

Other Proceedings
The Company was named as a defendant in a suit filed in June 2015 by a small group of homeowners in Missoula, Montana, whose homes are near the site of a former lumber mill and wood processing facility (the “White Pine Site”) that operated from approximately 1920 to 1996.  The suit alleges that the homeowners’ property was damaged by coming into contact with certain hazardous substances that migrated from the White Pine Site. The White Pine Site was owned and operated by a predecessor to Huttig Building Products, Inc. (“Huttig”), which was a subsidiary of the Company from 1968 until Huttig’s shares were distributed to the Company’s shareholders in 1999. Under the terms of the distribution agreement, Huttig retained the liability for its prior operations. The Company tendered the defense of this matter to Huttig, and Huttig has agreed to defend and indemnify the Company. In a related matter, Huttig filed suit against certain insurers who Huttig claims are obligated to provide insurance coverage for the environmental remediation costs and other damages caused by the operations at the White Pine Site. The Company was brought into that case in October 2015 as a third party defendant by two of the insurers seeking declaratory relief that no coverage obligations are owed to Huttig or the Company with respect to the White Pine Site. In late 2015, Huttig notified the Company of its intention to pursue an action against the Company for damages related to Huttig’s environmental liability at the White Pine Site and the scope of coverage under the Company’s historical insurance policies available to Huttig for such liability. The Company settled its dispute with Huttig in exchange for a complete release by Huttig of all claims against the Company in connection with the distribution agreement, and a release by Huttig of any and all rights it has or may have had under any of the Company’s insurance policies. As a result of this settlement, the Company recorded a $5 million net pre-tax charge in the second quarter of 2016. In addition, Huttig retained all of its indemnity obligations to the Company as set forth in the distribution agreement, including its indemnity obligations relating to the White Pine Site.
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of September 30, 2016, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term.

Note 9 - Pension Benefits

The components of net periodic cost are as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2016	2015	2016	2015
Service cost	$1.2	$1.4	$3.5	$4.0
Interest cost	8.2	9.5	24.5	28.6
Expected return on plan assets	(14.5)	(15.7)	(43.3)	(46.9)
Amortization of prior service cost	(0.2)	(0.1)	(0.5)	(0.2)
Amortization of net loss (gain)	2.9	3.1	8.7	9.3
Curtailment gain	—	(4.4)	—	(4.4)
Net periodic cost	$(2.4)	$(6.2)	$(7.1)	$(9.6)
The Company expects, based on current actuarial calculations, to contribute approximately $8.0 million to its defined benefit plans, of which $6.0 million has been contributed during the first nine months of 2016. The Company contributed $17.0 million to its defined benefit plans in 2015. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes

The Company’s quarterly provision for income tax is measured using an annual effective tax rate, adjusted for discrete items within the period presented.

Effective Tax Rates

The Company’s effective tax rates are as follows:

	2016	2015
Three months ended September 30,	33.0%	32.2%
Nine months ended September 30,	29.4%	32.1%

The Company’s effective tax rates for the three and nine months ended September 30, 2016 vary from the prior year’s comparable periods primarily due to:

•	a valuation allowance recorded in 2016 against certain deferred tax assets,

•	unfavorable return-to-provision adjustments recorded in the current period,

•	the inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	the amount of income earned in jurisdictions with lower statutory rates, and

•	a greater U.S. federal tax benefit on domestic manufacturing activities.

In addition, the Company’s effective tax rate for the nine months ended September 30, 2016 includes a benefit for the resolution of a tax examination during 2016 plus the impact changes in Japanese tax law had on the Company’s deferred tax balances in 2016 (favorable) and tax carryforwards in 2015 (unfavorable).

The Company’s effective tax rates for both the three and nine months ended September 30, 2016 are lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impact of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities, the U.S. federal research credit and the resolution of a tax examination. These items are partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits

During the three months ended September 30, 2016, the Company’s gross unrecognized tax benefits increased by $0.4 million primarily due to tax positions taken during the current year, partially offset by tax positions taken during prior periods. During the nine months ended September 30, 2016, the Company’s gross unrecognized tax benefits decreased by $1.5 million, primarily due to settlements with taxing authorities and tax positions taken during prior periods, partially offset by tax positions taken in the current period.

During the three and nine months ended September 30, 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate increased by $0.6 million and decreased by $1.3 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2016, the Company recognized $0.4 million and $0.7 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations. At September 30, 2016 and December 31, 2015, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Condensed Consolidated Balance Sheets was $6.5 million and $5.8 million, respectively.

During the next twelve months, it is reasonably possible that the Company’s unrecognized tax benefits may decrease by $4.9 million due to the expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations

The Company’s income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The IRS has completed its examination of the Company’s consolidated federal income tax returns through 2012. The Company’s consolidated federal income tax returns for 2013 through 2015 remain subject to examination.

The IRS is currently examining an acquired subsidiary’s consolidated federal income tax return for 2013. In addition, tax carry forwards (2006 through 2012) remain subject to IRS examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2010. Currently the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2008 through 2012), Canada (2013 and 2014), and California (2012 and 2013). During the third quarter, a California audit (2010 and 2011) was completed, resulting in a minimal assessment for which an accrual was previously established.

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of September 30, 2016 and December 31, 2015:

(in millions)	September 30, 2016	December 31, 2015
Long-term debt consists of:
2.75% notes due December 2018
Principal amount	$250.0	$250.0
Less debt issuance costs (See Note 1)	(0.9)	(1.2)
Carrying Value	$249.1	$248.8

4.45% notes due December 2023
Principal amount	$300.0	$300.0
Less debt issuance costs (See Note 1)	(1.9)	(2.1)
Carrying Value	$298.1	$297.9

6.55% notes due November 2036
Principal Amount	$200.0	$200.0
Less unamortized discount	(0.7)	(0.7)
Less debt issuance costs (See Note 1)	(1.3)	(1.4)
Carrying Value	$198.0	$197.9

Total long-term debt	$745.2	$744.6

Short-term borrowings consists of:
Commercial paper	$34.0	$49.0
Other	—	0.6
Total short-term borrowings	$34.0	$49.6

On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least on equal terms with all of our other unsecured and unsubordinated indebtedness. The net proceeds of the issuances of the Notes were used to repay amounts under our revolving credit facility and for general corporate purposes. At September 30, 2016, the Notes with a principal amount of $34.0 million were outstanding.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of and for the period ended September 30, 2016, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $22 million and $38 million as of September 30, 2016 and December 31, 2015, respectively. The settlement of derivative contracts for the three months ended September 30, 2016 and September 30, 2015 resulted in net cash (outflow) inflow of $(0.1) million and $0.2 million, respectively, and is reported within other in “Total used for operating activities” on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2016 and December 31, 2015, the Company’s receivable position for the foreign exchange contracts was $0.3 million and $0 million, respectively. As of both September 30, 2016 and December 31, 2015, the Company’s payable position for the foreign exchange contracts was $0.4 million.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in millions)	Level 1	Level 2	Level 3	Total Fair Value	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Derivatives - foreign exchange contracts	$—	$0.3	$—	$0.3	$—	$—	$—	$—
Liabilities:
Derivatives - foreign exchange contracts	$—	$0.4	$—	$0.4	$—	$0.4	$—	$0.4

Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $826.1 million and $791.1 million at September 30, 2016 and December 31, 2015, respectively.

Note 14 - Restructuring
The following table summarizes the restructuring (gains) costs associated with repositioning and acquisition-related actions noted below:

(in millions)	(Gains)/Costs Incurred in the Nine Months Ended September 30, 2016	Total Costs Incurred Through September 30, 2016
2015 Repositioning Actions	$—	$8.6
Acquisition-Related Restructuring	(0.4)	9.3
Total Restructuring	$(0.4)	$17.9
2015 Repositioning Actions
The Company initiated incremental restructuring activities and recorded pre-tax restructuring charges of $8.6 million in 2015. These actions resulted in workforce reductions of approximately 125 employees, or about 1%, of the Company’s global workforce.
The following table summarizes the restructuring charges by cost type and segment:

(in millions)	Costs Incurred in the Nine Months Ended September 30, 2016	Total Costs Incurred Through September 30, 2016
Fluid Handling
Severance	$—	$7.9
Aerospace & Electronics
Severance	—	0.7
Total Restructuring	$—	$8.6
The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2015	Expense	Utilization	Balance at September 30, 2016
Fluid Handling
Severance	$4.1	$—	$(2.5)	$1.6
Aerospace & Electronics
Severance	0.1	$—	—	0.1
Total Restructuring	$4.2	$—	$(2.5)	$1.7
The Company does not expect any further significant costs associated with these actions.

Acquisition-Related Restructuring
The Company recorded total pre-tax restructuring charges of $9.3 million (a gain of $0.4 million in the first nine months of 2016, a gain of $0.6 million in 2015 and a charge of $10.3 million in 2014) related to the December 2013 acquisition of MEI within the Company’s Payment & Merchandising Technologies segment. These actions resulted in workforce reductions of approximately 240 employees, or less than 2% of the Company’s global workforce.

The following table summarizes the restructuring charges by cost type and segment:

(in millions)	(Gains)/Costs Incurred in the Nine Months Ended September 30, 2016	Total Costs/(Gains) Incurred Through September 30, 2016
Payment & Merchandising Technologies
Severance	$(0.4)	$13.4
Other	—	0.2
Asset write-down	—	0.1
Pension curtailment gain	—	(4.4)
Total Restructuring	$(0.4)	$9.3

The following table summarizes the accrual balances related to these cash-related restructuring charges:

(in millions)	Balance at December 31, 2015	(Gain)/Expense	Utilization	Balance at September 30, 2016
Payment & Merchandising Technologies
Severance	$6.3	(0.4)	(2.7)	$3.2
Total Restructuring	$6.3	(0.4)	(2.7)	$3.2
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
Reference herein to “Crane”, “the Company”, “we”, “us”, and, “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.
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
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, including most recently, The United Kingdom’s European Union membership referendum advising for the exit of the United Kingdom from the European Union, as well as currency fluctuations, commodity costs, and a variety of other factors.
We remain generally cautious about global economic conditions and the demand for our products, particularly in our Fluid Handling segment. For 2016, we expect a total Company year-over-year sales decline of approximately 1% driven by unfavorable foreign exchange, with core sales up approximately 1% compared to 2015.
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
We expect Process Valves and Related Products sales to decline in the high single-digit range compared to 2015, driven primarily by a core sales decline with a modest impact from unfavorable foreign exchange. The lower core sales is driven by lower levels of customer capital spending and project delays across the power, oil & gas, chemical, and general industrial end markets.
We expect Commercial Valves sales to decline in the high single-digit range compared to 2015, driven by unfavorable foreign exchange. Core sales are expected to be approximately flat compared to 2015, with strength in the United Kingdom and Middle East offset by continued softness in Canada. .
Our Other Products sales are expected to decline modestly compared to 2015.
For the segment, we expect a modest decline in operating profit compared to 2015, as the negative impact from lower core sales and unfavorable foreign currency will be partially offset by productivity initiatives, repositioning benefits, and lower repositioning costs.

Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to increase in the low to mid single-digit range compared to 2015, with a mid single-digit improvement in core sales, partially offset by unfavorable foreign currency translation. We expect core sales to improve across both CPI and Merchandising Systems. At CPI, we expect core sales improvement to be driven by certain vertical end markets, primarily retail and transportation. At Merchandising Systems, we expect core sales improvement driven primarily by stronger demand from large bottler customers. We expect the segment’s operating profit to increase compared to 2015 driven by the higher sales, MEI integration synergies, and lower integration costs.
Aerospace & Electronics
We expect Aerospace & Electronics sales to increase in the high single-digit range compared to 2015. For 2016, we expect that commercial market conditions will remain generally positive. We expect commercial aftermarket sales to decline in the low single digit range primarily because of lower retrofit program sales when compared to the prior year. Although we expect defense markets to remain relatively flat, our military sales will increase substantially as a result of a large contract for our microwave products, along with higher sales for a major military aerospace program. We expect segment operating profit in 2016 to improve slightly compared to 2015 driven by higher sales and repositioning benefits, partially offset by unfavorable product mix and higher engineering spending.
Engineered Materials
In 2016, we expect the Engineered Materials sales will be approximately flat compared to the prior year. We expect modest growth in sales to the building products markets, offset by a modest decline in sales to the transportation and RV markets. Segment operating profit is expected to be approximately flat compared to 2015.

Results from Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2016 versus the third quarter 2015, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales	$694.2	$669.9	$24.3	3.6%
Operating profit	103.8	93.2	10.6	11.4%
Restructuring and related charges *	—	2.0	(2.0)	NM
Acquisition integration related charges *	—	2.2	(2.2)	NM
Operating margin	15.0%	13.9%
Other income (expense):
Interest income	0.5	0.5	—	—%
Interest expense	(9.2)	(9.1)	(0.1)	(1.1)%
Miscellaneous - net	(0.1)	(0.3)	0.2	66.7%
	(8.8)	(8.9)	0.1	1.1%
Income before income taxes	95.0	84.3	10.7	12.7%
Provision for income taxes	31.3	27.1	4.2	15.5%
Net income before allocation to noncontrolling interests	63.7	57.2	6.5	11.4%
Less: Noncontrolling interest in subsidiaries’ earnings	0.2	0.3	(0.1)	(33.3)%
Net income attributable to common shareholders	63.5	56.9	6.6	11.6%
* Restructuring and related charges and acquisition integration related charges are included in operating profit and operating margin.

Sales increased by $24.3 million, or 3.6%, to $694.2 million in 2016. Net sales related to operations outside the United States were 35.3% and 39.3% of total net sales for the quarters ended September 30, 2016 and 2015, respectively. The year-over-year change in sales included:

•	an increase in core sales of $36.7 million, or 5.5%; and

•	unfavorable foreign currency translation of $12.4 million, or 1.9%.
Operating profit increased by $10.6 million, or 11.4%, to $103.8 million in 2016. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Aerospace & Electronics and Fluid Handling segments, partially offset by lower operating profit in our Engineered Materials segment and higher corporate costs.
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

Our effective tax rate for the three months ended September 30, 2016 varies from the prior year’s comparable period primarily due to:

•	a valuation allowance recorded in 2016 against certain deferred tax assets,

•	unfavorable return-to-provision adjustments recorded in the current period,

•	the inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	the amount of income earned in jurisdictions with lower statutory rates, and

•	a greater U.S. federal tax benefit on domestic manufacturing activities.

	Three Months Ended
	September 30,
	2016	2015
Net income before allocation to noncontrolling interests	$63.7	$57.2
Other comprehensive income (loss), net of tax
Currency translation adjustment	(5.2)	(26.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.8	2.1
Other comprehensive (loss) income	(3.4)	(24.6)
Comprehensive income before allocation to noncontrolling interests	60.3	32.6
Less: Noncontrolling interests in comprehensive income (loss)	0.2	—
Comprehensive income attributable to common shareholders	$60.1	$32.6
Comprehensive income attributable to common shareholders was $60.1 million for the three months ended September 30, 2016 compared to $32.6 million in the same period of 2015. The change was driven by $21.5 million of lower unrealized losses on foreign currency translation adjustments, resulting primarily from strengthening of the U.S. dollar against the British pound, coupled with a $6.5 million increase in net income before allocation to noncontrolling interests.

Segment Results of Operations Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Process Valves and Related Products	$148.1	$160.4	$(12.3)	(7.7)%
Commercial Valves	75.2	81.7	(6.5)	(8.0)%
Other Products	21.8	22.6	(0.8)	(3.5)%
Total net sales	245.1	264.7	(19.6)	(7.4)%
Operating profit	30.7	29.4	1.3	4.4%
Restructuring and related charges*	—	1.8	(1.8)	NM
Operating margin	12.5%	11.1%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $19.6 million, or 7.4%, to $245.1 million, driven by a core sales decline of $12.1 million, or 4.6%, and unfavorable foreign currency translation of $7.5 million, or 2.8%.

•
Sales of Process Valves and Related Products decreased by $12.3 million, or 7.7%, to $148.1 million in 2016, including a core sales decline of $11.1 million, or 7.0%, and unfavorable foreign currency translation of $1.2 million, or 0.7%. The decrease in core sales primarily reflected lower capital spending by our customers in response to weaker oil & gas, chemical and general industrial end market conditions.

•
Sales of Commercial Valves decreased by $6.5 million, or 8.0%, to $75.2 million in 2016, primarily reflecting unfavorable foreign currency translation of $6.4 million, or 7.9%, as the British pound weakened against the U.S. dollar.

•	Sales of Other Products decreased by $0.8 million, or 3.5%, to $21.8 million in 2016.
Fluid Handling operating profit increased by $1.3 million, or 4.4%, to $30.7 million in 2016. The increase was driven by the impact of productivity, $1.8 million of lower restructuring and related charges, favorable mix and restructuring benefits, partially offset by lower volumes, and to a lesser extent, competitive pricing.
The Fluid Handling segment backlog was $242 million at September 30, 2016, compared with $267 million at December 31, 2015 and $279 million at September 30, 2015.

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$123.7	$121.6	$2.1	1.7%
Merchandising Equipment	63.0	49.0	14.0	28.6%
Total net sales	186.7	170.6	16.1	9.4%
Operating profit	34.7	25.2	9.5	37.7%
Acquisition, integration and restructuring related charges*	—	2.2	(2.2)	NM
Operating margin	18.6%	14.8%
* The acquisition, integration and restructuring related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $16.1 million, or 9.4%, to $186.7 million in 2016, reflecting a core sales increase of $20.9 million, or 12.3%, partially offset by unfavorable foreign currency translation of $4.8 million, or 2.9%.

•
Sales of Payment Acceptance and Dispensing Products increased $2.1 million, or 1.7%, to $123.7 million in 2016, reflecting a core sales increase of $5.1 million, or 4.2%, partially offset by unfavorable foreign currency translation of $3.0 million, or 2.5%. Unfavorable foreign currency translation primarily reflected the British pound weakening against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar. The increase in core sales primarily reflected strength in the retail vertical.

•
Sales of Merchandising Equipment increased $14.0 million, or 28.6%, to $63.0 million in 2016, reflecting a core sales increase of $15.8 million, or 32.3%, partially offset by unfavorable foreign currency translation of $1.8 million, or 3.7%. The increase in core sales was primarily related to stronger sales to large bottler customers.

Payment & Merchandising Technologies operating profit increased by $9.5 million, or 37.7%, to $34.7 million in 2016. The increase was primarily driven by the benefit from higher core sales, strong productivity, the impact from MEI related synergy savings of $2.1 million and a decrease in acquisition, integration and restructuring related charges of $2.2 million.
The Payment & Merchandising Technologies segment backlog was $66 million at September 30, 2016, compared with $63 million at December 31, 2015 and $56 million at September 30, 2015.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Commercial Original Equipment	$88.4	$87.9	$0.5	0.6%
Military Original Equipment	63.3	36.8	26.5	72.0%
Commercial Aftermarket	31.9	33.4	(1.5)	(4.5)%
Military Aftermarket	14.6	13.6	1.0	7.4%
Total net sales	198.2	171.7	26.5	15.4%
Operating profit	38.9	36.5	2.4	6.6%
Restructuring and related charges*	—	0.2	(0.2)	NM
Operating margin	19.6%	21.3%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $26.5 million, or 15.4%, to $198.2 million in 2016.

•	Sales of Commercial Original Equipment increased by $0.5 million, or 0.6%, to $88.4 million in 2016. The generally stable sales level is consistent with customer commercial aircraft build rates.

•	Sales of Military Original Equipment increased by $26.5 million, or 72.0%, to $63.3 million in 2016. The sales increase primarily reflected shipments related to a large military program.

•	Sales of Commercial Aftermarket products decreased by $1.5 million, or 4.5%, to $31.9 million in 2016. The sales decrease primarily reflected lower shipments of commercial spares.

•	Sales of Military Aftermarket increased by $1.0 million, or 7.4%, to $14.6 million in 2016.
Aerospace & Electronics operating profit increased by $2.4 million, or 6.6%, to $38.9 million in 2016, primarily as a result of the impact from the higher volume and strong productivity, partially offset by unfavorable product mix primarily related to the higher military program shipments that carry a lower margin profile.
The Aerospace & Electronics segment backlog was $377 million at September 30, 2016, compared with $436 million at December 31, 2015 and $460 million at September 30, 2015.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
FRP- Recreational Vehicles	$32.6	$31.6	$1.0	3.2%
FRP- Building Products	22.9	21.4	1.5	7.0%
FRP- Transportation	8.7	9.9	(1.2)	(12.1)%
Total net sales	64.2	62.9	1.3	2.1%
Operating profit	11.4	12.5	(1.1)	(8.8)%
Operating margin	17.7%	19.9%

Engineered Materials sales increased by $1.3 million, or 2.1%, to $64.2 million in 2016 resulting from higher sales to building products and to recreational vehicle (“RV”) end markets, partially offset by lower sales to transportation end markets. Engineered Materials operating profit decreased by $1.1 million, or 8.8%, to $11.4 million in 2016, reflecting competitive pricing, partially offset by strong productivity.
The Engineered Materials segment backlog was $12 million at September 30, 2016, compared with $15 million at December 31, 2015 and $14 million at September 30, 2015.

Results from Operations – Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales	$2,066.5	$2,060.0	6.5	0.3%
Operating profit	291.9	269.4	22.5	8.4%
Restructuring and related (gain) charges *	(0.4)	11.9	(12.3)	(103.4)%
Acquisition integration related charges *	—	5.6	(5.6)	NM
Operating margin	14.1%	13.1%
Other income (expense):
Interest income	1.4	1.4	—	—%
Interest expense	(27.5)	(28.5)	1.0	3.5%
Miscellaneous - net	(0.6)	(0.2)	(0.4)	200.0%
	(26.7)	(27.3)	0.6	2.2%
Income before income taxes	265.2	242.1	23.1	9.5%
Provision for income taxes	77.9	77.7	0.2	0.3%
Net income before allocation to noncontrolling interests	187.3	164.4	22.9	13.9%
Less: Noncontrolling interest in subsidiaries’ earnings	0.5	0.7	(0.2)	(28.6)%
Net income attributable to common shareholders	186.8	163.7	23.1	14.1%
* Restructuring and related charges and acquisition integration related charges are included in operating profit and operating margin.

Sales increased by $6.5 million, or 0.3%, to $2,066.5 million in 2016. Net sales related to operations outside the United States were 36.0% and 38.9% of total net sales for the nine months ended September 30, 2016 and 2015, respectively. The year-over-year change in sales included:

•	an increase in core sales of $38.2 million, or 1.9%;

•	unfavorable foreign currency translation of $31.7 million, or 1.6%; and
Operating profit increased by $22.5 million, or 8.4%, to $291.9 million in 2016. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies and Aerospace & Electronics segments, partially offset by lower operating profit in our Fluid Handling segment and higher corporate costs, which included a $5.0 million legal settlement charge.
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

Our effective tax rate for the nine months ended September 30, 2016 varies from the prior year’s comparable period primarily due to:

•	a valuation allowance recorded in 2016 against certain deferred tax assets,

•	unfavorable return-to-provision adjustments recorded in the current period,

•	the inclusion of the U.S. federal research credit, which had expired on December 31, 2014 and was not renewed with retroactive effect until December 2015,

•	the amount of income earned in jurisdictions with lower statutory rates,

•	a greater U.S. federal tax benefit on domestic manufacturing activities,

•	the impact changes in Japanese tax law had on our deferred tax balances in 2016 (favorable) and tax carryforwards in 2015 (unfavorable), and

•	a benefit for the resolution of a tax examination during 2016.

	Nine Months Ended
	September 30,
	2016	2015
Net income before allocation to noncontrolling interests	$187.3	$164.4
Other comprehensive income (loss), net of tax
Currency translation adjustment	11.6	(70.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	5.6	6.0
Other comprehensive (loss) income	17.2	(64.9)
Comprehensive income before allocation to noncontrolling interests	204.5	99.5
Less: Noncontrolling interests in comprehensive income (loss)	0.5	0.3
Comprehensive income (loss) attributable to common shareholders	$204.0	$99.2
Comprehensive income attributable to common shareholders was $204.0 million for the nine months ended September 30, 2016, compared to $99.2 million in the same period of 2015. The change was primarily driven by an $82.5 million change from an unrealized loss to an unrealized gain on foreign currency translation adjustments resulting, primarily from strengthening of the British pound and Canadian dollar against the U.S. dollar, coupled with a $22.9 million increase in net income before allocation to noncontrolling interests.

Segment Results of Operations Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Process Valves and Related Products	$469.1	$519.3	$(50.2)	(9.7)%
Commercial Valves	224.1	244.1	(20.0)	(8.2)%
Other Products	65.9	68.8	(2.9)	(4.2)%
Total net sales	759.1	832.2	(73.1)	(8.8)%
Operating profit	91.5	96.2	(4.7)	(4.9)%
Restructuring and related charges*	—	8.7	(8.7)	NM
Operating margin	12.1%	11.6%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $73.1 million, or 8.8%, to $759.1 million, driven by a core sales decline of $51.5 million, or 6.2%, and unfavorable foreign currency translation of $21.7 million, or 2.6%.

•
Sales of Process Valves and Related Products decreased by $50.2 million, or 9.7%, to $469.1 million in 2016, including a core sales decline of $45.7 million, or 8.8%, and unfavorable foreign currency translation of $4.5 million, or 0.9%. The decrease in core sales primarily reflected lower capital spending by our customers in response to weaker oil & gas, chemical and general industrial end market conditions.

•
Sales of Commercial Valves decreased by $20.0 million, or 8.2%, to $224.1 million in 2016, reflecting unfavorable foreign currency translation of $16.6 million, or 6.8%, as the British pound and Canadian dollar weakened against the U.S. dollar. Core sales decreased $3.4 million, or 1.4%, primarily reflecting lower sales to non-residential construction markets in Canada.

•	Sales of Other Products decreased by $2.9 million, or 4.2%, to $65.9 million in 2016.
Fluid Handling operating profit decreased by $4.7 million, or 4.9%, to $91.5 million in 2016. The decrease was driven by a $24 million impact from the lower sales and, to a lesser extent, competitive pricing, partially offset by productivity, repositioning benefits, $8.7 million of lower restructuring and related charges and favorable product mix.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$373.7	$376.9	$(3.2)	(0.8)%
Merchandising Equipment	177.5	152.1	25.4	16.7%
Total net sales	551.2	529.0	22.2	4.2%
Operating profit	97.1	72.5	24.6	33.9%
Acquisition, integration and restructuring related (gain)/charges*	(0.4)	3.6	(4.0)	(111.1)%
Operating margin	17.6%	13.7%
* The acquisition, integration and restructuring related (gain) charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $22.2 million, or 4.2%, to $551.2 million in 2016, reflecting a core sales increase of $32.1 million, or 6.1%, partially offset by unfavorable foreign currency translation of $9.9 million, or 1.9%.

•
Sales of Payment Acceptance and Dispensing Products decreased $3.2 million, or 0.8%, to $373.7 million in 2016, reflecting unfavorable foreign currency translation of $6.7 million, or 1.7%, partially offset by a core sales increase of $3.5 million, or 0.9%. Unfavorable foreign currency translation reflected the British pound weakening against the U.S. dollar, partially offset by the strengthening of the Japanese yen against the U.S. dollar. The increase in core sales reflects higher sales to the retail and transportation verticals.

•
Sales of Merchandising Equipment increased $25.4 million, or 16.7%, to $177.5 million in 2016, reflecting a core sales increase of $28.5 million, or 18.7%, partially offset by unfavorable foreign currency translation of $3.1 million, or 2.0%. The increase in core sales was primarily related to stronger sales to large bottler customers.

Payment & Merchandising Technologies operating profit increased by $24.6 million, or 33.9%, to $97.1 million in 2016. The increase was primarily driven by the benefit from the higher core sales, strong productivity, the impact from MEI related synergy savings of $8.0 million and a decrease in acquisition, integration and restructuring related charges of $4.0 million.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
Commercial Original Equipment	$270.6	$263.4	$7.2	2.7%
Military Original Equipment	152.9	103.9	49.0	47.2%
Commercial Aftermarket	96.3	97.1	(0.8)	(0.8)%
Military Aftermarket	39.4	36.0	3.4	9.4%
Total net sales	559.2	500.4	58.8	11.8%
Operating profit	110.6	98.2	12.4	12.6%
Restructuring and related charges*	—	1.9	(1.9)	NM
Operating margin	19.8%	19.6%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $58.8 million, or 11.8%, to $559.2 million in 2016.

•
Sales of Commercial Original Equipment increased by $7.2 million, or 2.7%, to $270.6 million in 2016. The sales increase was driven by strength from space and large transport markets, partially offset by weaker business jet related sales.

•	Sales of Military Original Equipment increased by $49.0 million, or 47.2%, to $152.9 million in 2016. The sales increase primarily reflected shipments related to a large military program.

•	Sales of Commercial Aftermarket products decreased by $0.8 million, or 0.8%, to $96.3 million in 2016.

•	Sales of Military Aftermarket increased by $3.4 million, or 9.4%, to $39.4 million in 2016. The sales increase primarily reflected higher spares.

Aerospace & Electronics operating profit increased by $12.4 million, or 12.6%, to $110.6 million in 2016, primarily as a result of the impact from the higher volume, strong productivity, repositioning benefits and a decrease in restructuring and related charges, partially offset by unfavorable product mix associated with comparatively lower margins realized on the large military program and higher engineering expense.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2016	2015	$	%
Net sales by product line:
FRP- Recreational Vehicles	$99.8	$105.0	$(5.2)	(5.0)%
FRP- Building Products	68.3	63.7	4.6	7.2%
FRP- Transportation	28.9	29.7	(0.8)	(2.7)%
Total net sales	197.0	198.4	(1.4)	(0.7)%
Operating profit	38.6	39.0	(0.4)	(1.0)%
Operating margin	19.6%	19.6%

Engineered Materials sales decreased by $1.4 million, or 0.7%, to $197.0 million in 2016, reflecting lower sales to RV manufacturers due to competitive pricing, partially offset by higher sales to building products customers. Engineered Materials operating profit decreased by $0.4 million, or 1.0%, to $38.6 million in 2016, reflecting competitive pricing, partially offset by strong productivity.

Liquidity and Capital Resources
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations and the $466 million available under our Commercial Paper (“CP”) Program and revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private markets for debt. We have borrowings totaling $34.0 million outstanding under our CP Program as of September 30, 2016. There are no other significant debt maturities coming due until December 2018.
We have an estimated liability of $486.6 million for pending and reasonably anticipated asbestos claims through 2021, and while it is probable that this amount will change and we may incur additional liabilities for asbestos claims after 2021, which additional liabilities may be material, we cannot reasonably estimate the amount of such additional liabilities at this time. We continue to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether the existing forecast period is appropriate. On a quarterly basis, we review significant changes to these factors in assessing the adequacy of our asbestos liability. Similarly, we have an estimated liability of $52 million related to environmental remediation costs projected through 2022 related to our Goodyear Site.
As of September 30, 2016, our non-U.S. subsidiaries held approximately $436 million of cash, which would be subject to additional tax upon repatriation to the United States. Our current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $168.4 million in the first nine months of 2016, compared to $115.7 million during the same period last year.  The increase in cash generated resulted primarily from higher net income, lower working capital requirements and lower pension contributions. Net asbestos-related payments in the first nine months of 2016 and 2015 were $41.5 million and $36.2 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $55 million, environmental payments of approximately $13 million and contributions to our defined benefit plans of approximately $8 million in 2016.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $37.7 million in the first nine months of 2016, compared to cash used for investing activities of $26.4 million in the comparable period of 2015. The increase in cash used for investing activities was driven by higher capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2016, reflecting anticipated increases in new product development initiatives, primarily in our Aerospace & Electronics and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of payments of dividends to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $63.8 million during the first nine months of 2016, compared to $78.3 million during the first nine months of 2015. The lower levels of cash used for financing activities was primarily due to open market purchases of our common stock (we repurchased 398,095 shares of our common stock at a cost of $25 million in the first nine months of 2015), partially offset by modestly higher repayments of short term debt.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item IA of Crane Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  There were no material changes during the quarter ended September 30, 2016 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 or the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2016. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 3, 2016	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 3, 2016		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2015, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.