Form 10-Q
period 2017-06-30
CRANE CO /DE/
filed 2017-08-03
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2017
Common stock, $1.00 Par Value – 59,600,573 shares

1

Crane Co.
Index
Form 10Q

2

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$702.5	$712.2	$1,375.9	$1,372.2
Operating costs and expenses:
Cost of sales	444.3	449.1	873.8	875.2
Selling, general and administrative	146.6	160.5	293.9	309.3
Restructuring gain	—	—	—	(0.4)
Transaction related charges	2.6	—	2.6	—
Operating profit	109.0	102.6	205.6	188.1
Other income (expense):
Interest income	0.6	0.5	1.1	1.0
Interest expense	(9.0)	(9.2)	(18.0)	(18.3)
Miscellaneous, net	(0.9)	(0.3)	(1.0)	(0.6)
	(9.3)	(9.0)	(17.9)	(17.9)
Income before income taxes	99.7	93.6	187.7	170.2
Provision for income taxes	30.4	25.2	55.1	46.6
Net income before allocation to noncontrolling interests	69.3	68.4	132.6	123.6
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.2	0.3	0.3
Net income attributable to common shareholders	$69.2	$68.2	$132.3	$123.3
Earnings per share:
Basic	$1.16	$1.17	$2.23	$2.11
Diluted	$1.14	$1.15	$2.19	$2.09
Average shares outstanding:
Basic	59.5	58.3	59.4	58.3
Diluted	60.5	59.2	60.4	59.0

Dividends per share	$0.33	$0.33	$0.66	$0.66

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income before allocation to noncontrolling interests	$69.3	$68.4	$132.6	$123.6
Other comprehensive income (loss), net of tax
Currency translation adjustment	36.4	(15.0)	58.6	16.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	1.9	4.6	3.8
Other comprehensive income (loss), net of tax	38.7	(13.1)	63.2	20.6
Comprehensive income before allocation to noncontrolling interests	108.0	55.3	195.8	144.2
Less: Noncontrolling interests in comprehensive income	0.3	—	0.7	0.3
Comprehensive income attributable to common shareholders	$107.7	$55.3	$195.1	$143.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$509.3	$509.7
Accounts receivable, net	436.4	396.4
Current insurance receivable - asbestos	18.0	18.0
Inventories, net:
Finished goods	107.2	97.7
Finished parts and subassemblies	40.3	38.2
Work in process	62.8	56.0
Raw materials	157.4	150.6
Inventories, net	367.7	342.5
Current deferred tax asset	—	29.6
Other current assets	20.9	19.5
Total current assets	1,352.3	1,315.7
Property, plant and equipment:
Cost	862.6	826.9
Less: accumulated depreciation	575.5	548.0
Property, plant and equipment, net	287.1	278.9
Long-term insurance receivable - asbestos	110.8	125.2
Long-term deferred tax assets	196.4	181.8
Other assets	97.5	95.0
Intangible assets, net	293.1	282.2
Goodwill	1,196.6	1,149.2
Total assets	$3,533.8	$3,428.0
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2017	December 31, 2016
Liabilities and equity
Current liabilities:
Accounts payable	$209.2	$223.2
Current asbestos liability	71.0	71.0
Accrued liabilities	200.2	223.1
U.S. and foreign taxes on income	6.8	3.5
Total current liabilities	487.2	520.8
Long-term debt	745.7	745.3
Accrued pension and postretirement benefits	243.5	249.1
Long-term deferred tax liability	40.7	42.4
Long-term asbestos liability	582.4	624.9
Other liabilities	103.2	99.8
Total liabilities	2,202.7	2,282.3
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	280.5	276.9
Retained earnings	1,813.0	1,719.9
Accumulated other comprehensive loss	(413.3)	(476.1)
Treasury stock	(434.1)	(459.3)
Total shareholders’ equity	1,318.5	1,133.8
Noncontrolling interests	12.6	11.9
Total equity	1,331.1	1,145.7
Total liabilities and equity	$3,533.8	$3,428.0
Share Data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(12,857,977)	(13,461,280)
Common shares outstanding	59,568,162	58,964,859
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Operating activities:
Net income attributable to common shareholders	$132.3	$123.3
Noncontrolling interests in subsidiaries’ earnings	0.3	0.3
Net income before allocation to noncontrolling interests	132.6	123.6
Depreciation and amortization	35.5	34.1
Stock-based compensation expense	11.1	11.4
Defined benefit plans and postretirement credit	(4.2)	(4.8)
Deferred income taxes	10.0	7.6
Cash used for operating working capital	(83.1)	(81.1)
Defined benefit plans and postretirement contributions	(3.8)	(4.4)
Environmental payments, net of reimbursements	(2.7)	(6.6)
Asbestos related payments, net of insurance recoveries	(28.2)	(25.7)
Other	3.2	(2.3)
Total provided by operating activities	70.4	51.8
Investing activities:
Capital expenditures	(20.8)	(26.6)
Proceeds from disposition of capital assets	—	0.7
Payments for acquisitions - net of cash acquired	(54.1)	—
Total used for investing activities	(74.9)	(25.9)
Financing activities:
Dividends paid	(39.3)	(38.5)
Stock options exercised, net of shares reacquired	17.8	2.2
Proceeds from issuance of commercial paper, net	—	51.3
Total (used for) provided by financing activities	(21.5)	15.0
Effect of exchange rates on cash and cash equivalents	25.6	4.5
(Decrease) increase in cash and cash equivalents	(0.4)	45.4
Cash and cash equivalents at beginning of period	509.7	363.5
Cash and cash equivalents at end of period	$509.3	$408.9
Detail of cash used for working capital:
Accounts receivable	$(25.8)	$(38.2)
Inventories	(13.3)	(14.8)
Other current assets	(0.7)	(3.7)
Accounts payable	(21.0)	(18.3)
Accrued liabilities	(27.5)	(3.1)
U.S. and foreign taxes on income	5.2	(3.0)
Total	$(83.1)	$(81.1)
Supplemental disclosure of cash flow information:
Interest paid	$17.7	$18.3
Income taxes paid	$39.9	$41.9
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
Revenue Recognition
In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all current industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB agreed to a one-year deferral of the effective date; the new standard is now effective for reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of the new revenue standard is permitted; however, entities reporting under U.S. GAAP were not permitted to adopt the standard earlier than the original effective date, which was for years beginning after December 15, 2016. The new standard can be applied either retrospectively to each prior period presented (full retrospective method) or retrospectively with a cumulative-effect adjustment as of the date of initial application (modified retrospective method).
The Company developed a project plan and established a cross-functional implementation team consisting of representatives from across all of its business segments. The project plan includes analyzing the impact of the standard on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company has made significant progress on its contract reviews and continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, related disclosures and transition method. While the Company anticipates potentially increased over time revenue recognition for certain revenue contracts, the Company does not believe the standard will have a material effect on its consolidated financial statements. The Company expects to adopt the standard as of January 1, 2018, under the modified retrospective method.
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

Note 2 - Acquisitions
In April 2017, the Company acquired all of the outstanding stock of Westlock Controls (“Westlock”) from Emerson Electric Co. for cash consideration of $40 million. Westlock is a global leader in the manufacturing and sale of switchboxes, position transmitters and other solutions for networking, monitoring and controlling process valves and will allow the Company to expand into a new product space but is still in close adjacency to what the Company already does in its Fluid Handling market. With primary operations located in Saddle Brook, New Jersey, Westlock had 2016 sales of approximately $32 million. Initial allocation of the purchase price resulted in the Company recording goodwill of $22.6 million. This acquisition is being integrated into the Company’s Fluid Handling segment, and the pro-forma impact is not material.

In June 2017, the Company acquired all of the outstanding stock of Microtronic AG (“Microtronic”) for cash consideration of approximately $18 million. With operations in Oensingen, Switzerland, Microtronic develops and manufactures closed electronic payment systems, primarily for the European vending market, strengthening the Company’s portfolio of cashless solutions. Initial allocation of the purchase price resulted in the Company recording goodwill of $6.6 million. This acquisition is being integrated into the Company’s Payment & Merchandising Technologies segment, and the pro-forma impact is not material.

Note 3 - Segment Results
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Net sales
Fluid Handling	$263.8	$265.9	$503.4	$513.9
Payment & Merchandising Technologies	198.2	192.6	393.7	364.5
Aerospace & Electronics	171.1	189.2	334.5	361.0
Engineered Materials	69.4	64.5	144.3	132.8
Total	$702.5	$712.2	$1,375.9	$1,372.2
Operating profit (loss)
Fluid Handling	$31.6	$35.4	$58.7	$60.8
Payment & Merchandising Technologies	42.5	34.5	81.6	62.5
Aerospace & Electronics	38.0	38.6	70.0	71.7
Engineered Materials	13.3	13.5	27.3	27.2
Corporate *	(16.4)	(19.4)	(32.0)	(34.1)
Total	109.0	102.6	205.6	188.1
Interest income	0.6	0.5	1.1	1.0
Interest expense	(9.0)	(9.2)	(18.0)	(18.3)
Miscellaneous - net	(0.9)	(0.3)	(1.0)	(0.6)
Income before income taxes	$99.7	$93.6	$187.7	$170.2

* Includes a $5 million legal settlement charge in the three and six months ended June 30, 2016.

	As of
(in millions)	June 30, 2017	December 31, 2016
Assets
Fluid Handling	$924.1	$845.9
Payment & Merchandising Technologies	1,221.7	1,188.9
Aerospace & Electronics	567.8	555.5
Engineered Materials	228.3	224.7
Corporate	591.9	613.0
Total	$3,533.8	$3,428.0

	As of
(in millions)	June 30, 2017	December 31, 2016
Goodwill
Fluid Handling	$241.1	$212.3
Payment & Merchandising Technologies	581.8	563.3
Aerospace & Electronics	202.4	202.3
Engineered Materials	171.3	171.3
Total	$1,196.6	$1,149.2

The table below presents net sales by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Fluid Handling
Process Valves and Related Products	$165.8	$165.9	$314.5	$321.0
Commercial Valves	75.0	76.5	144.5	148.9
Other Products	23.0	23.5	44.4	44.0
Total Fluid Handling	$263.8	$265.9	$503.4	$513.9

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$148.6	$132.4	$294.5	$249.9
Merchandising Equipment	49.6	60.2	99.2	114.6
Total Payment & Merchandising Technologies	$198.2	$192.6	$393.7	$364.5

Aerospace & Electronics
Commercial Original Equipment	$87.3	$92.1	$169.8	$182.1
Military and Other Original Equipment	40.9	49.0	78.9	89.6
Commercial Aftermarket Products	31.6	34.0	63.7	64.4
Military Aftermarket Products	11.3	14.1	22.1	24.8
Total Aerospace & Electronics	$171.1	$189.2	$334.5	$361.0

Engineered Materials
FRP - Recreational Vehicles	$38.1	$32.1	$79.7	$67.2
FRP - Building Products	23.9	22.9	48.4	45.4
FRP - Transportation	7.4	9.5	16.2	20.2
Total Engineered Materials	$69.4	$64.5	$144.3	$132.8

Total Net Sales	$702.5	$712.2	$1,375.9	$1,372.2

Note 4 - Earnings Per Share
The Company’s basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units. The effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to common shareholders	$69.2	$68.2	$132.3	$123.3

Average basic shares outstanding	59.5	58.3	59.4	58.3
Effect of dilutive stock options	1.0	0.9	1.0	0.7
Average diluted shares outstanding	60.5	59.2	60.4	59.0

Earnings per basic share	$1.16	$1.17	$2.23	$2.11
Earnings per diluted share	$1.14	$1.15	$2.19	$2.09

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During the period, 0.6 million and 1.2 million average options were excluded from the second quarter of 2017 and 2016, respectively, and 0.4 million and 1.3 million average options were excluded for the first half of 2017 and 2016, respectively.

Note 5 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the six months ended June 30, 2017 and 2016 is provided below:

	Six Months Ended June 30,
	2017			2016
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,133.8	$11.9	$1,145.7	$1,139.4	$11.4	$1,150.8
Dividends	(39.3)	—	(39.3)	(38.5)	—	(38.5)
Exercise of stock options, net of shares reacquired	17.8	—	17.8	2.2	—	2.2
Stock compensation expense	11.1	—	11.1	11.4	—	11.4
Excess tax shortfall from stock based compensation	—	—	—	(0.3)	—	(0.3)
Net income	132.3	0.3	132.6	123.3	0.3	123.6
Other comprehensive income	62.8	0.4	63.2	20.6	—	20.6
Comprehensive income	195.1	0.7	195.8	143.9	0.3	144.2
Balance, end of period	$1,318.5	$12.6	$1,331.1	$1,258.1	$11.7	$1,269.8
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2016	$(301.3)	$(174.8)	$(476.1)
Other comprehensive income before reclassifications	0.1	58.2	58.3
Amounts reclassified from accumulated other comprehensive income	4.5	—	4.5
Net current-period other comprehensive income	4.6	58.2	62.8
Balance as of June 30, 2017	$(296.7)	$(116.6)	$(413.3)

* Net of tax benefit of $117.8 million and $119.8 million as of June 30, 2017 and December 31, 2016, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended June 30, 2017 and 2016.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Operations
	Three Months Ended June 30,
	2017	2016
Amortization of defined benefit pension items:
Prior-service costs	$(0.1)	$(0.2)
$(0.1) and $(0.3) has been recorded within Cost of sales for the three months ended June 30, 2017 and 2016, respectively, and $0 and $0.1 has been recorded within Selling, general & administrative for the three months ended June 30, 2017 and 2016, respectively.

Net loss	3.5	2.9
$4.7 and $3.9 has been recorded within Cost of sales for the three months ended June 30, 2017 and 2016, respectively, and $(1.2) and $(1.0) has been recorded within Selling, general & administrative for the three months ended June 30, 2017 and 2016, respectively.

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.1)	Recorded within Selling, general & administrative
Net gain	(0.1)	(0.1)	Recorded within Selling, general & administrative
	$3.2	$2.5	Total before tax
	1.0	0.7	Tax benefit
Total reclassifications for the period	$2.2	$1.8	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the six month periods ended June 30, 2017 and 2016.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2017	2016
Amortization of defined benefit pension items:
Prior-service costs	$(0.2)	$(0.4)
$(0.3) and $(0.5) has been recorded within Cost of sales for the six months ended June 30, 2017 and 2016, respectively, and $0.1 and $0.1 has been recorded within Selling, general & administrative for the six months ended June 30, 2017 and 2016, respectively

Net loss	7.0	5.8
$9.5 and $7.9 has been recorded within Cost of sales for the six months ended June 30, 2017 and 2016, respectively, and ($2.5) and ($2.1) has been recorded within Selling, general & administrative for the six months ended June 30, 2017 and 2016, respectively

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.2)	Recorded within Selling, general & administrative
Net gain	(0.2)	(0.2)	Recorded within Selling, general & administrative
	$6.5	$5.0	Total before tax
	2.0	1.4	Tax benefit
Total reclassifications for the period	$4.5	$3.6	Net of tax

Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2017, the Company had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2015	$218.7	$575.2	$202.6	$171.4	$1,167.9
Currency translation	(6.4)	(11.9)	(0.3)	(0.1)	(18.7)
Balance at December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	6.6	—	—	29.2
Currency translation	6.2	11.9	0.1	—	18.2
Balance as of June 30, 2017	$241.1	$581.8	$202.4	$171.3	$1,196.6
For the six month period ended June 30, 2017, additions to goodwill represent the initial purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions" for further details.
As of June 30, 2017, the Company had $293.1 million of net intangible assets, of which $28.0 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. The Company amortizes the cost of definite-lived intangibles over their estimated useful lives.

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
 Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of period, net of accumulated amortization	$282.2	$317.1
Additions	18.1	—
Amortization expense	(14.8)	(30.7)
Currency translation and other	7.6	(4.2)
Balance at end of period, net of accumulated amortization	$293.1	$282.2
For the six month period ended June 30, 2017, additions to intangible assets represent the initial purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions" for further details.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		June 30, 2017			December 31, 2016
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.6	$89.3	$52.3	$37.0	$86.4	$52.1	$34.3
Customer relationships and backlog	15.7	414.2	168.6	245.6	388.9	153.4	235.5
Drawings	37.9	11.1	10.3	0.8	11.1	10.3	0.8
Other	13.0	61.2	51.5	9.7	60.3	48.7	11.6
Total	15.9	$575.8	$282.7	$293.1	$546.7	$264.5	$282.2

Future amortization expense associated with intangibles is expected to be:

Year (in millions)
2017	$15.6
2018	28.5
2019	26.1
2020	22.1
2021 and after	172.8
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2017	December 31, 2016
Employee related expenses	$77.1	$95.4
Warranty	15.1	15.5
Advanced payment from customers	18.4	19.0
Other	89.6	93.2
Total	$200.2	$223.1
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in Cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$15.5	$15.1
Expense	7.5	14.5
Changes due to acquisitions	0.2	—
Payments / deductions	(8.3)	(13.4)
Currency translation	0.2	(0.7)
Balance at end of period	$15.1	$15.5

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2017, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2017	2016	2017	2016	2016
Beginning claims	35,560	40,649	36,052	41,090	41,090
New claims	684	662	1,502	1,642	2,826
Settlements	(327)	(147)	(628)	(541)	(924)
Dismissals	(3,937)	(2,500)	(4,946)	(3,527)	(6,940)
Ending claims	31,980	38,664	31,980	38,664	36,052

Of the 31,980 pending claims as of June 30, 2017, approximately 18,300 claims were pending in New York, approximately 800 claims were pending in Texas, approximately 1,500 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim. On February 23, 2011, the court entered judgment on the verdict in the amount of $4.0 million, jointly, against the Company and two other defendants, with additional interest in the amount of $0.01 million being assessed against the Company, only. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants have opposed. By order dated June 21, 2017, the Supreme Court of Pennsylvania denied plaintiffs’ petition for leave to appeal. The case may be set for a new trial in 2018.
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
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. The Company filed post-trial motions requesting judgments in the Company’s favor notwithstanding the jury’s verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. The Company appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court’s ruling. The Supreme Court of Pennsylvania accepted the Company’s petition for review and heard oral arguments on September 13, 2016. On November 22, 2016, the Court dismissed the Company’s appeal as improvidently granted. The Company paid the Vinciguerra judgment in the amount of $0.6 million in the fourth quarter 2016. The Company paid the Amato judgment, with interest, in the amount of $0.3 million in the second quarter 2017.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company appealed. The Company took a separate appeal of the trial court’s denial of its summary judgment motion. The Court consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016 the Company supplemented its briefing based on the New York Court of Appeals Dummitt/Suttner decision. On October 6, 2016, a panel of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the damages award to $4.25 million, which after settlement offsets is calculated to be $1.94 million. Plaintiff has the option of accepting the reduced amount or having a new trial on damages. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues. The motion was denied. The New York Court of Appeals also denied review. The Company paid in the first quarter of 2017 the Peraica plaintiffs $2.7 million, which is the amount that plaintiffs claim to be owed under this judgment, pursuant to stipulations that enabled the Company to continue to pursue its ongoing appeal in this case.
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
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed. Oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs have subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim. The two claims were consolidated for trial. The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments have been entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw took place on March 9, 2016. On October 6, 2016, two panels of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the Sweberg damages award to $9.5 million and further reduced the Hackshaw damages award to $3 million, which after settlement offsets are calculated to be $4.73 million in Sweberg and $0 in Hackshaw. Plaintiffs were given the option of accepting the reduced awards or having new trials on damages. Plaintiffs subsequently brought an appeal in Hackshaw before the New York Court of Appeals, which the Court denied. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues in Sweberg. That motion was denied. The New York Court of Appeals also denied review. The Company paid in the first quarter of 2017 the Sweberg plaintiffs $5.7 million, which is the amount that plaintiffs claim to be owed under this judgment, pursuant to stipulations that enabled the Company to continue to pursue its ongoing appeal in this case. No damages are owed in Hackshaw.
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million. The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied the Company’s motion to transfer the case to the Supreme Court of Missouri. The Company has sought leave to appeal before the Supreme Court.
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30 percent share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. The Company argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied the Company’s request and entered judgment in the amount of $0.4 million. The Company filed post-trial motions, which were denied in two decisions issued on August 26, 2016 and September 28, 2016. The Company is pursuing an appeal to the Third Circuit Court of Appeals, which was argued on June 12, 2017.
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
On June 30, 2017, a New York City state court jury entered a $20 million verdict against the Company in the Geoffrey Anisansel claim. The Company plans to file post-trial motions and an appeal as necessary seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and loss of consortium, and further were subject to settlement offsets.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2017 and 2016 totaled $44.8 million and $37.8 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2017 and 2016 totaled $28.2 million and $25.7 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2017	2016	2017	2016	2016
Settlement / indemnity costs incurred (1)	$7.3	$4.4	$25.8	$15.7	$30.5
Defense costs incurred (1)	9.5	12.1	19.0	22.1	43.0
Total costs incurred	$16.8	$16.5	$44.8	$37.8	$73.5

Settlement / indemnity payments	$9.3	$8.4	$23.4	$13.5	$32.4
Defense payments	11.3	11.7	19.2	20.3	43.7
Insurance receipts	(7.1)	(5.2)	(14.4)	(8.1)	(20.1)
Pre-tax cash payments	$13.5	$14.9	$28.2	$25.7	$56.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2017, the Company has resolved (by settlement or dismissal) approximately 129,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $509 million, for an average settlement cost per resolved claim of approximately $4,000. The average settlement cost per claim resolved during the years ended December 31, 2016, 2015 and 2014 was $3,900, $3,100 and $3,800, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2059 based on the analysis by HR&A completed in January 2017. Through June 30, 2017, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2017.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $653 million as of June 30, 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2017 was $71 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $129 million as of June 30, 2017.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2017 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $45.4 million as of June 30, 2017, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $16 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during 2017.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the

Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2017, the Company has recorded a receivable of $9.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947 about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (referred to as the “AUS-OU”), which includes an area where the Company maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. The final feasibility study is projected to be completed in the third quarter of 2017. The proposed Remedial Plan is projected to be submitted in late 2017, and a final Record of Decision is projected to be issued in April 2018.

GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the apparent willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator, are exchanging relevant information, and have agreed upon a framework for the mediation to address the numerous sub-areas at the Site in a coherent fashion. The first phase of the mediation, involving former munitions or ordnance storage areas, is presently scheduled to be conducted in November 2017. The Company at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage, subject to reservations of rights, under certain of its insurance policies.

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

The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of June 30, 2017, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Other Commitments
The Company entered into a five year operating lease for an airplane in the first quarter of 2014 which included a maximum residual value guarantee of $7.8 million by the Company if the fair value of the airplane is less than $9.5 million at the end of the lease term. The Company has accrued $5.8 million of residual value guarantee as of June 30, 2017.

Note 9 - Pension Benefits

The components of net periodic cost (benefit) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2017	2016	2017	2016
Service cost	$1.2	$1.2	$2.4	$2.3
Interest cost	7.2	8.2	14.4	16.4
Expected return on plan assets	(13.9)	(14.5)	(27.8)	(28.9)
Amortization of prior service cost	(0.1)	(0.2)	(0.2)	(0.4)
Amortization of net loss	3.5	2.9	7.0	5.8
Net periodic benefit	$(2.1)	$(2.4)	$(4.2)	$(4.8)
The Company expects, based on current actuarial calculations, to contribute approximately $12.0 million to its defined benefit plans, of which $3.5 million has been contributed during the first six months of 2017. The Company contributed $8.3 million to its defined benefit plans in 2016. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes
The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Effective Tax Rates
The Company’s effective tax rates are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Effective Tax Rate	30.5%	27.0%	29.4%	27.4%

The Company’s effective tax rate for the three and six months ended June 30, 2017 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates and the favorable resolution of an income tax audit in the second quarter of 2016, partially offset by the favorable effect of share-based compensation.

In addition, the Company’s effective tax rate for the six months ended June 30, 2017 is higher than the prior year’s comparable period due to the favorable impact of Japanese tax reform in 2016.

The Company's effective tax rate for the three months ended June 30, 2017 is lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impacts of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities, the U.S. federal research credit, and the benefit recorded for excess tax benefits associated with share-based payments. These items are partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits
During the three and six months ended June 30, 2017, the Company's gross unrecognized tax benefits, excluding interest and penalties, increased by $1.5 million and $2.7 million respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitation. During the three and six months ended June 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.4 million and $2.6 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2017, the Company recognized $0.1 million and $0.5 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Consolidated Balance Sheets was $6.7 million and $6.2 million, respectively.

During the next twelve months, it is reasonably possible the Company’s unrecognized tax benefits may decrease by $6.2 million due to the expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s consolidated federal income tax returns for the years 2013 through 2015 remain subject to examination by the Internal Revenue Service (“IRS”). In addition, acquired subsidiaries’ federal tax carryforwards (2006 through 2012) remain subject to IRS examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2010 through 2012), Canada (2013 through 2015) and California (2012 and 2013).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of June 30, 2017 and December 31, 2016:

(in millions)	June 30, 2017	December 31, 2016
Long-term debt consists of:
2.75% notes due December 2018
Principal amount	$250.0	$250.0
Less debt issuance costs	(0.6)	(0.8)
Carrying Value	$249.4	$249.2

4.45% notes due December 2023
Principal amount	$300.0	$300.0
Less debt issuance costs	(1.7)	(1.9)
Carrying Value	$298.3	$298.1

6.55% notes due November 2036
Principal Amount	$200.0	$200.0
Less unamortized discount	(0.7)	(0.7)
Less debt issuance costs	(1.3)	(1.3)
Carrying Value	$198.0	$198.0

Total long-term debt	$745.7	$745.3
For additional details regarding the Company’s debt financing, reference is made to Note 7, “Long-Term Debt and Notes Payable” of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K.
Commercial Paper program - On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of June 30, 2017, there were no outstanding borrowings under the CP Program.
Revolving Credit Facility - In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended in March 2013 and increased to $500 million (the “Facility”)). The Facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. The loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at its option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this report; up to a maximum of 47.5 basis points). In May 2015, the Company entered into an amendment ("Amendment No. 2") to the Facility. Amendment No. 2, among other things, (i) extends the maturity date under the Facility to May 2020 and (ii) amends the fee and applicable margins on the revolving loans made pursuant to the Facility. There were no outstanding borrowings under the Facility as of June 30, 2017.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of and for the six month period ended June 30, 2017, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $11 million and $8 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company's receivable position for the foreign exchange contracts was $0.1 million and less than $0.1 million, respectively. As of June 30, 2017 and December 31, 2016, the Company’s payable position for the foreign exchange contracts was $0.3 million and $0.1 million, respectively.
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
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within other current assets and were $0.1 million and less than $0.1 million as of June 30, 2017 and December 31, 2016, respectively. Derivative liability amounts are recorded within accrued liabilities and were $0.3 million and $0.1 million as of June 30, 2017 and December 31, 2016, respectively.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $817.2 million and $801.8 million at June 30, 2017 and December 31, 2016, respectively.

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
For 2017, we expect total sales to be approximately flat compared to 2016, with unfavorable foreign exchange of approximately 1% offset by core sales growth of approximately 1% and slightly positive acquisitions related revenue, net of divestitures. We expect a substantial improvement in operating profit and operating margins, driven by the absence of an asbestos provision, improved productivity, higher core sales volume, favorable product mix, and a reduction in engineering expense in our Aerospace & Electronics segment.
Fluid Handling
In 2017, we expect Fluid Handling sales to increase modestly compared to 2016, driven by an acquisition benefit of approximately 2.5% and slightly positive core growth, partially offset by unfavorable foreign currency translation.
We expect Process Valves and Related Products sales to increase in the low single-digit range compared to 2016, driven primarily by a low to mid single-digit increase in acquisition related sales, partially offset by unfavorable foreign currency translation. Excluding foreign exchange, we expect order rates in 2017 to increase modestly compared to 2016 as our end markets continue to stabilize. However, given weak order activity in 2016, the backlog entering the year was lower than it was at the beginning of the prior year, limiting core sales growth in 2017.
We expect Commercial Valves sales to increase slightly compared to 2016, with unfavorable foreign exchange more than offset by core growth.
Our Other Products sales are expected to increase slightly compared to 2016, with modest growth in the U.S. municipal market.
For the segment, we expect a modest increase in operating profit compared to 2016, as productivity, leverage on core sales growth, and acquisition benefits more than offset unfavorable foreign exchange and transaction related costs.
Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to increase in the low to mid single-digit range compared to 2016, with a mid to high single-digit improvement in core sales, partially offset by unfavorable foreign currency translation. We expect core sales to improve at CPI, with Merchandising Systems sales declining compared to 2016. At CPI, we expect core sales improvement to be driven by several vertical end markets, including transportation, financial services, and gaming, although the most significant growth is expected from the retail vertical. We expect the segment’s operating profit to increase substantially compared to 2016, driven by the higher core sales and productivity, partially offset by unfavorable product mix and unfavorable foreign currency.
Aerospace & Electronics
We expect Aerospace & Electronics core sales to decrease in the mid single-digit range compared to 2016. For 2017, we expect that commercial market conditions will remain generally positive, and we expect sales growth from our commercial original equipment manufacturer business. However, military original equipment sales are expected to decline substantially given the completion of a large military program in 2016 that will not repeat in 2017. We also expect aftermarket sales to decline, primarily as a result of lower modernization and upgrade sales. Despite the reduction in sales, we expect segment operating profit in 2017 to increase slightly compared to 2016 driven by favorable product mix associated with the completion of the large military program, strong productivity and lower engineering expense.
Engineered Materials
In 2017, we expect the Engineered Materials segment sales will increase compared to the prior year, driven by continued strong demand of product shipments to the recreational vehicle (“RV”) market. Segment operating profit is expected to increase slightly compared to 2016.

Results from Operations – Three Month Periods Ended June 30
All comparisons below refer to the second quarter 2017 versus the second quarter 2016, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales	$702.5	$712.2	$(9.7)	(1.4)%
Operating profit	109.0	102.6	6.4	6.2%
Transaction related charges *	2.6	—	2.6	NM
Operating margin	15.5%	14.4%
Other income (expense):
Interest income	0.6	0.5	0.1	20.0%
Interest expense	(9.0)	(9.2)	0.2	2.2%
Miscellaneous, net	(0.9)	(0.3)	(0.6)	(200.0)%
	(9.3)	(9.0)	(0.3)	(3.3)%
Income before income taxes	99.7	93.6	6.1	6.5%
Provision for income taxes	30.4	25.2	5.2	20.6%
Net income before allocation to noncontrolling interests	69.3	68.4	0.9	1.3%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.2	(0.1)	(50.0)%
Net income attributable to common shareholders	$69.2	$68.2	$1.0	1.5%
* Transaction related charges are included in operating profit and operating margin.

Sales decreased by $9.7 million, or 1.4%, to $702.5 million in 2017. Net sales related to operations outside the United States were 36.6% of total net sales for each of the quarters ended June 30, 2017 and 2016. The year-over-year change in sales included:

•	unfavorable foreign currency translation of $13.8 million, or 1.9%;

•	an increase related to a net acquisition/divestiture impact of $3.4 million, or 0.5%; and

•	an increase in core sales of $0.7 million.
Operating profit increased by $6.4 million, or 6.2%, to $109.0 million in 2017. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies segment and lower corporate costs, partially offset by lower operating profit in our Fluid Handling, Aerospace & Electronics and Engineered Materials segments.  Operating profit in the second quarter of 2017 included transaction related charges of $2.6 million in connection with the acquisitions of Westlock and Mictrotronic. Operating profit in the second quarter of 2016 included a $5.0 million legal settlement charge.
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

Our effective tax rate for the three and six months ended June 30, 2017 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates and the favorable resolution of an income tax audit in the second quarter of 2016, partially offset by the favorable effect of share-based compensation.

	Three Months Ended
	June 30,
	2017	2016
Net income before allocation to noncontrolling interests	$69.3	$68.4
Other comprehensive income (loss), net of tax
Currency translation adjustment	36.4	(15.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	1.9
Other comprehensive income (loss), net of tax	38.7	(13.1)
Comprehensive income before allocation to noncontrolling interests	108.0	55.3
Less: Noncontrolling interests in comprehensive income	0.3	—
Comprehensive income attributable to common shareholders	$107.7	$55.3
For the three months ended June 30, 2017, comprehensive income before allocations to noncontrolling interests was $108.0 million compared to $55.3 million in the same period of 2016. The $52.7 million increase was primarily driven by a $51.4 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen.
Segment Results of Operations - Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Process Valves and Related Products	$165.8	$165.9	$(0.1)	(0.1)%
Commercial Valves	75.0	76.5	(1.5)	(2.0)%
Other Products	23.0	23.5	(0.5)	(2.1)%
Total net sales	263.8	265.9	(2.1)	(0.8)%
Operating profit	31.6	35.4	(3.8)	(10.7)%
Transaction related charges*	2.0	—	2.0	NM
Operating margin	12.0%	13.3%
* Transaction related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $2.1 million, or 0.8%, to $263.8 million, driven by unfavorable foreign currency translation of $7.8 million, or 2.9%, partially offset by a $5.7 million, or 2.1%, increase in sales related to an acquisition. Core sales were approximately flat.

•
Sales of Process Valves and Related Products decreased by $0.1 million, or 0.1%, to $165.8 million in 2017, including a core sales decline of $4.0 million, or 2.4%, driven by weaker general industrial and refining demand, along with unfavorable foreign currency translation of $1.9 million, or 1.1%, as the British pound and euro weakened against the U.S. dollar. This decrease was almost equally offset by a $5.7 million, or 3.4%, increase in sales related to an acquisition.

•
Sales of Commercial Valves decreased by $1.5 million, or 2.0%, to $75.0 million in 2017, primarily reflecting unfavorable foreign currency translation of $5.7 million, or 7.4%, as the British pound and Canadian dollar weakened against the U.S. dollar. The unfavorable foreign currency translation was partially offset by an increase in core sales of $4.2 million, or 5.6%, reflecting better demand in U.K. and Canadian non-residential construction markets.

•	Sales of Other Products decreased by $0.5 million, or 2.1%, to $23.0 million in 2017.
Fluid Handling operating profit decreased by $3.8 million, or 10.7%, to $31.6 million in 2017. The decrease was driven by the impact of transaction related expenses and unfavorable mix, partially offset by productivity.

The Fluid Handling segment backlog was $259 million (which includes $4.1 million pertaining to the Westlock business acquired in April 2017) as of June 30, 2017, compared with $228 million as of December 31, 2016 and $246 million as of June 30, 2016.
Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$148.6	$132.4	$16.2	12.2%
Merchandising Equipment	49.6	60.2	(10.6)	(17.6)%
Total net sales	198.2	192.6	5.6	2.9%
Operating profit	42.5	34.5	8.0	23.2%
Transaction related charges*	0.6	—	0.6	NM
Operating margin	21.4%	17.9%
* Transaction related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $5.6 million, or 2.9%, to $198.2 million in 2017, reflecting a core sales increase of $13.8 million, or 7.2%, partially offset by unfavorable foreign currency translation of $5.9 million, or 3.1%, and a net acquisition/divestiture impact of $2.3 million, or 1.2%.

•
Sales of Payment Acceptance and Dispensing Products increased $16.2 million, or 12.2%, to $148.6 million in 2017, reflecting a core sales increase of $23.5 million, or 17.8%, partially offset by unfavorable foreign currency translation of $5.0 million, or 3.8%, and a net acquisition/divestiture impact of $2.3 million, or 1.7%. The increase in core sales primarily reflects growth in the retail vertical market, however, most other end markets also contributed. Unfavorable foreign currency translation primarily reflected the British pound weakening against the U.S. dollar.

•
Sales of Merchandising Equipment decreased $10.6 million, or 17.6%, to $49.6 million in 2017, reflecting a core sales decrease of $9.7 million, or 16.1%, and unfavorable foreign currency translation of $0.9 million, or 1.5%. The decrease in core sales was driven by weaker capital spending by large bottler customers.

Payment & Merchandising Technologies operating profit increased by $8.0 million, or 23.2%, to $42.5 million in 2017. The increase was primarily driven by the impact of the higher core sales and productivity, partially offset by unfavorable mix and the transaction related charges.
The Payment & Merchandising Technologies segment backlog was $87 million (which includes $0.5 million pertaining to the Microtronic business acquired in June 2017) as of June 30, 2017, compared with $94 million as of December 31, 2016 and $66 million as of June 30, 2016.

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Commercial Original Equipment	$87.3	$92.1	$(4.8)	(5.2)%
Military Original Equipment	40.9	49.0	(8.1)	(16.5)%
Commercial Aftermarket Products	31.6	34.0	(2.4)	(7.1)%
Military Aftermarket Products	11.3	14.1	(2.8)	(19.9)%
Total net sales	171.1	189.2	(18.1)	(9.6)%
Operating profit	38.0	38.6	(0.6)	(1.6)%
Operating margin	22.2%	20.4%
Aerospace & Electronics sales decreased $18.1 million, or 9.6%, to $171.1 million in 2017.

•
Sales of Commercial Original Equipment decreased by $4.8 million, or 5.2%, to $87.3 million in 2017. The decrease was driven primarily by weaker sales of business jet, cabin, and modular power products.

•	Sales of Military Original Equipment decreased by $8.1 million, or 16.5%, to $40.9 million in 2017. The sales decrease reflected the non-repeat of a large military program shipped in 2016.

•
Sales of Commercial Aftermarket products decreased by $2.4 million, or 7.1%, to $31.6 million in 2017. The sales decrease primarily reflected difficult comparisons for Modernization & Upgrade project sales.

•
Sales of Military Aftermarket products decreased by $2.8 million, or 19.9%, to $11.3 million in 2017. The sales decrease primarily reflected difficult comparisons for Modernization & Upgrade project sales.

Aerospace & Electronics operating profit decreased by $0.6 million, or 1.6%, to $38.0 million in 2017, driven primarily by the lower volumes, partially offset by productivity and improved mix.
The Aerospace & Electronics segment backlog was $328 million as of June 30, 2017, compared with $353 million as of December 31, 2016 and $436 million as of June 30, 2016.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
FRP- Recreational Vehicles	$38.1	$32.1	$6.0	18.7%
FRP- Building Products	23.9	22.9	1.0	4.4%
FRP- Transportation	7.4	9.5	(2.1)	(22.1)%
Total net sales	69.4	64.5	4.9	7.6%
Operating profit	13.3	13.5	(0.2)	(1.5)%
Operating margin	19.1%	21.0%

Engineered Materials sales increased by $4.9 million, or 7.6%, to $69.4 million in 2017 resulting from higher sales to RV and building products end markets, partially offset by lower sales to transportation end markets. Higher sales to the RV market primarily reflect market share gains and underlying market growth. Engineered Materials operating profit decreased by $0.2 million, or 1.5%, to $13.3 million in 2017.
The Engineered Materials segment backlog was $15 million as of June 30, 2017, compared with $16 million as of December 31, 2016 and $15 million as of June 30, 2016.

Results from Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales	$1,375.9	$1,372.2	3.7	0.3%
Operating profit	205.6	188.1	17.5	9.3%
Transaction related charges*	2.6	—	2.6	NM
Operating margin	14.9%	13.7%
Other income (expense):
Interest income	1.1	1.0	0.1	10.0%
Interest expense	(18.0)	(18.3)	0.3	1.6%
Miscellaneous, net	(1.0)	(0.6)	(0.4)	66.7%
	(17.9)	(17.9)	—	—%
Income before income taxes	187.7	170.2	17.5	10.3%
Provision for income taxes	55.1	46.6	8.5	18.2%
Net income before allocation to noncontrolling interests	132.6	123.6	9.0	7.3%
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.3	—	—%
Net income attributable to common shareholders	$132.3	$123.3	$9.0	7.3%
* Transaction related charges are included in operating profit and operating margin.

Sales increased by $3.7 million, or 0.3%, to $1,375.9 million in 2017. Net sales related to operations outside the United States were 35.8% and 36.4% of total net sales for the six months ended June 30, 2017 and 2016, respectively. The year-over-year change in sales included:

•	an increase in core sales of $28.1 million, or 2.1%;

•	an increase related to a net acquisition/divestiture impact of $1.3 million, or 0.1%; and

•	unfavorable foreign currency translation of $25.7 million, or 1.9%.
Operating profit increased by $17.5 million, or 9.3%, to $205.6 million in 2017. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies and Engineered Materials segments and lower corporate costs, partially offset by lower operating profit in our Fluid Handling segment and Aerospace and Electronics segments. Operating profit in the first six months of 2017 included transaction related charges of $2.6 million in connection with the acquisitions of Westlock and Mictrotronic. Operating profit in the first six months of 2016 included a $5.0 million legal settlement charge.
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

Our effective tax rate for the three and six months ended June 30, 2017 is higher than the prior year’s comparable period primarily due to a higher amount of income earned in jurisdictions with higher statutory tax rates, the favorable resolution of an income tax audit in the second quarter of 2016 and the favorable impact of Japanese tax reform in 2016. These items were partially offset by the favorable effect of share-based compensation.

	Six Months Ended
	June 30,
	2017	2016
Net income before allocation to noncontrolling interests	$132.6	$123.6
Other comprehensive income (loss), net of tax
Currency translation adjustment	58.6	16.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.6	3.8
Other comprehensive income (loss), net of tax	63.2	20.6
Comprehensive income before allocation to noncontrolling interests	195.8	144.2
Less: Noncontrolling interests in comprehensive income	0.7	0.3
Comprehensive income attributable to common shareholders	$195.1	$143.9
For the six months ended June 30, 2017, comprehensive income before allocations to noncontrolling interests was $195.8 million compared to $144.2 million in the same period of 2016. The $51.6 million increase was primarily driven by a $41.8 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen.

Segment Results of Operations - Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Process Valves and Related Products	$314.5	$321.0	$(6.5)	(2.0)%
Commercial Valves	144.5	148.9	(4.4)	(3.0)%
Other Products	44.4	44.0	0.4	0.9%
Total net sales	503.4	513.9	(10.5)	(2.0)%
Operating profit	58.7	60.8	(2.1)	(3.5)%
Transaction related charges*	2.0	—	2.0	NM
Operating margin	11.7%	11.8%
* Transaction related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $10.5 million, or 2.0%, to $503.4 million, driven by unfavorable foreign currency translation of $13.7 million, or 2.6%, and a decrease in core sales of $2.5 million, or 0.5%, partially offset by a $5.7 million, or 1.1%, increase in sales related to an acquisition.

•
Sales of Process Valves and Related Products decreased by $6.5 million, or 2.0%, to $314.5 million in 2017, including a core sales decline of $8.1 million, or 2.5%, related to refining and general industrial vertical markets and unfavorable foreign currency translation of $4.1 million, or 1.3%, as the British pound and euro weakened against the U.S. dollar. This increase was partially offset by a $5.7 million, or 1.8%, increase in sales related to an acquisition.

•
Sales of Commercial Valves decreased by $4.4 million, or 3.0%, to $144.5 million in 2017, primarily reflecting unfavorable foreign currency translation of $9.4 million, or 6.4%, as the British pound weakened against the U.S. dollar. The unfavorable foreign currency translation was partially offset by an increase in core sales of $5.0 million, or 3.4%, primarily reflecting stronger sales to the U.K. non-residential construction market.

•	Sales of Other Products increased by $0.4 million, or 0.9%, to $44.4 million in 2017.
Fluid Handling operating profit decreased by $2.1 million, or 3.5%, to $58.7 million in 2017. The decrease was driven by the impact of transaction related expenses, unfavorable mix and the lower sales volume, partially offset by productivity.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$294.5	$249.9	$44.6	17.8%
Merchandising Equipment	99.2	114.6	(15.4)	(13.4)%
Total net sales	393.7	364.5	29.2	8.0%
Operating profit	81.6	62.5	19.1	30.6%
Transaction related charges*	0.6	—	0.6	NM
Restructuring gain*	—	(0.4)	0.4	NM
Operating margin	20.7%	17.1%
* Transaction related charges and the restructuring gain is included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $29.2 million, or 8.0%, to $393.7 million in 2017, reflecting a core sales increase of $45.4 million, or 12.5%, partially offset by unfavorable foreign currency translation of $11.8 million, or 3.2%, and a net acquisition/divestiture impact of $4.4 million, or 1.2%.

•
Sales of Payment Acceptance and Dispensing Products increased $44.6 million, or 17.8%, to $294.5 million in 2016, reflecting a core sales increase of $58.7 million, or 23.5%, partially offset by unfavorable foreign currency translation of $9.8 million, or 3.9%, and a net acquisition/divestiture impact of $4.4 million, or 1.8%. The increase in core sales reflects higher sales to the retail, gaming, financial services, and transportation verticals. Unfavorable foreign currency translation reflected the British pound weakening against the U.S. dollar.

•
Sales of Merchandising Equipment decreased $15.4 million, or 13.4%, to $99.2 million in 2017, reflecting a core sales decrease of $13.4 million, or 11.6%, and unfavorable foreign currency translation of $2.0 million, or 1.8%. The decrease in core sales was primarily related to lower sales to our large bottler customers.

Payment & Merchandising Technologies operating profit increased by $19.1 million, or 30.6%, to $81.6 million in 2017. The increase was primarily driven by the impact of the higher core sales and productivity, partially offset by unfavorable mix and the transaction related charges.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Commercial Original Equipment	$169.8	$182.1	$(12.3)	(6.8)%
Military Original Equipment	78.9	89.6	(10.7)	(11.9)%
Commercial Aftermarket	63.7	64.4	(0.7)	(1.1)%
Military Aftermarket	22.1	24.8	(2.7)	(10.9)%
Total net sales	334.5	361.0	(26.5)	(7.3)%
Operating profit	70.0	71.7	(1.7)	(2.4)%
Operating margin	20.9%	19.9%
Aerospace & Electronics sales decreased $26.5 million, or 7.3%, to $334.5 million in 2017.

•	Sales of Commercial Original Equipment decreased by $12.3 million, or 6.8%, to $169.8 million in 2017. The sales decrease was driven by weaker sales of business jet, cabin, and modular power products.

•	Sales of Military Original Equipment decreased by $10.7 million, or 11.9%, to $78.9 million in 2017. The sales decrease primarily reflected the non-repeat of a large military program shipped in 2016.

•	Sales of Commercial Aftermarket products decreased by $0.7 million, or 1.1%, to $63.7 million in 2017.

•	Sales of Military Aftermarket decreased by $2.7 million, or 10.9%, to $22.1 million in 2017. The sales decrease primarily reflected difficult comparisons for Modernization & Upgrade project sales.
Aerospace & Electronics operating profit decreased by $1.7 million, or 2.4%, to $70.0 million in 2017, primarily as a result of the lower volumes, partially offset by productivity and improved mix.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
FRP- Recreational Vehicles	$79.7	$67.2	$12.5	18.6%
FRP- Building Products	48.4	45.4	3.0	6.6%
FRP- Transportation	16.2	20.2	(4.0)	(19.8)%
Total net sales	144.3	132.8	11.5	8.7%
Operating profit	27.3	27.2	0.1	0.4%
Operating margin	18.9%	20.5%

Engineered Materials sales increased by $11.5 million, or 8.7%, to $144.3 million in 2017 resulting from higher sales to RV and building products end markets, partially offset by lower sales to transportation end markets. Higher sales to the RV market primarily reflect market share gains and underlying market growth. Engineered Materials operating profit increased by $0.1 million, or 0.4%, to $27.3 million in 2017.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$70.4	$51.8
Investing activities	(74.9)	(25.9)
Financing activities	(21.5)	15.0
Effect of foreign currency exchange rate changes on cash and cash equivalents	25.6	4.5
(Decrease) increase in cash and cash equivalents	$(0.4)	$45.4
Our operating philosophy is to deploy cash provided by operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with the $500 million available under our Commercial Paper Program (the “CP Program”) or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. We have no borrowings outstanding under our CP Program as of June 30, 2017. There are no other significant debt maturities coming due until December 2018.
In the fourth quarter of 2016, we extended our estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through the generally accepted end point of such claims in 2059. Our estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from our experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, we recorded a $227 million additional liability in the fourth quarter of 2016. The aggregate asbestos liability is $653 million as of June 30, 2017. We continue to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether a change in the estimate is warranted. On a quarterly basis, we review significant changes to these factors in assessing the adequacy of our asbestos liability. Similarly, we have an estimated liability of $45.4 million related to environmental remediation costs projected through 2022 related to our Goodyear Site.
As of June 30, 2017, our non-U.S. subsidiaries held approximately $488 million of cash, which would be subject to additional tax upon repatriation to the U.S. Our current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $70.4 million in the first six months of 2017, compared to $51.8 million during the same period last year.  The increase in cash generated resulted primarily from higher net income and lower environmental payments, partially offset by higher working capital requirements and higher net asbestos-related payments. Net asbestos-related payments in the first six months of 2017 and 2016 were $28.2 million and $25.7 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $55 million, environmental payments of approximately $13 million and contributions to our defined benefit plans of approximately $12 million in 2017.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $74.9 million in the first six months of 2017, compared to $25.9 million in the comparable period of 2016. The increase in cash used for investing activities was driven by cash paid of $58 million for the acquisitions of Westlock and Microtronic during the second quarter of 2017. This was slightly offset by lower capital expenditures year over year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2017, reflecting continued investments in new product development initiatives, primarily in our Aerospace & Electronics, Payment and Merchandising Technologies and Fluid Handling segments.

Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $21.5 million during the first six months of 2017, compared to cash provided by financing activities of $15.0 million during the first six months of 2016. The higher levels of cash used for financing activities was primarily due to the absence of proceeds received from the issuance of commercial paper, partially offset by higher proceeds from stock options exercised.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2017, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes during the quarter ended June 30, 2017 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2017. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

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
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, respectively; (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016, respectively and v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 2, 2017	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 2, 2017		Richard A. Maue
Vice President, Finance and
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, respectively; (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2017 and 2016, respectively and v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.