Form 10-Q
period 2017-09-30
CRANE CO /DE/
filed 2017-11-07
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2017
Common stock, $1.00 Par Value – 59,349,881 shares

1

Crane Co.
Index
Form 10Q

2

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$695.9	$694.2	$2,071.8	$2,066.5
Operating costs and expenses:
Cost of sales	441.5	449.2	1,315.3	1,324.5
Selling, general and administrative	148.5	141.2	442.4	450.5
Restructuring gain	—	—	—	(0.4)
Transaction related charges	0.5	—	3.1	—
Operating profit	105.4	103.8	311.0	291.9
Other income (expense):
Interest income	0.7	0.5	1.8	1.4
Interest expense	(9.3)	(9.2)	(27.3)	(27.5)
Miscellaneous, net	0.2	(0.1)	(0.8)	(0.6)
	(8.4)	(8.8)	(26.3)	(26.7)
Income before income taxes	97.0	95.0	284.7	265.2
Provision for income taxes	28.5	31.3	83.6	77.9
Net income before allocation to noncontrolling interests	68.5	63.7	201.1	187.3
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.2	0.6	0.5
Net income attributable to common shareholders	$68.2	$63.5	$200.5	$186.8
Earnings per share:
Basic	$1.15	$1.09	$3.38	$3.20
Diluted	$1.13	$1.07	$3.32	$3.16
Average shares outstanding:
Basic	59.5	58.5	59.4	58.3
Diluted	60.4	59.4	60.4	59.2

Dividends per share	$0.33	$0.33	$0.66	$0.99

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income before allocation to noncontrolling interests	$68.5	$63.7	$201.1	$187.3
Other comprehensive income (loss), net of tax
Currency translation adjustment	24.6	(5.2)	83.2	11.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	1.8	6.9	5.6
Other comprehensive income (loss), net of tax	26.9	(3.4)	90.1	17.2
Comprehensive income before allocation to noncontrolling interests	95.4	60.3	291.2	204.5
Less: Noncontrolling interests in comprehensive income	(1.4)	0.2	(0.7)	0.5
Comprehensive income attributable to common shareholders	$96.8	$60.1	$291.9	$204.0
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$572.2	$509.7
Accounts receivable, net	437.3	396.4
Current insurance receivable - asbestos	18.0	18.0
Inventories, net:
Finished goods	107.1	97.7
Finished parts and subassemblies	45.1	38.2
Work in process	59.7	56.0
Raw materials	164.3	150.6
Inventories, net	376.2	342.5
Current deferred tax asset	—	29.6
Other current assets	19.1	19.5
Total current assets	1,422.8	1,315.7
Property, plant and equipment:
Cost	876.1	826.9
Less: accumulated depreciation	584.1	548.0
Property, plant and equipment, net	292.0	278.9
Long-term insurance receivable - asbestos	106.0	125.2
Long-term deferred tax assets	191.5	181.8
Other assets	104.2	95.0
Intangible assets, net	284.7	282.2
Goodwill	1,205.9	1,149.2
Total assets	$3,607.1	$3,428.0
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2017	December 31, 2016
Liabilities and equity
Current liabilities:
Accounts payable	$210.0	$223.2
Current asbestos liability	71.0	71.0
Accrued liabilities	240.5	223.1
U.S. and foreign taxes on income	13.7	3.5
Total current liabilities	535.2	520.8
Long-term debt	745.9	745.3
Accrued pension and postretirement benefits	237.7	249.1
Long-term deferred tax liability	43.3	42.4
Long-term asbestos liability	558.9	624.9
Other liabilities	95.8	99.8
Total liabilities	2,216.8	2,282.3
Commitments and contingencies (Note 8)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	286.5	276.9
Retained earnings	1,861.6	1,719.9
Accumulated other comprehensive loss	(384.6)	(476.1)
Treasury stock	(456.8)	(459.3)
Total shareholders’ equity	1,379.1	1,133.8
Noncontrolling interests	11.2	11.9
Total equity	1,390.3	1,145.7
Total liabilities and equity	$3,607.1	$3,428.0
Share Data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(13,105,905)	(13,461,280)
Common shares outstanding	59,320,234	58,964,859
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities:
Net income attributable to common shareholders	$200.5	$186.8
Noncontrolling interests in subsidiaries’ earnings	0.6	0.5
Net income before allocation to noncontrolling interests	201.1	187.3
Depreciation and amortization	54.0	50.8
Stock-based compensation expense	16.5	16.8
Defined benefit plans and postretirement credit	(6.3)	(7.3)
Deferred income taxes	16.0	16.1
Cash used for operating working capital	(38.0)	(34.4)
Defined benefit plans and postretirement contributions	(9.9)	(6.4)
Environmental payments - net of reimbursements	(4.4)	(8.2)
Asbestos related payments - net of insurance recoveries	(46.8)	(41.5)
Other	(8.0)	(4.8)
Total provided by operating activities	174.2	168.4
Investing activities:
Capital expenditures	(34.3)	(38.5)
Proceeds from disposition of capital assets	—	0.8
Payments for acquisitions - net of cash acquired	(54.8)	—
Total used for investing activities	(89.1)	(37.7)
Financing activities:
Dividends paid	(58.8)	(57.8)
Reacquisition of shares on open market	(25.0)	—
Stock options exercised - net of shares reacquired	20.7	9.6
Repayment of commercial paper	—	(15.6)
Total used for financing activities	(63.1)	(63.8)
Effect of exchange rates on cash and cash equivalents	40.5	5.9
Increase in cash and cash equivalents	62.5	72.8
Cash and cash equivalents at beginning of period	509.7	363.5
Cash and cash equivalents at end of period	$572.2	$436.3
Detail of cash used for working capital:
Accounts receivable	$(22.0)	$(32.9)
Inventories	(17.2)	1.2
Other current assets	1.2	(2.1)
Accounts payable	(22.7)	(21.4)
Accrued liabilities	10.9	12.6
U.S. and foreign taxes on income	11.8	8.2
Total	$(38.0)	$(34.4)
Supplemental disclosure of cash flow information:
Interest paid	$18.7	$19.1
Income taxes paid	$55.8	$53.6
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
Leases
In February 2016, the FASB issued amended guidance on accounting for leases.  The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees with the exception of short-term leases and amends disclosure requirements associated with leasing arrangements.  The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 using a modified retrospective transition approach.  Early adoption is permitted.  The Company is currently evaluating the impact that the amended guidance will have on its consolidated financial statements and related disclosures.
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
The Company developed a project plan and established a cross-functional implementation team consisting of representatives from across all of its business segments. The project plan includes analyzing the impact of the standard on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company has made significant progress on its contract reviews and continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, and related disclosures. While the Company anticipates potentially increased over time revenue recognition for certain revenue contracts, the Company does not believe the standard will have a material effect on its consolidated financial statements. The Company will adopt the standard as of January 1, 2018, under the modified retrospective method.
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

Share-Based Payments
In March 2016, the FASB issued amended guidance related to employee share-based payment accounting. The amended guidance simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements, forfeitures and classification on the statement of cash flows. This amended guidance was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company elected to early adopt this guidance in the fourth quarter of 2016. The primary impact of adoption was the recognition of excess tax benefits in the provision for income taxes, rather than paid-in capital, of $0.4 million for the year ended December 31, 2016. Cash flows related to excess tax benefits for share-based payments are now included in the consolidated statements of cash flows as net operating activities rather than net financing activities. The changes have been applied prospectively and prior periods have not been adjusted. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the consolidated statement of cash flows since such cash flows have historically been presented as a financing activity. Furthermore, the Company elected to continue to estimate expected forfeitures of employee equity awards to determine the amount of compensation expense to be recognized in each period.

Note 2 - Acquisitions
In April 2017, the Company acquired all of the outstanding stock of Westlock Controls (“Westlock”) from Emerson Electric Co. for cash consideration of $40 million. Westlock is a global leader in the manufacturing and sale of switchboxes, position transmitters and other solutions for networking, monitoring and controlling process valves, a new product space which is closely adjacent to the Company’s existing operations in its Fluid Handling segment. With primary operations located in Saddle Brook, New Jersey, Westlock had 2016 sales of approximately $32 million. Allocation of the purchase price resulted in the Company recording goodwill of $22.6 million. This acquisition is being integrated into the Company’s Fluid Handling segment, and the pro-forma impact is not material.

In June 2017, the Company acquired all of the outstanding stock of Microtronic AG (“Microtronic”) for cash consideration of approximately $18 million. With operations in Oensingen, Switzerland, Microtronic develops and manufactures closed electronic payment systems, primarily for the European vending market, strengthening the Company’s portfolio of cashless solutions. Allocation of the purchase price resulted in the Company recording goodwill of $8.9 million. This acquisition is being integrated into the Company’s Payment & Merchandising Technologies segment, and the pro-forma impact is not material.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Net sales
Fluid Handling	$266.9	$245.1	$770.3	$759.1
Payment & Merchandising Technologies	188.6	186.7	582.3	551.2
Aerospace & Electronics	172.0	198.2	506.5	559.2
Engineered Materials	68.4	64.2	212.7	197.0
Total	$695.9	$694.2	$2,071.8	$2,066.5
Operating profit (loss)
Fluid Handling	$32.6	$30.7	$91.3	$91.5
Payment & Merchandising Technologies	41.4	34.7	123.0	97.1
Aerospace & Electronics	34.8	38.9	104.8	110.6
Engineered Materials	12.2	11.4	39.5	38.6
Corporate *	(15.6)	(11.9)	(47.6)	(45.9)
Total	105.4	103.8	311.0	291.9
Interest income	0.7	0.5	1.8	1.4
Interest expense	(9.3)	(9.2)	(27.3)	(27.5)
Miscellaneous - net	0.2	(0.1)	(0.8)	(0.6)
Income before income taxes	$97.0	$95.0	$284.7	$265.2

* Includes a $5 million legal settlement charge in the nine months ended September 30, 2016.

	As of
(in millions)	September 30, 2017	December 31, 2016
Assets
Fluid Handling	$962.5	$845.9
Payment & Merchandising Technologies	1,235.7	1,188.9
Aerospace & Electronics	564.9	555.5
Engineered Materials	227.8	224.7
Corporate	616.2	613.0
Total	$3,607.1	$3,428.0

	As of
(in millions)	September 30, 2017	December 31, 2016
Goodwill
Fluid Handling	$244.3	$212.3
Payment & Merchandising Technologies	587.8	563.3
Aerospace & Electronics	202.4	202.3
Engineered Materials	171.4	171.3
Total	$1,205.9	$1,149.2

The table below presents net sales by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Fluid Handling
Process Valves and Related Products	$157.7	$148.1	$472.2	$469.1
Commercial Valves	85.7	75.2	230.2	224.1
Other Products	23.5	21.8	67.9	65.9
Total Fluid Handling	$266.9	$245.1	$770.3	$759.1

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$136.7	$123.7	$431.1	$373.7
Merchandising Equipment	51.9	63.0	151.2	177.5
Total Payment & Merchandising Technologies	$188.6	$186.7	$582.3	$551.2

Aerospace & Electronics
Commercial Original Equipment	$90.1	$88.4	$259.9	$270.6
Military and Other Original Equipment	37.4	63.3	116.3	152.9
Commercial Aftermarket Products	32.3	31.9	96.0	96.3
Military Aftermarket Products	12.2	14.6	34.3	39.4
Total Aerospace & Electronics	$172.0	$198.2	$506.5	$559.2

Engineered Materials
FRP - Recreational Vehicles	$37.2	$32.6	$116.9	$99.8
FRP - Building Products	23.7	22.9	72.1	68.3
FRP - Transportation	7.5	8.7	23.7	28.9
Total Engineered Materials	$68.4	$64.2	$212.7	$197.0

Total Net Sales	$695.9	$694.2	$2,071.8	$2,066.5

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to common shareholders	$68.2	$63.5	$200.5	$186.8

Average basic shares outstanding	59.5	58.5	59.4	58.3
Effect of dilutive stock options	0.9	0.9	1.0	0.9
Average diluted shares outstanding	60.4	59.4	60.4	59.2

Earnings per basic share	$1.15	$1.09	$3.38	$3.20
Earnings per diluted share	$1.13	$1.07	$3.32	$3.16

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During the period, 0.6 million and 0.7 million average options were excluded for the third quarter of 2017 and 2016, respectively, and 0.4 million and 1.1 million average options were excluded for the first nine months of 2017 and 2016, respectively.

Note 5 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the nine months ended September 30, 2017 and 2016 is provided below:

	Nine Months Ended September 30,
	2017			2016
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,133.8	$11.9	$1,145.7	$1,139.4	$11.4	$1,150.8
Dividends	(58.8)	—	(58.8)	(57.8)	—	(57.8)
Reacquisition on open market	(25.0)	—	(25.0)	—	—	—
Exercise of stock options, net of shares reacquired	20.7	—	20.7	9.6	—	9.6
Stock compensation expense	16.5	—	16.5	16.8	—	16.8
Excess tax shortfall from stock based compensation	—	—	—	0.1	—	0.1
Net income	200.5	0.6	201.1	186.8	0.5	187.3
Other comprehensive income	91.4	(1.3)	90.1	17.2	—	17.2
Comprehensive income	291.9	(0.7)	291.2	204.0	0.5	204.5
Balance, end of period	$1,379.1	$11.2	$1,390.3	$1,312.1	$11.9	$1,324.0
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total

Balance as of December 31, 2016	$(301.3)	$(174.8)	$(476.1)
Other comprehensive income before reclassifications	0.1	84.6	84.7
Amounts reclassified from accumulated other comprehensive income	6.8	—	6.8
Net current-period other comprehensive income	6.9	84.6	91.5
Balance as of September 30, 2017	$(294.4)	$(90.2)	$(384.6)

* Net of tax benefit of $117.0 million and $119.8 million as of September 30, 2017 and December 31, 2016, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended September 30, 2017 and 2016.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statements of Operations
	Three Months Ended September 30,
	2017	2016
Amortization of defined benefit pension items:
Prior-service costs	$(0.1)	$(0.2)
$(0.1) and $(0.3) has been recorded within Cost of sales for the three months ended September 30, 2017 and 2016, respectively, and $0 and $0.1 has been recorded within Selling, general & administrative for the three months ended September 30, 2017 and 2016, respectively.

Net loss	3.5	2.9
$4.7 and $3.9 has been recorded within Cost of sales for the three months ended September 30, 2017 and 2016, respectively, and $(1.2) and $(1.0) has been recorded within Selling, general & administrative for the three months ended September 30, 2017 and 2016, respectively.

Amortization of other postretirement items:
Prior-service costs	—	(0.1)	Recorded within Selling, general & administrative
Net gain	(0.1)	(0.1)	Recorded within Selling, general & administrative
	$3.3	$2.5	Total before tax
	1.0	0.9	Tax benefit
Total reclassifications for the period	$2.3	$1.6	Net of tax
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the nine month periods ended September 30, 2017 and 2016.

Details of Accumulated Other Comprehensive Income Components (in millions)	Amounts Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2017	2016
Amortization of defined benefit pension items:
Prior-service costs	$(0.3)	$(0.6)
$(0.4) and $(0.8) has been recorded within Cost of sales for the nine months ended September 30, 2017 and 2016, respectively, and $0.1 and $0.2 has been recorded within Selling, general & administrative for the nine months ended September 30, 2017 and 2016, respectively.

Net loss	10.5	8.7
$14.2 and $11.8 has been recorded within Cost of sales for the nine months ended September 30, 2017 and 2016, respectively, and ($3.7) and ($3.1) has been recorded within Selling, general & administrative for the nine months ended September 30, 2017 and 2016, respectively.

Amortization of other postretirement items:
Prior-service costs	(0.1)	(0.3)	Recorded within Selling, general & administrative
Net gain	(0.3)	(0.3)	Recorded within Selling, general & administrative
	$9.8	$7.5	Total before tax
	3.0	2.3	Tax benefit
Total reclassifications for the period	$6.8	$5.2	Net of tax

Note 6 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Condensed Consolidated Financial Statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2017, the Company had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2015	$218.7	$575.2	$202.6	$171.4	$1,167.9
Currency translation	(6.4)	(11.9)	(0.3)	(0.1)	(18.7)
Balance at December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	8.9	—	—	31.5
Currency translation	9.4	15.6	0.1	0.1	25.2
Balance as of September 30, 2017	$244.3	$587.8	$202.4	$171.4	$1,205.9
For the nine month period ended September 30, 2017, additions to goodwill represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions" for further details.
As of September 30, 2017, the Company had $284.7 million of net intangible assets, of which $28.5 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. The Company amortizes the cost of definite-lived intangibles over their estimated useful lives.

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
 Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period, net of accumulated amortization	$282.2	$317.1
Additions	18.2	—
Amortization expense	(22.8)	(30.7)
Currency translation and other	7.1	(4.2)
Balance at end of period, net of accumulated amortization	$284.7	$282.2
For the nine month period ended September 30, 2017, additions to intangible assets represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions" for further details.

A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)
		September 30, 2017			December 31, 2016
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$89.7	$54.6	$35.1	$86.4	$52.1	$34.3
Customer relationships and backlog	15.6	413.5	175.2	238.3	388.9	153.4	235.5
Drawings	37.9	11.1	10.3	0.8	11.1	10.3	0.8
Other	12.8	63.3	52.8	10.5	60.3	48.7	11.6
Total	15.9	$577.6	$292.9	$284.7	$546.7	$264.5	$282.2

Future amortization expense associated with intangibles is expected to be:

Year (in millions)
2017	$7.8
2018	29.1
2019	26.4
2020	22.0
2021 and after	170.9
Note 7 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2017	December 31, 2016
Employee related expenses	$97.1	$95.4
Warranty	15.1	15.5
Advanced payment from customers	26.7	19.0
Other	101.6	93.2
Total	$240.5	$223.1
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in Cost of sales in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Balance at beginning of period	$15.5	$15.1
Expense	11.1	14.5
Changes due to acquisitions	0.2	—
Payments / deductions	(11.9)	(13.4)
Currency translation	0.2	(0.7)
Balance at end of period	$15.1	$15.5

Note 8 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2017, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2017	2016	2017	2016	2016
Beginning claims	31,980	38,664	36,052	41,090	41,090
New claims	667	611	2,169	2,239	2,826
Settlements	(278)	(187)	(906)	(728)	(924)
Dismissals	(294)	(2,638)	(5,240)	(6,151)	(6,940)
Ending claims	32,075	36,450	32,075	36,450	36,052

Of the 32,075 pending claims as of September 30, 2017, approximately 18,200 claims were pending in New York, approximately 700 claims were pending in Texas, approximately 1,500 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. The Company filed post-trial motions requesting judgments in the Company’s favor notwithstanding the jury’s verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. The Company appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court’s ruling. The Supreme Court of Pennsylvania accepted the Company’s petition for review and heard oral arguments on September 13, 2016. On November 22, 2016, the Court dismissed the Company’s appeal as improvidently granted. The Company paid the Vinciguerra judgment in the amount of $0.6 million in the fourth quarter 2016. The Company paid the Amato judgment, with interest, in the amount of $0.3 million in the second quarter of 2017.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company appealed. The Company took a separate appeal of the trial court’s denial of its summary judgment motion. The Court consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016 the Company supplemented its briefing based on the New York Court of Appeals Dummitt/Suttner decision. On October 6, 2016, a panel of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the damages award to $4.25 million, which after settlement offsets is calculated to be $1.94 million. Plaintiff has the option of accepting the reduced amount or having a new trial on damages. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues. The motion was denied. The New York Court of Appeals also denied review. The Company paid in the first quarter of 2017 the Peraica plaintiffs $2.7 million, which was the amount owed under the judgment.
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

On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16 percent of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company has appealed. Oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs have subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017. The briefing in this matter remains ongoing.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim. The two claims were consolidated for trial. The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments have been entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw took place on March 9, 2016. On October 6, 2016, two panels of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the Sweberg damages award to $9.5 million and further reduced the Hackshaw damages award to $3 million, which after settlement offsets are calculated to be $4.73 million in Sweberg and $0 in Hackshaw. Plaintiffs were given the option of accepting the reduced awards or having new trials on damages. Plaintiffs subsequently brought an appeal in Hackshaw before the New York Court of Appeals, which the Court denied. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues in Sweberg. That motion was denied. The New York Court of Appeals also denied review. The Company paid in the first quarter of 2017 the Sweberg plaintiffs $5.7 million, which was the amount owed under this judgment. No damages are owed in Hackshaw.
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million. The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied the Company’s motion to transfer the case to the Supreme Court of Missouri. The Company sought leave to appeal before the Supreme Court of Missouri, which denied that request. The Company plans to seek further review of that ruling by the Supreme Court of the United States.
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30 percent share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. The Company argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied the Company’s request and entered judgment in the amount of $0.4 million. The Company filed post-trial motions, which were denied in two decisions issued on August 26, 2016 and September 28, 2016. The Company is pursuing an appeal to the Third Circuit Court of Appeals, which was argued on June 12, 2017. On September 27, 2017, the Court entered an order asking the Supreme Court of Pennsylvania to decide one of the issues raised in the Company’s appeal. The Supreme Court of Pennsylvania has yet to rule on their request.
On April 22, 2016, a Phoenix, Arizona federal court jury found the Company responsible for a 20 percent share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against the Company in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against the Company in the amount of $6.8 million. The Company filed post-trial motions, which were denied on September 20, 2016. The Company is pursuing an appeal to the Ninth Circuit Court of Appeals. Briefing is ongoing.
On June 30, 2017, a New York City state court jury entered a $20 million verdict against the Company in the Geoffrey Anisansel claim. The Company settled the matter in August 2017. The settlement is reflected in the third quarter 2017 indemnity amount.
Such judgment amounts are not included in the Company’s incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2017 and 2016 totaled $75.5 million and $57.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine-month periods ended September 30, 2017 and 2016 totaled $46.8 million and $41.5 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2017	2016	2017	2016	2016
Settlement / indemnity costs incurred (1)	$21.0	$9.6	$46.8	$25.3	$30.5
Defense costs incurred (1)	9.7	10.1	28.7	32.2	43.0
Total costs incurred	$30.7	$19.7	$75.5	$57.5	$73.5

Settlement / indemnity payments	$13.9	$14.4	$37.3	$28.0	$32.4
Defense payments	9.5	10.6	28.7	31.0	43.7
Insurance receipts	(4.8)	(9.3)	(19.2)	(17.4)	(20.1)
Pre-tax cash payments	$18.6	$15.8	$46.8	$41.5	$56.0

(1)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2017, the Company has resolved (by settlement or dismissal) approximately 130,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $530 million, for an average settlement cost per resolved claim of approximately $4,100. The average settlement cost per claim resolved during the years ended December 31, 2016, 2015 and 2014 was $3,900, $3,100 and $3,800, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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
Management has made its best estimate of the costs through 2059 based on the analysis by HR&A completed in January 2017. Through September 30, 2017, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2017.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $630 million as of September 30, 2017. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September

30, 2017 was $71 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the HR&A model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $124 million as of September 30, 2017.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2017 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $43.1 million as of September 30, 2017, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was approximately $10 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2017, the Company has recorded a receivable of $8.5 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

Other Environmental Matters
The Company has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947 about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor to the Company formerly leased portions of the Crab Orchard Site, and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (referred to as the “AUS-OU”), which includes an area where the Company maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. The final feasibility study is projected to be completed in the first quarter of 2018. The proposed Remedial Plan is projected to be submitted in late 2017, and a final Record of Decision is projected to be issued in April 2018.

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

The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of September 30, 2017, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
Other Commitments
In the third quarter of 2017, the Company entered into a seven year lease for a used airplane which includes a maximum residual value guarantee of $11.1 million by the Company if the fair value of the airplane is less than $14.4 million at the end of the lease term.  In the third quarter of 2017, the Company made payments of $6.7 million related to the termination and residual value guarantee of a previous airplane lease.  These payments were previously accrued, over the life of the former lease and reported within “Other” in the “Total provided by operating activities” on the Consolidated Statement of Cash Flows.

Note 9 - Pension Benefits

The components of net periodic cost (benefit) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2017	2016	2017	2016
Service cost	$1.2	$1.2	$3.6	$3.5
Interest cost	7.2	8.2	21.6	24.5
Expected return on plan assets	(13.9)	(14.5)	(41.7)	(43.3)
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	(0.5)
Amortization of net loss	3.5	2.9	10.5	8.7
Net periodic benefit	$(2.1)	$(2.4)	$(6.3)	$(7.1)
The Company expects, based on current actuarial calculations, to contribute approximately $12.0 million to its defined benefit plans, of which $5.4 million has been contributed during the first nine months of 2017. The Company contributed $8.3 million to its defined benefit plans in 2016. Cash contributions for subsequent years will depend on a number of factors, including the impact of the Pension Protection Act signed into law in 2006, changes in minimum funding requirements, long-term interest rates, the investment performance of plan assets and changes in employee census data affecting the Company’s projected benefit obligations.

Note 10 - Income Taxes
The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Effective Tax Rates
The Company’s effective tax rates are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Effective Tax Rate	29.4%	33.0%	29.4%	29.4%

The Company’s effective tax rate for the three months ended September 30, 2017 is lower than the prior year’s comparable period primarily due to the favorable effect of share-based compensation, favorable return-to-provision adjustments, and a reduction in tax accruals due to lapses in the statutes of limitation, partially offset by a higher amount of income earned in jurisdictions with higher statutory tax rates.

The Company’s effective tax rate for the nine months ended September 30, 2017 is approximately equal to the prior year’s comparable period.

The Company’s effective tax rates for both the three and nine months ended September 30, 2017 are lower than the statutory U.S. federal tax rate of 35% primarily due to the favorable impact of income earned in jurisdictions with tax rates lower than the U.S. statutory rate, the U.S. federal tax benefit for domestic manufacturing activities, U.S. federal research credit, and the benefit recorded for excess tax benefits associated with share-based payments. These items are partially offset by the unfavorable impacts of U.S. state taxes and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits
During the three months ended September 30, 2017, the Company's gross unrecognized tax benefits, excluding interest and penalties, decreased by less than $0.1 million. During the nine months ended September 30, 2017 the Company’s gross unrecognized tax benefits increased by $2.7 million, primarily as a result of tax positions taken in both current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitations. During the three months and nine months ended September 30, 2017, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $0.1 million and $2.7 million, respectively. The difference between these amounts relates to (1) offsetting effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2017, the Company recognized $0.1 million and $0.6 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations. At September 30, 2017 and December 31, 2016, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Consolidated Balance Sheets was $6.8 million and $6.2 million, respectively.

During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by $7.7 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.

The Company’s consolidated federal income tax returns for the years 2014 through 2016 remain subject to examination by the Internal Revenue Service (“IRS”). In addition, acquired subsidiaries’ federal tax carryforwards (2007 through 2012) remain subject to IRS examination.

With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2010 through 2012), Canada (2013 through 2015) and the state of California (2012 and 2013).

Note 11 - Long-Term Debt and Short-Term Borrowings
The following table summarizes the Company’s debt as of September 30, 2017 and December 31, 2016:

(in millions)	September 30, 2017	December 31, 2016
Long-term debt consists of:
2.75% notes due December 2018
Principal amount	$250.0	$250.0
Less debt issuance costs	(0.5)	(0.8)
Carrying Value	$249.5	$249.2

4.45% notes due December 2023
Principal amount	$300.0	$300.0
Less debt issuance costs	(1.7)	(1.9)
Carrying Value	$298.3	$298.1

6.55% notes due November 2036
Principal Amount	$200.0	$200.0
Less unamortized discount	(0.6)	(0.7)
Less debt issuance costs	(1.3)	(1.3)
Carrying Value	$198.1	$198.0

Total long-term debt	$745.9	$745.3
For additional details regarding the Company’s debt financing, reference is made to Note 7, “Long-Term Debt and Notes Payable” of the Company’s financial statements as of and for the year ended December 31, 2016 included in the Company’s 2016 Annual Report on Form 10-K.
Commercial Paper program - On March 2, 2015, the Company entered into a commercial paper program (the “CP Program”) pursuant to which it may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes will have maturities of up to 397 days from date of issue. The Notes will rank at least pari passu with all of the Company's other unsecured and unsubordinated indebtedness. As of September 30, 2017, there were no outstanding borrowings under the CP Program.
Revolving Credit Facility - In May 2012, the Company entered into a five year, $300 million Amended and Restated Credit Agreement (as subsequently amended in March 2013 and increased to $500 million (the “Facility”)). The Facility allows the Company to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. The loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at its option, (1) a LIBOR-based formula that is dependent in part on the Company's credit rating (LIBOR plus 105 basis points as of the date of this report; up to a maximum of LIBOR plus 147.5 basis points), or (2) the greatest of (i) the JPMorgan Chase Bank, N.A.'s prime rate, (ii) the Federal Funds rate plus 50 basis points, or (iii) an adjusted LIBOR rate plus 100 basis points, plus a spread dependent on the Company’s credit rating (5 basis points as of the date of this report; up to a maximum of 47.5 basis points). In May 2015, the Company entered into an amendment ("Amendment No. 2") to the Facility. Amendment No. 2, among other things, (i) extends the maturity date under the Facility to May 2020 and (ii) amends the fee and applicable margins on the revolving loans made pursuant to the Facility. There were no outstanding borrowings under the Facility as of September 30, 2017.

Note 12 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. As of and for the nine month period ended September 30, 2017, the foreign exchange contracts designated as hedging instruments did not have a material impact on the Company’s condensed consolidated statements of operations, balance sheet or cash flows. Foreign exchange contracts not designated as hedging instruments, which primarily pertain to foreign exchange fluctuation risk of intercompany positions, had a notional value of $5 million and $8 million as of September 30, 2017 and December 31, 2016, respectively. As of each of the periods ended September 30, 2017 and December 31, 2016, the Company's receivable position for the foreign exchange contracts was less than $0.1 million. As of September 30, 2017 and December 31, 2016, the Company’s payable position for the foreign exchange contracts was $0.3 million and $0.1 million, respectively.
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
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within other current assets and were less than $0.1 million as of each of the periods ending September 30, 2017 and December 31, 2016, respectively. Derivative liability amounts are recorded within accrued liabilities and were $0.3 million and $0.1 million as of September 30, 2017 and December 31, 2016, respectively.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $814.4 million and $801.8 million at September 30, 2017 and December 31, 2016, respectively.

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
Reference herein to “Crane”, “the Company”, “we”, “us” and “our” refer to Crane Co. and its subsidiaries unless the context specifically states or implies otherwise. References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition, but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.
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
For 2017, we expect total sales to increase slightly compared to 2016, with acquisition related revenue, net of divestitures, and slight core growth partially offset by slightly unfavorable foreign exchange. We expect a substantial improvement in operating profit and operating margins, driven primarily by the absence of an asbestos provision, along with improved productivity, favorable product mix, and a reduction in engineering expense in our Aerospace & Electronics segment.
Fluid Handling
In 2017, we expect Fluid Handling sales to increase modestly compared to 2016, driven by an acquisition benefit of approximately 2.5% and slightly positive core growth.
We expect Process Valves and Related Products sales to increase in the low single-digit range compared to 2016, driven primarily by a low to mid single-digit increase in acquisition related sales and slightly favorable foreign exchange, partially offset by slightly negative core growth. Excluding foreign exchange, we expect order rates in 2017 to increase modestly compared to 2016 as our end markets continue to stabilize. However, given weak order activity in 2016, the backlog entering the year was lower than it was at the beginning of the prior year, limiting core sales growth in 2017.
We expect Commercial Valves sales to increase modestly compared to 2016, with unfavorable foreign exchange more than offset by core growth.
Our Other Products sales are expected to increase slightly compared to 2016, with modest growth in the U.S. municipal market.
For the segment, we expect a modest increase in operating profit compared to 2016, as productivity, leverage on core sales growth, and acquisition benefits more than offset transaction related costs.
Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to increase in the low to mid single-digit range compared to 2016, with a mid single-digit improvement in core sales, partially offset by unfavorable foreign currency translation and a divestiture impact, net of acquisitions. We expect core sales to improve at CPI, with Merchandising Systems sales declining compared to 2016. At CPI, we expect core sales improvement to be driven by vertical end markets including financial services and gaming, although the most significant growth is expected from the retail vertical. We expect the segment’s operating profit to increase substantially compared to 2016, driven by the higher core sales and productivity, partially offset by unfavorable product mix and unfavorable foreign currency.
Aerospace & Electronics
We expect Aerospace & Electronics core sales to decrease in the mid single-digit range compared to 2016. For 2017, we expect that commercial market conditions will remain generally positive, and we expect sales growth from our commercial original equipment manufacturer business. However, military original equipment sales are expected to decline substantially given the completion of a large military program in 2016 that will not repeat in 2017. We also expect aftermarket sales to decline, primarily as a result of lower modernization and upgrade sales. Despite the reduction in sales, we expect segment operating profit in 2017 approximately flat compared to 2016 driven by favorable product mix associated with the completion of the large military program, strong productivity and lower engineering expense.
Engineered Materials
In 2017, we expect the Engineered Materials segment sales will increase compared to the prior year, driven by continued strong demand of product shipments to the recreational vehicle (“RV”) market. Segment operating profit is expected to be approximately flat compared to 2016.

Results from Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2017 versus the third quarter 2016, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales	$695.9	$694.2	$1.7	0.2%
Operating profit	105.4	103.8	1.6	1.5%
Transaction related charges *	0.5	—	0.5	NM
Operating margin	15.1%	15.0%
Other income (expense):
Interest income	0.7	0.5	0.2	40.0%
Interest expense	(9.3)	(9.2)	(0.1)	(1.1)%
Miscellaneous, net	0.2	(0.1)	0.3	300.0%
	(8.4)	(8.8)	0.4	4.5%
Income before income taxes	97.0	95.0	2.0	2.1%
Provision for income taxes	28.5	31.3	(2.8)	(8.9)%
Net income before allocation to noncontrolling interests	68.5	63.7	4.8	7.5%
Less: Noncontrolling interest in subsidiaries’ earnings	0.3	0.2	0.1	50.0%
Net income attributable to common shareholders	$68.2	$63.5	$4.7	7.4%
* Transaction related charges are included in operating profit and operating margin.

Sales increased by $1.7 million, or 0.2%, to $695.9 million in 2017. Net sales related to operations outside the United States were 37.8% and 35.3% of total net sales for the quarters ended September 30, 2017 and 2016, respectively. The year-over-year change in sales included:

•	an increase related to a net acquisition/divestiture impact of $7.3 million, or 1.1%;

•	favorable foreign currency translation of $4.5 million, or 0.7%; and

•	a decrease in core sales of $10.1 million, or 1.6%.
Operating profit increased by $1.6 million, or 1.5%, to $105.4 million in 2017. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Fluid Handling and Engineered Materials segments, partially offset by lower operating profit in our Aerospace & Electronics segment and higher corporate costs. Operating profit in the third quarter of 2017 included transaction related charges of $0.5 million in connection with the acquisitions of Westlock and Microtronic.
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

Our effective tax rate for the three months ended September 30, 2017 is lower than the prior year’s comparable period primarily due to the favorable effect of share-based compensation, favorable return-to-provision adjustments, and a reduction in tax accruals due to lapses in the statutes of limitation, partially offset by a higher amount of income earned in jurisdictions with higher statutory tax rates.

	Three Months Ended
	September 30,
	2017	2016
Net income before allocation to noncontrolling interests	$68.5	$63.7
Other comprehensive income (loss), net of tax
Currency translation adjustment	24.6	(5.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	1.8
Other comprehensive income (loss), net of tax	26.9	(3.4)
Comprehensive income before allocation to noncontrolling interests	95.4	60.3
Less: Noncontrolling interests in comprehensive income	(1.4)	0.2
Comprehensive income attributable to common shareholders	$96.8	$60.1
For the three months ended September 30, 2017, comprehensive income before allocations to noncontrolling interests was $95.4 million compared to $60.3 million in the same period of 2016. The $35.1 million increase was primarily driven by a $29.8 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen.
Segment Results of Operations - Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Process Valves and Related Products	$157.7	$148.1	$9.6	6.5%
Commercial Valves	85.7	75.2	10.5	14.0%
Other Products	23.5	21.8	1.7	7.8%
Total net sales	266.9	245.1	21.8	8.9%
Operating profit	32.6	30.7	1.9	6.2%
Transaction related charges*	0.5	—	0.5	NM
Operating margin	12.2%	12.5%
* Transaction related charges are included in operating profit and operating margin.
Fluid Handling sales increased by $21.8 million, or 8.9%, to $266.9 million, driven by an increase in core sales of $9.2 million, or 3.7%, an increase in sales related to an acquisition of $8.0 million, or 3.3%, and favorable foreign currency translation of $4.6 million, or 1.9%.

•
Sales of Process Valves and Related Products increased by $9.6 million, or 6.5%, to $157.7 million in 2017 primarily related to a $8.0 million, or 5.4%, increase in sales related to an acquisition and, to a lesser extent, favorable foreign currency translation of $2.8 million, or 1.9%, as the euro strengthened against the U.S. dollar. These increases were partially offset by a core sales decline of $1.2 million, or 0.8%.

•
Sales of Commercial Valves increased by $10.5 million, or 14.0%, to $85.7 million in 2017, primarily reflecting an increase in core sales of $8.8 million, or 11.7%, and favorable foreign currency translation of $1.7 million, or 2.3%, as the Canadian dollar strengthened against the U.S. dollar. The increase in core sales is primarily related to better demand in the Canadian non-residential construction market.

•	Sales of Other Products increased by $1.7 million, or 7.8%, to $23.5 million in 2017.
Fluid Handling operating profit increased by $1.9 million, or 6.2%, to $32.6 million in 2017. The increase was driven by productivity initiatives, higher volume and contribution from an acquisition, partially offset by unfavorable mix and higher material costs.

The Fluid Handling segment backlog was $269 million (which includes $3.5 million pertaining to the Westlock business acquired in April 2017) as of September 30, 2017, compared with $228 million as of December 31, 2016 and $242 million as of September 30, 2016.

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$136.7	$123.7	$13.0	10.5%
Merchandising Equipment	51.9	63.0	(11.1)	(17.6)%
Total net sales	188.6	186.7	1.9	1.0%
Operating profit	41.4	34.7	6.7	19.3%
Operating margin	22.0%	18.6%
Payment & Merchandising Technologies sales increased $1.9 million, or 1.0%, to $188.6 million in 2017, reflecting a core sales increase of $2.8 million, or 1.5%, partially offset by unfavorable foreign currency translation of $0.2 million, or 0.1%, and a net acquisition/divestiture impact of $0.7 million, or 0.4%.

•
Sales of Payment Acceptance and Dispensing Products increased $13.0 million, or 10.5%, to $136.7 million in 2017, reflecting a core sales increase of $13.9 million, or 11.3%, partially offset by unfavorable foreign currency translation of $0.2 million, or 0.2%, and a net divestiture/acquisition impact of $0.7 million, or 0.6%. The increase in core sales primarily reflects growth in the retail vertical market, as well as growth in the gaming market.

•
Sales of Merchandising Equipment decreased $11.1 million, or 17.6%, to $51.9 million in 2017, reflecting a core sales decrease of $11.1 million, or 17.6%. The decrease in core sales was driven by weaker capital spending by large bottler and full-line operator customers.

Payment & Merchandising Technologies operating profit increased by $6.7 million, or 19.3%, to $41.4 million in 2017. The increase was primarily driven by the impact of productivity and higher core sales.
The Payment & Merchandising Technologies segment backlog was $88 million (which includes $0.2 million pertaining to the Microtronic business acquired in June 2017) as of September 30, 2017, compared with $94 million as of December 31, 2016 and $66 million as of September 30, 2016.

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Commercial Original Equipment	$90.1	$88.4	$1.7	1.9%
Military Original Equipment	37.4	63.3	(25.9)	(40.9)%
Commercial Aftermarket Products	32.3	31.9	0.4	1.3%
Military Aftermarket Products	12.2	14.6	(2.4)	(16.4)%
Total net sales	172.0	198.2	(26.2)	(13.2)%
Operating profit	34.8	38.9	(4.1)	(10.5)%
Operating margin	20.2%	19.6%
Aerospace & Electronics sales decreased $26.2 million, or 13.2%, to $172.0 million in 2017.

•	Sales of Commercial Original Equipment increased by $1.7 million, or 1.9%, to $90.1 million in 2017. The increase was driven primarily by funded engineering programs.

•	Sales of Military Original Equipment decreased by $25.9 million, or 40.9%, to $37.4 million in 2017. The sales decrease primarily reflected the non-repeat of a large military program shipped in 2016.

•	Sales of Commercial Aftermarket products increased by $0.4 million, or 1.3%, to $32.3 million in 2017.

•
Sales of Military Aftermarket products decreased by $2.4 million, or 16.4%, to $12.2 million in 2017. The sales decrease primarily reflected a difficult comparison related to modernization & upgrade projects in 2016.

Aerospace & Electronics operating profit decreased by $4.1 million, or 10.5%, to $34.8 million in 2017, driven primarily by the lower volumes, partially offset by productivity.
The Aerospace & Electronics segment backlog was $348 million as of September 30, 2017, compared with $353 million as of December 31, 2016 and $377 million as of September 30, 2016.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
FRP- Recreational Vehicles	$37.2	$32.6	$4.6	14.1%
FRP- Building Products	23.7	22.9	0.8	3.5%
FRP- Transportation	7.5	8.7	(1.2)	(13.8)%
Total net sales	68.4	64.2	4.2	6.5%
Operating profit	12.2	11.4	0.8	7.0%
Operating margin	17.8%	17.7%

Engineered Materials sales increased by $4.2 million, or 6.5%, to $68.4 million in 2017 resulting from higher sales to RV and, to a lesser extent, building products end markets, partially offset by lower sales to transportation end markets. Higher sales to the RV market primarily reflect market share gains and underlying market growth. Engineered Materials operating profit increased by $0.8 million, or 7.0%, to $12.2 million in 2017.
The Engineered Materials segment backlog was $14 million as of September 30, 2017, compared with $16 million as of December 31, 2016 and $12 million as of September 30, 2016.

Results from Operations – Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales	$2,071.8	$2,066.5	5.3	0.3%
Operating profit	311.0	291.9	19.1	6.5%
Transaction related charges*	3.1	—	3.1	NM
Restructuring related charges *	—	(0.4)	0.4	NM
Operating margin	15.0%	14.1%
Other income (expense):
Interest income	1.8	1.4	0.4	28.6%
Interest expense	(27.3)	(27.5)	0.2	0.7%
Miscellaneous, net	(0.8)	(0.6)	(0.2)	(33.3)%
	(26.3)	(26.7)	0.4	1.5%
Income before income taxes	284.7	265.2	19.5	7.4%
Provision for income taxes	83.6	77.9	5.7	7.3%
Net income before allocation to noncontrolling interests	201.1	187.3	13.8	7.4%
Less: Noncontrolling interest in subsidiaries’ earnings	0.6	0.5	0.1	20.0%
Net income attributable to common shareholders	$200.5	$186.8	$13.7	7.3%
* Transaction related and restructuring related charges are included in operating profit and operating margin.

Sales increased by $5.3 million, or 0.3%, to $2,071.8 million in 2017. Net sales related to operations outside the United States were 36.5% and 36.0% of total net sales for the nine months ended September 30, 2017 and 2016, respectively. The year-over-year change in sales included:

•	an increase in core sales of $17.9 million, or 0.9%;

•	an increase related to a net acquisition/divestiture impact of $8.6 million, or 0.4%; and

•	unfavorable foreign currency translation of $21.2 million, or 1.0%.
Operating profit increased by $19.1 million, or 6.5%, to $311.0 million in 2017. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies and Engineered Materials segments, partially offset by lower operating profit in our Aerospace & Electronics and Fluid Handling segments and higher corporate costs. In the nine months ended September 30, 2016, corporate costs included a $5.0 million legal settlement charge. Operating profit for the nine months ended September 30, 2017 included transaction related charges of $3.1 million in connection with the acquisitions of Westlock and Microtronic.
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

Our effective tax rate for the nine months ended September 30, 2017 is approximately equal to the prior year’s comparable period.

	Nine Months Ended
	September 30,
	2017	2016
Net income before allocation to noncontrolling interests	$201.1	$187.3
Other comprehensive income (loss), net of tax
Currency translation adjustment	83.2	11.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	6.9	5.6
Other comprehensive income (loss), net of tax	90.1	17.2
Comprehensive income before allocation to noncontrolling interests	291.2	204.5
Less: Noncontrolling interests in comprehensive income	(0.7)	0.5
Comprehensive income attributable to common shareholders	$291.9	$204.0
For the nine months ended September 30, 2017, comprehensive income before allocations to noncontrolling interests was $291.2 million compared to $204.5 million in the same period of 2016. The $86.7 million increase was primarily driven by a $71.6 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen.

Segment Results of Operations - Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Process Valves and Related Products	$472.2	$469.1	$3.1	0.7%
Commercial Valves	230.2	224.1	6.1	2.7%
Other Products	67.9	65.9	2.0	3.0%
Total net sales	770.3	759.1	11.2	1.5%
Operating profit	91.3	91.5	(0.2)	(0.2)%
Transaction related charges*	2.5	—	2.5	NM
Operating margin	11.9%	12.1%
* Transaction related charges are included in operating profit and operating margin.
Fluid Handling sales increased by $11.2 million, or 1.5%, to $770.3 million, driven by a $13.7 million, or 1.8%, increase in sales related to an acquisition and an increase in core sales of $6.7 million, or 0.9%, partially offset by unfavorable foreign currency translation of $9.2 million, or 1.2%.

•
Sales of Process Valves and Related Products increased by $3.1 million, or 0.7%, to $472.2 million in 2017, including a $13.7 million, or 3.0%, increase in sales related to an acquisition. The increase was partially offset by a core sales decline of $9.3 million, or 2.0%, related to weaker process end markets, and unfavorable foreign currency translation of $1.3 million, or 0.3%.

•
Sales of Commercial Valves increased by $6.1 million, or 2.7%, to $230.2 million in 2017, reflecting an increase in core sales of $13.8 million, or 6.1%, partially offset by unfavorable foreign currency translation of $7.7 million, or 3.4%. The core sales increase primarily reflected stronger sales to the U.K. and Canadian non-residential construction markets. Unfavorable foreign currency translation primarily reflected the British pound weakening against the U.S. dollar.

•	Sales of Other Products increased by $2.0 million, or 3.0%, to $67.9 million in 2017.
Fluid Handling operating profit decreased by $0.2 million, or 0.2%, to $91.3 million in 2017. The decrease was driven by the impact of unfavorable mix and transaction related expenses, almost equally offset by productivity.

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$431.1	$373.7	$57.4	15.4%
Merchandising Equipment	151.2	177.5	(26.3)	(14.8)%
Total net sales	582.3	551.2	31.1	5.6%
Operating profit	123.0	97.1	25.9	26.7%
Transaction related charges*	0.6	—	0.6	NM
Restructuring gain*	—	(0.4)	0.4	NM
Operating margin	21.1%	17.6%
* Transaction related charges and the restructuring gain is included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $31.1 million, or 5.6%, to $582.3 million in 2017, reflecting a core sales increase of $48.2 million, or 8.7%, partially offset by unfavorable foreign currency translation of $12.0 million, or 2.2%, and a net acquisition/divestiture impact of $5.1 million, or 0.9%.

•
Sales of Payment Acceptance and Dispensing Products increased $57.4 million, or 15.4%, to $431.1 million in 2016, reflecting a core sales increase of $72.5 million, or 19.5%, partially offset by unfavorable foreign currency translation of $10.0 million, or 2.7%, and a net acquisition/divestiture impact of $5.1 million, or 1.4%. The increase in core sales reflects higher sales to the retail and gaming verticals. Unfavorable foreign currency translation reflected the British pound weakening against the U.S. dollar.

•
Sales of Merchandising Equipment decreased $26.3 million, or 14.8%, to $151.2 million in 2017, reflecting a core sales decrease of $24.3 million, or 13.7%, and unfavorable foreign currency translation of $2.0 million, or 1.1% reflecting the weakening of the British pound against the U.S. dollar. The decrease in core sales was primarily related to lower sales to our large bottler customers.

Payment & Merchandising Technologies operating profit increased by $25.9 million, or 26.7%, to $123.0 million in 2017. The increase was primarily driven by the impact of the higher core sales and productivity, partially offset by unfavorable mix.

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
Commercial Original Equipment	$259.9	$270.6	$(10.7)	(4.0)%
Military Original Equipment	116.3	152.9	(36.6)	(23.9)%
Commercial Aftermarket	96.0	96.3	(0.3)	(0.3)%
Military Aftermarket	34.3	39.4	(5.1)	(12.9)%
Total net sales	506.5	559.2	(52.7)	(9.4)%
Operating profit	104.8	110.6	(5.8)	(5.2)%
Operating margin	20.7%	19.8%
Aerospace & Electronics sales decreased $52.7 million, or 9.4%, to $506.5 million in 2017.

•	Sales of Commercial Original Equipment decreased by $10.7 million, or 4.0%, to $259.9 million in 2017. The sales decrease was driven by weaker sales of business jet, cabin, and modular power products.

•	Sales of Military Original Equipment decreased by $36.6 million, or 23.9%, to $116.3 million in 2017. The sales decrease primarily reflected the non-repeat of a large military program shipped in 2016.

•	Sales of Commercial Aftermarket products decreased by $0.3 million, or 0.3%, to $96.0 million in 2017.

•
Sales of Military Aftermarket decreased by $5.1 million, or 12.9%, to $34.3 million in 2017. The sales decrease primarily reflected a difficult comparison related to modernization & upgrade projects in 2016.

Aerospace & Electronics operating profit decreased by $5.8 million, or 5.2%, to $104.8 million in 2017, primarily as a result of the lower volumes, partially offset by productivity and improved mix.

Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2017	2016	$	%
Net sales by product line:
FRP- Recreational Vehicles	$116.9	$99.8	$17.1	17.1%
FRP- Building Products	72.1	68.3	3.8	5.6%
FRP- Transportation	23.7	28.9	(5.2)	(18.0)%
Total net sales	212.7	197.0	15.7	8.0%
Operating profit	39.5	38.6	0.9	2.3%
Operating margin	18.6%	19.6%

Engineered Materials sales increased by $15.7 million, or 8.0%, to $212.7 million in 2017 resulting from higher sales to RV and building products end markets, partially offset by lower sales to transportation end markets. Higher sales to the RV market primarily reflect market share gains and underlying market growth. Engineered Materials operating profit increased by $0.9 million, or 2.3%, to $39.5 million in 2017.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2017	2016
Net cash provided by (used in):
Operating activities	$174.2	$168.4
Investing activities	(89.1)	(37.7)
Financing activities	(63.1)	(63.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	40.5	5.9
Increase in cash and cash equivalents	$62.5	$72.8
Our operating philosophy is to deploy cash provided by operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio of businesses and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with the $500 million available under our Commercial Paper Program (the “CP Program”) or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. We have no borrowings outstanding under our CP Program as of September 30, 2017. There are no other significant debt maturities coming due until December 2018.
In the fourth quarter of 2016, we extended our estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through the generally accepted end point of such claims in 2059. Our estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from our experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, we recorded a $227 million additional liability in the fourth quarter of 2016. The aggregate asbestos liability is $630 million as of September 30, 2017. We continue to monitor trend factors, such as the number and type of claims being filed each year, case management orders and legislation restricting the types of claims that can proceed to trial, significant appellate rulings and developments affecting the post-bankruptcy trusts for asbestos claimants to assess whether a change in the estimate is warranted. On a quarterly basis, we review significant changes to these factors in assessing the adequacy of our asbestos liability. Similarly, we have an estimated liability of $43.1 million related to environmental remediation costs projected through 2022 related to our Goodyear Site.
As of September 30, 2017, our non-U.S. subsidiaries held approximately $529 million of cash, which would be subject to additional tax upon repatriation to the U.S. Our current plans do not anticipate that we will need funds generated from our non-U.S. operations to fund our U.S. operations. In the event we were to repatriate the cash balances of our non-U.S. subsidiaries, we would provide for and pay additional U.S. and non-U.S. taxes in connection with such repatriation.
Operating Activities
Cash provided by operating activities was $174.2 million in the first nine months of 2017, compared to $168.4 million during the same period last year.  The increase in cash generated resulted primarily from higher net income and lower environmental payments, partially offset by higher working capital requirements, higher defined benefit plan and postretirement plan contributions and higher net asbestos-related payments. Net asbestos-related payments in the first nine months of 2017 and 2016 were $46.8 million and $41.5 million, respectively. We expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million, environmental payments of approximately $13 million and contributions to our defined benefit plans of approximately $12 million in 2017.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets and cash used for acquisitions and capital expenditures. Cash used for investing activities was $89.1 million in the first nine months of 2017, compared to $37.7 million in the comparable period of 2016. The increase in cash used for investing activities was driven by cash paid of $58 million for the acquisitions of Westlock and Microtronic during the first nine months of 2017. This was slightly offset by lower capital expenditures year over year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $50 million in 2017, reflecting continued investments in new product development initiatives, primarily in our Aerospace & Electronics, Payment and Merchandising Technologies and Fluid Handling segments.

Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $63.1 million during the first nine months of 2017, compared to $63.8 million during the first nine months of 2016. The higher levels of cash used for financing activities was primarily due to cash used for open market share repurchases (we repurchased 331,632 shares of our common stock at a cost of $25 million in the first nine months of 2017), the absence of proceeds received from the issuance of commercial paper, partially offset by higher proceeds from stock options exercised.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2017, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 8, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2016.  There were no material changes during the quarter ended September 30, 2017 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases
The following table summarizes our share repurchases during the quarter ended September 30, 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1-31	—	—	—	—
August 1-31	331,632	$75.45	—	—
September 1-30	—	—	—	—
Total July 1 — September 30, 2017	331,632	$75.45	—	—
The table above only includes the open-market repurchases of our common stock during the quarter ended September 30, 2017. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 10.1	Amendment, dated August 31, 2017, to Time Sharing Agreement with R. S. Evans filed as Exhibit 10.1 to the Company’s 2009 Annual Report on Form 10-K filed on February 25, 2010.

Exhibit 10.2	Amendment, dated August 31, 2017, to Time Sharing Agreement with M. Mitchell filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 31, 2014.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, respectively; (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2017 and 2016, respectively and v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 6, 2017	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 6, 2017		Richard A. Maue
Vice President, Finance and
Chief Financial Officer