Form 10-Q
period 2018-03-31
CRANE CO /DE/
filed 2018-05-02
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2018
Common stock, $1.00 Par Value – 59,702,865 shares

1

Crane Co.
Index
Form 10Q

2

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$799.1	$673.4
Operating costs and expenses:
Cost of sales	521.2	429.5
Selling, general and administrative	177.6	150.6
Acquisition-related and integration charges	5.2	—
Restructuring charges	0.8	—
Operating profit	94.3	93.3
Other income (expense):
Interest income	0.8	0.5
Interest expense	(14.6)	(9.0)
Miscellaneous income	3.9	3.1
	(9.9)	(5.4)
Income before income taxes	84.4	87.9
Provision for income taxes	15.7	24.6
Net income before allocation to noncontrolling interests	68.7	63.3
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.2
Net income attributable to common shareholders	$68.7	$63.1
Earnings per share:
Basic	$1.15	$1.06
Diluted	$1.13	$1.05
Average shares outstanding:
Basic	59.7	59.3
Diluted	61.0	60.3

Dividends per share	$0.35	$0.33

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Net income before allocation to noncontrolling interests	$68.7	$63.3
Other comprehensive income, net of tax
Currency translation adjustment	25.4	22.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	9.6	2.3
Other comprehensive income, net of tax	35.0	24.5
Comprehensive income before allocation to noncontrolling interests	103.7	87.8
Less: Noncontrolling interests in comprehensive income	—	0.4
Comprehensive income attributable to common shareholders	$103.7	$87.4
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$642.3	$706.2
Accounts receivable, net	493.5	418.4
Current insurance receivable - asbestos	25.0	25.0
Inventories, net:
Finished goods	112.6	101.1
Finished parts and subassemblies	50.1	46.1
Work in process	64.2	51.6
Raw materials	179.6	150.5
Inventories, net	406.5	349.3
Other current assets	69.6	19.6
Total current assets	1,636.9	1,518.5
Property, plant and equipment:
Cost	1,154.4	839.4
Less: accumulated depreciation	560.2	557.0
Property, plant and equipment, net	594.2	282.4
Long-term insurance receivable - asbestos	83.3	90.1
Long-term deferred tax assets	85.7	104.2
Other assets	119.9	114.6
Intangible assets, net	521.0	276.8
Goodwill	1,449.5	1,206.9
Total assets	$4,490.5	$3,593.5
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2018	December 31, 2017
Liabilities and equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$272.7	$249.4
Accounts payable	252.4	247.4
Current asbestos liability	85.0	85.0
Accrued liabilities	300.5	252.1
U.S. and foreign taxes on income	1.4	3.6
Total current liabilities	912.0	837.5
Long-term debt	1,138.5	494.1
Accrued pension and postretirement benefits	275.1	240.5
Long-term deferred tax liability	100.8	44.9
Long-term asbestos liability	510.6	520.3
Other liabilities	105.4	107.7
Total liabilities	3,042.4	2,245.0
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	287.8	291.7
Retained earnings	1,867.7	1,813.3
Accumulated other comprehensive loss	(345.1)	(380.1)
Treasury stock	(438.0)	(452.1)
Total shareholders’ equity	1,444.8	1,345.2
Noncontrolling interests	3.3	3.3
Total equity	1,448.1	1,348.5
Total liabilities and equity	$4,490.5	$3,593.5
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(12,598,266)	(13,014,503)
Common shares outstanding	59,827,873	59,411,636
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
Operating activities:
Net income attributable to common shareholders	$68.7	$63.1
Noncontrolling interests in subsidiaries’ earnings	—	0.2
Net income before allocation to noncontrolling interests	68.7	63.3
Depreciation and amortization	27.9	17.4
Stock-based compensation expense	5.6	5.6
Defined benefit plans and postretirement credit	(3.9)	(2.1)
Deferred income taxes	12.7	(0.1)
Cash used for operating working capital	(29.5)	(62.8)
Defined benefit plans and postretirement contributions	(4.5)	(2.1)
Environmental payments, net of reimbursements	(2.3)	(2.0)
Asbestos related payments, net of insurance recoveries	(2.9)	(14.7)
Other	2.4	1.0
Total provided by operating activities	74.2	3.5
Investing activities:
Capital expenditures	(27.5)	(9.6)
Proceeds from disposition of capital assets	0.3	—
Payment for acquisition - net of cash acquired	(672.3)	—
Total used for investing activities	(699.5)	(9.6)
Financing activities:
Dividends paid	(20.9)	(19.6)
Stock options exercised - net of shares reacquired	4.5	12.8
Proceeds received from issuance of commercial paper	272.7	—
Proceeds received from issuance of long-term debt	550.0	—
Proceeds received from issuance of short-term debt	100.0	—
Repayment of long-term debt	(250.0)	—
Repayment of short-term debt	(100.0)	—
Debt issuance costs	(5.4)	—
Total provided by (used for) financing activities	550.9	(6.8)
Effect of exchange rates on cash and cash equivalents	10.5	8.0
Decrease in cash and cash equivalents	(63.9)	(4.9)
Cash and cash equivalents at beginning of period	706.2	509.7
Cash and cash equivalents at end of period	$642.3	$504.8
Detail of cash used for operating working capital:
Accounts receivable	$50.1	$(19.6)
Inventories	(12.6)	(12.2)
Other current assets	(3.9)	—
Accounts payable	(53.6)	(25.0)
Accrued liabilities	(6.8)	(22.9)
U.S. and foreign taxes on income	(2.7)	16.9
Total	$(29.5)	$(62.8)
Supplemental disclosure of cash flow information:
Interest paid	$4.4	$0.7
Income taxes paid	$5.6	$7.9
See Notes to Condensed Consolidated Financial Statements.

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements - Not Yet Adopted
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the Financial Accounting Standard Board (“FASB”) issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”).  This amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating whether to adopt the amended guidance and, if so, the impact that it will have on its consolidated financial statements.
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
Leases
In February 2016, the FASB issued amended guidance on accounting for leases.  The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees with the exception of short-term leases and amends disclosure requirements associated with leasing arrangements.  The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 using a modified retrospective transition approach.  The Company expects to adopt this standard as of January 1, 2019. The Company has formed an implementation team and is currently evaluating the effect of the new guidance on its financial statements and related disclosures.
Recent Accounting Pronouncements - Adopted
Revenue Recognition
In May 2014, the FASB issued new accounting guidance related to revenue recognition - Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“the new standard” or “ASC 606”). The new standard replaces all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method. The Company elected to use the practical expedient and applied ASC 606 only to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under ASC Topic 605, “Revenue Recognition”. The Company recognized the cumulative effect of initially applying ASC 606 as a net addition of $6.7 million to the opening balance of retained earnings at January 1, 2018. Upon adoption, the Company established a contract asset of $28.1 million ($22.1 million net of advanced payments received for the same contracts) and a deferred tax liability of $2.3 million and reduced inventories by $19.1 million at January 1, 2018.
The accounting change relates primarily to products that are customized or products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Revenue for such products is now recognized over time because control is transferred continuously to customers, as the contract progresses. To measure progress in these contracts, the Company applies a cost-to-cost methodology which serves as the basis to determine the amount of revenue to recognize. Prior to the adoption of ASC 606, the Company recognized revenue for these products at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. For the quarter ended March 31, 2018, the impact to revenues and cost of sales was an increase of $12.4 million and $9.7 million, respectively, as a result of applying ASC 606. As of March 31, 2018, the effect of this change decreased inventories by $37.7 million and increased other current assets by $46.4 million due to the recognition of contract assets for unbilled amounts related to contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Advanced payments from customers represent contract liabilities as defined by ASC 606. As such, in Note 11, “Accrued liabilities”, the line “Advanced payments from customers” is now “Contract liabilities”.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amended guidance requires the disaggregation of the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018 using the retrospective method. The Company applied the practical expedient that allows the use of the pension and postretirement benefit plan disclosures for the prior comparative periods to estimate amounts for retrospective application. The adoption of this guidance resulted in a $5.2 million and $3.3 million reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to miscellaneous income for the quarter ended March 31, 2018 and 2017, respectively. The adoption of this guidance did not impact consolidated net income, the consolidated balance sheets or consolidated statements of cash flows.
Restricted Cash
In November 2016, the FASB issued amended guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amended guidance requires restricted cash and restricted cash equivalents to be classified in the statements of cash flows as cash and cash equivalents. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, using a retrospective transition method. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact to the Company’s consolidated statements of cash flows.
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued amended guidance related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. The guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This amended guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
Cash Flow Simplification
In August 2016, the FASB issued amended guidance that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amended guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact to the Company’s consolidated statements of cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The amended guidance requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the guidance on

January 1, 2018. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
Other Recently Issued Pronouncements
On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”) which allows registrants that do not have the necessary information available, prepared, or analyzed to complete the accounting for the TCJA to report provisional amounts in their SEC filings based on reasonable estimates.  Further, it provides a one year measurement period for registrants to complete their accounting for the TCJA.  If provisional amounts are recorded, SAB 118 requires registrants to include additional qualitative and quantitative disclosures in their SEC filings. Further, SAB 118 requires companies to disclose the nature and amount of measurement period adjustments recognized during the reporting period and the effect of measurement period adjustments on the effective tax rate.
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
Included in the Company's tax provision for the quarter ended March 31, 2018 are measurement period adjustments related to the TCJA.  Further detail and disclosures are discussed in Note 8, “Income Taxes”.

Note 2 - Significant Accounting Policies Update
The Company’s significant accounting policies are detailed in “Note 1 - Nature of Operations and Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to the Company’s accounting policies as a result of adopting ASC 606 are discussed below:
Revenue Recognition. Revenue is recognized when control of the promised goods or services in a contract transfers to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company accounts for a contract when both parties have approved and committed to the terms, each party’s rights and payment obligations under the contract are identifiable, the contract has commercial substance, and it is probable that the Company will collect substantially all of the consideration. When shipping and handling activities are performed after the customer obtains control of product, the Company elects to account for shipping and handling as activities to fulfill the promise to transfer the product. In determining the transaction price of a contract, the Company exercises judgment to determine the total transaction price when it includes estimates of variable consideration, such as rebates and milestone payments. The Company generally estimates variable consideration using the expected value method and considers all available information (historical, current, and forecasted) in estimating these amounts. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company elects to exclude from the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer.
The Company primarily generates revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as the Company does not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. The Company exercises judgment and considers the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. The Company exercises judgment to determine whether the products have an alternative use to the Company. When an alternative use to the Company does not exist for these products and the Company is entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by the Company is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, the Company measures progress by comparing costs incurred to date, to the total estimated costs to provide the performance obligation. This method effectively reflects its progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis.
When there are multiple performance obligations in a single contract, the total transaction price is allocated to each performance obligation based on their relative standalone selling prices. The Company maximizes the use of observable data inputs and considers all information (including market conditions, segment-specific factors, and information about the customer or class of customer) that is reasonably available. The standalone selling price for the Company’s products and services is generally determined using an observable list price, which differs by class of customer.
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which the Company also refers to as total backlog. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $977 million. The Company expects to recognize approximately 93% of its remaining performance obligations as revenue in 2018, an additional 5% by 2019 and the balance thereafter.
Revenue recognized from performance obligations satisfied in previous periods (for example, due to changes in the transaction price or estimates), was not material.
Payment for products is due within a limited time period after shipment or delivery, and the Company does not offer extended payment terms. Payment is typically due within 30-90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide the Company with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing the Company with a significant financing benefit.
When an unconditional right to consideration exists, the Company records these amounts as receivables. When amounts are dependent on factors other than the passage of time in order for payment from a customer to become due, the Company records a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. See Note 9, “Contract Assets and Contract Liabilities” for further details.
The Company pays sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. However, the sales commissions generally relate to contracts for products or services satisfied at a point in time or over a period of time less than one year. As a result, the Company applies the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.
See Note 5, “Segment Results” for disclosures related to disaggregation of revenue.

Note 3 - Acquisitions
Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Crane Currency Acquisition
On January 10, 2018, the Company completed the acquisition of Crane & Co., Inc. (“Crane Currency”). The base purchase price of the acquisition was $800 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Crane Currency’s net working capital, cash, the assumption by the Company of certain debt-like items, and Crane Currency’s transaction expenses. The amount paid, net of cash acquired, was $672.3 million. To finance the acquisition, the Company issued commercial paper under its commercial paper program and utilized proceeds from term loans that it issued at the closing of the acquisition, as well as available cash on hand. At the closing, the transitory subsidiary of Crane Co. merged with and into Crane Currency, with Crane Currency surviving as a wholly owned subsidiary of Crane Co.
Crane Currency is a supplier of banknotes and highly engineered banknote security features which complements the existing portfolio of currency and payment products within the Payment & Merchandising Technologies segment. As such, Crane Currency is being integrated into the Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering within the currency and payment markets. Goodwill from this acquisition is not deductible for tax purposes.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of Crane Currency. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. The size and breadth of the Crane Currency acquisition will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the asset and liability fair values as of the acquisition date, including the significant contractual and operational factors underlying the customer relationship intangible asset and the assumptions underpinning the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below:

Preliminary net assets acquired (in millions)
Total current assets	$201.8
Property, plant and equipment	298.9
Other assets	4.3
Intangible assets	250.8
Goodwill	231.0
Total assets acquired	$986.8

Assumed liabilities	314.5
Net assets acquired	$672.3

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period which the assets are expected to contribute directly or indirectly to the Company’s future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Trademarks/trade names	$42.0	indefinite
Customer relationships	134.3	23.3
Product technology	74.0	8.4
Backlog	0.5	1.0
Total acquired intangible assets	$250.8
In order to allocate the consideration transferred for Crane Currency, the fair values of all identifiable assets and liabilities must be established. For accounting and financial reporting purposes, fair value is defined under ASC Topic 820, “Fair Value Measurement and Disclosure” as the price that would be received upon sale of an asset or the amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are assumed to be buyers and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
The fair values of the trademark and trade name intangible assets were determined by using an “income approach”, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Crane Currency’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The trademark and trade names, Crane Currency and Crane are assigned an indefinite life and, therefore will not be amortized.
The fair values of the product technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of Crane Currency’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the firm’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of seven to 11 years.
The fair values of the customer relationships and backlog intangible assets, were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 19 to 24 years.
Supplemental Pro Forma Data
Crane Currency’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 10, 2018. The pro forma impact for the stub period (January 1, 2018 through January 9, 2018) is not material. Crane Currency contributed sales of $99.8 million resulting in an operating loss of approximately $0.9 million for the period from the completion of the acquisition through March 31, 2018. The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition of Crane Currency or may be realized in the future.

(in millions, except per share data)	Three Months Ended March 31, 2017
Net sales	$775.7
Net income attributable to common shareholders	$57.0
Basic earnings per share	$0.96
Diluted earnings per share	$0.94
The unaudited supplemental pro forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired Crane Currency property, plant and equipment and intangible assets and interest expense related to financing directly associated with the acquisition.
Westlock Acquisition
In April 2017, the Company acquired all of the outstanding stock of Westlock Controls (“Westlock”) from Emerson Electric Co. for cash consideration of $40 million. Westlock is a global leader in the manufacturing and sale of switchboxes, position transmitters and other solutions for networking, monitoring and controlling process valves, a new product space which is closely adjacent to the Company’s existing operations in its Fluid Handling segment. With primary operations located in Saddle Brook, New Jersey, Westlock had 2016 sales of approximately $32 million. Allocation of the purchase price resulted in the Company recording goodwill of $22.6 million. This acquisition has been integrated into the Company’s Fluid Handling segment, and the pro forma impact is not material.
Microtronic Acquisition
In June 2017, the Company acquired all of the outstanding stock of Microtronic AG (“Microtronic”) for cash consideration of approximately $18 million. With operations in Oensingen, Switzerland, Microtronic develops and manufactures closed electronic payment systems, primarily for the European vending market, strengthening the Company’s portfolio of cashless solutions. Allocation of the purchase price resulted in the Company recording goodwill of $8.9 million. This acquisition has been integrated into the Company’s Payment & Merchandising Technologies segment, and the pro forma impact is not material.
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the quarter ended March 31, 2018, the Company recorded $5.2 million of integration and transaction costs in the Condensed Consolidated Statements of Operations. In addition, the Company recorded $6.6 million of inventory step-up and backlog amortization within “Cost of sales” in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended
	March 31,
(in millions, except per share data)	2018	2017
Net income attributable to common shareholders	$68.7	$63.1

Average basic shares outstanding	59.7	59.3
Effect of dilutive stock options	1.3	1.0
Average diluted shares outstanding	61.0	60.3

Earnings per basic share	$1.15	$1.06
Earnings per diluted share	$1.13	$1.05

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the the three month periods ended March 31, 2018 and 2017, the number of stock options excluded from the computation was 0.3 million.

Note 5 - Segment Results
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

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net sales
Fluid Handling	$266.6	$239.6
Payment & Merchandising Technologies	292.4	195.5
Aerospace & Electronics	170.4	163.4
Engineered Materials	69.7	74.9
Total	$799.1	$673.4
Operating profit (loss)
Fluid Handling (a)	$28.1	$24.4
Payment & Merchandising Technologies (b)	36.5	38.4
Aerospace & Electronics (c)	34.2	31.7
Engineered Materials	12.4	14.0
Corporate (d)	(16.9)	(15.2)
Total	94.3	93.3
Interest income	0.8	0.5
Interest expense	(14.6)	(9.0)
Miscellaneous income(e)	3.9	3.1
Income before income taxes	$84.4	$87.9
(a) Includes 1) acquisition-related inventory and backlog amortization of $0.2 associated with the acquisition of Westlock in the three months ended March 31, 2018; 2) restructuring charges of $0.4 in the three months ended March 31, 2018; and 3) a change in presentation of pension and postretirement costs of $3.6 and $2.7 in the three months ended March 31, 2018 and 2017, respectively.
(b) Includes 1) acquisition-related inventory and backlog amortization of $6.4 and Acquisition-related and integration charges of $5.2, both of which are associated with the acquisition of Crane Currency in the three months ended March 31, 2018; 2) restructuring charges of $0.2 in the three months ended March 31, 2018; and 3) a change in presentation of pension and postretirement costs of $0.7 and $0.6 in the three months ended March 31, 2018 and 2017, respectively.
(c) Includes 1) restructuring charges of $0.2 in the three months ended March 31, 2018; and 2) a change in presentation of pension and postretirement costs of $0.2 and $0.3 in the three months ended March 31, 2018 and 2017, respectively.
(d) Includes a change in presentation of pension and postretirement costs of $0.7 and ($0.3) in the three months ended March 31, 2018 and 2017, respectively.
(e) Includes a change in presentation of pension and postretirement costs of $5.2 and $3.3 in the three months ended March 31, 2018 and 2017, respectively.

(in millions)	March 31, 2018	December 31, 2017
Assets
Fluid Handling	$977.8	$941.6
Payment & Merchandising Technologies	2,220.0	1,215.7
Aerospace & Electronics	586.3	573.0
Engineered Materials	228.2	220.8
Corporate	478.2	642.4
Total	$4,490.5	$3,593.5

(in millions)	March 31, 2018	December 31, 2017
Goodwill
Fluid Handling	$248.0	$245.4
Payment & Merchandising Technologies	827.6	587.7
Aerospace & Electronics	202.5	202.4
Engineered Materials	171.4	171.4
Total	$1,449.5	$1,206.9
The table below presents net sales by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Fluid Handling
Process Valves and Related Products	$165.0	$148.6
Commercial Valves	80.5	69.5
Other Products	21.1	21.5
Total Fluid Handling	$266.6	$239.6

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$145.4	$145.9
Banknotes and Security Products	99.8	—
Merchandising Equipment	47.2	49.6
Total Payment & Merchandising Technologies	$292.4	$195.5

Aerospace & Electronics
Commercial Original Equipment	$84.7	$82.5
Military and Other Original Equipment	42.1	38.0
Commercial Aftermarket Products	32.6	32.1
Military Aftermarket Products	11.0	10.8
Total Aerospace & Electronics	$170.4	$163.4

Engineered Materials
FRP - Recreational Vehicles	$37.4	$41.6
FRP - Building Products	23.8	24.5
FRP - Transportation	8.5	8.8
Total Engineered Materials	$69.7	$74.9

Total net sales	$799.1	$673.4

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the three months ended March 31, 2018 and 2017 is provided below:

	Three Months Ended March 31,
	2018			2017
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,345.2	$3.3	$1,348.5	$1,133.8	$11.9	$1,145.7
Dividends	(20.9)	—	(20.9)	(19.6)	—	(19.6)
Exercise of stock options, net of shares reacquired	4.5	—	4.5	12.8	—	12.8
Stock-based compensation expense	5.6	—	5.6	5.6	—	5.6
Cumulative effect of adoption of ASC 606	6.7	—	6.7	—	—	—
Net income	68.7	—	68.7	63.1	0.2	63.3
Other comprehensive income	35.0	—	35.0	24.3	0.2	24.5
Comprehensive income	103.7	—	103.7	87.4	0.4	87.8
Balance, end of period	$1,444.8	$3.3	$1,448.1	$1,220.0	$12.3	$1,232.3
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2017	$(292.1)	$(88.0)	$(380.1)
Other comprehensive income before reclassifications	7.0	25.4	32.4
Amounts reclassified from accumulated other comprehensive loss	2.6	—	2.6
Net current-period other comprehensive income	9.6	25.4	35.0
Balance as of March 31, 2018	$(282.5)	$(62.6)	$(345.1)

* Net of tax benefit of $115.2 million and $115.8 million as of March 31, 2018 and December 31, 2017, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended March 31, 2018 and 2017. Amortization of pension and postretirement components have been recorded within “Miscellaneous income” on the Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2018	2017
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.1)
Net loss	3.6	3.5
Amortization of postretirement items:
Prior-service costs	—	—
Net gain	(0.3)	(0.1)
Total before tax	$3.2	$3.3
Tax impact	0.6	1.0
Total reclassifications for the period	$2.6	$2.3

Note 7 - Defined Benefit and Postretirement Benefits
Pension Plans
In the United States, the Company sponsors a defined benefit pension plan that covered approximately 17% of all U.S. employees as of December 31, 2017. Additionally, a number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that covered approximately 12% of all non-U.S. employees as of December 31, 2017. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. As a result of the acquisition of Crane Currency in January 2018, the Company also has a defined benefit pension plan that covers substantially all former full-time U.S. employees of Crane Currency hired on or before June 30, 2007. Employees of Crane Currency hired after June 30, 2007 were not eligible to participate in the defined benefit pension plan. At the date of acquisition, based upon a preliminary valuation, the funded status of the plan was $(13.8) million representing a benefit obligation of $48.7 million less the fair value of plan assets of $34.9 million.
Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. As a result of the acquisition of Crane Currency, the Company also has postretirement medical, Medicare supplement, and life insurance benefits that cover substantially all former full-time U.S. employees of Crane Currency.
Supplemental Plan
As a result of the acquisition of Crane Currency, the Company also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers of the Company who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees.
For all plans, the components of net periodic (benefit) cost for the three months ended March 31, 2018 and 2017 are as follows:

	Pension		Postretirement		SERP
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1.5	$1.2	$0.1	$—	$—	$—
Interest cost	7.5	7.2	0.3	0.1	0.1	—
Expected return on plan assets	(16.4)	(13.9)	—	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Amortization of net loss (gain)	3.6	3.5	(0.3)	(0.1)	—	—
Net periodic (benefit) cost	$(3.9)	$(2.1)	$0.1	$—	$0.1	$—

Effective January 1, 2018, the components of net periodic (benefit) cost other than the service cost component are included in “Miscellaneous income” in the Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. See Note 1, under “Basis of Presentation” under “Recent Accounting Pronouncements - Adopted” for further details.

The Company expects, based on current actuarial calculations, to contribute the following to its pension plans, postretirement plans and SERP:

(in millions)	Pension	Postretirement	SERP
Expected Contributions in 2018	$27.0	$2.4	$0.2
Amounts Contributed in the three months ended March 31, 2018	$4.1	$0.3	$0.1

Note 8 - Income Taxes
Impact of the Tax Cuts and Jobs Act
Enacted on December 22, 2017, the TCJA significantly changed U.S. corporate income tax law by reducing federal statutory tax rates from 35% to 21%, instituting a territorial tax system that provides a 100% exemption on future repatriations from certain foreign subsidiaries, and imposing a one-time transition tax on previously deferred non-U.S. earnings. In accordance with SAB 118, the Company recorded a one-time charge of $87 million in the fourth quarter of 2017 primarily consisting of:

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

The Company considered the entire $87 million charge to be a provisional estimate as of December 31, 2017.
During the three months ended March 31, 2018, the Company revised its provisional estimate of the tax associated with its non-U.S. subsidiaries’ undistributed earnings as of December 31, 2017 and recorded additional tax expense of $0.3 million, which increased its effective tax rate by 50 basis points. No other changes to the Company’s provisional estimate were recorded during the three months ended March 31, 2018.
Since the enactment of the TCJA, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) have issued notices addressing different areas of the new law and have indicated that more guidance is forthcoming. In addition, several U.S. states have issued guidance addressing certain impacts of the TCJA. During the remainder of 2018, the Company will analyze these pronouncements, as well as others that may be issued, and gather any outstanding information required in order to finalize its calculation of the effect of the TCJA. The Company will record any changes to its provisional estimate in the quarter in which it completes its analysis, but no later than the quarter ending December 31, 2018.
Effective Tax Rates
The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
The Company’s effective tax rates are as follows:

	Three Months Ended March 31,
	2018	2017
Effective Tax Rate	18.6%	28.0%

The Company’s effective tax rate for the three months ended March 31, 2018 is lower than the prior year’s comparable primarily due to the TCJA; specifically, the favorable effect of the reduction in the U.S. statutory tax rate, partially offset by the following effects:

•	Elimination of the U.S domestic manufacturing deduction

•	A change in the Company’s assertion regarding the reinvestment of its non-U.S. earnings

•	Non-U.S. jurisdictions with statutory rates higher than the U.S

•	Elimination of certain compensation-related deductions

•	Changes in the U.S. taxation of non-U.S earnings
The Company's effective tax rate for the three months ended March 31, 2018 is lower than the statutory U.S. federal tax rate of 21% primarily due to excess tax benefits associated with share-based payments and the U.S. federal research credit. These items are partially offset by U.S. state taxes, earnings in non-U.S jurisdictions with statutory rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes.

Unrecognized Tax Benefits
During the three months ended March 31, 2018, the Company's gross unrecognized tax benefits, excluding interest and penalties, increased by $0.1 million primarily as a result of tax positions taken in both the current and prior periods. During the three months ended March 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $0.4 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three months ended March 31, 2018, the Company recognized $0.4 million of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations. At March 31, 2018 and December 31, 2017, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in the Company’s Condensed Consolidated Balance Sheets was $6.9 million and $6.5 million, respectively.
During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by $13.2 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company’s consolidated federal income tax returns for the years 2014 through 2016 remain subject to examination by the IRS. In addition, acquired subsidiaries’ federal tax carryforwards (2007 through 2012) remain subject to IRS examination.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2010 through 2012), Canada (2013 through 2015) and the state of California (2012 and 2013).

Note 9 - Contract Assets and Contract Liabilities

The Company reports contract assets, which are included within “Other current assets” in the Condensed Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” in the Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	March 31, 2018	January 1, 2018
Contract assets	$46.4	$22.1
Contract liabilities	$48.2	$21.1

In the first quarter of 2018, contract assets and contract liabilities increased $24.3 million and $27.1 million, respectively, primarily due to the acquisition of Crane Currency.

The Company recognized $10.8 million during the first quarter of 2018 related to the opening balance of contract liabilities as of January 1, 2018.

See Note 2, “Significant Accounting Policies Update” for further details.
Note 10 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the condensed consolidated financial statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2018, the Company had eight reporting units.
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

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	8.9	—	—	31.5
Currency translation	10.5	15.5	0.1	0.1	26.2
Balance at December 31, 2017	$245.4	$587.7	$202.4	$171.4	$1,206.9
Additions	—	231.0	—	—	231.0
Currency translation	2.6	8.9	0.1	—	11.6
Balance as of March 31, 2018	$248.0	$827.6	$202.5	$171.4	$1,449.5

For the three months ended March 31, 2018, additions to goodwill represent the preliminary purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to goodwill represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
As of March 31, 2018, the Company had $521.0 million of net intangible assets, of which $71.0 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. The Company amortizes the cost of definite-lived intangibles over their estimated useful lives.
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
 Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period, net of accumulated amortization	$276.8	$282.2
Additions	250.8	18.2
Amortization expense	(11.7)	(30.9)
Currency translation and other	5.1	7.3
Balance at end of period, net of accumulated amortization	$521.0	$276.8
For the three months ended March 31, 2018, additions to intangible assets represent the preliminary purchase price allocation related to January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to intangible assets represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	March 31, 2018			December 31, 2017
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$133.3	$55.8	$77.5	$91.7	$54.8	$36.9
Customer relationships and backlog	18.4	557.5	193.4	364.1	414.7	183.4	231.3
Drawings	37.9	11.1	10.4	0.7	11.1	10.4	0.7
Other	10.2	136.2	57.5	78.7	61.8	53.9	7.9
Total	17.6	$838.1	$317.1	$521.0	$579.3	$302.5	$276.8
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2018	$33.8
2019	41.9
2020	37.7
2021	34.9
2022 and after	301.7

Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2018	December 31, 2017
Employee related expenses	$89.3	$99.1
Warranty	15.8	14.6
Contract liabilities	48.2	27.0
Other	147.2	111.4
Total	$300.5	$252.1
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$14.6	$15.5
Expense	3.3	13.4
Changes due to acquisitions	1.1	0.1
Payments / deductions	(3.5)	(14.7)
Currency translation	0.3	0.3
Balance at end of period	$15.8	$14.6

Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2018, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2018	2017	2017
Beginning claims	32,234	36,052	36,052
New claims	608	818	2,819
Settlements	(273)	(301)	(1,038)
Dismissals	(1,579)	(1,009)	(5,599)
Ending claims	30,990	35,560	32,234
 Of the 30,990 pending claims as of March 31, 2018, approximately 18,200 claims were pending in New York, approximately 500 claims were pending in Texas, approximately 400 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim. On February 23, 2011, the court entered judgment on the verdict in the amount of $4.0 million, jointly, against the Company and two other defendants, with additional interest in the amount of $0.01 million being assessed against the Company, only. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants opposed. By order dated June 21, 2017, the Supreme Court of Pennsylvania denied plaintiffs’ petition for leave to appeal. The case was set for a new trial in April 2018. The Company settled the matter in the second quarter of 2018.
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
On October 23, 2012, the Company received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that the Company was responsible for 4% of plaintiffs’ damages of $3 million. The Company filed post-trial motions requesting judgment in the Company’s favor notwithstanding the jury’s verdict, which were denied. The court entered a judgment of $0.1 million against the Company. The Company appealed, and the judgment was affirmed by order dated March 21, 2014. The Company sought reargument of this decision, which was denied. The Company sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, in the amount of $0.2 million was paid in the third quarter 2016.
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
On March 1, 2013, a New York City state court jury entered a $35 million verdict against the Company in the Ivo Peraica claim. The Company filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which the Company argues were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied the Company’s post-trial motion, judgment was entered against the Company in the amount of $10.6 million (including interest). The Company appealed. The Company took a separate appeal of the trial court’s denial of its summary judgment motion. The Court consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016 the Company supplemented its briefing based on the New York Court of Appeals Dummitt/Suttner decision. On October 6, 2016, a panel of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the damages award to $4.25 million, which after settlement offsets was calculated to be $1.94 million. Plaintiff had the option of accepting the reduced amount or having a new trial on damages. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues. The motion was denied. The New York Court of Appeals also denied review. The Company paid the Peraica judgment in the amount of $2.7 million in the first quarter of 2017.
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
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16% of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company appealed and oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017. Oral argument took place on March 6, 2018.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against the Company in the Ivan Sweberg claim and a $10 million verdict against the Company in the Selwyn Hackshaw claim. The two claims were consolidated for trial. The Company filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments were entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. The Company appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw took place on March 9, 2016. On October 6, 2016, two panels of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the Sweberg damages award to $9.5 million and further reduced the Hackshaw damages award to $3 million, which after settlement offsets are calculated to be $4.73 million in Sweberg and $0 in Hackshaw. Plaintiffs were given the option of accepting the reduced awards or having new trials on damages. Plaintiffs subsequently brought an appeal in Hackshaw before the New York Court of Appeals, which the Court denied. The Company filed a motion with the Appellate Division requesting a rehearing on liability issues in Sweberg. That motion was denied. The New York Court of Appeals also denied review. The Company paid in the first quarter of 2017 the Sweberg plaintiffs $5.7 million, which was the amount owed under this judgment. No damages are owed in Hackshaw.
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million. The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied the Company’s motion to transfer the case to the Supreme Court of Missouri. The Company sought leave to appeal before the Supreme Court of Missouri, which denied that request. The Supreme Court of the United States denied further review on March 26, 2018.
On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found the Company responsible for a 30% share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. The Company argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied the Company’s request and entered judgment in the amount of $0.4 million. The Company filed post-trial motions, which were denied in two decisions issued on August 26, 2016 and September 28, 2016. The Company is pursuing an appeal to the Third Circuit Court of Appeals, which was argued on June 12, 2017. On September 27, 2017, the Court entered an order asking the Supreme Court of Pennsylvania to decide one of the issues raised in the Company’s appeal. The Supreme Court of Pennsylvania accepted the request, and the Company settled the matter. The settlement was reflected in the fourth quarter 2017 indemnity amount.
On April 22, 2016, a Phoenix, Arizona federal court jury found the Company responsible for a 20% share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against the Company in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against the Company in the amount of $6.8 million. The Company filed post-trial motions, which were denied on September 20, 2016. The Company pursued an appeal to the Ninth Circuit Court of Appeals which affirmed the judgment on March 29, 2018. The Company settled the matter in the second quarter of 2018.
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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the three-month periods ended March 31, 2018 and 2017 totaled $14.8 million and $28.0 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for three-month periods ended March 31, 2018 and 2017 totaled $2.9 million and $14.7 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2018	2017	2017
Settlement / indemnity costs incurred (1)	$8.3	$18.5	$51.8
Defense costs incurred (1)	6.5	9.4	36.5
Total costs incurred	$14.8	$28.0	$88.3

Settlement / indemnity payments	$4.6	$14.1	$51.7
Defense payments	5.0	7.9	38.9
Insurance receipts	(6.7)	(7.3)	(28.1)
Pre-tax cash payments	$2.9	$14.7	$62.5
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2018, the Company has resolved (by settlement or dismissal) approximately 132,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $540 million, for an average settlement cost per resolved claim of approximately $4,100. The average settlement cost per claim resolved during the years ended December 31, 2017, 2016 and 2015 was $7,800, $3,900 and $3,100, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
Effects on the Condensed Consolidated Financial Statements
The Company has retained an independent actuarial firm to assist management in estimating the Company’s asbestos liability in the tort system. The actuarial consultants review information provided by the Company concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by the actuarial consultants to project future asbestos costs is based on the Company’s recent historical experience for claims filed, settled and dismissed during a base reference period. The Company’s experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, the actuarial consultants estimate the number of future claims that would be filed against the Company and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with the Company, the actuarial consultants augment its liability estimate for the costs of defending asbestos claims in the tort system using a forecast from the Company which is based upon discussions with its defense counsel. Based on this information, the actuarial consultants compile an estimate of the Company’s asbestos liability for pending and future claims using a range of reference periods based on claim experience and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate.
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
Each quarter, the actuarial consultants compile an update based upon the Company’s experience in claims filed, settled and dismissed as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, and non-malignant conditions including asbestosis). In addition to this claims experience, the Company also considers additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, the Company also takes into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of the actuarial consultants and determines whether a change in the estimate is warranted.
Liability Estimate. Effective as of December 31, 2016, the Company extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through the generally accepted end point of such claims in 2059. The Company’s previous estimate was for asbestos claims filed or projected to be filed through 2021. The Company’s estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from the Company’s experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, the Company recorded an additional liability of $227 million as of December 31, 2016. This action was based on several factors which contribute to the Company’s ability to reasonably estimate this liability through 2059. First, the number of mesothelioma claims (which although constituting approximately 10% of the Company’s total pending asbestos claims, have consistently accounted for approximately 90% of the Company’s aggregate settlement and defense costs) being filed against the Company and associated settlement costs have stabilized. Second, there have been generally favorable developments in the trend of case law which has been a contributing factor in stabilizing the asbestos claims activity and related settlement costs. Third, there have been significant actions taken by certain state legislatures and courts that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claims activity. Fourth, recent court decisions in certain jurisdictions have provided additional clarity regarding the nature of claims that may proceed to trial in those jurisdictions and greater predictability regarding future claim activity. Fifth, the Company has coverage-in-place agreements with almost all of its excess insurers, which enables the Company to project a stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Sixth, annual settlements with respect to groups of cases with certain plaintiff firms have helped to stabilize indemnity payments and defense costs. Taking these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2059.
Management has made its best estimate of the costs through 2059. Through March 31, 2018, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended March 31, 2018.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $596 million as of March 31, 2018. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2018 was $85 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $108 million as of March 31, 2018.
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

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2018 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $39.0 million as of March 31, 2018, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $9.4 million and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2018, the Company has recorded a receivable of $8.5 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator, have exchanged relevant information, and have agreed upon a framework for the mediation to address the numerous sub-areas at the Site in a coherent fashion. The first phase of the mediation, involving former munitions or ordnance storage areas, began in November 2017, and a second mediation session took place in March 2018. The Company at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage, subject to reservations of rights, under certain of its insurance policies.
Other Proceedings
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of March 31, 2018, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
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

Note 13 - Financing
The following table summarizes the Company’s short-term borrowings as of March 31, 2018 and current maturities of long-term debt as of December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
Commercial paper	$272.7	$—
2.75% notes due December 2018	—	250.0
Other deferred financing costs associated with credit facilities	—	(0.6)
Total short-term borrowings and current maturities of long-term debt	$272.7	$249.4
As of March 31, 2018, there were $272.7 million of outstanding borrowings under the commercial paper program. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $500 million. As of March 31, 2018, the Company had a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. As of March 31, 2018, there were no borrowings under this revolving credit agreement. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper.
The following table summarizes the Company’s long-term debt as of March 31, 2018 and December 31, 2017:

(in millions)	March 31, 2018	December 31, 2017
3-year term loan credit agreement	$199.1	$—
Syndicated loan facility (€59 million principal value)	71.5	—
Building loan facility (€22 million principal value)	27.6	—
4.45% notes due December 2023	298.4	298.4
6.55% notes due November 2036	198.1	198.1
4.20% notes due March 2048	345.8	—
Other deferred financing costs associated with credit facilities	(2.0)	(2.4)
Total long-term debt (a)	$1,138.5	$494.1
(a) Debt discounts and debt issuance costs totaled $8.8 and $3.5 as of March 31, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

In January 2018, the Company drew $100 million from its 364-day credit agreement and $200 million from its 3-year term loan credit agreement to fund the acquisition of Crane Currency. On February 5, 2018, the Company completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due 2048 (the “2048 Notes”). The 2048 Notes bear interest at a rate of 4.20% per annum and mature on March 15, 2048. Interest accrues on the 2048 Notes and is payable on March 15 and September 15 of each year, commencing on September 15, 2018. The 2048 Notes were issued under an indenture dated as of February 5, 2018. The indenture contains certain restrictions, including a limitation that restricts the Company’s ability and the ability of certain of its subsidiaries to create or incur secured indebtedness, enter into sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of the Company’s assets and the assets of its subsidiaries. The Company used the net proceeds from the offering, together with cash on hand, to repay all of the $100 million outstanding under the 364-day credit agreement and redeem the $250 million of outstanding 2.75% notes due in December 2018. There was $200 million outstanding under the 3-year term loan credit agreement as of March 31, 2018. In April 2018, the Company repaid the $200 million outstanding under its 3-year term loan credit agreement. See Note 17, “Subsequent Events” for further details.
As part of the acquisition of Crane Currency, the Company assumed €59 million of borrowings under a €72 million Syndicated Loan Facility Agreement (“Syndicated Loan Facility”) with the borrower being Crane Currency Malta. The Syndicated Loan Facility allows borrowings under two facilities in the amounts of €49 million (“Facility 1”) and €23 million (“Facility 2”). The proceeds from the Syndicated Loan Facility may be used to purchase equipment for a printing facility in Malta.   As of March 31, 2018, there was €59 million (€49 million from Facility 1 and €10 million from Facility 2) of outstanding borrowings.  The Syndicated Loan Facility requires monthly principal payments, after the facilities are fully drawn, of €0.3 million from October 2018 through March 2032 for Facility 1 and €0.1 million from June 2019 through January 2033 for Facility 2.  Interest is based on EURIBOR, plus a margin of 3.5% and is payable on a monthly basis.  The Syndicated Loan Facility contains customary affirmative and negative covenants, including limitations on the subsidiary with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and payment of dividends. Crane Currency Malta must also maintain a debt service cover ratio ranging from 1.2 to 1.5 over specified periods and a debt-to-equity ratio ranging from 2.5 to 1.5 over a specified periods. The Syndicated Loan Facility provides for customary events of default. The Company also assumed €22 million of borrowings under a €27 million Building Loan Facility Agreement (the “Building Loan Facility”).  The proceeds from the Building Loan Facility may be used to finance construction of the printing facility in Malta.  As of March 31, 2018, there were €22 million of outstanding borrowings.  The Building Loan Facility requires quarterly principal payments of €0.4 million from March 2018 through March 2037.  Interest is 1.5% and is payable on a quarterly basis.  The Building Loan Facility provides for customary events of default.
For additional details regarding the Company’s debt financing, reference is made to Note 8, “Long-Term Debt” of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K.
Note 14 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $8.8 million and $0.8 million as of March 31, 2018 and December 31, 2017, respectively. As of each of the periods ended March 31, 2018 and December 31, 2017, the Company's receivable position for the foreign exchange contracts was less than $0.1 million. As of March 31, 2018 and December 31, 2017, the Company’s payable position for the foreign exchange contracts was $0.8 million and $0.0 million, respectively.
Note 15 - Fair Value Measurements
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
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” in the Condensed Consolidated Balance Sheets and were less than $0.1 million as of each of the periods ending March 31, 2018 and December 31, 2017. Such derivative liability amounts are recorded within “Accrued liabilities” in the Condensed Consolidated Balance Sheets and were $0.8 million and $0.0 million as of March 31, 2018 and December 31, 2017, respectively.
The available-for-sale securities, which are included in “Other assets” in the Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the acquired supplemental employee retirement plans. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $3.3 million at March 31, 2018.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $893.2 million and $816.0 million at March 31, 2018 and December 31, 2017, respectively.
Note 16 - Restructuring

During the fourth quarter of 2017, the Company initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of the Company’s global workforce and select facility consolidations in North America and Europe. Restructuring charges of $24.9 million included severance of $24.3 million ($24.1 million was recorded in the fourth quarter of 2017 and $0.2 million was recorded in the first quarter of 2018) and other costs of $0.6 million (recorded in first quarter of 2018) related to the consolidation of certain manufacturing operations, all of which are cash costs.
The following table summarizes the restructuring charge by business segment:

	Severance		Other		Total
(in millions)	Q1 2018	Cumulative	Q1 2018	Cumulative	Q1 2018	Cumulative
Fluid Handling	$0.1	$10.7	$0.3	$0.3	$0.4	$11.0
Payment & Merchandising Technologies	0.1	12.3	0.1	0.1	0.2	12.4
Aerospace & Electronics	—	1.3	0.2	0.2	0.2	1.5
	$0.2	$24.3	$0.6	$0.6	$0.8	$24.9
Related to the repositioning actions the Company recorded a pre-tax gain in the fourth quarter of 2017 of $11.1 million related to the sale of a facility in the Aerospace & Electronics segment.
To complete these actions, the Company expects to incur a total of $16.7 million of restructuring and facility consolidation related charges from 2018 to 2020 in each of the segments as follows:

(in millions)	2018	2019	2020	Total
Fluid Handling	$5.5	$4.6	$1.6	$11.7
Payment & Merchandising Technologies	4.5	(3.2)	—	1.3
Aerospace & Electronics	0.6	3.1	—	3.7
	$10.6	$4.5	$1.6	$16.7
The following table summarizes the expected costs by nature of costs and year:

(in millions)	2018	2019	2020	Total
Restructuring	$3.3	$(1.0)	$—	$2.3
Facility consolidation	7.3	5.5	1.6	14.4
	$10.6	$4.5	$1.6	$16.7
The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $30 million annually.

The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2017	Expense (1)	Utilization	Balance at March 31, 2018
Fluid Handling
Severance	$10.6	$0.1	$(0.8)	$9.9
Other	—	0.3	(0.2)	0.1
Total Fluid Handling	$10.6	$0.4	$(1.0)	$10.0

Payment & Merchandising Technologies
Severance	$12.2	$0.1	$(0.4)	$11.9
Other	—	0.1	(0.1)	—
Total Payment & Merchandising Technologies	$12.2	$0.2	$(0.5)	$11.9

Aerospace & Electronics
Severance	$1.3	$—	$(0.3)	$1.0
Other	—	0.2	(0.2)	—
Total Aerospace & Electronics	$1.3	$0.2	$(0.5)	$1.0
Total Restructuring	$24.1	$0.8	$(2.0)	$22.9
(1) Reflected in the Condensed Consolidated Statements of Operations as “Restructuring charges”
Note 17 - Subsequent Events
In April 2018, the Company repatriated $294 million of cash from certain non-U.S. operations and utilized a portion of the repatriated cash to repay the $200 million outstanding under its 3-year term loan credit agreement.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. The factors that we currently believe to be material are detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) and are incorporated by reference herein.

OUTLOOK
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2018, we expect a total year-over-year sales increase of more than 20%, driven by acquisition benefits of more than 15%, core sales growth of approximately 2% to 4%, and a modest benefit from favorable foreign exchange. We expect an improvement in operating profit, driven primarily by improved productivity and benefits from repositioning actions, higher core sales volume, and operating profit contributed by acquisitions, partially offset by higher transaction, acquisition integration and related costs, accelerated strategic growth investments and modestly higher input costs.
Fluid Handling
In 2018, we expect Fluid Handling sales to increase in the mid single-digit range compared to 2017, driven by low to mid single-digit core sales growth and favorable foreign currency translation.
We expect Process Valves and Related Products sales to increase in the high single-digit range compared to 2017, driven by a low to mid single-digit core sales increase, a low single-digit increase from an acquisition, and a benefit from favorable foreign currency translation. Excluding foreign exchange, we expect order rates in 2018 to improve compared to 2017 as our end markets continue to gradually improve.
We expect Commercial Valves sales to increase in the mid to high single-digit range compared to 2017, driven by both core sales growth and favorable foreign exchange, reflecting modest growth in our end markets.
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
Payment & Merchandising Technologies
In 2018, we expect Payment & Merchandising Technologies sales to increase more than 50%, driven primarily by the acquisition of Crane Currency, with a low single-digit improvement in core sales. We expect core sales to improve across both Crane Payment Innovations (“CPI”) and Merchandising Systems, with a higher core growth rate at Merchandising Systems. At CPI, we expect core sales growth to be slightly positive, with growth driven by several vertical end markets largely offset by very challenging comparisons in the gaming and retail vertical markets. At Merchandising Systems, we expect an improvement in core sales driven primarily by higher demand from large bottler customers and full-line operators. We expect the segment’s operating profit to be modestly higher in 2018, with benefits from higher core volumes and the Crane Currency acquisition, as well as, lower restructuring and related charges, partially offset by substantially higher acquisition integration costs and accelerated strategic growth investments.
Aerospace & Electronics
In 2018, we expect Aerospace & Electronics core sales to increase in the mid single-digit range compared to 2017. For 2018, we expect that commercial market conditions will remain generally positive, and we expect sales growth from both our commercial and military original equipment manufacturer (“OEM”) business. However, we expect aftermarket sales to increase modestly, primarily as a result of higher sales of spares which will more than offset lower modernization and upgrade sales. We expect segment operating profit in 2018 to decrease compared to 2017 driven primarily by the absence of the 2017 gain on the sale of a property and accelerated strategic growth investments, partially offset by higher volume and improved productivity and benefits from repositioning actions.
Engineered Materials
In 2018, we expect the Engineered Materials sales will decrease compared to the prior year driven by lower sales to recreational vehicle (“RV”) manufacturers and to the transportation market, partially offset by higher sales to our building products customers. Segment operating profit is expected to decline compared to 2017.

CRITICAL ACCOUNTING POLICIES UPDATE
The Company's accounting policies were revised in connection with the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”. See Note 2, “Significant Accounting Policies Update”. There were no other material changes to our critical accounting policies and estimates from the information provided in “Application of Critical Accounting Policies” in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.
Results from Operations – Three Month Periods Ended March 31
All comparisons below refer to the first quarter 2018 versus the first quarter 2017, unless otherwise specified.

	First Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales	$799.1	$673.4	$125.7	18.7%
Operating profit	94.3	93.3	1.0	1.1%
Acquisition-related and integration charges *	5.2	—	5.2	NM
Restructuring charges *	0.8	—	0.8	NM
Change in presentation of pension and postretirement costs *	5.2	3.3	1.9	57.6%
Operating margin	11.8%	13.9%
Other income (expense):
Interest income	0.8	0.5	0.3	60.0%
Interest expense	(14.6)	(9.0)	(5.6)	(62.2)%
Miscellaneous income	3.9	3.1	0.8	25.8%
	(9.9)	(5.4)	(4.5)	(83.3)%
Income before income taxes	84.4	87.9	(3.5)	(4.0)%
Provision for income taxes	15.7	24.6	(8.9)	(36.2)%
Net income before allocation to noncontrolling interests	68.7	63.3	5.4	8.5%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.2	(0.2)	(100.0)%
Net income attributable to common shareholders	$68.7	$63.1	$5.6	8.9%
* Acquisition-related and integration charges, restructuring charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.

Sales increased by $125.7 million, or 18.7%, to $799.1 million in 2018. Net sales related to operations outside the United States were 33.4% and 35.0% of total net sales for the quarters ended March 31, 2018 and 2017, respectively. The year-over-year change in sales included:

•	an increase related to a net acquisition/divestiture impact of $103.2 million, or 15.3%;

•	favorable foreign currency translation of $27.5 million, or 4.1%; and

•	a decrease in core sales of $5.0 million, or 0.7%.
Operating profit increased by $1.0 million, or 1.1%, to $94.3 million in 2018. The increase in operating profit reflected the higher operating profit in our Fluid Handling and Aerospace & Electronics segments, partially offset by lower operating profit in our Payment & Merchandising Technologies and Engineered Materials segments, and higher corporate costs. Operating profit in the first quarter of 2018 included 1) acquisition-related and integration charges of $5.2 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $6.6 million, primarily associated with the acquisition of Crane Currency; 3) restructuring charges of $0.8 million and 4) a change in presentation of pension and postretirement costs of $5.2 million. Operating profit in the first quarter of 2017 included a change in presentation of pension and postretirement costs of $3.3 million.
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

Enacted on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. corporate income tax law. See discussion in Note 8, “Income Taxes” for further detail.

Our effective tax rate for the three months ended March 31, 2018 is lower than the prior year’s comparable primarily due to the TCJA; specifically, the favorable effect of the reduction in the U.S. statutory tax rate, partially offset by the following effects:

•	Elimination of the U.S domestic manufacturing deduction

•	A change in our assertion regarding the reinvestment of our non-U.S. earnings

•	Non-U.S. jurisdictions with statutory rates higher than the U.S

•	Elimination of certain compensation-related deductions

•	Changes in the U.S. taxation of non-U.S earnings
Our effective tax rate for the three months ended March 31, 2018 is lower than the statutory U.S. federal tax rate of 21% primarily due to excess tax benefits associated with share-based payments and the U.S. federal research credit. These items are partially offset by U.S. state taxes, earnings in non-U.S jurisdictions with statutory rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes.

Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net income before allocation to noncontrolling interests	$68.7	$63.3
Other comprehensive income, net of tax
Currency translation adjustment	25.4	22.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	9.6	2.3
Other comprehensive income, net of tax	35.0	24.5
Comprehensive income before allocation to noncontrolling interests	103.7	87.8
Less: Noncontrolling interests in comprehensive income	—	0.4
Comprehensive income attributable to common shareholders	$103.7	$87.4
For the three months ended March 31, 2018, comprehensive income before allocations to noncontrolling interests was $103.7 million compared to $87.8 million in the same period of 2017. The $15.9 million increase was driven by a change in a postretirement plan benefit of $7.3 million, higher net income before allocation to noncontrolling interests of $5.4 million and a $3.2 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the euro, British pound, Canadian dollar and Japanese yen.

Segment Results of Operations - Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	First Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Process Valves and Related Products	$165.0	$148.6	$16.4	11.0%
Commercial Valves	80.5	69.5	11.0	15.8%
Other Products	21.1	21.5	(0.4)	(1.9)%
Total net sales	$266.6	$239.6	$27.0	11.3%
Operating profit	$28.1	$24.4	$3.7	15.2%
Restructuring charges *	$0.4	$—	$0.4	NM
Change in presentation of pension and postretirement costs *	$3.6	$2.7	$0.9	33.3%
Operating margin	10.5%	10.2%
* Restructuring charges and a change in presentation of pension and postretirement costs and are included in operating profit and operating margin.
Fluid Handling sales increased by $27.0 million, or 11.3%, to $266.6 million in 2018, driven by favorable foreign currency translation of $14.0 million, or 5.8%, an increase in core sales of $6.9 million, or 2.9%, and an increase in sales related to an acquisition, net, of $6.1 million, or 2.5%.

•
Sales of Process Valves and Related Products increased by $16.4 million, or 11.0%, to $165.0 million in 2018. The increase was primarily related to favorable foreign currency translation of $8.0 million, or 5.4%, as the euro strengthened against the U.S. dollar, an increase in sales related to the Westlock acquisition of $7.9 million, or 5.2%, and a core sales increase of $0.5 million, or 0.3%.

•
Sales of Commercial Valves increased by $11.0 million, or 15.8%, to $80.5 million in 2018. The increase reflected favorable foreign currency translation of $5.9 million, or 8.5%, as the British pound and Canadian dollar strengthened against the U.S. dollar and an increase in core sales of $5.1 million, or 7.3%. The increase in core sales is primarily related to higher demand in the Canadian non-residential construction market.

•	Sales of Other Products decreased by $0.4 million, or 1.9%, to $21.1 million in 2018.
Fluid Handling operating profit increased by $3.7 million, or 15.2%, to $28.1 million in 2018. The increase was driven by productivity, leverage on the higher sales volumes and the impact from the Westlock acquisition, partially offset by unfavorable mix and higher material costs.
The Fluid Handling segment backlog was $281 million as of March 31, 2018 (which included $4.2 million pertaining to the Westlock business acquired in April 2017), compared with $262 million as of December 31, 2017 (which included $3.4 million pertaining to the Westlock business) and $250 million as of March 31, 2017.

Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$145.4	$145.9	$(0.5)	(0.3)%
Banknotes and Security Products	99.8	—	99.8	NM
Merchandising Equipment	47.2	49.6	(2.4)	(4.8)%
Total net sales	$292.4	$195.5	$96.9	49.6%
Operating profit	$36.5	$38.4	$(1.9)	(4.9)%
Restructuring charges *	$0.2	$—	$0.2	NM
Acquisition-related and integration charges *	$5.2	$—	$5.2	NM
Change in presentation of pension and postretirement costs *	$0.7	$0.6	$0.1	16.7%
Operating margin	12.5%	19.6%
* Restructuring charges, acquisition-related and integration charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $96.9 million, or 49.6%, to $292.4 million in 2018, reflecting an increase in sales due to acquisitions of $97.1 million, or 49.7%, and favorable foreign currency translation of $13.2 million, or 6.8%, partially offset by a decrease in core sales of $13.4 million, or 6.9%.

•
Sales of Payment Acceptance and Dispensing Products decreased $0.5 million, or 0.3%, to $145.4 million in 2018. The decrease reflected a core sales decline of $10.0 million, or 6.8%, primarily related to lower sales to the transportation vertical market. This decrease was partially offset by favorable foreign currency translation of $7.9 million, or 5.4%, as the British pound and euro strengthened against the U.S. dollar, and a favorable acquisition impact of $1.6 million, or 1.1%.

•	Sales of Banknotes and Security Products increased $99.8 million due to the acquisition of Crane Currency in January 2018.

•
Sales of Merchandising Equipment decreased $2.4 million, or 4.8%, to $47.2 million in 2018. The decrease reflected a core sales decline of $3.4 million, or 6.8%, partially offset by favorable foreign currency of $1.0 million, or 2.0%. The decrease in core sales was driven by lower capital spending by large bottler customers.

Payment & Merchandising Technologies operating profit decreased by $1.9 million, or 4.9%, to $36.5 million in 2018. The decrease was driven by 1) $5.2 million of acquisition-related and integration charges and $6.4 million of inventory step-up and backlog amortization associated with the Crane Currency acquisition, and 2) the impact of lower core sales, both partially offset by the impact from acquisitions, productivity and restructuring savings.
The Payment & Merchandising Technologies segment backlog was $301 million as of March 31, 2018 (which included $211 million pertaining to the Crane Currency business acquired in January 2018 and $0.2 million pertaining to the Microtronic business acquired in June 2017), compared with $76 million as of December 31, 2017 (which included $0.2 million pertaining to the Microtronic business) and $86 million as of March 31, 2017.

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Commercial Original Equipment	$84.7	$82.5	$2.2	2.7%
Military Original Equipment	42.1	38.0	4.1	10.8%
Commercial Aftermarket Products	32.6	32.1	0.5	1.6%
Military Aftermarket Products	11.0	10.8	0.2	1.9%
Total net sales	$170.4	$163.4	$7.0	4.3%
Operating profit	$34.2	$31.7	$2.5	7.9%
Restructuring charges*	$0.2	$—	$0.2	NM
Change in presentation of pension and postretirement costs *	$0.2	$0.3	$(0.1)	(33.3)%
Operating margin	20.1%	19.4%
* Restructuring charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Aerospace & Electronics sales increased $7.0 million, or 4.3%, to $170.4 million in 2018.

•
Sales of Commercial Original Equipment increased by $2.2 million, or 2.7%, to $84.7 million in 2018. The increase was driven primarily by increased sales to business jet, regional jet, and commercial transportation markets, partially offset by lower cabin sales.

•	Sales of Military Original Equipment increased by $4.1 million, or 10.8%, to $42.1 million in 2018. The sales increase primarily reflected strong growth in funded engineering programs.

•	Sales of Commercial Aftermarket Products increased by $0.5 million, or 1.6%, to $32.6 million in 2018, with strong underlying commercial spares demand offsetting lower modernization and upgrade sales.

•	Sales of Military Aftermarket Products increased by $0.2 million, or 1.9%, to $11.0 million in 2018.
Aerospace & Electronics operating profit increased by $2.5 million, or 7.9%, to $34.2 million in 2018, driven primarily by productivity and higher sales volumes, partially offset by higher material costs.
The Aerospace & Electronics segment backlog was $381 million as of March 31, 2018, compared with $374 million as of December 31, 2017 and $352 million as of March 31, 2017.
Engineered Materials

	First Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
FRP- Recreational Vehicles	$37.4	$41.6	$(4.2)	(10.1)%
FRP- Building Products	23.8	24.5	(0.7)	(2.9)%
FRP- Transportation	8.5	8.8	(0.3)	(3.4)%
Total net sales	$69.7	$74.9	$(5.2)	(6.9)%
Operating profit	$12.4	$14.0	$(1.6)	(11.4)%
Operating margin	17.8%	18.7%

Engineered Materials sales decreased by $5.2 million, or 6.9%, to $69.7 million in 2018, primarily resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $1.6 million, or 11.4%, to $12.4 million in 2018, primarily reflecting lower sales volumes and higher material costs, partially offset by strong productivity.
The Engineered Materials segment backlog was $13 million as of March 31, 2018, compared with $14 million as of December 31, 2017 and $18 million as of March 31, 2017.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$74.2	$3.5
Investing activities	(699.5)	(9.6)
Financing activities	550.9	(6.8)
Effect of foreign currency exchange rate changes on cash and cash equivalents	10.5	8.0
Decrease in cash and cash equivalents	$(63.9)	$(4.9)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. We had borrowings totaling $272.7 million outstanding under our commercial paper program as of March 31, 2018.
On January 10, 2018, we completed the acquisition of Crane Currency, a supplier of banknotes and highly engineered banknote security features. The base purchase price of the acquisition was $800 million on a cash-free and debt-free basis. To fund the acquisition, we issued $340 million of commercial paper under our current commercial paper program, drew $100 million and $200 million from our 364-day credit agreement and 3-year term loan credit agreement, respectively, and used cash on hand.
On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due March 2048 (the “Public Offering”). In March 2018, we used the net proceeds from the Public Offering, together with cash on hand, to repay all of the $100 million outstanding under our 364-day credit agreement as well as the $250 million of outstanding 2.75% notes due in December 2018.
As a result of the TCJA, we provisionally determined that our non-U.S. earnings are no longer permanently reinvested offshore as of the fourth quarter of 2017. As of March 31, 2018, our non-U.S. subsidiaries held $603 million of cash. In April 2018, we repatriated $294 million of such cash and utilized a portion to repay the $200 million outstanding under our 3-year term loan credit agreement. While our current plans do not forecast the need to use cash generated from our non-U.S. operations to fund our day-to-day U.S. operations, we expect to repatriate non-U.S. cash on a regular basis due to our change in assertion.
In accordance with SAB 118, we will finalize our calculations and record any resulting adjustment to our year-end 2017 deferred tax liability no later than the fourth quarter of 2018.
Operating Activities
Cash provided by operating activities was $74.2 million in the first three months of 2018, compared to $3.5 million during the same period last year.  Increases in cash generated resulted primarily from lower working capital requirements, higher cash earnings and lower net asbestos-related payments. Net asbestos-related payments in the first three months of 2018 and 2017 were $2.9 million and $14.7 million, respectively. In 2018, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million, environmental payments, net of reimbursements, of approximately $7 million and contributions to our defined benefit and postretirement plans of approximately $30 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $699.5 million in the first three months of 2018, compared to $9.6 million in the comparable period of 2017. The increase in cash used for investing activities was driven by net cash paid of $672.3 million for the acquisition of Crane Currency and, to a lesser extent, higher capital expenditures compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $125 million in 2018, reflecting $56 million of capital requirements resulting from the recently acquired Crane Currency business as well as continued investments in new product development initiatives, primarily in our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $550.9 million during the first three months of 2018, compared to cash used for financing activities of $6.8 million during the first three months of 2017. The higher levels of cash provided by financing activities was primarily due to the proceeds received from the issuance of long-term debt, short-term debt and commercial paper. These increases were partially offset by the repayment of the $100 million outstanding under our 364-day credit agreement and the $250 million of outstanding 2.75% notes due in December 2018.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to the Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2018, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We are currently in the process of assessing and integrating Crane Currency’s internal control over financial reporting with our existing internal control over financial reporting.

Part II : Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2017.  There were no material changes during the quarter ended March 31, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2018. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 4.1
Indenture, dated as of February 5, 2018 between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

Exhibit 4.2	Form of Note for 4.200% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, respectively; (ii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; and (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, respectively. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 1, 2018	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 1, 2018		Richard A. Maue
Vice President, Finance and
Chief Financial Officer