Form 10-Q
period 2018-06-30
CRANE CO /DE/
filed 2018-08-03
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2018
Common stock, $1.00 Par Value – 59,598,250 shares

Crane Co.
Index
Form 10Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$851.0	$702.5	$1,650.0	$1,375.9
Operating costs and expenses:
Cost of sales	545.6	444.3	1,066.8	873.8
Selling, general and administrative	188.9	149.8	366.5	300.5
Acquisition-related and integration charges	4.1	2.6	9.2	2.6
Restructuring (gains) charges	(0.6)	—	0.2	—
Operating profit	113.0	105.8	207.3	199.0
Other income (expense):
Interest income	0.4	0.6	1.2	1.1
Interest expense	(12.8)	(9.0)	(27.5)	(18.0)
Miscellaneous income	4.3	2.3	8.3	5.6
	(8.1)	(6.1)	(18.0)	(11.3)
Income before income taxes	104.9	99.7	189.3	187.7
Provision for income taxes	24.2	30.4	39.9	55.1
Net income before allocation to noncontrolling interests	80.7	69.3	149.4	132.6
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	—	0.3
Net income attributable to common shareholders	$80.7	$69.2	$149.4	$132.3
Earnings per share:
Basic	$1.35	$1.16	$2.50	$2.23
Diluted	$1.32	$1.14	$2.45	$2.19
Average shares outstanding:
Basic	59.7	59.5	59.7	59.4
Diluted	61.1	60.5	61.0	60.4

Dividends per share	$0.35	$0.33	$0.70	$0.66

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income before allocation to noncontrolling interests	$80.7	$69.3	$149.4	$132.6
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(46.9)	36.4	(21.5)	58.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.5	2.3	14.1	4.6
Other comprehensive (loss) income, net of tax	(42.4)	38.7	(7.4)	63.2
Comprehensive income before allocation to noncontrolling interests	38.3	108.0	142.0	195.8
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.3	(0.2)	0.7
Comprehensive income attributable to common shareholders	$38.5	$107.7	$142.2	$195.1
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$318.2	$706.2
Accounts receivable, net	542.0	418.4
Current insurance receivable - asbestos	25.0	25.0
Inventories, net:
Finished goods	121.2	101.1
Finished parts and subassemblies	50.2	46.1
Work in process	64.1	51.6
Raw materials	176.0	150.5
Inventories, net	411.5	349.3
Other current assets	77.1	19.6
Total current assets	1,373.8	1,518.5
Property, plant and equipment:
Cost	1,144.2	839.4
Less: accumulated depreciation	562.6	557.0
Property, plant and equipment, net	581.6	282.4
Long-term insurance receivable - asbestos	79.1	90.1
Long-term deferred tax assets	32.2	104.2
Other assets	116.7	114.6
Intangible assets, net	504.6	276.8
Goodwill	1,432.5	1,206.9
Total assets	$4,120.5	$3,593.5
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2018	December 31, 2017
Liabilities and equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$171.4	$249.4
Accounts payable	274.6	247.4
Current asbestos liability	85.0	85.0
Accrued liabilities	328.0	252.1
U.S. and foreign taxes on income	2.3	3.6
Total current liabilities	861.3	837.5
Long-term debt	937.1	494.1
Accrued pension and postretirement benefits	253.9	240.5
Long-term deferred tax liability	44.3	44.9
Long-term asbestos liability	474.4	520.3
Other liabilities	102.9	107.7
Total liabilities	2,673.9	2,245.0
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	293.3	291.7
Retained earnings	1,927.6	1,813.3
Accumulated other comprehensive loss	(387.3)	(380.1)
Treasury stock	(462.5)	(452.1)
Total shareholders’ equity	1,443.5	1,345.2
Noncontrolling interests	3.1	3.3
Total equity	1,446.6	1,348.5
Total liabilities and equity	$4,120.5	$3,593.5
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(12,849,280)	(13,014,503)
Common shares outstanding	59,576,859	59,411,636
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2018	2017
Operating activities:
Net income attributable to common shareholders	$149.4	$132.3
Noncontrolling interests in subsidiaries’ earnings	—	0.3
Net income before allocation to noncontrolling interests	149.4	132.6
Depreciation and amortization	56.3	35.5
Stock-based compensation expense	11.2	11.1
Defined benefit plans and postretirement credit	(7.7)	(4.2)
Deferred income taxes	11.0	10.0
Cash used for operating working capital	(45.8)	(83.1)
Defined benefit plans and postretirement contributions	(16.5)	(3.8)
Environmental payments, net of reimbursements	(4.2)	(2.7)
Asbestos related payments, net of insurance recoveries	(34.9)	(28.2)
Other	12.6	3.2
Total provided by operating activities	131.4	70.4
Investing activities:
Capital expenditures	(44.0)	(20.8)
Proceeds from disposition of capital assets	0.5	—
Payment for acquisition - net of cash acquired	(672.3)	(54.1)
Total used for investing activities	(715.8)	(74.9)
Financing activities:
Dividends paid	(41.8)	(39.3)
Reacquisition of shares on open market	(25.0)	—
Stock options exercised - net of shares reacquired	5.0	17.8
Debt issuance costs	(5.4)	—
Repayment of long-term debt	(450.0)	—
Repayment of short-term debt	(100.0)	—
Proceeds from issuance of long-term debt	550.0	—
Proceeds from issuance of short-term debt	100.0	—
Proceeds from issuance of commercial paper	171.4	—
Total provided by (used for) financing activities	204.2	(21.5)
Effect of exchange rates on cash and cash equivalents	(7.8)	25.6
Decrease in cash and cash equivalents	(388.0)	(0.4)
Cash and cash equivalents at beginning of period	706.2	509.7
Cash and cash equivalents at end of period	$318.2	$509.3
Detail of cash used for operating working capital:
Accounts receivable	$(17.3)	$(25.8)
Inventories	(31.8)	(13.3)
Other current assets	(11.8)	(0.7)
Accounts payable	(22.1)	(21.0)
Accrued liabilities	37.8	(27.5)
U.S. and foreign taxes on income	(0.6)	5.2
Total	$(45.8)	$(83.1)
Supplemental disclosure of cash flow information:
Interest paid	$21.9	$17.7
Income taxes paid	$29.5	$39.9
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Leases
In February 2016, the FASB issued amended guidance on accounting for leases.  The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees with the exception of short-term leases and amends disclosure requirements associated with leasing arrangements.  The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 using a modified retrospective transition approach.  The Company expects to adopt this standard as of January 1, 2019. The Company has formed an implementation team to evaluate the effect of the new guidance on its financial statements and related disclosures and is in the process of implementing a solution to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.
Recent Accounting Pronouncements - Adopted
Revenue Recognition
In May 2014, the FASB issued new accounting guidance related to revenue recognition - Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” (“the new standard” or “ASC 606”). The new standard replaced all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting change relates primarily to products that are customized or products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Revenue for such products is now recognized over time because control is transferred continuously to customers, as the contract progresses. To measure progress in these contracts, the Company applies a cost-to-cost methodology which serves as the basis to determine the amount of revenue to recognize. Prior to the adoption of ASC 606, the Company recognized revenue for these products at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. For the three and six months ended June 30, 2018, the impact to revenues was an increase of $6.2 million and $18.6 million, respectively, and the impact to cost of sales was an increase of $2.4 million and $12.1 million, respectively, as a result of applying ASC 606. As of June 30, 2018, the effect of this change decreased inventories by $40.1 million and increased other current assets by $53.3 million due to the recognition of contract assets for unbilled amounts related to contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Advanced payments from customers represent contract liabilities as defined by ASC 606. As such, in Note 11, “Accrued liabilities”, the line “Advanced payments from customers” is now “Contract liabilities”.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amended guidance requires the disaggregation of the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018 using the retrospective method. The Company applied the practical expedient that allows the use of the pension and postretirement benefit plan disclosures for the prior comparative periods to estimate amounts for retrospective application. The adoption of this guidance resulted in a reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to miscellaneous income of $5.2 million and $3.3 million for the three months ended June 30, 2018 and 2017, respectively, and $10.4 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively. The adoption of this guidance did not impact consolidated net income, the consolidated balance sheets or consolidated statements of cash flows.
Restricted Cash
In November 2016, the FASB issued amended guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amended guidance requires restricted cash and restricted cash equivalents to be classified in the statements of cash flows as cash and cash equivalents. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, using a retrospective transition method. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated statements of cash flows.
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued amended guidance related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. The guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This amended guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Cash Flow Simplification
In August 2016, the FASB issued amended guidance that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amended guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated statements of cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The amended guidance requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain disclosure requirements associated with the fair value of financial instruments. The Company adopted the guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Included in the Company's tax provision for the three and six month periods ended June 30, 2018 are measurement period adjustments related to the TCJA.  Further detail and disclosures are discussed in Note 8, “Income Taxes”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which the Company also refers to as total backlog. As of June 30, 2018, backlog was $1,097 million. The Company expects to recognize approximately 83% of its remaining performance obligations as revenue in 2018, an additional 13% by 2019 and the balance thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions
Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, the Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the months after closing, as the Company obtains additional information about these assets and liabilities, including through tangible and intangible asset appraisals, it is able to refine estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
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
Crane Currency is a supplier of banknotes and highly engineered banknote security features which complement the existing portfolio of currency and payment products within the Payment & Merchandising Technologies segment. As such, Crane Currency is being integrated into the Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits the Company expects to realize from the acquisition, as the acquisition is expected to strengthen and broaden the Company’s product offering within the currency and payment markets. Goodwill from this acquisition is not deductible for tax purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to the Company’s future cash flows, consist of the following:

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
The fair values of the trademark and trade name intangible assets were determined by using an “income approach”, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Crane Currency’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The trademark and trade names, Crane Currency and Crane are assigned an indefinite life and therefore will not be amortized.
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
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 19 to 24 years.
Supplemental Pro Forma Data
Crane Currency’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 10, 2018. The pro forma impact for the stub period (January 1, 2018 through January 9, 2018) is not material. Crane Currency contributed sales of $221.4 million resulting in an operating profit of approximately $7.1 million for the period from the completion of the acquisition through June 30, 2018. The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition of Crane Currency or may be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Six Months Ended
(in millions, except per share data)	June 30, 2017
Net sales	$824.8	$1,600.5
Net income attributable to common shareholders	$69.3	$126.3
Basic earnings per share	$1.17	$2.13
Diluted earnings per share	$1.15	$2.09
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
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the three months ended June 30, 2018 and 2017, the Company recorded $4.1 million and $2.6 million, respectively, of integration and transaction costs in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recorded $9.2 million and $2.6 million, respectively, of integration and transaction costs in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company also recorded $1.9 million and $8.5 million, respectively, of inventory step-up and backlog amortization within “Cost of sales” in the Condensed Consolidated Statements of Operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to common shareholders	$80.7	$69.2	$149.4	$132.3

Average basic shares outstanding	59.7	59.5	59.7	59.4
Effect of dilutive stock options	1.4	1.0	1.3	1.0
Average diluted shares outstanding	61.1	60.5	61.0	60.4

Earnings per basic share	$1.35	$1.16	$2.50	$2.23
Earnings per diluted share	$1.32	$1.14	$2.45	$2.19

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three month periods ended June 30, 2018 and 2017, the number of stock options excluded from the computation was 0.4 million and 0.6 million, respectively. For each of the six month periods ended June 30, 2018 and 2017, the number of stock options excluded from the computation was 0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
For the three and six months ended June 30, 2018, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization, restructuring (gains) charges, and a change in presentation of pension and postretirement costs. For the three and six months ended June 30, 2017, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization, and a change in presentation of pension and postretirement costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Net sales
Fluid Handling	$276.9	$263.8	$543.5	$503.4
Payment & Merchandising Technologies	324.3	198.2	616.7	393.7
Aerospace & Electronics	187.2	171.1	357.5	334.5
Engineered Materials	62.6	69.4	132.3	144.3
Total	$851.0	$702.5	$1,650.0	$1,375.9
Operating profit (loss)
Fluid Handling	$29.5	$29.1	$57.6	$53.5
Payment & Merchandising Technologies	46.1	41.9	82.6	80.3
Aerospace & Electronics	43.3	37.6	77.5	69.4
Engineered Materials	11.2	13.3	23.7	27.2
Corporate	(17.1)	(16.1)	(34.1)	(31.4)
Total	113.0	105.8	207.3	199.0
Interest income	0.4	0.6	1.2	1.1
Interest expense	(12.8)	(9.0)	(27.5)	(18.0)
Miscellaneous income	4.3	2.3	8.3	5.6
Income before income taxes	$104.9	$99.7	$189.3	$187.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2018	December 31, 2017
Assets
Fluid Handling	$875.2	$941.6
Payment & Merchandising Technologies	2,161.6	1,215.7
Aerospace & Electronics	584.7	573.0
Engineered Materials	224.1	220.8
Corporate	274.9	642.4
Total	$4,120.5	$3,593.5

(in millions)	June 30, 2018	December 31, 2017
Goodwill
Fluid Handling	$243.0	$245.4
Payment & Merchandising Technologies	815.8	587.7
Aerospace & Electronics	202.4	202.4
Engineered Materials	171.3	171.4
Total	$1,432.5	$1,206.9
The table below presents net sales by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2018	2017	2018	2017
Fluid Handling
Process Valves and Related Products	$175.4	$165.8	$340.4	$314.5
Commercial Valves	79.2	75.0	159.7	144.5
Other Products	22.3	23.0	43.4	44.4
Total Fluid Handling	$276.9	$263.8	$543.5	$503.4

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$155.3	$148.6	$300.7	$294.5
Banknotes and Security Products	121.6	—	221.4	—
Merchandising Equipment	47.4	49.6	94.6	99.2
Total Payment & Merchandising Technologies	$324.3	$198.2	$616.7	$393.7

Aerospace & Electronics
Commercial Original Equipment	$86.2	$87.3	$170.8	$169.8
Military and Other Original Equipment	48.7	40.9	90.7	78.9
Commercial Aftermarket Products	37.5	31.6	70.2	63.7
Military Aftermarket Products	14.8	11.3	25.8	22.1
Total Aerospace & Electronics	$187.2	$171.1	$357.5	$334.5

Engineered Materials
FRP - Recreational Vehicles	$31.2	$38.1	$68.5	$79.7
FRP - Building Products	23.4	23.9	47.2	48.4
FRP - Transportation	8.0	7.4	16.6	16.2
Total Engineered Materials	$62.6	$69.4	$132.3	$144.3

Total net sales	$851.0	$702.5	$1,650.0	$1,375.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the six months ended June 30, 2018 and 2017 is provided below:

	Six Months Ended June 30,
	2018			2017
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,345.2	$3.3	$1,348.5	$1,133.8	$11.9	$1,145.7
Dividends	(41.8)	—	(41.8)	(39.3)	—	(39.3)
Reacquisition on open market	(25.0)	—	(25.0)	—	—	—
Exercise of stock options, net of shares reacquired	5.0	—	5.0	17.8	—	17.8
Stock-based compensation expense	11.2	—	11.2	11.1	—	11.1
Cumulative effect of adoption of ASC 606	6.7	—	6.7	—	—	—
Net income	149.4	—	149.4	132.3	0.3	132.6
Other comprehensive (loss) income	(7.2)	(0.2)	(7.4)	62.8	0.4	63.2
Comprehensive income (loss)	142.2	(0.2)	142.0	195.1	0.7	195.8
Balance, end of period	$1,443.5	$3.1	$1,446.6	$1,318.5	$12.6	$1,331.1
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2017	$(292.1)	$(88.0)	$(380.1)
Other comprehensive income (loss) before reclassifications	9.3	(21.3)	(12.0)
Amounts reclassified from accumulated other comprehensive loss	4.8	—	4.8
Net current-period other comprehensive income (loss)	14.1	(21.3)	(7.2)
Balance as of June 30, 2018	$(278.0)	$(109.3)	$(387.3)

* Net of tax benefit of $114.4 million and $115.8 million as of June 30, 2018 and December 31, 2017, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2018 and 2017. Amortization of pension and postretirement components have been recorded within “Miscellaneous income” on the Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.1)	$(0.3)	$(0.2)
Net loss	3.6	3.5	7.1	7.0
Amortization of postretirement items:
Prior-service costs	—	(0.1)	—	(0.1)
Net gain	(0.3)	(0.1)	(0.6)	(0.2)
Total before tax	$3.2	$3.2	$6.2	$6.5
Tax impact	0.8	1.0	1.4	2.0
Total reclassifications for the period	$2.4	$2.2	$4.8	$4.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Defined Benefit and Postretirement Benefits
Pension Plans
In the United States, the Company sponsors a defined benefit pension plan that covered approximately 17% of all U.S. employees as of December 31, 2017. Additionally, a number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that covered approximately 12% of all non-U.S. employees as of December 31, 2017. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. As a result of the acquisition of Crane Currency in January 2018, the Company also has a defined benefit pension plan that covers substantially all former full-time U.S. employees of Crane Currency hired on or before June 30, 2007. Employees of Crane Currency hired after June 30, 2007 were not eligible to participate in the defined benefit pension plan. At the date of acquisition, based upon a preliminary valuation, the underfunded status of the plan was $13.8 million representing a benefit obligation of $48.7 million less the fair value of plan assets of $34.9 million.
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
Supplemental Plan
As a result of the acquisition of Crane Currency, the Company also has a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees.
For all plans, the components of net periodic (benefit) cost for the three months ended June 30, 2018 and 2017 are as follows:

	Pension		Postretirement		SERP
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1.5	$1.2	$0.1	$—	$—	$—
Interest cost	7.5	7.2	0.2	0.1	0.1	—
Expected return on plan assets	(16.4)	(13.9)	—	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	(0.1)	—	—
Amortization of net loss (gain)	3.6	3.5	(0.3)	(0.1)	—	—
Net periodic (benefit) cost	$(3.9)	$(2.1)	$—	$(0.1)	$0.1	$—

For all plans, the components of net periodic (benefit) cost for the six months ended June 30, 2018 and 2017 are as follows:

	Pension		Postretirement		SERP
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$3.0	$2.4	$0.1	$—	$—	$—
Interest cost	15.0	14.4	0.6	0.2	0.1	—
Expected return on plan assets	(32.7)	(27.8)	—	—	—	—
Amortization of prior service cost	(0.3)	(0.2)	—	(0.1)	—	—
Amortization of net loss (gain)	7.1	7.0	(0.6)	(0.2)	—	—
Net periodic (benefit) cost	$(7.9)	$(4.2)	$0.1	$(0.1)	$0.1	$—

Effective January 1, 2018, the components of net periodic (benefit) cost other than the service cost component are included in “Miscellaneous income” in the Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in the Condensed Consolidated Statements of Operations. See Note 1, Recent Accounting Pronouncements - Adopted” under “Basis of Presentation” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects, based on current actuarial calculations, to contribute the following to its pension plans, postretirement plans and SERP:

(in millions)	Pension	Postretirement	SERP
Expected contributions in 2018	$27.0	$2.4	$0.2
Amounts contributed during the six months ended June 30, 2018	$15.5	$0.9	$0.1

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

•
A one-time mandatory transition tax on previously deferred earnings of foreign subsidiaries and a reassessment of the Company's assertion regarding re-investment of its non-U.S. subsidiaries' undistributed earnings, together totaling $12 million.

The Company considered the entire $87 million charge to be a provisional estimate as of December 31, 2017.
During the three and six months ended June 30, 2018, the only change that the Company recorded to its $87 million provisional estimate related to tax associated with its non-U.S. subsidiaries' undistributed earnings in the amount of $0.8 million and $0.4 million, respectively. These benefits decreased the Company’s effective tax rate by 80 and 20 basis points for the three and six months ended June 30, 2018, respectively.
Since the enactment of the TCJA, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) have issued limited interpretive guidance on the new law. Some U.S. states have issued guidance on particular aspects of the TCJA, while other states have issued no guidance. During the remainder of 2018, the Company will analyze any new pronouncements, and gather any outstanding information required in order to finalize its calculation of the effect of the TCJA. The Company will record any changes to its provisional estimate in the quarter in which it completes its analysis, but no later than December 31, 2018.
Effective Tax Rates
The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
The Company’s effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective Tax Rate	23.1%	30.5%	21.1%	29.4%

The Company’s effective tax rates for both the three and six months ended June 30, 2018 are lower than the prior year’s comparable periods primarily due to the TCJA, specifically, the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions

•	U.S. taxes related to non-U.S. earnings

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.
While the Company's effective tax rate for the three months ended June 30, 2018 is higher than the statutory U.S. federal tax rate of 21%, the effective tax rate for the six months ended June 30, 2018 is approximately equal to the statutory U.S. federal tax rate of 21%. The higher rate for the three months ended June 30, 2018 is primarily due to U.S. state taxes, taxes on certain non-U.S. earnings and certain expenses that are statutorily non-deductible for income tax purposes. These items are partially offset by excess tax benefits associated with share-based payments and the U.S. federal research credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
During the three and six months ended June 30, 2018, the Company's gross unrecognized tax benefits, excluding interest and penalties, increased by $0.7 million and $0.8 million respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitations.
During the three and six months ended June 30, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate increased by $1.0 million and $1.4 million, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and six months ended June 30, 2018, the Company recognized $0.6 million and $1.0 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations.
As of each of June 30, 2018 and December 31, 2017, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded on the Company’s Condensed Consolidated Balance Sheets was $7.5 million and $6.5 million, respectively.
During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by $14.7 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company's consolidated federal income tax returns for the years 2014 through 2016 remain subject to examination by the IRS. In addition, acquired subsidiaries’ federal income tax returns (2014 through 2016) and tax carryforwards (2007 through 2012) remain subject to IRS examination.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2010 through 2015), Canada (2013 through 2015), and Japan (2015 through 2017).

Note 9 - Contract Assets and Contract Liabilities

The Company reports contract assets, which are included within “Other current assets” in the Condensed Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” in the Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	June 30, 2018	January 1, 2018
Contract assets	$53.3	$22.1
Contract liabilities	$78.4	$21.1

During the six months ended June 30, 2018, contract assets and contract liabilities increased $31.2 million and $57.3 million, respectively, primarily due to the acquisition of Crane Currency.

During the three and six month periods ended June 30, 2018, the Company recognized $22.7 million and $33.5 million, respectively, related to the opening balance of contract liabilities as of January 1, 2018.

See Note 2, “Significant Accounting Policies Update” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the condensed consolidated financial statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2018, the Company had eight reporting units.
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

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	8.9	—	—	31.5
Currency translation	10.5	15.5	0.1	0.1	26.2
Balance at December 31, 2017	$245.4	$587.7	$202.4	$171.4	$1,206.9
Additions	—	231.0	—	—	231.0
Currency translation	(2.4)	(2.9)	—	(0.1)	(5.4)
Balance as of June 30, 2018	$243.0	$815.8	$202.4	$171.3	$1,432.5

For the six months ended June 30, 2018, additions to goodwill represent the preliminary purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to goodwill represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
As of June 30, 2018, the Company had $504.6 million of net intangible assets, of which $70.3 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. The Company amortizes the cost of definite-lived intangibles over their estimated useful lives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
 Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period, net of accumulated amortization	$276.8	$282.2
Additions	250.8	18.2
Amortization expense	(22.9)	(30.9)
Currency translation and other	(0.1)	7.3
Balance at end of period, net of accumulated amortization	$504.6	$276.8
For the six months ended June 30, 2018, additions to intangible assets represent the preliminary purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to intangible assets represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	June 30, 2018			December 31, 2017
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.4	$131.6	$55.3	$76.3	$91.7	$54.8	$36.9
Customer relationships and backlog	18.4	549.8	197.9	351.9	414.7	183.4	231.3
Drawings	37.9	11.1	10.4	0.7	11.1	10.4	0.7
Other	10.2	135.4	59.7	75.7	61.8	53.9	7.9
Total	17.7	$827.9	$323.3	$504.6	$579.3	$302.5	$276.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2018	$22.1
2019	41.3
2020	37.2
2021	34.6
2022 and thereafter	299.1
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2018	December 31, 2017
Employee related expenses	$88.6	$99.1
Warranty	15.7	14.6
Contract liabilities	78.4	27.0
Other	145.3	111.4
Total	$328.0	$252.1
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$14.6	$15.5
Expense	7.6	13.4
Changes due to acquisitions	1.1	0.1
Payments / deductions	(7.7)	(14.7)
Currency translation	0.1	0.3
Balance at end of period	$15.7	$14.6

Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2018, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2018	2017	2018	2017	2017
Beginning claims	30,990	35,560	32,234	36,052	36,052
New claims	620	684	1,228	1,502	2,819
Settlements	(332)	(327)	(605)	(628)	(1,038)
Dismissals	(1,358)	(3,937)	(2,937)	(4,946)	(5,599)
Ending claims	29,920	31,980	29,920	31,980	32,234
 Of the 29,920 pending claims as of June 30, 2018, approximately 18,000 claims were pending in New York, approximately 400 claims were pending in Texas, approximately 400 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. The Company further has pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found the Company responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim. On February 23, 2011, the court entered judgment on the verdict in the amount of $4.0 million, jointly, against the Company and two other defendants, with additional interest in the amount of $0.01 million being assessed against the Company, only. All defendants, including the Company, and the plaintiffs took timely appeals of certain aspects of those judgments. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants opposed. By order dated June 21, 2017, the Supreme Court of Pennsylvania denied plaintiffs’ petition for leave to appeal. The case was set for a new trial in April 2018. The Company settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.
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
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16% of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company appealed and oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017. Oral argument took place on March 6, 2018, and the parties are awaiting the court’s decision.
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
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against the Company. The jury also awarded exemplary damages against the Company in the amount of $10 million. The Company filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against the Company in the amount of $10.8 million. The Company initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied the Company’s motion to transfer the case to the Supreme Court of Missouri. The Company sought leave to appeal before the Supreme Court of Missouri, which denied that request. The Supreme Court of the United States denied further review on March 26, 2018. The Company settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.
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
On April 22, 2016, a Phoenix, Arizona federal court jury found the Company responsible for a 20% share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against the Company in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entered judgment against the Company in the amount of $6.8 million. The Company filed post-trial motions, which were denied on September 20, 2016. The Company pursued an appeal to the Ninth Circuit Court of Appeals which affirmed the judgment on March 29, 2018. The Company settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the six-month periods ended June 30, 2018 and 2017 totaled $55.9 million and $44.8 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for six-month periods ended June 30, 2018 and 2017 totaled $34.9 million and $28.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2018	2017	2018	2017	2017
Settlement / indemnity costs incurred (1)	$33.8	$7.3	$42.0	$25.8	$51.8
Defense costs incurred (1)	7.3	9.5	13.9	19.0	36.5
Total costs incurred	$41.1	$16.8	$55.9	$44.8	$88.3

Settlement / indemnity payments	$29.6	$9.3	$34.1	$23.4	$51.7
Defense payments	6.7	11.3	11.8	19.2	38.9
Insurance receipts	(4.3)	(7.1)	(11.0)	(14.4)	(28.1)
Pre-tax cash payments	$32.0	$13.5	$34.9	$28.2	$62.5
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2018, the Company has resolved (by settlement or dismissal) approximately 134,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $580 million, for an average settlement cost per resolved claim of approximately $4,300. The average settlement cost per claim resolved during the years ended December 31, 2017, 2016 and 2015 was $7,800, $3,900 and $3,100, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Liability Estimate. Effective as of December 31, 2016, the Company extended its estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against the Company through the generally accepted end point of such claims in 2059. The Company’s previous estimate was for asbestos claims filed or projected to be filed through 2021. The Company’s estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from the Company’s experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, the Company recorded an additional liability of $227 million as of December 31, 2016. This action was based on several factors which contribute to the Company’s ability to reasonably estimate this liability through 2059. First, the number of mesothelioma claims (which, although constituting approximately 10% of the Company’s total pending asbestos claims, have consistently accounted for approximately 90% of the Company’s aggregate settlement and defense costs) being filed against the Company and associated settlement costs have stabilized. Second, there have been generally favorable developments in the trend of case law, which has been a contributing factor in stabilizing the asbestos claims activity and related settlement costs. Third, there have been significant actions taken by certain state legislatures and courts that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claims activity. Fourth, recent court decisions in certain jurisdictions have provided additional clarity regarding the nature of claims that may proceed to trial in those jurisdictions and greater predictability regarding future claim activity. Fifth, the Company has coverage-in-place agreements with almost all of its excess insurers, which enables the Company to project a stable relationship between settlement and defense costs paid by the Company and reimbursements from its insurers. Sixth, annual settlements with respect to groups of cases with certain plaintiff firms have helped to stabilize indemnity payments and defense costs. Taking these factors into account, the Company believes that it can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2059.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has made its best estimate of the costs through 2059. Through June 30, 2018, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended June 30, 2018.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $559 million as of June 30, 2018. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2018 was $85 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $104 million as of June 30, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2018 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $36.2 million as of June 30, 2018, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $9.4 million as of June 30, 2018 and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2018, the Company has recorded a receivable of $7.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Other Proceedings
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of June 30, 2018, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financing
The following table summarizes the Company’s short-term borrowings as of June 30, 2018 and current maturities of long-term debt as of December 31, 2017:

(in millions)	June 30, 2018	December 31, 2017
Commercial paper	$171.4	$—
2.75% notes due December 2018	—	250.0
Other deferred financing costs associated with credit facilities	—	(0.6)
Total short-term borrowings and current maturities of long-term debt	$171.4	$249.4
As of June 30, 2018, there were $171.4 million of outstanding borrowings under the commercial paper program. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $500 million. As of June 30, 2018, the Company had a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. As of June 30, 2018, there were no borrowings under this revolving credit agreement. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper.
The following table summarizes the Company’s long-term debt as of June 30, 2018 and December 31, 2017:

(in millions)	June 30, 2018	December 31, 2017
4.45% notes due December 2023	$298.5	$298.4
6.55% notes due November 2036	198.2	198.1
4.20% notes due March 2048	345.9	—
Syndicated loan facility (€59 million principal value)	70.8	—
Building loan facility (€22 million principal value)	25.7	—
Other deferred financing costs associated with credit facilities	(2.0)	(2.4)
Total long-term debt (a)	$937.1	$494.1
(a) Debt discounts and debt issuance costs totaled $8.5 and $3.5 as of June 30, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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
As part of the acquisition of Crane Currency, the Company assumed €59 million of borrowings under a €72 million Syndicated Loan Facility Agreement (the “Syndicated Loan Facility”) with the borrower being Crane Currency Malta. The Syndicated Loan Facility allows borrowings under two facilities in the amounts of €49 million (“Facility 1”) and €23 million (“Facility 2”). The proceeds from the Syndicated Loan Facility may be used to purchase equipment for a printing facility in Malta.  As of June 30, 2018, there was €61.5 million (€49.0 million from Facility 1 and €12.5 million from Facility 2) of outstanding borrowings.  The Syndicated Loan Facility requires monthly principal payments, after the facilities are fully drawn, of €0.3 million from October 2018 through March 2032 for Facility 1 and €0.1 million from June 2019 through January 2033 for Facility 2.  Interest is based on EURIBOR, plus a margin of 3.5% and is payable on a monthly basis.  The Syndicated Loan Facility contains customary affirmative and negative covenants, including limitations on the subsidiary with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and payment of dividends. Crane Currency Malta must also maintain a debt service cover ratio ranging from 1.2 to 1.5 over specified periods and a debt-to-equity ratio ranging from 2.5 to 1.5 over specified periods. The Syndicated Loan Facility provides for customary events of default. The Company also assumed €22.4 million of borrowings under a €27.0 million Building Loan Facility Agreement (the “Building Loan Facility”).  The proceeds from the Building Loan Facility may be used

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to finance construction of the printing facility in Malta.  As of June 30, 2018, there were €22.0 million of outstanding borrowings.  The Building Loan Facility requires quarterly principal payments of €0.4 million from March 2018 through March 2037.  Interest is 1.5% and is payable on a quarterly basis.  The Building Loan Facility provides for customary events of default.
For additional details regarding the Company’s debt financing, reference is made to Note 8, “Long-Term Debt” of the Company’s financial statements as of and for the year ended December 31, 2017 included in the Company’s 2017 Annual Report on Form 10-K.

Note 14 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $8.2 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively. As of each of the periods ended June 30, 2018 and December 31, 2017, the Company's receivable position for the foreign exchange contracts was less than $0.1 million. As of June 30, 2018 and December 31, 2017, the Company’s payable position for the foreign exchange contracts was $0.7 million and $0.0 million, respectively.
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
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” in the Condensed Consolidated Balance Sheets and were less than $0.1 million as of each of the periods ending June 30, 2018 and December 31, 2017. Such derivative liability amounts are recorded within “Accrued liabilities” in the Condensed Consolidated Balance Sheets and were $0.7 million and $0.0 million as of June 30, 2018 and December 31, 2017, respectively.
The available-for-sale securities, which are included in “Other assets” in the Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $3.4 million at June 30, 2018.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $887.3 million and $816.0 million at June 30, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Restructuring

During the fourth quarter of 2017, the Company initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of the Company’s global workforce and select facility consolidations in North America and Europe. Restructuring charges of $24.3 million included severance of $24.4 million related to the consolidation of certain manufacturing operations, all of which are cash costs.
The following table summarizes the restructuring charge by business segment for the six months ended June 30, 2018:

	Severance		Other		Total
(in millions)	Six Months Ended June 30, 2018	Cumulative	Six Months Ended June 30, 2018	Cumulative	Six Months Ended June 30, 2018	Cumulative
Fluid Handling	$0.3	$10.9	$—	$—	$0.3	$10.9
Payment & Merchandising Technologies	—	12.2	0.4	0.4	0.4	12.6
Aerospace & Electronics	—	1.3	(0.5)	(0.5)	(0.5)	0.8
	$0.3	$24.4	$(0.1)	$(0.1)	$0.2	$24.3
Related to the 2017 repositioning actions, the Company recorded $2.3 million of additional costs associated with facility consolidations in both the three and six months ended June 30, 2018.
To complete these actions, the Company expects to incur a total of $16.7 million of restructuring and facility consolidation related charges from 2018 to 2020 in each of the segments as follows:

(in millions)	2018	2019	2020	Total
Fluid Handling	$5.5	$4.6	$1.6	$11.7
Payment & Merchandising Technologies	4.5	(3.2)	—	1.3
Aerospace & Electronics	0.6	3.1	—	3.7
	$10.6	$4.5	$1.6	$16.7
The following table summarizes the expected costs by nature of costs and year:

(in millions)	2018	2019	2020	Total
Restructuring	$3.3	$(1.0)	$—	$2.3
Facility consolidation	7.3	5.5	1.6	14.4
	$10.6	$4.5	$1.6	$16.7
The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $30 million annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2017	Expense (Gain) (1)	Utilization	Balance at June 30, 2018
Fluid Handling
Severance	$10.6	$0.3	$(1.2)	$9.7
Other	—	—	—	—
Total Fluid Handling	$10.6	$0.3	$(1.2)	$9.7

Payment & Merchandising Technologies
Severance	$12.2	$—	$(1.5)	$10.7
Other	—	0.4	(0.3)	0.1
Total Payment & Merchandising Technologies	$12.2	$0.4	$(1.8)	$10.8

Aerospace & Electronics
Severance	$1.3	$—	$(0.4)	$0.9
Other	—	(0.5)	0.5	—
Total Aerospace & Electronics	$1.3	$(0.5)	$0.1	$0.9
Total Restructuring	$24.1	$0.2	$(2.9)	$21.4
(1) Reflected in the Condensed Consolidated Statements of Operations as “Restructuring (gains) charges”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Fluid Handling
In 2018, we expect Fluid Handling sales to increase in the mid single-digit range compared to 2017, driven by low single-digit core sales growth and favorable foreign currency translation.
We expect Process Valves and Related Products sales to increase in the high single-digit range compared to 2017, driven by a mid single-digit core sales increase, a low single-digit increase from an acquisition, and a benefit from favorable foreign currency translation. The core sales increase reflects continued end market recovery, together with share gains. We expect order rates in 2018 to continue to improve compared to 2017 as our end markets gradually recover.
We expect Commercial Valves sales to increase in the mid single-digit range compared to 2017, driven by both core sales growth and favorable foreign exchange, primarily reflecting modest growth in our end markets.
We expect Other Products sales to decline in the low to mid single-digit range compared to 2017, with growth in the U.S. municipal market more than offset by lost sales related to the deconsolidation of a joint venture.
For the segment, we expect an improvement in both operating profit and operating margins compared to 2017, driven by benefits from core sales growth, strong productivity, and lower restructuring and related costs.
Payment & Merchandising Technologies
In 2018, we expect Payment & Merchandising Technologies sales to increase more than 50%, driven primarily by the acquisition of Crane & Co., Inc. (“Crane Currency”), with a low single-digit improvement in core sales. At Crane Payment Innovations, we expect core sales growth to be slightly positive, with growth driven by several vertical end markets largely offset by very challenging comparisons in the gaming and retail vertical markets. At Merchandising Systems, we expect core sales to be approximately flat compared to 2017. We expect the segment’s operating profit to be higher in 2018, with benefits from the Crane Currency acquisition, as well as lower restructuring and related charges, partially offset by substantially higher acquisition integration costs and strategic growth investments.
Aerospace & Electronics
In 2018, we expect Aerospace & Electronics core sales to increase in the mid to high single-digit range compared to 2017. We expect that commercial market conditions will remain generally positive, and we expect sales growth from both our commercial and military original equipment manufacturer businesses. We also expect aftermarket sales growth, primarily as a result of higher sales of military and commercial spares. We expect segment operating profit in 2018 to increase compared to 2017, driven primarily by higher volumes, productivity, and the benefit from repositioning activities, largely offset by the absence of the 2017 gain on the sale of a property.
Engineered Materials
In 2018, we expect the Engineered Materials sales will decrease compared to the prior year driven by lower sales to recreational vehicle manufacturers in response to slowing retail demand; as a result, segment operating profit is expected to decline compared to 2017.

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
Results from Operations – Three Month Periods Ended June 30
All comparisons below refer to the second quarter 2018 versus the second quarter 2017, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales	$851.0	$702.5	$148.5	21.1%
Operating profit	113.0	105.8	7.2	6.8%
Acquisition-related and integration charges *	4.1	2.6	1.5	57.7%
Restructuring and related charges *	1.7	—	1.7	NM
Change in presentation of pension and postretirement costs *	5.2	3.3	1.9	57.6%
Operating margin	13.3%	15.1%
Other income (expense):
Interest income	0.4	0.6	(0.2)	(33.3)%
Interest expense	(12.8)	(9.0)	(3.8)	42.2%
Miscellaneous income	4.3	2.3	2.0	87.0%
	(8.1)	(6.1)	(2.0)	32.8%
Income before income taxes	104.9	99.7	5.2	5.2%
Provision for income taxes	24.2	30.4	(6.2)	(20.4)%
Net income before allocation to noncontrolling interests	80.7	69.3	11.4	16.5%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	(0.1)	NM
Net income attributable to common shareholders	$80.7	$69.2	$11.5	16.6%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.

Sales increased by $148.5 million, or 21.1%, to $851.0 million in 2018. Net sales related to operations outside the United States were 32.5% and 36.6% of total net sales for the quarters ended June 30, 2018 and 2017, respectively. The year-over-year change in sales included:

•	an increase in sales related to acquisitions, net of $124.4 million, or 17.6%;

•	an increase in core sales of $12.5 million, or 1.8%; and

•	favorable foreign currency translation of $11.6 million, or 1.7%.
Operating profit increased by $7.2 million, or 6.8%, to $113.0 million in 2018. The increase in operating profit reflected the higher operating profit in our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments, partially offset by lower operating profit in our Engineered Materials segment, and higher corporate costs. Operating profit in the second quarter of 2018 included 1) acquisition-related and integration charges of $4.1 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $1.9 million, primarily associated with the acquisition of Crane Currency; 3) restructuring and related charges of $1.7 million associated with previously announced repositioning actions; and 4) a change in presentation of pension and postretirement costs of $5.2 million. Operating profit in the second quarter of 2017 included acquisition-related and integration charges of $2.6 million associated with the acquisitions of Westlock Controls (“Westlock”) and Microtronic AG (“Microtronic”) and a change in presentation of pension and postretirement costs of $3.3 million.
Other income (expense) increased $2.0 million, or 32.8%. The increase was primarily related to higher interest expense related to additional debt associated with the acquisition of Crane Currency.
Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our effective tax rate for the three months ended June 30, 2018 is lower than the prior year’s comparable periods primarily due to the TCJA, specifically, the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions

•	U.S. taxes related to non-U.S. earnings

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.

Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2018	2017
Net income before allocation to noncontrolling interests	$80.7	$69.3
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(46.9)	36.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.5	2.3
Other comprehensive (loss) income, net of tax	(42.4)	38.7
Comprehensive income before allocation to noncontrolling interests	38.3	108.0
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.3
Comprehensive income attributable to common shareholders	$38.5	$107.7
For the three months ended June 30, 2018, comprehensive income before allocations to noncontrolling interests was $38.3 million compared to $108.0 million in the same period of 2017. The $69.7 million decrease was driven by a $83.3 million unfavorable impact of foreign currency translation adjustments year over year including fluctuations in the euro, British pound, Canadian dollar and Japanese yen, partially offset by higher net income before allocation to noncontrolling interests of $11.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Process Valves and Related Products	$175.4	$165.8	$9.6	5.8%
Commercial Valves	79.2	75.0	4.2	5.6%
Other Products	22.3	23.0	(0.7)	(3.0)%
Total net sales	$276.9	263.8	$13.1	5.0%
Operating profit	$29.5	$29.1	$0.4	1.4%
Acquisition-related and integration charges *	$—	$2.0	$(2.0)	NM
Restructuring and related charges *	$0.8	$—	$0.8	NM
Change in presentation of pension and postretirement costs *	$3.6	$2.7	$0.9	33.3%
Operating margin	10.7%	11.0%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Fluid Handling sales increased by $13.1 million, or 5.0%, to $276.9 million in 2018, driven by favorable foreign currency translation of $8.3 million, or 3.1%, an increase in core sales of $4.3 million, or 1.7%, and an increase in sales related to an acquisition, net of $0.5 million, or 0.2%.

•
Sales of Process Valves and Related Products increased by $9.6 million, or 5.8%, to $175.4 million in 2018. The increase reflected favorable foreign currency translation of $4.7 million, or 2.9%, as the euro strengthened against the U.S. dollar, an increase in sales related to the Westlock acquisition in April 2017 of $2.8 million, or 1.6%, and a core sales increase of $2.1 million, or 1.3%.

•
Sales of Commercial Valves increased by $4.2 million, or 5.6%, to $79.2 million in 2018. The increase reflected favorable foreign currency translation of $3.5 million, or 4.7%, as the British pound and Canadian dollar strengthened against the U.S. dollar, and an increase in core sales of $0.7 million, or 0.9%, primarily related to higher sales in the Canadian non-residential construction market.

•	Sales of Other Products decreased by $0.7 million, or 3.0%, to $22.3 million in 2018.
Fluid Handling operating profit increased by $0.4 million, or 1.4%, to $29.5 million in 2018. The increase was primarily driven by productivity and the absence of acquisition-related and integration charges of $2.0 million, partially offset by unfavorable mix.
The Fluid Handling segment backlog was $291.6 million as of June 30, 2018, compared with $262.1 million as of December 31, 2017 and $258.9 million as of June 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$155.3	$148.6	$6.7	4.5%
Banknotes and Security Products	121.6	—	121.6	NM
Merchandising Equipment	47.4	49.6	(2.2)	(4.4)%
Total net sales	$324.3	$198.2	$126.1	63.6%
Operating profit	$46.1	$41.9	$4.2	10.0%
Acquisition-related and integration charges *	$4.1	$0.6	$3.5	583.3%
Restructuring and related charges *	$0.7	$—	$0.7	NM
Change in presentation of pension and postretirement costs *	$0.7	$0.6	$0.1	16.7%
Operating margin	14.2%	21.1%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $126.1 million, or 63.6%, to $324.3 million in 2018, reflecting an increase in sales related to acquisitions of $123.9 million, or 62.5%, and favorable foreign currency translation of $3.1 million, or 1.6%, partially offset by a decrease in core sales of $0.9 million, or 0.5%.

•
Sales of Payment Acceptance and Dispensing Products increased $6.7 million, or 4.5%, to $155.3 million in 2018. The increase reflected favorable foreign currency translation of $3.7 million, or 2.5%, as the British pound and euro strengthened against the U.S. dollar, a core sales increase of $1.8 million, or 1.2%, and an increase in sales related to the Microtronic acquisition in June 2017 of $1.2 million, or 0.8%. The core sales increase primarily reflected higher sales to the vending, gaming and retail vertical markets,

•	Sales of Banknotes and Security Products increased $121.6 million due to the acquisition of Crane Currency in January 2018.

•
Sales of Merchandising Equipment decreased $2.2 million, or 4.4%, to $47.4 million in 2018. The decrease reflected a core sales decline of $2.7 million, or 5.4%, driven by lower capital spending by large bottler customers, partially offset by favorable foreign currency of $0.5 million, or 1.0%.

Payment & Merchandising Technologies operating profit increased by $4.2 million, or 10.0%, to $46.1 million in 2018. The increase was driven by the impact from acquisitions, productivity and restructuring savings, partially offset by a $3.5 million increase of acquisition-related and integration charges and inventory step-up and backlog amortization of $1.8 million, both associated with the acquisition of Crane Currency; as well as restructuring and related charges of $0.7 million.
The Payment & Merchandising Technologies segment backlog was $350.5 million as of June 30, 2018 (which included $248.9 million pertaining to the Crane Currency business), compared with $76.4 million as of December 31, 2017 and $87.0 million as of June 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Commercial Original Equipment	$86.2	$87.3	$(1.1)	(1.3)%
Military Original Equipment	48.7	40.9	7.8	19.1%
Commercial Aftermarket Products	37.5	31.6	5.9	18.7%
Military Aftermarket Products	14.8	11.3	3.5	31.0%
Total net sales	$187.2	$171.1	$16.1	9.4%
Operating profit	$43.3	$37.6	$5.7	15.2%
Restructuring and related charges*	$0.2	$—	$0.2	NM
Change in presentation of pension and postretirement costs *	$0.2	$0.3	$(0.1)	(33.3)%
Operating margin	23.1%	22.0%
* Restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Aerospace & Electronics sales increased $16.1 million, or 9.4%, to $187.2 million in 2018.

•
Sales of Commercial Original Equipment decreased by $1.1 million, or 1.3%, to $86.2 million in 2018, primarily reflecting lower sales to the cabin and regional jet markets, partially offset by higher sales to the business jet and large commercial transportation markets.

•
Sales of Military Original Equipment increased by $7.8 million, or 19.1%, to $48.7 million in 2018, primarily reflecting sales for a large ground-based radar program in our Microwave business, as well as higher funded engineering sales.

•
Sales of Commercial Aftermarket Products increased by $5.9 million, or 18.7%, to $37.5 million in 2018, reflecting higher sales of commercial spares and sales related to modernization and upgrade programs.

•
Sales of Military Aftermarket Products increased by $3.5 million, or 31.0%, to $14.8 million in 2018, primarily as a result of higher sales of military spares, reflecting generally stronger defense end markets.

Aerospace & Electronics operating profit increased by $5.7 million, or 15.2%, to $43.3 million in 2018, driven primarily by productivity and the impact from the higher sales volumes, partially offset by higher material costs.
The Aerospace & Electronics segment backlog was $441.3 million as of June 30, 2018, compared with $373.6 million as of December 31, 2017 and $328.2 million as of June 30, 2017.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
FRP- Recreational Vehicles	$31.2	$38.1	$(6.9)	(18.1)%
FRP- Building Products	23.4	23.9	(0.5)	(2.1)%
FRP- Transportation	8.0	7.4	0.6	8.1%
Total net sales	$62.6	$69.4	$(6.8)	(9.8)%
Operating profit	$11.2	$13.3	$(2.1)	(15.8)%
Operating margin	17.9%	19.1%
Engineered Materials sales decreased by $6.8 million, or 9.8%, to $62.6 million in 2018, primarily resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $2.1 million, or 15.8%, to $11.2 million in 2018, primarily reflecting the impact from the lower sales volumes and higher material costs, partially offset by price increases and strong cost control.
The Engineered Materials segment backlog was $13.2 million as of June 30, 2018, compared with $13.6 million as of December 31, 2017 and $14.9 million as of June 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales	$1,650.0	$1,375.9	$274.1	19.9%
Operating profit	207.3	199.0	8.3	4.2%
Acquisition-related and integration charges *	9.2	2.6	6.6	253.8%
Restructuring and related charges *	2.5	—	2.5	NM
Change in presentation of pension and postretirement costs *	10.4	6.7	3.7	55.2%
Operating margin	12.6%	14.5%
Other income (expense):
Interest income	1.2	1.1	0.1	9.1%
Interest expense	(27.5)	(18.0)	(9.5)	52.8%
Miscellaneous income	8.3	5.6	2.7	48.2%
	(18.0)	(11.3)	(6.7)	59.3%
Income before income taxes	189.3	187.7	1.6	0.9%
Provision for income taxes	39.9	55.1	(15.2)	(27.6)%
Net income before allocation to noncontrolling interests	149.4	132.6	16.8	12.7%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.3	(0.3)	NM
Net income attributable to common shareholders	$149.4	$132.3	$17.1	12.9%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Sales increased by $274.1 million, or 19.9%, to $1,650.0 million in 2018. Net sales related to operations outside the United States were 33.0% and 35.8% of total net sales for the six months ended June 30, 2018 and 2017, respectively. The year-over-year change in sales included:

•	an increase in sales related to acquisitions, net of $227.6 million, or 16.5%;

•	favorable foreign currency translation of $39.1 million, or 2.8%; and

•	an increase in core sales of $7.4 million, or 0.5%.
Operating profit increased by $8.3 million, or 4.2%, to $207.3 million in 2018. The increase in operating profit reflected the higher operating profit in our Aerospace & Electronics, Fluid Handling and Payment & Merchandising Technologies segments, partially offset by lower operating profit in our Engineered Materials segment, and higher corporate costs. Operating profit in the first six months of 2018 included 1) acquisition-related and integration charges of $9.2 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $8.5 million, primarily associated with the acquisition of Crane Currency; 3) restructuring and related charges of $2.5 million associated with previously announced repositioning actions; and 4) a change in presentation of pension and postretirement costs of $10.4 million. Operating profit in the second quarter of 2017 included acquisition-related and integration charges of $2.6 million associated with the acquisitions of Westlock and Mictrotronic and a change in presentation of pension and postretirement costs of $6.7 million.
Other income (expense) increased $6.7 million, or 59.3%. The increase was primarily related to higher interest expense related to additional debt associated with the acquisition of Crane Currency.

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

Our effective tax rate for the six months ended June 30, 2018 is lower than the prior year’s comparable periods primarily due to the TCJA, specifically, the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions

•	U.S. taxes related to non-U.S. earnings

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net income before allocation to noncontrolling interests	$149.4	$132.6
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(21.5)	58.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	14.1	4.6
Other comprehensive (loss) income, net of tax	(7.4)	63.2
Comprehensive income before allocation to noncontrolling interests	142.0	195.8
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.7
Comprehensive income attributable to common shareholders	$142.2	$195.1
For the six months ended June 30, 2018, comprehensive income before allocations to noncontrolling interests was $142.0 million compared to $195.8 million in the same period of 2017. The $53.8 million decrease was primarily driven by a $80.1 million unfavorable impact of foreign currency translation adjustments year over year primarily reflecting fluctuations in the British pound, Canadian dollar, euro and Japanese yen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Process Valves and Related Products	$340.4	$314.5	$25.9	8.2%
Commercial Valves	159.7	144.5	15.2	10.5%
Other Products	43.4	44.4	(1.0)	(2.3)%
Total net sales	$543.5	$503.4	$40.1	8.0%
Operating profit	$57.6	$53.5	$4.1	7.7%
Acquisition-related and integration charges *	$—	$2.0	$(2.0)	NM
Restructuring and related charges *	$1.1	$—	$1.1	NM
Change in presentation of pension and postretirement costs *	$7.2	$5.3	$1.9	35.8%
Operating margin	10.6%	10.6%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Fluid Handling sales increased by $40.1 million, or 8.0%, to $543.5 million, reflecting favorable foreign currency translation of $22.2 million, or 4.4%, an increase in core sales of $11.3 million, or 2.3%, and an increase in sales related to an acquisition, net, of $6.6 million, or 1.3%.

•
Sales of Process Valves and Related Products increased by $25.9 million, or 8.2%, to $340.4 million in 2018. The increase reflected favorable foreign currency translation of $12.6 million, or 4.1%, as the euro strengthened against the U.S. dollar, an increase in sales related to the Westlock acquisition of $10.7 million, or 3.3%, and a core sales increase of $2.6 million, or 0.8%.

•
Sales of Commercial Valves increased by $15.2 million, or 10.5%, to $159.7 million in 2018. The increase reflected favorable foreign currency translation of $9.4 million, or 6.5%, as the British pound and Canadian dollar strengthened against the U.S. dollar, and an increase in core sales of $5.8 million, or 4.0%, primarily related to higher sales in the Canadian non-residential construction market.

•	Sales of Other Products decreased by $1.0 million, or 2.3%, to $43.4 million in 2018.
Fluid Handling operating profit increased by $4.1 million, or 7.7%, to $57.6 million in 2018. The increase was driven by productivity, leverage on the higher sales volumes, favorable foreign exchange, the net impact from an acquisition, and the absence of acquisition-related and integration charges of $2 million, partially offset by unfavorable mix and higher material costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$300.7	$294.5	$6.2	2.1%
Banknotes and Security Products	221.4	—	221.4	NM
Merchandising Equipment	94.6	99.2	(4.6)	(4.6)%
Total net sales	$616.7	$393.7	$223.0	56.6%
Operating profit	$82.6	$80.3	$2.3	2.9%
Acquisition-related and integration charges *	$9.2	$0.6	$8.6	1,433.3%
Restructuring and related charges *	$1.1	$—	$1.1	NM
Change in presentation of pension and postretirement costs *	$1.4	$1.3	$0.1	7.7%
Operating margin	13.4%	20.4%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $223.0 million, or 56.6%, to $616.7 million in 2018, reflecting an increase in sales related to acquisitions of $221.0 million, or 56.1%, and favorable foreign currency translation of $16.3 million, or 4.1%, partially offset by a decrease in core sales of $14.3 million, or 3.6%.

•
Sales of Payment Acceptance and Dispensing Products increased $6.2 million, or 2.1%, to $300.7 million in 2018. The increase was primarily related to favorable foreign currency translation of $11.6 million, or 3.9%, as the British pound and euro strengthened against the U.S. dollar, and an increase in sales related to the Microtronic acquisition of $2.8 million, or 1.0%. The increase was partially offset by a core sales decline of $8.2 million, or 2.8%, primarily related to lower sales in the transportation and retail vertical markets.

•	Sales of Banknotes and Security Products increased $221.4 million due to the acquisition of Crane Currency.

•
Sales of Merchandising Equipment decreased $4.6 million, or 4.6%, to $94.6 million in 2018. The decrease reflected a core sales decline of $6.1 million, or 6.1%, driven by lower capital spending by large bottler customers, partially offset by favorable foreign currency of $1.5 million, or 1.5%.

Payment & Merchandising Technologies operating profit increased by $2.3 million, or 2.9%, to $82.6 million in 2018. The increase was driven by the impact from acquisitions, productivity and restructuring savings, partially offset by an increase of $8.6 million of acquisition-related and integration charges, $8.2 million of inventory step-up and backlog amortization associated with the Crane Currency acquisition, and the impact from the lower core sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Commercial Original Equipment	$170.8	$169.8	$1.0	0.6%
Military Original Equipment	90.7	78.9	11.8	15.0%
Commercial Aftermarket	70.2	63.7	6.5	10.2%
Military Aftermarket	25.8	22.1	3.7	16.7%
Total net sales	$357.5	$334.5	$23.0	6.9%
Operating profit	$77.5	$69.4	$8.1	11.7%
Restructuring and related charges*	$0.3	$—	$0.3	NM
Change in presentation of pension and postretirement costs*	$0.5	$0.6	$(0.1)	(16.7)%
Operating margin	21.7%	20.7%
* Restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Aerospace & Electronics sales increased $23.0 million, or 6.9%, to $357.5 million in 2018.

•
Sales of Commercial Original Equipment increased by $1.0 million, or 0.6%, to $170.8 million in 2018, primarily reflecting higher sales to the business jet market, partially offset by lower cabin sales.

•
Sales of Military Original Equipment increased by $11.8 million, or 15.0%, to $90.7 million in 2018, primarily reflecting sales for a large ground-based radar program in our Microwave business, as well as higher funded engineering sales.

•
Sales of Commercial Aftermarket products increased by $6.5 million, or 10.2%, to $70.2 million in 2018, reflecting higher sales of commercial spares, partially offset by lower sales related to modernization and upgrade programs.

•
Sales of Military Aftermarket increased by $3.7 million, or 16.7%, to $25.8 million in 2018, primarily reflecting higher sales of military spares, partially offset by lower sales related to modernization and upgrade programs.

Aerospace & Electronics operating profit increased by $8.1 million, or 11.7%, to $77.5 million in 2018, primarily as a result of strong productivity and the impact from the higher sales volume, partially offset by higher material costs.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
FRP- Recreational Vehicles	$68.5	$79.7	$(11.2)	(14.1)%
FRP- Building Products	47.2	48.4	(1.2)	(2.5)%
FRP- Transportation	16.6	16.2	0.4	2.5%
Total net sales	$132.3	$144.3	$(12.0)	(8.3)%
Operating profit	$23.7	$27.2	$(3.5)	(12.9)%
Change in presentation of pension and postretirement costs*	$—	$0.1	$(0.1)	NM
Operating margin	17.9%	18.8%
* Change in presentation of pension and postretirement costs are included in operating profit and operating margin.

Engineered Materials sales decreased by $12.0 million, or 8.3%, to $132.3 million in 2018 resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $3.5 million, or 12.9%, to $23.7 million in 2018, primarily reflecting the impact from the lower sales volumes and higher material costs, partially offset by strong productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$131.4	$70.4
Investing activities	(715.8)	(74.9)
Financing activities	204.2	(21.5)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.8)	25.6
Decrease in cash and cash equivalents	$(388.0)	$(0.4)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. We had borrowings totaling $171 million outstanding under our commercial paper program as of June 30, 2018.
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
As a result of the TCJA, we provisionally determined that our non-U.S. earnings are no longer permanently reinvested offshore as of the fourth quarter of 2017. During the second quarter of 2018, we repatriated $357 million of cash from our non-U.S. subsidiaries. We utilized a portion of such cash to repay our $200 million 3-year term loan, as well as repay amounts outstanding under our commercial paper program.
Operating Activities
Cash provided by operating activities was $131.4 million in the first six months of 2018, compared to $70.4 million during the same period last year.  Increases in cash generated resulted primarily from lower working capital requirements and higher cash earnings, partially offset by higher defined benefit plan and postretirement contributions, and net asbestos-related payments. Net asbestos-related payments in the first six months of 2018 and 2017 were $34.9 million and $28.2 million, respectively. In 2018, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million, environmental payments, net of reimbursements, of approximately $7 million and contributions to our defined benefit and postretirement plans of approximately $30 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $715.8 million in the first six months of 2018, compared to $74.9 million in the comparable period of 2017. The increase in cash used for investing activities was driven by net cash paid of $672.3 million for the acquisition of Crane Currency and, to a lesser extent, higher capital expenditures compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $125 million in 2018, reflecting $56 million of capital requirements resulting from the recently acquired Crane Currency business, as well as continued investments in new product development initiatives within our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $204.2 million during the first six months of 2018, compared to cash used for financing activities of $21.5 million during the first six months of 2017. The increase was driven by $266 million of debt proceeds, net of repayments, partially offset by $25 million of share repurchases and $13 million of lower proceeds from stock option exercises.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2018, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We are currently in the process of assessing and integrating Crane Currency’s internal control over financial reporting with our existing internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2017.  Other than as set forth below, there were no material changes during the quarter ended June 30, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Possible new tariffs could have a material adverse effect on our business.
The United States has recently announced the implementation of new tariffs on imported steel and aluminum, and is also reportedly considering tariffs on additional items. Items that may be impacted by these additional tariffs could include items imported by us from China or other countries. In addition, China has announced a plan to impose tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global markets and could have a significant adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) The following table summarizes our share repurchases during the three months ended June 30, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1-30	155,847	$87.49	—	—
May 1-31	135,264	$84.02	—	—
June 1-30	—	$—	—	—
Total April 1 — June 30, 2018	291,111	$85.88	—	—
The table above only includes the open-market repurchases of our common stock during the three months ended June 30, 2018. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 10.1	Crane Co. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-224427) filed on April 24, 2018)
Exhibit 10.2	Form of Stock Option Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 10.3	Form of Stock Option Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 10.4	Form of Restricted Share Unit Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 10.5	Form of Restricted Share Unit Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 10.6	Form of Restricted Share Unit Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 10.7	Form of Performance-Based Restricted Share Unit Award Agreement under Crane Co. 2018 Stock Incentive Plan
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, respectively; (iii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, respectively and v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 3, 2018	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 3, 2018		Richard A. Maue
Vice President, Finance and
Chief Financial Officer