Form 10-Q
period 2018-09-30
CRANE CO /DE/
filed 2018-11-02
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2018
Common stock, $1.00 Par Value – 59,449,055 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$855.8	$695.9	$2,505.8	$2,071.8
Operating costs and expenses:
Cost of sales	544.8	441.5	1,611.6	1,315.3
Selling, general and administrative	179.8	151.8	546.3	452.4
Acquisition-related and integration charges	2.1	0.5	11.3	3.1
Restructuring charges	5.2	—	5.4	—
Operating profit	123.9	102.1	331.2	301.0
Other income (expense):
Interest income	0.5	0.7	1.7	1.8
Interest expense	(12.3)	(9.3)	(39.8)	(27.3)
Miscellaneous income	5.7	3.5	13.9	9.2
	(6.1)	(5.1)	(24.2)	(16.3)
Income before income taxes	117.8	97.0	307.0	284.7
Provision for income taxes	20.7	28.5	60.6	83.6
Net income before allocation to noncontrolling interests	97.1	68.5	246.4	201.1
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.3	—	0.6
Net income attributable to common shareholders	$97.0	$68.2	$246.4	$200.5
Earnings per share:
Basic	$1.62	$1.15	$4.13	$3.38
Diluted	$1.59	$1.13	$4.04	$3.32
Average shares outstanding:
Basic	59.7	59.5	59.7	59.4
Diluted	61.1	60.4	61.1	60.4

Dividends per share	$0.35	$0.33	$1.05	$0.99

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income before allocation to noncontrolling interests	$97.1	$68.5	$246.4	$201.1
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(8.2)	24.6	(29.7)	83.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	2.3	16.8	6.9
Other comprehensive (loss) income, net of tax	(5.5)	26.9	(12.9)	90.1
Comprehensive income before allocation to noncontrolling interests	91.6	95.4	233.5	291.2
Less: Noncontrolling interests in comprehensive income	—	(1.4)	(0.2)	(0.7)
Comprehensive income attributable to common shareholders	$91.6	$96.8	$233.7	$291.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$323.6	$706.2
Accounts receivable, net	565.0	418.4
Current insurance receivable - asbestos	25.0	25.0
Inventories, net:
Finished goods	137.8	101.1
Finished parts and subassemblies	49.3	46.1
Work in process	61.3	51.6
Raw materials	163.6	150.5
Inventories, net	412.0	349.3
Other current assets	77.6	19.6
Total current assets	1,403.2	1,518.5
Property, plant and equipment:
Cost	1,169.7	839.4
Less: accumulated depreciation	575.2	557.0
Property, plant and equipment, net	594.5	282.4
Long-term insurance receivable - asbestos	72.8	90.1
Long-term deferred tax assets	16.6	104.2
Other assets	123.8	114.6
Intangible assets, net	492.1	276.8
Goodwill	1,407.0	1,206.9
Total assets	$4,110.0	$3,593.5
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2018	December 31, 2017
Liabilities and equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$106.3	$249.4
Accounts payable	268.4	247.4
Current asbestos liability	85.0	85.0
Accrued liabilities	365.0	252.1
U.S. and foreign taxes on income	9.9	3.6
Total current liabilities	834.6	837.5
Long-term debt	937.5	494.1
Accrued pension and postretirement benefits	209.4	240.5
Long-term deferred tax liability	42.8	44.9
Long-term asbestos liability	456.5	520.3
Other liabilities	99.7	107.7
Total liabilities	2,580.5	2,245.0
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	298.1	291.7
Retained earnings	2,003.7	1,813.3
Accumulated other comprehensive loss	(393.0)	(380.1)
Treasury stock	(454.8)	(452.1)
Total shareholders’ equity	1,526.4	1,345.2
Noncontrolling interests	3.1	3.3
Total equity	1,529.5	1,348.5
Total liabilities and equity	$4,110.0	$3,593.5
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(12,693,088)	(13,014,503)
Common shares outstanding	59,733,051	59,411,636
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities:
Net income attributable to common shareholders	$246.4	$200.5
Noncontrolling interests in subsidiaries’ earnings	—	0.6
Net income before allocation to noncontrolling interests	246.4	201.1
Depreciation and amortization	84.1	54.0
Stock-based compensation expense	16.1	16.5
Defined benefit plans and postretirement credit	(11.6)	(6.3)
Deferred income taxes	24.5	16.0
Cash used for operating working capital	(41.3)	(38.0)
Defined benefit plans and postretirement contributions	(55.8)	(9.9)
Environmental payments, net of reimbursements	(5.4)	(4.4)
Asbestos related payments, net of insurance recoveries	(46.4)	(46.8)
Other	11.8	(8.0)
Total provided by operating activities	222.4	174.2
Investing activities:
Capital expenditures	(75.6)	(34.3)
Proceeds from disposition of capital assets	1.3	—
Payment for acquisition - net of cash acquired	(648.0)	(54.8)
Total used for investing activities	(722.3)	(89.1)
Financing activities:
Dividends paid	(62.7)	(58.8)
Reacquisition of shares on open market	(25.0)	(25.0)
Stock options exercised - net of shares reacquired	12.5	20.7
Debt issuance costs	(5.4)	—
Repayment of long-term debt	(450.8)	—
Repayment of short-term debt	(100.0)	—
Proceeds from issuance of long-term debt	554.1	—
Proceeds from issuance of short-term debt	100.0	—
Proceeds from issuance of commercial paper, net	106.3	—
Total provided by (used for) financing activities	129.0	(63.1)
Effect of exchange rates on cash and cash equivalents	(11.7)	40.5
(Decrease) increase in cash and cash equivalents	(382.6)	62.5
Cash and cash equivalents at beginning of period	706.2	509.7
Cash and cash equivalents at end of period	$323.6	$572.2
Detail of cash used for operating working capital:
Accounts receivable	$(39.1)	$(22.0)
Inventories	(31.2)	(17.2)
Other current assets	(12.4)	1.2
Accounts payable	(29.2)	(22.7)
Accrued liabilities	70.8	10.9
U.S. and foreign taxes on income	(0.2)	11.8
Total	$(41.3)	$(38.0)
Supplemental disclosure of cash flow information:
Interest paid	$32.7	$18.7
Income taxes paid	$36.3	$55.8
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
Recent Accounting Pronouncements - Not Yet Adopted
Disclosure Requirements for Defined Benefit Plans
In August 2018, the Financial Accounting Standards Board (“FASB”) issued amended guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the entity; and the effects of a one-percentage point change in assumed health care cost trend rates. The amended guidance requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. The Company is currently evaluating this guidance to determine the impact on its disclosures.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”).  This amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating whether and when to adopt the amended guidance and, if so, the impact that it will have on its consolidated financial statements.
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
Leases
In February 2016, the FASB issued amended guidance on accounting for leases.  The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees with the exception of short-term leases and amends disclosure requirements associated with leasing arrangements.  The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 using a modified retrospective transition approach.  The Company expects to elect to apply the package of practical expedients permitted within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company’s implementation team continues to evaluate the effect of the new guidance on its financial statements and related disclosures and is in the process of implementing a solution to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The accounting change relates primarily to products that are customized or products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Revenue for such products is now recognized over time because control is transferred continuously to customers, as the contract progresses. To measure progress in these contracts, the Company applies a cost-to-cost methodology which serves as the basis to determine the amount of revenue to recognize. Prior to the adoption of ASC 606, the Company recognized revenue for these products at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. For the three and nine months ended September 30, 2018, the impact to revenues was a change of $(1.4) million and $17.2 million, respectively, and the impact to cost of sales was a change of $(0.1) million and $12.0 million, respectively, as a result of applying ASC 606. As of September 30, 2018, the effect of this change decreased inventories by $40.0 million and increased other current assets by $54.6 million due to the recognition of contract assets for unbilled amounts related to contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Advanced payments from customers represent contract liabilities as defined by ASC 606. As such, in Note 11, “Accrued liabilities”, the line previously entitled “Advanced payments from customers” is now “Contract liabilities”.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amended guidance requires the disaggregation of the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the guidance on January 1, 2018 using the retrospective method. The Company applied the practical expedient that allows the use of the pension and postretirement benefit plan disclosures for the prior comparative periods to estimate amounts for retrospective application. The adoption of this guidance resulted in a reclassification of the non-service cost components of net benefit cost from cost of sales and selling, general and administrative expenses to miscellaneous income of $5.3 million and $3.3 million for the three months ended September 30, 2018 and 2017, respectively, and $15.7 million and $10.0 million for the nine months ended September 30, 2018 and 2017, respectively. The adoption of this guidance did not impact consolidated net income, the consolidated balance sheets or the consolidated statements of cash flows.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Included in the Company's tax provision for the three and nine month periods ended September 30, 2018 are measurement period adjustments related to the TCJA.  Further detail and disclosures are discussed in Note 8, “Income Taxes”.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. The Company exercises judgment to determine whether the products have an alternative use to the Company. When an alternative use to the Company does not exist for these products and the Company is entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by the Company is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, the Company measures progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects its progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis.
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
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which the Company also refers to as total backlog. As of September 30, 2018, backlog was $1,112 million. The Company expects to recognize approximately 68% of its remaining performance obligations as revenue in 2018, an additional 26% by 2019 and the balance thereafter.
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
Crane Currency Acquisition
On January 10, 2018, the Company completed the acquisition of Crane & Co., Inc. (“Crane Currency”). The base purchase price of the acquisition was $800 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Crane Currency’s net working capital, cash, the assumption by the Company of certain debt-like items, and Crane Currency’s transaction expenses. The amount paid, net of cash acquired, was $672.3 million. In July 2018, the Company received $24.3 million related to the final working capital adjustment of the Crane Currency acquisition, resulting in net cash paid of $648 million. To finance the acquisition, the Company issued commercial paper under its commercial paper program and utilized proceeds from term loans that it issued at the closing of the acquisition, as well as available cash on hand. At the closing, the transitory subsidiary of Crane Co. merged with and into Crane Currency, with Crane Currency surviving as a wholly owned subsidiary of Crane Co.
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

Preliminary net assets acquired (in millions)
Total current assets	$201.8
Property, plant and equipment	298.9
Other assets	4.3
Intangible assets	250.8
Goodwill	206.7
Total assets acquired	$962.5

Assumed liabilities	314.5
Net assets acquired	$648.0

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
The fair values of the product technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of Crane Currency’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the firm’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 7 to 11 years.
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
Supplemental Pro Forma Data
Crane Currency’s results of operations have been included in the Company's financial statements for the period subsequent to the completion of the acquisition on January 10, 2018. The pro forma impact for the stub period (January 1, 2018 through January 9, 2018) is not material. Crane Currency contributed sales of $348.1 million resulting in an operating profit of approximately $27.6 million for the period from the completion of the acquisition through September 30, 2018. The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of the Company's actual consolidated results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition of Crane Currency or may be realized in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
(in millions, except per share data)	September 30, 2017
Net sales	$839.2	$2,439.7
Net income attributable to common shareholders	$77.5	$203.8
Basic earnings per share	$1.30	$3.43
Diluted earnings per share	$1.28	$3.37
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
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the three months ended September 30, 2018 and 2017, the Company recorded $2.1 million and $0.5 million, respectively, of integration and transaction costs in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recorded $11.3 million and $3.1 million, respectively, of integration and transaction costs in the Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company also recorded $0.3 million and $8.8 million, respectively, of inventory step-up and backlog amortization within “Cost of sales” in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to common shareholders	$97.0	$68.2	$246.4	$200.5

Average basic shares outstanding	59.7	59.5	59.7	59.4
Effect of dilutive stock options	1.4	0.9	1.4	1.0
Average diluted shares outstanding	61.1	60.4	61.1	60.4

Earnings per basic share	$1.62	$1.15	$4.13	$3.38
Earnings per diluted share	$1.59	$1.13	$4.04	$3.32

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three month periods ended September 30, 2018 and 2017, the number of stock options excluded from the computation was 0.4 million and 0.6 million, respectively. For each of the nine month periods ended September 30, 2018 and 2017, the number of stock options excluded from the computation was 0.4 million.

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
For the three and nine months ended September 30, 2018, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization, restructuring charges, and a change in presentation of pension and postretirement costs. For the three and nine months ended September 30, 2017, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization, and a change in presentation of pension and postretirement costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Net sales
Fluid Handling	$278.7	$266.9	$822.1	$770.3
Payment & Merchandising Technologies	327.4	188.6	944.2	582.3
Aerospace & Electronics	189.5	172.0	547.0	506.5
Engineered Materials	60.2	68.4	192.5	212.7
Total	$855.8	$695.9	$2,505.8	$2,071.8
Operating profit (loss)
Fluid Handling	$30.4	$30.7	$88.0	$84.1
Payment & Merchandising Technologies	57.3	40.7	139.8	121.0
Aerospace & Electronics	42.5	35.5	120.0	104.9
Engineered Materials	8.7	12.2	32.4	39.4
Corporate	(15.0)	(17.0)	(49.0)	(48.4)
Total	123.9	102.1	331.2	301.0
Interest income	0.5	0.7	1.7	1.8
Interest expense	(12.3)	(9.3)	(39.8)	(27.3)
Miscellaneous income	5.7	3.5	13.9	9.2
Income before income taxes	$117.8	$97.0	$307.0	$284.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	September 30, 2018	December 31, 2017
Assets
Fluid Handling	$888.6	$941.6
Payment & Merchandising Technologies	2,122.4	1,215.7
Aerospace & Electronics	602.0	573.0
Engineered Materials	226.2	220.8
Corporate	270.8	642.4
Total	$4,110.0	$3,593.5

(in millions)	September 30, 2018	December 31, 2017
Goodwill
Fluid Handling	$242.3	$245.4
Payment & Merchandising Technologies	791.0	587.7
Aerospace & Electronics	202.4	202.4
Engineered Materials	171.3	171.4
Total	$1,407.0	$1,206.9
The table below presents net sales by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2018	2017	2018	2017
Fluid Handling
Process Valves and Related Products	$168.7	$157.7	$509.0	$472.2
Commercial Valves	86.2	85.7	245.9	230.2
Other Products	23.8	23.5	67.2	67.9
Total Fluid Handling	$278.7	$266.9	$822.1	$770.3

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$144.9	$136.7	$445.7	$431.1
Banknotes and Security Products	126.7	—	348.1	—
Merchandising Equipment	55.8	51.9	150.4	151.2
Total Payment & Merchandising Technologies	$327.4	$188.6	$944.2	$582.3

Aerospace & Electronics
Commercial Original Equipment	$85.2	$90.1	$256.0	$259.9
Military and Other Original Equipment	51.5	37.4	142.2	116.3
Commercial Aftermarket Products	38.8	32.3	109.0	96.0
Military Aftermarket Products	14.0	12.2	39.8	34.3
Total Aerospace & Electronics	$189.5	$172.0	$547.0	$506.5

Engineered Materials
FRP - Recreational Vehicles	$28.4	$37.2	$96.9	$116.9
FRP - Building Products	23.5	23.7	70.7	72.1
FRP - Transportation	8.3	7.5	24.9	23.7
Total Engineered Materials	$60.2	$68.4	$192.5	$212.7

Total net sales	$855.8	$695.9	$2,505.8	$2,071.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the nine months ended September 30, 2018 and 2017 is provided below:

	Nine Months Ended September 30,
	2018			2017
(in millions)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$1,345.2	$3.3	$1,348.5	$1,133.8	$11.9	$1,145.7
Dividends	(62.7)	—	(62.7)	(58.8)	—	(58.8)
Reacquisition on open market	(25.0)	—	(25.0)	(25.0)	—	(25.0)
Exercise of stock options, net of shares reacquired	12.5	—	12.5	20.7	—	20.7
Stock-based compensation expense	16.1	—	16.1	16.5	—	16.5
Cumulative effect of adoption of ASC 606	6.7	—	6.7	—	—	—
Net income	246.4	—	246.4	200.5	0.6	201.1
Other comprehensive (loss) income	(12.7)	(0.2)	(12.9)	91.4	(1.3)	90.1
Comprehensive income (loss)	233.7	(0.2)	233.5	291.9	(0.7)	291.2
Balance, end of period	$1,526.4	$3.1	$1,529.5	$1,379.1	$11.2	$1,390.3
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2017	$(292.1)	$(88.0)	$(380.1)
Other comprehensive income (loss) before reclassifications	9.4	(29.7)	(20.3)
Amounts reclassified from accumulated other comprehensive loss	7.4	—	7.4
Net current-period other comprehensive income (loss)	16.8	(29.7)	(12.9)
Balance as of September 30, 2018	$(275.3)	$(117.7)	$(393.0)

* Net of tax benefit of $113.8 million and $115.8 million as of September 30, 2018 and December 31, 2017, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended September 30, 2018 and 2017. Amortization of pension and postretirement components have been recorded within “Miscellaneous income” on the Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.1)	$(0.4)	$(0.3)
Net loss	3.6	3.5	10.7	10.5
Amortization of postretirement items:
Prior-service costs	—	—	—	(0.1)
Net gain	(0.3)	(0.1)	(0.9)	(0.3)
Total before tax	$3.2	$3.3	$9.4	$9.8
Tax impact	0.6	1.0	2.0	3.0
Total reclassifications for the period	$2.6	$2.3	$7.4	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Defined Benefit and Postretirement Benefits
Pension Plans
In the United States, the Company sponsors a defined benefit pension plan that covered approximately 17% of all U.S. employees as of December 31, 2017. Additionally, a number of the Company’s non-U.S. subsidiaries sponsor defined benefit pension plans that covered approximately 12% of all non-U.S. employees as of December 31, 2017. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service. As a result of the acquisition of Crane Currency in January 2018, the Company also has a defined benefit pension plan that covers substantially all former full-time U.S. employees of Crane Currency hired on or before September 30, 2007. Employees of Crane Currency hired after September 30, 2007 were not eligible to participate in the defined benefit pension plan. At the date of acquisition, based upon a preliminary valuation, the underfunded status of the plan was $13.8 million representing a benefit obligation of $48.7 million less the fair value of plan assets of $34.9 million.
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
For all plans, the components of net periodic (benefit) cost for the three months ended September 30, 2018 and 2017 are as follows:

	Pension		Postretirement		SERP
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$1.5	$1.2	$0.1	$—	$—	$—
Interest cost	7.5	7.2	0.2	0.1	0.1	—
Expected return on plan assets	(16.4)	(13.9)	—	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Amortization of net loss (gain)	3.6	3.5	(0.3)	(0.1)	—	—
Net periodic (benefit) cost	$(3.9)	$(2.1)	$—	$—	$0.1	$—

For all plans, the components of net periodic (benefit) cost for the nine months ended September 30, 2018 and 2017 are as follows:

	Pension		Postretirement		SERP
(in millions)	2018	2017	2018	2017	2018	2017
Service cost	$4.5	$3.6	$0.2	$—	$—	$—
Interest cost	22.5	21.6	0.8	0.3	0.1	—
Expected return on plan assets	(49.1)	(41.7)	—	—	—	—
Amortization of prior service cost	(0.4)	(0.3)	—	(0.1)	—	—
Amortization of net loss (gain)	10.7	10.5	(0.9)	(0.3)	—	—
Net periodic (benefit) cost	$(11.8)	$(6.3)	$0.1	$(0.1)	$0.1	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects, based on current actuarial calculations, to contribute the following to its pension plans, postretirement plans and SERP:

(in millions)	Pension	Postretirement	SERP
Expected contributions in 2018	$57.6	$2.4	$0.2
Amounts contributed during the nine months ended September 30, 2018	$54.5	$1.2	$0.1

Note 8 - Income Taxes
Enacted on December 22, 2017, the TCJA significantly changed U.S. corporate income tax law by reducing federal statutory tax rates from 35% to 21%, instituting a territorial tax system that provides a 100% exemption on future repatriations from certain foreign subsidiaries, and imposing a one-time transition tax on previously deferred non-U.S. earnings. In accordance with SAB 118, the Company recorded a one-time charge of $87 million in the fourth quarter of 2017 primarily consisting of:

•	A re-measurement of the Company's net deferred tax assets due to a reduction in U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 (“Re-measurement”), totaling $75 million; and

•
A one-time mandatory transition tax on previously deferred earnings of foreign subsidiaries (“Toll Tax”) and a reassessment of the Company's assertion regarding re-investment of its non-US subsidiaries' undistributed earnings (“Assertion Tax”), together totaling $12 million.

The Company considered the entire $87 million charge to be a provisional estimate as of December 31, 2017.
During the three and nine months ended September 30, 2018, the Company adjusted its provisional estimate as follows:

(in millions)	Three Months	Nine Months
Re-measurement	$(5.0)	$(5.0)
Toll Tax	$0.7	$0.7
Assertion Tax	$—	$(0.4)
The resulting impact on the Company’s effective tax rates was as follows:

(in percentage points)	Three Months	Nine Months
Re-measurement	(4.6)%	(1.7)%
Toll Tax	0.6%	0.2%
Assertion Tax	—	(0.1)%
Since the enactment of the TCJA, the U.S. Department of the Treasury and the Internal Revenue Service (“IRS”) have not yet issued interpretive guidance on certain significant areas of the new law. Some U.S. states have issued guidance on the TCJA, while others have yet to issue complete guidance. During the remainder of 2018, the Company will analyze any new pronouncements, and gather any outstanding information required in order to finalize its calculation of the effect of the TCJA. The Company will record any changes to its provisional estimate no later than the quarter ending December 31, 2018.
Effective Tax Rates
The Company’s quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
The Company’s effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective Tax Rate	17.6%	29.4%	19.7%	29.4%

The Company’s effective tax rates for both the three and nine months ended September 30, 2018 are lower than the prior year’s comparable periods primarily due to the TCJA, specifically the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions

•	U.S. taxes related to non-U.S. earnings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.

The Company's effective tax rate for both the three and nine months ended September 30, 2018 is lower than the statutory U.S. federal tax rate of 21%, primarily due to excess tax benefits associated with share-based payments, U.S. federal research credit, partially offset by unfavorable impacts of U.S. state taxes, U.S. taxes related to non-U.S. earnings, and certain expenses that are statutorily non-deductible for income tax purposes.
Unrecognized Tax Benefits
During the three months ended September 30, 2018, the Company's gross unrecognized tax benefits, excluding interest and penalties did not materially change. During the nine months ended September 30, 2018 the Company’s gross unrecognized tax benefits increased by $0.8 million, primarily as a result of tax positions taken during the current period, partially offset by reductions resulting from the expiration of statutes of limitations.
During the three months and nine months ended September 30, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate did not materially change and increased by $1.4 million, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits as a component of its income tax expense. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $1.1 million, respectively, of interest and penalty expense related to unrecognized tax benefits in its Condensed Consolidated Statement of Operations.
At September 30, 2018 and December 31, 2017, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded on the Company’s Condensed Consolidated Balance Sheets was $7.6 million and $6.5 million, respectively.
During the next twelve months, it is reasonably possible that the Company's unrecognized tax benefits may decrease by $11.5 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, the Company will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
The Company's income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
The Company’s federal income tax returns for the years 2015 through 2017 remain subject to examination by the IRS.
With few exceptions, the Company is no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently, the Company and its subsidiaries are under examination in various jurisdictions, including Germany (2013 through 2015), Canada (2013 through 2015), and Japan (2015 through 2017).

Note 9 - Contract Assets and Contract Liabilities

The Company reports contract assets, which are included within “Other current assets” in the Condensed Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” in the Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	September 30, 2018	January 1, 2018
Contract assets	$54.6	$22.1
Contract liabilities	$71.8	$21.1

During the nine months ended September 30, 2018, contract assets and contract liabilities increased $32.5 million and $50.7 million, respectively, primarily due to the acquisition of Crane Currency.

During the three and nine month periods ended September 30, 2018, the Company recognized $1.2 million and $19.0 million, respectively, related to the opening balance of contract liabilities as of January 1, 2018.

See Note 2, “Significant Accounting Policies Update” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Goodwill and Intangible Assets
The Company’s business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. The Company follows the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the condensed consolidated financial statements. These provisions require that the Company, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. The Company performs its annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. The Company believes that there have been no events or circumstances which would more likely than not reduce the fair value for its reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2018, the Company had eight reporting units.
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

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	8.9	—	—	31.5
Currency translation	10.5	15.5	0.1	0.1	26.2
Balance at December 31, 2017	$245.4	$587.7	$202.4	$171.4	$1,206.9
Additions	—	206.7	—	—	206.7
Currency translation	(3.1)	(3.4)	—	(0.1)	(6.6)
Balance as of September 30, 2018	$242.3	$791.0	$202.4	$171.3	$1,407.0

For the nine months ended September 30, 2018, additions to goodwill represent the preliminary purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to goodwill represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
As of September 30, 2018, the Company had $492.1 million of net intangible assets, of which $70.2 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculated using relief from royalty method. The Company amortizes the cost of definite-lived intangibles over their estimated useful lives.
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
 Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at beginning of period, net of accumulated amortization	$276.8	$282.2
Additions	250.8	18.2
Amortization expense	(33.7)	(30.9)
Currency translation and other	(1.8)	7.3
Balance at end of period, net of accumulated amortization	$492.1	$276.8
For the nine months ended September 30, 2018, additions to intangible assets represent the preliminary purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to intangible assets represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 3, “Acquisitions” for further details.
A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	September 30, 2018			December 31, 2017
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	16.5	$131.5	$55.7	$75.8	$91.7	$54.8	$36.9
Customer relationships and backlog	18.4	547.7	204.8	342.9	414.7	183.4	231.3
Drawings	37.9	11.1	10.4	0.7	11.1	10.4	0.7
Other	10.2	135.2	62.5	72.7	61.8	53.9	7.9
Total	17.7	$825.5	$333.4	$492.1	$579.3	$302.5	$276.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2018	$10.9
2019	41.2
2020	37.1
2021	34.7
2022 and thereafter	298.0
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2018	December 31, 2017
Employee related expenses	$119.9	$99.1
Warranty	18.0	14.6
Contract liabilities	71.8	27.0
Other	155.3	111.4
Total	$365.0	$252.1
The Company accrues warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in the Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$14.6	$15.5
Expense	12.8	13.4
Changes due to acquisitions	1.1	0.1
Payments / deductions	(10.3)	(14.7)
Currency translation	(0.2)	0.3
Balance at end of period	$18.0	$14.6

Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2018, the Company was a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2018	2017	2018	2017	2017
Beginning claims	29,920	31,980	32,234	36,052	36,052
New claims	574	667	1,802	2,169	2,819
Settlements	(174)	(278)	(779)	(906)	(1,038)
Dismissals	(997)	(294)	(3,934)	(5,240)	(5,599)
Ending claims	29,323	32,075	29,323	32,075	32,234
 Of the 29,323 pending claims as of September 30, 2018, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 400 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.

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
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found the Company responsible for 16% of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against the Company in the amount of $1.3 million. The Company appealed and oral argument on the appeal took place on February 16, 2016. On September 14, 2016 a panel of the Florida Court of Appeals reversed and entered judgment in favor of the Company. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017. Oral argument took place on March 6, 2018. On October 15, 2018, the Supreme Court of Florida reversed and remanded with instructions to reinstate the trial court’s judgment. The Company is considering its further appellate options.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) for the Company for the nine-month periods ended September 30, 2018 and 2017 totaled $69.7 million and $75.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from quarter to quarter. Cash payments of settlement amounts are not made until all releases and other required documentation are received by the Company, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. The Company’s total pre-tax payments for settlement and defense costs, net of funds received from insurers, for nine-month periods ended September 30, 2018 and 2017 totaled $46.4 million and $46.8 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2018	2017	2018	2017	2017
Settlement / indemnity costs incurred (1)	$7.6	$21.0	$49.6	$46.8	$51.8
Defense costs incurred (1)	6.2	9.7	20.1	28.7	36.5
Total costs incurred	$13.8	$30.7	$69.7	$75.5	$88.3

Settlement / indemnity payments	$12.0	$13.9	$46.0	$37.3	$51.7
Defense payments	5.9	9.5	17.7	28.7	38.9
Insurance receipts	(6.3)	(4.8)	(17.3)	(19.2)	(28.1)
Pre-tax cash payments	$11.6	$18.6	$46.4	$46.8	$62.5
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2018, the Company has resolved (by settlement or dismissal) approximately 135,000 claims. The related settlement cost incurred by the Company and its insurance carriers is approximately $580 million, for an average settlement cost per resolved claim of approximately $4,300. The average settlement cost per claim resolved during the years ended December 31, 2017, 2016 and 2015 was $7,800, $3,900 and $3,100, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in the Company’s periodic review of its estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management has made its best estimate of the costs through 2059. Through September 30, 2018, the Company’s actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in the Company’s liability estimate. In addition to this claims experience, the Company considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, the Company determined that no change in the estimate was warranted for the period ended September 30, 2018.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $542 million as of September 30, 2018. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at September 30, 2018 was $85 million and represents the Company’s best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with the Company’s prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, the Company also developed an estimate of probable insurance recoveries for its asbestos liabilities. In developing this estimate, the Company considered its coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because the Company’s insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, the Company retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by the Company’s legal counsel, and incorporating risk mitigation judgments by the Company where policy terms or other factors were not certain, the Company’s insurance consultants compiled a model indicating how the Company’s historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and the Company. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by the Company’s insurers. While there are overall limits on the aggregate amount of insurance available to the Company with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by the Company, and such overall limits did not influence the Company in its determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocates to itself the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $98 million as of September 30, 2018.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies
Environmental Matters

For environmental matters, the Company records a liability for estimated remediation costs when it is probable that the Company will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2018 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of the Company in 1985 when the Company acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, the Company entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in the Company recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $35.1 million as of September 30, 2018, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $9.4 million as of September 30, 2018 and represents the Company’s best estimate, in consultation with its technical advisors, of total remediation costs expected to be paid during the twelve month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of the Company’s current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, the Company entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses the Company for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2018, the Company has recorded a receivable of $7.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS has asked the Company to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. The Company, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the willingness of the U.S. government to participate in a mediation proceeding, the Company and a number of PRPs have agreed to participate in a non-binding mediation process. The Company and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator, have exchanged relevant information, and have agreed upon a framework for the mediation to address the numerous sub-areas at the Site in a coherent fashion. The first phase of the mediation, involving former munitions or ordnance storage areas, began in November 2017, and a second mediation session took place in March

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018. A further mediation session has not yet been scheduled. The Company at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the extent of the environmental impact, allocation among PRPs, remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. The Company notified its insurers of this potential liability and has obtained coverage, subject to reservations of rights, under certain of its insurance policies.
Other Proceedings
The Company regularly reviews the status of lawsuits, claims and proceedings that have been or may be asserted against the Company relating to the conduct of its business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. The Company records a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, the Company assesses whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, the Company discloses the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. The Company believes that as of September 30, 2018, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in its financial statements for the potential impact of all such matters.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financing
The following table summarizes the Company’s short-term borrowings as of September 30, 2018 and current maturities of long-term debt as of December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
Commercial paper	$106.3	$—
2.75% notes due December 2018	—	250.0
Other deferred financing costs associated with credit facilities	—	(0.6)
Total short-term borrowings and current maturities of long-term debt	$106.3	$249.4
As of September 30, 2018, there were $106.3 million of outstanding borrowings under the commercial paper program. On October 23, 2018, the Company increased the size of its commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. Prior to this increase, the commercial paper program permitted the Company to issue commercial paper notes in an aggregate principal amount not to exceed $500 million at any time outstanding.
As of September 30, 2018, the Company had a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. As of September 30, 2018, there were no borrowings under this revolving credit agreement. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper.
The following table summarizes the Company’s long-term debt as of September 30, 2018 and December 31, 2017:

(in millions)	September 30, 2018	December 31, 2017
4.45% notes due December 2023	$298.6	$298.4
6.55% notes due November 2036	198.2	198.1
4.20% notes due March 2048	345.9	—
Syndicated loan facility (€61.5 million principal value)	70.3	—
Building loan facility (€22.7 million principal value)	26.3	—
Other deferred financing costs associated with credit facilities	(1.8)	(2.4)
Total long-term debt (a)	$937.5	$494.1
(a) Debt discounts and debt issuance costs totaled $7.8 and $3.5 as of September 30, 2018 and December 31, 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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
As part of the acquisition of Crane Currency, the Company assumed €59 million of borrowings under a €72 million Syndicated Loan Facility Agreement (the “Syndicated Loan Facility”) with the borrower being Crane Currency Malta. The Syndicated Loan Facility allows borrowings under two facilities in the amounts of €49 million (“Facility 1”) and €23 million (“Facility 2”). The proceeds from the Syndicated Loan Facility may be used to purchase equipment for a printing facility in Malta.  As of September 30, 2018, there was €61.5 million (€49.0 million from Facility 1 and €12.5 million from Facility 2) of outstanding borrowings.  The Syndicated Loan Facility requires monthly principal payments, after the facilities are fully drawn, of €0.3 million from October 2018 through March 2032 for Facility 1 and €0.1 million from June 2019 through January 2033 for Facility 2.  Interest is based on EURIBOR, plus a margin of 3.5% and is payable on a monthly basis.  The Syndicated Loan Facility contains customary affirmative and negative covenants, including limitations on the subsidiary with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with affiliates and payment of dividends. Crane Currency Malta must also maintain a debt service cover ratio ranging from 1.2 to 1.5 over specified periods and a debt-to-equity ratio ranging from 2.5 to 1.5 over specified periods. The Syndicated Loan Facility provides for customary events of default. The Company also assumed €22.4 million of borrowings under a €27.0 million Building Loan Facility Agreement (the “Building Loan Facility”).  The proceeds from the Building Loan Facility may be used to finance construction of the printing facility in Malta.  As of September 30, 2018, there were €22.7 million of outstanding borrowings.  The Building Loan Facility requires quarterly principal payments of €0.4 million from March 2018 through March 2037.  Interest is 1.5% and is payable on a quarterly basis.  The Building Loan Facility provides for customary events of default.
Note 14 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks related to its ongoing business operations, including market risks related to fluctuation in currency exchange. The Company uses foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on the Company’s earnings and cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $9.5 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively. As of each of the periods ended September 30, 2018 and December 31, 2017, the Company's receivable position for the foreign exchange contracts was less than $0.1 million. As of September 30, 2018 and December 31, 2017, the Company’s payable position for the foreign exchange contracts was $0.8 million and $0 million, respectively.
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
Valuation Technique - The Company’s derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” in the Condensed Consolidated Balance Sheets and were less than $0.1 million as of each of the periods ending September 30, 2018 and December 31, 2017. Such derivative liability amounts are recorded within “Accrued liabilities” in the Condensed Consolidated Balance Sheets and were $0.8 million and $0 million as of September 30, 2018 and December 31, 2017, respectively.
The available-for-sale securities, which are included in “Other assets” in the Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $3.4 million at September 30, 2018.
The carrying value of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $968.7 million (which includes the debt assumed through the acquisition of Crane Currency) and $816.0 million at September 30, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Restructuring
In the three and nine months ended September 30, 2018, the Company recorded restructuring charges of $5.2 million and $5.4 million, respectively, related to the acquisition of Crane Currency and the 2017 repositioning actions described below.
Acquisition-Related Restructuring
In the third quarter of 2018, the Company recorded pre-tax restructuring charges of $0.7 million all of which were severance-related cash costs associated with the January 2018 acquisition of Crane Currency in the Company's Payment & Merchandising Technologies segment. These actions are related to the closure of Crane Currency’s printing operations in Sweden, which will be transitioned to a new print facility in Malta. The Company expects these actions to result in workforce reductions of approximately 170 employees, or less than 2% of the Company’s global workforce.
The Company expects to incur additional restructuring and related charges of $2.4 million in 2018 and $2.6 million in 2019 to complete these actions. The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $23 million annually.

2017 Repositioning
During the fourth quarter of 2017, the Company initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of the Company’s global workforce, and select facility consolidations in North America and Europe.
Restructuring charges included severance and other costs related to the consolidation of certain manufacturing operations, all of which are cash costs. The following table summarizes the restructuring charges by business segment for the nine months ended September 30, 2018:

	Severance		Other		Total
(in millions)	Nine Months Ended September 30, 2018	Cumulative	Nine Months Ended September 30, 2018	Cumulative	Nine Months Ended September 30, 2018	Cumulative
Fluid Handling	$4.9	$15.5	$—	$—	$4.9	$15.5
Payment & Merchandising Technologies	0.1	12.3	0.4	0.4	0.5	12.7
Aerospace & Electronics	—	1.3	(0.7)	(0.7)	(0.7)	0.6
	$5.0	$29.1	$(0.3)	$(0.3)	$4.7	$28.8
Related to the 2017 repositioning actions, the Company recorded $1.4 million and $3.7 million of additional costs associated with facility consolidations in the three and nine months ended September 30, 2018, respectively.
To complete these actions, the Company expects to incur a total of $21.0 million of restructuring and facility consolidation related charges from 2018 to 2020 in each of the segments as follows:

(in millions)	2018	2019	2020	Total
Fluid Handling	$9.9	$4.5	$1.6	$16.0
Payment & Merchandising Technologies	4.5	(3.2)	—	$1.3
Aerospace & Electronics	0.6	3.1	—	$3.7
	$15.0	$4.4	$1.6	$21.0
The following table summarizes the expected costs by nature of costs and year:

(in millions)	2018	2019	2020	Total
Restructuring	$7.6	$(1.2)	$—	$6.4
Facility consolidation	7.4	5.6	1.6	14.6
	$15.0	$4.4	$1.6	$21.0
The Company expects recurring pre-tax savings subsequent to initiating all actions to approximate $30 million annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2017	Expense (Gain) (1)	Utilization	Balance at September 30, 2018
Fluid Handling
Severance	$10.6	$4.9	$(1.4)	14.1
Other	—	—	—	—
Total Fluid Handling	$10.6	$4.9	$(1.4)	$14.1

Payment & Merchandising Technologies
Severance	$12.2	$0.1	$(2.1)	10.2
Other	—	0.4	(0.4)	—
Total Payment & Merchandising Technologies	$12.2	$0.5	$(2.5)	$10.2

Aerospace & Electronics
Severance	$1.3	$—	$(0.4)	$0.9
Other	—	(0.7)	0.7	—
Total Aerospace & Electronics	$1.3	$(0.7)	$0.3	$0.9
Total Restructuring	$24.1	$4.7	$(3.6)	$25.2
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
For 2018, we expect a total year-over-year sales increase of approximately 20%, driven by acquisition benefits of more than 15%, core sales growth of approximately 2% to 4%, and a slight benefit from favorable foreign exchange. We expect an improvement in operating profit, driven primarily by improved productivity and benefits from repositioning actions, higher core sales volume, and operating profit contributed by acquisitions, partially offset by higher transaction, acquisition integration and related costs, accelerated strategic growth investments and higher input costs, including recently enacted tariffs.
Fluid Handling
In 2018, we expect Fluid Handling sales to increase in the mid single-digit range compared to 2017, driven by low to mid single-digit core sales growth and favorable foreign currency translation.
We expect Process Valves and Related Products sales to increase in the high single-digit range compared to 2017, driven by a mid single-digit core sales increase, a low single-digit increase from an acquisition, and a benefit from favorable foreign currency translation. The expected core sales increase reflects continued end market recovery, together with share gains. We expect order rates in 2018 to continue to improve compared to 2017 as our end markets gradually recover.
We expect Commercial Valves sales to increase in the low to mid single-digit range compared to 2017, driven by both core sales growth and favorable foreign exchange, primarily reflecting modest growth in our end markets.
We expect Other Products sales to decline in the low to mid single-digit range compared to 2017, with growth in the U.S. municipal market more than offset by lost sales related to the deconsolidation of a joint venture.
For the segment, we expect an improvement in both operating profit and operating margins compared to 2017, driven by benefits from core sales growth, strong productivity, and lower restructuring and related costs, partially offset by higher input costs.
Payment & Merchandising Technologies
In 2018, we expect Payment & Merchandising Technologies sales to increase more than 50%, driven primarily by the acquisition of Crane & Co., Inc. (“Crane Currency”), with a low single-digit improvement in core sales. At Crane Payment Innovations, we expect core sales growth to be slightly positive, with growth driven by several vertical end markets largely offset by challenging comparisons in the retail vertical market. At Merchandising Systems, we expect core sales to be approximately flat compared to 2017. We expect the segment’s operating profit to be higher in 2018, with benefits from the Crane Currency acquisition, as well as lower restructuring and related charges, partially offset by substantially higher acquisition integration costs and strategic growth investments.
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
Engineered Materials
In 2018, we expect the Engineered Materials sales will decrease compared to the prior year driven by lower sales to recreational vehicle manufacturers in response to slowing retail demand. Segment operating profit is expected to decline compared to 2017, driven by the lower sales and higher input costs.

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
Results from Operations – Three Month Periods Ended September 30
All comparisons below refer to the third quarter 2018 versus the third quarter 2017, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales	$855.8	$695.9	$159.9	23.0%
Operating profit	123.9	102.1	21.8	21.4%
Acquisition-related and integration charges *	2.1	0.5	1.6	NM
Restructuring and related charges *	6.6	—	6.6	NM
Change in presentation of pension and postretirement costs *	5.3	3.3	2.0	60.6%
Operating margin	14.5%	14.7%
Other income (expense):
Interest income	0.5	0.7	(0.2)	(28.6)%
Interest expense	(12.3)	(9.3)	(3.0)	(32.3)%
Miscellaneous income	5.7	3.5	2.2	62.9%
	(6.1)	(5.1)	(1.0)	(19.6)%
Income before income taxes	117.8	97.0	20.8	21.4%
Provision for income taxes	20.7	28.5	(7.8)	(27.4)%
Net income before allocation to noncontrolling interests	97.1	68.5	28.6	41.8%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	0.3	(0.2)	(66.7)%
Net income attributable to common shareholders	$97.0	$68.2	$28.8	42.2%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.

Sales increased by $159.9 million, or 23.0%, to $855.8 million in 2018. Net sales related to operations outside the United States were 37.0% and 37.8% of total net sales for the quarters ended September 30, 2018 and 2017, respectively. The year-over-year change in sales included:

•	an increase in sales related to acquisitions, net of $131.8 million, or 18.9%; and

•	an increase in core sales of $40.1 million, or 5.8%, partially offset by

•	unfavorable foreign currency translation of $12.0 million, or 1.7%.
Operating profit increased by $21.8 million, or 21.4%, to $123.9 million in 2018. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies and Aerospace & Electronics segments, and lower Corporate costs, partially offset by lower operating profit in our Engineered Materials and Fluid Handling segments. Operating profit in the third quarter of 2018 included 1) acquisition-related and integration charges of $2.1 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $0.3 million associated with the acquisition of Crane Currency; 3) restructuring and related charges of $6.6 million; and 4) a change in presentation of pension and postretirement costs of $5.3 million. Operating profit in the third quarter of 2017 included a change in presentation of pension and postretirement costs of $3.3 million and acquisition-related and integration charges of $0.5 million.
Other income (expense) increased $1.0 million, or 19.6%. The increase was primarily related to higher interest expense related to additional debt associated with the acquisition of Crane Currency, partially offset by a higher pension net periodic benefit.
Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

statutory tax credits and deductions, the continued reinvestment of our overseas earnings, and examinations initiated by tax authorities around the world.

Enacted on December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) significantly changed U.S. corporate income tax law. See the discussion in Note 8, “Income Taxes” for further detail.

Our effective tax rate for the three months ended September 30, 2018 is lower than the prior year’s comparable periods primarily due to the TCJA, specifically, the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions;

•	U.S. taxes related to non-U.S. earnings; and

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.

Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2018	2017
Net income before allocation to noncontrolling interests	$97.1	$68.5
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(8.2)	24.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	2.3
Other comprehensive (loss) income, net of tax	(5.5)	26.9
Comprehensive income before allocation to noncontrolling interests	91.6	95.4
Less: Noncontrolling interests in comprehensive income	—	(1.4)
Comprehensive income attributable to common shareholders	$91.6	$96.8
For the three months ended September 30, 2018, comprehensive income before allocations to noncontrolling interests was $91.6 million compared to $95.4 million in the same period of 2017. The $3.8 million decrease was driven by a $32.8 million unfavorable impact of foreign currency translation adjustments year over year primarily reflecting fluctuations in the British pound, Canadian dollar, euro and Japanese yen, partially offset by higher net income before allocation to noncontrolling interests of $28.6 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Process Valves and Related Products	$168.7	$157.7	$11.0	7.0%
Commercial Valves	86.2	85.7	0.5	0.6%
Other Products	23.8	23.5	0.3	1.3%
Total net sales	$278.7	266.9	$11.8	4.4%
Operating profit	$30.4	$30.7	$(0.3)	(1.0)%
Acquisition-related and integration charges *	$—	$0.5	$(0.5)	NM
Restructuring and related charges *	$5.5	$—	$5.5	NM
Change in presentation of pension and postretirement costs *	$4.3	$1.9	$2.4	NM
Operating margin	10.9%	11.5%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Fluid Handling sales increased by $11.8 million, or 4.4%, to $278.7 million in 2018, driven by an increase in core sales of $17.7 million, or 6.6%, partially offset by unfavorable foreign currency translation of $3.5 million, or 1.3%, and lost sales related to the deconsolidation of a joint venture of $2.4 million, or 0.9%.

•
Sales of Process Valves and Related Products increased by $11.0 million, or 7.0%, to $168.7 million in 2018. The increase reflected a core sales increase of $12.6 million, or 8.0%, partially offset by unfavorable foreign currency translation of $1.6 million, or 1.0%. The core sales increase reflected broad based strength across most major vertical markets.

•
Sales of Commercial Valves increased by $0.5 million, or 0.6%, to $86.2 million in 2018. The increase reflected an increase in core sales of $2.3 million, or 2.7%, primarily related to higher sales in the Middle East non-residential construction market, partially offset by unfavorable foreign currency translation of $1.8 million, or 2.1%, as the Canadian dollar weakened against the U.S. dollar.

•	Sales of Other Products increased by $0.3 million, or 1.3%, to $23.8 million in 2018.
Fluid Handling operating profit decreased by $0.3 million, or 1.0%, to $30.4 million in 2018. The decrease primarily reflected a $5.5 million increase in restructuring and related charge and higher material costs, mostly offset by higher pricing, leverage on higher sales volumes and productivity.
The Fluid Handling segment backlog was $297.7 million as of September 30, 2018, compared with $262.1 million as of December 31, 2017 and $268.8 million as of September 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$144.9	$136.7	$8.2	6.0%
Banknotes and Security Products	126.7	—	126.7	NM
Merchandising Equipment	55.8	51.9	3.9	7.5%
Total net sales	$327.4	$188.6	$138.8	73.6%
Operating profit	$57.3	$40.7	$16.6	40.8%
Acquisition-related and integration charges *	$2.1	$—	$2.1	NM
Restructuring and related charges *	$0.9	$—	$0.9	NM
Change in presentation of pension and postretirement costs *	$0.7	$0.7	$—	—%
Operating margin	17.5%	21.6%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $138.8 million, or 73.6%, to $327.4 million in 2018, reflecting an increase in sales related to acquisitions of $134.1 million, or 71.1%, and an increase in core sales of $13.2 million, or 7.0%, partially offset by unfavorable foreign currency translation of $8.5 million, or 4.5%.

•
Sales of Payment Acceptance and Dispensing Products increased $8.2 million, or 6.0%, to $144.9 million in 2018. The increase reflected a core sales increase of $9.3 million, or 6.8%, partially offset by unfavorable foreign currency translation of $1.1 million, or 0.8%. The core sales increase primarily reflected higher sales to the transportation, financial services, gaming and vending end markets.

•	Sales of Banknotes and Security Products increased $126.7 million due to the acquisition of Crane Currency in January 2018.

•	Sales of Merchandising Equipment increased $3.9 million, or 7.5%, to $55.8 million in 2018 reflecting higher sales of cold drink machines.
Payment & Merchandising Technologies operating profit increased by $16.6 million, or 40.8%, to $57.3 million in 2018. The increase was driven by the favorable impact from acquisitions, the impact from the higher core sales, productivity and restructuring savings. These increases were partially offset by higher acquisition-related and integration charges of $2.1 million and higher restructuring and related charges of $0.9 million, both associated with the acquisition of Crane Currency, as well as accelerated strategic growth investments.
The Payment & Merchandising Technologies segment backlog was $359.0 million as of September 30, 2018 (which included $252.4 million pertaining to the Crane Currency business), compared with $76.4 million as of December 31, 2017 and $87.6 million as of September 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Commercial Original Equipment	$85.2	$90.1	$(4.9)	(5.4)%
Military Original Equipment	51.5	37.4	14.1	37.7%
Commercial Aftermarket Products	38.8	32.3	6.5	20.1%
Military Aftermarket Products	14.0	12.2	1.8	14.8%
Total net sales	$189.5	$172.0	$17.5	10.2%
Operating profit	$42.5	$35.5	$7.0	19.7%
Restructuring and related charges*	$0.2	$—	$0.2	NM
Change in presentation of pension and postretirement costs *	$—	$(0.7)	$0.7	NM
Operating margin	22.4%	20.6%
* Restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Aerospace & Electronics sales increased $17.5 million, or 10.2%, to $189.5 million in 2018.

•
Sales of Commercial Original Equipment decreased by $4.9 million, or 5.4%, to $85.2 million in 2018, primarily reflecting lower levels of funded engineering projects, partially offset by strong sales to the large commercial transportation market.

•
Sales of Military Original Equipment increased by $14.1 million, or 37.7%, to $51.5 million in 2018, primarily reflecting sales for a large ground-based radar program in our Microwave business, as well as higher funded engineering sales.

•	Sales of Commercial Aftermarket Products increased by $6.5 million, or 20.1%, to $38.8 million in 2018, primarily reflecting higher sales of commercial spares.

•
Sales of Military Aftermarket Products increased by $1.8 million, or 14.8%, to $14.0 million in 2018, primarily as a result of higher sales of military spares, reflecting generally stronger defense end markets.

Aerospace & Electronics operating profit increased by $7.0 million, or 19.7%, to $42.5 million in 2018, driven primarily by the impact from the higher sales volumes and productivity, partially offset by unfavorable mix.
The Aerospace & Electronics segment backlog was $445.1 million as of September 30, 2018, compared with $373.6 million as of December 31, 2017 and $348.4 million as of September 30, 2017.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
FRP- Recreational Vehicles	$28.4	$37.2	$(8.8)	(23.7)%
FRP- Building Products	23.5	23.7	(0.2)	(0.8)%
FRP- Transportation	8.3	7.5	0.8	10.7%
Total net sales	$60.2	$68.4	$(8.2)	(12.0)%
Operating profit	$8.7	$12.2	$(3.5)	(28.7)%
Change in presentation of pension and postretirement costs *	$0.2	$—	$0.2	NM
Operating margin	14.5%	17.8%
* Changes in presentation of pension and postretirement costs are included in operating profit and operating margin.
Engineered Materials sales decreased by $8.2 million, or 12.0%, to $60.2 million in 2018, primarily resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $3.5 million, or 28.7%, to $8.7 million in 2018, primarily reflecting the impact from the lower sales volumes and higher raw material costs, partially offset by higher pricing and productivity.
The Engineered Materials segment backlog was $10.3 million as of September 30, 2018, compared with $13.6 million as of December 31, 2017 and $13.9 million as of September 30, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

	Year-to-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales	$2,505.8	$2,071.8	$434.0	20.9%
Operating profit	331.2	301.0	30.2	10.0%
Acquisition-related and integration charges *	11.3	3.1	8.2	NM
Restructuring and related charges *	9.1	—	9.1	NM
Change in presentation of pension and postretirement costs *	15.7	10.0	5.7	57.0%
Operating margin	13.2%	14.5%
Other income (expense):
Interest income	1.7	1.8	(0.1)	(5.6)%
Interest expense	(39.8)	(27.3)	(12.5)	(45.8)%
Miscellaneous income	13.9	9.2	4.7	51.1%
	(24.2)	(16.3)	(7.9)	(48.5)%
Income before income taxes	307.0	284.7	22.3	7.8%
Provision for income taxes	60.6	83.6	(23.0)	(27.5)%
Net income before allocation to noncontrolling interests	246.4	201.1	45.3	22.5%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.6	(0.6)	NM
Net income attributable to common shareholders	$246.4	$200.5	$45.9	22.9%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Sales increased by $434.0 million, or 20.9%, to $2,505.8 million in 2018. Net sales related to operations outside the United States were 37.4% and 36.5% of total net sales for the nine months ended September 30, 2018 and 2017, respectively. The year-over-year change in sales included:

•	an increase in sales related to acquisitions, net of $359.3 million, or 17.3%;

•	an increase in core sales of $47.6 million, or 2.3%; and

•	favorable foreign currency translation of $27.1 million, or 1.3%.
Operating profit increased by $30.2 million, or 10.0%, to $331.2 million in 2018. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Aerospace & Electronics and Fluid Handling segments, partially offset by lower operating profit in our Engineered Materials segment and higher corporate costs. Operating profit in the first nine months of 2018 included 1) acquisition-related and integration charges of $11.3 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $8.8 million, primarily associated with the acquisition of Crane Currency; 3) restructuring and related charges of $9.1 million; and 4) a change in presentation of pension and postretirement costs of $15.7 million. Operating profit in the first nine months of 2017 included acquisition-related and integration charges of $3.1 million associated with the acquisitions of Westlock Controls (“Westlock”) and Microtronic AG (“Microtronic”) and a change in presentation of pension and postretirement costs of $10.0 million.
Other income (expense) increased $7.9 million, or 48.5%. The increase was primarily related to higher interest expense related to additional debt associated with the acquisition of Crane Currency, partially offset by a higher pension net periodic benefit.

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

Our effective tax rate for the nine months ended September 30, 2018 is lower than the prior year’s comparable periods primarily due to the TCJA, specifically, the reduction in the statutory U.S. federal tax rate, partially offset by:

•	The elimination of certain deductions;

•	U.S. taxes related to non-U.S. earnings; and

•	Earnings in jurisdictions with statutory tax rates higher than the U.S.

Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net income before allocation to noncontrolling interests	$246.4	$201.1
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(29.7)	83.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	16.8	6.9
Other comprehensive (loss) income, net of tax	(12.9)	90.1
Comprehensive income before allocation to noncontrolling interests	233.5	291.2
Less: Noncontrolling interests in comprehensive income	(0.2)	(0.7)
Comprehensive income attributable to common shareholders	$233.7	$291.9
For the nine months ended September 30, 2018, comprehensive income before allocations to noncontrolling interests was $233.5 million compared to $291.2 million in the same period of 2017. The $57.7 million decrease was primarily driven by a $112.9 million unfavorable impact of foreign currency translation adjustments year over year primarily reflecting fluctuations in the British pound, Canadian dollar, euro and Japanese yen, partially offset by higher net income before allocation to noncontrolling interests of $45.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.

Fluid Handling

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Process Valves and Related Products	$509.0	$472.2	$36.8	7.8%
Commercial Valves	245.9	230.2	15.7	6.8%
Other Products	67.2	67.9	(0.7)	(1.0)%
Total net sales	$822.1	$770.3	$51.8	6.7%
Operating profit	$88.0	$84.1	$3.9	4.6%
Acquisition-related and integration charges *	$—	$2.5	$(2.5)	NM
Restructuring and related charges *	$6.6	$—	$6.6	NM
Change in presentation of pension and postretirement costs *	$11.5	$7.2	$4.3	59.7%
Operating margin	10.7%	10.9%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Fluid Handling sales increased by $51.8 million, or 6.7%, to $822.1 million, reflecting an increase in core sales of $28.8 million, or 3.7%, favorable foreign currency translation of $18.8 million, or 2.4%, and an increase in sales related to acquisitions, net, of $4.2 million, or 0.5%.

•
Sales of Process Valves and Related Products increased by $36.8 million, or 7.8%, to $509.0 million in 2018. The increase reflected a core sales increase of $15.0 million, or 3.2%, favorable foreign currency translation of $11.1 million, or 2.4%, as the euro strengthened against the U.S. dollar and an increase in sales related to the Westlock acquisition of $10.7 million, or 2.2%. The core sales increase primarily reflects higher sales to the chemical, oil & gas, and general industrial markets, partially offset by lower sales to the power market.

•
Sales of Commercial Valves increased by $15.7 million, or 6.8%, to $245.9 million in 2018. The increase reflected an increase in core sales of $8.1 million, or 3.5%, primarily related to higher sales in the Canadian non-residential construction market and favorable foreign currency translation of $7.6 million, or 3.3%, as the British pound strengthened against the U.S. dollar.

•	Sales of Other Products decreased by $0.7 million, or 1.0%, to $67.2 million in 2018.
Fluid Handling operating profit increased by $3.9 million, or 4.6%, to $88.0 million in 2018. The increase was driven by productivity, leverage on the higher sales volumes, higher pricing, the net impact from an acquisition, and the absence of acquisition-related and integration charges of $2.5 million, partially offset by unfavorable mix, $6.6 million increase in restructuring and related charge and higher material costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$445.7	$431.1	$14.6	3.4%
Banknotes and Security Products	348.1	—	348.1	NM
Merchandising Equipment	150.4	151.2	(0.8)	(0.5)%
Total net sales	$944.2	$582.3	$361.9	62.2%
Operating profit	$139.8	$121.0	$18.8	15.5%
Acquisition-related and integration charges *	$11.3	$0.6	$10.7	NM
Restructuring and related charges *	$2.0	$—	$2.0	NM
Change in presentation of pension and postretirement costs *	$2.1	$2.0	$0.1	5.0%
Operating margin	14.8%	20.8%
* Acquisition-related and integration charges, restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $361.9 million, or 62.2%, to $944.2 million in 2018, reflecting an increase in sales related to acquisitions of $355.2 million, or 61.0%, and favorable foreign currency translation of $7.8 million, or 1.3%, partially offset by a decrease in core sales of $1.2 million, or 0.1%.

•
Sales of Payment Acceptance and Dispensing Products increased $14.6 million, or 3.4%, to $445.7 million in 2018. The increase was primarily related to favorable foreign currency translation of $10.6 million, or 2.4%, as the British pound and euro strengthened against the U.S. dollar, higher sales related to the Microtronic acquisition of $2.8 million, or 0.6% and higher core sales of $1.2 million, or 0.4%. The higher core sales was primarily related to higher sales in the gaming, vending and financial services vertical markets.

•	Sales of Banknotes and Security Products increased $348.1 million due to the acquisition of Crane Currency.

•
Sales of Merchandising Equipment decreased $0.8 million, or 0.5%, to $150.4 million in 2018. The decrease reflected a core sales decline of $2.2 million, or 1.5%, driven primarily by lower capital spending by large bottler customers, partially offset by favorable foreign currency of $1.4 million, or 1.0%.

Payment & Merchandising Technologies operating profit increased by $18.8 million, or 15.5%, to $139.8 million in 2018. The increase was driven by the impact from acquisitions, productivity, and restructuring savings. These increases were partially offset by an increase of $10.7 million of acquisition-related and integration charges and $8.4 million of inventory step-up and backlog amortization associated with the Crane Currency acquisition, accelerated strategic growth investments and a $2.0 million increase in restructuring and related charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
Commercial Original Equipment	$256.0	$259.9	$(3.9)	(1.5)%
Military Original Equipment	142.2	116.3	25.9	22.3%
Commercial Aftermarket	109.0	96.0	13.0	13.5%
Military Aftermarket	39.8	34.3	5.5	16.0%
Total net sales	$547.0	$506.5	$40.5	8.0%
Operating profit	$120.0	$104.9	$15.1	14.4%
Restructuring and related charges*	$0.5	$—	$0.5	NM
Change in presentation of pension and postretirement costs*	$0.5	$(0.1)	$0.6	NM
Operating margin	21.9%	20.7%
* Restructuring and related charges and a change in presentation of pension and postretirement costs are included in operating profit and operating margin.
Aerospace & Electronics sales increased $40.5 million, or 8.0%, to $547.0 million in 2018.

•	Sales of Commercial Original Equipment decreased by $3.9 million, or 1.5%, to $256.0 million in 2018, primarily reflecting lower funded engineering sales.

•
Sales of Military Original Equipment increased by $25.9 million, or 22.3%, to $142.2 million in 2018, primarily reflecting sales for a large ground-based radar program in our Microwave business, as well as higher funded engineering sales.

•	Sales of Commercial Aftermarket products increased by $13.0 million, or 13.5%, to $109.0 million in 2018, reflecting higher sales of commercial spares.

•
Sales of Military Aftermarket increased by $5.5 million, or 16.0%, to $39.8 million in 2018, primarily reflecting higher sales of military spares, partially offset by lower sales related to modernization and upgrade programs.

Aerospace & Electronics operating profit increased by $15.1 million, or 14.4%, to $120.0 million in 2018, primarily as a result of the impact from the higher sales volumes and strong productivity, partially offset by higher material costs.
Engineered Materials

	Year-To-Date		Change
(dollars in millions)	2018	2017	$	%
Net sales by product line:
FRP- Recreational Vehicles	$96.9	$116.9	$(20.0)	(17.1)%
FRP- Building Products	70.7	72.1	(1.4)	(1.9)%
FRP- Transportation	24.9	23.7	1.2	5.1%
Total net sales	$192.5	$212.7	$(20.2)	(9.5)%
Operating profit	$32.4	$39.4	$(7.0)	(17.8)%
Change in presentation of pension and postretirement costs*	$0.2	$0.1	$0.1	100.0%
Operating margin	16.8%	18.5%
* Change in presentation of pension and postretirement costs are included in operating profit and operating margin.

Engineered Materials sales decreased by $20.2 million, or 9.5%, to $192.5 million in 2018 primarily resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $7.0 million, or 17.8%, to $32.4 million in 2018, primarily reflecting the impact from the lower sales volumes and higher raw material costs, partially offset by higher pricing and productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2018	2017
Net cash provided by (used for):
Operating activities	$222.4	$174.2
Investing activities	(722.3)	(89.1)
Financing activities	129.0	(63.1)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(11.7)	40.5
Decrease in cash and cash equivalents	$(382.6)	$62.5

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. We had borrowings totaling $106.3 million outstanding under our commercial paper program as of September 30, 2018. On October 23, 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. Prior to this increase, the commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $500 million at any time outstanding.
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
Operating Activities
Cash provided by operating activities was $222.4 million in the first nine months of 2018, compared to $174.2 million during the same period last year.  Increases in cash generated resulted primarily from higher cash earnings partially offset by higher defined benefit plan and postretirement contributions, which included a $28 million discretionary contribution in the third quarter of 2018. Net asbestos-related payments in the first nine months of 2018 and 2017 were $46.4 million and $46.8 million, respectively. In 2018, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $60 million, environmental payments, net of reimbursements, of approximately $7 million and contributions to our defined benefit and postretirement plans of approximately $60 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $722.3 million in the first nine months of 2018, compared to $89.1 million in the comparable period of 2017. The increase in cash used for investing activities was driven by net cash paid of $648.0 million for the acquisition of Crane Currency and, to a lesser extent, higher capital expenditures compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect our capital expenditures to approximate $125 million in 2018, reflecting $56 million of capital requirements resulting from the recently acquired Crane Currency business, as well as continued investments in new product

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development initiatives within our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $129.0 million during the first nine months of 2018, compared to cash used for financing activities of $63.1 million during the first nine months of 2017. The increase was driven by $204 million of debt proceeds, net of repayments, partially offset by $8 million of lower proceeds from stock option exercises.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2018, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. We are currently in the process of assessing and integrating Crane Currency’s internal control over financial reporting with our existing internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings”.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2017.  Other than as set forth below, there were no material changes during the quarter ended September 30, 2018 to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2018. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 101.INS*	XBRL Instance Document
Exhibit 101.SCH*	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL*	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB*	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE*	XBRL Taxonomy Presentation Linkbase Document

Notes to Exhibits List:
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, respectively; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, respectively; (iii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, respectively and v) Notes to Condensed Consolidated Financial Statements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
* Filed with this report
** Furnished with this draft

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
November 2, 2018	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 2, 2018		Richard A. Maue
Vice President, Finance and
Chief Financial Officer