Form 10-K
period 2018-12-31
CRANE CO /DE/
filed 2019-02-26
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018
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
Yes    ☒        No     ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $80.13 on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $3,989,286,215
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 59,773,329 at January 31, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018

FORWARD-LOOKING INFORMATION
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

1

Part I
Reference herein to “Crane,” “we,” “us” and “our” refer to Crane Co. and our subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Item 1. Business
General
We are a diversified manufacturer of highly engineered industrial products comprised of four segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemicals, oil & gas, power, non-residential construction, automated payment solutions, banknote design and production and aerospace & defense, along with a wide range of general industrial and certain consumer related end markets.
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
We deploy a comprehensive set of business processes, philosophies and operational excellence tools to drive continuous improvement throughout our businesses. Beginning with a core value of integrity, we incorporate “Voice of the Customer” teachings (specific processes designed to capture our customers’ requirements) and a broad range of tools into a disciplined strategy deployment process that drives profitable growth by focusing on continuously improving safety, quality, delivery, cost and growth.  An embedded intellectual capital development process ensures that we attract, develop, promote and retain talent to drive continuity and repeatable results.
Reportable Segments
For additional information on recent business developments and other information about us and our business, you should refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 3, “Segment Information,” in the Notes to Consolidated Financial Statements for sales, operating profit and assets employed by each segment.
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

Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”), Crane Merchandising Systems ("CMS") and Crane Currency.
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
CMS is primarily engaged in the design and manufacture of vending equipment and related solutions. CMS’ innovative products and solutions create value by improving the consumer experience, and driving higher same store, or vendor machine, profitability. Products include a full line of vending equipment that dispenses food, snack, and hot and cold beverages. Other solutions include vending management software, cashless payment products, and wireless connectivity to enable our customers to operate their businesses more profitably. Primary customers include vending operators and food and beverage companies, primarily in the United States and Europe. Facilities are located in the United States and the United Kingdom.
On January 10, 2018, we completed the acquisition of Crane & Co., Inc. (“Crane Currency”), a supplier of banknotes and highly engineered banknote security features. The base purchase price of the acquisition was $800 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Crane Currency’s net working capital, cash, the assumption by Crane of certain debt-like items, and Crane Currency’s transaction expenses. Founded in 1801, Crane Currency is a pioneer in advanced micro-optic security technology, and a fully integrated supplier of secure and highly engineered banknotes for central banks all over the world. Facilities are located in the United States, Sweden and Malta.
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets. The commercial market and military market accounted for 66% and 34%, respectively, of total segment sales in 2018. Sales to original equipment manufacturers ("OEM") and aftermarket customers were 73% and 27%, respectively, in 2018.
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

Our products are sold into markets, including chemicals, oil & gas, power, non-residential construction, automated payment solutions, banknote design and production, and aerospace & defense, along with a wide range of general industrial and certain consumer related end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors.
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
Research and Development
Research and development costs are expensed when incurred. These costs were $58.4 million, $58.5 million and $61.5 million in 2018, 2017 and 2016, respectively, and were incurred primarily by our Aerospace & Electronics and Payment & Merchandising Technologies segments.

Our Customers
No customer accounted for more than 10% of our consolidated revenues in 2018, 2017 or 2016.
Backlog
The following sets forth the unfulfilled orders attributable to each of our segments as of the indicated dates:

(in millions)	December 31, 2018	December 31, 2017
Fluid Handling	$279.6	$262.1
Payment & Merchandising Technologies	331.5	76.4
Aerospace & Electronics	446.6	373.6
Engineered Materials	14.9	13.6
Total Backlog	$1,072.6	$725.7
Our Employees
As of December 31, 2018, we employed approximately 12,000 people in the Americas, Europe, the Middle East, Asia and Australia. For a discussion of risks related to employee relations, please refer to Item 1A. “Risk Factors.”
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics, cotton, flax and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times caused increases in the costs of steel, copper and petroleum-based products, there have been no raw materials shortages that have had a material adverse impact on our business, and we believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials; please refer to Item 1A. “Risk Factors.”
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
Environmental Compliance and Climate Change
We are regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. Our manufacturing facilities generally do not produce significant volumes or quantities of byproducts, including greenhouse gases, that would be considered hazardous waste or otherwise harmful to the environment. Accordingly, compliance with these existing laws has not had a material impact on our capital expenditures or earnings.
However, we occasionally engage in environmental remediation activities pursuant to federal and state laws. In addition, we may be exposed to other environmental costs including participation in superfund sites. When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. For a further discussion of environmental related risks; please refer to Item 1A. “Risk Factors.”
Recent Financing Arrangements
On December 20, 2017, we entered into a $150 million 364-day credit agreement (the "364-day Credit Agreement") and a $200 million 3-year term loan credit agreement (the "3-year Term Loan Credit Agreement") to fund our acquisition of Crane Currency. On January 10, 2018, we completed the acquisition of Crane Currency. To fund the acquisition, we issued $340 million of commercial paper under our commercial paper program, drew $100 million and $200 million from each of our 364-day Credit Agreement and 3-year Term Loan Credit Agreement, respectively, and used cash on hand.
On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due March 2048 (the “Public Offering”). In March 2018, we used the net proceeds from the Public Offering, together with cash on hand, to repay all of the $100 million outstanding under our 364-day Credit Agreement as well as $250 million of outstanding 2.75% notes due in December 2018.
On October 23, 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. Prior to this increase, the commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $500 million at any time outstanding.
See Part II, Item 8 under Note 12, “Financing,” in the Notes to Consolidated Financial Statements.
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

Executive Officers of the Registrant

Name	Position	Business Experience During Past Five Years	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	Chief Executive Officer since January 2014. President since January 2013. Chief Operating Officer from 2011 through January 2013.	55	2004
Curtis A. Baron, Jr.	Vice President, Controller	Vice President, Controller since 2011.	49	2011
Anthony M. D'Iorio	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary since February 2018. Deputy General Counsel from January 2014 through February 2018. Assistant General Counsel from 2005 through January 2014.	55	2018
Bradley L. Ellis	Senior Vice President	Senior Vice President since December 2014. Group President, Merchandising Systems from 2003 through December 2014.	50	1997 - 2003 2007 - present
James A. Lavish	Vice President, CBS, People & Performance	Vice President, CBS, People & Performance since January 2016. Vice President, Crane Business System from March 2013 through January 2016. President, Crane Pumps & Systems from 2008 to March 2013.	52	2016
Richard A. Maue	Senior Vice President and Chief Financial Officer	Senior Vice President since January 2019. Vice President - Finance from 2013 through January 2019. Chief Financial Officer since January 2013. Principal Accounting Officer since 2007.	48	2007
Louis V. Pinkham	Senior Vice President	Senior Vice President since December 2014. Group President, Fluid Handling from 2012 through December 2014.	47	2012
Kristian R. Salovaara	Vice President of Business Development and Strategy	Vice President of Business Development and Strategy since March 2014. Vice President, Business Development from 2011 to March 2014.	58	2011
Edward S. Switter	Vice President, Treasurer and Tax	Vice President, Treasurer and Tax since September 2016. Vice President, Tax from 2011 through September 2016.	44	2011

Item 1A. Risk Factors
The following is a description of what we consider the key challenges and risks confronting our business. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Business
We are subject to numerous lawsuits for asbestos-related personal injury, and costs associated with these lawsuits may adversely affect our financial condition, results of operations and cash flows.
We are subject to numerous lawsuits for asbestos-related personal injury. Estimation of our ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims. Our estimate of the future expense of these claims is derived from assumptions with respect to future claims, settlement and defense costs which are based on experience during the last few years and which may not prove reliable as predictors. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial or on appeal. A legislative solution or a structured settlement transaction could also change the estimated liability. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlements and defense costs escalates or if legislation or another alternative solution is implemented; however, we are currently unable to predict such future events. The resolution of these claims may take many years, and the effect our financial condition, results of operations and cash flows in any given period from a revision to these estimates could be material.
As of December 31, 2018, we were one of a number of defendants in cases involving 29,089 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Part II, Item 8 under Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information on:

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
In the fourth quarter of 2016, we updated and extended the estimate of our asbestos liability and recorded a pre-tax charge of $192 million ($125 million after tax). Our updated liability estimate is for pending and reasonably anticipated asbestos claims through the generally accepted end point of such claims in 2059. Due to uncertainties in the tort system, as well as uncertainties inherent in the estimation process, future reviews may result in adjustments to our total asbestos-related liability. The aggregate liability was $517.3 million as of December 31, 2018.
Macroeconomic fluctuations may harm our business, results of operations and stock price.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade agreements, levels of consumer and business confidence, commodity prices, exchange rates, levels of government spending and deficits, political conditions and other challenges that could affect the global economy. These economic conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments.  Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.  See “Specific Risks Related to Our Business Segments”.

Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. These industries often are subject to fluctuations in domestic and international economies as well as to currency fluctuations and inflationary pressures. Reductions in demand by these industries would reduce the sales and profitability of the affected business segments. Our Fluid Handling business is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook. Results at our Payment & Merchandising Technologies segment could be affected by sustained weakness in certain geographic markets such as China or certain end markets such as gaming, retail or banking, as well as low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In addition, our results in this segment are subject to significant variability due to the timing and size of contract awards by central banks for banknote production. In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. In addition, our Aerospace & Electronics segment could also be impacted to the extent that major aircraft manufacturers encountered production problems, or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year. In our Engineered Materials segment, sales and profits could be affected by declines in demand for truck trailers, RVs, or building products; results could also be impacted by unforeseen changes in capacity or price increases related to certain raw materials, in particular, resin.
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

•
Inability to achieve planned facility repositioning savings or related efficiencies from recent and ongoing investments, such as those related to the transition of our print operations from Sweden to Malta; and

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
Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation.
Our operations are subject to environmental laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. Failure to comply with any of these laws could result in civil and criminal liability, monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flows. For example, in 2014, the U.S. Environmental Protection Agency issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in us recording a charge of $49 million pertaining to the Phoenix-Goodyear Airport North Superfund Site (the "Goodyear Site"), extending the accrued costs through 2022. The total estimated gross liability was $33.1 million as of December 31, 2018, of which we have recorded a receivable of $6.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date.

Additional tax expense or exposures could affect our financial condition, results of operations and cash flows.
We are subject to income taxes in the U.S. and various international jurisdictions.  Our financial condition, results of operations and cash flow could be affected by changes to any or all of the following: tax laws, regulations, accounting principles and judicial rulings, including the U.S. Tax Cuts and Jobs Act (the “TCJA”), the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the amount of our earnings permanently reinvested outside the U.S. In addition, the results of audits and examinations of previously filed tax returns could also have an effect on our financial conditions, results of operations and cash flows.
Enactment of the TCJA on December 22, 2017 brought significant changes to existing U.S. federal corporate income tax laws, including reducing the U.S. federal corporate income tax rate from 35% to 21%, modifying how distributions from and income earned by our non-U.S. subsidiaries are taxed in the U.S., and imposing a one-time tax on cumulative undistributed non-U.S. earnings.  The U.S. Department of Treasury and Internal Revenue Service have issued proposed guidance on certain changes brought by the TCJA, while guidance in other areas remains pending. In addition, U.S. states’ responses to the TCJA are in various stages of finality. The actual impact of the TCJA may differ from our calculations due to the issuance of final and/or further regulations or guidance by the U.S. federal and state taxing authorities.  Any significant changes to our calculations from these items could have an adverse effect on our financial condition, results of operations and cash flows.
Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flows and reputation.
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
The costs of certain raw materials that are critical to our profitability are volatile. This volatility can have a significant impact on our profitability. The costs in our Engineered Materials segment are affected by fluctuations in the price of resin, with lesser exposure to other input costs. The costs in our Fluid Handling, Payment & Merchandising Technologies and Aerospace & Electronics segments are affected by fluctuations in the price of cotton, flax and metals such as steel and copper. While we have taken actions aimed at securing an adequate supply of raw materials at prices which are favorable to us, if the prices of critical raw materials increase, our operating costs could be adversely affected.
Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.
Our operations require significant amounts of necessary parts and raw materials. We deploy a continuous, company-wide process to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, supplier capacity constraints, supplier production disruptions, supplier financial condition, increases in duties and tariff costs, price volatility or the unavailability of some raw materials could have an adverse effect on our financial condition, results of operations and cash flows.
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
We maintain insurance coverage to protect us against product liability claims, but that coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.
We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges of $7.2 million and $13.0 million in 2018 and 2017, respectively, associated with broad-based repositioning actions designed to improve profitability. Together with additional costs of approximately $15 million, we expect to achieve $53 million in annualized savings by 2020. While these are proactive actions to increase our productivity and operating effectiveness, our failure to respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products or technologies, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our financial condition, results of operations and cash flows could be adversely impacted.
Our business could be harmed if we are unable to protect our intellectual property.
We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our products and technology. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent, or superseding proprietary technology, or competitors may offer equivalent non-infringing products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology. Our inability to protect our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.
Pension benefit cost and pension contributions associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.
Total net pension benefit cost and pension contributions were $15.3 million and $57.5 million (including a $28 million discretionary contribution), respectively, in 2018. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.
We face significant competition which may adversely impact our financial condition, results of operations, and cash flows in the future.
While we are a principal competitor in most of our markets, all of our markets are highly competitive. The competitors in many of our business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products. The ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on our financial condition, results of operations and cash flows.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales and assets related to our operations outside the U.S. were 37% and 47% of our consolidated amounts, respectively, in 2018. These operations and transactions are subject to the risks associated with conducting business internationally, including the risks of currency fluctuations, slower payment of invoices, adverse trade regulations and possible social, economic and political instability in the countries and regions in which we operate. In addition, we expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. Accordingly, fluctuations in foreign currency exchange rates, primarily the euro, the British pound, the Canadian dollar and the Japanese yen, could adversely affect our reported results, primarily in our Fluid Handling and Payment & Merchandising Technologies segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes.
We are dependent on key personnel, and we may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Certain of our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. We may have difficulty retaining such personnel or locating and hiring additional qualified personnel. The loss of the services of any of our key personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in any business environment that is decentralized such as ours. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.
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
Approximately 37% of our sales are conducted outside of the U.S., the majority of which is in the UK and the EU. We continue to evaluate the potential effect of the planned departure of the UK from the EU (commonly referred to as Brexit) on our business operations and financial results, including the impacts if the UK fails to reach an agreement with the EU on Brexit by the March 29, 2019 deadline. The political and economic instability created by Brexit has caused and may continue to cause volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements.
Possible new tariffs could have a material adverse effect on our business.
The United States has recently announced the implementation of new tariffs on imported steel and aluminum, and is also reportedly considering tariffs on additional items. Items that may be impacted by these additional tariffs could include items imported by us from China or other countries. In addition, China has announced a plan to impose tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by China and other countries as well. Any resulting escalation of trade tensions could negatively impact the global markets and could have an adverse effect on our financial condition, results of operations and cash flows.
Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.
As of December 31, 2018, we had goodwill and other intangible assets, net of accumulated amortization, of approximately $1,886 million, which represented approximately 47% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
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
Engineered Materials
Our Engineered Materials segment manufactures and sells FRP panels and coils, primarily for use in the manufacturing of RVs, trucks, and trailers, with additional applications in commercial and industrial building construction. Demand in these end markets is dependent on general economic conditions, credit availability, and consumer and corporate spending levels. A decline in demand in any of these end markets, including a significant change in RV industry capacity; a loss of market share; or customer pricing pressure would result in lower sales and profits for this business. Profitability could also be adversely affected by an increase in the price of resin or fiberglass if we are unable to pass the incremental costs on to our customers. Additional risks include the loss of a principal supplier, and potential loss of market share to competing materials, such as wood or aluminum.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2018:

	Facilities - Owned
Location	Fluid Handling		Payment & Merchandising Technologies		Aerospace & Electronics		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing:
United States	7	798,509	9	1,391,552	6	724,240	4	644,333	—	—	26	3,558,634
Canada	—	—	—	—	—	—	—	—	—	—	—	—
Europe	7	1,081,454	4	828,766	—	—	—	—	—	—	11	1,910,220
Other international	5	468,972	2	294,666	—	—	—	—	—	—	7	763,638
	19	2,348,935	15	2,514,984	6	724,240	4	644,333	—	—	44	6,232,492
Non-Manufacturing:											—	—
United States	2	98,510	3	27,724	—	—	—	—	—	—	5	126,234
Canada	7	154,674	—	—	—	—	—	—	—	—	7	154,674
Europe	2	73,780	—	—	—	—	—	—	—	—	2	73,780
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	11	326,964	3	27,724	—	—	—	—	—	—	14	354,688

	Facilities - Leased
Location	Fluid Handling		Payment & Merchandising Technologies		Aerospace & Electronics		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	2	97,220	1	141,049	2	97,723	—	—	—	—	5	335,992
Canada	1	20,572	1	61,183	—	—	—	—	—	—	2	81,755
Europe	3	517,890	1	20,053	—	—	—	—	—	—	4	537,943
Other international	2	111,659	—	—	1	63,653	—	—	—	—	3	175,312
	8	747,341	3	222,285	3	161,376	—	—	—	—	14	1,131,002
Non-Manufacturing
United States	4	76,555	8	336,460	2	12,911	3	78,950	2	39,875	19	544,751
Canada	22	472,554	—	—	—	—	—	—	—	—	22	472,554
Europe	7	51,648	5	50,570	3	21,962	—	—	—	—	15	124,180
Other international	19	145,044	5	18,324	—	—	—	—	—	—	24	163,368
	52	745,801	18	405,354	5	34,873	3	78,950	2	39,875	80	1,304,853
In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.
Item 3. Legal Proceedings.
Discussion of legal matters is incorporated by reference to Part II, Item 8 under Note 11, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2018, there were 1,949 holders of record of Crane Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from December 31, 2013 through December 31, 2018 with the total stockholder returns for the S&P 500 Index and the S&P MidCap Capital Goods Index.  The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2013 and that all dividends were reinvested.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among Crane Co., S&P 500, and S&P 400 Mid Cap Capital Goods
Fiscal Year Ending December 31,

Crane Co.
S&P 500
S&P 400 Mid Cap Capital Goods
DOLLARS
300
250
200
150
100
50
0
2013
2014
2015
2016
2017
2018

		2013	2014	2015	2016	2017	2018
Crane Co	($)	100	89	74	114	144	118
S&P 500	($)	100	114	115	129	157	150
S&P 400 Mid Cap Capital Goods	($)	100	100	95	125	156	134

Purchases of Equity Securities
The following table summarizes our share repurchases during the three months ended December 31, 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1-31	290,955	$85.92	—	—
November 1-30	—	—	—	—
December 1-31	—	—	—	—
Total October 1 — December 31, 2018	290,955	$85.92	—	—
The table above only includes the open-market repurchases of our common stock during the three months ended December 31, 2018. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data
FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

	For the year ended December 31,
(in millions, except per share data)	2018	2017	2016	2015	2014
Net sales	$3,345.5	$2,786.0	$2,748.0	$2,740.5	$2,925.0
Operating profit (a) (c)	441.3	388.4	186.7	356.3	299.9
Interest expense	(50.9)	(36.1)	(36.5)	(37.6)	(39.2)
Income before taxes (a)	411.4	367.5	164.1	336.5	281.2
Provision for income taxes (b)	75.9	195.0	40.3	106.5	87.6
Net income before allocation to noncontrolling interests	335.5	172.5	123.8	230.0	193.6
Net income attributable to common shareholders (b)	$335.6	$171.8	$122.8	$228.9	$192.7
Basic earnings per share (b)	$5.63	$2.89	$2.10	$3.94	$3.28
Diluted earnings per share (b)	$5.50	$2.84	$2.07	$3.89	$3.23
Cash dividends per common share	$1.40	$1.32	$1.32	$1.32	$1.26
Total assets	$4,042.7	$3,593.5	$3,428.0	$3,336.9	$3,445.5
Long-term debt and Current maturities of long-term debt	$949.2	$743.5	$745.3	$744.6	$743.9
Accrued pension and postretirement benefits	$244.0	$240.5	$249.1	$235.4	$278.3
Long-term asbestos liability	$451.3	$520.3	$624.9	$470.5	$534.5
Long-term insurance receivable — asbestos	$75.0	$90.1	$125.2	$108.7	$126.8

(a)
Includes i) acquisition-related and integration charges of $19.8 million in 2018 and $7.8 million in 2017; ii) restructuring charges of $7.2 million in 2018 and restructuring charges, net of gain on property sale of $13.0 million in 2017; iii) an asbestos provision, net of insurance recoveries of $192.4 million in 2016; iv) a legal settlement charge of $5.0 million in 2016; v) an environmental liability provision of $55.8 million in 2014; and vi) a lawsuit settlement of $6.5 million in 2014.

(b)
Includes the tax effect of items cited in note (a) as well as i) the impact of the TCJA of $87 million in 2017; ii) a gain of $1.0 million related to the deconsolidation of a joint venture in 2017; iii) loss on divestiture of a small business of $1.1 million in 2014; and iv) gain on divestiture of real estate of $4.2 million in 2014.

(c)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of of $21.1 million in 2018, $13.6 million in 2017, $13.6 million in 2016, $16.6 million in 2015 and $16.4 million in 2014.

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
We are a diversified manufacturer of highly engineered industrial products. Our business consists of four segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary markets are chemicals, oil & gas, power, non-residential construction, automated payment solutions, banknote design and production and aerospace & defense, along with a wide range of general industrial and certain consumer related end markets.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — For the Years Ended December 31, 2018, 2017 and 2016

	For the year ended December 31,			2018 vs 2017 Favorable / (Unfavorable) Change		2017 vs 2016 Favorable / (Unfavorable) Change
(in millions, except %)	2018	2017	2016	$	%	$	%
Net sales:
Fluid Handling	$1,101.8	$1,042.5	$999.5	$59.3	5.7%	$43.0	4.3%
Payment & Merchandising Technologies	1,257.0	776.7	745.8	480.3	61.8%	30.9	4.1%
Aerospace & Electronics	743.5	691.4	745.7	52.1	7.5%	(54.3)	(7.3)%
Engineered Materials	243.2	275.4	257.0	(32.2)	(11.7)%	18.4	7.2%
Total net sales	$3,345.5	$2,786.0	$2,748.0	$559.5	20.1%	$38.0	1.4%
Sales growth:
Core business				$76.7	2.8%	$31.0	1.1%
Foreign exchange				11.9	0.4%	(6.8)	(0.2)%
Acquisitions/dispositions				470.9	16.9%	13.8	0.5%
Total sales growth				$559.5	20.1%	$38.0	1.4%
Operating profit:
Fluid Handling	$118.8	$101.7	$109.4	$17.1	16.8%	$(7.7)	(7.0)%
Payment & Merchandising Technologies	186.0	145.9	133.2	40.1	27.5%	12.7	9.5%
Aerospace & Electronics	164.2	160.3	149.7	3.9	2.4%	10.6	7.1%
Engineered Materials	37.8	49.4	49.0	(11.6)	(23.5)%	0.4	0.8%
Corporate expense	(65.5)	(68.9)	(62.2)	3.4	4.9%	(6.7)	(10.8)%
Corporate expense — Asbestos	—	—	(192.4)	—	NM	192.4	NM
Total operating profit	$441.3	$388.4	$186.7	$52.9	13.6%	$201.7	108.0%
Operating margin:
Fluid Handling	10.8%	9.8%	10.9%
Payment & Merchandising Technologies	14.8%	18.8%	17.9%
Aerospace & Electronics	22.1%	23.2%	20.1%
Engineered Materials	15.5%	17.9%	19.1%
Total operating margin	13.2%	13.9%	6.8%
Acquisition-related and integration charges (a)	$19.8	$7.8	$—
Restructuring and related charges (a)	$14.7	$13.0	$—
Change in presentation of pension and postretirement costs (b)	$21.1	$13.6	$13.6

(a)	Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
(b)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $21.1 million in 2018 and $13.6 million in each of 2017 and 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results
The comparability of our results from operations for the years ended December 31, 2018, 2017 and 2016 is affected by the following significant items:
Acquisition-Related and Integration Charges
During 2018 and 2017, we recorded pre-tax acquisition-related and integration charges of $19.8 million and $7.8 million, respectively, related to acquisition activity.
Acquisition-Related Inventory Step-Up and Backlog Amortization
In 2018, we recorded pre-tax acquisition-related inventory step-up and backlog amortization of $9.1 million, primarily associated with the acquisition of Crane Currency.
Restructuring and Related Charges
In 2018, we recorded pre-tax restructuring and related charges of $14.7 million related to the acquisition of Crane Currency and the 2017 repositioning actions. In 2017, we recorded pre-tax restructuring charges, net of gain on property sale, of $13.0 million related to repositioning activities in our Fluid Handling, Payment & Merchandising Technologies and Aerospace & Electronics segments.
Asbestos Charge
In 2016, we recorded a pre-tax charge of $192.4 million associated with extending the time horizon of our estimated asbestos liability through the generally accepted end point in 2059. Please refer to Part II, Item 8 under Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further discussion of the asbestos charge.
Huttig Legal Settlement Charge
In 2016, we recorded a pre-tax charge of $5.0 million associated with settlement of a legal matter with Huttig Building Products, Inc.
2018 compared with 2017
Sales increased by $559.5 million, or 20.1%, to $3,345.5 million in 2018. Net sales related to operations outside the U.S. for the years ended December 31, 2018 and 2017 was 37% of total net sales. The year-over-year change in sales included:

•	an increase in sales related to acquisitions, net, of $470.9 million, or 16.9%;

•	an increase in core sales of $76.7 million, or 2.8%; and

•	favorable foreign currency translation of $11.9 million, or 0.4%.
Operating profit increased by $52.9 million, or 13.6%, to $441.3 million in 2018. The increase in operating profit reflected the higher operating profit in our Payment & Merchandising Technologies, Fluid Handling and Aerospace & Electronics segments and lower corporate costs, partially offset by lower operating profit in our Engineered Materials segment. Operating profit in 2018 included 1) acquisition-related and integration charges of $19.8 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $9.1 million, primarily associated with the acquisition of Crane Currency; and 3) restructuring and related charges of $14.7 million.
2017 compared with 2016
Sales increased by $38.0 million to $2,786.0 million in 2017. Net sales related to operations outside the U.S. for the years ended December 31, 2017 and 2016 were 37% and 36% of total net sales, respectively. The year-over-year change in sales included:

•	an increase in core sales of $31.0 million, or 1.1%; and

•	a net acquisition benefit of $13.8 million, or 0.5%; partially offset by

•	unfavorable foreign currency translation of $6.8 million, or 0.2%.
Operating profit increased by $201.7 million, or 108.0%, to $388.4 million in 2017. The increase primarily related to the absence of a $192.4 million asbestos charge recorded in 2016, together with higher operating profit in our Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials segments. These increases were partially offset by lower operating profit in our Fluid Handling segment, a $13.0 million pre-tax restructuring charge, net of gain on property sale, and higher corporate costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive income

(in millions) For the year ended December 31,	2018	2017	2016
Net income before allocation to noncontrolling interests	$335.5	$172.5	$123.8
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(41.6)	86.9	(64.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(26.2)	9.2	(35.2)
Other comprehensive (loss) income, net of tax	(67.8)	96.1	(99.9)
Comprehensive income before allocation to noncontrolling interests	267.7	268.6	23.9
Less: Noncontrolling interests in comprehensive income	(0.3)	0.7	1.0
Comprehensive income attributable to common shareholders	$268.0	$267.9	$22.9
2018 compared with 2017
For the year ended December 31, 2018, comprehensive income before allocations to noncontrolling interests was $267.7 million compared to $268.6 million in 2017. The $0.9 million decrease was primarily driven by a $128.5 million unfavorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen, and a $35.4 million decrease due to changes in pension and postretirement plan assets and benefit obligations. These decreases were substantially offset by higher net income before allocation to noncontrolling interests of $163.0 million.
2017 compared with 2016
For the year ended December 31, 2017, comprehensive income before allocations to noncontrolling interests was $268.6 million compared to $23.9 million in 2016. The $244.7 million increase was primarily driven by a $151.6 million favorable impact of foreign currency translation adjustments year over year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen. The change was also attributable to a $48.7 million increase in net income before allocation to noncontrolling interests.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FLUID HANDLING

(in millions, except %) For the year ended December 31,	2018	2017	2016
Net sales by product line:
Process Valves and Related Products	$685.4	$640.1	$619.2
Commercial Valves	325.4	310.1	290.9
Other Products	91.0	92.3	89.4
Total net sales	$1,101.8	$1,042.5	$999.5
Operating profit	$118.8	$101.7	$109.4
Acquisition-related and integration charges (a)	$—	$2.9	$—
Restructuring and related charges (a)	$10.0	$10.6	$—
Change in presentation of pension and postretirement costs (b)	$15.3	$10.1	$10.1
Assets	$878.2	$941.6	$845.9
Operating margin	10.8%	9.8%	10.9%

(a)	Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
(b)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $15.3 million in 2018 and $10.1 million in each of 2017 and 2016.

2018 compared with 2017
Fluid Handling sales increased by $59.3 million, or 5.7%, to $1,101.8 million, driven by a core sales increase of $44.9 million, or 4.3%, favorable foreign currency translation of $12.2 million, or 1.2%, and a favorable net impact from acquisitions of $2.2 million, or 0.2%.

•
Sales of Process Valves and Related Products increased by $45.3 million, or 7.1%, to $685.4 million in 2018. The increase reflected a core sales increase of $26.8 million, or 4.2%, favorable foreign currency translation of $7.8 million, or 1.2%, as the euro strengthened against the U.S. dollar, and an increase in sales related to the Westlock acquisition of $10.7 million, or 1.7%. The core sales increase primarily reflects higher sales to the general industrial, chemical and oil & gas markets.

•
Sales of Commercial Valves increased by $15.3 million, or 4.9%, to $325.4 million in 2018, primarily driven by a core sales increase of $10.9 million, or 3.5%, and favorable foreign currency translation of $4.4 million, or 1.4%, as the British pound strengthened against the U.S. dollar. The core sales increase reflected higher sales in the Canadian non-residential construction market.

•
Sales of Other Products decreased by $1.3 million, or 1.4%, to $91.0 million in 2018, primarily reflecting a loss of sales due to the deconsolidation of a joint venture of $8.5 million, or 9.2%, partially offset by a core sales increase of $7.2 million, or 7.8%. The higher core sales were primarily a result of broad-based strength across primary end markets.

Fluid Handling operating profit increased by $17.1 million, or 16.8%, to $118.8 million in 2018. The increase was driven primarily by productivity and leverage on the higher sales volumes, partially offset by unfavorable mix.
2017 compared with 2016
Fluid Handling sales increased by $43.0 million, or 4.3%, to $1,042.5 million, driven by a core sales increase of $22.8 million, or 2.3%, a favorable net impact from acquisitions of $19.8 million, or 2.0%, and favorable foreign currency translation of $0.4 million.

•
Sales of Process Valves and Related Products increased by $20.9 million, or 3.4%, to $640.1 million in 2017, primarily related to a $21.5 million, or 3.5%, increase in sales related to an acquisition and, to a lesser extent, favorable foreign currency translation of $3.6 million, or 0.6%. These increases were partially offset by a core sales decline of $4.2 million, or 0.7%, primarily related to weaker conventional power end markets.

•
Sales of Commercial Valves increased by $19.2 million, or 6.6%, to $310.1 million in 2017, primarily driven by a core sales increase of $22.5 million, or 7.7%, partially offset by unfavorable foreign currency translation of $3.5 million, or

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.1%. The core sales increase primarily reflected stronger sales to the U.K. gas market and Canadian non-residential construction markets.

•
Sales of Other Products increased by $2.9 million, or 3.2%, to $92.3 million in 2017, primarily reflecting a core sales increase of $4.5 million, or 5.0%, partially offset by the loss of sales due to the deconsolidation of a joint venture of $1.6 million, or 1.8%. The higher core sales were primarily a result of greater demand from U.S. municipal end markets.

Fluid Handling operating profit decreased by $7.7 million, or 7.0%, to $101.7 million in 2017. The decrease was driven by the impact of unfavorable mix, higher restructuring and related charges of $10.6 million, higher material costs and higher transaction related expenses of $2.9 million, partially offset by productivity, price increases and the impact of higher volumes.
PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2018	2017	2016
Net sales by product line:
Payment Acceptance and Dispensing Products	$594.2	$575.9	$511.8
Banknotes and Security Products	458.2	—	—
Merchandising Equipment	204.6	200.8	234.0
Total net sales	$1,257.0	$776.7	$745.8
Operating profit	$186.0	$145.9	$133.2
Acquisition-related and integration charges (a)	$19.8	$0.7	$—
Restructuring and related charges (a)	$3.7	$12.2	$—
Change in presentation of pension and postretirement costs (b)	$2.9	$2.5	$2.3
Assets	$2,074.4	$1,215.7	$1,188.9
Operating margin	14.8%	18.8%	17.9%

(a)	Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
(b)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $2.9 million, $2.5 million and $2.3 million in 2018, 2017 and 2016, respectively.

2018 compared with 2017
Payment & Merchandising Technologies sales increased by $480.3 million, or 61.8%, to $1,257.0 million in 2018, reflecting an increase in sales related to acquisitions of $468.7 million, or 60.3%, and an increase in core sales of $12.2 million, or 1.6%, partially offset by unfavorable foreign currency translation of $0.6 million, or 0.1%.

•
Sales of Payment Acceptance and Dispensing Products increased $18.3 million, or 3.2%, to $594.2 million in 2018, reflecting a core sales increase of $9.4 million, or 1.6%, favorable foreign currency translation of $7.2 million, or 1.3%, as the British pound and euro strengthened against the U.S. dollar, and higher sales related to the 2017 Microtronic acquisition of $1.7 million, or 0.3%. The higher core sales were primarily related to higher sales to the financial services, gaming and vending vertical markets.

•	Sales of Banknotes and Security Products increased $458.2 million due to the acquisition of Crane Currency.

•
Sales of Merchandising Equipment increased $3.8 million, or 1.9%, to $204.6 million in 2018. The increase reflected a core sales increase of $2.8 million, or 1.4%, and favorable foreign currency of $1.0 million, or 0.5%.

Payment & Merchandising Technologies operating profit increased by $40.1 million, or 27.5%, to $186.0 million in 2018. The increase was driven by the contribution from the Crane Currency acquisition, leverage on higher core sales, strong productivity, restructuring savings, and lower restructuring and related charges. These increases were partially offset by an increase of $19.1 million of acquisition-related and integration charges and $8.7 million of acquisition-related inventory and backlog amortization associated with the Crane Currency acquisition, and to a lesser extent, accelerated strategic growth investments.
2017 compared with 2016
Payment & Merchandising Technologies sales increased by $30.9 million, or 4.1%, to $776.7 million in 2017, reflecting a core sales increase of $44.5 million, or 5.9%, partially offset by unfavorable foreign currency translation of $7.6 million, or 1.0%, and a decrease in sales related to divestitures, net of acquisitions, of $6.0 million, or 0.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Sales of Payment Acceptance and Dispensing Products increased $64.0 million, or 12.5%, to $575.9 million in 2017, driven by a core sales increase of $76.5 million, or 14.9%, reflecting strength across several end markets, but most notably in the retail vertical. Core sales were partially offset by unfavorable foreign currency translation of $6.5 million, or 1.3%, and a net divestiture/acquisition impact $6.0 million, or 1.1%. Unfavorable foreign currency translation was primarily a result of the British pound and, to a lesser extent, the Japanese yen weakening against the U.S. dollar.

•
Sales of Merchandising Equipment decreased $33.2 million, or 14.2%, to $200.8 million in 2017, reflecting a core sales decrease of $32.0 million, or 13.7%, and unfavorable foreign currency translation of $1.2 million, or 0.5%. The decrease in core sales was primarily related to lower capital spending by certain of our U.S. bottler customers.

Payment & Merchandising Technologies operating profit increased by $12.7 million, or 9.5%, to $145.9 million in 2017. The increase was primarily driven by the impact from the higher core sales and productivity, partially offset by unfavorable mix and an increase of $12.2 million in restructuring and related charges.
AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2018	2017	2016
Net sales by product line:
Commercial Original Equipment	$343.4	$346.1	$354.9
Military Original Equipment	195.7	159.0	200.3
Commercial Aftermarket	150.5	134.0	132.8
Military Aftermarket	53.9	52.3	57.7
Total net sales	$743.5	$691.4	$745.7
Operating profit	$164.2	$160.3	$149.7
Restructuring charges (gains), net (a)	$1.0	$(9.8)	$—
Change in presentation of pension and postretirement costs (b)	$0.6	$(0.1)	$0.1
Assets	$603.9	$573.0	$555.5
Operating margin	22.1%	23.2%	20.1%

(a)	Restructuring charges (gains), net are included in operating profit and operating margin.
(b)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $0.6 million, $(0.1) million and $0.1 million in 2018, 2017 and 2016, respectively.

2018 compared with 2017
Aerospace & Electronics sales increased $52.1 million, or 7.5%, to $743.5 million in 2018. The commercial market and military market accounted for 66% and 34%, respectively, of total segment sales in 2018. Sales to OEM and aftermarket customers in 2018 were 73% and 27% of total sales, respectively.

•
Sales of Commercial Original Equipment decreased by $2.7 million, or 0.8%, to $343.4 million in 2018. The sales decrease was driven by lower funded engineering sales following the completion of several development projects, partially offset by higher sales for large commercial aircraft and business jets.

•
Sales of Military Original Equipment increased by $36.7 million, or 23.1%, to $195.7 million in 2018, primarily reflecting sales for a large ground-based radar program in our Microwave business, as well as higher funded engineering sales.

•	Sales of Commercial Aftermarket increased by $16.5 million, or 12.3%, to $150.5 million in 2018, primarily reflecting higher sales of commercial spares.

•
Sales of Military Aftermarket increased by $1.6 million, or 3.1%, to $53.9 million in 2018, primarily reflecting higher sales of military spares, partially offset by lower sales related to modernization and upgrade programs.

Aerospace & Electronics operating profit increased by $3.9 million, or 2.4%, to $164.2 million in 2018, primarily as a result of the impact from the higher sales volumes, partially offset by the absence of the gain on sale of property recognized in 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 compared with 2016
Aerospace & Electronics sales decreased $54.3 million, or 7.3%, to $691.4 million in 2017. The commercial market and military market accounted for 69% and 31%, respectively, of total segment sales in 2017. Sales to OEM and aftermarket customers in 2017 were 73% and 27% of total sales, respectively.

•	Sales of Commercial Original Equipment decreased by $8.8 million, or 2.5%, to $346.1 million in 2017. The sales decrease was primarily driven by weaker sales to business jet and wide body end markets.

•
Sales of Military Original Equipment decreased by $41.3 million, or 20.6%, to $159.0 million in 2017. The sales decrease primarily reflected the non-repeat of a large military program that shipped in 2016.

•	Sales of Commercial Aftermarket increased by $1.2 million or 0.9%, to $134.0 million in 2017.

•	Sales of Military Aftermarket decreased by $5.4 million, or 9.4%, to $52.3 million in 2017. The sales decrease primarily reflected higher sales of modernization & upgrade programs in 2016.
Aerospace & Electronics operating profit increased by $10.6 million, or 7.1%, to $160.3 million in 2017, primarily as a result of strong productivity and a gain on sale of property, net of restructuring charges, related to repositioning activities in the fourth quarter of 2017, partially offset by the impact of the lower sales volume.
ENGINEERED MATERIALS

(in millions, except %) For the year ended December 31,	2018	2017	2016
Net sales by product line:
FRP- Recreational Vehicles	$119.0	$150.5	$131.2
FRP- Building Products	92.2	95.2	89.6
FRP- Transportation	32.0	29.7	36.2
Total net sales	$243.2	$275.4	$257.0
Operating profit	$37.8	$49.4	$49.0
Change in presentation of pension and postretirement costs (a)	$0.2	$—	$—
Assets	$222.1	$220.8	$224.7
Operating margin	15.5%	17.9%	19.1%

(a)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $0.2 million in 2018.

2018 compared with 2017
Engineered Materials sales decreased by $32.2 million, or 11.7%, to $243.2 million in 2018.

•	Sales of FRP panels to RV manufacturers decreased by $31.5 million, or 20.9%, to $119.0 million in 2018, reflecting lower RV industry production rates.

•	Sales of FRP to building products customers decreased $3.0 million, or 3.2%, to $92.2 million in 2018.

•	Sales of FRP to transportation customers increased $2.3 million, or 7.7%, to $32.0 million in 2018, primarily reflecting higher sales for trailer-related products.
Engineered Materials operating profit decreased by $11.6 million, or 23.5%, to $37.8 million in 2018, primarily reflecting the impact from the lower sales volumes and higher raw material costs, partially offset by higher pricing and productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2017 compared with 2016
Engineered Materials sales increased by $18.4 million, or 7.2%, to $275.4 million in 2017.

•	Sales of FRP panels to RV manufacturers increased by $19.3 million, or 14.7%, to $150.0 million in 2017, resulting primarily from market share gains and underlying market growth.

•
Sales of FRP to building products customers increased $5.6 million, or 6.3%, to $95.2 million in 2017, primarily reflecting higher sales in international markets and in the domestic retail channel, reflecting improved non-residential construction activity.

•	Sales of FRP to transportation customers decreased $6.5 million, or 18.0%, to $29.7 million in 2017, primarily reflecting lower sales of side skirts and tank cladding products.
Engineered Materials operating profit increased by $0.4 million, or 0.8%, to $49.4 million in 2017, reflecting higher volumes and strong productivity, partially offset by higher material costs.
CORPORATE

(in millions) For the year ended December 31,	2018	2017	2016
Corporate expense	$(65.5)	$(68.9)	$(62.2)
Corporate expense — Asbestos	—	—	(192.4)
Total Corporate expense	$(65.5)	$(68.9)	$(254.6)
Interest income	$2.3	$2.5	$1.9
Interest expense	$(50.9)	$(36.1)	$(36.5)
Miscellaneous income, net	$18.7	$12.7	$12.0
Change in presentation of pension and postretirement costs (a)	$2.1	$1.1	$1.1

(a)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $2.1 million in 2018 and $1.1 million in each of 2017 and 2016.

2018 compared with 2017
Total Corporate expense was lower by $3.4 million in 2018 primarily due to the absence of $4.2 million of transaction costs related to the acquisition of Crane Currency that were recorded in 2017.
Interest expense increased $14.8 million, or 41.0%. The increase was primarily related to additional debt associated with the acquisition of Crane Currency.
2017 compared with 2016
Total Corporate expense was lower by $185.7 million in 2017 primarily due to the absence of a $192.4 million asbestos charge and a $5.0 million legal settlement charge, both recorded in 2016. This decline was partially offset by transaction costs of $4.2 million related to the acquisition of Crane Currency. See Part II, Item 8 under Note 11, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further discussion on the 2016 asbestos and legal settlement charges. See Part II, Item 8 under Note 2 “Acquisitions and Divestitures,” in the Notes to Consolidated Financial Statements for further discussion on the acquisition of Crane Currency.
Income Tax

(in millions, except %) For the year ended December 31,	2018	2017	2016
Income before tax — U.S.	$296.4	$270.1	$63.5
Income before tax — non-U.S.	115.0	97.4	100.6
Income before tax — worldwide	$411.4	$367.5	$164.1
Provision for income taxes	$75.9	$195.0	$40.3
Effective tax rate	18.4%	53.1%	24.6%

Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world. See Application of Critical Accounting

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Policies included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Part II, Item 8 under Note 7, "Income Taxes" in the Notes to Consolidated Financial Statements.
2018 compared with 2017
Enacted on December 22, 2017, the TCJA significantly changed U.S. corporate income tax law and caused us to:

•	Remeasure our net deferred tax assets to the reduced 21% corporate income tax rate effective January 1, 2018 (“Re-measurement”),

•	Record a one-time transition tax on our previously deferred non-U.S. earnings (“Toll Tax”), and

•	Reassess our assertion regarding the re-investment of our non-US undistributed earnings (“Assertion Tax”).
We availed ourselves of the one-year measurement period provided by Staff Accounting Bulletin No. 118 (“SAB 118”), as described below, and have now completed our accounting for the TCJA.
During the years ended December 31, 2018 and 2017, we recorded the following (benefit) provision related to the enactment of the TCJA:

(in millions) December 31,	2018	2017
Re-measurement	$(5.1)	$75.0
Toll Tax	0.7	8.0
Assertion Tax	(0.4)	4.0
Total (benefit) provision for income taxes	$(4.8)	$87.0
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

We calculated this charge based on our understanding of both the TCJA as drafted and interpretative guidance issued as of the time of the filing of our Form 10-K last year.
On December 22, 2017, the SEC released SAB 118 which allowed registrants that do not have the necessary information available, prepared, or analyzed to complete the accounting for the TCJA to report provisional amounts in their SEC filings based on reasonable estimates.  Further, it provided a one year measurement period for registrants to complete their accounting for the TCJA.

In accordance with SAB 118, we considered the entire $87 million charge to be a provisional estimate as of December 31, 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2018	2017	2016
Net cash provided by (used in):
Operating activities	$413.8	$317.5	$318.1
Investing activities	(752.3)	(86.7)	(50.6)
Financing activities	(7.9)	(80.8)	(100.4)
Effect of exchange rates on cash and cash equivalents	(16.4)	46.5	(20.9)
(Decrease) increase in cash and cash equivalents	$(362.8)	$196.5	$146.2

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
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
On January 10, 2018, we completed the acquisition of Crane Currency, a supplier of banknotes and highly engineered banknote security features. The base purchase price of the acquisition was $800 million on a cash-free and debt-free basis. To fund the acquisition, we issued $340 million of commercial paper under our commercial paper program, drew $100 million and $200 million from our 364-day Credit Agreement and 3-year Term Loan Credit Agreement, respectively, together with cash on hand.
On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due March 2048. In March 2018, we used the net proceeds from the Public Offering, together with cash on hand, to repay all of the $100 million outstanding under our 364-day Credit Agreement as well as the $250 million of outstanding 2.75% notes due in December 2018.
On October 23, 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. Prior to this increase, the commercial paper program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $500 million under the original terms of the commercial paper program at any time outstanding. There were no borrowings outstanding under our commercial paper program as of December 31, 2018.
As described in Note 7, "Income Taxes," the TCJA significantly changed U.S. tax law, eliminating the incremental U.S. taxes normally due upon repatriation. As a result, we distributed $357 million from our non-U.S. subsidiaries during the second quarter of 2018 to repay our $200 million 3-year Term Loan Credit Agreement and certain amounts outstanding under the commercial paper program. While our non-U.S. subsidiaries held $336 million as of December 31, 2018, we do not currently forecast the need to use to this cash to fund our day-to-day U.S. operations.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $413.8 million in 2018, compared to $317.5 million in 2017. Increases in cash generated resulted primarily from higher cash earnings partially offset by higher defined benefit plan and postretirement contributions, which included a $28.0 million discretionary contribution in the third quarter of 2018. Net pre-tax asbestos-related payments in 2018 and 2017 were $63.9 million and $62.5 million, respectively. In 2019, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures and cash provided by divestitures of businesses or assets. Cash used for investing activities was $752.3 million in 2018, compared to $86.7 million in 2017. The increase in cash used for investing activities was driven by net cash paid of $648.0 million for the acquisition of Crane Currency and, to a lesser extent, higher capital expenditures compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $90 million in 2019, reflecting $30 million of capital requirements resulting from Crane Currency, as well as continued investments in new product development initiatives, primarily in our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $7.9 million in 2018, compared to $80.8 million in 2017. The decrease in cash used was driven by $109.6 million of debt proceeds, net of repayments, partially offset by $25.1 million of additional cash used for the repurchase of shares and $9.1 million of lower proceeds from stock option exercises.
Financing Arrangements
On March 2, 2015, we entered into a commercial paper program (the “CP Program”) from which we may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million under the original terms of the CP Program. The Notes have maturities of up to 397 days from date of issue. The Notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of December 31, 2017, there were no outstanding borrowings.  In January 2018, we issued $340 million under the CP Program to fund the acquisition of Crane Currency. On October 23, 2018, we increased the size of the CP Program to permit the issuance of Notes in an aggregate principal amount not to exceed $550 million at any time outstanding. As of December 31, 2018, there were no borrowings outstanding under the CP Program.
In December 2017, we entered into a $550 million five year Revolving Credit Agreement (the “2017 Facility”), which replaced an existing $500 million revolving credit facility. The 2017 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. The loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a base rate, plus a margin ranging from 0.0% to 0.50% depending upon the ratings by S&P and Moody’s of its senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBOR for an interest period to be selected by the Company, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating.  The 2017 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2017 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of the Company. As of December 31, 2018, there were no outstanding borrowings under the 2017 Facility.

Total debt was $949.2 million and $743.5 million as of December 31, 2018 and 2017, respectively. Our indebtedness as of December 31, 2018 was as follows:

•	$298.6 million of 4.45% notes due 2023;

•	$198.2 million of 6.55% notes due 2036;

•	$345.9 million of 4.20% notes due 2048;

•	$81.4 million of a Syndicated loan facility due through 2033; and

•	$26.7 million of a Building loan facility due through 2037.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
4.20% notes due March 2048 - In February 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due 2048 (the "2048 Notes"). The 2048 Notes bear interest at a rate of 4.20% per annum and mature on March 15, 2048. Interest on the 2048 Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2018. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.29%
The 4.45% notes due December 2023 were issued under an indenture dated as of December 13, 2013. The 6.55% notes due November 2036 were issued under an indenture dated as of April 1, 1991. The 4.20% notes due December 2048 were issued under an indenture dated as of February 5, 2018. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
Syndicated Loan and Building Loan Facilities - As part of the acquisition of Crane Currency, we assumed €59 million of borrowings under a €72 million Syndicated Loan Facility Agreement (the “Syndicated Loan Facility”) with the borrower being Crane Currency Malta. The Syndicated Loan Facility allows borrowings under two facilities in the amounts of €49 million (“Facility 1”) and €23 million (“Facility 2”). The proceeds from the Syndicated Loan Facility may be used to purchase equipment for a printing facility in Malta.  As of December 31, 2018, there was €71.1 million (€48.1 million from Facility 1 and €23.0 million from Facility 2) of outstanding borrowings.  The Syndicated Loan Facility requires monthly principal payments, after the facilities are fully drawn, of €0.3 million from October 2018 through March 2032 for Facility 1 and €0.1 million from June 2019 through January 2033 for Facility 2.  Interest is based on EURIBOR, plus a margin of 3.5% and is payable on a monthly basis.  The Syndicated Loan Facility contains customary affirmative and negative covenants, including limitations on the subsidiary with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and payment of dividends. Crane Currency Malta must also maintain a debt service cover ratio ranging from 1.2 to 1.5 over specified periods and a debt-to-equity ratio ranging from 2.5 to 1.5 over specified periods. The Syndicated Loan Facility provides for customary events of default. We also assumed €22.4 million of borrowings under a €27.0 million Building Loan Facility Agreement (the “Building Loan Facility”).  The proceeds from the Building Loan Facility may be used to finance construction of the printing facility in Malta.  As of December 31, 2018, there were €23.3 million of outstanding borrowings.  The Building Loan Facility requires quarterly principal payments of €0.4 million from March 2018 through March 2037.  Interest is 1.5% and is payable on a quarterly basis.  The Building Loan Facility provides for customary events of default.
As of December 31, 2018, our total debt to total capitalization ratio was 38%, computed as follows:

(in millions)	December 31, 2018
Current maturities of long-term debt	$6.9
Long-term debt	942.3
Total indebtedness	$949.2
Total shareholders’ equity	1,524.2
Capitalization	$2,473.4
Total indebtedness to capitalization	38%
Other - As of December 31, 2018, we had open standby letters of credit of $57.9 million issued pursuant to a $165.5 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Ratings
As of December 31, 2018, our senior unsecured debt was rated BBB by Standard & Poor’s with a Stable outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2018:

	Payment due by Period
(in millions)	Total	2019	2020 -2021	2022 -2023	2024 and after
Debt (a)	$958.1	$6.9	$15.5	$315.5	$620.2
Fixed interest payments (b)	757.2	44.8	88.9	87.3	536.2
Operating lease payments	147.3	23.4	36.6	26.6	60.7
Purchase obligations	123.5	118.9	4.0	0.5	0.1
Pension and postretirement benefits (c)	554.8	49.5	102.3	108.8	294.2
Other long-term liabilities reflected on Consolidated Balance Sheets (d)	—	—	—	—	—
Total	$2,540.9	$243.5	$247.3	$538.7	$1,511.4
(a) Debt includes scheduled principal payments only.
(b) Variable interest payments under our Syndicated Loan Facility were estimated using EURIBOR plus 3.5% as of December 31, 2018.
(c) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2028.
(d) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability
($451.3 million), long-term environmental liability ($22.3 million) and gross unrecognized tax benefits ($38.1 million) and related gross interest and penalties ($7.2 million).
Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2018	2017
Current maturities of long-term debt	$6.9	$249.4
Long-term debt	942.3	494.1
Total debt	949.2	743.5
Less cash and cash equivalents	343.4	706.2
Net debt *	605.8	37.3
Equity	1,527.1	1,348.5
Net capitalization*	$2,132.9	$1,385.8
Net debt to equity*	39.7%	2.8%
Net debt to net capitalization*	28.4%	2.7%

*
Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance.

Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.

In 2018, equity increased $178.6 million as a result of net income attributable to common shareholders of $335.5 million and changes in stock option exercises of $24.0 million, partially offset by cash dividends of $83.5 million, share repurchases of $50.1 million, changes in currency translation adjustment of $41.6 million and changes in pension and post retirement plan assets and benefit obligations, net of tax of $26.2 million
Off Balance Sheet Arrangements
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
For 2019, we expect a total year-over-year sales decline of approximately 2%, driven by a slight core sales decline, and a 1% to 2% impact from unfavorable foreign exchange. We expect an improvement in operating profit, driven primarily by improved productivity and benefits from repositioning actions, and lower acquisition-related and integration charges and restructuring related costs.
Fluid Handling
In 2019, we expect Fluid Handling sales to increase in the low single-digit range compared to 2018, driven by mid single-digit core sales growth, largely offset by unfavorable foreign currency translation.
We expect Process Valves and Related Products sales to increase in the low single-digit range compared to 2018, driven by a mid single-digit core sales increase, partially offset by unfavorable foreign exchange. Excluding foreign exchange, we expect order rates in 2019 to improve compared to 2018 as our end markets continue to slowly recover.
We expect Commercial Valves sales to decrease in the low single-digit range compared to 2018, driven by a mid single-digit impact from unfavorable foreign exchange, partially offset by low single-digit core growth.
We expect Other Products sales to increase in the mid to high single-digit range compared to 2018 driven by growth in the U.S. military, municipal and non-residential construction markets.
For the segment, we expect an improvement in both operating profit and operating margin compared to 2018, driven by benefits from core sales growth, strong productivity, restructuring savings and lower restructuring and related costs.
Payment & Merchandising Technologies
We expect Payment & Merchandising Technologies sales to decline in the high single-digit range compared to 2018, driven by a mid to high single-digit decline in core sales, and a low single-digit impact from unfavorable foreign exchange.
At CPI, we expect core sales growth to be positive despite very challenging comparisons in the gaming and retail vertical markets, with growth across vending, financial services and transportation vertical markets. At CMS, we expect an improvement in core sales driven primarily by better demand from large bottler customers and full-line operators. At Crane Currency, we expect core sales to decline driven by substantially lower sales to one particular customer. We expect the segment’s operating profit and operating margin to increase compared to 2018, driven by substantially lower acquisition and restructuring costs, along with benefits from repositioning actions and productivity, partially offset by the impact of the lower volume.
Aerospace & Electronics
We expect Aerospace & Electronics core sales to increase in the mid single-digit range compared to 2018. For 2019, we expect that commercial market conditions will remain generally positive, and we expect continued sales growth from our commercial OEM business. We do expect a decline in our defense OEM business because of challenging comparisons from a large ground based radar program in 2018. We expect 2019 aftermarket sales to be approximately flat compared to last year after extremely strong shipments in 2018 and reflecting timing related to certain initial provisioning orders. We expect segment operating profit and operating margin in 2019 to increase compared to 2018 driven primarily by the impact of the higher volume, improved productivity, and benefits from repositioning actions, partially offset by unfavorable mix.
Engineered Materials
In 2019, we expect the Engineered Materials segment sales will be comparable to 2018. We expect a modest decline in sales to RV manufacturers, offset by higher sales to our building product customers. Segment operating profit and operating margin are expected to decline slightly compared to 2018.

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

Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers”, we recognize revenue when control of the promised goods or services in a contract transfers to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when both parties have approved and committed to the terms, each party’s rights and payment obligations under the contract are identifiable, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration.
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use exists for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis.
Income Taxes.  We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”), which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.
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

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of the Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of our Consolidated Balance Sheets.
Goodwill and Other Intangible Assets.  As of December 31, 2018, we had $1,403.7 million of goodwill. Our business acquisitions typically result in the generation of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if impairment exists. Impairment testing takes place more often than annually if events or circumstances indicate a change in the impairment status. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2018, we had eight reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to their respective carrying value. Goodwill is considered to be potentially impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 10.0% and 13.0% (a weighted average of 10.9%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed from the prior year. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate our discounted cash flow results where fair value is estimated based on earnings before income taxes, depreciation, and amortization ("EBITDA") and revenue multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2018, 2017 or 2016.
As of December 31, 2018, we had $481.8 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief of royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.
In addition to annual testing for impairment of indefinite-lived intangible assets, we review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments which impact these assessments relate to the expected useful lives of definite-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe there have been no events or circumstances which would more likely than not reduce the fair value of our indefinite-lived or definite-lived intangible assets below their carrying value.
Asbestos Liability and Related Insurance Coverage and Receivable.  As of December 31, 2018, we had an aggregate asbestos liability of $517 million for pending claims and future claims projected to be filed against us through 2059. Estimation of our exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We retained an independent actuarial firm to assist management in estimating our asbestos liability in the tort system. The actuarial consultants review information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by the actuarial consultants to project future asbestos costs is based on our recent historical experience for claims filed, settled and dismissed during a base reference period. Our experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, the actuarial consultants estimate the number of future claims that would be filed against us and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with us, the actuarial consultants augment our liability estimate for the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, the actuarial consultants compile an estimate of our asbestos liability for pending and future claims using a range of reference periods based on claim experience and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate. These factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, we continue to monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.

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
Management has made its best estimate of the costs through 2059. Through December 31, 2018, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2018.
In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. As of December 31, 2016, we had an aggregate asbestos insurance receivable of $143 million. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. The insurance receivable was $91 million as of December 31, 2018.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2018 is substantially all for the Goodyear Site. Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the third quarter of 2014, the EPA issued a Record of Decision amendment requiring, among other things, additional source area remediation resulting in us recording a charge of $49 million, extending the accrued costs through 2022. As of December 31, 2018, the total estimated gross liability for the Goodyear Site was $33.1 million.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site.
Pension Plans.  In the U.S., we sponsor a defined benefit pension plan that covers approximately 20% of all U.S. employees. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 9% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are generally funded with trustees in respect to past and current service.
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
The net periodic pension benefit was $15.3 million, $8.2 million and $8.9 million in 2018, 2017 and 2016, respectively. The net periodic pension benefit was $7.1 million higher in 2018 compared to 2017, driven by higher expected return on plan assets for both U.S. and non U.S. plans. Employer cash contributions were $57.5 million, $12.7 million and $8.3 million in 2018, 2017 and 2016, respectively. Employer cash contributions in 2018 included $28 million of discretionary contributions.
Holding all other factors constant, a decrease in the expected long-term rate of return of plan assets by 0.25 percentage points would have increased 2018 pension expense by $1.0 million for U.S. pension plans and $1.2 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2018 pension expense by $0.1 million for U.S. pension plans and $0.6 million for non-U.S. pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The weighted average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits
For the year ended December 31,	2018	2017	2016
Benefit Obligations
U.S. Plans:
Discount rate	4.36%	3.75%	4.29%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.42%	2.15%	2.29%
Rate of compensation increase	3.06%	2.80%	2.85%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	3.75%	4.29%	4.41%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.15%	2.29%	3.30%
Expected rate of return on plan assets	6.49%	6.45%	6.77%
Rate of compensation increase	2.80%	2.85%	2.81%
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
Total debt outstanding was $949.2 million as of December 31, 2018, which was at fixed rates of interest ranging from 4.20% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.

•	Our year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.

•
Based on a sensitivity analysis as of December 31, 2018, a 10% change in the foreign currency exchange rates for the year ended December 31, 2018 would have impacted our net earnings by approximately $11.8 million, due primarily to the British pound, Canadian dollar, Swedish krona and Euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2018, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Crane Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Stamford, CT
February 25, 2019

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2018	2017	2016
Net sales	$3,345.5	$2,786.0	$2,748.0
Operating costs and expenses:
Cost of sales	2,156.2	1,770.9	1,758.3
Selling, general and administrative	721.0	605.9	610.6
Asbestos provision	—	—	192.4
Restructuring charges	7.2	13.0	—
Acquisition-related and integration charges	19.8	7.8	—
	2,904.2	2,397.6	2,561.3
Operating profit	441.3	388.4	186.7
Other income (expense):
Interest income	2.3	2.5	1.9
Interest expense	(50.9)	(36.1)	(36.5)
Miscellaneous income, net	18.7	12.7	12.0
	(29.9)	(20.9)	(22.6)
Income before income taxes	411.4	367.5	164.1
Provision for income taxes	75.9	195.0	40.3
Net income before allocation to noncontrolling interests	335.5	172.5	123.8
Less: Noncontrolling interest in subsidiaries’ (loss) earnings	(0.1)	0.7	1.0
Net income attributable to common shareholders	$335.6	$171.8	$122.8

Basic earnings per share	$5.63	$2.89	$2.10
Weighted average basic shares outstanding	59.6	59.4	58.5

Diluted earnings per share	$5.50	$2.84	$2.07
Weighted average diluted shares outstanding	61.0	60.4	59.3

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2018	2017	2016
Net income before allocation to noncontrolling interests	$335.5	$172.5	$123.8
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(41.6)	86.9	(64.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(26.2)	9.2	(35.2)
Other comprehensive (loss) income, net of tax	(67.8)	96.1	(99.9)
Comprehensive income before allocation to noncontrolling interests	267.7	268.6	23.9
Less: Noncontrolling interests in comprehensive income	(0.3)	0.7	1.0
Comprehensive income attributable to common shareholders	$268.0	$267.9	$22.9

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$343.4	$706.2
Current insurance receivable — asbestos	16.0	25.0
Accounts receivable, net	515.8	418.4
Inventories	411.5	349.3
Other current assets	76.2	19.6
Total current assets	1,362.9	1,518.5
Property, plant and equipment, net	599.1	282.4
Insurance receivable — asbestos	75.0	90.1
Long-term deferred tax assets	18.8	104.2
Other assets	101.4	114.6
Intangible assets, net	481.8	276.8
Goodwill	1,403.7	1,206.9
Total assets	4,042.7	$3,593.5
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$6.9	$249.4
Accounts payable	329.2	247.4
Current asbestos liability	66.0	85.0
Accrued liabilities	337.1	252.1
U.S. and foreign taxes on income	1.0	3.6
Total current liabilities	740.2	837.5
Long-term debt	942.3	494.1
Accrued pension and postretirement benefits	244.0	240.5
Long-term deferred tax liability	53.2	44.9
Long-term asbestos liability	451.3	520.3
Other liabilities	84.6	107.7
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 59,508,401 shares outstanding (59,411,636 in 2017)	72.4	72.4
Capital surplus	303.5	291.7
Retained earnings	2,072.1	1,813.3
Accumulated other comprehensive loss	(447.6)	(380.1)
Treasury stock; 12,917,713 treasury shares (13,014,503 in 2017)	(476.2)	(452.1)
Total shareholders’ equity	1,524.2	1,345.2
Noncontrolling interest	2.9	3.3
Total equity	1,527.1	1,348.5
Total liabilities and equity	$4,042.7	$3,593.5
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in millions)	2018	2017	2016
Operating activities:
Net income attributable to common shareholders	$335.6	$171.8	$122.8
Noncontrolling interest in subsidiaries' (loss) earnings	(0.1)	0.7	1.0
Net income before allocations to noncontrolling interests	335.5	172.5	123.8
Asbestos provision	—	—	192.4
Loss (gain) on deconsolidation of joint venture	1.7	(1.0)	—
Gain on sale of property related to facility consolidation	—	(11.1)	—
Depreciation and amortization	120.0	72.7	67.4
Stock-based compensation expense	21.6	21.8	21.7
Defined benefit plans and postretirement credit	(15.0)	(8.5)	(9.1)
Deferred income taxes	47.7	102.3	(25.1)
Cash provided by operating working capital	16.3	54.0	27.0
Defined benefit plans and postretirement contributions	(59.8)	(13.2)	(8.8)
Environmental payments, net of reimbursements	(6.3)	(6.3)	(11.6)
Payments for asbestos-related fees and costs, net of insurance recoveries	(63.9)	(62.5)	(56.0)
Other	16.0	(3.2)	(3.6)
Total provided by operating activities	413.8	317.5	318.1

Investing activities:
Capital expenditures	(108.8)	(49.0)	(51.5)
Proceeds from disposition of capital assets	1.9	22.3	0.9
Impact of deconsolidation of joint ventures	2.6	(5.2)	—
Payments for acquisitions, net of cash acquired	(648.0)	(54.8)	—
Total used for investing activities	(752.3)	(86.7)	(50.6)

Financing activities:
Dividends paid	(83.5)	(78.4)	(77.2)
Reacquisition of shares on open market	(50.1)	(25.0)	—
Stock options exercised, net of shares reacquired	16.1	25.2	26.4
Debt issuance costs	(5.4)	(2.6)	—
Repayment of long-term debt	(452.2)	—	—
Repayment of short-term debt	(100.0)	—	—
Repayment of commercial paper	—	—	(49.6)
Proceeds from issuance of long-term debt	567.2	—	—
Proceeds from issuance of short-term debt	100.0	—	—
Total used for financing activities	(7.9)	(80.8)	(100.4)
Effect of exchange rates on cash and cash equivalents	(16.4)	46.5	(20.9)
(Decrease) increase in cash and cash equivalents	(362.8)	196.5	146.2
Cash and cash equivalents at beginning of period	706.2	509.7	363.5
Cash and cash equivalents at end of period	$343.4	$706.2	$509.7

Detail of cash provided by (used for) operating working capital:
Accounts receivable	$4.8	$(10.1)	$(6.2)
Inventories	(38.8)	6.4	24.9
Other current assets	(11.4)	0.8	(2.4)
Accounts payable	37.0	17.5	5.5
Accrued liabilities	40.9	30.8	9.6
U.S. and foreign taxes on income	(16.2)	8.6	(4.4)
Total	$16.3	$54.0	$27.0
Supplemental disclosure of cash flow information:
Interest paid	$47.5	$36.0	$36.8
Income taxes paid	$58.4	$84.1	$69.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2015	72.4	$263.6	$1,674.3	$(376.7)	$(494.2)	$1,139.4	$11.4	$1,150.8
Net income	—	—	122.8	—	—	122.8	1.0	123.8
Cash dividends ($1.32 per share)	—	—	(77.2)	—	—	(77.2)	—	(77.2)
Exercise of stock options, net of shares reacquired, 681,173	—	—	—	—	30.4	30.4	—	30.4
Stock option amortization	—	6.3	—	—	—	6.3	—	6.3
Restricted stock, net	—	7.0	—	—	4.5	11.5	—	11.5
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(35.2)	—	(35.2)	—	(35.2)
Currency translation adjustment	—	—	—	(64.2)	—	(64.2)	(0.5)	(64.7)
BALANCE DECEMBER 31, 2016	72.4	$276.9	$1,719.9	$(476.1)	$(459.3)	$1,133.8	$11.9	$1,145.7
Net income	—	—	171.8	—	—	171.8	0.7	172.5
Cash dividends ($1.32 per share)	—	—	(78.4)	—	—	(78.4)	—	(78.4)
Reacquisition on open market 331,632 shares	—	—	—	—	(25.0)	(25.0)	—	(25.0)
Exercise of stock options, net of shares reacquired, 620,927	—	—	—	—	30.6	30.6	—	30.6
Stock option amortization	—	6.1	—	—	—	6.1	—	6.1
Restricted stock, net	—	8.7	—	—	1.6	10.3	—	10.3
Deconsolidation of a joint venture	—	—	—	—	—	—	(9.4)	(9.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	9.2	—	9.2	—	9.2
Currency translation adjustment	—	—	—	86.8	—	86.8	0.1	86.9
BALANCE DECEMBER 31, 2017	72.4	$291.7	$1,813.3	$(380.1)	$(452.1)	$1,345.2	$3.3	$1,348.5
Net income	—	—	335.6	—	—	335.6	(0.1)	335.5
Cash dividends ($1.40 per share)	—	—	(83.5)	—	—	(83.5)	—	(83.5)
Reacquisition on open market 582,066 shares	—	—	—	—	(50.1)	(50.1)	—	(50.1)
Cumulative effect of adoption of ASC 606	—	—	6.7	—	—	6.7	—	6.7
Exercise of stock options, net of shares reacquired 449,948	—	—	—	—	24.0	24.0	—	24.0
Stock option amortization	—	5.9	—	—	—	5.9	—	5.9
Restricted stock, net	—	5.9	—	—	2.0	7.9	—	7.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(26.2)	—	(26.2)	—	(26.2)
Currency translation adjustment	—	—	—	(41.3)	—	(41.3)	(0.3)	(41.6)
BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
We are a diversified manufacturer of highly engineered industrial products comprised of four reporting segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. The primary markets are chemicals, oil & gas, power, non-residential construction, automated payment solutions, banknote design and production and aerospace & defense, along with a wide range of general industrial and certain consumer related end markets.
See Note 3, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Significant Accounting Policies
Accounting Principles. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Crane Co. and our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As used in these notes, the terms "we," "us," "our," "Crane" and the "Company" mean Crane Co. and our subsidiaries unless the context specifically states or implies otherwise.
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
Revenue Recognition. In accordance with Accounting Standards Codification (“ASC”) Topic 606 “Revenue from Contracts with Customers”, we recognize revenue when control of the promised goods or services in a contract transfers to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We account for a contract when both parties have approved and committed to the terms, each party’s rights and payment obligations under the contract are identifiable, the contract has commercial substance, and it is probable that we will collect substantially all of the consideration. When shipping and handling activities are performed after the customer obtains control of product, we elect to account for shipping and handling as activities to fulfill the promise to transfer the product. In determining the transaction price of a contract, we exercise judgment to determine the total transaction price when it includes estimates of variable consideration, such as rebates and milestone payments. We generally estimate variable consideration using the expected value method and consider all available information (historical, current, and forecasted) in estimating these amounts. Variable consideration is only included in the transaction price to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We elect to exclude from the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer.
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis.
When there are multiple performance obligations in a single contract, the total transaction price is allocated to each performance obligation based on their relative standalone selling prices. We maximize the use of observable data inputs and consider all information (including market conditions, segment-specific factors, and information about the customer or class of customer) that is reasonably available. The standalone selling price for our products and services is generally determined using an observable list price, which differs by class of customer.
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2018, backlog was $1,073 million. We expect to recognize approximately 93% of our remaining performance obligations as revenue in 2019, an additional 4% by 2020 and the balance thereafter.
Revenue recognized from performance obligations satisfied in previous periods (for example, due to changes in the transaction price or estimates), was not material in any period.
Payment for products is due within a limited time period after shipment or delivery, and we do not offer extended payment terms. Payment is typically due within 30-90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide us with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing us with a significant financing benefit.
When an unconditional right to consideration exists, we record these amounts as receivables. When amounts are dependent on factors other than the passage of time in order for payment from a customer to become due, we record a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. See Note 8, “Contract Assets and Contract Liabilities” for further details.
We pay sales commissions related to certain contracts, which qualify as incremental costs of obtaining a contract. However, the sales commissions generally relate to contracts for products or services satisfied at a point in time or over a period of time less than one year. As a result, we apply the practical expedient that allows an entity to recognize incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that would have been recognized is one year or less.
See Note 3, “Segment Results” for disclosures related to disaggregation of revenue.
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
Income Taxes.  We account for income taxes in accordance with ASC Topic 740 “Income Taxes” (“ASC 740”) which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect of a change in tax rates on deferred income taxes is recognized in income in the period when the change is enacted.
Based on consideration of all available evidence regarding their utilization, we record net deferred tax assets to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, we establish a valuation allowance for the amount that, in management's judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. The evidence we consider in reaching such conclusions includes, but is not limited to, (1) future reversals of existing taxable temporary differences, (2) future taxable income exclusive of reversing taxable temporary differences, (3) taxable income in prior carryback year(s) if carryback is permitted under the tax law, (4) cumulative losses in recent years, (5) a history of tax losses or credit carryforwards expiring unused, (6) a carryback or carryforward period that is so brief it limits realization of tax benefits, and (7) a strong earnings history exclusive of the loss that created the carryforward and support showing that the loss is an aberration rather than a continuing condition.
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
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of our Consolidated Statement of Operations, while accrued interest and penalties are included within the related tax liability line of our Consolidated Balance Sheets.
Earnings Per Share.  Our basic earnings per share calculations are based on the weighted average number of common shares outstanding during the year. Shares of restricted stock are included in the computation of both basic and diluted earnings per share. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potential dilutive common shares outstanding during the year.

(in millions, except per share data) For the year ended December 31,	2018	2017	2016
Net income attributable to common shareholders	$335.6	$171.8	$122.8

Weighted average basic shares outstanding	59.6	59.4	58.5
Effect of dilutive stock options	1.4	1.0	0.8
Weighted average diluted shares outstanding	61.0	60.4	59.3

Basic earnings per share	$5.63	$2.89	$2.10
Diluted earnings per share	$5.50	$2.84	$2.07
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2018, 2017 and 2016, the number of stock options excluded from the computation was 0.4 million, 0.4 million and 0.9 million, respectively.
Cash and Cash Equivalents.  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable.  Receivables are carried at net realizable value.
A summary of allowance for doubtful accounts activity follows:

(in millions) December 31,	2018	2017	2016
Balance at beginning of year	$7.2	$7.3	$4.7
Provisions	1.1	2.2	6.1
Deductions	(0.7)	(2.3)	(3.5)
Balance at end of year	$7.6	$7.2	$7.3
Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories.  Inventories consist of the following:

(in millions) December 31,	2018	2017
Finished goods	$116.2	$101.1
Finished parts and subassemblies	45.9	46.1
Work in process	55.4	51.6
Raw materials	194.0	150.5
Total inventories	$411.5	$349.3
Inventories include the costs of material, labor and overhead and are stated at the lower of cost or market. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have reduced cost of sales by $2.5 million, increased cost of sales by $0.4 million and reduced cost of sales by $1.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The portion of inventories costed using the LIFO method was 28% and 32% of consolidated inventories as of December 31, 2018 and 2017, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $9.9 million and $13.6 million as of December 31, 2018 and 2017, respectively. The reserve for excess and obsolete inventory was $67.1 million and $57.9 million as of December 31, 2018 and 2017, respectively.
Valuation of Long-Lived Assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. Judgments which impact these assessments relate to the expected useful lives of long-lived assets and our ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets, and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of long-lived assets, there is risk that the carrying value of our long-lived assets may require adjustment in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment, net.  Property, plant and equipment, net consist of the following:

(in millions) December 31,	2018	2017
Land	$77.5	$62.7
Buildings and improvements	259.6	183.4
Machinery and equipment	848.5	593.3
Gross property, plant and equipment	1,185.6	839.4
Less: accumulated depreciation	586.5	557.0
Property, plant and equipment, net	$599.1	$282.4
Property, plant and equipment are stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from ten to 25 years for buildings and improvements and three to ten years for machinery and equipment. Depreciation expense was $72.7 million, $41.0 million and $40.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The increase in Property, plant and equipment, net and depreciation expense was driven by the acquisition of Crane Currency.
Goodwill and Other Intangible Assets.  Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below our carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2018, we had eight reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 10.0% and 13.0% (a weighted average of 10.9%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test performed during the fourth quarter of 2018, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit. No impairment charges have been required during 2018, 2017 or 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance at December 31, 2016	$212.3	$563.3	$202.3	$171.3	$1,149.2
Additions	22.6	8.9	—	—	31.5
Currency translation	10.5	15.5	0.1	0.1	26.2
Balance as of December 31, 2017	245.4	587.7	202.4	171.4	$1,206.9
Additions	—	208.4	—	—	208.4
Currency translation	(4.6)	(6.9)	—	(0.1)	(11.6)
Balance as of December 31, 2018	$240.8	789.2	$202.4	$171.3	$1,403.7
For the year ended December 31, 2018, additions to goodwill represent the purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to goodwill represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions and Divestitures" for further details.
As of December 31, 2018, we had $481.8 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2017, the Company had $276.8 million of net intangible assets, of which $28.7 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to intangible assets are as follows:

(in millions) December 31,	2018	2017	2016
Balance at beginning of period, net of accumulated amortization	$276.8	$282.2	$317.1
Additions	252.8	18.2	—
Amortization expense	(44.5)	(30.9)	(30.7)
Currency translation and other	(3.3)	7.3	(4.2)
Balance at end of period, net of accumulated amortization	$481.8	$276.8	$282.2
For the year ended December 31, 2018, additions to intangible assets represent the purchase price allocation related to the January 2018 acquisition of Crane Currency. For the year ended December 31, 2017, additions to intangible assets represent the purchase price allocation related to the April 2017 acquisition of Westlock and the June 2017 acquisition of Microtronic. See discussion in Note 2, "Acquisitions and Divestitures" for further details.
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2018			December 31, 2017
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	17.2	$130.7	$55.6	$75.1	$91.7	$54.8	$36.9
Customer relationships and backlog	18.4	546.8	210.7	336.1	414.7	183.4	231.3
Drawings	37.9	11.1	10.5	0.6	11.1	10.4	0.8
Other	10.2	135.0	65.0	70.0	61.8	53.9	7.9
Total	17.7	$823.6	$341.8	$481.8	$579.3	$302.5	$276.8
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2019	$41.0
2020	36.9
2021	34.6
2022	34.2
2023 and after	265.2
Accumulated Other Comprehensive Income (Loss)
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2016	$(301.3)	$(174.8)	$(476.1)
Other comprehensive income before reclassifications	—	86.8	86.8
Amounts reclassified from accumulated other comprehensive loss	9.2	—	9.2
Net period other comprehensive income	9.2	86.8	96.0
Balance as of December 31, 2017	$(292.1)	$(88.0)	$(380.1)
Other comprehensive loss before reclassifications	(45.8)	(41.3)	(87.1)
Amounts reclassified from accumulated other comprehensive loss	19.6	—	19.6
Net period other comprehensive loss	(26.2)	(41.3)	(67.5)
Balance as of December 31, 2018	$(318.3)	$(129.3)	$(447.6)
 * Net of tax benefit of $122.2, $115.8 and $119.8 for 2018, 2017, and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018 and 2017. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

Details of Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
(in millions) December 31,	2018	2017
Amortization of pension items:
Prior-service costs	$(0.5)	$(0.6)
Net loss	14.2	14.3
Amortization of postretirement items:
Prior-service costs	(1.0)	(0.2)
Net gain	(0.2)	(0.3)
Total before tax	$12.5	$13.2
Tax impact	(7.1)	4.0
Total reclassifications for the period	$19.6	$9.2

Recent Accounting Pronouncements - Not Yet Adopted as of December 31, 2018
Disclosure Requirements for Defined Benefit Plans
In August 2018, the Financial Accounting Standards Board (“FASB”) issued amended guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the entity; and the effects of a one-percentage point change in assumed health care cost trend rates. The amended guidance requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. We are currently evaluating this guidance to determine the impact on our disclosures.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued amended guidance to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“TCJA”).  This amended guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  We have decided not to adopt the amended guidance.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued amended guidance that changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that will replace today’s “incurred loss” model and generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. This amended guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We do not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures.
Leases
In February 2016, the FASB issued amended guidance on accounting for leases.  The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees with the exception of short-term leases and amends disclosure requirements associated with leasing arrangements.  The amended guidance permits the use of a modified retrospective approach, which requires an entity to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented. In addition, the guidance permits an alternative modified retrospective approach that would result in an entity recognizing a lease liability and right use asset as of the effective date of the requirements, with all comparative periods presented and disclosed, in accordance with the legacy requirements, that changes the date of initial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

application to the beginning of the period of adoption. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018.
We adopted the new guidance on January 1, 2019 using the alternative modified retrospective approach and will not adjust comparative periods. We elected to apply the package of practical expedients permitted within the new standard, which among other things, allows us to carryforward historical lease classification for leases in effect on January 1, 2019. In addition, we elected certain practical expedients including the lessee practical expedient to not separate lease components for all classes of underlying assets. Our implementation team is finalizing an evaluation of the effects of the new guidance on our financial statements and related disclosures and implementation of a solution to facilitate the development of business processes and controls around leases to meet the new accounting and disclosure requirements upon adoption in the first quarter of 2019. We expect to record right-of-use assets and operating lease liabilities between $100 million and $120 million on our consolidated balance sheets, with no material impact to our consolidated statements of operations or consolidated statements of cash flows.
Recent Accounting Pronouncements - Adopted
Revenue Recognition
In May 2014, the FASB issued new accounting guidance related to revenue recognition, ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). ASC 606 replaced all current U.S. GAAP guidance on revenue recognition and eliminates all industry-specific guidance. ASC 606 provides a unified model to determine when and how revenue is recognized. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
On January 1, 2018, we adopted ASC 606 using the modified retrospective method. We elected to use the practical expedient and applied ASC 606 only to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts continue to be reported under ASC Topic 605, “Revenue Recognition”. We recognized the cumulative effect of initially applying ASC 606 as a net addition of $6.7 million to the opening balance of retained earnings at January 1, 2018. Upon adoption, we established a contract asset of $28.1 million ($22.1 million net of advanced payments received for the same contracts) and a deferred tax liability of $2.3 million and reduced inventories by $19.1 million at January 1, 2018.
The accounting change related primarily to products that are customized or products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Revenue for such products is now recognized over time because control is transferred continuously to customers, as the contract progresses. To measure progress in these contracts, we apply a cost-to-cost methodology which serves as the basis to determine the amount of revenue to recognize. Prior to the adoption of ASC 606, we recognized revenue for these products at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. For the year ended December 31, 2018, the impact to revenues and cost of sales was an increase of $16.3 million and $10.9 million, respectively, as a result of applying ASC 606. As of December 31, 2018, the effect of this change decreased inventories by $38.9 million and increased other current assets by $59.4 million due to the recognition of contract assets for unbilled amounts related to contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts. Advanced payments from customers represent contract liabilities as defined by ASC 606. Accordingly, in Note 9, “Accrued Liabilities”, the line previously entitled “Advanced payments from customers” is now “Contract liabilities”.
Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
In March 2017, the FASB issued amended guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amended guidance requires the disaggregation of the service cost component from the other components of net periodic benefit costs and present it with other current compensation costs for related employees in the income statement, and present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted the guidance on January 1, 2018 using the retrospective method. We applied the practical expedient that allows the use of the pension and postretirement benefit plan disclosures for the prior comparative periods to estimate amounts for retrospective application. The adoption of this guidance resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $21.1 million in the year ended December 31, 2018 and $13.6 million in each of the years ended December 31, 2017 and 2016. The adoption of this guidance did not impact consolidated net income, our consolidated balance sheets or our consolidated statements of cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash
In November 2016, the FASB issued amended guidance to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The amended guidance requires restricted cash and restricted cash equivalents to be classified in the statements of cash flows as cash and cash equivalents. This amended guidance was effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, using a retrospective transition method. We adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact on our consolidated statements of cash flows.
Income Taxes on Intra-Entity Transfers of Assets
In October 2016, the FASB issued amended guidance related to the recognition of income taxes resulting from intra-entity transfers of assets other than inventory. The guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. This amended guidance was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. We adopted the guidance on January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Cash Flow Simplification
In August 2016, the FASB issued amended guidance that clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The amended guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the guidance on January 1, 2018. The adoption of this guidance did not have an impact on our consolidated statements of cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued amended guidance on the classification and measurement of financial instruments, including significant revisions in accounting related to the classification and measurement of investments in equity securities and presentation of certain fair value changes for financial liabilities when the fair value option is elected. The amended guidance requires equity securities to be measured at fair value with changes in fair value recognized through net earnings and amends certain disclosure requirements associated with the fair value of financial instruments. We adopted the guidance on January 1, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.
Other Recently Issued Pronouncements
On December 22, 2017, the U.S. Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants that do not have the necessary information available, prepared, or analyzed to complete the accounting for the TCJA to report provisional amounts in their SEC filings based on reasonable estimates.  Further, it provides a one year measurement period for registrants to complete their accounting for the TCJA.  If provisional amounts are recorded, SAB 118 requires registrants to include additional qualitative and quantitative disclosures in their SEC filings. Further, SAB 118 requires companies to disclose the nature and amount of measurement period adjustments recognized during the reporting period and the effect of measurement period adjustments on the effective tax rate. The TCJA includes provisions effective beginning on January 1, 2018, which include a tax on 50% of global intangible low-taxed income (“GILTI”), which is income determined to be in excess of a specified routine rate of return, as well as a base erosion and anti-abuse tax (“BEAT”) aimed at preventing the erosion of the U.S. tax base. Our policy is to treat taxes on GILTI as period costs. In addition, we do not expect to be subject to BEAT; therefore, it was not considered in our calculation of the valuation allowance recorded against our U.S. Federal deferred tax assets.
Note 2 – Acquisitions and Divestitures
Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, we are able to refine estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. We will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crane Currency Acquisition
On January 10, 2018, we completed the acquisition of Crane & Co., Inc. (“Crane Currency”). The base purchase price of the acquisition was $800 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Crane Currency’s net working capital, cash, the assumption of certain debt-like items, and Crane Currency’s transaction expenses. The amount paid, net of cash acquired, was $672.3 million. In July 2018, we received $24.3 million related to the final working capital adjustment of the Crane Currency acquisition, resulting in net cash paid of $648.0 million. To finance the acquisition, we issued commercial paper under our commercial paper program and utilized proceeds from term loans that we issued at the closing of the acquisition, as well as available cash on hand. At the closing, the transitory subsidiary of Crane Co. merged with and into Crane Currency, with Crane Currency surviving as a wholly owned subsidiary of Crane Co.
Crane Currency is a supplier of banknotes and highly engineered banknote security features which complement the existing portfolio of currency and payment products within the Payment & Merchandising Technologies segment. As such, Crane Currency is being integrated into the Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the benefits we expect to realize from the acquisition, as the acquisition is expected to strengthen and broaden our product offering within the currency and payment markets. Goodwill from this acquisition is not deductible for tax purposes.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Crane Currency. The fair value of certain assets and liabilities has been completed as required by ASC 805.

Net assets acquired (in millions)
Total current assets	$199.6
Property, plant and equipment	298.0
Other assets	5.4
Intangible assets	252.8
Goodwill	208.4
Total assets acquired	$964.2

Total current liabilities	$107.2
Long-term debt	97.3
Other liabilities	111.7
Total assumed liabilities	$316.2
Net assets acquired	$648.0
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Trademarks/trade names	$42.0	indefinite
Customer relationships	135.8	23.1
Product technology	74.0	8.4
Backlog	1.0	1.0
Total acquired intangible assets	$252.8
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 18 to 24 years.
Supplemental Pro Forma Data
Crane Currency’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 10, 2018. The pro forma impact for the stub period (January 1, 2018 through January 9, 2018) is not material. Crane Currency contributed sales of $458.2 million resulting in an operating profit of approximately $33.8 million for the period from the completion of the acquisition through December 31, 2018. The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2017. The unaudited pro forma consolidated results of operations are provided for illustrative purposes only and are not indicative of our actual consolidated results of operations or consolidated financial position. The unaudited pro forma results of operations do not reflect any operating efficiencies or cost savings which resulted from the acquisition of Crane Currency or may be realized in the future.

(in millions, except per share data)	December 31, 2017
Net sales	$3,310.1
Net income attributable to common shareholders	$155.3
Basic earnings per share	$2.61
Diluted earnings per share	$2.57
The unaudited supplemental pro forma data above includes adjustments for inventory step up, depreciation and amortization related to acquired property, plant and equipment and intangible assets and interest expense related to financing directly associated with the acquisition.
Westlock Acquisition
In April 2017, we acquired all of the outstanding stock of Westlock Controls (“Westlock”) from Emerson Electric Co. for cash consideration of $40 million. Westlock is a global leader in the manufacturing and sale of switchboxes, position transmitters and other solutions for networking, monitoring and controlling process valves, a new product space which is closely adjacent to our existing operations in our Fluid Handling segment. With primary operations located in Saddle Brook, New Jersey, Westlock had 2016 sales of approximately $32 million. Allocation of the purchase price resulted in recording goodwill of $22.6 million. This acquisition has been integrated into our Fluid Handling segment, and the pro forma impact is not material.
Microtronic Acquisition
In June 2017, we acquired all of the outstanding stock of Microtronic AG (“Microtronic”) for cash consideration of approximately $18 million. With operations in Oensingen, Switzerland, Microtronic develops and manufactures closed electronic payment systems, primarily for the European vending market, strengthening our portfolio of cashless solutions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allocation of the purchase price resulted in recording goodwill of $8.9 million. This acquisition has been integrated into our Payment & Merchandising Technologies segment, and the pro forma impact is not material.
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the years ended December 31, 2018 and 2017, we recorded $19.8 million and $7.8 million, respectively, of integration and transaction costs in our Consolidated Statements of Operations. For the year ended December 31, 2018, we also recorded $9.1 million, of inventory step-up and backlog amortization within “Cost of sales” in our Consolidated Statements of Operations.
Divestitures
In December 2017, we sold a portion of an investment in a joint venture (our ownership interest was 70%) within our Fluid Handling segment for $14.1 million. The sale resulted in the deconsolidation of such business and a gain in the amount of $1.0 million ($0.7 million after-tax) in 2017, of which $0.9 million was attributable to the remeasurement of the remaining investment. The total gain is included in "Miscellaneous income, net" within the Consolidated Statements of Operations. The fair value of the remaining investment in the joint venture of $2.3 million was established by discounting estimated future cash flows at an estimated cost of capital of 10% reflecting the respective inherent business risk of the joint venture arrangement, commonly referred to as the income method. As of December 31, 2018 and 2017, our ownership interest in this joint venture was 4.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Segment Information
In accordance with ASC Topic 280, “Segment Reporting”, for purposes of segment performance measurement, we do not allocate to the business segments items that are of a non-operating nature, including charges which occur from time to time related to our asbestos liability and our legacy environmental liabilities, as such items are not related to current business activities; or corporate organizational and functional expenses of a governance nature. “Corporate expenses-before asbestos and environmental charges” consist of corporate office expenses including, compensation, benefits, occupancy, depreciation, and other administrative costs. Assets of the business segments exclude general corporate assets, which principally consist of cash and cash equivalents, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We account for intersegment sales and transfers as if the sales or transfers were to third parties at current market prices.
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We have four reporting segments: Fluid Handling, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials.
A brief description of each of our segments are as follows:
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
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations ("CPI"), Crane Merchandising Systems ("CMS") and Crane Currency. CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, including coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers. CMS provides merchandising equipment, including include food, snack and beverage vending machines and vending machine software and online solutions. Crane Currency is a supplier of banknotes and highly engineered banknote security feature.
Aerospace & Electronics
Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets.
Engineered Materials
Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles ("RVs"), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2018, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization and restructuring charges. For the year ended December 31, 2017, operating profit includes acquisition-related and integration charges and restructuring charges. For the year ended December 31, 2016, operating profit includes an asbestos charge and a legal settlement charge. See Note 2, “Acquisitions and Divestitures” for discussion on the acquisition-related costs. See Note 14, “Restructuring” for discussion of the restructuring charges. See Note 11, “Commitments and Contingencies” for discussion of the asbestos charge and legal settlement charge.
Financial information by reportable segment is set forth below:

(in millions) December 31,	2018	2017	2016
Fluid Handling
Net sales	$1,101.8	$1,042.5	$999.5
Operating profit (a)	118.8	101.7	109.4
Assets	878.2	941.6	845.9
Goodwill	240.8	245.4	212.3
Capital expenditures	19.9	14.7	10.3
Depreciation and amortization	15.2	16.2	10.8
Payment & Merchandising Technologies
Net sales	$1,257.0	$776.7	$745.8
Operating profit (a)	186.0	145.9	133.2
Assets	2,074.4	1,215.7	1,188.9
Goodwill	789.2	587.7	563.3
Capital expenditures	57.5	14.2	8.7
Depreciation and amortization	82.4	34.2	33.9
Aerospace & Electronics
Net sales	$743.5	$691.4	$745.7
Operating profit (a)	164.2	160.3	149.7
Assets	603.9	573.0	555.5
Goodwill	202.4	202.4	202.3
Capital expenditures	20.6	16.7	28.7
Depreciation and amortization	13.0	14.0	11.7
Engineered Materials
Net sales	$243.2	$275.4	$257.0
Operating profit (a)	37.8	49.4	49.0
Assets	222.1	220.8	224.7
Goodwill	171.3	171.4	171.3
Capital expenditures	10.3	3.1	3.5
Depreciation and amortization	6.4	6.7	6.1
(a) In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of i) $15.3 million in 2018 and $10.1 million in each of 2017 and 2016 in the Fluid Handling segment; ii) $2.9 million, $2.5 million and $2.3 million in 2018, 2017 and 2016, respectively in the Payment & Merchandising Technologies segment; iii) $0.6 million, $(0.1) million and $0.1 million in 2018, 2017 and 2016, respectively in the Aerospace & Electronics segment; and iv) $0.2 million in 2018 in the Engineered Materials segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by reportable segment (continued):

(in millions) December 31,	2018	2017	2016
TOTAL NET SALES	$3,345.5	$2,786.0	$2,748.0
Operating profit (loss)
Reporting segments	$506.8	$457.3	$441.3
Corporate expense — before asbestos (b)	(65.5)	(68.9)	(62.2)
Corporate expense — asbestos	—	—	(192.4)
TOTAL OPERATING PROFIT	$441.3	$388.4	$186.7
Interest income	2.3	2.5	1.9
Interest expense	(50.9)	(36.1)	(36.5)
Miscellaneous income, net	18.7	12.7	12.0
INCOME BEFORE INCOME TAXES	$411.4	$367.5	$164.1
Assets
Reporting segments	$3,778.6	$2,951.1	$2,815.0
Corporate	264.1	642.4	613.0
TOTAL ASSETS	$4,042.7	$3,593.5	$3,428.0
Goodwill
Reporting segments	$1,403.7	$1,206.9	$1,149.2
Capital expenditures
Reporting segments	$108.3	$48.7	$51.2
Corporate	0.5	0.3	0.3
TOTAL CAPITAL EXPENDITURES	$108.8	$49.0	$51.5
Depreciation and amortization
Reporting segments	$117.0	$71.1	$62.5
Corporate	3.0	1.6	4.9
TOTAL DEPRECIATION AND AMORTIZATION	$120.0	$72.7	$67.4
(b) In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net of $2.1 million in 2018 and $1.1 million in each of 2017 and 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by geographic region:

(in millions) December 31,	2018	2017	2016
Net sales (c)
United States	$2,107.2	$1,767.3	$1,769.7
Canada	172.3	169.0	163.2
United Kingdom	397.5	388.2	357.6
Continental Europe	484.2	268.6	279.6
Other international	184.3	192.9	177.9
TOTAL NET SALES	$3,345.5	$2,786.0	$2,748.0
Assets (c)
United States	$1,866.5	$1,645.3	$1,609.4
Canada	206.2	170.0	159.8
Europe	897.7	702.9	588.0
Other international	808.2	432.9	457.8
Corporate	264.1	642.4	613.0
TOTAL ASSETS	$4,042.7	$3,593.5	$3,428.0
Tangible Assets (c)
United States	$442.3	$645.8	$621.3
Canada	156.3	115.8	109.0
Europe	646.8	436.6	357.9
Other international	648.2	269.2	292.4
Corporate	264.1	642.4	613.0
TOTAL TANGIBLE ASSETS	$2,157.7	$2,109.8	$1,993.6
(c) Net sales and assets by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents net sales by product line for each segment:

(in millions) December 31,	2018	2017	2016
Fluid Handling
Process Valves and Related Products	$685.4	$640.1	$619.2
Commercial Valves	325.4	310.1	290.9
Other Products	91.0	92.3	89.4
Total Fluid Handling	$1,101.8	$1,042.5	$999.5

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$594.2	$575.9	$511.8
Banknotes and Security Products	458.2	—	—
Merchandising Equipment	204.6	200.8	234.0
Total Payment & Merchandising Technologies	$1,257.0	$776.7	$745.8

Aerospace & Electronics
Commercial Original Equipment	$343.4	$346.1	$354.9
Military Original Equipment	195.7	159.0	200.3
Commercial Aftermarket Products	150.5	134.0	132.8
Military Aftermarket Products	53.9	52.3	57.7
Total Aerospace & Electronics	$743.5	$691.4	$745.7

Engineered Materials
FRP - Recreational Vehicles	$119.0	$150.5	$131.2
FRP - Building Products	92.2	95.2	89.6
FRP - Transportation	32.0	29.7	36.2
Total Engineered Materials	$243.2	$275.4	$257.0

Total Net Sales	$3,345.5	$2,786.0	$2,748.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Research and Development
Research and development costs are expensed when incurred. These costs were $58.4 million, $58.5 million and $61.5 million in 2018, 2017 and 2016, respectively.
Note 5 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 20% of all U.S. employees. Benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. This plan is funded with a trustee in respect of past and current service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. As of December 31, 2018, the Crane Currency pension plan has been merged into our U.S. defined benefit pension plan. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 9% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. These plans are funded with trustees in respect of past and current service.
Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. As a result of the acquisition of Crane Currency, we also have postretirement medical and Medicare supplement that cover substantially all former full-time U.S. employees of Crane Currency.
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$1,074.7	$1,004.0	$7.9	$9.1
Service cost	5.9	5.4	0.3	—
Interest cost	30.1	29.5	1.1	0.2
Plan participants’ contributions	0.6	0.5	0.3	—
Amendments	4.4	—	(7.3)	—
Actuarial (gain) loss	(59.5)	31.6	(3.0)	(0.5)
Settlements	(1.9)	(2.3)	—	—
Benefits paid	(48.1)	(40.8)	(2.6)	(0.9)
Foreign currency exchange impact	(23.3)	41.8	—	—
Acquisitions/curtailments/divestitures	48.4	5.4	32.3	—
Administrative expenses paid	(0.3)	(0.4)	—	—
Benefit obligation at end of year	$1,031.0	$1,074.7	$29.0	$7.9
Change in plan assets:
Fair value of plan assets at beginning of year	$908.1	$808.5	$—	$—
Actual return on plan assets	(47.6)	87.4	—	—
Foreign currency exchange impact	(25.4)	37.8	—	—
Employer contributions	57.5	12.7	1.4	—
Administrative expenses paid	(0.7)	(0.7)	—	—
Acquisitions	34.9	5.0	—	—
Plan participants’ contributions	0.6	0.5	0.3	—
Settlements/divestitures	(2.1)	(2.3)	—	—
Benefits paid	(48.1)	(40.8)	(1.7)	—
Fair value of plan assets at end of year	$877.2	$908.1	$—	$—
Funded status	$(153.8)	$(166.6)	$(29.0)	$(7.9)

Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2018	2017	2018	2017
Other assets	$60.7	$66.1	$—	$—
Current liabilities	(1.3)	(1.3)	(2.6)	(1.0)
Accrued pension and postretirement benefits	(213.2)	(231.4)	(26.4)	(6.9)
Funded status	$(153.8)	$(166.6)	$(29.0)	$(7.9)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2018	2017	2018	2017
Net actuarial loss (gain)	$404.8	$372.3	$(4.2)	$(2.1)
Prior service credit	(5.5)	(10.0)	(6.3)	—
Total recognized in accumulated other comprehensive loss	$399.3	$362.3	$(10.5)	$(2.1)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2018	2017	2018	2017	2018	2017
Projected benefit obligation	$580.6	$579.8	$450.4	$494.9	$1,031.0	$1,074.7
Accumulated benefit obligation	580.6	579.8	441.7	486.7	1,022.3	1,066.5
Fair value of plan assets	417.5	407.9	459.7	500.2	877.2	908.1
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2018	2017
Projected benefit obligation	$695.2	$860.0
Accumulated benefit obligation	687.1	852.2
Fair value of plan assets	480.7	627.3

Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2018	2017	2016	2018	2017	2016
Net Periodic (Benefit) Cost:
Service cost	$5.9	$5.4	$4.7	$0.3	$—	$—
Interest cost	30.1	29.5	31.8	1.1	0.2	0.3
Expected return on plan assets	(65.6)	(57.0)	(56.1)	—	—	—
Amortization of prior service cost	(0.5)	(0.6)	(0.6)	(1.0)	(0.2)	(0.2)
Amortization of net loss (gain)	14.2	14.3	11.3	(0.2)	(0.3)	(0.3)
Recognized curtailment loss	0.3	(0.3)	—	—	—	—
Settlement costs	0.3	0.5	—	—	—	—
Net periodic (benefit) cost	$(15.3)	$(8.2)	$(8.9)	$0.2	$(0.3)	$(0.2)
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic (benefit) cost over the next fiscal year are $15.2 million and $0.4 million, respectively.

The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2018	2017	2016	2018	2017	2016
U.S. Plans:
Discount rate	4.36%	3.75%	4.29%	4.30%	3.90%	3.90%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.42%	2.15%	2.29%	3.30%	3.30%	3.30%
Rate of compensation increase	3.06%	2.80%	2.85%	N/A	N/A	N/A
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

For the year ended December 31,	2018	2017	2016
U.S. Plans:
Discount rate	3.75%	4.29%	4.41%
Expected rate of return on plan assets	7.75%	7.75%	7.75%
Rate of compensation increase	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.15%	2.29%	3.30%
Expected rate of return on plan assets	6.49%	6.45%	6.77%
Rate of compensation increase	2.80%	2.85%	2.81%

The long-term expected rate of return on plan assets assumptions were determined with input from independent investment consultants and plan actuaries, utilizing asset pricing models and considering historical returns. The discount rates used by us for valuing pension liabilities are based on a review of high quality corporate bond yields with maturities approximating the remaining life of the projected benefit obligations.
In the U.S. plan, the 7.75% expected rate of return on assets assumption for 2018 reflected a long-term target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash. As of December 31, 2018, the actual asset allocation for the U.S. plan was 55% equity securities, 14% fixed income securities, 22% alternative assets and 9% cash and cash equivalents.
For the non-U.S. plans, the 6.49% expected rate of return on assets assumption for 2018 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2018, the actual weighted average asset allocation for the non-U.S. plans was 24% equity securities, 34% fixed income securities, 41% alternative assets/other and 1% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2018	2017
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.10%
Year that the rate reaches the ultimate trend rate	2029	2029
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in millions)	One Percentage Point Increase	One Percentage Point (Decrease)
Effect on total of service and interest cost components	$1.2	$1.1
Effect on postretirement benefit obligation	$22.7	$22.2

Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2018	2017
Equity securities	35%-75%	39%	47%
Fixed income securities	20%-50%	24%	23%
Alternative assets/Other	0%-35%	32%	29%
Cash and money market	0%-10%	5%	1%

Independent investment consultants are retained to assist in executing the plans’ investment strategies. A number of factors are evaluated in determining if an investment strategy will be implemented in our pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs. We periodically review investment managers and their performance in relation to our plans’ investment objectives.
The primary investment objective of our various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets and cash instruments.
Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies. Equity securities include Crane Co. common stock, which represents 5% and 6% of plan assets as of December 31, 2018 and 2017, respectively.
The fair value of our pension plan assets as of December 31, 2018, by asset category are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient*	Total Fair Value
Cash and Money Markets	$44.3	$—	$—	$—	$44.3
Common Stocks
Actively Managed U.S. Equities	113.3	—	—	—	113.3
Fixed Income Bonds and Notes	—	0.1	—	—	0.1
Commingled and Mutual Funds
U.S. Equity Funds	—	—	—	49.4	49.4
Non-U.S. Equity Funds	—	—	—	175.0	175.0
U.S. Fixed Income, Government and Corporate	—	—	—	59.5	59.5
Non-U.S. Fixed Income, Government and Corporate	—	—	—	155.5	155.5
International Balanced Funds	—	—	—	10.7	10.7
Collective Trust	—	—	20.8	19.0	39.8
Alternative Investments
Hedge Funds and LDI	—	—	—	179.2	179.2
International Property Funds	—	—	—	46.3	46.3
Annuity Contract	—	4.1	—	—	4.1
Total Fair Value	$157.6	$4.2	$20.8	$694.6	$877.2
* Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2018, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

The fair value of our pension plan assets as of December 31, 2017, by asset category are as follows:

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
In 2017, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
The following table sets forth a summary of pension plan assets valued using NAV or its equivalent as of December 31, 2018 and December 31, 2017:

	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
U.S. Equity Funds (a)	Immediate	None	None	None
Non-U.S. Equity Funds (b)	Immediate	None	None	None
U.S. Fixed Income, Government and Corporate (c)	Immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate (d)	Immediate	None	None	None
International Balanced Funds (e)	Immediate	None	None	None
Collective Trust Fund (f)	Immediate	None	None	None
Hedge Funds (g)	Quarterly	None	None	65 days written
Hedge Funds (g)	Quarterly	None	None	30 days written
Hedge Funds (g)	Immediate	None	None	None
International Property Funds (h)	Immediate	None	None	None
Non-US Tactical/Diversified Alternative Funds (i)	Immediate	None	None	None

(a)	These funds invest in corporate equity securities within the U.S. markets.

(b)	These funds invest in corporate equity securities outside the U.S.

(c)	These funds invest in U.S. fixed income securities, corporate, government and agency.

(d)	These funds invest in corporate and government fixed income securities outside the U.S.

(e)	These funds invest in a blend of equities, fixed income, cash and property outside the U.S.

(f)	This fund invests in a combination of U.S. and non-U.S. stocks and bonds and is managed by a third party to track liability.

(g)	These funds are direct investment alternative investments/hedge funds that deploy a multi-strategy approach to investing (e.g. long/short/event-driven, credit).

(h)	These funds invest in real property outside the U.S.

(i)
These funds invest in traditional and alternative strategies and seek to add diversification while adding returns greater than equity in a non-correlated approach while matching the liabilities for retirees.

Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $3.1 million to our defined benefit pension plans during 2019. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2019	$47.2	$2.3
2020	48.5	2.3
2021	49.8	1.7
2022	52.2	1.7
2023	53.2	1.7
2024 to 2028	286.0	8.2
Total payments	$536.9	$17.9
Supplemental Executive Retirement Plan
As a result of the acquisition of Crane Currency, we also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded a pre-tax gain related to the SERP of $0.4 million in 2018. Accrued SERP benefits were $5.2 million as of December 31, 2018.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $9.9 million, $8.5 million and $8.0 million in 2018, 2017 and 2016, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $12.5 million, $11.0 million and $10.7 million in 2018, 2017 and 2016, respectively.
Note 6 – Stock-Based Compensation Plans
Effective February 2013, we terminated our two existing stock compensation plans, the Stock Incentive Plan and the Non-Employee Director Stock Compensation Plan, and created a single plan, the 2013 Stock Incentive Plan, to cover all employees and directors (the "Stock Incentive Plan"). The Stock Incentive Plan is used to provide long-term incentive compensation through stock options, restricted share units, performance-based restricted share units and deferred stock units.

Stock Options
Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. For grants prior to April 23, 2007, the exercise price is equal to the fair market value of the shares on the date of grant, which is defined for purposes of the plans as the average of the high and low prices for our common stock on the 10 trading days ending on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options become exercisable at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant. Options granted to officers and employees from 2004 to 2013 expire six years after the date of grant. All options granted to directors and options granted to officers and employees after 2014 expire ten years after the date of grant.
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2018, 2017 and 2016 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2018	2017	2016
Dividend yield	1.74%	2.27%	4.08%
Volatility	23.25%	23.32%	23.41%
Risk-free interest rate	2.45%	1.94%	1.59%
Expected lives in years	4.2	4.2	4.2
Expected dividend yield is based on our dividend rate. Expected stock volatility was determined based upon the historical volatility for the four year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represents the period of time that options granted are expected to be outstanding.
Activity in our stock option plans for the year ended December 31, 2018 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2018	2,550	$56.45
Granted	412	93.40
Exercised	(450)	53.73
Canceled	(102)	66.70
Options outstanding as of December 31, 2018	2,410	$62.84	7.10
Options exercisable as of December 31, 2018	1,049	$56.43	6.15
The weighted-average fair value of options granted during 2018, 2017 and 2016 was $17.79, $12.98 and $6.52, respectively. The total fair value of shares vested during 2018, 2017 and 2016 was $6.5 million, $6.3 million and $7.8 million, respectively. The total intrinsic value of options exercised during 2018, 2017 and 2016 was $17.6 million, $16.9 million and $14.8 million, respectively. The total cash received from these option exercises during 2018, 2017 and 2016 was $24.2 million, $31.2 million and $31.8 million, respectively. The tax benefit realized for the tax deductions from option exercises and vesting of restricted stock was $5.4 million and $0.4 million as of December 31, 2018 and December 31, 2017, respectively. The aggregate intrinsic value of exercisable options was $16.7 million, $29.9 million and $15.8 million as of December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $10.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.73 years.
Restricted Stock and Performance-Based Restricted Share Units
Restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined in three years based on relative total shareholder return for Crane Co. compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 200% but capped at 100% if our three year total shareholder return is negative.
Included in our share-based compensation was expense recognized for our restricted stock, restricted share unit and performance-based restricted share unit awards of $15.7 million, $13.9 million and $13.8 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $23.3 million of total future compensation cost related to restricted stock, restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.78 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in our restricted stock and restricted share units for the year ended December 31, 2018 were as follows:

Restricted Stock and Restricted Share Unit Activity	Restricted Stock and Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted Stock and Restricted Share Units as of January 1, 2018	670	$59.69
Restricted Share Units granted	170	90.23
Restricted Share Units vested	(172)	60.84
Restricted Share Units forfeited	(30)	69.61
Performance-based Restricted Share Units granted	63	111.24
Performance-based Restricted Share Units vested	(185)	53.10
Performance-based Restricted Share Units forfeited	(13)	71.89
Restricted Stock and Restricted Share Units as of December 31, 2018	503	$77.58
Note 7 – Income Taxes
Impact of the Tax Cuts and Jobs Act
Enacted on December 22, 2017, the TCJA significantly changed U.S. corporate income tax law and caused us to:

•	Remeasure our net deferred tax assets to the reduced 21% corporate income tax rate effective January 1, 2018 (“Re-measurement”),

•	Record a one-time transition tax on our previously deferred non-U.S. earnings (“Toll Tax”), and

•	Reassess our assertion regarding the re-investment of our non-US undistributed earnings (“Assertion Tax”).

We availed ourselves of the one-year measurement period provided by SAB 118 and have now completed our accounting for the TCJA.
During the years ended December 31, 2018 and 2017, we recorded the following (benefit) provision related to the enactment of the TCJA:

	Year ended December 31,
(in millions)	2018	2017
Re-measurement	$(5.1)	$75.0
Toll Tax	0.7	8.0
Assertion Tax	(0.4)	4.0
Total (benefit) provision for income taxes	$(4.8)	$87.0
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2018	2017	2016
U.S. operations	$296.4	$270.1	$63.5
Non-U.S. operations	115.0	97.4	100.6
Total	$411.4	$367.5	$164.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2018	2017	2016
Current:
U.S. federal tax	$9.3	$58.4	$38.7
U.S. state and local tax	4.9	5.0	5.1
Non-U.S. tax	14.0	29.3	21.6
Total current	28.2	92.7	65.4
Deferred:
U.S. federal tax	35.7	99.2	(28.0)
U.S. state and local tax	2.0	0.1	1.5
Non-U.S. tax	10.0	3.0	1.4
Total deferred	47.7	102.3	(25.1)
Total provision for income taxes	$75.9	$195.0	$40.3
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2018	2017	2016
Statutory U.S. federal tax rate	21.0%	35.0%	35.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(0.2)%	(0.5)%	(7.4)%
Non-U.S. income inclusion, net of tax credits	(2.3)%	(1.6)%	(1.0)%
State and local taxes, net of federal benefit	1.4%	1.0%	3.1%
U.S. research and development tax credit	(0.7)%	(1.0)%	(3.2)%
U.S. domestic manufacturing deduction	(0.3)%	(1.6)%	(3.2)%
Effect of the enactment of the TCJA	(0.8)%	23.8%	—%
U.S. deduction for foreign - derived intangible income	(1.1)%	—%	—%
Global intangible low taxed income	2.2%	—%	—%
Other	(0.8)%	(2.0)%	1.3%
Effective tax rate	18.4%	53.1%	24.6%

As of December 31, 2018, we have made the following determinations with regards to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$232.4	$1,168.7
Associated tax	NA *	$7.5
* Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $232 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.
During the fourth quarter of 2016, we adopted the FASB's amended guidance related to employee share-based payment accounting. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than capital surplus. We had excess tax benefits from share-based compensation of $5.4 million, $4.3 million and $0.4 million in 2018, 2017 and 2016, respectively, which were reflected as reductions in our provision for income taxes in 2018, 2017 and 2016.
During 2018, 2017 and 2016, tax provision (benefit) of $(7.1) million, $3.5 million and $(8.4) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included on our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2018	2017
Deferred tax assets:
Asbestos-related liabilities	$110.0	$127.0
Tax loss and credit carryforwards	124.8	104.2
Pension and post-retirement benefits	50.2	41.6
Inventories	20.8	18.3
Accrued bonus and stock-based compensation	11.5	11.5
Environmental reserves	6.2	8.0
Restructuring reserves	3.0	6.4
Warranty	5.8	4.9
Insurance	3.1	2.9
Compensated Absences	6.2	4.8
Total	$341.6	$329.6
Less: valuation allowance	124.3	123.0
Total deferred tax assets, net of valuation allowance	$217.3	$206.6
Deferred tax liabilities:
Basis difference in fixed assets	$(53.7)	$(6.0)
Basis difference in intangible assets	(176.0)	(116.9)
Other	(22.0)	(24.4)
Total deferred tax liabilities	$(251.7)	$(147.3)
Net deferred tax asset (liability)	$(34.4)	$59.3
Balance sheet classification:
Long-term deferred tax assets	18.8	104.2
Long-term deferred tax liability	(53.2)	(44.9)
Net deferred tax asset (liability)	$(34.4)	$59.3
As of December 31, 2018, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2019-2023	$2.8	$—	$2.6	$56.5	$45.6
After 2023	1.0	0.9	4.2	815.0	4.4
Indefinite	0.8	27.3	22.1	2.1	181.1
Total tax carryforwards	$4.6	$28.2	$28.9	$873.6	$231.1
Deferred tax asset on tax carryforwards	$4.6	$5.9	$22.9	$45.8	$45.5	$124.7
Valuation allowance on tax carryforwards	(2.9)	(0.2)	(20.2)	(45.1)	(32.8)	(101.2)
Net deferred tax asset on tax carryforwards	$1.7	$5.7	$2.7	$0.7	$12.7	$23.5
As of December 31, 2018 and 2017, we determined that it was more likely than not that $101.2 million and $99.7 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2018 and 2017, a valuation allowance of $23.1 million and $23.3 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2018 and 2017 was $124.3 million and $123.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2018	2017	2016
Balance of liability as of January 1,	$46.4	$46.5	$45.2
Increase as a result of tax positions taken during a prior year	4.6	2.5	0.5
Decrease as a result of tax positions taken during a prior year	(1.5)	(1.5)	(7.3)
Increase as a result of tax positions taken during the current year	3.1	5.2	10.3
Decrease as a result of settlements with taxing authorities	(1.1)	(0.3)	(1.2)
Reduction as a result of a lapse of the statute of limitations	(9.5)	(6.0)	(1.0)
Balance of liability as of December 31,	$42.0	$46.4	$46.5
As of December 31, 2018, 2017 and 2016, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate were $43.1 million, $49.2 million, and $47.6 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes, and (3) unrecognized tax benefits whose reversals would be recorded to goodwill.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2018, 2017 and 2016, we recognized interest and penalty expense of $0.7 million, $0.3 million, and $0.4 million, respectively, in our Consolidated Statements of Operations. As of December 31, 2018 and 2017, we had accrued $7.2 million and $6.5 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $6.8 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities.
Our federal income tax returns for the years 2015 through 2017 remain subject to examination by the IRS. In addition, acquired subsidiaries’ federal tax carryforwards (2007 through 2012) remain subject to IRS examination.
With few exceptions, we are no longer subject to U.S. state and local or non-U.S. income tax examinations for years before 2011. Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2013 through 2015) and Canada (2013 through 2015). During 2018, the income tax examination of our 2015 through 2017 Japanese tax returns was completed, resulting in a minimal assessment.

Note 8 - Contract Assets and Contract Liabilities

We report contract assets, which are included within “Other current assets” on our Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” on our Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	December 31, 2018	January 1, 2018
Contract assets	$54.9	$22.1
Contract liabilities	$50.8	$21.1

During 2018, contract assets and contract liabilities increased $32.8 million and $29.7 million, respectively, primarily due to the acquisition of Crane Currency.

During 2018, we recognized $19.8 million related to the opening balance of contract liabilities as of January 1, 2018.

See Note 1, “Nature of Operations and Significant Accounting Policies” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2018	2017
Employee related expenses	$124.7	$99.1
Warranty	18.2	14.6
Contract liabilities	50.8	27.0
Other	143.4	111.4
Total	$337.1	$252.1
We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in cost of sales in our Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions) December 31,	2018	2017
Balance at beginning of period	$14.6	$15.5
Expense	14.6	13.4
Changes due to acquisitions/divestitures	1.1	0.1
Payments / deductions	(12.0)	(14.7)
Currency translation	(0.1)	0.3
Balance at end of period	$18.2	$14.6
Note 10 – Other Liabilities

(in millions) December 31,	2018	2017
Environmental	$22.3	$31.9
Other	62.3	75.8
	$84.6	$107.7
Note 11 - Commitments and Contingencies
Leases
We lease certain facilities, vehicles and equipment. Future minimum payments, by year and in the aggregate, under leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2018:

(in millions)	Operating Leases
2019	$23.4
2020	19.6
2021	17.0
2022	14.2
2023	12.4
Thereafter	60.7
Total minimum lease payments	$147.3
Rental expense was $33.8 million, $26.6 million and $25.4 million for 2018, 2017 and 2016, respectively.

In the third quarter of 2017, we entered into a seven year lease for a used airplane which includes a maximum residual value guarantee of $11.1 million by us if the fair value of the airplane is less than $14.4 million at the end of the lease term.  In the third quarter of 2017, we made payments of $6.7 million related to the termination and residual value guarantee of a previous airplane lease.  These payments were previously accrued, over the life of the former lease and reported within “Other” in the “Total provided by operating activities” on our Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2018, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2018	2017	2016
Beginning claims	32,234	36,052	41,090
New claims	2,434	2,819	2,826
Settlements	(1,011)	(1,038)	(924)
Dismissals	(4,568)	(5,599)	(6,940)
Ending claims	29,089	32,234	36,052
Of the 29,089 pending claims as of December 31, 2018, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 400 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
We have tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. We further have pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense.
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found us responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim. On February 23, 2011, the court entered judgment on the verdict in the amount of $4.0 million, jointly, against us and two other defendants, with additional interest in the amount of $0.01 million being assessed against us, only. All defendants, including us, and the plaintiffs took timely appeals of certain aspects of those judgments. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants opposed. By order dated June 21, 2017, the Supreme Court of Pennsylvania denied plaintiffs’ petition for leave to appeal. The case was set for a new trial in April 2018. We settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.
On August 17, 2011, a New York City state court jury found us responsible for a 99% share of a $32 million verdict on the Ronald Dummitt claim. We filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which we argued were excessive under New York appellate case law governing awards for non-economic losses. The Court held oral argument on these motions on October 18, 2011 and issued a written decision on August 21, 2012 confirming the jury’s liability findings but reducing the award of damages to $8 million. At plaintiffs’ request, the Court entered a judgment in the amount of $4.9 million against us, taking into account settlement offsets and accrued interest under New York law. We appealed, and the judgment was affirmed in a 3-2 decision and order dated July 3, 2014. We appealed to the New York Court of Appeals. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, in the amount of $6.6 million was paid in the third quarter 2016.
On October 23, 2012, we received an adverse verdict in the Gerald Suttner claim in Buffalo, New York. The jury found that we were responsible for 4% of plaintiffs’ damages of $3 million. We filed post-trial motions requesting judgment in our favor notwithstanding the jury’s verdict, which were denied. The court entered a judgment of $0.1 million against us. We appealed, and the judgment was affirmed by order dated March 21, 2014. We sought reargument of this decision, which was denied. We sought review before the New York Court of Appeals, which was accepted in the fourth quarter of 2014. The court heard oral arguments on May 3, 2016 and affirmed the judgment in a decision dated June 28, 2016. The judgment, with interest, in the amount of $0.2 million was paid in the third quarter of 2016.
On February 25, 2013, a Philadelphia, Pennsylvania, state court jury found us responsible for a 1/10th share of a $2.5 million verdict in the Thomas Amato claim and a 1/5th share of a $2.3 million verdict in the Frank Vinciguerra claim, which were consolidated for trial. We filed post-trial motions requesting judgments in our favor notwithstanding the jury’s verdicts or new trials, and also requesting that settlement offsets be applied to reduce the judgment in accordance with Pennsylvania law. These motions were denied. We appealed, and on April 17, 2015, a panel of the Superior Court of Pennsylvania affirmed the trial court’s ruling. The Supreme Court of Pennsylvania accepted our petition for review and heard oral arguments on September 13, 2016. On November 22, 2016, the Court dismissed our appeal as improvidently granted. We paid the Vinciguerra judgment in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the amount of $0.6 million in the fourth quarter 2016. We paid the Amato judgment, with interest, in the amount of $0.3 million in the second quarter of 2017.
On March 1, 2013, a New York City state court jury entered a $35 million verdict against us in the Ivo Peraica claim. We filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which we argue was excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. After the trial court remitted the verdict to $18 million, but otherwise denied our post-trial motion, judgment was entered against us in the amount of $10.6 million (including interest). We appealed. We took a separate appeal of the trial court’s denial of our summary judgment motion. The Court consolidated the appeals, which were heard in the fourth quarter of 2014. In July 2016, we supplemented our briefing based on the New York Court of Appeals Dummitt/Suttner decision. On October 6, 2016, a panel of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the damages award to $4.25 million, which after settlement offsets was calculated to be $1.94 million. Plaintiff had the option of accepting the reduced amount or having a new trial on damages. We filed a motion with the Appellate Division requesting a rehearing on liability issues. The motion was denied. The New York Court of Appeals also denied review. We paid the Peraica judgment in the amount of $2.7 million in the first quarter of 2017.
On July 31, 2013, a Buffalo, New York state court jury entered a $3.1 million verdict against us in the Lee Holdsworth claim. We filed post-trial motions seeking to overturn the verdict, to grant a new trial, or to reduce the damages, which we argued were excessive under New York appellate case law governing awards for non-economic losses and further were subject to settlement offsets. Post-trial motions were denied, and the court entered judgment in the amount of $1.7 million. On June 12, 2015, the Appellate Division, Fourth Department, affirmed the trial court’s ruling denying our motion for summary judgment. The court denied reargument of that ruling. We pursued a further appeal of the trial court rulings and judgment, which was argued on May 16, 2016. On July 8, 2016, the Court vacated the judgment and granted us a new trial on the issue of whether we are subject to joint-and-several liability under New York law. Plaintiff filed a motion to enter judgment in the trial court in the amount allegedly unaffected by the appellate ruling, approximately $1.0 million, and we opposed the motion. We settled the matter. The settlement was reflected in the fourth quarter 2016 indemnity amount.
On September 17, 2013, a Fort Lauderdale, Florida state court jury in the Richard DeLisle claim found us responsible for 16% of an $8 million verdict. The trial court denied all parties’ post-trial motions, and entered judgment against us in the amount of $1.3 million. We appealed and oral argument on the appeal took place on February 16, 2016. On September 14, 2016, a panel of the Florida Court of Appeals reversed and entered judgment in favor of us. Plaintiff filed with the Court of Appeals a motion for rehearing and/or certification of an appeal to the Florida Supreme Court, which the Court denied on November 9, 2016. Plaintiffs subsequently requested review by the Supreme Court of Florida. Plaintiffs' motion was granted on July 11, 2017. Oral argument took place on March 6, 2018. On October 15, 2018, the Supreme Court of Florida reversed and remanded with instructions to reinstate the trial court’s judgment. We paid the judgment on December 28, 2018.  That payment is reflected in the fourth quarter 2018 indemnity amount.
On June 16, 2014, a New York City state court jury entered a $15 million verdict against us in the Ivan Sweberg claim and a $10 million verdict against us in the Selwyn Hackshaw claim. The two claims were consolidated for trial. We filed post-trial motions seeking to overturn the verdicts, to grant new trials, or to reduce the damages, which were denied, except that the Court reduced the Sweberg award to $10 million, and reduced the Hackshaw award to $6 million. Judgments were entered in the amount of $5.3 million in Sweberg and $3.1 million in Hackshaw. We appealed. Oral argument on Sweberg took place on February 16, 2016, and oral argument on Hackshaw took place on March 9, 2016. On October 6, 2016, two panels of the Appellate Division, First Department, affirmed the rulings of the trial court on liability issues but further reduced the Sweberg damages award to $9.5 million and further reduced the Hackshaw damages award to $3 million, which after settlement offsets are calculated to be $4.73 million in Sweberg and $0 in Hackshaw. Plaintiffs were given the option of accepting the reduced awards or having new trials on damages. Plaintiffs subsequently brought an appeal in Hackshaw before the New York Court of Appeals, which the Court denied. We filed a motion with the Appellate Division requesting a rehearing on liability issues in Sweberg. That motion was denied. The New York Court of Appeals also denied review. We paid in the first quarter of 2017 the Sweberg plaintiffs $5.7 million, which was the amount owed under this judgment. No damages were owed in Hackshaw.
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against us. The jury also awarded exemplary damages against us in the amount of $10 million. We filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against us in the amount of $10.8 million. We initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied our motion to transfer the case to the Supreme Court of Missouri. We sought leave to appeal before the Supreme Court of Missouri, which denied that request. The Supreme Court of the United States denied further review on March 26, 2018. We settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 9, 2016, a Philadelphia, Pennsylvania, federal court jury found us responsible for a 30% share of a $1.085 million verdict in the Valent Rabovsky claim. The court ordered briefing on the amount of the judgment. We argued, among other things, that settlement offsets reduce the award to plaintiff under Pennsylvania law. A further hearing was held April 26, 2016, after which the court denied our request and entered judgment in the amount of $0.4 million. We filed post-trial motions, which were denied in two decisions issued on August 26, 2016 and September 28, 2016. We are pursuing an appeal to the Third Circuit Court of Appeals, which was argued on June 12, 2017. On September 27, 2017, the Court entered an order asking the Supreme Court of Pennsylvania to decide one of the issues raised in our appeal. The Supreme Court of Pennsylvania accepted the request, and we settled the matter. The settlement was reflected in the fourth quarter 2017 indemnity amount.
On April 22, 2016, a Phoenix, Arizona federal court jury found us responsible for a 20% share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against us in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against us in the amount of $6.8 million. We filed post-trial motions, which were denied on September 20, 2016. We pursued an appeal to the Ninth Circuit Court of Appeals which affirmed the judgment on March 29, 2018. We settled the matter.  The settlement was reflected in the second quarter 2018 indemnity amount.
On June 30, 2017, a New York City state court jury entered a $20 million verdict against us in the Geoffrey Anisansel claim. We settled the matter in August 2017. The settlement was reflected in the third quarter 2017 indemnity amount.
Such judgment amounts were not included in our incurred costs until all available appeals are exhausted and the final payment amount is determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the years ended December 31, 2018, 2017 and 2016 totaled $88.8 million, $88.3 million and $73.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2018, 2017 and 2016 totaled $63.9 million, $62.5 million and $56.0 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)
For the year ended December 31,	2018	2017	2016
Settlement / indemnity costs incurred *	$63.0	$51.8	$30.5
Defense costs incurred *	25.8	36.5	43.0
Total costs incurred	$88.8	$88.3	$73.5

Settlement / indemnity payments	$61.5	$51.7	$32.4
Defense payments	26.5	38.9	43.7
Insurance receipts	(24.1)	(28.1)	(20.1)
Pre-tax cash payments	$63.9	$62.5	$56.0
* Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2018, we have resolved (by settlement or dismissal) approximately 136,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $600 million, for an average settlement cost per resolved claim of approximately $4,400. The average settlement cost per claim resolved during the years ended December 31, 2018, 2017 and 2016 was $11,300, $7,800, and $3,900, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects on the Consolidated Financial Statements
We have retained an independent actuarial firm to assist management in estimating our asbestos liability in the tort system. The actuarial consultants review information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by the actuarial consultants to project future asbestos costs is based on our recent historical experience for claims filed, settled and dismissed during a base reference period. Our experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, the actuarial consultants estimate the number of future claims that would be filed against us and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with us, the actuarial consultants augment our liability estimate for the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, the actuarial consultants compile an estimate of our asbestos liability for pending and future claims using a range of reference periods based on claim experience and covering claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate.
In our view, the forecast period used to provide the best estimate for asbestos claims and related liabilities and costs is a judgment based upon a number of trend factors, including the number and type of claims being filed each year; the jurisdictions where such claims are filed, and the effect of any legislation or judicial orders in such jurisdictions restricting the types of claims that can proceed to trial on the merits; and the likelihood of any comprehensive asbestos legislation at the federal level. In addition, the dynamics of asbestos litigation in the tort system have been significantly affected by the substantial number of companies that have filed for bankruptcy protection, thereby staying any asbestos claims against them until the conclusion of such proceedings, and the establishment of a number of post-bankruptcy trusts for asbestos claimants, which have been estimated to provide $36 billion for payments to current and future claimants. These trend factors have both positive and negative effects on the dynamics of asbestos litigation in the tort system and the related best estimate of our asbestos liability, and these effects do not move in a linear fashion but rather change over multi-year periods. Accordingly, management continues to monitor these trend factors over time and periodically assesses whether an alternative forecast period is appropriate.
Each quarter, the actuarial consultants compile an update based upon our experience in claims filed, settled and dismissed as well as average settlement costs by disease category (mesothelioma, lung cancer, other cancer, and non-malignant conditions including asbestosis). In addition to this claims experience, we also consider additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. As part of this process, we also take into account trends in the tort system such as those enumerated above. Management considers all these factors in conjunction with the liability estimate of the actuarial consultants and determines whether a change in the estimate is warranted.
Liability Estimate. Effective as of December 31, 2016, we extended our estimate of the asbestos liability, including the costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through the generally accepted end point of such claims in 2059. Our previous estimate was for asbestos claims filed or projected to be filed through 2021. Our estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from our experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, we recorded an additional liability of $227 million as of December 31, 2016. This action was based on several factors which contribute to our ability to reasonably estimate this liability through 2059. First, the number of mesothelioma claims (which, although constituting approximately 10% of our total pending asbestos claims, have consistently accounted for approximately 90% of our aggregate settlement and defense costs) being filed against us and associated settlement costs have stabilized. Second, there have been generally favorable developments in the trend of case law, which has been a contributing factor in stabilizing the asbestos claims activity and related settlement costs. Third, there have been significant actions taken by certain state legislatures and courts that have reduced the number and types of claims that can proceed to trial, which has been a significant factor in stabilizing the asbestos claims activity. Fourth, recent court decisions in certain jurisdictions have provided additional clarity regarding the nature of claims that may proceed to trial in those jurisdictions and greater predictability regarding future claim activity. Fifth, we have coverage-in-place agreements with almost all of our excess insurers, which enables us to project a stable relationship between settlement and defense costs paid by us and reimbursements from our insurers. Sixth, annual settlements with respect to groups of cases with certain plaintiff firms have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

helped to stabilize indemnity payments and defense costs. Taking these factors into account, we believe that we can reasonably estimate the asbestos liability for pending claims and future claims to be filed through 2059.
Management has made its best estimate of the costs through 2059. Through December 31, 2018, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2018.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $517 million as of December 31, 2018. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2018 was $66 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
Insurance Coverage and Receivables. Prior to 2005, a significant portion of our settlement and defense costs were paid by our primary insurers. With the exhaustion of that primary coverage, we began negotiations with our excess insurers to reimburse us for a portion of our settlement and/or defense costs as incurred. To date, we have entered into agreements providing for such reimbursements, known as “coverage-in-place”, with eleven of our excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for our present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, we have entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to us based on aggregate indemnity and defense payments made. In addition, with ten of our excess insurer groups, we entered into agreements settling all asbestos and other coverage obligations for an agreed sum, totaling $82.5 million in aggregate. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All of these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, we have concluded settlements with all but one of our solvent excess insurers whose policies are expected to respond to the aggregate costs included in the liability estimate. That insurer, which issued a single applicable policy, has been paying the shares of defense and indemnity costs we have allocated to it, subject to a reservation of rights. There are no pending legal proceedings between us and any insurer contesting our asbestos claims under our insurance policies.
In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence us in our determination of the asset amount to record. The proportion of the asbestos liability that is allocated to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain insurance coverage years, however, exceeds the limits of available insurance in those years. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $91 million as of December 31, 2018.
We review the aforementioned estimated reimbursement rate with our insurance consultants on a periodic basis in order to confirm overall consistency with our established reserves. The reviews encompass consideration of the performance of the insurers under coverage-in-place agreements and the effect of any additional lump-sum payments under other insurer agreements. Actual insurance reimbursements vary from period to period, and will decline over time, for the reasons cited above.
Uncertainties. Estimation of our ultimate exposure for asbestos-related claims is subject to significant uncertainties, as there are multiple variables that can affect the timing, severity and quantity of claims and the manner of their resolution. We caution that our estimated liability is based on assumptions with respect to future claims, settlement and defense costs based on past experience that may not prove reliable as predictors; the assumptions are interdependent and no single factor predominates in determining the liability estimate. A significant upward or downward trend in the number of claims filed, depending on the nature of the alleged injury, the jurisdiction where filed and the quality of the product identification, or a significant upward or downward trend in the costs of defending claims, could change the estimated liability, as would substantial adverse verdicts at trial that withstand appeal. A legislative solution, structured settlement transaction, or significant change in relevant case law could also change the estimated liability.
The same factors that affect developing estimates of probable settlement and defense costs for asbestos-related liabilities also affect estimates of the probable insurance reimbursements, as do a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, due to the uncertainties inherent in litigation matters, no assurances can be given regarding the outcome of any litigation, if necessary, to enforce our rights under our insurance policies or settlement agreements.
Many uncertainties exist surrounding asbestos litigation, and we will continue to evaluate our estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented. Although the resolution of these claims will likely take many years, the effect on the results of operations, financial position and cash flow in any given period from a revision to these estimates could be material.
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2018 is substantially related to the former manufacturing sites in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary of us in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $33.1 million as of December 31, 2018, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability was $10.9 million as of December 31, 2018 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2018, we have recorded a receivable of $6.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
We have been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor of us formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (referred to as the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued.
GD-OTS has asked us to participate in a voluntary cost allocation/mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. We, along with a number of other PRPs that were contacted, initially declined, but in light of the ongoing investigative activities, and the willingness of the U.S. government to participate in a mediation proceeding, we and a number of PRPs have agreed to participate in a non-binding mediation process. We and other PRPs executed a mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The participants have selected a mediator, have exchanged relevant information, and have agreed upon a framework for the mediation to address the numerous sub-areas at the Site in a coherent fashion. The first phase of the mediation, involving former munitions or ordnance storage areas, began in November 2017, and a second mediation session took place in March 2018. A further mediation session has not yet been scheduled. We at present cannot predict whether this mediation proceeding will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We notified our insurers of this potential liability and have obtained coverage, subject to reservations of rights, under certain of our insurance policies.
Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, discloses that the amount is immaterial, or discloses that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2018, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Financing
Commercial paper program - On March 2, 2015, we entered into a commercial paper program (the “CP Program”) from which we may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes have maturities of up to 397 days from date of issue. The Notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of December 31, 2017, there were no outstanding borrowings.  In January 2018, we issued $340 million under the CP Program to fund the acquisition of Crane Currency. On October 23, 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. As of December 31, 2018, there were no borrowings outstanding under the CP Program.
Revolving Credit Facility - In December 2017, we entered into a $550 million five year revolving credit agreement (the “2017 Facility”), which replaced an existing $500 million revolving credit facility. The 2017 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. The loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a base rate, plus a margin ranging from 0.0% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBOR for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating.  The 2017 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2017 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of the Company. As of December 31, 2018, there were no outstanding borrowings under the 2017 Facility.
The following table summarizes our current maturities of long-term debt as of December 31, 2018 and 2017:

(in millions) December 31,	2018	2017
Syndicated loan facility (€71.1 million principal value)	$5.3	$—
Building loan facility (€23.3 million principal value)	1.6	—
2.75% notes due December 2018	—	250.0
Other deferred financing costs associated with credit facilities	—	(0.6)
Total current maturities of long-term debt	$6.9	$249.4
2.75% notes due December 2018 - In December 2013, we issued five year notes having an aggregate principal amount of $250 million. We issued a notice of redemption on February 7, 2018, with an effective date of March 7, 2018. In March 2018, we used the net proceeds from a public offering of $350 million aggregate principal amount of 4.20% Senior Notes to redeem the $250 million of outstanding 2.75% notes due in December 2018.
The following table summarizes our long-term debt as of December 31, 2018 and 2017:

(in millions) December 31,	2018	2017
4.45% notes due December 2023	$298.6	$298.4
6.55% notes due November 2036	198.2	198.1
4.20% notes due March 2048	345.9	—
Syndicated loan facility (€71.1 million principal value)	76.1	—
Building loan facility (€23.3 million principal value)	25.1	—
Other deferred financing costs associated with credit facilities	(1.6)	(2.4)
Total long-term debt (a)	$942.3	$494.1
(a) Debt discounts and debt issuance costs totaled $6.7 and $3.5 as of December 31, 2018 and 2017, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

4.45% notes due December 2023 - In December 2013, we issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that mature on December 15, 2023 and bear interest at 4.45% per annum,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
6.55% notes due November 2036 - In November 2006, we issued 30 year notes having an aggregate principal amount of $200 million. The notes are unsecured, senior obligations of us that mature on November 15, 2036 and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at the option of us. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%.

4.20% notes due March 2048 - On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due 2048 (the "2048 Notes"). The 2048 Notes bear interest at a rate of 4.20% per annum and mature on March 15, 2048. Interest on the 2048 Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2018. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.29%
The 4.45% notes due December 2023 were issued under an indenture dated as of December 13, 2013. The 6.55% notes due November 2036 were issued under an indenture dated as of April 1, 1991. The 4.20% notes due December 2048 were issued under an indenture dated as of February 5, 2018. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
Syndicated Loan and Building Loan Facilities - As part of the acquisition of Crane Currency, we assumed €59 million of borrowings under a €72 million Syndicated Loan Facility Agreement (the “Syndicated Loan Facility”) with the borrower being Crane Currency Malta. The Syndicated Loan Facility allows borrowings under two facilities in the amounts of €49 million (“Facility 1”) and €23 million (“Facility 2”). The proceeds from the Syndicated Loan Facility may be used to purchase equipment for a printing facility in Malta.  As of December 31, 2018, there was €71.1 million (€48.1 million from Facility 1 and €23.0 million from Facility 2) of outstanding borrowings.  The Syndicated Loan Facility requires monthly principal payments, after the facilities are fully drawn, of €0.3 million from October 2018 through March 2032 for Facility 1 and €0.1 million from June 2019 through January 2033 for Facility 2.  Interest is based on EURIBOR, plus a margin of 3.5% and is payable on a monthly basis.  The Syndicated Loan Facility contains customary affirmative and negative covenants, including limitations on the subsidiary with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and payment of dividends. Crane Currency Malta must also maintain a debt service cover ratio ranging from 1.2 to 1.5 over specified periods and a debt-to-equity ratio ranging from 2.5 to 1.5 over specified periods. The Syndicated Loan Facility provides for customary events of default. We also assumed €22.4 million of borrowings under a €27.0 million Building Loan Facility Agreement (the “Building Loan Facility”).  The proceeds from the Building Loan Facility may be used to finance construction of the printing facility in Malta.  As of December 31, 2018, there were €23.3 million of outstanding borrowings.  The Building Loan Facility requires quarterly principal payments of €0.4 million from March 2018 through March 2037.  Interest is 1.5% and is payable on a quarterly basis.  The Building Loan Facility provides for customary events of default.
Other - As of December 31, 2018, we had open standby letters of credit of $57.9 million issued pursuant to a $165.5 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

364-day Credit Agreement and 3-Year Term Loan Credit Agreement - In December 2017, we also entered into (1) a $150 million 364-day Credit Agreement (the “364-day Credit Agreement”), and (2) a $200 million 3-year Term Loan Credit Agreement (the “3-year Term Loan Credit Agreement”). Borrowings were available under each of the 364-day Credit Agreement and the 3-year Term Loan Credit Agreement once certain conditions precedent were satisfied, including consummation of our acquisition of Crane Currency. Interest on loans made under each of the 364-day Credit Agreement and the 3-year Term Loan Credit Agreement accrues, at our option, at a rate per annum equal to (1) a base rate (determined in a customary manner), plus a margin ranging from 0.0% to 0.75% depending upon the Index Debt Rating or (2) an adjusted LIBOR (determined in a customary manner) for an interest period to be selected by us plus a margin ranging from 0.875% to 1.75% depending upon the Index Debt Rating.  A commitment fee begins to accrue on March 5, 2018 (with respect to the 364-day Credit Agreement) and on January 19, 2018 (with respect to the 3-year Term Loan Credit Agreement) on the daily unused portion of the commitments under each of the 364-day Credit Agreement and the 3-year Term Loan Credit Agreement, respectively, at a rate per annum ranging from 0.07% to 0.25% depending on the Index Debt Rating. Each of the 364-day Credit Agreement and the 3-year Term Loan Credit Agreement contain substantially the same affirmative and negative covenants, including the maximum debt to capitalization ratio, and events of default, as the 2017 Facility. There were no outstanding borrowings under the 364-day Credit Agreement and 3-year Term Loan Credit Agreement as of December 31, 2017. In January 2018, we drew $100 million from the 364-day Credit Agreement and $200 million from the 3-year Term Loan Credit Agreement to fund the acquisition of Crane Currency. In March 2018, we paid $100 million outstanding under the 364-day Credit Agreement after the completion of the Public Offering on February 5, 2018 referenced above. In April 2018, we repaid the $200 million outstanding under our 3-year Term Loan Credit Agreement.
As of December 31, 2018, our total debt to total capitalization ratio was 38%, computed as follows:

(in millions) December 31,	2018
Current maturities of long-term debt	$6.9
Long-term debt	942.3
Total indebtedness	949.2
Total shareholders’ equity	1,524.2
Capitalization	$2,473.4
Total indebtedness to capitalization	38%
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Technique
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $2.1 million and $0.8 million as of December 31, 2018 and 2017, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and were less than $0.1 million as of each of the years ended December 31, 2018 and 2017. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and were less than $0.1 million as of each of December 31, 2018 and 2017.
The available-for-sale securities, which are included in “Other assets” on our Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $3.4 million as of December 31, 2018.
The carrying value of our financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term loans payable approximate fair value, without being discounted, due to the short periods during which these amounts are outstanding. Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt is measured using Level 2 inputs and was $977.6 million and $816.0 million as of December 31, 2018 and 2017, respectively.
Note 14 – Restructuring Charges
In 2018, we recorded restructuring charges of $7.2 million related to the acquisition of Crane Currency and the 2017 repositioning actions described below.
Acquisition-Related Restructuring
In 2018, we recorded pre-tax restructuring charges of $1.6 million, all of which were severance-related cash costs associated with the January 2018 acquisition of Crane Currency in our Payment & Merchandising Technologies segment. These actions are related to the closure of Crane Currency’s printing operations in Sweden, which will be transitioned to a new print facility in Malta. We expect these actions to result in workforce reductions of approximately 170 employees, or less than 2% of our global workforce. There was no liability remaining associated with these actions as of December 31, 2018
We expect to incur additional restructuring and related charges of $3.8 million in 2019 to complete these actions. We expect recurring pre-tax savings subsequent to initiating all actions to approximate $23 million annually.
2017 Repositioning
During the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe.
Restructuring charges included severance and other costs related to the consolidation of certain manufacturing operations, all of which are cash costs. The following table summarizes the restructuring charges by business segment in 2018 and cumulatively through December 31, 2018:

	Severance		Other		Total
(in millions)	2018	Cumulative	2018	Cumulative	2018	Cumulative
Fluid Handling	$6.1	$16.7	$—	$—	$6.1	$16.7
Payment & Merchandising Technologies	0.1	12.3	0.4	0.4	0.5	12.7
Aerospace & Electronics	—	1.3	(1.0)	(1.0)	(1.0)	0.3
	$6.2	$30.3	$(0.6)	$(0.6)	$5.6	$29.7
Related to the 2017 repositioning actions, we recorded $7.5 million of additional costs associated with facility consolidations in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

To complete these actions, we expect to incur a total of $11.5 million of restructuring and facility consolidation related charges in 2019 and 2020 in each of the segments as follows:

(in millions)	2019	2020	Total
Fluid Handling	$5.6	$1.6	$7.2
Payment & Merchandising Technologies	1.3	—	1.3
Aerospace & Electronics	3.0	—	3.0
	$9.9	$1.6	$11.5
The following table summarizes the expected costs by nature of costs and year:

(in millions)	2019	2020	Total
Restructuring	$2.1	$—	$2.1
Facility consolidation	7.8	1.6	9.4
	$9.9	$1.6	$11.5
We expect recurring pre-tax savings subsequent to initiating all actions to approximate $30 million annually.
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2017	Expense (Gain) *	Utilization	Balance at December 31, 2018
Fluid Handling
Severance	$10.6	$6.1	$(3.8)	$12.9
Other	—	—	—	—
Total Fluid Handling	$10.6	$6.1	$(3.8)	$12.9

Payment & Merchandising Technologies
Severance	$12.2	$0.1	$(2.9)	$9.4
Other	—	0.4	(0.4)	—
Total Payment & Merchandising Technologies	$12.2	$0.5	$(3.3)	$9.4

Aerospace & Electronics
Severance	$1.3	$—	$(0.4)	$0.9
Other	—	(1.0)	1.0	—
Total Aerospace & Electronics	$1.3	$(1.0)	$0.6	$0.9
Total Restructuring	$24.1	$5.6	$(6.5)	$23.2
* Reflected in the Consolidated Statements of Operations as “Restructuring charges”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Quarterly Results (Unaudited)

(in millions, except per share data) For year ended December 31,	First	Second	Third	Fourth	Year
2018
Net sales	$799.1	$851.0	$855.8	$839.6	$3,345.5
Cost of sales	521.2	545.6	544.8	544.6	2,156.2
Gross profit	277.9	305.4	311.0	295.0	1,189.3
Operating profit (a) (e)	94.3	113.0	123.9	110.1	441.3
Net income attributable to common shareholders (b)	68.7	80.7	97.0	89.2	335.6
Basic earnings per share	$1.15	$1.35	$1.62	$1.51	$5.63
Diluted earnings per share	$1.13	$1.32	$1.59	$1.46	$5.50

2017
Net sales	$673.4	$702.5	$695.9	$714.2	$2,786.0
Cost of sales	429.5	444.3	441.5	455.6	1,770.9
Gross profit	243.9	258.2	254.4	258.6	1,015.1
Operating profit (c) (e)	93.3	105.8	102.1	87.2	388.4
Net income (loss) attributable to common shareholders (d)	63.1	69.2	68.2	(28.7)	171.8
Basic earnings (loss) per share	$1.06	$1.16	$1.15	$(0.48)	$2.89
Diluted earnings (loss) per share	$1.05	$1.14	$1.13	$(0.48)	$2.84

(a)
Operating profit in 2018 includes i) acquisition-related and integration charges of $5.2 million, $4.1 million, $2.1 million and $8.4 million in the first, second, third and fourth quarters, respectively; ii) acquisition-related inventory and backlog amortization of $6.6 million, $1.9 million, $0.3 million and $0.3 million in the first, second, third and fourth quarters, respectively; and iii) restructuring charges (gains) of $0.8 million, $(0.6) million, $5.2 million and $1.8 million in the first, second, third and fourth quarters, respectively.

(b)	Includes the impact of item (a) cited above.

(c)
Operating profit in 2017 includes i) acquisition-related and integration charges of $2.6 million, $0.5 million and $4.7 million in the second, third and fourth quarters, respectively; and ii) restructuring charges, net of gain on property sale of $13.0 million in the fourth quarter.

(d)	Includes the impact of item (c) cited above, net of tax and an $87 million impact from a tax law change.

(e)
In 2018, we adopted amended guidance related to the presentation of net periodic pension cost and net periodic postretirement cost which resulted in a reclassification of the non-service cost components of net benefit cost from selling, general and administrative expenses to miscellaneous income, net. The non-service components were $5.2 million, $5.2 million, $5.3 million, and $5.4 million in the first, second, third and fourth quarters of 2018, respectively and $3.3 million, $3.3 million, $3.3 million, and $3.7 million in the first, second, third and fourth quarters of 2017, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the year covered by this annual report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and the information is accumulated and communicated to the Company’s Chief Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Principal Financial Officer have concluded that these controls are effective as of the end of the year covered by this annual report.
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2018, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2018. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Crane Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 25, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Managements Responsibility for Financial Reporting” appearing in Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 25, 2019

Item 9B. Other Information
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2019 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 15, 2019 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2019 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 15, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2019 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 15, 2019.

As of December 31, 2018:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan (and predecessor plans)	3,015,007	[1]	62.84	—
2018 Stock Incentive Plan	23,814	[2]	—	6,625,075
Equity compensation plans not approved by security holders	—		—	—
Total	3,038,821		$62.84	6,625,075
1 Includes 212,948 restricted share units (“RSUs”), 140,114 deferred stock units (“DSUs”) and 252,416 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 2,912,613. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

2 Includes 23,814 RSUs.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2019 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 15, 2019.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2019 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 15, 2019.

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

10(e)	$550 million 5-Year Revolving Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2017).
10(f)	$150 million 364-day Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2017).
10(g)	$200 million 3-Year Term Loan Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2017).
(iii)	Compensatory Plans
(a)	The Crane Co. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
(b)	2007 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 9, 2007).
(c)	The Crane Co. 2009 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on March 6, 2009).
(d)	The 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 9, 2011).
(e)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).
(e)	The Crane Co. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 15, 2018).
(f)	The Crane Co. 2000 Non-Employee Director Stock Compensation Plan (incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
(g)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).
(h)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).
(i)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
(j)	The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2013).
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

CRANE CO. (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell President and Chief Executive Officer Date 2/25/2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ RICHARD A. MAUE
Max H. Mitchell President, Chief Executive Officer and Director	Richard A. Maue Senior Vice President Chief Financial Officer (Principal Financial Officer)	Richard A. Maue Senior Vice President Chief Financial Officer (Principal Accounting Officer)
Date 2/25/2019	Date 2/25/2019	Date 2/25/2019
Directors

/s/ R.S. EVANS	/s/ MARTIN R. BENANTE	/s/ DONALD G. COOK
R.S. Evans, Chairman of the Board	Martin R. Benante	Donald G. Cook
Date 2/25/2019	Date 2/25/2019	Date 2/25/2019

/s/ RONALD C. LINDSAY		/s/ ELLEN MCCLAIN
Ronald C. Lindsay	Philip R. Lochner, Jr.	Ellen McClain
Date 2/25/2019	Date 2/25/2019	Date 2/25/2019

/s/ CHARLES G. MCCLURE, JR.	/s/ JENNIFER M. POLLINO	/s/ JAMES L.L. TULLIS
Charles G. McClure, Jr.	Jennifer M. Pollino	James L.L. Tullis
Date 2/25/2019	Date 2/25/2019	Date 2/25/2019