Form 10-Q
period 2019-06-30
CRANE CO /DE/
filed 2019-07-30
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 1-1657
CRANE CO.
(Exact name of registrant as specified in its charter)

Delaware	13-1952290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place	Stamford	CT	06902
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 203-363-7300
(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00	CR	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of June 28, 2019
Common stock, $1.00 Par Value – 59,948,466 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$841.6	$851.0	$1,673.3	$1,650.0
Operating costs and expenses:
Cost of sales	535.0	545.6	1,063.0	1,066.8
Selling, general and administrative	179.8	188.9	365.8	366.5
Acquisition-related and integration charges	2.4	4.1	3.5	9.2
Restructuring charges	1.6	(0.6)	4.5	0.2
Operating profit	122.8	113.0	236.5	207.3
Other income (expense):
Interest income	0.7	0.4	1.3	1.2
Interest expense	(11.4)	(12.8)	(23.3)	(27.5)
Miscellaneous income, net	6.4	4.3	8.4	8.3
	(4.3)	(8.1)	(13.6)	(18.0)
Income before income taxes	118.5	104.9	222.9	189.3
Provision for income taxes	27.5	24.2	49.4	39.9
Net income before allocation to noncontrolling interests	91.0	80.7	173.5	149.4
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	0.1	—
Net income attributable to common shareholders	$91.0	$80.7	$173.4	$149.4
Earnings per share:
Basic	$1.52	$1.35	$2.90	$2.50
Diluted	$1.50	$1.32	$2.85	$2.45
Average shares outstanding:
Basic	59.9	59.7	59.8	59.7
Diluted	60.8	61.1	60.8	61.0

Dividends per share	$0.39	$0.35	$0.78	$0.70

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income before allocation to noncontrolling interests	$91.0	$80.7	$173.5	$149.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	4.7	(46.9)	3.9	(21.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.9	4.5	4.8	14.1
Other comprehensive income (loss), net of tax	6.6	(42.4)	8.7	(7.4)
Comprehensive income before allocation to noncontrolling interests	97.6	38.3	182.2	142.0
Less: Noncontrolling interests in comprehensive income	—	(0.2)	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$97.6	$38.5	$182.3	$142.2
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$307.0	$343.4
Accounts receivable, net	543.2	515.8
Current insurance receivable - asbestos	16.0	16.0
Inventories, net:
Finished goods	124.6	116.2
Finished parts and subassemblies	42.7	45.9
Work in process	53.9	55.4
Raw materials	209.4	194.0
Inventories, net	430.6	411.5
Other current assets	83.1	76.2
Total current assets	1,379.9	1,362.9
Property, plant and equipment:
Cost	1,200.2	1,185.6
Less: accumulated depreciation	604.7	586.5
Property, plant and equipment, net	595.5	599.1
Long-term insurance receivable - asbestos	67.1	75.0
Long-term deferred tax assets	1.2	18.8
Other assets	221.6	101.4
Intangible assets, net	462.2	481.8
Goodwill	1,414.3	1,403.7
Total assets	$4,141.8	$4,042.7
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2019	December 31, 2018
Liabilities and equity
Current liabilities:
Current maturities of long-term debt	$7.8	$6.9
Accounts payable	275.2	329.2
Current asbestos liability	66.0	66.0
Accrued liabilities	281.0	337.1
U.S. and foreign taxes on income	4.6	1.0
Total current liabilities	634.6	740.2
Long-term debt	940.3	942.3
Accrued pension and postretirement benefits	233.2	244.0
Long-term deferred tax liability	60.3	53.2
Long-term asbestos liability	425.4	451.3
Other liabilities	173.6	84.6
Total liabilities	2,467.4	2,515.6
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	304.1	303.5
Retained earnings	2,198.8	2,072.1
Accumulated other comprehensive loss	(438.9)	(447.6)
Treasury stock	(464.4)	(476.2)
Total shareholders’ equity	1,672.0	1,524.2
Noncontrolling interests	2.4	2.9
Total equity	1,674.4	1,527.1
Total liabilities and equity	$4,141.8	$4,042.7
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	(12,477,673)	(12,917,713)
Common shares outstanding	59,948,466	59,508,426
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
Operating activities:
Net income attributable to common shareholders	$173.4	$149.4
Noncontrolling interests in subsidiaries’ earnings	0.1	—
Net income before allocation to noncontrolling interests	173.5	149.4
Loss on deconsolidation of joint venture	1.2	—
Unrealized gain on marketable securities	(3.1)	—
Depreciation and amortization	56.3	56.3
Stock-based compensation expense	11.2	11.2
Defined benefit plans and postretirement credit	(4.0)	(7.7)
Deferred income taxes	10.8	11.0
Cash used for operating working capital	(171.4)	(45.8)
Defined benefit plans and postretirement contributions	(5.1)	(16.5)
Environmental payments, net of reimbursements	(4.0)	(4.2)
Asbestos related payments, net of insurance recoveries	(17.9)	(34.9)
Other	5.0	12.6
Total provided by operating activities	52.5	131.4
Investing activities:
Capital expenditures	(36.1)	(44.0)
Proceeds from disposition of capital assets	0.9	0.5
Impact of deconsolidation of joint venture	(0.2)	—
Purchase of marketable securities	(8.8)	—
Payment for acquisition - net of cash acquired	—	(672.3)
Total used for investing activities	(44.2)	(715.8)
Financing activities:
Dividends paid	(46.7)	(41.8)
Reacquisition of shares on open market	—	(25.0)
Stock options exercised - net of shares reacquired	1.2	5.0
Debt issuance costs	—	(5.4)
Proceeds received from issuance of long-term debt	3.0	550.0
Proceeds received from issuance of short-term debt	—	100.0
Repayment of long-term debt	(2.8)	(450.0)
Repayment of short-term debt	—	(100.0)
Proceeds received from issuance of commercial paper, net	—	171.4
Total (used for) provided by financing activities	(45.3)	204.2
Effect of exchange rates on cash and cash equivalents	0.6	(7.8)
Decrease in cash and cash equivalents	(36.4)	(388.0)
Cash and cash equivalents at beginning of period	343.4	706.2
Cash and cash equivalents at end of period	$307.0	$318.2
Detail of cash used for operating working capital:
Accounts receivable	$(29.9)	$(17.3)
Inventories	(26.3)	(31.8)
Other current assets	(6.7)	(11.8)
Accounts payable	(54.2)	(22.1)
Accrued liabilities	(70.1)	37.8
U.S. and foreign taxes on income	15.8	(0.6)
Total	$(171.4)	$(45.8)
Supplemental disclosure of cash flow information:
Interest paid	$24.0	$21.9
Income taxes paid	$24.1	$29.5
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
On January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, “Leases” (“the new standard” or “ASC 842”) using the modified retrospective method. Under this method, we elected to apply the new standard as of the application date. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts continue to be reported under ASC 840, “Leases” (“ASC 840). We elected to apply the package of practical expedients permitted within the new standard, which among other things, allows us to carryforward the historical lease classification. No other transition practical expedients were elected. We implemented a new system, processes, and controls to enable the preparation of financial information upon adoption.
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
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2019, operating profit includes acquisition-related and integration charges and restructuring charges. For the three and six months ended June 30, 2018, operating profit includes acquisition-related and integration charges, acquisition-related inventory and backlog amortization and restructuring charges. See Note 4, “Acquisitions” for discussion of the acquisition-related costs. See Note 15, “Restructuring” for discussion of the restructuring charges.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Net sales
Fluid Handling	$290.6	$276.9	$564.3	$543.5
Payment & Merchandising Technologies	291.0	324.3	594.8	616.7
Aerospace & Electronics	204.5	187.2	399.1	357.5
Engineered Materials	55.5	62.6	115.1	132.3
Total	$841.6	$851.0	$1,673.3	$1,650.0
Operating profit (loss)
Fluid Handling	$37.3	$29.5	$71.4	$57.6
Payment & Merchandising Technologies	46.5	46.1	89.7	82.6
Aerospace & Electronics	49.4	43.3	94.2	77.5
Engineered Materials	7.5	11.2	16.9	23.7
Corporate	(17.9)	(17.1)	(35.7)	(34.1)
Total	122.8	113.0	236.5	207.3
Interest income	0.7	0.4	1.3	1.2
Interest expense	(11.4)	(12.8)	(23.3)	(27.5)
Miscellaneous income	6.4	4.3	8.4	8.3
Income before income taxes	$118.5	$104.9	$222.9	$189.3

(in millions)	June 30, 2019	December 31, 2018
Assets
Fluid Handling	$932.4	$878.2
Payment & Merchandising Technologies	2,094.2	2,074.4
Aerospace & Electronics	635.4	603.9
Engineered Materials	228.3	222.1
Corporate	251.5	264.1
Total	$4,141.8	$4,042.7

(in millions)	June 30, 2019	December 31, 2018
Goodwill
Fluid Handling	$240.5	$240.8
Payment & Merchandising Technologies	800.2	789.2
Aerospace & Electronics	202.3	202.4
Engineered Materials	171.3	171.3
Total	$1,414.3	$1,403.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2019	2018	2019	2018
Fluid Handling
Process Valves and Related Products	$182.4	$175.4	$350.4	$340.4
Commercial Valves	83.6	79.2	164.4	159.7
Other Products	24.6	22.3	49.5	43.4
Total Fluid Handling	$290.6	$276.9	$564.3	$543.5

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$154.0	$155.3	$312.7	$300.7
Banknotes and Security Products	88.5	121.6	187.1	221.4
Merchandising Equipment	48.5	47.4	95.0	94.6
Total Payment & Merchandising Technologies	$291.0	$324.3	$594.8	$616.7

Aerospace & Electronics
Commercial Original Equipment	$91.3	$86.2	$181.7	$170.8
Military and Other Original Equipment	55.4	48.7	106.9	90.7
Commercial Aftermarket Products	41.4	37.5	79.6	70.2
Military Aftermarket Products	16.4	14.8	30.9	25.8
Total Aerospace & Electronics	$204.5	$187.2	$399.1	$357.5

Engineered Materials
FRP - Recreational Vehicles	$22.2	$31.2	$48.7	$68.5
FRP - Building Products	24.0	23.4	47.7	47.2
FRP - Transportation	9.3	8.0	18.7	16.6
Total Engineered Materials	$55.5	$62.6	$115.1	$132.3

Total net sales	$841.6	$851.0	$1,673.3	$1,650.0

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2019, backlog was $1,076.0 million. We expect to recognize approximately 76% of our remaining performance obligations as revenue in 2019, an additional 20% by 2020 and the balance thereafter.
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

(in millions)	June 30, 2019	December 31, 2018
Contract assets	$59.0	$54.9
Contract liabilities	$33.1	$50.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognized revenue of $20.4 million and $37.2 million during the three and six month periods ended June 30, 2019, respectively, related to contract liabilities as of December 31, 2018.
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
Crane Currency’s results of operations have been included in our condensed consolidated financial statements for the periods subsequent to the completion of the acquisition on January 10, 2018. The pro forma impact for the stub period (January 1, 2018 through January 9, 2018) is not material.
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
The fair values of the trademark and trade name intangible assets were determined by using an “income approach”, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Crane Currency’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the firm’s ownership. The trademark and trade names, Crane Currency and Crane are assigned an indefinite life and, therefore, will not be amortized.
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
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended June 30, 2019 and 2018, we recorded $2.4 million and $4.1 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company recorded $3.5 million and $9.2 million, respectively, of integration and transaction costs in the Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2018, we also recorded $1.9 million and $8.5 million of inventory step-up and backlog amortization within “Cost of sales” in our Condensed Consolidated Statements of Operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income attributable to common shareholders	$91.0	$80.7	$173.4	$149.4

Average basic shares outstanding	59.9	59.7	59.8	59.7
Effect of dilutive stock options	0.9	1.4	1.0	1.3
Average diluted shares outstanding	60.8	61.1	60.8	61.0

Earnings per basic share	$1.52	$1.35	$2.90	$2.50
Earnings per diluted share	$1.50	$1.32	$2.85	$2.45

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three-month periods ended June 30, 2019 and 2018, the number of stock options excluded from the computation was 1.3 million and 0.4 million, respectively. For the six-month periods ended June 30, 2019 and 2018, the number of stock options excluded from the computation was 1.2 million and 0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended June 30, 2019 and 2018 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2017	72.4	$291.7	$1,813.3	$(380.1)	$(452.1)	$1,345.2	$3.3	$1,348.5
Net income	—	—	68.7	—	—	68.7	—	68.7
Cash dividends ($0.35 per share)	—	—	(20.9)	—	—	(20.9)	—	(20.9)
Cumulative effect of adoption ASC 606	—	—	6.7	—	—	6.7	—	6.7
Impact from settlement of share-based awards, net of shares acquired	—	(9.7)	—	—	14.2	4.5	—	4.5
Stock-based compensation expense	—	5.6	—	—	—	5.6	—	5.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	9.6	—	9.6	—	9.6
Currency translation adjustment	—	—	—	25.4	—	25.4	—	25.4
BALANCE MARCH 31, 2018	72.4	$287.6	$1,867.8	$(345.1)	$(437.9)	$1,444.8	$3.3	$1,448.1
Net income	—	—	80.7	—	—	80.7	—	80.7
Cash dividends ($0.35 per share)	—	—	(20.9)	—	—	(20.9)	—	(20.9)
Reacquisition of shares on open market	—	—	—	—	(25.0)	(25.0)		(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	—	—	—	0.5	0.5	—	0.5
Stock-based compensation expense	—	5.6	—	—	—	5.6	—	5.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.5	—	4.5	—	4.5
Currency translation adjustment	—	—	—	(46.7)	—	(46.7)	(0.2)	(46.9)
BALANCE JUNE 30, 2018	72.4	$293.2	$1,927.6	$(387.3)	$(462.4)	$1,443.5	$3.1	$1,446.6

BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1
Net income	—	—	82.4	—	—	82.4	0.1	82.5
Cash dividends ($0.39 per share)	—	—	(23.4)	—	—	(23.4)	—	(23.4)
Impact from settlement of share-based awards, net of shares acquired	—	(9.8)	—	—	9.6	(0.2)	—	(0.2)
Stock-based compensation expense	—	5.5	—	—	—	5.5	—	5.5
Deconsolidation of a joint venture	—	—	—	—	—	—	(0.5)	(0.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.9	—	2.9	—	2.9
Currency translation adjustment	—	—	—	(0.8)	—	(0.8)	(0.1)	(0.9)
BALANCE MARCH 31, 2019	72.4	$299.2	$2,131.1	$(445.5)	$(466.6)	$1,590.6	$2.4	$1,593.0
Net income	—	—	91.0	—	—	91.0	—	91.0
Cash dividends ($0.39 per share)	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Impact from settlement of share-based awards, net of shares acquired	—	(0.7)	—	—	2.2	1.5	—	1.5
Stock-based compensation expense	—	5.6	—	—	—	5.6	—	5.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	1.9	—	1.9	—	1.9
Currency translation adjustment	—	—	—	4.7	—	4.7	—	4.7
BALANCE JUNE 30, 2019	72.4	$304.1	$2,198.8	$(438.9)	$(464.4)	$1,672.0	$2.4	$1,674.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2018	$(318.3)	$(129.3)	$(447.6)
Other comprehensive income before reclassifications	—	3.9	3.9
Amounts reclassified from accumulated other comprehensive loss	4.8	—	4.8
Net current-period other comprehensive income	4.8	3.9	8.7
Balance as of June 30, 2019	$(313.5)	$(125.4)	$(438.9)

* Net of tax benefit of $120.9 million and $122.2 million as of June 30, 2019 and December 31, 2018, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2019 and 2018. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Amortization of pension items:
Prior-service costs	$(0.2)	$(0.1)	$(0.3)	$(0.3)
Net loss	3.3	3.6	6.7	7.1
Amortization of postretirement items:
Net gain	(0.1)	(0.3)	(0.2)	(0.6)
Total before tax	$3.0	$3.2	$6.2	$6.2
Tax impact	0.6	0.8	1.4	1.4
Total reclassifications for the period	$2.4	$2.4	$4.8	$4.8

Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic (benefit) cost for the three months ended June 30, 2019 and 2018 are as follows:

	Pension		Postretirement		SERP
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$1.3	$1.5	$—	$0.1	$—	$—
Interest cost	7.7	7.5	0.1	0.2	—	0.1
Expected return on plan assets	(14.2)	(16.4)	—	—	—	—
Amortization of prior service cost	(0.2)	(0.1)		—	—	—
Amortization of net loss (gain)	3.3	3.6	(0.1)	(0.3)	—	—
Net periodic (benefit) cost	$(2.1)	$(3.9)	$—	$—	$—	$0.1

For all plans, the components of net periodic (benefit) cost for the six months ended June 30, 2019 and 2018 are as follows:

	Pension		Postretirement		SERP
(in millions)	2019	2018	2019	2018	2019	2018
Service cost	$2.7	$3.0	$—	$0.1	$—	$—
Interest cost	15.4	15.0	0.2	0.6	0.1	0.1
Expected return on plan assets	(28.6)	(32.7)	—	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	—	—	—	—
Amortization of net loss (gain)	6.7	7.1	(0.2)	(0.6)	—	—
Net periodic (benefit) cost	$(4.1)	$(7.9)	$—	$0.1	$0.1	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2018, the components of net periodic (benefit) cost other than the service cost component are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect, based on current actuarial calculations, to contribute the following to our pension plans, postretirement plans and Supplemental Executive Retirement Plan (“SERP”):

(in millions)	Pension	Postretirement	SERP
Expected contributions in 2019	$3.1	$2.5	$2.2
Amounts contributed during the six months ended June 30, 2019	$1.9	$1.1	$2.1

Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective Tax Rate	23.2%	23.1%	22.2%	21.1%

Our tax rate for the three months ended June 30, 2019 is approximately equal to the prior period’s comparable rate.
Our tax rate for the six months ended June 30, 2019 is higher than the prior year’s comparable period primarily due to a lower amount of excess share-based compensation benefits, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Our tax rate for both the three and six months ended June 30, 2019 are higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and U.S. state taxes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Unrecognized Tax Benefits
During the three and six months ended June 30, 2019, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.4 million and $1.7 million, respectively, primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitations. During the three and six months ended June 30, 2019, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate increased by $0.8 million and $2.4 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and six months ended June 30, 2019, we recognized $0.6 million and $1.2 million, respectively, of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. At June 30, 2019 and December 31, 2018, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $8.4 million and $7.2 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $9.6 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Certain leases include options to renew for an additional term or company-controlled options to terminate. As renewal options are typically priced at fair market value, we generally determine it is not reasonably certain to assume the exercise of renewal options because there is no economic incentive to renew. As termination options often include penalties, we generally determine it is reasonably certain that termination options will not be exercised because there is an economic incentive not to terminate. Therefore, these options generally do not impact the lease term or the determination or classification of the right-of-use asset and lease liability.
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

Our Condensed Consolidated Balance Sheet includes the following related to leases:

(in millions)	Classification	June 30, 2019
Assets
Operating right-of-use assets	Other assets	$109.1
Liabilities
Current lease liabilities	Accrued liabilities	$19.4
Long-term lease liabilities	Other liabilities	91.7
Total lease liabilities		$111.1

The components of lease cost were as follows:

(in millions)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$7.4	$14.8
Variable lease cost	$1.7	$3.2

The weighted average remaining lease terms and discount rates for our operating leases were as follows as of June 30, 2019:

Weighted-average remaining lease term - operating leases	10.2
Weighted-average discount rate - operating leases	4.0%

Supplemental cash flow information related to our operating leases was as follows for the period ended June 30, 2019:

(in millions)
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$12.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$11.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum operating lease payments were as follows:

(in millions)	June 30, 2019
Remainder of 2019	$11.7
2020	22.0
2021	19.0
2022	16.2
2023	13.8
2024	11.3
Thereafter	53.6
Total future minimum operating lease payments	$147.6
Imputed interest	36.5
Present value of lease liabilities reported	$111.1

Future minimum operating lease payments for leases with initial or remaining terms of one year or more consisted of the following as of December 31, 2018 under ASC 840, the predecessor to ASC 842.

(in millions)	December 31, 2018
2019	$23.4
2020	19.6
2021	17.0
2022	14.2
2023	12.4
Thereafter	60.7
Total minimum lease payments	$147.3

Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2019, we had eight reporting units.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculations on the goodwill impairment test performed during the fourth quarter of 2018, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in the fair value calculation exceeding the carrying value for each reporting unit.

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2017	$245.4	$587.7	$202.4	$171.4	$1,206.9
Additions	—	208.4	—	—	208.4
Currency translation	(4.6)	(6.9)	—	(0.1)	(11.6)
Balance at December 31, 2018	$240.8	$789.2	$202.4	$171.3	$1,403.7
Additions	—	8.7	—	—	8.7
Currency translation	(0.3)	2.3	(0.1)	—	1.9
Balance at June 30, 2019	$240.5	$800.2	$202.3	$171.3	$1,414.3

For the six months ended June 30, 2019 and for the year ended December 31, 2018, additions to goodwill represent the purchase price allocation related to the January 2018 acquisition of Crane Currency. See discussion in Note 4, “Acquisitions” for further details.
As of June 30, 2019, we had $462.2 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance at beginning of period, net of accumulated amortization	$481.8	$276.8
Additions	—	252.8
Amortization expense	(20.5)	(44.5)
Currency translation and other	0.9	(3.3)
Balance at end of period, net of accumulated amortization	$462.2	$481.8
For the year ended December 31, 2018, additions to intangible assets represent the purchase price allocation related to the January 2018 acquisition of Crane Currency. See discussion in Note 4, “Acquisitions” for further details.
A summary of intangible assets follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	June 30, 2019			December 31, 2018
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	17.2	$130.8	$56.1	$74.7	$130.7	$55.6	$75.1
Customer relationships and backlog	18.4	548.5	225.8	322.7	546.8	210.7	336.1
Drawings	37.9	11.1	10.5	0.6	11.1	10.5	0.6
Other	10.3	135.0	70.8	64.2	135.0	65.0	70.0
Total	17.7	$825.4	$363.2	$462.2	$823.6	$341.8	$481.8
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2019	$20.2
2020	37.0
2021	34.6
2022	34.4
2023 and thereafter	266.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2019	December 31, 2018
Employee related expenses	$91.9	$124.7
Warranty	12.2	18.2
Contract liabilities	33.1	50.8
Other	143.8	143.4
Total	$281.0	$337.1

We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
A summary of the warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Balance at beginning of period	$18.2	$14.6
Expense	3.8	14.6
Changes due to acquisitions	—	1.1
Payments / deductions	(9.6)	(12.0)
Currency translation	(0.2)	(0.1)
Balance at end of period	$12.2	$18.2

Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2019, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2019	2018	2019	2018	2018
Beginning claims	28,498	30,990	29,089	32,234	32,234
New claims	769	620	1,444	1,228	2,434
Settlements	(178)	(332)	(586)	(605)	(1,011)
Dismissals	(238)	(1,358)	(1,096)	(2,937)	(4,568)
Ending claims	28,851	29,920	28,851	29,920	29,089

Of the 28,851 pending claims as of June 30, 2019, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 300 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the six-month periods ended June 30, 2019 and 2018 totaled $40.3 million and $55.9 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six-month periods ended June 30, 2019 and 2018 totaled $17.9 million and $34.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2019	2018	2019	2018	2018
Settlement / indemnity costs incurred (1)	$8.6	$33.8	$30.0	$42.0	$63.0
Defense costs incurred (1)	5.2	7.3	10.3	13.9	25.8
Total costs incurred	$13.8	$41.1	$40.3	$55.9	$88.8

Settlement / indemnity payments	$6.8	$29.6	$15.6	$34.1	$61.5
Defense payments	6.2	6.7	10.2	11.8	26.5
Insurance receipts	(4.8)	(4.3)	(7.9)	(11.0)	(24.1)
Pre-tax cash payments	$8.2	$32.0	$17.9	$34.9	$63.9
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2019, we have resolved (by settlement or dismissal) approximately 138,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $630 million, for an average settlement cost per resolved claim of approximately $4,600. The average settlement cost per claim resolved during the years ended December 31, 2018, 2017 and 2016 was $11,300, $7,800, and $3,900, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements”.

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
Management has made its best estimate of the costs through 2059. Through June 30, 2019, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended June 30, 2019.
A liability of $696 million was recorded as of December 31, 2016 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 80% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $491 million as of June 30, 2019. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2019 was $66 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
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
In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2016 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 21% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, those overall limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

influence us in our determination of the asset amount to record. The proportion of the asbestos liability that is allocated to certain insurance coverage years, however, exceeds the limits of available insurance in those years. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $143 million was recorded as of December 31, 2016 representing the probable insurance reimbursement for such claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $83 million as of June 30, 2019.
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
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2019 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. The total estimated gross liability was $28.5 million as of June 30, 2019, and as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of June 30, 2019 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period.

It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2022 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2019, we have recorded a receivable of $6.0 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS has asked us to participate in a voluntary mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. We and other PRPs executed a non-binding mediation agreement on March 16, 2015, and the U.S. government, following the resolution of an inter-agency dispute, executed the mediation agreement on August 6, 2015. The first phase of the mediation, involving former munitions or ordnance storage areas, began in November 2017 We understand that GD-OTS has reached an agreement-in-principle with the U.S. Government related to the first-phase sites, and that GD-OTS is negotiating with other PRPs. Discussions between us and GD-OTS, with a view toward resolving our equitable share of response costs associated with the first phase areas of concern, are in progress. We at present cannot predict whether the mediation proceeding, or the further discussions with GD-OTS, will result in an agreement, or when any determination of the allocable share of the various PRPs, including the U.S. Government, is likely to be completed. Although a loss is probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation of the Crab Orchard Site because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We notified our insurers of this potential liability and have obtained coverage, subject to reservations of rights, under certain of our insurance policies.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2019, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financing
The following table summarizes current maturities of long-term debt as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
Syndicated loan facility	6.1	5.3
Building loan facility	1.7	1.6
Total current maturities of long-term debt	$7.8	$6.9

As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the commercial paper program. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million.
The Company has a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. As of June 30, 2019 and December 31, 2018, there were no borrowings under this revolving credit agreement. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper.
The following table summarizes our long-term debt as of June 30, 2019 and December 31, 2018:

(in millions)	June 30, 2019	December 31, 2018
4.45% notes due December 2023	$298.7	$298.6
6.55% notes due November 2036	198.3	198.2
4.20% notes due March 2048	346.0	345.9
Syndicated loan facility	71.9	76.1
Building loan facility	26.8	25.1
Other deferred financing costs associated with credit facilities	(1.4)	(1.6)
Total long-term debt (a)	$940.3	$942.3
(a) Debt discounts and debt issuance costs totaled $8.0 and $6.7 as of June 30, 2019 and December 31, 2018, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $43.8 million and $2.1 million as of June 30, 2019 and December 31, 2018, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were less than $0.1 million as of June 30, 2019 and December 31, 2018. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were less than $0.1 million as of June 30, 2019 and December 31, 2018.
In May 2019, we purchased marketable securities, which are included in “Other assets” on our Condensed Consolidated Balance Sheets. These marketable securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of marketable securities was $12.0 million as of June 30, 2019.
The available-for-sale securities, which are included in “Other assets” on our Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.3 million and $3.4 million as of June 30, 2019 and December 31, 2018, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt is measured using Level 2 inputs and was $1,005.8 million and $977.6 million as of June 30, 2019 and December 31, 2018, respectively.
Note 15 - Restructuring
In 2018, we recorded restructuring charges of $7.2 million related to the acquisition of Crane Currency and the 2017 repositioning actions described below. In the three- and six-month periods ended June 30, 2019, we recorded additional restructuring charges of $1.6 million and $4.5 million, respectively, related to these actions.
Acquisition-Related Restructuring
In 2018, we initiated actions within our Payment & Merchandising Technologies segment related to the closure of Crane Currency’s printing operations in Sweden, which will be transitioned to a new print facility in Malta. We expect these actions to result in workforce reductions of approximately 170 employees, or less than 2% of our global workforce. In 2018, we recorded pre-tax restructuring charges of $1.6 million, all of which were severance-related cash costs. In the three months ended June 30, 2019, we recorded pre-tax restructuring charges $0.6 million, of which $0.2 million were severance-related cash costs and $0.4 million were other restructuring related costs. In the first six months of 2019, we recorded restructuring charges $2.8 million, of which $0.4 million were severance-related cash costs and $2.4 million were other restructuring related costs. There was no remaining liability associated with these actions as of June 30, 2019.
We expect to incur additional restructuring and related charges of $0.5 million in 2019 to complete these actions. We expect recurring pre-tax savings subsequent to initiating all actions to approximate $23 million annually.

2017 Repositioning
During the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe.
Restructuring charges included severance and other costs related to the consolidation of certain manufacturing operations, all of which are cash costs. The following table summarizes the restructuring charges by business segment in 2019 and cumulatively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through June 30, 2019:

	Severance		Other		Total
(in millions)	2019	Cumulative	2019	Cumulative	2019	Cumulative
Fluid Handling	$0.8	$17.5	$—	$—	$0.8	$17.5
Payment & Merchandising Technologies	0.2	12.5	0.8	1.2	1.0	13.7
Aerospace & Electronics	—	1.3	(0.1)	(1.1)	(0.1)	0.2
	$1.0	$31.3	$0.7	$0.1	$1.7	$31.4

Related to the 2017 repositioning actions, we recorded $7.5 million of additional costs associated with facility consolidations in
2018. In the three- and six-month periods ended June 30, 2019, we recorded additional restructuring charges of $3.4 million and $7.2 million, respectively, related to these actions.
To complete these actions, we expect to incur a total of $5.5 million of restructuring and facility consolidation related charges in 2019 and 2020 in each of the segments as follows:

(in millions)	2019	2020	Total
Fluid Handling	$1.0	$1.6	$2.6
Payment & Merchandising Technologies	0.5	—	0.5
Aerospace & Electronics	2.4	—	2.4
	$3.9	$1.6	$5.5
The following table summarizes the expected costs by nature of costs and year:

(in millions)	2019	2020	Total
Restructuring	$1.0	$—	$1.0
Facility consolidation	2.9	1.6	4.5
	$3.9	$1.6	$5.5
We expect recurring pre-tax savings subsequent to initiating all actions to approximate $30 million annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2018	Expense (Gain) (1)	Utilization	Balance at June 30, 2019
Fluid Handling
Severance	$12.9	$0.8	$(2.2)	$11.5
Other	—	—	—	—
Total Fluid Handling	$12.9	$0.8	$(2.2)	$11.5

Payment & Merchandising Technologies
Severance	$9.4	$0.2	$(7.4)	$2.2
Other	—	0.8	(0.8)	—
Total Payment & Merchandising Technologies	$9.4	$1.0	$(8.2)	$2.2

Aerospace & Electronics
Severance	$0.9	$—	$—	$0.9
Other	—	(0.1)	0.3	0.2
Total Aerospace & Electronics	$0.9	$(0.1)	$0.3	$1.1
Total Restructuring	$23.2	$1.7	$(10.1)	$14.8
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
For 2019, we expect a total year-over-year sales decline of approximately 1% to 2%, driven by a slight core sales decline and unfavorable foreign exchange. We expect an improvement in operating profit, driven primarily by improved productivity and benefits from repositioning actions, and lower acquisition-related and integration charges and restructuring related costs.
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
Payment & Merchandising Technologies
In 2019, we expect Payment & Merchandising Technologies sales to decline in the high single-digit range compared to 2018, driven by a mid to high single-digit decline in core sales, and a low single-digit impact from unfavorable foreign exchange.
At Crane Payment Innovations, we expect core sales growth to be positive despite very challenging comparisons in the gaming and retail vertical markets. At Crane Merchandising Systems, we expect a modest decline in core sales. At Crane Currency, we expect core sales to decline driven by substantially lower sales to one particular customer. We expect the segment’s operating profit and operating margin to increase compared to 2018, driven by substantially lower acquisition and restructuring costs, along with benefits from repositioning actions and productivity, partially offset by the impact of the lower volume.
Aerospace & Electronics
In 2019, we expect Aerospace & Electronics core sales to increase in the mid to high single-digit range compared to 2018. We expect that commercial market conditions will remain generally positive, and we expect continued sales growth from our commercial original equipment manufacturer (“OEM”) business. We expect a decline in our defense OEM business because of challenging comparisons from a large ground-based radar program in 2018. We expect aftermarket sales to increase compared to last year. We expect segment operating profit and operating margin in 2019 to increase compared to 2018 driven primarily by the impact of the higher volume, improved productivity, and benefits from repositioning actions.
Engineered Materials
In 2019, we expect the Engineered Materials segment sales to decline compared to 2018. We expect a decline in sales to recreational vehicle manufacturers, offset by higher sales to our building product customers. Segment operating profit and operating margin are expected to decline compared to 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2019 versus the second quarter 2018, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2019	2018	$	%
Net sales	$841.6	$851.0	$(9.4)	(1.1)%
Operating profit	122.8	113.0	9.8	8.7%
Acquisition-related and integration charges *	2.4	4.1	(1.7)	(41.5)%
Restructuring and related charges *	6.4	1.7	4.7	276.5%
Operating margin	14.6%	13.3%
Other income (expense):
Interest income	0.7	0.4	0.3	75.0%
Interest expense	(11.4)	(12.8)	1.4	10.9%
Miscellaneous income	6.4	4.3	2.1	48.8%
	(4.3)	(8.1)	3.8	46.9%
Income before income taxes	118.5	104.9	13.6	13.0%
Provision for income taxes	27.5	24.2	3.3	13.6%
Net income before allocation to noncontrolling interests	91.0	80.7	10.3	12.8%
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	—	NM
Net income attributable to common shareholders	$91.0	$80.7	$10.3	12.8%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.

Sales decreased by $9.4 million, or 1.1%, to $841.6 million in 2019. Net sales related to operations outside the United States were 35.4% and 32.5% of total net sales for the quarters ended June 30, 2019 and 2018, respectively. The year-over-year change in sales included:

•	unfavorable foreign currency translation of $16.0 million, or 1.9%, and

•	a decrease in sales related to an impact from divestitures of $1.5 million, or 0.2%; partially offset by

•	an increase in core sales of $8.1 million, or 1.0%.
Operating profit increased by $9.8 million, or 8.7%, to $122.8 million in 2019. The increase in operating profit reflected the higher operating profit in our Fluid Handling, Aerospace & Electronics and Payment & Merchandising Technologies segments, partially offset by lower operating profit in our Engineered Materials segment and higher Corporate costs. Operating profit in the second quarter of 2019 included 1) acquisition-related and integration charges of $2.4 million and 2) restructuring and related charges of $6.4 million. Operating profit in the second quarter of 2018 included 1) acquisition-related and integration charges of $4.1 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $1.9 million, primarily associated with the acquisition of Crane Currency; and 3) restructuring and related charges of $1.7 million associated with previously announced repositioning actions.
Other expense decreased $3.8 million, or 46.9%. The decrease was primarily related to unrealized gains recognized on marketable securities of $3.1 million and lower interest expense, partially offset by a lower pension net periodic benefit related to our defined benefit plans.
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
Our tax rate for the three months ended June 30, 2019 is approximately equal to the prior period’s comparable rate.
Our tax rate for the three months ended June 30, 2019 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and U.S. state taxes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2019	2018
Net income before allocation to noncontrolling interests	$91.0	$80.7
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	4.7	(46.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	1.9	4.5
Other comprehensive income (loss), net of tax	6.6	(42.4)
Comprehensive income before allocation to noncontrolling interests	97.6	38.3
Less: Noncontrolling interests in comprehensive income	—	(0.2)
Comprehensive income attributable to common shareholders	$97.6	$38.5
For the three months ended June 30, 2019, comprehensive income before allocations to noncontrolling interests was $97.6 million compared to $38.3 million in the same period of 2018. The $59.3 million increase was driven by a $51.6 million year over year favorable impact of foreign currency translation adjustments primarily reflecting fluctuations in the euro, British pound and Canadian dollar and higher net income before allocation to noncontrolling interests of $10.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended June 30

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Process Valves and Related Products	$182.4	$175.4	$7.0	4.0%
Commercial Valves	83.6	79.2	4.4	5.6%
Other Products	24.6	22.3	2.3	10.3%
Total net sales	$290.6	276.9	$13.7	4.9%
Operating profit	$37.3	$29.5	$7.8	26.4%
Restructuring and related charges *	$2.5	$0.8	$1.7	212.5%
Operating margin	12.8%	10.7%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales increased by $13.7 million, or 4.9%, to $290.6 million in 2019, driven by an increase in core sales of $22.3 million, or 8.1%, partially offset by unfavorable foreign currency translation of $8.4 million, or 3.1%, and loss of sales related to a divestiture of $0.2 million, or 0.1%.

•
Sales of Process Valves and Related Products increased by $7.0 million, or 4.0%, to $182.4 million in 2019. The increase reflected higher core sales of $11.9 million, or 6.8%, partially offset by unfavorable foreign currency translation of $4.9 million, or 2.8%, as the euro weakened against the U.S. dollar. The core sales increase primarily reflected stronger sales related to the timing of nuclear outages, and higher sales to the chemical vertical market.

•
Sales of Commercial Valves increased by $4.4 million, or 5.6%, to $83.6 million in 2019, primarily driven by a core sales increase of $8.1 million, or 10.2%, partially offset by unfavorable foreign currency translation of $3.5 million, or 4.4%, as the British pound and Canadian dollar weakened against the U.S. dollar and the loss of sales related to a divestiture of $0.2 million, or 0.2%. The core sales increase primarily reflected higher sales to the European and Canadian non-residential construction markets.

•	Sales of Other Products increased by $2.3 million, or 10.3%, to $24.6 million in 2019. The increase primarily reflected higher sales to military customers.
Fluid Handling operating profit increased by $7.8 million, or 26.4%, to $37.3 million in 2019. The increase primarily reflected productivity savings, the impact from higher sales volumes and repositioning benefits, partially offset by higher restructuring and related charges and unfavorable sales mix.
The Fluid Handling segment backlog was $274.9 million as of June 30, 2019, compared with $279.6 million as of December 31, 2018 and $291.6 million as of June 30, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$154.0	$155.3	$(1.3)	(0.8)%
Banknotes and Security Products	88.5	121.6	(33.1)	(27.2)%
Merchandising Equipment	48.5	47.4	1.1	2.3%
Total net sales	$291.0	$324.3	$(33.3)	(10.3)%
Operating profit	$46.5	$46.1	$0.4	0.9%
Acquisition-related and integration charges *	$0.4	$4.1	$(3.7)	(90.2)%
Restructuring and related charges *	$2.2	$0.7	$1.5	214.3%
Operating margin	16.0%	14.2%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $33.3 million, or 10.3%, to $291.0 million in 2019, reflecting a lower core sales of $24.7 million, or 7.6%, unfavorable foreign currency translation of $7.3 million, or 2.3%, and a loss of sales related to a small divestiture of $1.3 million, or 0.4%.

•
Sales of Payment Acceptance and Dispensing Products decreased $1.3 million, or 0.8%, to $154.0 million in 2019. The decrease reflected unfavorable foreign currency translation of $3.6 million, or 2.3%, as the British pound weakened against the U.S. dollar and a loss of sales related to a small divestiture of $1.3 million, or 0.8%, partially offset by higher core sales of $3.6 million, or 2.3%. The core sales increase primarily reflected higher sales to the retail vertical market.

•
Sales of Banknotes and Security Products decreased $33.1 million, or 27.2%, to $88.5 million. The decrease primarily lower core sales of $29.9 million, or 24.6%, and to a lesser extent unfavorable foreign currency translation of $3.2 million, or 2.6%, as the euro weakened against the U.S. dollar. The core sales decline primarily reflected the absence of sales related to a single large international customer in the second quarter of 2018.

•	Sales of Merchandising Equipment increased $1.1 million, or 2.3%, to $48.5 million in 2019.
Payment & Merchandising Technologies operating profit increased by $0.4 million, or 0.9%, to $46.5 million in 2019. The increase reflected lower acquisition-related and integration charges as well as repositioning benefits, partially offset by the impact of lower volumes and higher restructuring and related charges.
The Payment & Merchandising Technologies segment backlog was $286.8 million as of June 30, 2019, compared with $331.5 million as of December 31, 2018 and $350.5 million as of June 30, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Commercial Original Equipment	$91.3	$86.2	$5.1	5.9%
Military Original Equipment	55.4	48.7	6.7	13.8%
Commercial Aftermarket Products	41.4	37.5	3.9	10.4%
Military Aftermarket Products	16.4	14.8	1.6	10.8%
Total net sales	$204.5	$187.2	$17.3	9.2%
Operating profit	$49.4	$43.3	$6.1	14.1%
Restructuring and related charges*	$1.7	$0.2	$1.5	750.0%
Operating margin	24.2%	23.1%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $17.3 million, or 9.2%, to $204.5 million in 2019.

•
Sales of Commercial Original Equipment increased by $5.1 million, or 5.9%, to $91.3 million in 2019, primarily reflecting higher commercial aircraft build rates and higher sales of modular power products.

•	Sales of Military Original Equipment increased by $6.7 million, or 13.8%, to $55.4 million in 2019, primarily reflecting higher sales of power products.

•	Sales of Commercial Aftermarket Products increased by $3.9 million, or 10.4%, to $41.4 million in 2019, primarily reflecting higher sales of commercial spares.

•	Sales of Military Aftermarket Products increased by $1.6 million, or 10.8%, to $16.4 million in 2019, primarily reflecting higher sales of military spares.
Aerospace & Electronics operating profit increased by $6.1 million, or 14.1%, to $49.4 million in 2019, driven primarily by the impact from higher sales volumes and benefit from favorable product mix.
The Aerospace & Electronics segment backlog was $502.8 million as of June 30, 2019, compared with $446.6 million as of December 31, 2018 and $441.3 million as of June 30, 2018.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
FRP- Recreational Vehicles	$22.2	$31.2	$(9.0)	(28.8)%
FRP- Building Products	24.0	23.4	0.6	2.6%
FRP- Transportation	9.3	8.0	1.3	16.3%
Total net sales	$55.5	$62.6	$(7.1)	(11.3)%
Operating profit	$7.5	$11.2	$(3.7)	(33.0)%
Operating margin	13.5%	17.9%
Engineered Materials sales decreased by $7.1 million, or 11.3%, to $55.5 million in 2019, reflecting lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $3.7 million, or 33.0%, to $7.5 million in 2019, primarily reflecting the impact from lower sales volumes.
The Engineered Materials segment backlog was $11.5 million as of June 30, 2019, compared with $14.9 million as of December 31, 2018 and $13.2 million as of June 30, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2019 versus the first six months of 2018, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2019	2018	$	%
Net sales	$1,673.3	$1,650.0	$23.3	1.4%
Operating profit	236.5	207.3	29.2	14.1%
Acquisition-related and integration charges *	3.5	9.2	(5.7)	(62.0)%
Restructuring and related charges *	11.7	2.5	9.2	368.0%
Operating margin	14.1%	12.6%
Other income (expense):
Interest income	1.3	1.2	0.1	8.3%
Interest expense	(23.3)	(27.5)	4.2	15.3%
Miscellaneous income	8.4	8.3	0.1	1.2%
	(13.6)	(18.0)	4.4	24.4%
Income before income taxes	222.9	189.3	33.6	17.7%
Provision for income taxes	49.4	39.9	9.5	23.8%
Net income before allocation to noncontrolling interests	173.5	149.4	24.1	16.1%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	—	0.1	NM
Net income attributable to common shareholders	$173.4	$149.4	$24.0	16.1%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Sales increased by $23.3 million, or 1.4%, to $1,673.3 million in 2019. Net sales related to operations outside the United States were 35.2% and 33.0% of total net sales for the six months ended June 30, 2019 and 2018, respectively. The year-over-year change in sales included:

•	an increase in core sales of $53.9 million, or 3.3%, and

•	an increase in sales related to a benefit from acquisitions, net of $5.6 million, or 0.3%; partially offset by

•	unfavorable foreign currency translation of $36.2 million, or 2.2%.
Operating profit increased by $29.2 million, or 14.1%, to $236.5 million in 2019. The increase in operating profit reflected the higher operating profit in our Aerospace & Electronics, Fluid Handling and Payment & Merchandising Technologies segments, partially offset by lower operating profit in our Engineered Materials segment and higher Corporate costs. Operating profit in the first six months of 2019 included 1) restructuring and related charges of $11.7 million and 2) acquisition-related and integration charges of $3.5 million. Operating profit in the first six months of 2018 included 1) acquisition-related and integration charges of $9.2 million in connection with the acquisition of Crane Currency; 2) acquisition-related inventory and backlog amortization of $8.5 million, primarily associated with the acquisition of Crane Currency; and 3) restructuring and related charges of $2.5 million associated with previously announced repositioning actions.
Other expense decreased $4.4 million, or 24.4%. The decrease was primarily related to lower interest expense.
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

Our tax rate for the six months ended June 30, 2019 is higher than the prior year’s comparable period primarily due to a lower amount of excess share-based compensation benefits, partially offset by the statutory U.S. deduction related to our non-US. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our tax rate for the six months ended June 30, 2019 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and U.S. state taxes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2019	2018
Net income before allocation to noncontrolling interests	$173.5	$149.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	3.9	(21.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.8	14.1
Other comprehensive income (loss), net of tax	8.7	(7.4)
Comprehensive income before allocation to noncontrolling interests	182.2	142.0
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.2)
Comprehensive income attributable to common shareholders	$182.3	$142.2
For the six months ended June 30, 2019, comprehensive income before allocations to noncontrolling interests was $182.2 million compared to $142.0 million in the same period of 2018. The $40.2 million increase was primarily driven by a $25.4 million favorable impact of foreign currency translation adjustments year over year primarily reflecting fluctuations in the British pound, Canadian dollar, euro and Japanese yen and higher net income before allocation to noncontrolling interests of $24.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Six Month Periods Ended June 30

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Process Valves and Related Products	$350.4	$340.4	$10.0	2.9%
Commercial Valves	164.4	159.7	4.7	2.9%
Other Products	49.5	43.4	6.1	14.1%
Total net sales	$564.3	$543.5	$20.8	3.8%
Operating profit	$71.4	$57.6	$13.8	24.0%
Restructuring and related charges *	$4.7	$1.1	$3.6	327.3%
Operating margin	12.7%	10.6%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales increased by $20.8 million, or 3.8%, to $564.3 million, driven by higher core sales of $39.4 million, or 7.2%, partially offset by unfavorable foreign currency translation of $18.4 million, or 3.4%, and loss of sales related to a divestiture of $0.2 million.

•
Sales of Process Valves and Related Products increased by $10.0 million, or 2.9%, to $350.4 million in 2019. The increase reflected higher core sales of $20.1 million, or 5.9%, partially offset by unfavorable foreign currency translation of $10.1 million, or 3.0%, as the euro weakened against the U.S. dollar. The core sales increase primarily reflected stronger sales related to the timing of nuclear outages, and higher sales to the chemical vertical market.

•
Sales of Commercial Valves increased by $4.7 million, or 2.9%, to $164.4 million in 2019, primarily driven by a core sales increase of $13.2 million, or 8.3%, partially offset by unfavorable foreign currency translation of $8.3 million, or 5.2%, as the British pound and Canadian dollar weakened against the U.S. dollar and the unfavorable impact from a divestiture of $0.2 million, or 0.2%. The core sales increase primarily reflected higher sales to the United Kingdom and Canadian non-residential construction markets.

•	Sales of Other Products increased by $6.1 million, or 14.1%, to $49.5 million in 2019. The increase primarily reflected higher sales to military customers.
Fluid Handling operating profit increased by $13.8 million, or 24.0%, to $71.4 million in 2019. The increase primarily reflected productivity savings, the impact from higher sales volumes and repositioning benefits, partially offset by higher restructuring and related charges and unfavorable sales mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$312.7	$300.7	$12.0	4.0%
Banknotes and Security Products	187.1	221.4	(34.3)	(15.5)%
Merchandising Equipment	95.0	94.6	0.4	0.4%
Total net sales	$594.8	$616.7	$(21.9)	(3.6)%
Operating profit	$89.7	$82.6	$7.1	8.6%
Acquisition-related and integration charges *	$1.5	$9.2	$(7.7)	(83.7)%
Restructuring and related charges *	$4.8	$1.1	$3.7	336.4%
Operating margin	15.1%	13.4%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $21.9 million, or 3.6%, to $594.8 million in 2019, reflecting unfavorable foreign currency translation of $17.2 million, or 2.8%, and lower core sales of $10.5 million, or 1.7%, partially offset by a benefit from acquisitions, net, of $5.8 million, or 0.9%.

•
Sales of Payment Acceptance and Dispensing Products increased $12.0 million, or 4.0%, to $312.7 million in 2019. The increase reflected higher core sales of $22.4 million, or 7.4%, partially offset by unfavorable foreign currency translation of $8.2 million, or 2.7%, as the British pound weakened against the U.S. dollar and a loss of sales related to a small divestiture of $2.2 million, or 0.7%. The core sales increase primarily reflected higher sales to the retail vertical market.

•
Sales of Banknotes and Security Products decreased $34.3 million, or 15.5% to $187.1 million. The decrease reflected lower core sales of $34.6 million, or 15.6%, and unfavorable foreign currency translation of $7.7 million, or 3.5%, as the euro weakened against the U.S. dollar, partially offset by a benefit of $8.0 million, or 3.6%, due to the acquisition of Crane Currency on January 10, 2018. The core sales decline primarily reflected the absence of sales related to a single large international customer in the first half of 2018.

•	Sales of Merchandising Equipment increased $0.4 million, or 0.4%, to $95.0 million in 2019.
Payment & Merchandising Technologies operating profit increased by $7.1 million, or 8.6%, to $89.7 million in 2019. The increase was driven by the absence of $8.2 million of inventory step-up and backlog amortization recorded in 2018, $7.7 million of lower acquisition-related and integration charges, and repositioning benefits, partially offset by a $3.7 million increase in restructuring and related charges, unfavorable mix and lower sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
Commercial Original Equipment	$181.7	$170.8	$10.9	6.4%
Military Original Equipment	106.9	90.7	16.2	17.9%
Commercial Aftermarket	79.6	70.2	9.4	13.4%
Military Aftermarket	30.9	25.8	5.1	19.8%
Total net sales	$399.1	$357.5	$41.6	11.6%
Operating profit	$94.2	$77.5	$16.7	21.5%
Restructuring and related charges*	$2.2	$0.3	$1.9	633.3%
Operating margin	23.6%	21.7%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $41.6 million, or 11.6%, to $399.1 million in 2019.

•	Sales of Commercial Original Equipment increased by $10.9 million, or 6.4%, to $181.7 million in 2019, primarily reflecting higher commercial aircraft build rates.

•	Sales of Military Original Equipment increased by $16.2 million, or 17.9%, to $106.9 million in 2019, primarily reflecting higher sales of power products.

•	Sales of Commercial Aftermarket products increased by $9.4 million, or 13.4%, to $79.6 million in 2019, reflecting higher sales of commercial spares.

•	Sales of Military Aftermarket increased by $5.1 million, or 19.8%, to $30.9 million in 2019, primarily reflecting higher sales of military spares.
Aerospace & Electronics operating profit increased by $16.7 million, or 21.5%, to $94.2 million in 2019, primarily as a result of the impact from higher sales volumes, productivity savings and favorable product mix, partially offset by higher material costs.
Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2019	2018	$	%
Net sales by product line:
FRP- Recreational Vehicles	$48.7	$68.5	$(19.8)	(28.9)%
FRP- Building Products	47.7	47.2	0.5	1.1%
FRP- Transportation	18.7	16.6	2.1	12.7%
Total net sales	$115.1	$132.3	$(17.2)	(13.0)%
Operating profit	$16.9	$23.7	$(6.8)	(28.7)%
Operating margin	14.7%	17.9%

Engineered Materials sales decreased by $17.2 million, or 13.0%, to $115.1 million in 2019 primarily resulting from lower sales to recreational vehicle customers. Engineered Materials operating profit decreased by $6.8 million, or 28.7%, to $16.9 million in 2019, primarily reflecting the impact from lower sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2019	2018
Net cash provided by (used for):
Operating activities	$52.5	$131.4
Investing activities	(44.2)	(715.8)
Financing activities	(45.3)	204.2
Effect of foreign currency exchange rate changes on cash and cash equivalents	0.6	(7.8)
Decrease in cash and cash equivalents	$(36.4)	$(388.0)

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
In 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. As of June 30, 2019 and December 31, 2018, there were no outstanding borrowings under the commercial paper program.
Operating Activities
Cash provided by operating activities was $52.5 million in the first six months of 2019, compared to $131.4 million during the same period last year.  The decrease in cash provided by operating activities was primarily driven by higher working capital requirements, principally due to significant cash receipts from one large international customer in 2018 that did not repeat in 2019. Net asbestos-related payments in the first six months of 2019 and 2018 were $17.9 million and $34.9 million, respectively. In 2019, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $44.2 million in the first six months of 2019, compared to $715.8 million in the comparable period of 2018. The decrease in cash used for investing activities was driven by the absence of net cash paid in 2018 of $672.3 million for the acquisition of Crane Currency and, to a lesser extent, lower capital expenditures compared to the prior year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $90 million in 2019, reflecting $30 million of capital requirements resulting from Crane Currency, as well as continued investments in new product development initiatives, primarily in our Aerospace & Electronics, Payment & Merchandising Technologies and Fluid Handling segments.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $45.3 million during the first six months of 2019, compared to cash provided by financing activities of $204.2 million in the comparable period of 2018. The increase in cash used was driven by lower debt proceeds, net of repayments of $265.8 million and $3.8 million of lower proceeds from stock option exercises, partially offset by the absence of $25.0 million of additional cash used for the repurchase of shares in 2018.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2019, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of Crane Co.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2019. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted stock awards from stock-based compensation program participants.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
* Filed with this report
** Furnished with this draft

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
July 30, 2019	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
July 30, 2019		Richard A. Maue
Senior Vice President and Chief Financial Officer