Form 10-Q
period 2020-03-31
CRANE CO /DE/
filed 2020-04-30
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of March 31, 2020
Common stock, $1.00 Par Value – 57,978,486 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$797.9	$831.7
Operating costs and expenses:
Cost of sales	510.8	526.6
Selling, general and administrative	194.5	187.4
Acquisition-related and integration charges	5.2	1.1
Restructuring (gain) charges, net	(1.2)	2.9
Operating profit	88.6	113.7
Other income (expense):
Interest income	0.4	0.6
Interest expense	(12.5)	(11.9)
Miscellaneous income, net	3.8	2.0
	(8.3)	(9.3)
Income before income taxes	80.3	104.4
Provision for income taxes	17.5	21.9
Net income before allocation to noncontrolling interests	62.8	82.5
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1
Net income attributable to common shareholders	$62.8	$82.4
Earnings per share:
Basic	$1.07	$1.38
Diluted	$1.05	$1.36
Average shares outstanding:
Basic	58.8	59.8
Diluted	59.6	60.7

Dividends per share	$0.43	$0.39

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Net income before allocation to noncontrolling interests	$62.8	$82.5
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(45.2)	(0.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.6	2.9
Other comprehensive (loss) income, net of tax	(41.6)	2.1
Comprehensive income before allocation to noncontrolling interests	21.2	84.6
Less: Noncontrolling interests in comprehensive income	(0.3)	(0.6)
Comprehensive income attributable to common shareholders	$21.5	$85.2
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$302.8	$393.9
Accounts receivable, net	543.5	555.1
Current insurance receivable - asbestos	14.1	14.1
Inventories, net:
Finished goods	145.7	130.6
Finished parts and subassemblies	79.0	66.1
Work in process	53.6	47.7
Raw materials	211.2	212.9
Inventories, net	489.5	457.3
Other current assets	96.3	79.5
Total current assets	1,446.2	1,499.9
Property, plant and equipment:
Cost	1,241.5	1,256.9
Less: accumulated depreciation	634.4	640.6
Property, plant and equipment, net	607.1	616.3
Long-term insurance receivable - asbestos	80.1	83.6
Long-term deferred tax assets	13.3	35.1
Other assets	207.3	211.3
Intangible assets, net	545.4	505.1
Goodwill	1,565.2	1,472.4
Total assets	$4,464.6	$4,423.7
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	March 31, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Short-term borrowings	$378.7	$149.4
Accounts payable	250.2	311.1
Current asbestos liability	65.0	65.0
Accrued liabilities	350.2	378.2
U.S. and foreign taxes on income	13.5	13.0
Total current liabilities	1,057.6	916.7
Long-term debt	842.2	842.0
Accrued pension and postretirement benefits	289.7	298.4
Long-term deferred tax liability	53.3	55.8
Long-term asbestos liability	631.3	646.6
Other liabilities	183.0	187.9
Total liabilities	3,057.1	2,947.4
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	315.4	315.6
Retained earnings	2,149.5	2,112.2
Accumulated other comprehensive loss	(525.3)	(483.7)
Treasury stock	(606.8)	(542.8)
Total shareholders’ equity	1,405.2	1,473.7
Noncontrolling interests	2.3	2.6
Total equity	1,407.5	1,476.3
Total liabilities and equity	$4,464.6	$4,423.7
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	14,447,653	13,423,934
Common shares outstanding	57,978,486	59,002,205
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net income attributable to common shareholders	$62.8	$82.4
Noncontrolling interests in subsidiaries’ earnings	—	0.1
Net income before allocation to noncontrolling interests	62.8	82.5
Loss on deconsolidation of joint venture	—	1.2
Depreciation and amortization	29.9	27.7
Stock-based compensation expense	5.8	5.5
Defined benefit plans and postretirement credit	(1.8)	(2.0)
Deferred income taxes	6.1	5.4
Cash used for operating working capital	(123.7)	(203.4)
Defined benefit plans and postretirement contributions	(1.5)	(4.3)
Environmental payments, net of reimbursements	(2.7)	(1.6)
Asbestos related payments, net of insurance recoveries	(11.7)	(9.7)
Other	1.3	(1.7)
Total used for operating activities	(35.5)	(100.4)
Investing activities:
Payment for acquisition - net of cash acquired	(172.0)	—
Proceeds from disposition of capital assets	2.4	—
Capital expenditures	(7.8)	(19.8)
Impact of deconsolidation of joint venture	—	(0.2)
Total used for investing activities	(177.4)	(20.0)
Financing activities:
Dividends paid	(25.5)	(23.4)
Reacquisition of shares on open market	(70.0)	—
Stock options exercised - net of shares reacquired	0.1	(0.4)
Proceeds received from issuance of long-term debt	—	3.0
Repayment of long-term debt	—	(1.4)
Proceeds from issuance of commercial paper with maturities greater than 90 days	170.0	55.5
Net proceeds from issuance of commercial paper with maturities of 90 days or less	14.5	—
Net borrowings under revolving credit facility	45.2	—
Total provided by financing activities	134.3	33.3
Effect of exchange rates on cash and cash equivalents	(12.5)	0.5
Decrease in cash and cash equivalents	(91.1)	(86.6)
Cash and cash equivalents at beginning of period	393.9	343.4
Cash and cash equivalents at end of period	$302.8	$256.8
Detail of cash used for operating working capital:
Accounts receivable	$12.0	$(65.4)
Inventories	(31.1)	(29.9)
Other current assets	(17.1)	(7.6)
Accounts payable	(61.1)	(65.9)
Accrued liabilities	(26.5)	(45.6)
U.S. and foreign taxes on income	0.1	11.0
Total	$(123.7)	$(203.4)
Supplemental disclosure of cash flow information:
Interest paid	$8.0	$9.1
Income taxes paid	$11.3	$5.5
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements - Not Yet Adopted
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
Recent Accounting Pronouncements - Adopted
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued amended guidance that changes the impairment model for most financial assets and certain other instruments. For trade receivables, contract assets and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a current expected credit loss ("CECL") model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The CECL model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability.
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new expected credit loss model and did not result in a material adjustment during the three months ended March 31, 2020. The allowance for doubtful accounts was $9.5 million and $7.2 million as of March 31, 2020 and December 31, 2019, respectively.
Note 2 - Acquisitions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and sellers in the principal (most advantageous) market for the asset or liability. Additionally, fair value measurements for an asset assume the highest and best use of that asset by market participants. Use of different estimates and judgments could yield different results.
Cummins-Allison Acquisition
On December 31, 2019, we completed the acquisition of Cummins-Allison Corp. (“Cummins-Allison”). The base purchase price of the acquisition was $160 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Cummins-Allison’s net working capital, cash, and Cummins-Allison’s transaction expenses. The amount paid, net of cash acquired, was $156.2 million. We funded the acquisition through short-term borrowings consisting of $150 million of commercial paper, and cash on hand.
Cummins-Allison is a leading provider of high speed, cash and coin counting and sorting machines and retail cash office solutions which are primarily used in back-office applications. Cummins-Allison also has a nationwide service network to support these hardware sales. Cummins-Allison was integrated into the Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the expected synergies related to material costs, supply chain manufacturing productivity and research and development. Goodwill from this acquisition is not deductible for tax purposes.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Cummins-Allison. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily related to the final assessment and valuation of certain tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary from our preliminary estimates presented below:

Net assets acquired (in millions)
Total current assets	$92.6
Property, plant and equipment	26.6
Other assets	9.1
Intangible assets	66.0
Goodwill	51.6
Total assets acquired	$245.9

Total current liabilities	$67.3
Other liabilities	22.4
Total assumed liabilities	$89.7
Net assets acquired	$156.2

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

The fair values of the trademark and trade name intangible assets were determined by using an “income approach,” specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of Cummins-Allison’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade name Cummins Allison is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of seven years.
The fair values of the customer relationships intangible assets were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 18 years.
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
Supplemental Pro Forma Data
The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2019. The unaudited pro forma consolidated net sales for the three months ended March 31, 2019 would have been $880.1 million. The unaudited pro forma consolidated net sales are provided for illustrative purposes only and are not indicative of our actual consolidated results of operations or consolidated financial position. Consolidated pro forma net income attributable to common shareholders has not been presented since the impact is not material to our financial results.
Instrumentation & Sampling Business Acquisition
On January 31, 2020, we completed the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”) for $172 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S' net working capital, cash, the assumption of certain debt-like items, and I&S' transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67 million from our revolving credit facility, and cash on hand.

I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S was integrated into the Fluid Handling segment. The amount allocated to goodwill reflects the expected sales synergies, manufacturing efficiency and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of I&S. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily 1) the final valuation of intangible assets related to trademarks/trade names and customer relationships; 2) the final assessment and valuation of certain other assets acquired and liabilities assumed, including accounts receivable, accrued expenses and other liabilities; and 3) the final assessment and valuation of certain tax amounts. Any potential adjustments made could be material in relation to the preliminary values presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired (in millions)
Total current assets	$21.4
Property, plant and equipment	11.7
Other assets	5.9
Intangible assets	52.5
Goodwill	108.1
Total assets acquired	$199.6

Total current liabilities	$8.1
Other liabilities	19.5
Total assumed liabilities	$27.6
Net assets acquired	$172.0

The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Trademarks/trade names	$2.6	13
Customer relationships	49.0	14
Backlog	0.9	1
Total acquired intangible assets	$52.5

The fair values of the trademark and trade name intangible assets were determined by using an “income approach,” specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of I&S’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 years.
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are a “wasting” asset and are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 14 years.
Supplemental Pro Forma Data
I&S’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for either period.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended March 31, 2020 and 2019, we recorded $5.2 million and $1.1 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Segment Results
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
A brief description of each of our segments are as follows:
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment for critical performance applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets. The recent acquisition of I&S will be integrated into Process Valves and Related Products business. See discussion in Note 2, “Acquisitions” for further details.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”), Crane Merchandising Systems (“CMS”) and Crane Currency. CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, including coin accepters and dispensers, coin hoppers, coin recyclers, bill validators and bill recyclers. Crane Currency is a supplier of banknotes and highly engineered banknote security feature. CMS provides merchandising equipment, including include food, snack and beverage vending machines and vending machine software and online solutions. The recent acquisition of Cummins-Allison will be integrated into our CPI business. See discussion in Note 2, “Acquisitions” for further details.
Aerospace & Electronics
Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets.
Engineered Materials
Engineered Materials segment manufactures fiberglass-reinforced plastic (“FRP”) panels and coils, primarily for use in the manufacturing of recreational vehicles (“RVs”), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2020 and 2019, operating profit includes acquisition-related and integration charges and restructuring charges. See Note 2, “Acquisitions” for discussion of the acquisition-related costs. See Note 14, “Restructuring” for discussion of the restructuring charges.

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net sales
Fluid Handling	$256.7	$273.7
Payment & Merchandising Technologies	297.4	303.8
Aerospace & Electronics	192.9	194.6
Engineered Materials	50.9	59.6
Total	$797.9	$831.7
Operating profit (loss)
Fluid Handling	$28.0	$34.1
Payment & Merchandising Technologies	26.4	43.2
Aerospace & Electronics	43.8	44.8
Engineered Materials	6.9	9.4
Corporate	(16.5)	(17.8)
Total	88.6	113.7
Interest income	0.4	0.6
Interest expense	(12.5)	(11.9)
Miscellaneous income, net	3.8	2.0
Income before income taxes	$80.3	$104.4

(in millions)	March 31, 2020	December 31, 2019
Assets
Fluid Handling	$1,111.4	$941.6
Payment & Merchandising Technologies	2,224.8	2,303.4
Aerospace & Electronics	657.5	638.1
Engineered Materials	225.4	219.6
Corporate	245.5	321.0
Total	$4,464.6	$4,423.7

(in millions)	March 31, 2020	December 31, 2019
Goodwill
Fluid Handling	$345.9	$240.9
Payment & Merchandising Technologies	845.7	857.8
Aerospace & Electronics	202.3	202.4
Engineered Materials	171.3	171.3
Total	$1,565.2	$1,472.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2020	2019
Fluid Handling
Process Valves and Related Products	$157.2	$168.0
Commercial Valves	75.9	80.8
Pumps and Systems	23.6	24.9
Total Fluid Handling	$256.7	$273.7

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$166.7	$158.8
Banknotes and Security Products	94.2	98.6
Merchandising Equipment	36.5	46.4
Total Payment & Merchandising Technologies	$297.4	$303.8

Aerospace & Electronics
Commercial Original Equipment	$80.6	$90.3
Military and Other Original Equipment	60.4	51.5
Commercial Aftermarket Products	33.9	38.2
Military Aftermarket Products	18.0	14.6
Total Aerospace & Electronics	$192.9	$194.6

Engineered Materials
FRP - Recreational Vehicles	$18.8	$26.6
FRP - Building Products	24.9	23.6
FRP - Transportation	7.2	9.4
Total Engineered Materials	$50.9	$59.6

Total net sales	$797.9	$831.7

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2020, backlog was $1,178.0 million. We expect to recognize approximately 79% of our remaining performance obligations as revenue in 2020, an additional 11% in 2021 and the balance thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	March 31, 2020	December 31, 2019
Contract assets	$66.2	$55.8
Contract liabilities	$96.4	$88.4

We recognized revenue of $35.4 million during the three-month period ended March 31, 2020 related to contract liabilities as of December 31, 2019.
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2020	2019
Net income attributable to common shareholders	$62.8	$82.4

Average basic shares outstanding	58.8	59.8
Effect of dilutive share-based awards	0.8	0.9
Average diluted shares outstanding	59.6	60.7

Earnings per basic share	$1.07	$1.38
Earnings per diluted share	$1.05	$1.36

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three-month periods ended March 31, 2020 and 2019, the number of stock options excluded from the computation was 1.4 million and 1.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended March 31, 2020 and 2019 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1
Net income	—	—	82.4	—	—	82.4	0.1	82.5
Cash dividends ($0.39 per share)	—	—	(23.4)	—	—	(23.4)	—	(23.4)
Impact from settlement of share-based awards, net of shares acquired	—	(9.8)	—	—	9.6	(0.2)		(0.2)
Stock-based compensation expense	—	5.5	—	—	—	5.5	—	5.5
Deconsolidation of a joint venture	—	—	—	—	—	—	(0.5)	(0.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.9	—	2.9	—	2.9
Currency translation adjustment	—	—	—	(0.8)	—	(0.8)	(0.1)	(0.9)
BALANCE MARCH 31, 2019	72.4	$299.2	$2,131.1	$(445.5)	$(466.6)	$1,590.6	$2.4	$1,593.0

BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	62.8	—	—	62.8	—	62.8
Cash dividends ($0.43 per share)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Impact from settlement of share-based awards, net of shares acquired	—	(6.0)	—	—	6.0	—		—
Stock-based compensation expense	—	5.8	—	—	—	5.8	—	5.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(45.2)	—	(45.2)	(0.3)	(45.5)
BALANCE MARCH 31, 2020	72.4	$315.4	$2,149.5	$(525.3)	$(606.8)	$1,405.2	$2.3	$1,407.5
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2019	$(366.0)	$(117.7)	$(483.7)
Other comprehensive income (loss) before reclassifications	0.2	(45.2)	(45.0)
Amounts reclassified from accumulated other comprehensive loss	3.4	—	3.4
Net current-period other comprehensive income (loss)	3.6	(45.2)	(41.6)
Balance as of March 31, 2020	$(362.4)	$(162.9)	$(525.3)

* Net of tax benefit of $136.4 million and $135.4 million as of March 31, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2020 and 2019. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2020	2019
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.2)
Net loss	4.8	3.3
Amortization of postretirement items:
Prior-service costs	(0.3)	—
Net gain	—	(0.1)
Total before tax	$4.4	$3.0
Tax impact	1.0	0.8
Total reclassifications for the period	$3.4	$2.2

Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2020 and 2019 are as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Service cost	$1.6	$1.3	$0.1	$—
Interest cost	6.6	7.7	0.2	0.1
Expected return on plan assets	(14.7)	(14.1)	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	—
Amortization of net loss (gain)	4.8	3.3	—	(0.1)
Net periodic benefit	$(1.8)	$(2.0)	$—	$—

The components of net periodic benefit other than the service cost component are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

Based on current actuarial calculations, we expected to contribute $21.4 million to our pension plans. As permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, we have chosen to defer pension contributions of $18.2 million until January 1, 2021. We now expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2020	$3.2	$2.5
Amounts contributed during the three months ended March 31, 2020	$0.5	$1.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2020	2019
Effective Tax Rate	21.8%	21.0%

Our tax rate for the three months ended March 31, 2020 is higher than the prior year’s comparable periods primarily due to lower share-based compensation benefits, partially offset by a higher statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our tax rate for the three months ended March 31, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and U.S. state taxes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During the three months ended March 31, 2020, our gross unrecognized tax benefits, excluding interest and penalties, decreased by $1.3 million, primarily as a result of reductions resulting from the expiration of statutes of limitations and tax positions taken in prior periods, partially offset by increases in tax positions taken in the current year. During the three months ended March 31, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate decreased by $1.1 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three months ended March 31, 2020, we recognized $0.3 million of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. At March 31, 2020 and December 31, 2019, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $8.3 million and $8.0 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $10.3 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2020, we had eight reporting units.

In March of 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic. We concluded that it was not more likely than not that the fair values of the reporting units were below their carrying values. While we believe we have made reasonable estimates and assumptions, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill may then be determined to be overstated and a charge would need to be taken against net earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2018	$240.8	$789.2	$202.4	$171.3	$1,403.7
Additions	—	63.4	—	—	63.4
Currency translation	0.1	5.2	—	—	5.3
Balance as of December 31, 2019	$240.9	$857.8	$202.4	$171.3	$1,472.4
Additions	108.1	—	—	—	108.1
Adjustments to purchase price allocations	—	(3.1)	—	—	(3.1)
Currency translation	(3.1)	(9.0)	(0.1)	—	(12.2)
Balance at March 31, 2020	$345.9	$845.7	$202.3	$171.3	$1,565.2

For the three months ended March 31, 2020, additions to goodwill represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S and an adjustment to the purchase price allocation for the December 2019 acquisition of Cummins-Allison. For the year ended December 31, 2019, additions to goodwill represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison and the finalization of the purchase price allocation of the January 2018 acquisition of Crane Currency. See discussion in Note 2, “Acquisitions” for further details.
As of March 31, 2020, we had $545.4 million of net intangible assets, of which $69.4 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2019, we had $505.1 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names. Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives. We also review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
In March of 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic. We concluded that it was not more likely than not that the fair values of our indefinite-lived intangible assets were below their carrying values. While we believe we have made reasonable estimates and assumptions, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, indefinite-lived intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period, net of accumulated amortization	$505.1	$481.8
Additions	52.5	66.0
Amortization expense	(11.0)	(40.0)
Currency translation	(1.2)	(2.7)
Balance at end of period, net of accumulated amortization	$545.4	$505.1
For the three months ended March 31, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S. For the year ended December 31, 2019, additions to intangible assets represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison. See discussion in Note 2, “Acquisitions” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of intangible assets follows:

		March 31, 2020			December 31, 2019
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.7	$135.3	$56.0	$79.3	$134.2	$56.8	$77.4
Customer relationships and backlog	18.4	649.1	245.8	403.3	603.1	241.3	361.8
Drawings	40.0	11.1	10.5	0.6	11.1	10.5	0.6
Other	11.7	140.3	78.1	62.2	141.6	76.3	65.3
Total	17.9	$935.8	$390.4	$545.4	$890.0	$384.9	$505.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2020	$34.2
2021	42.7
2022	42.3
2023	42.1
2024 and after	314.7

Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2020	December 31, 2019
Employee related expenses	$90.3	$120.6
Warranty	10.8	11.0
Current lease liabilities	24.1	24.0
Contract liabilities	96.4	88.4
Other	128.6	134.2
Total	$350.2	$378.2

We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
A summary of warranty liabilities is as follows:

(in millions)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$11.0	$18.2
Expense	2.6	8.9
Changes due to acquisitions	0.3	—
Payments / deductions	(3.0)	(16.0)
Currency translation	(0.1)	(0.1)
Balance at end of period	$10.8	$11.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2020, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2020	2019	2019
Beginning claims	29,056	29,089	29,089
New claims	681	675	2,848
Settlements	(165)	(408)	(983)
Dismissals	(410)	(858)	(1,898)
Ending claims	29,162	28,498	29,056

Of the 29,162 pending claims as of March 31, 2020, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 300 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the three months ended March 31, 2020 and 2019 totaled $12.6 million and $26.5 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three months ended March 31, 2020 and 2019 totaled $11.7 million and $9.7 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2020	2019	2019
Settlement / indemnity costs incurred (1)	$8.2	$21.4	$45.5
Defense costs incurred (1)	4.4	5.1	20.7
Total costs incurred	$12.6	$26.5	$66.2

Settlement / indemnity payments	$11.0	$8.8	$38.9
Defense payments	4.3	4.0	21.4
Insurance receipts	(3.6)	(3.1)	(18.8)
Pre-tax cash payments	$11.7	$9.7	$41.5

(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2020, we have resolved (by settlement or dismissal) approximately 139,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $650 million, for an average settlement cost per resolved claim of approximately $4,700. The average settlement cost per claim resolved during the years ended December 31, 2019, 2018 and 2017 was $15,800, $11,300, and $7,800, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $696 million as of March 31, 2020. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2019 and March 31, 2020 is $65 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made our best estimate of the costs through 2059. Through March 31, 2020, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended March 31, 2020.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $94 million as of March 31, 2020.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2020 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $44.2 million as of March 31, 2020, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of March 31, 2020 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2020, we recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable of $9.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2020	December 31, 2019

Commercial paper	$333.5	$149.4
Revolving credit agreement borrowings	45.2	—
Total short-term borrowings	$378.7	$149.4

4.45% notes due December 2023	$298.9	$298.9
6.55% notes due November 2036	198.3	198.3
4.20% notes due March 2048	346.1	346.1
Other deferred financing costs associated with credit facilities	(1.1)	(1.3)
Total long-term debt	$842.2	$842.0
Debt discounts and debt issuance costs totaled $6.7 as of each of March 31, 2020 and December 31, 2019, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

As of March 31, 2020 and December 31, 2019, there were $333.5 million and $149.4 million, respectively, of outstanding borrowings under the commercial paper program. We issued $100 million and $150 million of commercial paper to fund the acquisitions of I&S and Cummins-Allison, respectively. See discussion in Note 2, “Acquisitions” for further details. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million.
We also have a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. As of March 31, 2020, there was $45.2 million outstanding related to borrowings of $67 million used to fund the I&S acquisition in January 2020. See discussion in Note 2, “Acquisitions” for further details. As of December 31, 2019, there were no outstanding borrowings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $41.5 million and $56.6 million as of March 31, 2020 and December 31, 2019, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $1.7 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.1 million and less than $0.1 million as of March 31, 2020 and December 31, 2019, respectively.
The available-for-sale securities, which are included in “Other assets” on our Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.2 million and $1.4 million as of March 31, 2020 and December 31, 2019, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt is measured using Level 2 inputs was $914.7 million and $922.3 million as of March 31, 2020 and December 31, 2019, respectively.
Note 14 - Restructuring
In the first quarter of 2020, we recorded a net restructuring gain of $1.2 million, primarily related to the 2017 repositioning actions described below.
2019 Repositioning
In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations within our Fluid Handling segment. These actions include workforce reductions of approximately 180 employees, or less than 1% of our global workforce. Restructuring charges included $9.9 million of severance costs related to such actions, all of which are cash costs. During the three months ended March 31, 2020, there were no additional expenses recorded or payments made. We expect to incur additional restructuring and related charges of $4.8 million in 2020 and $4.2 million in 2021 to complete these actions.
Acquisition-Related Restructuring
In 2018, we initiated actions within our Payment & Merchandising Technologies segment related to the closure of Crane Currency’s printing operations in Sweden, which have been transitioned to a new print facility in Malta. These actions include workforce reductions of approximately 170 employees, or less than 2% of our global workforce.
Restructuring charges included severance and other costs related to such actions, all of which are cash costs. Cumulatively, through December 31, 2019, we incurred $6.9 million related to this program, of which $3.3 million were severance costs and $3.6 million were other costs. In 2019, we also recorded $0.6 million of additional costs associated with facility move costs. There is no remaining liability associated with these actions as of December 31, 2019, and we do not expect to incur additional restructuring charges related to these actions.
2017 Repositioning
During the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions include headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges included severance and other costs related to the consolidation of certain manufacturing operations, all of which are cash costs. The following table summarizes the restructuring charges by business segment in 2020 and cumulatively through March 31, 2020:

	Severance		Other		Total
(in millions)	2020	Cumulative	2020	Cumulative	2020	Cumulative
Fluid Handling	$—	$17.3	$—	$—	$—	$17.3
Payment & Merchandising Technologies	—	12.6	(1.5)	0.7	(1.5)	13.3
Aerospace & Electronics	—	1.3	—	(1.4)	—	(0.1)
	$—	$31.2	$(1.5)	$(0.7)	$(1.5)	$30.5
Related to the repositioning actions, we recorded a pre-tax gain in the first quarter of 2020 of $1.5 million related to the sale of a facility in the Payment & Merchandising Technologies segment. We also recorded $1.3 million and $2.1 million of additional costs associated with facility consolidations in the three months ended March 31, 2020 and 2019, respectively, related to the 2017 repositioning actions. To complete these actions, we expect to incur an additional $0.9 million of facility consolidation related charges in 2020 in our Fluid Handling segment.
The following table summarizes the accrual balances related to these restructuring charges:

(in millions)	Balance at December 31, 2019	Expense (Gain) *	Utilization	Balance at March 31, 2020
Fluid Handling
Severance	$10.3	$—	$(1.1)	$9.2
Other	—	—	—	—
Total Fluid Handling	$10.3	$—	$(1.1)	$9.2

Payment & Merchandising Technologies
Severance	$1.6	$—	$—	$1.6
Other	—	(1.5)	1.5	—
Total Payment & Merchandising Technologies	$1.6	$(1.5)	$1.5	$1.6

Aerospace & Electronics
Severance	$0.6	$—	$(0.1)	$0.5
Other	0.2	—	(0.2)	—
Total Aerospace & Electronics	$0.8	$—	$(0.3)	$0.5
Total Restructuring	$12.7	$(1.5)	$0.1	$11.3
* Reflected in the Consolidated Statements of Operations as “Restructuring (gain) charges, net”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Subsequent Event

On April 16, 2020, we entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars (the “Dollar Term Loans”) in an aggregate principal amount equal to $300 million, and term loans denominated in euros (the “Euro Term Loans”) in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Interest on the Dollar Term Loans accrues at a rate per annum equal to (a) a base rate (determined in a customary manner), plus a margin dependent upon ratings of our senior unsecured long-term debt (the “Index Debt Rating”) or (2) an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin dependent upon the Index Debt Rating. Interest on the Euro Term Loans accrues at an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin. The 364-Day Credit Agreement contains customary affirmative and negative covenants and customary events of default and acceleration for credit facilities of this type.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those addressed in the forward-looking statements. Such factors include, among others: uncertainties regarding the extent and duration of the impact of COVID-19 on many aspects of our business, as detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q; changes in economic, financial and end-market conditions in the markets in which we operate; fluctuations in raw material prices; the financial condition of our customers and suppliers; economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States; competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers; our ability to value and successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation, and to attract and retain highly qualified personnel and key management; a reduction in congressional appropriations that affect defense spending and our ability to predict the timing and award of substantial contracts in our banknote business; adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims; adverse effects as a result of environmental remediation activities, costs, liabilities and related claims; investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated by reference herein.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK
In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely adversely affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While all our facilities are operating as essential businesses, some of our facilities have reduced operating levels and shifts, and further reductions may occur as the impacts from COVID-19 and related responses continue to develop.
Factors deriving from the COVID-19 response that have or may negatively impact sales and operating profit in the future include, but are not limited to: limitations on the ability of our suppliers to manufacture, or procure from manufacturers, the products we sell, or to meet delivery requirements and commitments; limitations on the ability of our employees to perform their work due to illness caused by the pandemic or local, state, or federal orders requiring employees to remain at home; limitations on the ability of carriers to deliver our products to customers; limitations on the ability of our customers to conduct their business and purchase our products and services; and limitations on the ability of our customers to pay us on a timely basis.
Given the dynamic nature of these circumstances, while we expect a significant unfavorable impact, the full extent of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance is very difficult to forecast at this time. For 2020, we now expect sales to decline significantly driven by the economic impacts of the COVID-19 pandemic, partially offset by benefits from the I&S and Cummins-Allison acquisitions. At this time, we expect sales to be $2.8 billion to $3.0 billion, reflecting a core sales decline of 17% to 22%. While operating profit in 2020 will benefit from the absence of the 2019 asbestos and environmental provisions which totaled $247.9 million, as well as benefits from incremental cost reduction actions of approximately $100 million, it will be substantially offset by the impact from lower sales volumes related to COVID-19.
Fluid Handling
In 2020, we expect Fluid Handling sales to decline significantly compared to 2019, driven by lower demand and supply chain disruptions related to COVID-19, which will only be partially offset by benefits from the I&S acquisition. These factors will result in lower sales at Process Valves and Related Products, Commercial Valves, and at Pumps and Systems.
For the segment, we expect a corresponding decline in operating profit and operating margin compared to 2019, with the impact from lower sales volumes more than offsetting productivity, cost reduction actions and restructuring and related savings, net.
Payment & Merchandising Technologies
In 2020, we expect Payment & Merchandising Technologies sales to be almost flat compared to 2019, driven by benefits from the Cummins-Allison acquisition almost offset by lower demand and supply chain disruptions related to the COVID-19 pandemic.
In 2020, we expect both Crane Payment Innovations and Crane Merchandising Systems core sales will decline significantly compared to 2019 due to COVID-19 related factors. At Crane Currency, we expect core sales to increase compared to 2019 driven primarily by growth in sales to international customers, partially offset by lower sales to the U.S. Government.
We expect the segment’s operating profit to decline compared to 2019, driven by lower sales volume and acquisition-related charges, partially offset by productivity, cost reduction actions and restructuring and related savings, net.
Aerospace & Electronics
In 2020, we expect Aerospace & Electronics sales to decline significantly compared to 2019. We expect declines from our commercial OEM customers in response to COVID-19 related factors, as well as the temporary impact of Boeing halting production of the 737 MAX for a portion of 2020. We also expect a significant decline in our commercial aftermarket business driven by substantially reduced airline flight schedules related to COVID-19. We expect growth in our defense OEM and aftermarket businesses driven by continued government investment in military applications. We expect a corresponding decline in segment operating profit and operating margin compared to 2019 driven by the impact of the lower volumes, partially offset by productivity and cost reduction actions.
Engineered Materials
In 2020, we expect Engineered Materials sales to decline significantly compared to 2019, driven by lower recreational vehicle industry build rates resulting from COVID-19 related factors; as a result, inclusive of cost reduction actions, segment operating profit and operating margin will decline compared to 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first three months of 2020 versus the first three months of 2019, unless otherwise specified.

	First Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales	$797.9	$831.7	$(33.8)	(4.1)%
Operating profit	88.6	113.7	(25.1)	(22.1)%
Acquisition-related and integration charges *	5.2	1.1	4.1	372.7%
Restructuring and related charges, net *	0.1	5.0	(4.9)	(98.0)%
Operating margin	11.1%	13.7%
Other income (expense):
Interest income	0.4	0.6	(0.2)	(33.3)%
Interest expense	(12.5)	(11.9)	(0.6)	(5.0)%
Miscellaneous income, net	3.8	2.0	1.8	90.0%
	(8.3)	(9.3)	1.0	10.8%
Income before income taxes	80.3	104.4	(24.1)	(23.1)%
Provision for income taxes	17.5	21.9	(4.4)	(20.1)%
Net income before allocation to noncontrolling interests	62.8	82.5	(19.7)	(23.9)%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	(0.1)	NM
Net income attributable to common shareholders	$62.8	$82.4	$(19.6)	(23.8)%
* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Sales decreased by $33.8 million, or 4.1%, to $797.9 million in 2020. Net sales related to operations outside the United States were 35.9% and 35.0% of total net sales for the three months ended March 31, 2020 and 2019, respectively. The year-over-year change in sales included:

•
a decrease in core sales of $80.3 million, or 9.7%, partially due to lower demand and supply chain disruptions related to COVID-19, combined with the expected decline in Crane Currency sales to the U.S. Government;

•	unfavorable foreign currency translation of $7.1 million, or 0.8%; and

•	an increase in sales related to a benefit from acquisitions of $53.6 million, or 6.4%.
Operating profit decreased by $25.1 million, or 22.1%, to $88.6 million in 2020. The decrease in operating profit reflected the lower operating profit in each of our segments, partially offset by lower Corporate costs. Operating profit in the first quarter of 2020 included 1) acquisition-related and integration charges of $5.2 million and 2) restructuring and related charges, net of $0.1 million. Operating profit in the first quarter of 2019 included 1) acquisition-related and integration charges of $1.1 million in connection with the acquisition of Crane Currency and 2) restructuring and related charges of $5.0 million.
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
Our tax rate for the three months ended March 31, 2020 is higher than the prior year’s comparable periods primarily due to lower share-based compensation benefits, partially offset by a higher statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our tax rate for the three months ended March 31, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and U.S. state taxes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net income before allocation to noncontrolling interests	$62.8	$82.5
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(45.2)	(0.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.6	2.9
Other comprehensive (loss) income, net of tax	(41.6)	2.1
Comprehensive income before allocation to noncontrolling interests	21.2	84.6
Less: Noncontrolling interests in comprehensive income	(0.3)	(0.6)
Comprehensive income attributable to common shareholders	$21.5	$85.2
For the three months ended March 31, 2020, comprehensive income before allocations to noncontrolling interests was $21.2 million compared to $84.6 million in the same period of 2019. The $63.4 million decrease was primarily driven by a $44.4 million unfavorable impact of foreign currency translation adjustments year-over-year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen and a lower net income before allocation to noncontrolling interests of $19.7 million.
.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended March 31

Fluid Handling

	First Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Process Valves and Related Products	$157.2	$168.0	$(10.8)	(6.4)%
Commercial Valves	75.9	80.8	(4.9)	(6.1)%
Pumps and Systems	23.6	24.9	(1.3)	(5.2)%
Total net sales	$256.7	$273.7	$(17.0)	(6.2)%
Operating profit	$28.0	$34.1	$(6.1)	(17.9)%
Acquisition-related and integration charges	$2.0	$—	$2.0	NM
Restructuring and related charges *	$1.3	$2.1	$(0.8)	(38.1)%
Operating margin	10.9%	12.5%
* Restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $17.0 million, or 6.2%, to $256.7 million, driven by lower core sales of $23.4 million, or 8.5%, and unfavorable foreign currency translation of $3.0 million, or 1.1%, partially offset by a benefit from acquisitions of $9.4 million, or 3.4%.

•
Sales of Process Valves and Related Products decreased by $10.8 million, or 6.4%, to $157.2 million in 2020. The decrease reflected lower core sales of $18.1 million, or 10.8%, and unfavorable foreign currency translation of $2.1 million, or 1.2%, primarily due to the euro weakening against the U.S. dollar, partially offset by a benefit from the acquisition of I&S of $9.4 million, or 5.6%. The core sales decline reflected a broad-based decline in demand related largely to impacts from COVID-19, including sharply lower oil and gas prices, as well as the impact of supply chain disruptions related to COVID-19.

•
Sales of Commercial Valves decreased by $4.9 million, or 6.1%, to $75.9 million in 2020, primarily driven by a core sales decrease of $4.0 million, or 5.0%, and unfavorable foreign currency translation of $0.9 million, or 1.1%, as the British pound and Canadian dollar weakened against the U.S. dollar. The core sales decrease primarily reflected lower sales to United Kingdom non-residential construction markets, partially offset by higher sales to the Canadian non-residential construction markets.

•	Sales of Pumps and Systems decreased by $1.3 million, or 5.2%, to $23.6 million in 2020. The decrease primarily reflected lower sales to military customers.
Fluid Handling operating profit decreased by $6.1 million, or 17.9%, to $28.0 million in 2020. The decrease primarily reflected lower volumes and higher acquisition-related and integration charges related to the January 2020 acquisition of I&S, partially offset by productivity and repositioning benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$166.7	$158.8	$7.9	5.0%
Banknotes and Security Products	94.2	98.6	(4.4)	(4.5)%
Merchandising Equipment	36.5	46.4	(9.9)	(21.3)%
Total net sales	$297.4	$303.8	$(6.4)	(2.1)%
Operating profit	$26.4	$43.2	$(16.8)	(38.9)%
Acquisition-related and integration charges *	$3.1	$1.1	$2.0	181.8%
Restructuring and related (gain) charges, net *	$(1.2)	$2.6	$(3.8)	(146.2)%
Operating margin	8.9%	14.2%
* Acquisition-related and integration charges and restructuring and related (gain) charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $6.4 million, or 2.1%, to $297.4 million in 2020, reflecting lower core sales of $46.5 million, or 15.3%, and unfavorable foreign currency translation of $4.1 million, or 1.3%, partially offset by a benefit from acquisitions, of $44.2 million, or 14.5%.

•
Sales of Payment Acceptance and Dispensing Products increased $7.9 million, or 5.0%, to $166.7 million in 2020. The increase reflected the benefit of the December 2019 acquisition of Cummins-Allison of $44.2 million, or 27.8%, partially offset by lower core sales of $35.4 million, or 22.2%, and unfavorable foreign currency translation of $0.9 million, or 0.6%, as the British pound weakened against the U.S. dollar. The core sales decrease reflected lower sales to all vertical markets driven largely by COVID-19 related demand impacts and supply chain disruptions.

•
Sales of Banknotes and Security Products decreased $4.4 million, or 4.5%, to $94.2 million. The decrease reflected unfavorable foreign currency translation of $3.1 million, or 3.2%, as the euro weakened against the U.S. dollar and lower core sales of $1.3 million, or 1.3%. The core sales decline primarily reflected lower sales to the U.S. Government, largely offset by higher sales to international customers.

•	Sales of Merchandising Equipment decreased $9.9 million, or 21.3%, to $36.5 million in 2020, reflecting lower sales largely related to demand impacts of COVID-19.
Payment & Merchandising Technologies operating profit decreased by $16.8 million, or 38.9%, to $26.4 million in 2020. The decrease was driven primarily by lower volumes, along with unfavorable mix and higher acquisition-related and integration charges related to the acquisition of Cummins-Allison, partially offset by strong productivity and repositioning benefits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Commercial Original Equipment	$80.6	$90.3	$(9.7)	(10.7)%
Military Original Equipment	60.4	51.5	8.9	17.3%
Commercial Aftermarket	33.9	38.2	(4.3)	(11.3)%
Military Aftermarket	18.0	14.6	3.4	23.3%
Total net sales	$192.9	$194.6	$(1.7)	(0.9)%
Operating profit	$43.8	$44.8	$(1.0)	(2.2)%
Restructuring and related charges*	$—	$0.3	$(0.3)	NM
Operating margin	22.7%	23.0%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $1.7 million, or 0.9%, to $192.9 million in 2020.

•	Sales of Commercial Original Equipment decreased by $9.7 million, or 10.7%, to $80.6 million in 2020, primarily reflecting the impact of Boeing’s 737 MAX production pause.

•	Sales of Military Original Equipment increased by $8.9 million, or 17.3%, to $60.4 million in 2020, primarily reflecting higher sales of power products.

•
Sales of Commercial Aftermarket products decreased by $4.3 million, or 11.3%, to $33.9 million in 2020, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.

•	Sales of Military Aftermarket increased by $3.4 million, or 23.3%, to $18.0 million in 2020, primarily reflecting higher modernization & upgrade sales.
Aerospace & Electronics operating profit decreased by $1.0 million, or 2.2%, to $43.8 million in 2020, primarily as a result of lower volumes, partially offset by productivity.
Engineered Materials

	First Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
FRP- Recreational Vehicles	$18.8	$26.6	$(7.8)	(29.3)%
FRP- Building Products	24.9	23.6	1.3	5.5%
FRP- Transportation	7.2	9.4	(2.2)	(23.4)%
Total net sales	$50.9	$59.6	$(8.7)	(14.6)%
Operating profit	$6.9	$9.4	$(2.5)	(26.6)%
Operating margin	13.6%	15.8%
Engineered Materials sales decreased by $8.7 million, or 14.6%, to $50.9 million in 2020 primarily resulting from lower sales to recreational vehicle and transportation customers and to a lesser extent, COVID-19 related factors, partially offset by higher sales of building products. Engineered Materials operating profit decreased by $2.5 million, or 26.6%, to $6.9 million in 2020, primarily reflecting lower sales volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2020	2019
Net cash provided by (used for):
Operating activities	$(35.5)	$(100.4)
Investing activities	(177.4)	(20.0)
Financing activities	134.3	33.3
Effect of foreign currency exchange rate changes on cash and cash equivalents	(12.5)	0.5
Decrease in cash and cash equivalents	$(91.1)	$(86.6)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
On April 16, 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars in an aggregate principal amount equal to $300 million, and term loans denominated in euros in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization, in response to the COVID-19 pandemic) along with our commercial paper program or borrowings available under our revolving credit facility and 364-Day Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets.
Operating Activities
Cash used for operating activities was $35.5 million in the first three months of 2020, compared to $100.4 million during the same period last year.  The decrease in cash used for operating activities was primarily driven by lower working capital requirements due to lower sales. Net asbestos-related payments in the first three months of 2020 and 2019 were $11.7 million and $9.7 million, respectively. In 2020, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million. We have chosen to defer contributions of $18.2 million until January 1, 2021 as permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $177.4 million in the first three months of 2020, compared to $20.0 million in the comparable period of 2019. The increase in cash used for investing activities was driven by cash paid for the acquisition of I&S of $172.0 million, partially offset by lower capital expenditures compared to the same period last year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. As it relates to COVID-19, we expect to defer certain capital expenditures and now expect to reduce the amount by $30 million to $45 million in 2020 from the previously disclosed amount of approximately $75 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $134.3 million during the first three months of 2020, compared to $33.3 million in the comparable period of 2019. The increase in cash provided by financing activities was driven by proceeds received from the issuance of commercial paper and borrowings under our revolving credit facility, partially offset by $70.0 million of cash used for the repurchase of shares in the first quarter of 2020.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2020, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 11, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

The following represents a material change in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Our financial condition and results of operations are expected to be adversely affected by the recent coronavirus pandemic.

The novel strain of the coronavirus (“COVID-19”) pandemic is expected to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. We are unable to predict the extent to which the pandemic and related impacts will have on our business operations, financial performance, results of operations, and financial position.

We believe our operations and financial performance will be negatively impacted by the COVID-19 pandemic which is expected to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, we are unable to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices such as oil and gas, and the pace of recovery when the COVID-19 pandemic subsides.

We expect lower demand and volume for products and services, customer requests for potential payment deferrals and other contract modifications including price concessions, supply chain disruptions, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic. We expect that the longer the period of economic and global supply chain and disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations and access to credit markets, which could impact our financial condition, capitalization, and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. Additionally, a prolonged period of generating lower cash flows from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our share repurchases during the three months ended March 31, 2020:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1-31	—	$—	—	—
February1-29	65,989	67.33	—	—
March 1-31	1,155,244	56.72	—	—
Total January 1 - March 31, 2020	1,221,233	$57.30	—	—
The table above only includes the open-market repurchases of our common stock during the three months ended March 31, 2020. We also routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE CO.
REGISTRANT

Date
April 29, 2020	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
April 29, 2020		Richard A. Maue
Senior Vice President and Chief Financial Officer