Form 10-Q
period 2020-06-30
CRANE CO /DE/
filed 2020-07-29
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of June 30, 2020
Common stock, $1.00 Par Value – 58,025,501 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$677.9	$841.6	$1,475.7	$1,673.3
Operating costs and expenses:
Cost of sales	451.7	535.0	962.5	1,063.0
Selling, general and administrative	169.6	179.8	364.0	365.8
Acquisition-related and integration charges	2.3	2.4	7.5	3.5
Restructuring charges, net	23.8	1.6	22.6	4.5
Operating profit	30.5	122.8	119.1	236.5
Other income (expense):
Interest income	0.3	0.7	0.7	1.3
Interest expense	(14.4)	(11.4)	(26.9)	(23.3)
Miscellaneous income, net	2.5	6.4	6.3	8.4
	(11.6)	(4.3)	(19.9)	(13.6)
Income before income taxes	18.9	118.5	99.2	222.9
Provision for income taxes	4.1	27.5	21.6	49.4
Net income before allocation to noncontrolling interests	14.8	91.0	77.6	173.5
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	—	0.1
Net income attributable to common shareholders	$14.8	$91.0	$77.6	$173.4
Earnings per share:
Basic	$0.26	$1.52	$1.33	$2.90
Diluted	$0.25	$1.50	$1.31	$2.85
Average shares outstanding:
Basic	58.0	59.9	58.5	59.8
Diluted	58.5	60.8	59.1	60.8

Dividends per share	$0.43	$0.39	$0.86	$0.78

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income before allocation to noncontrolling interests	$14.8	$91.0	$77.6	$173.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	17.2	4.7	(28.0)	3.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.6	1.9	7.1	4.8
Other comprehensive income (loss), net of tax	20.8	6.6	(20.9)	8.7
Comprehensive income before allocation to noncontrolling interests	35.6	97.6	56.7	182.2
Less: Noncontrolling interests in comprehensive income	0.2	—	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$35.4	$97.6	$56.8	$182.3
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$592.1	$393.9
Accounts receivable, net	444.8	555.1
Current insurance receivable - asbestos	14.1	14.1
Inventories, net:
Finished goods	141.7	130.6
Finished parts and subassemblies	67.8	66.1
Work in process	53.8	47.7
Raw materials	211.8	212.9
Inventories, net	475.1	457.3
Other current assets	103.2	79.5
Total current assets	1,629.3	1,499.9
Property, plant and equipment:
Cost	1,246.6	1,256.9
Less: accumulated depreciation	648.7	640.6
Property, plant and equipment, net	597.9	616.3
Long-term insurance receivable - asbestos	77.4	83.6
Long-term deferred tax assets	7.0	35.1
Other assets	206.5	211.3
Intangible assets, net	534.4	505.1
Goodwill	1,577.8	1,472.4
Total assets	$4,630.3	$4,423.7
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	June 30, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Short-term borrowings	$585.3	$149.4
Accounts payable	226.4	311.1
Current asbestos liability	65.0	65.0
Accrued liabilities	339.6	378.2
U.S. and foreign taxes on income	10.9	13.0
Total current liabilities	1,227.2	916.7
Long-term debt	842.5	842.0
Accrued pension and postretirement benefits	285.8	298.4
Long-term deferred tax liability	51.1	55.8
Long-term asbestos liability	621.2	646.6
Other liabilities	178.9	187.9
Total liabilities	3,206.7	2,947.4
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	318.7	315.6
Retained earnings	2,139.4	2,112.2
Accumulated other comprehensive loss	(504.5)	(483.7)
Treasury stock	(604.9)	(542.8)
Total shareholders’ equity	1,421.1	1,473.7
Noncontrolling interests	2.5	2.6
Total equity	1,423.6	1,476.3
Total liabilities and equity	$4,630.3	$4,423.7
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	14,400,638	13,423,934
Common shares outstanding	58,025,501	59,002,205
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Six Months Ended
	June 30,
	2020	2019
Operating activities:
Net income attributable to common shareholders	$77.6	$173.4
Noncontrolling interests in subsidiaries’ earnings	—	0.1
Net income before allocation to noncontrolling interests	77.6	173.5
Loss on deconsolidation of joint venture	—	1.2
Unrealized gain on marketable securities	—	(3.1)
Depreciation and amortization	62.9	56.3
Stock-based compensation expense	10.5	11.2
Defined benefit plans and postretirement credit	(2.7)	(4.0)
Deferred income taxes	7.5	10.8
Cash used for operating working capital	(54.1)	(171.4)
Defined benefit plans and postretirement contributions	(2.3)	(5.1)
Environmental payments, net of reimbursements	(3.7)	(4.0)
Asbestos related payments, net of insurance recoveries	(19.2)	(17.9)
Other	0.1	5.0
Total provided by operating activities	76.6	52.5
Investing activities:
Payment for acquisition - net of cash acquired	(172.3)	—
Proceeds from disposition of capital assets	2.7	0.9
Capital expenditures	(13.5)	(36.1)
Purchase of marketable securities	—	(8.8)
Impact of deconsolidation of joint venture	—	(0.2)
Total used for investing activities	(183.1)	(44.2)
Financing activities:
Dividends paid	(50.4)	(46.7)
Reacquisition of shares on open market	(70.0)	—
Stock options exercised - net of shares reacquired	0.6	1.2
Debt issuance costs	(1.2)	—
Proceeds received from issuance of long-term debt	—	3.0
Repayment of long-term debt	—	(2.8)
Proceeds from issuance of commercial paper with maturities greater than 90 days	251.3	—
Repayments of commercial paper with maturities greater than 90 days	(96.5)	—
Net repayments from issuance of commercial paper with maturities of 90 days or less	(62.8)	—
Proceeds from revolving credit facility	77.2	—
Repayments from revolving credit facility	(77.2)	—
Proceeds from term loan	343.9	—
Total provided by (used for) financing activities	314.9	(45.3)
Effect of exchange rates on cash and cash equivalents	(10.2)	0.6
Increase (decrease) in cash and cash equivalents	198.2	(36.4)
Cash and cash equivalents at beginning of period	393.9	343.4
Cash and cash equivalents at end of period	$592.1	$307.0
Detail of cash used for operating working capital:
Accounts receivable	$117.9	$(29.9)
Inventories	(19.6)	(26.3)
Other current assets	(23.5)	(6.7)
Accounts payable	(86.8)	(54.2)
Accrued liabilities	(37.6)	(70.1)
U.S. and foreign taxes on income	(4.5)	15.8
Total	$(54.1)	$(171.4)
Supplemental disclosure of cash flow information:
Interest paid	$23.8	$24.0
Income taxes paid	$18.6	$24.1
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
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new expected credit loss model and did not result in a material adjustment upon adoption. The allowance for doubtful accounts was $16.6 million and $7.2 million as of June 30, 2020 and December 31, 2019, respectively.
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
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Cummins-Allison. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by ASC 805. The changes to the preliminary purchase price allocation primarily relate to the valuation of inventory. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily related to the final assessment and valuation of certain tax amounts. Therefore, the final fair values of the assets acquired and liabilities assumed may vary from our preliminary estimates presented below:

Net assets acquired (in millions)
Total current assets	$87.4
Property, plant and equipment	26.4
Other assets	12.0
Intangible assets	66.0
Goodwill	58.7
Total assets acquired	$250.5

Total current liabilities	$66.9
Other liabilities	27.4
Total assumed liabilities	$94.3
Net assets acquired	$156.2

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

The fair values of the trademark and trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Therefore, a portion of Cummins-Allison’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade name Cummins Allison is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of seven years.
The fair values of the customer relationships intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 18 years.
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
Supplemental Pro Forma Data
The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2019. The unaudited pro forma consolidated net sales for the three and six months ended June 30, 2019 would have been $888.9 million and $1,769.0 million, respectively. The unaudited pro forma consolidated net sales are provided for illustrative purposes only and are not indicative of our actual consolidated results of operations or consolidated financial position. Consolidated pro forma net income attributable to common shareholders has not been presented since the impact is not material to our financial results.
Instrumentation & Sampling Business Acquisition
On January 31, 2020, we completed the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”) for $172.3 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S' net working capital, cash, the assumption of certain debt-like items, and I&S' transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67 million from our revolving credit facility, and cash on hand.

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
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of I&S. The final determination of the fair value of certain assets and liabilities will be completed within the one-year measurement period as required by ASC 805. We have not yet completed our evaluation and determination of certain assets acquired and liabilities assumed, primarily the final assessment and valuation of current assets and other liabilities, and certain tax amounts. Any potential adjustments made could be material in relation to the preliminary values presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	11.7
Other assets	6.2
Intangible assets	52.5
Goodwill	108.6
Total assets acquired	$200.0

Total current liabilities	$8.1
Other liabilities	19.6
Total assumed liabilities	$27.7
Net assets acquired	$172.3

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

The fair values of the trademark and trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of I&S’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 years.
The fair values of the customer relationships and backlog intangible assets were determined by using an income approach which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. Our estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship asset is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 14 years.
Supplemental Pro Forma Data
I&S’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for either period.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended June 30, 2020 and 2019, we recorded $2.3 million and $2.4 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, we recorded $7.5 million and $3.5 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations.

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
Engineered Materials
Engineered Materials segment manufactures fiberglass-reinforced plastic panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three- and six-months ended June 30, 2020 and 2019, operating profit includes acquisition-related and integration charges and restructuring charges, net. See Note 2, “Acquisitions” for discussion of the acquisition-related costs. See Note 14, “Restructuring” for discussion of the restructuring charges, net.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Net sales
Fluid Handling	$239.3	$290.6	$495.9	$564.3
Payment & Merchandising Technologies	247.6	291.0	544.9	594.8
Aerospace & Electronics	157.4	204.5	350.3	399.1
Engineered Materials	33.6	55.5	84.6	115.1
Total	$677.9	$841.6	$1,475.7	$1,673.3
Operating profit (loss)
Fluid Handling	$20.2	$37.3	$48.2	$71.4
Payment & Merchandising Technologies	2.0	46.5	28.4	89.7
Aerospace & Electronics	19.5	49.4	63.3	94.2
Engineered Materials	1.8	7.5	8.7	16.9
Corporate	(13.0)	(17.9)	(29.5)	(35.7)
Total	30.5	122.8	119.1	236.5
Interest income	0.3	0.7	0.7	1.3
Interest expense	(14.4)	(11.4)	(26.9)	(23.3)
Miscellaneous income, net	2.5	6.4	6.3	8.4
Income before income taxes	$18.9	$118.5	$99.2	$222.9

(in millions)	June 30, 2020	December 31, 2019
Assets
Fluid Handling	$1,092.3	$941.6
Payment & Merchandising Technologies	2,192.3	2,303.4
Aerospace & Electronics	629.0	638.1
Engineered Materials	217.7	219.6
Corporate	499.0	321.0
Total	$4,630.3	$4,423.7

(in millions)	June 30, 2020	December 31, 2019
Goodwill
Fluid Handling	$349.0	$240.9
Payment & Merchandising Technologies	855.2	857.8
Aerospace & Electronics	202.3	202.4
Engineered Materials	171.3	171.3
Total	$1,577.8	$1,472.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2020	2019	2020	2019
Fluid Handling
Process Valves and Related Products	$160.8	$182.4	$317.9	$350.4
Commercial Valves	58.3	83.6	134.1	164.4
Pumps and Systems	20.2	24.6	43.9	49.5
Total Fluid Handling	$239.3	$290.6	$495.9	$564.3

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$113.5	$154.0	$280.2	$312.7
Banknotes and Security Products	106.7	88.5	200.8	187.1
Merchandising Equipment	27.4	48.5	63.9	95.0
Total Payment & Merchandising Technologies	$247.6	$291.0	$544.9	$594.8

Aerospace & Electronics
Commercial Original Equipment	$51.9	$91.3	$132.5	$181.7
Military and Other Original Equipment	65.5	55.4	125.9	106.9
Commercial Aftermarket Products	20.3	41.4	54.2	79.6
Military Aftermarket Products	19.7	16.4	37.7	30.9
Total Aerospace & Electronics	$157.4	$204.5	$350.3	$399.1

Engineered Materials
FRP - Recreational Vehicles	$9.7	$22.2	$28.5	$48.7
FRP - Building Products	19.4	24.0	44.3	47.7
FRP - Transportation	4.5	9.3	11.8	18.7
Total Engineered Materials	$33.6	$55.5	$84.6	$115.1

Total net sales	$677.9	$841.6	$1,475.7	$1,673.3

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2020, backlog was $1,099.9 million. We expect to recognize approximately 68.7% of our remaining performance obligations as revenue in 2020, an additional 25.1% in 2021 and the balance thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2020	December 31, 2019
Contract assets	$75.6	$55.8
Contract liabilities	$77.9	$88.4

We recognized revenue of $20.9 million and $56.3 million during the three- and six-month periods ended June 30, 2020, respectively, related to contract liabilities as of December 31, 2019.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income attributable to common shareholders	$14.8	$91.0	$77.6	$173.4

Average basic shares outstanding	58.0	59.9	58.5	59.8
Effect of dilutive share-based awards	0.5	0.9	0.6	1.0
Average diluted shares outstanding	58.5	60.8	59.1	60.8

Earnings per basic share	$0.26	$1.52	$1.33	$2.90
Earnings per diluted share	$0.25	$1.50	$1.31	$2.85

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three-month periods ended June 30, 2020 and 2019, the number of stock options excluded from the computation was 2.2 million and 1.3 million, respectively. For the six-month periods ended June 30, 2020 and 2019, the number of stock options excluded from the computation was 1.8 million and 1.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended June 30, 2020 and 2019 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1
Net income	—	—	82.4	—	—	82.4	0.1	82.5
Cash dividends ($0.39 per share)	—	—	(23.4)	—	—	(23.4)	—	(23.4)
Impact from settlement of share-based awards, net of shares acquired	—	(9.8)	—	—	9.6	(0.2)		(0.2)
Stock-based compensation expense	—	5.5	—	—	—	5.5	—	5.5
Deconsolidation of a joint venture	—	—	—	—	—	—	(0.5)	(0.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.9	—	2.9	—	2.9
Currency translation adjustment	—	—	—	(0.8)	—	(0.8)	(0.1)	(0.9)
BALANCE MARCH 31, 2019	72.4	$299.2	$2,131.1	$(445.5)	$(466.6)	$1,590.6	$2.4	$1,593.0
Net income	—	—	91.0	—	—	91.0	—	91.0
Cash dividends ($0.39 per share)	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Impact from settlement of share-based awards, net of shares acquired	—	(0.7)	—	—	2.2	1.5	—	1.5
Stock-based compensation expense	—	5.6	—	—	—	5.6	—	5.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	1.9	—	1.9	—	1.9
Currency translation adjustment	—	—	—	4.7	—	4.7	—	4.7
BALANCE JUNE 30, 2019	72.4	$304.1	$2,198.8	$(438.9)	$(464.4)	$1,672.0	$2.4	$1,674.4

BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	62.8	—	—	62.8	—	62.8
Cash dividends ($0.43 per share)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Impact from settlement of share-based awards, net of shares acquired	—	(6.0)	—	—	6.0	—		—
Stock-based compensation expense	—	5.8	—	—	—	5.8	—	5.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(45.2)	—	(45.2)	(0.3)	(45.5)
BALANCE MARCH 31, 2020	72.4	$315.4	$2,149.5	$(525.3)	$(606.8)	$1,405.2	$2.3	$1,407.5
Net income	—	—	14.8	—	—	14.8	—	$14.8
Cash dividends ($0.43 per share)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Impact from settlement of share-based awards, net of shares acquired	—	(1.4)	—	—	1.9	0.5		0.5
Stock-based compensation expense	—	4.7	—	—	—	4.7	—	4.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	17.2	—	17.2	0.2	17.4
BALANCE JUNE 30, 2020	72.4	$318.7	$2,139.4	$(504.5)	$(604.9)	$1,421.1	$2.5	$1,423.6
The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2019	$(366.0)	$(117.7)	$(483.7)
Other comprehensive income (loss) before reclassifications	—	(27.9)	(27.9)
Amounts reclassified from accumulated other comprehensive loss	7.1	—	7.1
Net current-period other comprehensive income (loss)	7.1	(27.9)	(20.8)
Balance as of June 30, 2020	$(358.9)	$(145.6)	$(504.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

* Net of tax benefit of $137.3 million and $135.4 million as of June 30, 2020 and December 31, 2019, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three- and six-month periods ended June 30, 2020 and 2019. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.2)	$(0.1)	$(0.3)
Net loss	4.9	3.3	9.7	6.7
Amortization of postretirement items:
Net gain	(0.3)	(0.1)	(0.5)	(0.2)
Total before tax	$4.5	$3.0	$9.1	$6.2
Tax impact	0.9	0.6	2.0	1.4
Total reclassifications for the period	$3.6	$2.4	$7.1	$4.8

Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2020 and 2019 are as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Service cost	$1.6	$1.3	$0.1	$—
Interest cost	6.6	7.7	0.2	0.1
Expected return on plan assets	(14.0)	(14.2)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—
Amortization of net loss (gain)	4.9	3.3	(0.3)	(0.1)
Net periodic benefit	$(1.0)	$(2.1)	$—	$—

For all plans, the components of net periodic benefit for the six months ended June 30, 2020 and 2019 are as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Service cost	$3.2	$2.7	$0.1	$—
Interest cost	13.2	15.4	0.4	0.2
Expected return on plan assets	(28.7)	(28.6)	—	—
Amortization of prior service cost	(0.1)	(0.3)	—	—
Amortization of net loss (gain)	9.7	6.7	(0.5)	(0.2)
Net periodic benefit	$(2.7)	$(4.1)	$—	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

Based on current actuarial calculations, we expected to contribute $21.4 million to our pension plans. As permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020, we have chosen to defer pension contributions of $18.2 million until January 1, 2021. We now expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2020	$3.2	$2.5
Amounts contributed during the six months ended June 30, 2020	$1.1	$1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective Tax Rate	21.5%	23.2%	21.7%	22.2%

Our tax rates for the three and six months ended June 30, 2020 are lower than the prior year’s comparable periods primarily due to the settlement of income tax audits, partially offset by a lower foreign tax credit utilization.
Our tax rate for the three months ended June 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our tax rates for the six months ended June 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During the three and six months ended June 30, 2020, our gross unrecognized tax benefits, excluding interest and penalties, decreased by $1.4 million and $2.7 million respectively, primarily as a result of reductions resulting from the settlements with tax authorities in the current period and expiration of statutes of limitations, partially offset by increases in tax positions taken in the current and prior periods. During the three months and six months ended June 30, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate decreased by $1.5 million and $2.6 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and six months ended June 30, 2020, we recognized $(0.1) million and $0.3 million, respectively, of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. At June 30, 2020 and December 31, 2019, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $8.3 million and $8.0 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $11.8 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

Income Tax Examinations
During the second quarter of 2020, we settled the 2013-2015 audits of various German subsidiaries.
Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2020, we had eight reporting units.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
During the first half of 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic. We concluded that it was not more likely than not that the fair values of the reporting units and indefinite-lived intangible assets were below their carrying values. While we believe we have made reasonable estimates and assumptions, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill or indefinite-lived intangible assets may then be determined to be impaired and a charge would need to be taken against net earnings.

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2018	$240.8	$789.2	$202.4	$171.3	$1,403.7
Additions	—	63.4	—	—	63.4
Currency translation	0.1	5.2	—	—	5.3
Balance as of December 31, 2019	$240.9	$857.8	$202.4	$171.3	$1,472.4
Additions	108.6	—	—	—	108.6
Adjustments to purchase price allocations	—	4.0	—	—	4.0
Currency translation	(0.5)	(6.6)	(0.1)	—	(7.2)
Balance at June 30, 2020	$349.0	$855.2	$202.3	$171.3	$1,577.8

For the six months ended June 30, 2020, additions to goodwill represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S and an adjustment to the purchase price allocation for the December 2019 acquisition of Cummins-Allison. For the year ended December 31, 2019, additions to goodwill represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison and the finalization of the purchase price allocation of the January 2018 acquisition of Crane Currency. See discussion in Note 2, “Acquisitions” for further details.
As of June 30, 2020, we had $534.4 million of net intangible assets, of which $69.7 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2019, we had $505.1 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of period, net of accumulated amortization	$505.1	$481.8
Additions	52.5	66.0
Amortization expense	(23.7)	(40.0)
Currency translation	0.5	(2.7)
Balance at end of period, net of accumulated amortization	$534.4	$505.1
For the six months ended June 30, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S. For the year ended December 31, 2019, additions to intangible assets represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison. See discussion in Note 2, “Acquisitions” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of intangible assets follows:

		June 30, 2020			December 31, 2019
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.6	$135.7	$56.6	$79.1	$134.2	$56.8	$77.4
Customer relationships and backlog	18.5	650.3	255.9	394.4	603.1	241.3	361.8
Drawings	40.0	11.1	10.6	0.5	11.1	10.5	0.6
Other	11.7	141.2	80.8	60.4	141.6	76.3	65.3
Total	18.0	$938.3	$403.9	$534.4	$890.0	$384.9	$505.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2020	$22.5
2021	42.2
2022	41.8
2023	41.6
2024 and after	316.6

Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2020	December 31, 2019
Employee related expenses	$98.5	$120.6
Warranty	10.0	11.0
Current lease liabilities	22.8	24.0
Contract liabilities	77.9	88.4
Other	130.4	134.2
Total	$339.6	$378.2

We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
A summary of warranty liabilities is as follows:

(in millions)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$11.0	$18.2
Expense	5.2	8.9
Changes due to acquisitions	0.3	—
Payments / deductions	(6.5)	(16.0)
Currency translation	—	(0.1)
Balance at end of period	$10.0	$11.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2020, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2020	2019	2020	2019	2019
Beginning claims	29,162	28,498	29,056	29,089	29,089
New claims	577	769	1,258	1,444	2,848
Settlements	(264)	(178)	(429)	(586)	(983)
Dismissals	(548)	(238)	(958)	(1,096)	(1,898)
Ending claims	28,927	28,851	28,927	28,851	29,056

Of the 28,927 pending claims as of June 30, 2020, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 300 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
Such judgment amounts were not included in our incurred costs until all available appeals were exhausted and the final payment amount was determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the six months ended June 30, 2020 and 2019 totaled $23.9 million and $40.3 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six months ended June 30, 2020 and 2019 totaled $19.2 million and $17.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2020	2019	2020	2019	2019
Settlement / indemnity costs incurred (1)	$7.6	$8.6	$15.8	$30.0	$45.5
Defense costs incurred (1)	3.6	5.2	8.1	10.3	20.7
Total costs incurred	$11.2	$13.8	$23.9	$40.3	$66.2

Settlement / indemnity payments	$5.9	$6.8	$16.9	$15.6	$38.9
Defense payments	4.2	6.2	8.5	10.2	21.4
Insurance receipts	(2.7)	(4.8)	(6.2)	(7.9)	(18.8)
Pre-tax cash payments	$7.4	$8.2	$19.2	$17.9	$41.5

(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2020, we have resolved (by settlement or dismissal) approximately 140,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $660 million, for an average settlement cost per resolved claim of approximately $4,700. The average settlement cost per claim resolved during the years ended December 31, 2019, 2018 and 2017 was $15,800, $11,300, and $7,800, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements.”
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
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $686 million as of June 30, 2020. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2019 and June 30, 2020 is $65 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have made our best estimate of the costs through 2059. Through June 30, 2020, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended June 30, 2020.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $92 million as of June 30, 2020.
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

Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2020 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $42.1 million as of June 30, 2020, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of June 30, 2020 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2020, we recorded a receivable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of $8.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
We have been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. A predecessor of us formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued.
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

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2020	December 31, 2019

Commercial paper	$241.4	$149.4
364-Day Credit Agreement	343.9	—
Total short-term borrowings	$585.3	$149.4

4.45% notes due December 2023	$299.0	$298.9
6.55% notes due November 2036	198.4	198.3
4.20% notes due March 2048	346.1	346.1
Other deferred financing costs associated with credit facilities	(1.0)	(1.3)
Total long-term debt	$842.5	$842.0
Debt discounts and debt issuance costs totaled $6.5 million and $6.7 million as of each of June 30, 2020 and December 31, 2019, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

As of June 30, 2020 and December 31, 2019, there were $241.4 million and $149.4 million, respectively, of outstanding borrowings under the commercial paper program. We issued $100 million in January 2020 and $150 million in December 2019 of commercial paper to fund the acquisitions of I&S and Cummins-Allison, respectively. See discussion in Note 2, “Acquisitions” for further details. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million.
We also have a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. In the second quarter of 2020, we repaid the outstanding amounts related to borrowings of $67 million used to fund the I&S acquisition in January 2020. See discussion in Note 2, “Acquisitions” for further details. As of June 30, 2020 and December 31, 2019, there were no outstanding borrowings.
On April 16, 2020, we entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars (the “Dollar Term Loans”) in an aggregate principal amount equal to $300 million, and term loans denominated in euros (the “Euro Term Loans”) in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Interest on the Dollar Term Loans accrues at a rate per annum equal to (a) a base rate (determined in a customary manner), plus a margin dependent upon ratings of our senior unsecured long-term debt (the “Index Debt Rating”) or (2) an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin dependent upon the Index Debt Rating. Interest on the Euro Term Loans accrues at an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin. The 364-Day Credit Agreement contains customary affirmative and negative covenants and customary events of default and acceleration for credit facilities of this type. As of June 30, 2020, there was $343.9 million outstanding under the 364-Day Credit Agreement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $42.5 million and $56.6 million as of June 30, 2020 and December 31, 2019, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were less than $0.1 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.1 million and less than $0.1 million as of June 30, 2020 and December 31, 2019, respectively.
The available-for-sale securities, which are included in “Other assets” on our Condensed Consolidated Balance Sheets, consist of two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. Available-for-sale securities are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.3 million and $1.4 million as of June 30, 2020 and December 31, 2019, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt is measured using Level 2 inputs was $919.3 million and $922.3 million as of June 30, 2020 and December 31, 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Restructuring
Overview
2020 Repositioning - In the second quarter of 2020, we initiated actions to reduce our global workforce in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,000 employees, or 9% of our global workforce.
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations within our Fluid Handling segment. These actions included workforce reductions of approximately 180 employees, or less than 1% of our global workforce.
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe.
Acquisition-Related Restructuring - In the third quarter of 2018, we initiated actions within our Payment & Merchandising Technologies segment related to the closure of Crane Currency’s printing operations in Sweden, which were transitioned to a new print facility in Malta. These actions included workforce reductions of approximately 170 employees, or less than 2% of our global workforce. There is no remaining liability associated with these actions as of December 31, 2019, and we do not expect to incur additional restructuring charges.
Restructuring Charges, Net
During the three- and six-month periods ended June 30, 2020, we recorded pre-tax charges primarily related to new restructuring actions (“2020 Repositioning”) as described above. These charges are reflected in the Condensed Consolidated Statements of Operations as “Restructuring charges, net.”
Restructuring charges, net by segment are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Fluid Handling [1]	$4.7	$0.2	$4.7	$0.8
Payment & Merchandising Technologies [2]	13.8	1.4	12.6	3.8
Aerospace & Electronics [3]	4.7	—	4.7	(0.1)
Engineered Materials	0.6	—	0.6	—
Total restructuring charges, net [4]	$23.8	$1.6	$22.6	$4.5
1 We also recorded related costs of $0.5 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $3.9 million for the six months ended June 30, 2020 and 2019, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.
2 We also recorded related costs of $0.8 million for the three months ended June 30, 2020 and 2019, and $0.7 million and $1.0 million for the six months ended June 30, 2020 and 2019, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.
3 We also recorded related costs of $1.7 million and $2.1 million for the three and six months ended June 30, 2019, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.
4 We also recorded related costs of $1.3 million and $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and $2.6 million and $7.2 million for the six months ended June 30, 2020 and 2019, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restructuring charges, net by program, cost type and segment for the three months ended June 30, 2020 and 2019:

	Three months ended June 30, 2020			Three months ended June 30, 2019
(in millions)	Severance	Other	Total	Severance	Other	Total
Fluid Handling	$4.7	$—	$4.7	$—	$—	$—
Payment & Merchandising Technologies	13.8	1.0	14.8	—	—	—
Aerospace & Electronics	4.7	—	4.7	—	—	—
Engineered Materials	0.6	—	0.6	—	—	—
2020 Repositioning	$23.8	$1.0	$24.8	$—	$—	$—

Fluid Handling	$—	$—	$—	$0.2	$—	$0.2
Payment & Merchandising Technologies	(1.0)	—	(1.0)	0.2	0.6	0.8
Aerospace & Electronics	—	—	—	—	—	—
2017 Repositioning	$(1.0)	$—	$(1.0)	$0.4	$0.6	$1.0

Payment & Merchandising Technologies	$—	$—	$—	$0.2	$0.4	$0.6
Acquisition-Related Restructuring	$—	$—	$—	$0.2	$0.4	$0.6

Total	$22.8	$1.0	$23.8	$0.6	$1.0	$1.6

The following table summarizes our restructuring charges, net by program, cost type and segment for the six months ended June 30, 2020 and 2019:

	Six months ended June 30, 2020			Six months ended June 30, 2019
(in millions)	Severance	Other	Total	Severance	Other	Total
Fluid Handling	$4.7	$—	$4.7	$—	$—	$—
Payment & Merchandising Technologies	13.8	1.0	14.8	—	—	—
Aerospace & Electronics	4.7	—	4.7	—	—	—
Engineered Materials	0.6	—	0.6	—	—	—
2020 Repositioning	$23.8	$1.0	$24.8	$—	$—	$—

Fluid Handling	$—	$—	$—	$0.8	$—	$0.8
Payment & Merchandising Technologies [1]	(1.0)	(1.5)	(2.5)	0.2	0.8	1.0
Aerospace & Electronics	—	—	—	—	(0.1)	(0.1)
2017 Repositioning	$(1.0)	$(1.5)	$(2.5)	$1.0	$0.7	$1.7

Payment & Merchandising Technologies	$—	$—	$—	$0.4	$2.4	$2.8
Acquisition-Related Restructuring	$—	$—	$—	$0.4	$2.4	$2.8

Payment & Merchandising Technologies	$0.3	$—	$0.3	$—	$—	$—
Other Restructuring	$0.3	$—	$0.3	$—	$—	$—

Total	$23.1	$(0.5)	$22.6	$1.4	$3.1	$4.5
1 We recorded a pre-tax gain of $1.5 million related to the sale of a facility in the first six months of 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cumulative restructuring costs incurred through June 30, 2020 and the remaining facility consolidation costs expected to complete these actions as of June 30, 2020:

	Cumulative Restructuring Costs			Remaining Costs
(in millions)	Severance	Other	Total	2020	2021	Total
Fluid Handling	$4.7	$—	$4.7	$—	$—	$—
Payment & Merchandising Technologies	13.8	1.0	14.8	—	—	—
Aerospace & Electronics	4.7	—	4.7	—	—	—
Engineered Materials	0.6	—	0.6	—	—	—
2020 Repositioning	$23.8	$1.0	$24.8	$—	$—	$—

Fluid Handling	$9.9	$—	$9.9	$4.5	$4.2	$8.7
2019 Repositioning	$9.9	$—	$9.9	$4.5	$4.2	$8.7

Fluid Handling	$17.3	$—	$17.3	$0.8	$—	$0.8
Payment & Merchandising Technologies	11.6	0.7	12.3	—	—	—
Aerospace & Electronics	1.3	(1.4)	(0.1)	—	—	—
2017 Repositioning	$30.2	$(0.7)	$29.5	$0.8	$—	$0.8

Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2020 Repositioning	2019 Repositioning	2017 Repositioning	Other Restructuring	Total
Severance:
Balance at December 31, 2019	$—	$9.9	$12.5	$—	$22.4
Expense (Gain)[1]	23.8	—	(1.0)	0.3	23.1
Utilization	(13.1)	(0.1)	(1.6)	(0.3)	(15.1)
Balance at June 30, 2020[2]	$10.7	$9.8	$9.9	$—	$30.4

Other Restructuring Costs:
Balance at December 31, 2019	$—	$—	$0.2	$—	$0.2
Expense (Gain)[1]	1.0	—	(1.5)	—	(0.5)
Utilization	(1.0)	—	1.3	—	0.3
Balance at June 30, 2020[2]	$—	$—	$—	$—	$—
1 Reflected in the Condensed Consolidated Statements of Operations as “Restructuring charges, net”
2 Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK
In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. Significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic. While all our facilities are operating as essential businesses, some of our facilities have reduced operating levels and shifts, and further reductions may occur as the impacts from COVID-19 and related responses continue to develop.
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
Given the dynamic nature of these circumstances, while we expect a significant unfavorable impact, the full extent of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance is very difficult to forecast. For 2020, we expect sales to decline significantly driven by the economic impacts of the COVID-19 pandemic, partially offset by benefits from the I&S and Cummins-Allison acquisitions. At this time, we expect sales to be $2.8 billion to $3.0 billion, reflecting a core sales decline of 17% to 22%. While operating profit in 2020 will benefit from the absence of the 2019 asbestos and environmental provisions which totaled $247.9 million, as well as benefits from incremental cost reduction actions of approximately $100 million, it will be substantially offset by the impact from lower sales volumes related to COVID-19.
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
Payment & Merchandising Technologies
In 2020, we expect Payment & Merchandising Technologies sales to decline modestly compared to 2019, driven by lower demand for Payment and Vending equipment related to the COVID-19 pandemic, largely offset by benefits from the Cummins-Allison acquisition and sales growth at Crane Currency.
In 2020, we expect both Crane Payment Innovations and Crane Merchandising Systems core sales will decline significantly compared to 2019 due to COVID-19 related factors. At Crane Currency, we expect core sales to increase compared to 2019 driven primarily by growth in sales to international customers.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2020 versus the second quarter 2019, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales	$677.9	$841.6	$(163.7)	(19.5)%
Operating profit	30.5	122.8	(92.3)	(75.2)%
Acquisition-related and integration charges *	2.3	2.4	(0.1)	(4.2)%
Restructuring and related charges, net *	25.1	6.4	18.7	292.2%
Operating margin	4.5%	14.6%
Other income (expense):
Interest income	0.3	0.7	(0.4)	(57.1)%
Interest expense	(14.4)	(11.4)	(3.0)	(26.3)%
Miscellaneous income, net	2.5	6.4	(3.9)	(60.9)%
	(11.6)	(4.3)	(7.3)	(169.8)%
Income before income taxes	18.9	118.5	(99.6)	(84.1)%
Provision for income taxes	4.1	27.5	(23.4)	(85.1)%
Net income before allocation to noncontrolling interests	14.8	91.0	(76.2)	(83.7)%
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	—	—%
Net income attributable to common shareholders	$14.8	$91.0	$(76.2)	(83.7)%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.

Sales decreased by $163.7 million, or 19.5%, to $677.9 million in 2020. Net sales related to operations outside the United States were 36.8% and 35.4% of total net sales for the quarters ended June 30, 2020 and 2019, respectively. The year-over-year change in sales included:

•	a decrease in core sales of $203.2 million, or 24.1%, driven by lower demand related to COVID-19;

•	unfavorable foreign currency translation of $7.5 million, or 1.0%; and

•	an increase in sales related to a benefit from acquisitions of $47.0 million, or 5.6%.
Operating profit decreased by $92.3 million, or 75.2%, to $30.5 million in 2020. The decrease in operating profit reflected lower operating profit across all segments. Operating profit in the second quarter of 2020 included restructuring and related charges of $25.1 million, primarily relating to workforce reductions initiated in response to COVID-19 and integration actions related to the Cummins-Allison acquisition.  We expect recurring annualized pre-tax savings to approximate $80 million from these actions. Please refer to Part I, Note 14, “Restructuring” in the Notes to Consolidated Financial Statements for further discussion. We also recorded acquisition-related and integration charges of $2.3 million related to the Cummins-Allison and I&S acquisitions in the second quarter of 2020. Operating profit in the second quarter of 2019 included restructuring and related charges of $6.4 million and acquisition-related and integration charges of $2.4 million.
Other income (expense) increased $7.3 million, or 169.8%, primarily reflecting higher interest expense and the absence of unrealized gains recognized in 2019 on marketable securities of $3.1 million.
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
Our tax rate for the three months ended June 30, 2020 is lower than the prior year’s comparable period primarily due to the settlement of income tax audits, partially offset by a lower foreign tax credit utilization.
Our tax rate for the three months ended June 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2020	2019
Net income before allocation to noncontrolling interests	$14.8	$91.0
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	17.2	4.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.6	1.9
Other comprehensive income (loss), net of tax	20.8	6.6
Comprehensive income before allocation to noncontrolling interests	35.6	97.6
Less: Noncontrolling interests in comprehensive income	0.2	—
Comprehensive income attributable to common shareholders	$35.4	$97.6
For the three months ended June 30, 2020, comprehensive income before allocations to noncontrolling interests was $35.6 million compared to $97.6 million in the same period of 2019. The $62.0 million decrease was driven by lower net income before allocation to noncontrolling interests of $76.2 million, partially offset by a $12.5 million year over year favorable impact of foreign currency translation adjustments, primarily related to the British pound.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended June 30

Fluid Handling

	Second Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Process Valves and Related Products	$160.8	$182.4	$(21.6)	(11.8)%
Commercial Valves	58.3	83.6	(25.3)	(30.3)%
Pumps and Systems	20.2	24.6	(4.4)	(17.9)%
Total net sales	$239.3	$290.6	$(51.3)	(17.7)%
Operating profit	$20.2	$37.3	$(17.1)	(45.8)%
Acquisition-related and integration charges *	$1.3	$—	$1.3	NM
Restructuring and related charges *	$5.2	$2.5	$2.7	108.0%
Operating margin	8.4%	12.8%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $51.3 million, or 17.7%, to $239.3 million in 2020, driven by lower core sales of $61.9 million, or 21.4%, and unfavorable foreign currency translation of $4.5 million, or 1.5%, partially offset by a benefit from an acquisition of $15.1 million, or 5.2%.

•
Sales of Process Valves and Related Products decreased by $21.6 million, or 11.8%, to $160.8 million in 2020. The decrease reflected lower core sales of $34.4 million, or 18.8%, and unfavorable foreign currency translation of $2.3 million, or 1.3%, primarily due to the euro weakening against the U.S. dollar, partially offset by a benefit from the acquisition of I&S of $15.1 million, or 8.3%. The core sales decline primarily reflected a broad-based decline in demand related to impacts from COVID-19, including sharply lower oil and gas prices.

•
Sales of Commercial Valves decreased by $25.3 million, or 30.3%, to $58.3 million in 2020, primarily driven by a core sales decrease of $23.1 million, or 27.7%, and unfavorable foreign currency translation of $2.2 million, or 2.6%, as the Canadian dollar and British pound weakened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related to COVID-19 across all geographies.

•	Sales of Pumps & Systems decreased by $4.4 million, or 17.9%, to $20.2 million in 2020. The decrease primarily reflected a broad-based decline across end markets related to COVID-19.
Fluid Handling operating profit decreased by $17.1 million, or 45.8%, to $20.2 million in 2020. The decrease primarily reflected lower volumes, partially offset by productivity.
The Fluid Handling segment backlog was $298.6 million as of June 30, 2020, compared with $267.0 million as of December 31, 2019 and $274.9 million as of June 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$113.5	$154.0	$(40.5)	(26.3)%
Banknotes and Security Products	106.7	88.5	18.2	20.6%
Merchandising Equipment	27.4	48.5	(21.1)	(43.5)%
Total net sales	247.6	$291.0	(43.4)	(14.9)%
Operating profit	$2.0	$46.5	$(44.5)	(95.7)%
Acquisition-related and integration charges *	$1.0	$0.4	$0.6	150.0%
Restructuring and related charges, net *	$14.6	$2.2	$12.4	563.6%
Operating margin	0.8%	16.0%
* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $43.4 million, or 14.9%, to $247.6 million in 2020, reflecting lower core sales of $72.3 million, or 24.8%, and unfavorable foreign currency translation of $2.9 million, or 1.0%, partially offset by a benefit from an acquisition, of $31.8 million, or 10.9%.

•
Sales of Payment Acceptance and Dispensing Products decreased $40.5 million, or 26.3%, to $113.5 million in 2020. The decrease reflected lower core sales of $71.6 million, or 46.4%, and unfavorable foreign currency translation of $0.7 million, or 0.5%. The core sales decrease reflected lower sales to all vertical markets driven largely by COVID-19 related demand impacts. The decreases were partially offset by the benefit of the December 2019 acquisition of Cummins-Allison of $31.8 million, or 20.6%.

•
Sales of Banknotes and Security Products increased $18.2 million, or 20.6%, to $106.7 million. The increase reflected higher core sales of $20.2 million, or 22.9%, partially offset by unfavorable foreign currency translation of $2.0 million, or 2.3%, as the euro weakened against the U.S. dollar. The core sales increase primarily reflected higher sales to international customers.

•	Sales of Merchandising Equipment decreased $21.1 million, or 43.5%, to $27.4 million in 2020, reflecting lower sales related to demand impacts from COVID-19.
Payment & Merchandising Technologies operating profit decreased by $44.5 million, or 95.7%, to $2.0 million in 2020. The decrease was driven primarily by lower volumes, and to a lesser extent, unfavorable mix and higher restructuring costs, partially offset by productivity.
The Payment & Merchandising Technologies segment backlog was $285.5 million as of June 30, 2020, compared with $311.4 million as of December 31, 2019 and $286.8 million as of June 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Commercial Original Equipment	$51.9	$91.3	$(39.4)	(43.2)%
Military Original Equipment	65.5	55.4	10.1	18.2%
Commercial Aftermarket Products	20.3	41.4	(21.1)	(51.0)%
Military Aftermarket Products	19.7	16.4	3.3	20.1%
Total net sales	$157.4	$204.5	$(47.1)	(23.0)%
Operating profit	$19.5	$49.4	$(29.9)	(60.5)%
Restructuring and related charges*	$4.7	$1.7	$3.0	176.5%
Operating margin	12.4%	24.2%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $47.1 million, or 23.0%, to $157.4 million in 2020.

•	Sales of Commercial Original Equipment decreased by $39.4 million, or 43.2%, to $51.9 million in 2020, primarily reflecting lower aircraft build rates as a result of COVID-19.

•	Sales of Military Original Equipment increased by $10.1 million, or 18.2%, to $65.5 million in 2020, reflecting broad-based military demand strength across solutions.

•
Sales of Commercial Aftermarket Products decreased by $21.1 million, or 51.0%, to $20.3 million in 2020, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.

•	Sales of Military Aftermarket Products increased by $3.3 million, or 20.1%, to $19.7 million in 2020, primarily reflecting higher demand for military spares.
Aerospace & Electronics operating profit decreased by $29.9 million, or 60.5%, to $19.5 million in 2020, primarily as a result of lower volumes, partially offset by productivity.
The Aerospace & Electronics segment backlog was $505.7 million as of June 30, 2020, compared with $567.4 million as of December 31, 2019 and $502.8 million as of June 30, 2019.
Engineered Materials

	Second Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
FRP- Recreational Vehicles	$9.7	$22.2	$(12.5)	(56.3)%
FRP- Building Products	19.4	24.0	(4.6)	(19.2)%
FRP- Transportation	4.5	9.3	(4.8)	(51.6)%
Total net sales	$33.6	$55.5	$(21.9)	(39.5)%
Operating profit	$1.8	$7.5	$(5.7)	(76.0)%
Restructuring and related charges*	$0.6	$—	$0.6	NM
Operating margin	5.4%	13.5%
* Restructuring and related charges are included in operating profit and operating margin.
Engineered Materials sales decreased by $21.9 million, or 39.5%, to $33.6 million in 2020, primarily resulting from lower sales to recreational vehicle, transportation and building products customers primarily reflecting COVID-19 related factors. Engineered Materials operating profit decreased by $5.7 million, or 76.0%, to $1.8 million in 2020, primarily reflecting the impact from lower sales volumes.
The Engineered Materials segment backlog was $10.1 million as of June 30, 2020, compared with $9.4 million as of December 31, 2019 and $11.5 million as of June 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2020 versus the first six months of 2019, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales	$1,475.7	$1,673.3	$(197.6)	(11.8)%
Operating profit	119.1	236.5	(117.4)	(49.6)%
Acquisition-related and integration charges *	7.5	3.5	4.0	114.3%
Restructuring and related charges, net *	25.2	11.7	13.5	115.4%
Operating margin	8.1%	14.1%
Other income (expense):
Interest income	0.7	1.3	(0.6)	(46.2)%
Interest expense	(26.9)	(23.3)	(3.6)	(15.5)%
Miscellaneous income, net	6.3	8.4	(2.1)	(25.0)%
	(19.9)	(13.6)	(6.3)	(46.3)%
Income before income taxes	99.2	222.9	(123.7)	(55.5)%
Provision for income taxes	21.6	49.4	(27.8)	(56.3)%
Net income before allocation to noncontrolling interests	77.6	173.5	(95.9)	(55.3)%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	(0.1)	NM
Net income attributable to common shareholders	$77.6	$173.4	$(95.8)	(55.2)%
* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Sales decreased by $197.6 million, or 11.8%, to $1,475.7 million in 2020. Net sales related to operations outside the United States were 36.3% and 35.2% of total net sales for the six months ended June 30, 2020 and 2019, respectively. The year-over-year change in sales included:

•	a decrease in core sales of $283.5 million, or 16.9%, primarily due to lower demand related to COVID-19;

•	unfavorable foreign currency translation of $14.6 million, or 0.9%; and

•	an increase in sales related to a benefit from acquisitions of $100.5 million, or 6.0%.
Operating profit decreased by $117.4 million, or 49.6%, to $119.1 million in 2020. The decrease in operating profit primarily reflected the lower operating profit in each of our segments. Operating profit in the first six months of 2020 included restructuring and related charges, net of $25.2 million and acquisition-related and integration charges of $7.5 million. Operating profit in the first six months of 2019 included restructuring and related charges of $11.7 million and acquisition-related and integration charges of $3.5 million.
Other income (expense) decreased $6.3 million, or 46.3% primarily reflecting higher interest expense and the absence of $3.1 million of unrealized gains recognized in 2019 on marketable securities.
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
Our tax rate for the six months ended June 30, 2020 is lower than the prior year’s comparable period primarily due to the settlement of income tax audits, partially offset by a lower foreign tax credit utilization.
Our tax rate for the six months ended June 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by excess share-based compensation benefits and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2020	2019
Net income before allocation to noncontrolling interests	$77.6	$173.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(28.0)	3.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	7.1	4.8
Other comprehensive income (loss), net of tax	(20.9)	8.7
Comprehensive income before allocation to noncontrolling interests	56.7	182.2
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$56.8	$182.3
For the six months ended June 30, 2020, comprehensive income before allocations to noncontrolling interests was $56.7 million compared to $182.2 million in the same period of 2019. The $125.5 million decrease was primarily driven by lower net income before allocation to noncontrolling interests of $95.9 million and a $31.9 million unfavorable impact of foreign currency translation adjustments primarily related to the British pound and Canadian dollar.
.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Six Month Periods Ended June 30

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Process Valves and Related Products	$317.9	$350.4	$(32.5)	(9.3)%
Commercial Valves	134.1	164.4	(30.3)	(18.4)%
Pumps and Systems	43.9	49.5	(5.6)	(11.3)%
Total net sales	$495.9	$564.3	$(68.4)	(12.1)%
Operating profit	$48.2	$71.4	$(23.2)	(32.5)%
Acquisition-related and integration charges *	$3.2	$—	$3.2	NM
Restructuring and related charges *	$6.6	$4.7	$1.9	40.4%
Operating margin	9.7%	12.7%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $68.4 million, or 12.1%, to $495.9 million, driven by lower core sales of $85.5 million, or 15.2%, and unfavorable foreign currency translation of $7.5 million, or 1.3%, partially offset by a benefit from an acquisition of $24.6 million, or 4.4%.

•
Sales of Process Valves and Related Products decreased by $32.5 million, or 9.3%, to $317.9 million in 2020. The decrease reflected lower core sales of $52.7 million, or 15.0%, and unfavorable foreign currency translation of $4.4 million, or 1.3%, primarily due to the euro weakening against the U.S. dollar, partially offset by a benefit from the acquisition of I&S of $24.6 million, or 7.0%. The core sales decline reflected a broad-based decline in demand related largely to impacts from COVID-19, including sharply lower oil and gas prices, and to a lesser extent, the impact of supply chain disruptions related to COVID-19.

•
Sales of Commercial Valves decreased by $30.3 million, or 18.4%, to $134.1 million in 2020, primarily driven by a core sales decrease of $27.1 million, or 16.6%, and unfavorable foreign currency translation of $3.1 million, or 1.9%, as the Canadian dollar and British pound weakened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related to COVID-19 across all geographies.

•	Sales of Pumps and Systems decreased by $5.6 million, or 11.3%, to $43.9 million in 2020. The decrease primarily reflected lower sales to military customers.
Fluid Handling operating profit decreased by $23.2 million, or 32.5%, to $48.2 million in 2020. The decrease primarily reflected lower volumes, partially offset by productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$280.2	$312.7	$(32.5)	(10.4)%
Banknotes and Security Products	200.8	187.1	13.7	7.3%
Merchandising Equipment	63.9	95.0	(31.1)	(32.7)%
Total net sales	$544.9	$594.8	$(49.9)	(8.4)%
Operating profit	$28.4	$89.7	$(61.3)	(68.3)%
Acquisition-related and integration charges *	$4.1	$1.5	$2.6	173.3%
Restructuring and related charges, net *	$13.3	$4.8	$8.5	177.1%
Operating margin	5.2%	15.1%
* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $49.9 million, or 8.4%, to $544.9 million in 2020, reflecting lower core sales of $119.0 million, or 20.0%, and unfavorable foreign currency translation of $6.9 million, or 1.2%, partially offset by a benefit from an acquisition, of $76.0 million, or 12.8%.

•
Sales of Payment Acceptance and Dispensing Products decreased $32.5 million, or 10.4%, to $280.2 million in 2020. The decrease reflected lower core sales of $107.0 million, or 34.2%, and unfavorable foreign currency translation of $1.5 million, or 0.5%, as the British pound weakened against the U.S. dollar, partially offset by a benefit from the December 2019 acquisition of Cummins-Allison of $76.0 million, or 24.3%. The core sales decrease reflected lower sales to all vertical markets driven largely by COVID-19 related demand impacts.

•
Sales of Banknotes and Security Products increased $13.7 million, or 7.3%, to $200.8 million. The increase reflected higher core sales of $18.8 million, or 10.0%, and unfavorable foreign currency translation of $5.1 million, or 7.3%, as the euro weakened against the U.S. dollar. The core sales increase primarily reflected higher sales to international customers, partially offset by lower sales to the U.S. Government.

•	Sales of Merchandising Equipment decreased $31.1 million, or 32.7%, to $63.9 million in 2020, reflecting lower sales largely related to demand impacts of COVID-19.
Payment & Merchandising Technologies operating profit decreased by $61.3 million, or 68.3%, to $28.4 million in 2020.The decrease was driven primarily by lower volumes and, to a lesser extent, unfavorable mix, partially offset by strong productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Commercial Original Equipment	$132.5	$181.7	$(49.2)	(27.1)%
Military Original Equipment	125.9	106.9	19.0	17.8%
Commercial Aftermarket	54.2	79.6	(25.4)	(31.9)%
Military Aftermarket	37.7	30.9	6.8	22.0%
Total net sales	$350.3	$399.1	$(48.8)	(12.2)%
Operating profit	$63.3	$94.2	$(30.9)	(32.8)%
Restructuring and related charges*	$4.7	$2.2	$2.5	113.6%
Operating margin	18.1%	23.6%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $48.8 million, or 12.2%, to $350.3 million in 2020.

•
Sales of Commercial Original Equipment decreased by $49.2 million, or 27.1%, to $132.5 million in 2020, primarily reflecting lower aircraft build rates as a result of COVID-19, and to a lesser extent, the impact of Boeing’s 737 MAX production pause.

•	Sales of Military Original Equipment increased by $19.0 million, or 17.8%, to $125.9 million in 2020, primarily reflecting higher sales of power products.

•
Sales of Commercial Aftermarket products decreased by $25.4 million, or 31.9%, to $54.2 million in 2020, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.

•	Sales of Military Aftermarket increased by $6.8 million, or 22.0%, to $37.7 million in 2020, primarily reflecting higher sales of military spares.
Aerospace & Electronics operating profit decreased by $30.9 million, or 32.8%, to $63.3 million in 2020, primarily as a result of lower volumes.
Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
FRP- Recreational Vehicles	$28.5	$48.7	$(20.2)	(41.5)%
FRP- Building Products	44.3	47.7	(3.4)	(7.1)%
FRP- Transportation	11.8	18.7	(6.9)	(36.9)%
Total net sales	$84.6	$115.1	$(30.5)	(26.5)%
Operating profit	$8.7	$16.9	$(8.2)	(48.5)%
Restructuring and related charges*	$0.6	$—	$0.6	NM
Operating margin	10.3%	14.7%
* Restructuring and related charges are included in operating profit and operating margin.
Engineered Materials sales decreased by $30.5 million, or 26.5%, to $84.6 million in 2020 primarily resulting from lower sales to recreational vehicle, transportation and building products customers primarily reflecting COVID-19 related factors. Engineered Materials operating profit decreased by $8.2 million, or 48.5%, to $8.7 million in 2020, primarily reflecting lower sales volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2020	2019
Net cash provided by (used for):
Operating activities	$76.6	$52.5
Investing activities	(183.1)	(44.2)
Financing activities	314.9	(45.3)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(10.2)	0.6
Increase (decrease) in cash and cash equivalents	$198.2	$(36.4)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
On April 16, 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars in an aggregate principal amount equal to $300 million, and term loans denominated in euros in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Our current cash balance, together with cash we expect to generate from future operations (inclusive of actions we are taking to reduce costs and spending across our organization in response to the COVID-19 pandemic) along with our commercial paper program or borrowings available under our revolving credit facility and 364-Day Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets.
Operating Activities
Cash provided by operating activities was $76.6 million in the first six months of 2020, compared to $52.5 million during the same period last year.  The increase in cash provided by operating activities was primarily driven by lower working capital requirements due to lower sales, partially offset by lower net income. Net asbestos-related payments in the first six months of 2020 and 2019 were $19.2 million and $17.9 million, respectively. In 2020, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million. We have chosen to defer contributions to our U.S. pension plans of $18.2 million until January 1, 2021 as permitted by the Coronavirus Aid, Relief, and Economic Security (CARES) Act, which was signed into law on March 27, 2020.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $183.1 million in the first six months of 2020, compared to $44.2 million in the comparable period of 2019. The increase in cash used for investing activities was driven by cash paid for the acquisition of I&S of $172.3 million, partially offset by lower capital expenditures compared to the same period last year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. As it relates to COVID-19, we are deferring certain capital expenditures and expect to spend $45 million in 2020 from the previously disclosed projected amount of approximately $75 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $314.9 million during the first six months of 2020, compared to cash used for financing activities of $45.3 million in the comparable period of 2019. The increase in cash provided by financing activities was driven by $92.0 million of net proceeds received from the issuance of commercial paper and $343.9 million of borrowings under the 364-day credit facility, partially offset by $70.0 million of cash used for the repurchase of shares in the first quarter of 2020.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2020, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Our financial condition and results of operations are expected to continue to be adversely affected by the recent coronavirus pandemic.

The novel strain of the coronavirus (“COVID-19”) pandemic is expected to continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. It is very difficult to predict the extent to which the pandemic and related impacts will have on our business operations, financial performance, results of operations, and financial position.

We believe our operations and financial performance will be negatively impacted by the COVID-19 pandemic which has and will continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices such as oil and gas, and the pace of recovery when the COVID-19 pandemic subsides.

We continue to expect lower demand and volume for products and services, customer requests for payment deferrals and other contract modifications including price concessions, supply chain disruptions, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic. We expect that the longer the period of economic and global supply chain and disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations.

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

Item 3. Defaults Upon Senior Securities
Not applicable.

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

CRANE CO.
REGISTRANT

Date
July 29, 2020	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
July 29, 2020		Richard A. Maue
Senior Vice President and Chief Financial Officer