Form 10-Q
period 2020-09-30
CRANE CO /DE/
filed 2020-10-28
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of September 30, 2020
Common stock, $1.00 Par Value – 58,108,046 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN MILLIONS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$734.8	$772.3	$2,210.5	$2,445.6
Operating costs and expenses:
Cost of sales	478.5	494.4	1,441.1	1,557.4
Selling, general and administrative	168.7	166.8	532.5	532.6
Acquisition-related and integration charges	2.7	0.2	10.3	3.7
Restructuring charges, net	—	1.6	22.6	6.1
Operating profit	84.9	109.3	204.0	345.8
Other income (expense):
Interest income	0.6	0.6	1.3	1.9
Interest expense	(14.4)	(11.7)	(41.3)	(35.0)
Miscellaneous income (expense), net	4.3	(4.5)	10.6	3.9
	(9.5)	(15.6)	(29.4)	(29.2)
Income before income taxes	75.4	93.7	174.6	316.6
Provision for income taxes	18.8	21.1	40.4	70.5
Net income before allocation to noncontrolling interests	56.6	72.6	134.2	246.1
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	—	0.2
Net income attributable to common shareholders	$56.6	$72.5	$134.2	$245.9
Earnings per share:
Basic	$0.97	$1.21	$2.30	$4.11
Diluted	$0.97	$1.19	$2.28	$4.05
Average shares outstanding:
Basic	58.1	60.0	58.4	59.9
Diluted	58.5	60.8	58.9	60.8

Dividends per share	$0.43	$0.39	$1.29	$1.17

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income before allocation to noncontrolling interests	$56.6	$72.6	$134.2	$246.1
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	41.0	(33.7)	13.2	(29.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.4	3.0	10.4	7.8
Other comprehensive income (loss), net of tax	44.4	(30.7)	23.6	(22.0)
Comprehensive income before allocation to noncontrolling interests	101.0	41.9	157.8	224.1
Less: Noncontrolling interests in comprehensive income	0.1	—	—	(0.1)
Comprehensive income attributable to common shareholders	$100.9	$41.9	$157.8	$224.2
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)
(UNAUDITED)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$544.6	$393.9
Accounts receivable, net	439.5	555.1
Current insurance receivable - asbestos	14.1	14.1
Inventories, net:
Finished goods	134.1	130.6
Finished parts and subassemblies	62.2	66.1
Work in process	45.1	47.7
Raw materials	214.6	212.9
Inventories, net	456.0	457.3
Other current assets	167.9	79.5
Total current assets	1,622.1	1,499.9
Property, plant and equipment:
Cost	1,266.2	1,256.9
Less: accumulated depreciation	670.6	640.6
Property, plant and equipment, net	595.6	616.3
Long-term insurance receivable - asbestos	74.5	83.6
Long-term deferred tax assets	7.0	35.1
Other assets	207.1	211.3
Intangible assets, net	526.9	505.1
Goodwill	1,589.8	1,472.4
Total assets	$4,623.0	$4,423.7
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	September 30, 2020	December 31, 2019
Liabilities and equity
Current liabilities:
Short-term borrowings	$481.4	$149.4
Accounts payable	225.8	311.1
Current asbestos liability	65.0	65.0
Accrued liabilities	361.7	378.2
U.S. and foreign taxes on income	9.2	13.0
Total current liabilities	1,143.1	916.7
Long-term debt	842.7	842.0
Accrued pension and postretirement benefits	283.1	298.4
Long-term deferred tax liability	54.4	55.8
Long-term asbestos liability	614.2	646.6
Other liabilities	176.4	187.9
Total liabilities	3,113.9	2,947.4
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	324.5	315.6
Retained earnings	2,171.1	2,112.2
Accumulated other comprehensive loss	(460.1)	(483.7)
Treasury stock	(601.4)	(542.8)
Total shareholders’ equity	1,506.5	1,473.7
Noncontrolling interests	2.6	2.6
Total equity	1,509.1	1,476.3
Total liabilities and equity	$4,623.0	$4,423.7
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	14,318,093	13,423,934
Common shares outstanding	58,108,046	59,002,205
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income attributable to common shareholders	$134.2	$245.9
Noncontrolling interests in subsidiaries’ earnings	—	0.2
Net income before allocation to noncontrolling interests	134.2	246.1
Loss on deconsolidation of joint venture	—	1.2
Realized gain on marketable securities	—	(1.1)
Depreciation and amortization	95.3	84.2
Stock-based compensation expense	16.2	16.8
Defined benefit plans and postretirement credit	(4.5)	(0.4)
Deferred income taxes	7.5	18.8
Cash used for operating working capital	(8.2)	(157.1)
Defined benefit plans and postretirement contributions	(3.1)	(6.0)
Environmental payments, net of reimbursements	(2.9)	(6.5)
Asbestos related payments, net of insurance recoveries	(23.7)	(29.0)
Other	(2.7)	4.0
Total provided by operating activities	208.1	171.0
Investing activities:
Payment for acquisition - net of cash acquired	(169.2)	—
Purchase of marketable securities	(60.0)	(8.8)
Proceeds from sale of marketable securities	—	9.9
Proceeds from disposition of capital assets	3.9	1.3
Capital expenditures	(20.6)	(50.9)
Impact of deconsolidation of joint venture	—	(0.2)
Total used for investing activities	(245.9)	(48.7)
Financing activities:
Dividends paid	(75.4)	(70.1)
Reacquisition of shares on open market	(70.0)	—
Stock options exercised - net of shares reacquired	4.2	2.6
Debt issuance costs	(1.3)	—
Proceeds received from issuance of long-term debt	—	3.0
Repayment of long-term debt	—	(4.5)
Proceeds from issuance of commercial paper with maturities greater than 90 days	251.3	—
Repayments of commercial paper with maturities greater than 90 days	(188.6)	—
Net repayments of commercial paper with maturities of 90 days or less	(76.8)	—
Proceeds from revolving credit facility	77.2	—
Repayments from revolving credit facility	(77.2)	—
Proceeds from term loan	343.9	—
Total provided by (used for) financing activities	187.3	(69.0)
Effect of exchange rates on cash and cash equivalents	1.2	(7.9)
Increase in cash and cash equivalents	150.7	45.4
Cash and cash equivalents at beginning of period	393.9	343.4
Cash and cash equivalents at end of period	$544.6	$388.8
Detail of cash used for operating working capital:
Accounts receivable	$123.6	$(24.1)
Inventories	6.7	(48.9)
Other current assets	(18.8)	3.7
Accounts payable	(90.9)	(69.2)
Accrued liabilities	(19.7)	(38.5)
U.S. and foreign taxes on income	(9.1)	19.9
Total	$(8.2)	$(157.1)
Supplemental disclosure of cash flow information:
Interest paid	$35.2	$31.7
Income taxes paid	$42.0	$32.7
See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
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
Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the entity; and the effects of a one-percentage point change in assumed health care cost trend rates. The amended guidance requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years ending after December 15, 2020, with early adoption permitted. The amended guidance is required to be applied on a retrospective basis to all periods presented. We do not expect that the amended guidance will have a material effect on our disclosures when we adopt this standard effective December 31, 2020.
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
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new expected credit loss model and did not result in a material adjustment upon adoption. The allowance for doubtful accounts was $15.3 million and $7.2 million as of September 30, 2020 and December 31, 2019, respectively.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Cummins-Allison is a leading provider of high speed cash and coin counting and sorting machines and retail cash office solutions which are primarily used in back-office applications. Cummins-Allison also has a nationwide service network to support these hardware sales. Cummins-Allison is being integrated into the Payment & Merchandising Technologies segment. The amount allocated to goodwill reflects the expected synergies related to material costs, supply chain manufacturing productivity and research and development. Goodwill from this acquisition is not deductible for tax purposes.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Supplemental Pro Forma Data
The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2019. The unaudited pro forma consolidated net sales for the three and nine months ended September 30, 2019 would have been $821.9 million and $2,590.9 million, respectively. The unaudited pro forma consolidated net sales are provided for illustrative purposes only and are not indicative of our actual consolidated results of operations or consolidated financial position. Consolidated pro forma net income attributable to common shareholders has not been presented since the impact is not material to our financial results.
Instrumentation & Sampling Business Acquisition
On January 31, 2020, we completed the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”) for $172.3 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S' net working capital, cash, the assumption of certain debt-like items, and I&S' transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67 million from our revolving credit facility, and cash on hand. In August 2020, we received $3.1 million related to the final working capital adjustment which resulted in net cash paid of $169.2 million.

I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S is being integrated into the Fluid Handling segment. The amount allocated to goodwill reflects the expected sales synergies, manufacturing efficiency and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	11.7
Other assets	5.9
Intangible assets	52.5
Goodwill	105.5
Total assets acquired	$196.6

Total current liabilities	$8.1
Other liabilities	19.3
Total assumed liabilities	$27.4
Net assets acquired	$169.2

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

The fair values of the trademark and trade name intangible assets were determined by using an income approach, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a firm would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of I&S’ earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to our ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 13 years.
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
Supplemental Pro Forma Data
I&S’ results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for either period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended September 30, 2020 and 2019, we recorded $2.7 million and $0.2 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, we recorded $10.3 million and $3.7 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations.
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
A brief description of each of our segments are as follows:
Fluid Handling
The Fluid Handling segment is a provider of highly engineered fluid handling equipment for critical performance applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets. The acquisition of I&S is being integrated into Process Valves and Related Products business. See discussion in Note 2, “Acquisitions” for further details.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of CPI and Crane Currency.  CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, and for certain vertical markets, it also provides currency handling and processing systems, complete cash and cashless payment and merchandising solutions, equipment service solutions, and fully connected managed service solutions. Crane Currency is a supplier of banknotes and highly engineered banknote security features.
In the third quarter of 2020, we completed an internal merger to consolidate the Crane Merchandising Systems (“CMS”) business into the vending vertical within the Crane Payment Innovations (“CPI”) business. This internal merger will enable improved coordination and collaboration while delivering increasingly integrated connectivity solutions to our customers.
The acquisition of Cummins-Allison is being integrated into our CPI business. See discussion in Note 2, “Acquisitions” for further details.
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace and military aerospace and defense markets.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2020 and 2019, operating profit includes acquisition-related and integration charges and restructuring charges, net. See Note 2, “Acquisitions” for discussion of the acquisition-related costs. See Note 14, “Restructuring” for discussion of the restructuring charges, net.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Net sales
Fluid Handling	$252.3	$276.1	$748.2	$840.4
Payment & Merchandising Technologies	277.2	248.9	822.1	843.7
Aerospace & Electronics	157.0	197.2	507.3	596.3
Engineered Materials	48.3	50.1	132.9	165.2
Total	$734.8	$772.3	$2,210.5	$2,445.6
Operating profit (loss)
Fluid Handling	$25.9	$35.4	$74.1	$106.8
Payment & Merchandising Technologies	40.5	35.1	68.9	124.8
Aerospace & Electronics	24.5	47.2	87.8	141.4
Engineered Materials	9.0	5.9	17.7	22.8
Corporate	(15.0)	(14.3)	(44.5)	(50.0)
Total	84.9	109.3	204.0	345.8
Interest income	0.6	0.6	1.3	1.9
Interest expense	(14.4)	(11.7)	(41.3)	(35.0)
Miscellaneous income (expense), net	4.3	(4.5)	10.6	3.9
Income before income taxes	$75.4	$93.7	$174.6	$316.6

(in millions)	September 30, 2020	December 31, 2019
Assets
Fluid Handling	$1,131.3	$941.6
Payment & Merchandising Technologies	2,206.3	2,303.4
Aerospace & Electronics	614.5	638.1
Engineered Materials	222.4	219.6
Corporate	448.5	321.0
Total	$4,623.0	$4,423.7

(in millions)	September 30, 2020	December 31, 2019
Goodwill
Fluid Handling	$352.4	$240.9
Payment & Merchandising Technologies	863.7	857.8
Aerospace & Electronics	202.4	202.4
Engineered Materials	171.3	171.3
Total	$1,589.8	$1,472.4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Fluid Handling
Process Valves and Related Products	$153.9	$163.3	$471.7	$513.7
Commercial Valves	76.1	88.8	210.3	253.2
Pumps and Systems	22.3	24.0	66.2	73.5
Total Fluid Handling	$252.3	$276.1	$748.2	$840.4

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products [1]	$161.6	$197.0	$505.7	$604.7
Banknotes and Security Products	115.6	51.9	316.4	239.0
Total Payment & Merchandising Technologies	$277.2	$248.9	$822.1	$843.7

Aerospace & Electronics
Commercial Original Equipment	$47.5	$85.9	$180.0	$267.6
Military and Other Original Equipment	70.9	55.4	196.8	162.3
Commercial Aftermarket Products	20.2	41.8	74.4	121.4
Military Aftermarket Products	18.4	14.1	56.1	45.0
Total Aerospace & Electronics	$157.0	$197.2	$507.3	$596.3

Engineered Materials
FRP - Recreational Vehicles	$21.9	$19.7	$50.6	$68.4
FRP - Building Products	20.2	22.8	64.4	70.5
FRP - Transportation	6.2	7.6	17.9	26.3
Total Engineered Materials	$48.3	$50.1	$132.9	$165.2

Total net sales	$734.8	$772.3	$2,210.5	$2,445.6

1 As a result of an internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment (See Note 3). Prior periods have been reclassified to conform to the current period presentation.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of September 30, 2020, backlog was $1,084.1 million. We expect to recognize approximately 44.3% of our remaining performance obligations as revenue in 2020, an additional 47.7% in 2021 and the balance thereafter.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	September 30, 2020	December 31, 2019
Contract assets	$74.5	$55.8
Contract liabilities	$79.0	$88.4

We recognized revenue of $15.9 million and $72.2 million during the three- and nine-month periods ended September 30, 2020, respectively, related to contract liabilities as of December 31, 2019.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2020	2019	2020	2019
Net income attributable to common shareholders	$56.6	$72.5	$134.2	$245.9

Average basic shares outstanding	58.1	60.0	58.4	59.9
Effect of dilutive share-based awards	0.4	0.8	0.5	0.9
Average diluted shares outstanding	58.5	60.8	58.9	60.8

Earnings per basic share	$0.97	$1.21	$2.30	$4.11
Earnings per diluted share	$0.97	$1.19	$2.28	$4.05

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. For the three-month periods ended September 30, 2020 and 2019, the number of stock options excluded from the computation was 2.6 million and 1.2 million, respectively. For the nine-month periods ended September 30, 2020 and 2019, the number of stock options excluded from the computation was 2.0 million and 1.2 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended September 30, 2020 and 2019 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1
Net income	—	—	82.4	—	—	82.4	0.1	82.5
Cash dividends ($0.39 per share)	—	—	(23.4)	—	—	(23.4)	—	(23.4)
Impact from settlement of share-based awards, net of shares acquired	—	(9.8)	—	—	9.6	(0.2)		(0.2)
Stock-based compensation expense	—	5.5	—	—	—	5.5	—	5.5
Deconsolidation of a joint venture	—	—	—	—	—	—	(0.5)	(0.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.9	—	2.9	—	2.9
Currency translation adjustment	—	—	—	(0.8)	—	(0.8)	(0.1)	(0.9)
BALANCE MARCH 31, 2019	72.4	$299.2	$2,131.1	$(445.5)	$(466.6)	$1,590.6	$2.4	$1,593.0
Net income	—	—	91.0	—	—	91.0	—	91.0
Cash dividends ($0.39 per share)	—	—	(23.3)	—	—	(23.3)	—	(23.3)
Impact from settlement of share-based awards, net of shares acquired	—	(0.7)	—	—	2.2	1.5	—	1.5
Stock-based compensation expense	—	5.6	—	—	—	5.6	—	5.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	1.9	—	1.9	—	1.9
Currency translation adjustment	—	—	—	4.7	—	4.7	—	4.7
BALANCE JUNE 30, 2019	72.4	$304.1	$2,198.8	$(438.9)	$(464.4)	$1,672.0	$2.4	$1,674.4
Net income	—	—	72.5	—	—	72.5	0.1	72.6
Cash dividends ($0.39 per share)	—	—	(23.4)	—	—	(23.4)	—	(23.4)
Impact from settlement of share-based awards, net of shares acquired	—	0.3	—	—	1.1	1.4	—	1.4
Stock-based compensation expense	—	5.7	—	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.0	—	3.0	—	3.0
Currency translation adjustment	—	—	—	(33.7)	—	(33.7)	—	(33.7)
BALANCE SEPTEMBER 30, 2019	72.4	$310.1	$2,247.9	$(469.6)	$(463.3)	$1,697.5	$2.5	$1,700.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	62.8	—	—	62.8	—	62.8
Cash dividends ($0.43 per share)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Impact from settlement of share-based awards, net of shares acquired	—	(6.0)	—	—	6.0	—	—	—
Stock-based compensation expense	—	5.8	—	—	—	5.8	—	5.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(45.2)	—	(45.2)	(0.3)	(45.5)
BALANCE MARCH 31, 2020	72.4	$315.4	$2,149.5	$(525.3)	$(606.8)	$1,405.2	$2.3	$1,407.5
Net income	—	—	14.8	—	—	14.8	—	14.8
Cash dividends ($0.43 per share)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Impact from settlement of share-based awards, net of shares acquired	—	(1.4)	—	—	1.9	0.5		0.5
Stock-based compensation expense	—	4.7	—	—	—	4.7	—	4.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	17.2	—	17.2	0.2	17.4
BALANCE JUNE 30, 2020	72.4	$318.7	$2,139.4	$(504.5)	$(604.9)	$1,421.1	$2.5	$1,423.6
Net income	—	—	56.6	—	—	56.6	—	56.6
Cash dividends ($0.43 per share)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Impact from settlement of share-based awards, net of shares acquired	—	0.1	—	—	3.5	3.6		3.6
Stock-based compensation expense	—	5.7	—	—	—	5.7	—	5.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.4	—	3.4	—	3.4
Currency translation adjustment	—	—	—	41.0	—	41.0	0.1	41.1
BALANCE SEPTEMBER 30, 2020	72.4	$324.5	$2,171.1	$(460.1)	$(601.4)	$1,506.5	$2.6	$1,509.1

The table below provides the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items*	Currency Translation Adjustment	Total
Balance as of December 31, 2019	$(366.0)	$(117.7)	$(483.7)
Other comprehensive income (loss) before reclassifications	—	13.2	13.2
Amounts reclassified from accumulated other comprehensive loss	10.4	—	10.4
Net current-period other comprehensive income (loss)	10.4	13.2	23.6
Balance as of September 30, 2020	$(355.6)	$(104.5)	$(460.1)

* Net of tax benefit of $138.5 million and $135.4 million as of September 30, 2020 and December 31, 2019, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three- and nine-month periods ended September 30, 2020 and 2019. Amortization of pension and postretirement components have been recorded within “Miscellaneous income (expense), net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Amortization of pension items:
Prior-service costs	$(0.1)	$0.1	$(0.2)	$(0.3)
Net loss	4.8	4.8	14.5	11.5
Amortization of postretirement items:
Prior-service costs	(0.3)	(0.8)	(0.8)	(0.8)
Net gain	—	(0.2)	—	(0.2)
Total before tax	$4.4	$3.9	$13.5	$10.2
Tax impact	1.1	0.9	3.1	2.4
Total reclassifications for the period	$3.3	$3.0	$10.4	$7.8

Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic (benefit) cost for the three months ended September 30, 2020 and 2019 are as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Service cost	$1.6	$1.4	$0.1	$0.2
Interest cost	6.6	9.1	0.2	0.8
Expected return on plan assets	(14.7)	(11.6)	—	—
Amortization of prior service cost	(0.1)	0.1	(0.3)	(0.8)
Amortization of net loss (gain)	4.8	4.8	—	(0.2)
Net periodic (benefit) cost	$(1.8)	$3.8	$—	$—

For all plans, the components of net periodic benefit for the nine months ended September 30, 2020 and 2019 are as follows:

	Pension		Postretirement
(in millions)	2020	2019	2020	2019
Service cost	$4.8	$4.1	$0.2	$0.2
Interest cost	19.9	24.5	0.6	0.8
Expected return on plan assets	(43.5)	(40.2)	—	—
Amortization of prior service cost	(0.2)	(0.3)	(0.8)	(0.8)
Amortization of net loss (gain)	14.5	11.5	—	(0.2)
Net periodic benefit	$(4.5)	$(0.4)	$—	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income (expense), net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2020	$21.4	$2.5
Amounts contributed during the nine months ended September 30, 2020	$1.6	$1.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective Tax Rate	25.0%	22.5%	23.1%	22.3%

Our tax rates for the three and nine months ended September 30, 2020 are higher than the prior year’s comparable periods primarily due to a larger accrual of income and withholding tax due upon the ultimate repatriation of taxes to the U.S., partially offset by lower income taxes attributable to non-U.S. jurisdictions.
Our tax rate for the three months ended September 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by the U.S. federal research credit.
Our tax rate for the nine months ended September 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by excess share-based compensation benefits and the U.S. federal research credit.
Unrecognized Tax Benefits
During the three months ended September 30, 2020, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.2 million primarily as a result of tax positions taken in both the current and prior periods, partially offset by reductions resulting from the expiration of statutes of limitations and settlements with taxing authorities. During the nine months ended September 30, 2020, our gross unrecognized tax benefits, excluding interest and penalties, decreased by $2.5 million primarily as a result of reductions resulting from the expiration of statutes of limitations, settlements with taxing authorities and tax positions taken during a prior period, partially offset by increases in tax positions taken during the current period.
During the three months ended September 30, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate increased by $0.5 million. During the nine months ended September 30, 2020, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate decreased by $2.1 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and nine months ended September 30, 2020, we recognized $0.2 million and $0.5 million, respectively, of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. At September 30, 2020 and December 31, 2019, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $8.5 million and $8.0 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $14.3 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2020, we had seven reporting units.
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
During the first nine months of 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic. We concluded that it was not more likely than not that the fair values of the reporting units and indefinite-lived intangible assets were below their carrying values. While we believe we have made reasonable estimates and assumptions, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill or indefinite-lived intangible assets may then be determined to be impaired and a charge would need to be taken against net earnings.

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2018	$240.8	$789.2	$202.4	$171.3	$1,403.7
Additions	—	63.4	—	—	63.4
Currency translation	0.1	5.2	—	—	5.3
Balance as of December 31, 2019	$240.9	$857.8	$202.4	$171.3	$1,472.4
Additions	105.5	—	—	—	105.5
Adjustments to purchase price allocations	—	4.0	—	—	4.0
Currency translation	6.0	1.9	—	—	7.9
Balance at September 30, 2020	$352.4	$863.7	$202.4	$171.3	$1,589.8

For the nine months ended September 30, 2020, additions to goodwill of $105.5 million represent the preliminary purchase price allocation for the acquisition of I&S of $108.6 million, and an adjustment to the purchase price of $3.1 million related to the final working capital calculation. For the nine months ended September 30, 2020, adjustments to purchase price allocations of $4.0 million relate to the acquisition of Cummins-Allison. See discussion in Note 2, “Acquisitions” for further details.

For the year ended December 31, 2019, additions to goodwill of $63.4 million represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison of $54.7 million and the finalization of the purchase price allocation of the January 2018 acquisition of Crane Currency of $8.7 million. See discussion in Note 2, “Acquisitions” for further details.
As of September 30, 2020, we had $526.9 million of net intangible assets, of which $70.3 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2019, we had $505.1 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period, net of accumulated amortization	$505.1	$481.8
Additions	52.5	66.0
Amortization expense	(36.1)	(40.0)
Currency translation	5.4	(2.7)
Balance at end of period, net of accumulated amortization	$526.9	$505.1
For the nine months ended September 30, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S. For the year ended December 31, 2019, additions to intangible assets represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison. See discussion in Note 2, “Acquisitions” for further details.
A summary of intangible assets follows:

		September 30, 2020			December 31, 2019
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.6	$136.7	$57.4	$79.3	$134.2	$56.8	$77.4
Customer relationships and backlog	18.4	656.1	267.6	388.5	603.1	241.3	361.8
Drawings	40.0	11.1	10.5	0.6	11.1	10.5	0.6
Other	11.8	142.7	84.2	58.5	141.6	76.3	65.3
Total	18.0	$946.6	$419.7	$526.9	$890.0	$384.9	$505.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2020	$11.2
2021	42.5
2022	42.2
2023	42.0
2024 and after	318.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2020	December 31, 2019
Employee related expenses	$118.9	$120.6
Warranty	11.0	11.0
Current lease liabilities	23.3	24.0
Contract liabilities	79.0	88.4
Other	129.5	134.2
Total	$361.7	$378.2

We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
A summary of warranty liabilities is as follows:

(in millions)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$11.0	$18.2
Expense	7.5	8.9
Changes due to acquisitions	0.3	—
Payments / deductions	(7.9)	(16.0)
Currency translation	0.1	(0.1)
Balance at end of period	$11.0	$11.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of September 30, 2020, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30,		September 30,		December 31,
	2020	2019	2020	2019	2019
Beginning claims	28,927	28,851	29,056	29,089	29,089
New claims	707	746	1,965	2,190	2,848
Settlements	(152)	(177)	(581)	(763)	(983)
Dismissals	(174)	(591)	(1,132)	(1,687)	(1,898)
Ending claims	29,308	28,829	29,308	28,829	29,056

Of the 29,308 pending claims as of September 30, 2020, approximately 18,000 claims were pending in New York, approximately 100 claims were pending in Texas, approximately 300 claims were pending in Mississippi, and approximately 200 claims were pending in Ohio, all jurisdictions in which legislation or judicial orders restrict the types of claims that can proceed to trial on the merits.
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
On March 23, 2010, a Philadelphia, Pennsylvania, state court jury found us responsible for a 1/11th share of a $14.5 million verdict in the James Nelson claim. On February 23, 2011, the court entered judgment on the verdict in the amount of $4.0 million, jointly, against us and two other defendants, with additional interest in the amount of $0.01 million being assessed against us, only. All defendants, including us, and the plaintiffs took timely appeals of certain aspects of those judgments. On September 5, 2013, a panel of the Pennsylvania Superior Court, in a 2-1 decision, vacated the Nelson verdict against all defendants, reversing and remanding for a new trial. Plaintiffs requested a rehearing in the Superior Court and by order dated November 18, 2013, the Superior Court vacated the panel opinion, and granted en banc reargument. On December 23, 2014, the Superior Court issued a second opinion reversing the jury verdict. Plaintiffs sought leave to appeal to the Pennsylvania Supreme Court, which defendants opposed. By order dated June 21, 2017, the Supreme Court of Pennsylvania denied plaintiffs’ petition for leave to appeal. The case was set for a new trial in April 2018. We settled the matter in 2018.
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
On July 2, 2015, a St. Louis, Missouri state court jury in the James Poage claim entered a $1.5 million verdict for compensatory damages against us. The jury also awarded exemplary damages against us in the amount of $10 million. We filed a motion seeking to reduce the verdict to account for the verdict set-offs. That motion was denied, and judgment was entered against us in the amount of $10.8 million. We initiated an appeal. Oral argument was held on December 13, 2016. In an opinion dated May 2, 2017, a Missouri Court of Appeals panel affirmed the judgment in all respects.  The Court of Appeals denied our motion to transfer the case to the Supreme Court of Missouri. We sought leave to appeal before the Supreme Court of Missouri, which denied that request. The Supreme Court of the United States denied further review on March 26, 2018. We settled the matter in 2018.
On April 22, 2016, a Phoenix, Arizona federal court jury found us responsible for a 20% share of a $9 million verdict in the George Coulbourn claim, and further awarded exemplary damages against us in the amount of $5 million.  The jury also awarded compensatory and exemplary damages against the other defendant present at trial.  The court entered judgment against

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

us in the amount of $6.8 million. We filed post-trial motions, which were denied on September 20, 2016. We pursued an appeal to the Ninth Circuit Court of Appeals which affirmed the judgment on March 29, 2018. We settled the matter in 2018.
Such judgment amounts were not included in our incurred costs until all available appeals were exhausted and the final payment amount was determined.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the nine months ended September 30, 2020 and 2019 totaled $30.2 million and $54.2 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the nine months ended September 30, 2020 and 2019 totaled $23.7 million and $28.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Nine Months Ended		Year Ended
(in millions)	September 30,		September 30,		December 31,
	2020	2019	2020	2019	2019
Settlement / indemnity costs incurred (1)	$2.8	$8.8	$18.6	$38.8	$45.5
Defense costs incurred (1)	3.5	5.1	11.6	15.4	20.7
Total costs incurred	$6.3	$13.9	$30.2	$54.2	$66.2

Settlement / indemnity payments	$3.1	$12.0	$20.0	$27.6	$38.9
Defense payments	3.9	5.2	12.3	15.4	21.4
Insurance receipts	(2.4)	(6.2)	(8.6)	(14.1)	(18.8)
Pre-tax cash payments	$4.6	$11.0	$23.7	$28.9	$41.5

(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through September 30, 2020, we have resolved (by settlement or dismissal) approximately 140,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $660 million, for an average settlement cost per resolved claim of approximately $4,700. The average settlement cost per claim resolved during the years ended December 31, 2019, 2018 and 2017 was $15,800, $11,300, and $7,800, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements.”
Effects on the Condensed Consolidated Financial Statements
We have retained an independent actuarial firm to assist management in estimating our asbestos liability in the tort system. The actuarial consultants review information provided by us concerning claims filed, settled and dismissed, amounts paid in settlements and relevant claim information such as the nature of the asbestos-related disease asserted by the claimant, the jurisdiction where filed and the time lag from filing to disposition of the claim. The methodology used by the actuarial consultants to project future asbestos costs is based on our recent historical experience for claims filed, settled and dismissed during a base reference period. Our experience is then compared to estimates of the number of individuals likely to develop asbestos-related diseases determined based on widely used previously conducted epidemiological studies augmented with current data inputs. Those studies were undertaken in connection with national analyses of the population of workers believed to have been exposed to asbestos. Using that information, the actuarial consultants estimate the number of future claims that would be filed against us and estimates the aggregate settlement or indemnity costs that would be incurred to resolve both pending and future claims based upon the average settlement costs by disease during the reference period. This methodology has been accepted by numerous courts. After discussions with us, the actuarial consultants augment our liability estimate for

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the costs of defending asbestos claims in the tort system using a forecast from us which is based upon discussions with our defense counsel. Based on this information, the actuarial consultants compile an estimate of our asbestos liability for pending and future claims using a range of reference periods based on claim experience and claims expected to be filed through the indicated forecast period. The most significant factors affecting the liability estimate are (1) the number of new mesothelioma claims filed against us, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against us and (4) the aggregate defense costs incurred by us. These factors are interdependent, and no one factor predominates in determining the liability estimate.
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
Liability Estimate. In June 2016, the New York State Court of Appeals issued its opinion in Dummitt v. Crane Co., affirming a 2012 verdict for $4.9 million against us. In that opinion, the court ruled that in certain circumstances we are legally responsible for asbestos-containing materials made and sold by third parties that others attached post-sale to our equipment. This decision provided clarity regarding the nature of claims that may proceed to trial in New York and greater predictability regarding future claim activity. We also reflected the impact of the Dummitt decision on our expected settlement values. Accordingly, on December 31, 2016, we updated and extended our asbestos liability estimate through 2059, the generally accepted end point.
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
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $679 million as of September 30, 2020. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2019 and September 30, 2020 is $65 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through September 30, 2020, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended September 30, 2020.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $89 million as of September 30, 2020.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2020 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $41.1 million as of September 30, 2020, and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of September 30, 2020 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2020, we recorded a receivable of $7.8 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
GD-OTS has asked us to participate in a voluntary, multi-party mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. We and other PRPs executed a non-binding mediation agreement on March 16, 2015, and the U.S. government executed the mediation agreement on August 6, 2015. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, we entered into discussions directly with GD-OTS and reached an agreement-in-principle with GD-OTS to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for a non-material amount. We have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that we expect in the aggregate to be immaterial. We understand that GD-OTS has also reached agreements-in-principle with the U.S. Government and the other participating PRPs related to the first-phase areas of concern. Negotiations between GD-OTS and the U.S. Government are underway with respect to resolution of the remaining areas of the site, including those portions of the Crab Orchard Site where our predecessor conducted manufacturing and research activities. We at present cannot predict whether these further negotiations will result in an agreement, or when any determination of the ultimate allocable shares of the various PRPs, including the U.S. Government, is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We notified our insurers of this potential liability and have obtained defense and indemnity coverage, subject to reservations of rights, under certain of our insurance policies.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2020	December 31, 2019

Commercial paper	$135.3	$149.4
364-Day Credit Agreement	346.1	—
Total short-term borrowings	$481.4	$149.4

4.45% notes due December 2023	$299.1	$298.9
6.55% notes due November 2036	198.4	198.3
4.20% notes due March 2048	346.2	346.1
Other deferred financing costs associated with credit facilities	(1.0)	(1.3)
Total long-term debt	$842.7	$842.0
Debt discounts and debt issuance costs totaled $6.4 million and $6.7 million as of each of September 30, 2020 and December 31, 2019, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

As of September 30, 2020 and December 31, 2019, there were $135.3 million and $149.4 million, respectively, of outstanding borrowings under the commercial paper program. We issued $100 million in January 2020 and $150 million in December 2019 of commercial paper to fund the acquisitions of I&S and Cummins-Allison, respectively. See discussion in Note 2, “Acquisitions” for further details. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million.
We also have a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. In the first half of 2020, we repaid the outstanding amounts related to borrowings of $67 million used to fund the I&S acquisition in January 2020. See discussion in Note 2, “Acquisitions” for further details. As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings.
On April 16, 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars (the “Dollar Term Loans”) in an aggregate principal amount equal to $300 million, and term loans denominated in euros (the “Euro Term Loans”) in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Interest on the Dollar Term Loans accrues at a rate per annum equal to (a) a base rate (determined in a customary manner), plus a margin dependent upon ratings of our senior unsecured long-term debt (the “Index Debt Rating”) or (2) an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin dependent upon the Index Debt Rating. Interest on the Euro Term Loans accrues at an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin. The 364-Day Credit Agreement contains customary affirmative and negative covenants and customary events of default and acceleration for credit facilities of this type. As of September 30, 2020, there were $346.1 million outstanding under the 364-Day Credit Agreement.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts are not designated as hedging instruments and had a notional value of $43.9 million and $56.6 million as of September 30, 2020 and December 31, 2019, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were less than $0.1 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were less than $0.1 million as of each of September 30, 2020 and December 31, 2019, respectively.
Available-for-sale securities consist of marketable debt securities and rabbi trusts investments. Marketable debt securities consist of commercial paper which are measured at fair value using prices for comparable securities in active markets, and are therefore classified within Level 2 of the valuation hierarchy. The fair value of the commercial paper was $60.0 million as of September 30, 2020. These investments are included in “Other current assets” on our Condensed Consolidated Balance Sheets. We also have two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. These investments are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of the rabbi trusts was $1.3 million and $1.4 million as of September 30, 2020 and December 31, 2019, respectively. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt is measured using Level 2 inputs was $963.6 million and $922.3 million as of September 30, 2020 and December 31, 2019, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Restructuring
Overview
2020 Repositioning - In the second quarter of 2020, we initiated actions to reduce our global workforce in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,000 employees, or about 9% of our global workforce.
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
Other Restructuring - In the second quarter of 2020, we recorded other restructuring costs within our Payment & Merchandising Technologies segment. There is no remaining liability associated with these actions as of September 30, 2020, and we do not expect to incur additional restructuring charges.
Restructuring Charges, Net
During the three- and nine-month periods ended September 30, 2020, we recorded pre-tax charges primarily related to new restructuring actions (“2020 Repositioning”) as described above. These charges are reflected in the Condensed Consolidated Statements of Operations as “Restructuring charges, net.”
Restructuring charges, net by segment are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Fluid Handling [1]	$—	$—	$4.7	$0.8
Payment & Merchandising Technologies [2]	—	1.6	12.6	5.4
Aerospace & Electronics [3]	—	—	4.7	(0.1)
Engineered Materials	—	—	0.6	—
Total restructuring charges, net [4]	$—	$1.6	$22.6	$6.1
1 We also recorded related costs of $1.2 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, and $3.0 million and $6.4 million for the nine months ended September 30, 2020 and 2019, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.
2 We also recorded related costs of $0.2 million and $(0.6) million for the three months ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.
3 We also recorded related costs of $0.7 million and $2.8 million for the three and nine months ended September 30, 2019, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.
4 We also recorded related costs of $1.4 million and $2.6 million for the three months ended September 30, 2020 and 2019, respectively, and $4.0 million and $9.3 million for the nine months ended September 30, 2020 and 2019, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restructuring charges, net by program, cost type and segment for the nine months ended September 30, 2020 and 2019:

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(in millions)	Severance	Other	Total	Severance	Other	Total
Fluid Handling	$4.7	$—	$4.7	$—	$—	$—
Payment & Merchandising Technologies	13.8	1.0	14.8	—	—	—
Aerospace & Electronics	4.7	—	4.7	—	—	—
Engineered Materials	0.6	—	0.6	—	—	—
2020 Repositioning	$23.8	$1.0	$24.8	$—	$—	$—

Fluid Handling	$—	$—	$—	$0.8	$—	$0.8
Payment & Merchandising Technologies [1]	(1.0)	(1.5)	(2.5)	0.3	1.4	1.7
Aerospace & Electronics	—	—	—	—	(0.1)	(0.1)
2017 Repositioning	$(1.0)	$(1.5)	$(2.5)	$1.1	$1.3	$2.4

Payment & Merchandising Technologies	$—	$—	$—	$0.9	$2.8	$3.7
Acquisition-Related Restructuring	$—	$—	$—	$0.9	$2.8	$3.7

Payment & Merchandising Technologies	$0.3	$—	$0.3	$—	$—	$—
Other Restructuring	$0.3	$—	$0.3	$—	$—	$—

Total	$23.1	$(0.5)	$22.6	$2.0	$4.1	$6.1
1 We recorded a pre-tax gain of $1.5 million related to the sale of a facility in the first nine months of 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the cumulative restructuring costs incurred through September 30, 2020 and the remaining costs related to facility consolidations expected to complete these actions as of September 30, 2020:

	Cumulative Restructuring Costs			Remaining Costs
(in millions)	Severance	Other	Total	2020	2021	Total
Fluid Handling	$4.7	$—	$4.7	$—	$—	$—
Payment & Merchandising Technologies	13.8	1.0	14.8	—	—	—
Aerospace & Electronics	4.7	—	4.7	—	—	—
Engineered Materials	0.6	—	0.6	—	—	—
2020 Repositioning	$23.8	$1.0	$24.8	$—	$—	$—

Fluid Handling	$9.9	$—	$9.9	$3.8	$4.2	$8.7
2019 Repositioning	$9.9	$—	$9.9	$3.8	$4.2	$8.7

Fluid Handling	$17.3	$—	$17.3	$0.8	$—	$0.8
Payment & Merchandising Technologies	11.6	0.7	12.3	—	—	—
Aerospace & Electronics	1.3	(1.4)	(0.1)	—	—	—
2017 Repositioning	$30.2	$(0.7)	$29.5	$0.8	$—	$0.8

Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2020 Repositioning	2019 Repositioning	2017 Repositioning	Other Restructuring	Total
Severance:
Balance at December 31, 2019	$—	$9.9	$12.5	$—	$22.4
Expense (Gain)[1]	23.8	—	(1.0)	0.3	23.1
Utilization	(18.8)	—	(2.6)	(0.3)	(21.7)
Balance at September 30, 2020 [2]	$5.0	$9.9	$8.9	$—	$23.8

Other Restructuring Costs:
Balance at December 31, 2019	$—	$—	$0.2	$—	$0.2
Expense (Gain)[1]	1.0	—	(1.5)	—	(0.5)
Utilization	(1.0)	—	1.3	—	0.3
Balance at September 30, 2020	$—	$—	$—	$—	$—
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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: uncertainties regarding the extent and duration of the impact of the COVID-19 pandemic on many aspects of our business, operations and financial performance, as detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q; changes in economic, financial and end-market conditions in the markets in which we operate; fluctuations in raw material prices; the financial condition of our customers and suppliers; economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States; competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers; our ability to value and successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation, and to attract and retain highly qualified personnel and key management; a reduction in congressional appropriations that affect defense spending and our ability to predict the timing and award of substantial contracts in our banknote business; adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims; adverse effects as a result of environmental remediation activities, costs, liabilities and related claims; investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and subsequent reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK
In March 2020, the World Health Organization categorized the novel coronavirus (“COVID-19”) as a pandemic, and it continues to spread throughout the United States and other countries across the world. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has and will likely continue to adversely affect our business. Significant uncertainty continues to exist concerning the magnitude of the ultimate impact and duration of the COVID-19 pandemic. While all our facilities are operating as essential businesses, some of our facilities have reduced operating levels and shifts, and further reductions may occur as the impacts from COVID-19 and related responses continue to develop.
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
Given the dynamic nature of these circumstances, while we have realized a significant unfavorable impact, the full extent of the COVID-19 pandemic on our ongoing business, results of operations and overall financial performance is very difficult to forecast. For 2020, we expect sales to decline significantly driven by the impacts of the COVID-19 pandemic, partially offset by benefits from the I&S and Cummins-Allison acquisitions. At this time, we expect sales to be approximately $2.9 billion to $2.95 billion, including a core sales decline of 17% to 19%. While operating profit in 2020 will benefit from the absence of the 2019 asbestos and environmental provisions which totaled $247.9 million, as well as benefits from incremental cost reduction actions of approximately $100 million, it will be substantially offset by the impact from lower sales volumes related to COVID-19.
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
Payment & Merchandising Technologies
In 2020, we expect Payment & Merchandising Technologies sales to decline modestly compared to 2019, driven by signficantly lower demand for payment and vending equipment related to the COVID-19 pandemic, largely offset by benefits from the Cummins-Allison acquisition and sales growth at Crane Currency.
We expect the segment’s operating profit to decline compared to 2019, driven by lower sales volume and acquisition-related charges, partially offset by productivity, cost reduction actions and restructuring and related savings, net.
Aerospace & Electronics
In 2020, we expect Aerospace & Electronics sales to decline significantly compared to 2019. We expect declines from our commercial original equipment manufacturer (“OEM”) customers in response to COVID-19 related factors, as well as the temporary impact of Boeing halting production of the 737 MAX during 2020. We also expect a significant decline in our commercial aftermarket business driven by substantially reduced airline flight schedules related to COVID-19. We expect growth in our defense OEM and aftermarket businesses driven by continued government investment in military applications. We expect a corresponding decline in segment operating profit and operating margin compared to 2019 driven by the impact of the lower volumes, partially offset by productivity and cost reduction actions.
Engineered Materials
In 2020, we expect Engineered Materials sales to decline significantly compared to 2019, driven primarily by lower sales across all product lines as a result of COVID-19; as a result, inclusive of cost reduction actions, segment operating profit and operating margin will decline compared to 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Three Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2020 versus the third quarter 2019, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales	$734.8	$772.3	$(37.5)	(4.9)%
Operating profit	84.9	109.3	(24.4)	(22.3)%
Acquisition-related and integration charges *	2.7	0.2	2.5	NM
Restructuring and related charges *	1.4	4.2	(2.8)	(66.7)%
Operating margin	11.6%	14.2%
Other income (expense):
Interest income	0.6	0.6	—	—
Interest expense	(14.4)	(11.7)	(2.7)	(23.1)%
Miscellaneous income (expense), net	4.3	(4.5)	8.8	NM
	(9.5)	(15.6)	6.1	39.1%
Income before income taxes	75.4	93.7	(18.3)	(19.5)%
Provision for income taxes	18.8	21.1	(2.3)	(10.9)%
Net income before allocation to noncontrolling interests	56.6	72.6	(16.0)	(22.0)%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.1	(0.1)	NM
Net income attributable to common shareholders	$56.6	$72.5	$(15.9)	(21.9)%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.

Sales decreased by $37.5 million, or 4.9%, to $734.8 million in 2020. Net sales related to operations outside the United States were 36.5% and 35.7% of total net sales for the quarters ended September 30, 2020 and 2019, respectively. The year-over-year change in sales included:

•	a decrease in core sales of $103.8 million, or 13.4%, driven by lower demand related to COVID-19;

•	an increase in sales related to a benefit from acquisitions of $56.5 million, or 7.3%; and

•	favorable foreign currency translation of $9.8 million, or 1.2%.
Operating profit decreased by $24.4 million, or 22.3%, to $84.9 million in 2020. The decrease in operating profit reflected lower operating profit in our Aerospace & Electronics and Fluid Handling segments, partially offset by higher operating profit in our Payment & Merchandising Technologies and Engineered Materials segments. Operating profit in the third quarter of 2020 included acquisition-related and integration costs of $2.7 million related to the I&S and Cummins-Allison acquisitions and restructuring and related charges of $1.4 million. Operating profit in the third quarter of 2019 included restructuring and related charges of $4.2 million; and acquisition-related and integration charges of $0.2 million.
Other expense decreased $6.1 million, or 39.1%, primarily reflecting lower pension expense resulting from non-service pension cost adjustments related to an increase in expected pension returns. This decrease was partially offset by higher interest expense resulting from the 364-day credit facility entered into on April 2020.
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
Our tax rate for the three months ended September 30, 2020 is higher than the prior year’s comparable period primarily due to a larger accrual of income and withholding tax due upon the ultimate repatriation of taxes to the U.S., partially offset by lower income taxes attributable to non-U.S. jurisdictions.

Our tax rate for the three months ended September 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than in the United States and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by the U.S. federal tax credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2020	2019
Net income before allocation to noncontrolling interests	$56.6	$72.6
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	41.0	(33.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.4	3.0
Other comprehensive income (loss), net of tax	44.4	(30.7)
Comprehensive income before allocation to noncontrolling interests	101.0	41.9
Less: Noncontrolling interests in comprehensive income	0.1	—
Comprehensive income attributable to common shareholders	$100.9	$41.9
For the three months ended September 30, 2020, comprehensive income before allocations to noncontrolling interests was $101.0 million compared to $41.9 million in the same period of 2019. The $59.1 million increase was driven by a $74.7 million year over year favorable impact of foreign currency translation adjustments, primarily related to the euro and British pound, partially offset by lower net income before allocation to noncontrolling interests of $16.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Three Month Periods Ended September 30

Fluid Handling

	Third Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Process Valves and Related Products	$153.9	$163.3	$(9.4)	(5.7)%
Commercial Valves	76.1	88.8	(12.7)	(14.3)%
Pumps and Systems	22.3	24.0	(1.7)	(7.1)%
Total net sales	$252.3	$276.1	$(23.8)	(8.6)%
Operating profit	$25.9	$35.4	$(9.5)	(26.8)%
Acquisition-related and integration charges *	$1.7	$—	$1.7	NM
Restructuring and related charges *	$1.2	$2.6	$(1.4)	(53.8)%
Operating margin	10.3%	12.8%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $23.8 million, or 8.6%, to $252.3 million in 2020, driven by lower core sales of $42.2 million, or 15.3%, partially offset by a benefit from the January 2020 acquisition of I&S of $14.8 million, or 5.4%, and favorable foreign currency translation of $3.6 million, or 1.3%.

•
Sales of Process Valves and Related Products decreased by $9.4 million, or 5.7%, to $153.9 million in 2020. The decrease reflected lower core sales of $26.6 million, or 16.3%, partially offset by a benefit from the acquisition of I&S of $14.8 million, or 9.1%, and favorable foreign currency translation of $2.4 million, or 1.5%, primarily due to the euro strengthening against the U.S. dollar. The core sales decline primarily reflected a broad-based decline in demand related to impacts from COVID-19, including sharply lower oil and gas prices.

•
Sales of Commercial Valves decreased by $12.7 million, or 14.3%, to $76.1 million in 2020, primarily driven by a core sales decline of $13.9 million, or 15.7%, partially offset by favorable foreign currency translation of $1.2 million, or 1.4%, as the British pound strengthened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related to COVID-19 across all geographies.

•	Sales of Pumps & Systems decreased by $1.7 million, or 7.1%, to $22.3 million in 2020. The decrease primarily reflected a broad-based decline across end markets related to COVID-19.
Fluid Handling operating profit decreased by $9.5 million, or 26.8%, to $25.9 million in 2020. The decrease primarily reflected the impact from lower sales volume, partially offset by productivity, COVID-related cost reduction actions and repositioning savings.
The Fluid Handling segment backlog was $304.8 million as of September 30, 2020, compared with $267.0 million as of December 31, 2019 and $272.1 million as of September 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products [1]	$161.6	$197.0	$(35.4)	(18.0)%
Banknotes and Security Products	115.6	51.9	63.7	122.7%
Total net sales	$277.2	$248.9	$28.3	11.4%
Operating profit	$40.5	$35.1	$5.4	15.4%
Acquisition-related and integration charges *	$1.0	$0.1	$0.9	NM
Restructuring and related charges *	$0.2	$0.9	$(0.7)	NM
Operating margin	14.6%	14.1%
1 As a result of an internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment (See Note 3). Prior periods have been reclassified to conform to the current period presentation.

* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $28.3 million, or 11.4%, to $277.2 million in 2020, reflecting a benefit from the December 2019 acquisition of Cummins-Allison of $41.7 million, or 16.8%, and favorable foreign currency translation of $6.0 million, or 2.4%, partially offset by lower core sales of $19.4 million, or 7.8%.

•
Sales of Payment Acceptance and Dispensing Products decreased $35.4 million, or 18.0%, to $161.6 million in 2020. The decrease reflected lower core sales of $79.1 million, or 40.3%. The decrease was partially offset by the benefit of the acquisition of Cummins-Allison of $41.7 million, or 21.2%, and favorable foreign currency translation of $2.0 million, or 1.1%, as the British pound strengthened against the U.S. dollar. The core sales decrease reflected lower sales to all vertical markets driven by COVID-19 related demand impacts.

•
Sales of Banknotes and Security Products increased $63.7 million, or 122.7%, to $115.6 million. The increase reflected higher core sales of $59.7 million, or 115.0%, and favorable foreign currency translation of $4.0 million, or 7.7%, as the euro strengthened against the U.S. dollar. The core sales increase reflected substantially higher sales to both international customers and the U.S. Government.

Payment & Merchandising Technologies operating profit increased by $5.4 million, or 15.4%, to $40.5 million in 2020. The increase was driven primarily by productivity, COVID-related cost reduction actions, repositioning savings and contributions from the Cummins-Allison acquisition, partially offset by the impact from lower sales volume.
The Payment & Merchandising Technologies segment backlog was $270.1 million as of September 30, 2020, compared with $311.4 million as of December 31, 2019 and $291.8 million as of September 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Commercial Original Equipment	$47.5	$85.9	$(38.4)	(44.7)%
Military Original Equipment	70.9	55.4	15.5	28.0%
Commercial Aftermarket Products	20.2	41.8	(21.6)	(51.7)%
Military Aftermarket Products	18.4	14.1	4.3	30.5%
Total net sales	$157.0	$197.2	$(40.2)	(20.4)%
Operating profit	$24.5	$47.2	$(22.7)	(48.1)%
Restructuring and related charges*	$—	$0.7	$(0.7)	NM
Operating margin	15.6%	23.9%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $40.2 million, or 20.4%, to $157.0 million in 2020.

•	Sales of Commercial Original Equipment decreased by $38.4 million, or 44.7%, to $47.5 million in 2020, primarily reflecting lower aircraft build rates as a result of COVID-19.

•	Sales of Military Original Equipment increased by $15.5 million, or 28.0%, to $70.9 million in 2020, reflecting broad-based military demand strength across solutions.

•
Sales of Commercial Aftermarket Products decreased by $21.6 million, or 51.7%, to $20.2 million in 2020, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.

•	Sales of Military Aftermarket Products increased by $4.3 million, or 30.5%, to $18.4 million in 2020, primarily reflecting broad-based military demand strength across solutions.
Aerospace & Electronics operating profit decreased by $22.7 million, or 48.1%, to $24.5 million in 2020, primarily as a result of the impact from lower sales volume, partially offset by productivity, COVID-related cost reduction actions and repositioning savings.
The Aerospace & Electronics segment backlog was $498.1 million as of September 30, 2020, compared with $567.4 million as of December 31, 2019 and $564.3 million as of September 30, 2019.
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
FRP- Recreational Vehicles	$21.9	$19.7	$2.2	11.2%
FRP- Building Products	20.2	22.8	(2.6)	(11.4)%
FRP- Transportation	6.2	7.6	(1.4)	(18.4)%
Total net sales	$48.3	$50.1	$(1.8)	(3.6)%
Operating profit	$9.0	$5.9	$3.1	52.5%
Operating margin	18.6%	11.8%
* Restructuring and related charges are included in operating profit and operating margin.
Engineered Materials sales decreased by $1.8 million, or 3.6%, to $48.3 million in 2020. The decline reflected lower sales to transportation and building products customers primarily due to COVID-19 related factors, partially offset by higher sales to recreational vehicle manufacturers. Engineered Materials operating profit increased by $3.1 million, or 52.5%, to $9.0 million in 2020, primarily reflecting productivity, COVID-related cost reduction actions and lower material costs.
The Engineered Materials segment backlog was $11.1 million as of September 30, 2020, compared with $9.4 million as of December 31, 2019 and $10.1 million as of September 30, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations – Nine Month Periods Ended September 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first nine months of 2020 versus the first nine months of 2019, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales	$2,210.5	$2,445.6	$(235.1)	(9.6)%
Operating profit	204.0	345.8	(141.8)	(41.0)%
Acquisition-related and integration charges *	10.3	3.7	6.6	178.4%
Restructuring and related charges, net *	26.5	15.4	11.1	72.1%
Operating margin	9.2%	14.1%
Other income (expense):
Interest income	1.3	1.9	(0.6)	(31.6)%
Interest expense	(41.3)	(35.0)	(6.3)	(18.0)%
Miscellaneous income (expense), net	10.6	3.9	6.7	171.8%
	(29.4)	(29.2)	(0.2)	(0.7)%
Income before income taxes	174.6	316.6	(142.0)	(44.9)%
Provision for income taxes	40.4	70.5	(30.1)	(42.7)%
Net income before allocation to noncontrolling interests	134.2	246.1	(111.9)	(45.5)%
Less: Noncontrolling interest in subsidiaries’ earnings	—	0.2	(0.2)	NM
Net income attributable to common shareholders	$134.2	$245.9	$(111.7)	(45.4)%
* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Sales decreased by $235.1 million, or 9.6%, to $2,210.5 million in 2020. Net sales related to operations outside the United States were 36.4% and 35.4% of total net sales for the nine months ended September 30, 2020 and 2019, respectively. The year-over-year change in sales included:

•	a decrease in core sales of $387.2 million, or 15.8%, primarily due to lower demand related to COVID-19;

•	unfavorable foreign currency translation of $4.9 million, or 0.2%; and

•	an increase in sales related to a benefit from acquisitions of $157.0 million, or 6.4%.
Operating profit decreased by $141.8 million, or 41.0%, to $204.0 million in 2020. The decline in operating profit reflects the lower operating profit in each of our segments, partially offset by lower corporate costs. Operating profit in the first nine months of 2020 included restructuring and related charges, net of $26.5 million, primarily relating to workforce reductions initiated in response to COVID-19 and integration actions related to the Cummins-Allison acquisition. We also recorded acquisition-related and integration charges of $10.3 million related to the Cummins-Allison and I&S acquisitions. Operating profit in the first nine months of 2019 included restructuring and related charges of $15.4 million and acquisition-related and integration charges of $3.7 million.
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
Our tax rate for the nine months ended September 30, 2020 is higher than the prior year’s comparable period primarily due to a larger accrual of income and withholding tax due upon the ultimate repatriation of taxes to the U.S., partially offset by lower income taxes attributable to non-U.S. jurisdictions.

Our tax rate for the nine months ended September 30, 2020 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S. and certain expenses that are statutorily non-deductible for income tax purposes, partially offset by excess share-based compensation benefits and the U.S. federal tax credit.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Net income before allocation to noncontrolling interests	$134.2	$246.1
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	13.2	(29.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	10.4	7.8
Other comprehensive income (loss), net of tax	23.6	(22.0)
Comprehensive income before allocation to noncontrolling interests	157.8	224.1
Less: Noncontrolling interests in comprehensive income	—	(0.1)
Comprehensive income attributable to common shareholders	$157.8	$224.2
For the nine months ended September 30, 2020, comprehensive income before allocations to noncontrolling interests was $157.8 million compared to $224.1 million in the same period of 2019. The $66.3 million decrease was primarily driven by lower net income before allocation to noncontrolling interests of $111.9 million and a $43.0 million favorable impact of foreign currency translation adjustments primarily related to the euro and British pound.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results of Operations - Nine Month Periods Ended September 30

Fluid Handling

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Process Valves and Related Products	$471.7	$513.7	$(42.0)	(8.2)%
Commercial Valves	210.3	253.2	(42.9)	(16.9)%
Pumps and Systems	66.2	73.5	(7.3)	(9.9)%
Total net sales	$748.2	$840.4	$(92.2)	(11.0)%
Operating profit	$74.1	$106.8	$(32.7)	(30.6)%
Acquisition-related and integration charges *	$5.0	$—	$5.0	NM
Restructuring and related charges *	$7.7	$7.3	$0.4	5.5%
Operating margin	9.9%	12.7%
* Acquisition-related and integration charges and restructuring and related charges are included in operating profit and operating margin.
Fluid Handling sales decreased by $92.2 million, or 11.0%, to $748.2 million, driven by lower core sales of $127.5 million, or 15.2%, and unfavorable foreign currency translation of $4.0 million, or 0.5%, partially offset by a benefit from the acquisition of I&S $39.3 million, or 4.7%.

•
Sales of Process Valves and Related Products decreased by $42.0 million, or 8.2%, to $471.7 million in 2020. The decrease reflected lower core sales of $79.3 million, or 15.5%, and unfavorable foreign currency translation of $2.0 million, or 0.4%, partially offset by a benefit from the acquisition of I&S of $39.3 million, or 7.7%. The core sales decline reflected a broad-based decline in demand related largely to impacts from COVID-19.

•
Sales of Commercial Valves decreased by $42.9 million, or 16.9%, to $210.3 million in 2020, primarily driven by a core sales decline of $41.0 million, or 16.1%, and unfavorable foreign currency translation of $1.9 million, or 0.8%, as the Canadian dollar weakened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related to COVID-19 across all geographies.

•	Sales of Pumps and Systems decreased by $7.3 million, or 9.9%, to $66.2 million in 2020. The decrease primarily reflected lower sales to military and industrial customers.
Fluid Handling operating profit decreased by $32.7 million, or 30.6%, to $74.1 million in 2020. The decrease primarily reflected the impact from lower sales volume, partially offset by productivity, COVID-related cost reduction actions and repositioning savings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products [1]	$505.7	$604.7	$(99.0)	(16.4)%
Banknotes and Security Products	316.4	239.0	77.4	32.4%
Total net sales	$822.1	$843.7	$(21.6)	(2.6)%
Operating profit	$68.9	$124.8	$(55.9)	(44.8)%
Acquisition-related and integration charges *	$5.1	$1.6	$3.5	218.8%
Restructuring and related charges, net *	$13.5	$5.7	$7.8	136.8%
Operating margin	8.4%	14.8%
1 As a result of an internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment (See Note 3). Prior periods have been reclassified to conform to the current period presentation.

* Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $21.6 million, or 2.6%, to $822.1 million in 2020, reflecting lower core sales of $138.3 million, or 16.5%, and unfavorable foreign currency translation of $1.0 million, or 0.1%, partially offset by a benefit from the acquisition of Cummins-Allison of $117.7 million, or 14.0%.

•
Sales of Payment Acceptance and Dispensing Products decreased $99.0 million, or 16.4%, to $505.7 million in 2020. The decrease reflected lower core sales of $216.8 million, or 35.9%, partially offset by a benefit from the acquisition of Cummins-Allison of $117.7 million, or 19.5%, and favorable foreign currency translation of $0.1 million. The core sales decrease reflected lower sales to all vertical markets driven largely by COVID-19 related demand impacts.

•
Sales of Banknotes and Security Products increased $77.4 million, or 32.4%, to $316.4 million. The increase reflected higher core sales of $78.5 million, or 32.8%, partially offset by unfavorable foreign currency translation of $1.1 million, or 0.4%, as the euro weakened against the U.S. dollar. The core sales increase primarily reflected higher sales to international customers.

Payment & Merchandising Technologies operating profit decreased by $55.9 million, or 44.8%, to $68.9 million in 2020. The decrease was driven primarily by the impact from lower sales volume and, to a lesser extent, unfavorable mix, partially offset by productivity, COVID-related cost reduction actions, repositioning savings and contributions from the Cummins-Allison acquisition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
Commercial Original Equipment	$180.0	$267.6	$(87.6)	(32.7)%
Military Original Equipment	196.8	162.3	34.5	21.3%
Commercial Aftermarket Products	74.4	121.4	(47.0)	(38.7)%
Military Aftermarket Products	56.1	45.0	11.1	24.7%
Total net sales	$507.3	$596.3	$(89.0)	(14.9)%
Operating profit	$87.8	$141.4	$(53.6)	(37.9)%
Restructuring and related charges*	$4.7	$2.4	$2.3	95.8%
Operating margin	17.3%	23.7%
* Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $89.0 million, or 14.9%, to $507.3 million in 2020.

•
Sales of Commercial Original Equipment decreased by $87.6 million, or 32.7%, to $180.0 million in 2020, primarily reflecting lower aircraft build rates as a result of COVID-19, and to a lesser extent, the impact of Boeing’s 737 MAX production pause.

•	Sales of Military Original Equipment increased by $34.5 million, or 21.3%, to $196.8 million in 2020, primarily reflecting broad-based military demand strength across solutions.

•
Sales of Commercial Aftermarket Products decreased by $47.0 million, or 38.7%, to $74.4 million in 2020, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.

•	Sales of Military Aftermarket Products increased by $11.1 million, or 24.7%, to $56.1 million in 2020, primarily reflecting broad-based military demand strength across solutions.
Aerospace & Electronics operating profit decreased by $53.6 million, or 37.9%, to $87.8 million in 2020, primarily as a result the impact from of lower sales volume, partially offset by productivity, COVID-related cost reduction actions and repositioning savings.
Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2020	2019	$	%
Net sales by product line:
FRP- Recreational Vehicles	$50.6	$68.4	$(17.8)	(26.0)%
FRP- Building Products	64.4	70.5	(6.1)	(8.7)%
FRP- Transportation	17.9	26.3	(8.4)	(31.9)%
Total net sales	$132.9	$165.2	$(32.3)	(19.6)%
Operating profit	$17.7	$22.8	$(5.1)	(22.4)%
Restructuring and related charges*	$0.6	$—	$0.6	NM
Operating margin	13.3%	13.8%
* Restructuring and related charges are included in operating profit and operating margin.
Engineered Materials sales decreased by $32.3 million, or 19.6%, to $132.9 million in 2020. The decline reflected lower sales to recreational vehicle, transportation and building products customers primarily due to COVID-19 related factors. Engineered Materials operating profit decreased by $5.1 million, or 22.4%, to $17.7 million in 2020, primarily reflecting the impact from lower sales volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2020	2019
Net cash provided by (used for):
Operating activities	$208.1	$171.0
Investing activities	(245.9)	(48.7)
Financing activities	187.3	(69.0)
Effect of foreign currency exchange rate changes on cash and cash equivalents	1.2	(7.9)
Increase in cash and cash equivalents	$150.7	$45.4

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
Operating Activities
Cash provided by operating activities was $208.1 million in the first nine months of 2020, compared to $171.0 million during the same period last year.  The increase in cash provided by operating activities was primarily driven by lower working capital levels, partially offset by lower net income. Net asbestos-related payments in the first nine months of 2020 and 2019 were $23.7 million and $29.0 million, respectively. In 2020, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $50 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures. Cash used for investing activities was $245.9 million in the first nine months of 2020, compared to $48.7 million in the comparable period of 2019. The increase in cash used for investing activities was driven by cash paid for the acquisition of I&S of $169.2 million and cash used to purchase marketable securities of $60.0 million, partially offset by lower capital expenditures compared to the same period last year. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. As it relates to COVID-19, we are deferring certain capital expenditures and expect to spend $40 million in 2020 from the previously disclosed projected amount of approximately $75 million.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $187.3 million during the first nine months of 2020, compared to cash used for financing activities of $69.0 million in the comparable period of 2019. The increase in cash provided by financing activities was driven by $343.9 million of borrowings under the 364-day credit facility, partially offset by $70.0 million of cash used for the repurchase of shares in the first quarter of 2020 and $14.1 million of net repayments of commercial paper.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2020, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We believe our operations and financial performance will be negatively impacted by the COVID-19 pandemic which has caused and will continue to cause a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices such as oil and gas, and the pace of recovery when the COVID-19 pandemic subsides.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2020. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

CRANE CO.
REGISTRANT

Date
October 28, 2020	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
October 28, 2020		Richard A. Maue
Senior Vice President and Chief Financial Officer