Form 10-K
period 2020-12-31
CRANE CO /DE/
filed 2021-02-23
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $59.46 on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was 2,904,172,315
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 58,164,560 at January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains information about Crane Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as: “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•The impact of the COVID-19 pandemic which is expected to continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve;
•The effect of changes in economic conditions in the markets in which we operate, including financial market conditions, end markets for our products, fluctuations in raw material prices and the financial condition of our customers and suppliers;
•Economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States;
•Competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers;
•Our ability to successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation;
•Our ability to successfully value acquisitions;
•Our ongoing need to attract and retain highly qualified personnel and key management;
•The ability of the U.S. government to terminate our government contracts;
•Our ability to predict the timing and award of substantial contracts in our banknote business;
•The impact of commercial air traffic levels which are affected by a different array of factors including general economic conditions and global corporate travel spending, terrorism or pandemic health concerns;
•A reduction in congressional appropriations that affect defense spending;
•The outcomes of legal proceedings, claims and contract disputes;
•Adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims;
•Adverse effects as a result of further increases in environmental remediation activities, costs and related claims;
•Investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and
•Adverse effects of changes in tax, environmental and other laws and regulations in the United States and other countries in which we operate.

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

Process Valves and Related Products manufactures on/off isolation valves, instrumentation and controls, and related products for critical and demanding applications in the chemical, oil & gas, power and general industrial end markets globally. Products are sold under the trade names Crane, Saunders, Jenkins, Pacific, Xomox, Krombach, DEPA, ELRO, REVO, Flowseal, Centerline, Resistoflex, Duochek, Barksdale, Dynalco, Westlock, WTA, HOKE and DOPAK. Manufacturing locations, along with sales and service centers, are located across the North America, Europe, the Middle East, Asia and Australia.

Commercial Valves is engaged primarily in the manufacturing of valves and related products for the non-residential construction, general industrial, and municipal markets, and the distribution of pipe, valves and fittings (PVF) for the non-residential construction market. The primary geographies served by the manufacturing operations are the United Kingdom, the Middle East and continental Europe, and the PVF distribution business is focused exclusively on Canada. Brands include Stockham, Wask, Viking Johnson, IAT, Hattersley, NABIC, Sperryn, Wade, and Crane Supply. Manufacturing facilities are located in the United Kingdom and China, with additional sales offices in continental Europe and the Middle East; distribution facilities are located throughout Canada.

Pumps and Systems manufactures pumps and related products for water and wastewater applications in the industrial, municipal, commercial and military markets, primarily in the United States. Products are sold under the trade names Deming, Weinman, Burks and Barnes. Facilities are located in the United States and Canada.
On January 31, 2020, we completed the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”) for $172 million on a cash-free and debt-free basis, subject to a later adjustment. I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments. Facilities are located in the United States and the Netherlands. I&S has been integrated into our Process Valves and Related Products business.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency.
CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, and for certain vertical markets, it also provides currency handling and processing systems, complete cash and cashless payment and merchandising solutions, equipment service solutions, and fully connected managed service solutions. Facilities are located in the United States, the United Kingdom, Mexico, Japan, Switzerland, Germany and the Ukraine, with additional sales offices across the world.
In the third quarter of 2020, we completed an internal merger to consolidate the Crane Merchandising Systems (“CMS”) business into the vending vertical within the CPI business. This internal merger will enable improved coordination and collaboration while delivering increasingly integrated connectivity solutions to our customers.
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
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. The commercial market and military market accounted for 49% and 51%, respectively, of total segment sales in 2020. Sales to original equipment manufacturers ("OEM") and aftermarket customers were 75% and 25%, respectively, in 2020.
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
Human Capital Resources
To remain a leading manufacturer of highly engineered industrial products, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise.

At December 31, 2020, we employed approximately 11,000 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 5,800 people across 97 locations. At December 31, 2020, approximately 4% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our associates. We are committed to an inclusive and high-performance culture at all levels of the organization, based on trust and respect. The Company has a diverse global workforce located in 32 countries, spanning six continents.
We are further committed to developing our associates personally and professionally by leveraging a structured and disciplined Intellectual Capital (IC) process. This regular IC cadence includes constructive reviews and various talent and leadership development initiatives conducted by the executive management team and provided throughout an associate’s career.
The manufacture and production of our products requires the use of a variety of tools, equipment, materials, and supplies. At Crane, we are strongly committed to the health and safety of our associates and strive to continuously adhere to global regulatory safety requirements and to reduce the incidence and severity of job-related injuries. We utilize strict compliance protocols, training programs, effective risk management practices, and sound science in our operations to minimize risk to our associates.
During 2020, in response to the COVID-19 pandemic, we implemented additional health and safety protocols and new procedures across all of our global offices, manufacturing and distribution facilities to ensure the safety and well-being of our associates. These protocols included proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention and other public health authorities.
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

Executive Officers of the Registrant

Name	Position	Business Experience	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	President, Chief Executive Officer and Director since 2014. President and Chief Operating Officer from 2013 through 2014. Executive Vice President and Chief Operating Officer from 2011 to 2013.	57	2004
Alejandro Alcala	Senior Vice President	Senior Vice President Fluid Handling and operations in China, India and the Middle East & Africa since March 2020. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	46	2020
Christina Cristiano	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since May 2019. Vice President, Controller of Global Accounting and Statutory Reporting of Thomson Reuters from 2011 to May 2019.	48	2019
Anthony M. D'Iorio	Senior Vice President, General Counsel and Secretary	Senior Vice President since February 2021. Vice President, General Counsel and Secretary since February 2018. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	57	2018
Kurt Gallo	Senior Vice President	Senior Vice President, Payment & Merchandising Technologies and Engineered Materials since April 2019. President, Crane Payment Solutions since 2012 and its successor, Crane Payment Innovation since 2014.	56	2019
James A. Lavish	Vice President, People & Performance	Vice President, People and Performance since February 2020. Vice President, CBS, People & Performance from January 2016 through January 2020. Vice President, Crane Business System from 2013 through January 2016. President, Crane Pumps & Systems from 2008 to 2013.	54	2016
Richard A. Maue	Senior Vice President and Chief Financial Officer	Senior Vice President since January 2019. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	50	2007
Kristian R. Salovaara	Vice President of Business Development and Strategy	Vice President of Business Development and Strategy since 2014. Vice President, Business Development from 2011 to 2014.	60	2011
Edward S. Switter	Vice President, Treasurer and Tax	Vice President, Treasurer and Tax since September 2016. Vice President, Tax from 2011 through September 2016.	46	2011

Item 1A. Risk Factors
Our business, financial condition, results of operations and cash flows may be affected by a number of factors including, but not limited to those set forth below. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to COVID-19
Our financial condition and results of operations are expected to continue to be adversely affected by the coronavirus pandemic.
The novel strain of the coronavirus (“COVID-19”) pandemic is expected to continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. It is very difficult to predict the extent of the impact which the pandemic will have on our business operations, financial performance, results of operations, and financial position. We believe our operations and financial performance will continue to be negatively impacted by the COVID-19 pandemic which has caused a global slowdown of economic activity (including a decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to, governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including shutdown orders, border closings, restrictions on travel and transport and workforce pressures); the impact of the pandemic and actions taken in response on global and regional economies, travel, and economic activity; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; commodity prices such as oil and gas, and the pace of recovery when the COVID-19 pandemic subsides. We continue to expect lower demand and volume for products and services, supply chain disruptions, delays of deliveries and other factors related directly and indirectly to the COVID-19 pandemic. To the extent global vaccination programs do not achieve intended results and a longer period of economic and global supply chain and related disruption continues, the more adverse the impact will be on our business operations, financial performance and results of operations. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A prolonged or worsening worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations and access to credit markets, which could impact our financial condition, capitalization, and capital investments. Additionally, a prolonged period of generating lower cash flows from operations could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.
Risks Relating to Our Business
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
As of December 31, 2020, we were one of a number of defendants in cases involving 29,138 pending claims filed in various state and federal courts that allege injury or death as a result of exposure to asbestos. See Part II, Item 8 under Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements for additional information on:
•Our pending claims;
•Our historical settlement and defense costs for asbestos claims;
•The liability we have recorded in our financial statements for pending and reasonably anticipated asbestos claims through 2059;
•The asset we have recorded in our financial statements related to our estimated insurance coverage for asbestos claims; and
•Uncertainties related to our net asbestos liability.
In the fourth quarter of 2019, we updated the estimate of our asbestos liability and recorded a pre-tax charge of $229 million, net of insurance recoveries ($181 million after tax). Our updated liability estimate is for pending and reasonably anticipated asbestos claims through the generally accepted end point of such claims in 2059. Due to uncertainties in the tort system, as well as uncertainties inherent in the estimation process, future reviews may result in adjustments to our total asbestos-related liability. The aggregate liability was $670 million as of December 31, 2020.
Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, stockholder, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A failure of or cyber-attack on our information systems technology or those of our partners, vendors, supplier could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.
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
•Our Fluid Handling segment is dependent on global economic conditions, customer capital spending and commodity prices. Deterioration in any of these economic factors could result in sales and profits falling below our current outlook.
•Our Payment & Merchandising Technologies segment could be affected by sustained weakness in certain geographic markets or certain end markets such as gaming, retail or banking, as well as low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In addition, our results in this segment are subject to significant variability due to the timing and size of contract awards by central banks for banknote production and actual order rates, particularly with the U.S. government.
•In our Aerospace & Electronics segment, a significant decline in demand for air travel, or a decline in airline profitability generally, could result in reduced orders for aircraft and could also cause airlines to reduce their purchases of repair parts from our businesses. In addition, our Aerospace & Electronics segment could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products (for example, the grounding of the 737 MAX and associated suspension of 737 MAX production announced by Boeing in December 2019 reduced our sales and operating profit in 2020), or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms; in addition, demand for military and defense products is dependent upon government spending in certain areas which can vary year to year.
•In our Engineered Materials segment, sales and profits could be affected by declines in demand for RVs, building materials or truck trailers; results could also be impacted by unforeseen changes in capacity or price increases related to certain raw materials, in particular, resin.
Our operations expose us to the risk of environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation.
Our operations are subject to extensive environmental and health and safety laws and regulations in the jurisdictions in which they operate, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad in connection with our operations. The costs of compliance with these regulations results in ongoing costs that may increase over time. Failure to comply with any of these laws could result in civil and criminal liability, substantial monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flows. For example, during the fourth quarter of 2019, we received conceptual agreement from the Environmental Protection Agency on an alternative remediation strategy which is expected to further reduce the contaminant plume at the former manufacturing site in Goodyear, Arizona. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan. The total estimated gross liability was $39.8 million as of December 31, 2020.
Our businesses are subject to extensive governmental regulation; failure to comply with those regulations could adversely affect our financial condition, results of operations, cash flows and reputation.
We are required to comply with various import and export control laws, which may affect our transactions with certain customers, particularly in our Aerospace & Electronics, Fluid Handling and Payment & Merchandising Technology segments, as discussed more fully under “Specific Risks Relating to Our Business Segments.” In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. For example, compliance with regulations related to the sourcing of conflict-free minerals mined from the democratic Republic of Congo and adjoining countries could limit the pool of suppliers who can provide conflict-free minerals to us, and as a result, may cause us to incur additional expenses and may create challenges for us to obtain conflict-free minerals at competitive prices. In addition, we are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business, or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Failure to comply with any of these and similar regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales and assets related to our operations outside the U.S. were 37% of our consolidated amounts in 2020. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. These operations and transactions are subject to the risks associated with conducting business internationally, including, but not limited to:
•changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The U.S. government has also initiated tariffs on certain foreign goods from a variety of countries and regions, most notably China, and has raised the possibility of imposing significant, additional tariff increases or expanding the tariffs to capture other types of goods in other countries. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have and may continue to result in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows;
•the risks of fluctuations in foreign currency exchange rates, primarily the euro, the British pound, the Canadian dollar and the Japanese yen, could adversely affect our reported results, primarily in our Fluid Handling and Payment & Merchandising Technologies segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
•economic and political instability in the countries and regions in which we operate. This includes, for example, the uncertainty surrounding the United Kingdom’s exit from the European Union (Brexit) on January 31, 2020, including the effects of the Trade and Cooperation Agreement between the European Union, the European Atomic Energy Community and the United Kingdom signed on December 30, 2020. The political and economic instability created by Brexit has caused and may continue to cause volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty, which could adversely affect customer demand, our relationships with customers and suppliers, our business and financial statements.
Our ability to source parts and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.
Our operations require significant amounts of necessary parts and raw materials. We deploy a continuous, company-wide process to source our parts and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to source these parts or raw materials, our operations may be disrupted, or we could experience a delay or halt in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic, such as the COVID-19 pandemic; severe weather; the occurrence or threat of wars or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.
We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire.
We have evaluated, and expect to continue to evaluate, a wide array of potential acquisition transactions. Our acquisition program attempts to address the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities, systems of internal control and potential profitability of acquisition candidates, as well as other challenges such as retaining the employees and integrating the operations of the businesses we acquire. Integrating acquired operations, such as our 2020 acquisition of I&S or 2019 acquisition of Cummins-Allison, involves significant risks and uncertainties, including:
•Maintenance of uniform standards, controls, policies and procedures;

•Unplanned expenses associated with the integration efforts;
•Inability to achieve planned facility repositioning savings or related efficiencies from recent and ongoing investments; and
•Unidentified issues not discovered in the due diligence process, including legal contingencies.
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
As of December 31, 2020, we had goodwill and other intangible assets, net of accumulated amortization, of $2,129 million, which represented approximately 46% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
Our business could be harmed if we are unable to protect our intellectual property.
We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our products and technology. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent, or superseding proprietary technology, or competitors may offer equivalent non-infringing products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology. We could incur significant and/or unexpected costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters. Our inability to protect our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.
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
We compete with other manufacturing businesses for key human resources in the countries in which we operate, and we may not be able to retain our key personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Certain of our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. While we believe we have a robust intellectual capital process, we may have difficulty retaining such personnel or locating and hiring additional qualified personnel. The loss of the services of any of our key personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges of $32.1 million for the 2020 repositioning program related to actions to reduce our global workforce in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. We expect to achieve annualized savings of approximately $100 million. While these are proactive actions to increase our productivity and operating effectiveness, our failure to respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
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
While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.
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
Total net periodic pension benefit and pension contributions were $6.8 million and $26.1 million, respectively in 2020. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.

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
A portion of this segment’s business is subject to government contracting rules and regulations. Failure to comply with these requirements could result in suspension or debarment from government contracting or subcontracting, civil and criminal liability, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to export products and services, or damage to our reputation. At our foreign operations, results could also be adversely impacted by a weakening of local currencies against the U.S. dollar. Our Fluid Handling business has the greatest exposure to the euro, British pound and Canadian dollar, and lesser exposure to several other currencies.
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
Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns, such as the COVID-19 pandemic. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would likely result in decreased sales of our products and services. In addition, our commercial business could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products (for example, the grounding of the 737 MAX and associated suspension of 737 MAX production announced by Boeing in December 2019 reduced our sales and operating profit in 2020), or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2020:

	Facilities - Owned
Location	Fluid Handling		Payment & Merchandising Technologies		Aerospace & Electronics		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing:
United States	7	798,509	7	1,346,404	6	724,240	4	644,333	—	—	24	3,513,486
Canada	—	—	—	—	—	—	—	—	—	—	—	—
Europe	6	921,233	3	732,713	—	—	—	—	—	—	9	1,653,946
Other international	4	415,689	2	294,666	—	—	—	—	—	—	6	710,355
	17	2,135,431	12	2,373,783	6	724,240	4	644,333	—	—	39	5,877,787
Non-Manufacturing:											—	—
United States	2	98,510	7	286,973	—	—	—	—	—	—	9	385,483
Canada	6	143,634	—	—	—	—	—	—	—	—	6	143,634
Europe	2	73,780	1	11,000	—	—	—	—	—	—	3	84,780
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	10	315,924	8	297,973	—	—	—	—	—	—	18	613,897

	Facilities - Leased
Location	Fluid Handling		Payment & Merchandising Technologies		Aerospace & Electronics		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	2	97,220	1	141,049	—	—	—	—	—	—	3	238,269
Canada	1	20,572	—	—	—	—	—	—	—	—	1	20,572
Europe	3	517,890	2	35,771	—	—	—	—	—	—	5	553,661
Other international	2	410,615	—	—	1	63,653	—	—	—	—	3	474,268
	8	1,046,297	3	176,820	1	63,653	—	—	—	—	12	1,286,770
Non-Manufacturing
United States	6	186,765	52	268,635	3	12,718	3	78,950	3	39,875	67	586,943
Canada	22	472,846	5	15,028	—	—	—	—	—	—	27	487,874
Europe	6	49,173	6	317,617	2	21,218	—	—	—	—	14	388,008
Other international	20	159,599	4	17,627	—	—	—	—	—	—	24	177,226
	54	868,383	67	618,907	5	33,936	3	78,950	3	39,875	132	1,640,051
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
Crane Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2020, there were 1,771 holders of record of Crane Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from December 31, 2015 through December 31, 2020 with the total stockholder returns for the S&P 500 Index and the S&P MidCap Capital Goods Index.  The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2015 and that all dividends were reinvested.

Purchases of Equity Securities
We did not make any open-market share repurchases of our common stock during the three months ended December 31, 2020. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Selected Financial Data
Not Applicable

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
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations — For the Years Ended December 31, 2020, 2019 and 2018

	For the year ended December 31,			2020 vs 2019 Favorable / (Unfavorable) Change		2019 vs 2018 Favorable / (Unfavorable) Change
(in millions, except %)	2020	2019	2018	$	%	$	%
Net sales:
Fluid Handling	$1,005.8	$1,117.4	$1,101.8	$(111.6)	(10.0)%	$15.6	1.4%
Payment & Merchandising Technologies	1,104.8	1,158.3	1,257.0	(53.5)	(4.6)%	(98.7)	(7.9)%
Aerospace & Electronics	650.7	798.8	743.5	(148.1)	(18.5)%	55.3	7.4%
Engineered Materials	175.6	208.6	243.2	(33.0)	(15.8)%	(34.6)	(14.2)%
Total net sales	$2,936.9	$3,283.1	$3,345.5	$(346.2)	(10.5)%	$(62.4)	(1.9)%
Sales growth:
Core business				$(565.1)	(17.2)%	$(13.1)	(0.4)%
Foreign exchange				7.2	0.2%	(52.8)	(1.6)%
Acquisitions/dispositions				211.7	6.4%	3.5	0.1%
Total sales growth				$(346.2)	(10.5)%	$(62.4)	(1.9)%
Operating profit (loss):
Fluid Handling	$97.7	$131.7	$118.8	$(34.0)	(25.8)%	$12.9	10.9%
Payment & Merchandising Technologies	100.6	177.3	186.0	(76.7)	(43.3)%	(8.7)	(4.7)%
Aerospace & Electronics	100.7	189.4	164.2	(88.7)	(46.8)%	25.2	15.3%
Engineered Materials	22.7	26.8	37.8	(4.1)	(15.3)%	(11.0)	(29.1)%
Corporate expense	(58.8)	(66.9)	(65.5)	8.1	12.1%	(1.4)	(2.1)%
Corporate - Asbestos provision, net	—	(229.0)	—	229.0	NM	(229.0)	NM
Corporate - Environmental provision, net	—	(18.9)	—	18.9	NM	(18.9)	NM
Total operating profit	$262.9	$210.4	$441.3	$52.5	25.0%	$(230.9)	(52.3)%
Operating margin:
Fluid Handling	9.7%	11.8%	10.8%
Payment & Merchandising Technologies	9.1%	15.3%	14.8%
Aerospace & Electronics	15.5%	23.7%	22.1%
Engineered Materials	12.9%	12.9%	15.5%
Total operating margin	9.0%	6.4%	13.2%

Acquisition-related and integration charges (a)	$12.9	$5.2	$28.9
Restructuring and related charges, net (a)	$37.4	$29.1	$14.7

(a)	Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparability of our results from operations for the years ended December 31, 2020 and 2019 is affected by the following significant items:
Restructuring and Related Charges, net
In 2020, we recorded total pre-tax restructuring and related charges, net of $37.4 million primarily in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. In 2019, we recorded total pre-tax restructuring and related charges, net of $29.1 million; $9.9 million was related to the repositioning actions initiated in December 2019 in our Fluid Handling segment, $5.9 million was related to the acquisition of Crane Currency, and $13.3 million was related to the 2017 repositioning actions. We expect annualized pre-tax savings subsequent to initiating all actions for all programs to approximate $175 million. Please refer to the individual segment discussion and analysis that follows, as well as Part II, Item 8 under Note 15, "Restructuring" in the Notes to Consolidated Financial Statements for further discussion.
Acquisition-Related and Integration Charges
During 2020 and 2019, we recorded pre-tax acquisition-related and integration charges of $12.9 million and $5.2 million, respectively. Please refer to Part II, Item 8 under Note 2, "Acquisitions" in the Notes to Consolidated Financial Statements for further discussion.
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
OVERALL
Sales decreased by $346.2 million, or 10.5%, to $2,936.9 million in 2020. Net sales related to operations outside the United States for the years ended December 31, 2020 and 2019 was 37% and 36% of total net sales, respectively. The year-over-year lower sales included:
•a decrease in core sales of $565.1 million, or 17.2%, partially offset by
•an increase in sales related to acquisitions of $211.7 million, or 6.4%; and
•favorable foreign currency translation of $7.2 million, or 0.2%.
Operating profit increased by $52.5 million, or 25.0%, to $262.9 million in 2020. The increase in operating profit reflected the absence of the $229.0 million asbestos provision, net and the $18.9 million environmental provision, net, together with lower corporate costs. These increases were largely offset by lower operating profit in each of our segments. Operating profit in 2020 included restructuring and related charges, net of $37.4 million and acquisition-related and integration charges of $12.9 million. Operating profit in 2019 also included restructuring and related charges, net of $29.1 million and acquisition-related and integration charges of $5.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive income

(in millions) For the year ended December 31,	2020	2019	2018
Net income before allocation to noncontrolling interests	$181.1	$133.6	$335.5
Other comprehensive income (loss), net of tax
Currency translation adjustment	70.4	11.5	(41.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(53.6)	(47.7)	(26.2)
Other comprehensive income (loss), net of tax	16.8	(36.2)	(67.8)
Comprehensive income before allocation to noncontrolling interests	197.9	97.4	267.7
Less: Noncontrolling interests in comprehensive income	(0.5)	(0.1)	(0.3)
Comprehensive income attributable to common shareholders	$198.4	$97.5	$268.0
For the year ended December 31, 2020, comprehensive income before allocation to noncontrolling interests was $197.9 million compared to $97.4 million in 2019. The $100.5 million increase was primarily driven by a $58.9 million favorable impact of foreign currency translation adjustments year-over-year including fluctuations in the British pound, Canadian dollar, euro and Japanese yen; and $47.5 million of higher net income before allocation to noncontrolling interests. These increases were partially offset by a $5.9 million decrease due to changes in pension and postretirement plan assets and benefit obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FLUID HANDLING

(in millions, except %) For the year ended December 31,	2020	2019	2018
Net sales by product line:
Process Valves and Related Products	$631.6	$685.1	$685.4
Commercial Valves	286.3	332.1	325.4
Pumps and Systems	87.9	100.2	91.0
Total net sales	$1,005.8	$1,117.4	$1,101.8
Operating profit	$97.7	$131.7	$118.8
Acquisition-related and integration charges (a)	$6.3	$0.6	$—
Restructuring and related charges, net (a)	$10.5	$19.2	$10.0
Assets	$1,106.1	$941.6	$878.2
Backlog	$313.4	$267.0	$279.6
Operating margin	9.7%	11.8%	10.8%

(a)	Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Fluid Handling sales decreased by $111.6 million, or 10.0%, to $1,005.8 million, driven by lower core sales of $165.6 million, or 14.9%, partially offset by a benefit from the acquisition of I&S of $53.2 million, or 4.8%, and favorable foreign currency translation of $0.8 million, or 0.1%.
•Sales of Process Valves and Related Products decreased by $53.5 million, or 7.8%, to $631.6 million in 2020. The decrease reflected lower core sales of $108.5 million, or 15.9%, partially offset by a benefit from the acquisition of I&S of $53.2 million, or 7.8%, and favorable foreign currency translation of $1.8 million, or 0.3%, as the euro strengthened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related largely to impacts from COVID-19.
•Sales of Commercial Valves decreased by $45.8 million, or 13.8%, to $286.3 million in 2020, primarily driven by a core sales decline of $44.9 million, or 13.5%, and unfavorable foreign currency translation of $0.9 million, or 0.3%, as the Canadian dollar weakened against the U.S. dollar. The core sales decline reflected a broad-based decline in demand related to COVID-19 across all geographies.
•Sales of Pumps and Systems decreased by $12.3 million, or 12.3%, to $87.9 million in 2020. The decrease primarily reflected lower sales to military, industrial, and non-residential construction markets, partially offset by a slight increase in municipal sales.
Fluid Handling operating profit decreased by $34.0 million, or 25.8%, to $97.7 million in 2020. The decrease primarily reflected the impact from lower sales volume, partially offset by productivity, COVID-19 related cost reduction actions and repositioning savings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2020	2019	2018
Net sales by product line:
Payment Acceptance and Dispensing Products (a)	$670.8	$805.5	$798.8
Banknotes and Security Products	434.0	352.8	458.2
Total net sales	$1,104.8	$1,158.3	$1,257.0
Operating profit	$100.6	$177.3	$186.0
Acquisition-related and integration charges (b)	$6.5	$2.4	$28.9
Restructuring and related charges, net (b)	$19.8	$7.6	$3.7
Assets	$2,215.3	$2,303.4	$2,074.4
Backlog	$347.6	$311.4	$331.5
Operating margin	9.1%	15.3%	14.8%

(a)	As a result of an internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. Prior periods have been reclassified to conform to the current year presentation.
(b)	Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales decreased $53.5 million, or 4.6%, to $1,104.8 million in 2020, reflecting lower core sales of $218.3 million, or 18.9%, partially offset by a benefit from the acquisition of Cummins-Allison of $158.6 million, or 13.7%, and favorable foreign currency translation of $6.2 million, or 0.5%.
•Sales of Payment Acceptance and Dispensing Products decreased $134.7 million, or 16.7%, to $670.8 million in 2020. The decrease reflected lower core sales of $295.1 million, or 36.6%, partially offset by a benefit from the acquisition of Cummins-Allison of $158.6 million, or 19.7%, and favorable foreign currency translation of $1.8 million, or 0.2%, as the Japanese yen strengthened against the U.S. dollar . The core sales decrease reflected lower sales to all vertical markets driven primarily by COVID-19 related demand impacts.
•Sales of Banknotes and Security Products increased $81.2 million, or 23.0%, to $434.0 million in 2020. The increase reflected higher core sales of $76.8 million, or 21.8%, and favorable foreign currency translation of $4.4 million, or 1.3%, as the euro strengthened against the U.S. dollar. The core sales increase reflected higher sales to both international customers and the U.S. Government.
Payment & Merchandising Technologies operating profit decreased by $76.7 million, or 43.3%, to $100.6 million in 2020. The decrease was driven primarily by the impact from lower sales volume, partially offset by productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2020	2019	2018
Net sales by product line:
Commercial Original Equipment	$226.4	$357.2	$343.4
Military Original Equipment	258.7	217.2	195.7
Commercial Aftermarket	93.0	161.4	150.5
Military Aftermarket	72.6	63.0	53.9
Total net sales	$650.7	$798.8	$743.5
Operating profit	$100.7	$189.4	$164.2
Restructuring and related charges, net (a)	$6.5	$2.3	$1.0
Assets	$593.9	$638.1	$603.9
Backlog	$491.2	$567.4	$446.6
Operating margin	15.5%	23.7%	22.1%

(a)	Restructuring and related charges, net are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $148.1 million, or 18.5%, to $650.7 million in 2020. The commercial market and military market accounted for 49% and 51%, respectively, of total segment sales in 2020. Sales to OEM and aftermarket customers in 2020 were 75% and 25% of total sales, respectively.
•Sales of Commercial Original Equipment decreased by $130.8 million, or 36.6%, to $226.4 million in 2020, primarily reflecting lower aircraft build rates as a result of COVID-19, and to a lesser extent, the impact of Boeing’s 737 MAX production pause.
•Sales of Military Original Equipment increased by $41.5 million, or 19.1%, to $258.7 million in 2020, primarily reflecting broad-based military demand strength across solutions.
•Sales of Commercial Aftermarket decreased by $68.4 million, or 42.4%, to $93.0 million in 2020, primarily reflecting lower sales of commercial spares, and to a lesser extent, lower repair and overhaul sales, as airlines reduced flight schedules in response to COVID-19.
•Sales of Military Aftermarket increased by $9.6 million, or 15.2%, to $72.6 million in 2020, primarily reflecting broad-based military demand strength across solutions.
Aerospace & Electronics operating profit decreased by $88.7 million, or 46.8%, to $100.7 million in 2020, primarily reflecting the impact from lower sales volume, partially offset by productivity, COVID-19 related cost reduction actions and repositioning savings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ENGINEERED MATERIALS

(in millions, except %) For the year ended December 31,	2020	2019	2018
Net sales by product line:
FRP- Recreational Vehicles	$68.9	$84.5	$119.0
FRP- Building Products	83.1	91.9	92.2
FRP- Transportation	23.6	32.2	32.0
Total net sales	$175.6	$208.6	$243.2
Operating profit	$22.7	$26.8	$37.8
Restructuring and related charges (a)	$0.6	$—	$—
Assets	$217.3	$219.6	$222.1
Backlog	$12.8	$9.4	$14.9
Operating margin	12.9%	12.9%	15.5%

(a)	Restructuring and related charges are included in operating profit and operating margin.
Engineered Materials sales decreased by $33.0 million, or 15.8%, to $175.6 million in 2020.
•Sales of FRP panels to RV manufacturers decreased by $15.6 million, or 18.5%, to $68.9 million in 2020, reflecting lower RV industry production rates.
•Sales of FRP to building products customers decreased $8.8 million, or 9.6%, to $83.1 million in 2020, reflecting lower demand from customers, particularly restaurants, due to the impact of COVID-19.
•Sales of FRP to transportation customers decreased $8.6 million, or 26.7%, to $23.6 million in 2020, primarily reflecting lower trailer industry production rates.
Engineered Materials operating profit decreased by $4.1 million, or 15.3%, to $22.7 million in 2020, primarily reflecting the impact from the lower sales volume, partially offset by productivity.
CORPORATE

(in millions) For the year ended December 31,	2020	2019	2018
Corporate expense	$(58.8)	$(66.9)	$(65.5)
Corporate — Asbestos provision, net	—	(229.0)	—
Corporate — Environmental provision, net	—	(18.9)	—
Total Corporate expense	$(58.8)	$(314.8)	$(65.5)

Acquisition-related and integration charges (a)	$0.1	$2.2	$—

(a)	Acquisition-related and integration charges are included in Corporate expense
Total Corporate expense was lower by $256.0 million in 2020 due to the absence of a pre-tax asbestos provision, net of insurance recoveries of $229.0 million and a pre-tax environmental provision, net of reimbursements of $18.9 million. See Note 12, "Commitments and Contingencies" in the Notes to Consolidated Financial Statements for further discussion related to the asbestos and environmental provisions.
INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2020	2019	2018
Interest income	$2.0	$2.7	$2.3
Interest expense	$(55.3)	$(46.8)	$(50.9)
Miscellaneous income, net	$14.9	$4.4	$18.7
Interest expense increased $8.5 million, or 18.2%, primarily related to additional debt associated with the 364-Day Credit Agreement. Miscellaneous income, net increased $10.5 million, or 238.6%, primarily reflecting a higher net periodic pension benefit resulting from non-service pension cost adjustments related to a decrease in interest costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INCOME TAX

(in millions, except %) For the year ended December 31,	2020	2019	2018
Income before tax — U.S.	$124.9	$64.0	$296.4
Income before tax — non-U.S.	99.6	106.7	115.0
Income before tax — worldwide	$224.5	$170.7	$411.4
Provision for income taxes	$43.4	$37.1	$75.9
Effective tax rate	19.3%	21.7%	18.4%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2020	2019	2018
Net cash provided by (used in):
Operating activities	$309.5	$393.9	$413.8
Investing activities	(229.1)	(221.0)	(752.3)
Financing activities	55.1	(124.6)	(7.9)
Effect of exchange rates on cash and cash equivalents	21.6	2.2	(16.4)
Increase (decrease) in cash and cash equivalents	$157.1	$50.5	$(362.8)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic and by paying dividends and/or repurchasing shares.
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets. At the end of 2020, we had more than $1.1 billion in available liquidity.
On April 16, 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars in an aggregate principal amount equal to $300 million, and term loans denominated in euros in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. When our term loan matures in April 2021, we expect to repay it with cash on hand and issuance of commercial paper.
Operating Activities
Cash provided by operating activities, a key source of our liquidity, was $309.5 million in 2020, compared to $393.9 million in 2019. The decrease in cash provided by operating activities was primarily driven by lower operating results, partially offset by lower working capital levels. Net asbestos-related payments in 2020 and 2019 were $31.1 million and $41.5 million, respectively. In 2021, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $45 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash provided by divestitures of businesses or assets. Cash used for investing activities was $229.1 million in 2020, compared to $221.0 million in 2019. The increase in cash used for investing activities was driven by net cash used to purchase marketable securities of $30 million and higher cash paid for acquisitions, partially offset by lower capital expenditures resulting from deferring certain capital expenditures in response to the COVID-19 pandemic. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $75 million in 2021.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $55.1 million in 2020, compared to cash used for financing activities of $124.6 million in 2019. The increase in cash provided by financing activities was driven by $343.9 million of borrowings under the 364-day credit facility, partially offset by $122.2 million of net repayments of commercial paper in 2020 compared to $149.4 million of net proceeds of commercial paper in 2019 and the absence of $103.4 million repayment of the amount that was due under the syndicated loan facility and the building loan facility which we assumed as part of the Crane Currency acquisition.
Financing Arrangements
Total debt was $1,218.6 million and $991.4 million as of December 31, 2020 and 2019, respectively. Our indebtedness as of December 31, 2020 was as follows:
•$27.2 million of commercial paper;
•$348.5 million under the 364-Day Credit Agreement;
•$299.1 million of 4.45% notes due 2023;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•$198.4 million of 6.55% notes due 2036; and
•$346.2 million of 4.20% notes due 2048.
As of December 31, 2020, our total debt to total capitalization ratio was 44.4%, computed as follows:

(in millions)
Short-term borrowings	$375.7
Long-term debt	842.9
Total indebtedness	$1,218.6
Total shareholders’ equity	1,528.9
Capitalization	$2,747.5
Total indebtedness to capitalization	44.4%
See Part II, Item 8 under Note 13, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2020, our senior unsecured debt was rated BBB by S&P Global Ratings with a Negative outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2020:

	Payment due by Period
(in millions)	Total	2021	2022 -2023	2024 -2025	2026 and after
Debt (a)	$1,226.4	$376.4	$300.0	$—	$550.0
Fixed interest payments	647.4	41.2	81.7	55.6	468.9
Operating lease payments	145.4	26.9	40.9	25.2	52.4
Purchase obligations	114.6	109.4	5.2	—	—
Pension and postretirement benefits (b)	573.8	53.8	109.9	115.4	294.7
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—
Total	$2,707.6	$607.7	$537.7	$196.2	$1,366.0
(a) Debt includes commercial paper, borrowings under 364-Day Credit Agreement and scheduled principal payments.
(b) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $2.4 per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2029.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: Long-term asbestos liability
($603.6), long-term environmental liability ($29.4) and gross unrecognized tax benefits ($34.0) and related gross interest and penalties ($7.5).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2020	2019
Short-term borrowings	$375.7	$149.4
Long-term debt	842.9	842.0
Total debt	1,218.6	991.4
Less cash and cash equivalents	551.0	393.9
Net debt (a)	667.6	597.5
Equity	1,531.1	1,476.3
Net capitalization (a)	$2,198.7	$2,073.8
Net debt to equity (a)	43.6%	40.5%
Net debt to net capitalization (a)	30.4%	28.8%

(a)	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.
In 2020, equity increased $54.8 million as a result of net income before allocation to noncontrolling interests of $181.1 million, the impact of equity-based awards and related settlement activities of $27.3 million and currency translation adjustment of $70.4 million. These increases were partially offset by cash dividends of $100.4 million, share repurchases of $70.0 million and changes in pension and post retirement plan assets and benefit obligations, net of tax of $53.6 million.

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
For 2021, we expect a total year-over-year sales increase of approximately 4%, driven by low-single digit core growth, a 1% to 2% benefit from favorable foreign exchange, and a slight acquisition benefit. We expect an improvement in operating profit of more than 50%, driven by a combination of restructuring and acquisition related charges recorded in 2020 that will not repeat in 2021, operating leverage on higher volumes, and productivity and repositioning savings.
Fluid Handling
In 2021, we expect Fluid Handling sales to increase in the low to mid-single digit range compared to 2020, driven by favorable foreign exchange of approximately 2%, a slight increase in core sales, and a small contribution from the I&S acquisition.
We expect Process Valves and Related Products sales to increase in the mid-single digit range compared to 2020, driven by low-single digit core sales growth, a small benefit from the I&S acquisition, and slightly favorable foreign exchange. We expect Commercial Valves sales to be approximately flat compared to 2020, driven by a low to mid-single digit benefit from favorable foreign exchange largely offset by a decline in core sales. We expect Pumps and Systems sales to increase in the low-single digit range compared to 2020, driven by growth in the military and U.S. municipal markets.
We expect an improvement in the segment’s operating profit and operating margin compared to 2020, driven by strong productivity, lower restructuring and acquisition related charges, and repositioning savings.
Payment & Merchandising Technologies
In 2021, we expect Payment & Merchandising Technologies sales to increase in the high-single digit range compared to 2020, driven primarily by mid-single digit core sales growth, and a low-single digit benefit from favorable foreign exchange.
At Crane Payment Innovations, we expect core sales growth in the mid-single digit range, driven by broad-based strength across vertical markets. At Crane Currency, we expect core sales to increase in the high-single digit range compared to 2020.
We expect the segment’s operating profit to increase substantially compared to 2020, driven by the impact from the higher sales volume, favorable product mix, productivity and repositioning savings, and lower restructuring and acquisition-related costs.
Aerospace & Electronics
In 2021, we expect Aerospace & Electronics core sales to decline in the high-single digit range compared to 2020. We expect a decline in our commercial OEM business driven by lower aircraft build rates, and we expect a decline in our commercial aftermarket business given continued weakness in airline flight hours due to the impacts of COVID-19. We expect a decline in our defense OEM and aftermarket businesses given very challenging comparisons to 2020 where these markets exhibited very strong growth. We expect segment operating profit and operating margin to decrease compared to 2020 driven primarily by the impact of the lower sales volume, partially offset by improved productivity, repositioning savings, and lower restructuring and related costs.
Engineered Materials
In 2021, we expect the Engineered Materials segment sales to increase approximately 20% compared to 2020 driven primarily by substantially stronger recreational vehicle industry build rates, higher trailer industry build rates, a recovery in certain building products end markets, and share gain initiatives. Segment operating profit and operating margin are expected to increase compared to 2020 driven primarily by the impact of the higher sales volume.

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
Goodwill and Other Intangible Assets.  As of December 31, 2020, we had $1,609.0 million of goodwill and $520.3 million of net intangible assets, of which $70.9 million were intangibles with indefinite useful lives, consisting of trade names.
During 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic during the interim periods. We concluded that it was not more likely than not that the fair values of the reporting units and indefinite-lived intangible assets were below their carrying values. We also performed our annual impairment assessment (as described below) and concluded that no impairment charges have been required during 2020.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2020, we had seven reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.5%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, in order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2020, 2019 or 2018.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Management has made its best estimate of the costs through 2059. Through December 31, 2020, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2020. The liability was $670 million as of December 31, 2020.
In conjunction with developing the aggregate liability estimate referenced above, we also developed an estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements, as well as a number of additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits and their interrelationships. As of December 31, 2020 and 2019, we had an aggregate asbestos insurance receivable of $87 million and $98 million, respectively.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2020 is substantially all for the former manufacturing site in Goodyear, Arizona (the "Goodyear Site"). Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $39.8 million and $46.9 million as of December 31, 2020 and 2019, respectively.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $7.8 million and $9.7 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2020 and 2019, respectively.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 18% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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
The net periodic pension benefit was $6.8 million, $0.6 million and $15.3 million in 2020, 2019 and 2018, respectively. The net periodic pension benefit was $6.2 million higher in 2020 compared to 2019, driven by lower interest costs for both U.S. and non U.S. plans. Employer cash contributions were $26.1 million, $4.2 million and $57.5 million (includes a $28 million discretionary contribution) in 2020, 2019 and 2018, respectively.
Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2020 pension expense by $1.1 million for U.S. pension plans and $1.2 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have increased 2020 pension expense by $0.1 million for U.S. pension plans and $0.7 million for non-U.S. pension plans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost are as follows:

	Pension Benefits
For the year ended December 31,	2020	2019	2018
Benefit Obligations
U.S. Plans:
Discount rate	2.62%	3.34%	4.36%
Rate of compensation increase	N/A	N/A	N/A
Interest credit rate	0.93%	2.83%	2.40%
Non-U.S. Plans:
Discount rate	1.07%	1.70%	2.42%
Rate of compensation increase	3.10%	2.89%	3.06%
Interest credit rate	0.29%	0.22%	0.84%
Net Periodic Benefit Cost
U.S. Plans:
Discount rate	3.34%	4.36%	3.75%
Expected rate of return on plan assets	7.25%	7.25%	7.75%
Rate of compensation increase	N/A	N/A	N/A
Interest credit rate	2.83%	2.40%	2.49%
Non-U.S. Plans:
Discount rate	1.70%	2.42%	2.15%
Expected rate of return on plan assets	5.31%	5.34%	6.49%
Rate of compensation increase	2.89%	3.06%	2.80%
Interest credit rate	0.22%	0.84%	0.66%
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
Total debt outstanding was $1,218.6 million as of December 31, 2020, which was at fixed rates of interest ranging from 4.20% to 6.55%.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.
•Our year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant.
•Based on a sensitivity analysis as of December 31, 2020, a 10% change in the foreign currency exchange rates for the year ended December 31, 2020 would have impacted our net earnings by approximately $7.3 million, due primarily to the British pound, Canadian dollar and euro. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2020, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Co.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Co. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Asbestos Liability - Refer to Note 12, Commitments and Contingencies, to the financial statements
Critical Audit Matter Description
The Company is a defendant in cases filed in numerous state and federal courts alleging injury or death of exposure to asbestos. The Company records an estimated liability related to the resolution cost of pending and future claims projected to be filed against the Company for which management believes are probable of occurring and reasonably estimable. The model utilized by the Company to estimate its asbestos liability has several factors that involve the application of significant judgement and estimates with a significant measurement of uncertainty. The most significant factors affecting the asbestos liability are (1) the number of new mesothelioma claims filed against the Company, (2) the average settlement costs for mesothelioma claims, (3) the percentage of mesothelioma claims dismissed against the Company and (4) the aggregate defense costs incurred by the Company. These factors are interdependent, and no one factor predominates in determining the liability estimate. Changes in these estimates and assumptions could have a significant impact on the asbestos liability. The current and non-current liability as of December 31, 2020 was $66.5 million and $603.6 million, respectively.

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
•We tested the design and effectiveness of controls over the asbestos liability, including those over the projection of settlement value of current and future claims.
•We obtained the System and Organization Control Report (SOC) 1 reports for the outside service providers to evaluate the processes and controls relevant to the Company’s asbestos claims administration.
•With the assistance of our internal actuarial specialists, we:
•Evaluated the reasonableness of the underlying methodology for estimating the liability.
•Tested the completeness and accuracy of underlying source data that served as the basis for the actuarial analysis and estimates to the underlying source database, including historical claims, to test that the inputs to the actuarial estimate were reasonable.
•Compared management’s prior-year assumptions of expected development and ultimate loss to actual incurred during the current year to identify potential bias in the determination of the liability.
•Developed a range of independent estimates based on loss information and historical and industry claim development factors and compared our estimates to the Company’s estimates.
•We considered the impact of changes in the regulatory and litigation environments on management’s assumptions by performing corroborating inquires with the Company’s internal and external legal counsel.
•We evaluated management’s ability to accurately estimate the future liability by comparing actual results to management’s historical estimates.
•We assessed the reasonableness of the forecast period used by the Company to estimate the liability.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 23, 2021

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2020	2019	2018
Net sales	$2,936.9	$3,283.1	$3,345.5
Operating costs and expenses:
Cost of sales	1,930.7	2,104.1	2,156.2
Selling, general and administrative	698.1	698.0	711.9
Asbestos provision, net	—	229.0	—
Environmental provision, net	—	18.9	—
Restructuring charges, net	32.3	17.5	7.2
Acquisition-related and integration charges	12.9	5.2	28.9
Operating profit	262.9	210.4	441.3
Other income (expense):
Interest income	2.0	2.7	2.3
Interest expense	(55.3)	(46.8)	(50.9)
Miscellaneous income, net	14.9	4.4	18.7
	(38.4)	(39.7)	(29.9)
Income before income taxes	224.5	170.7	411.4
Provision for income taxes	43.4	37.1	75.9
Net income before allocation to noncontrolling interests	181.1	133.6	335.5
Less: Noncontrolling interest in subsidiaries’ earnings (loss)	0.1	0.3	(0.1)
Net income attributable to common shareholders	$181.0	$133.3	$335.6

Basic earnings per share	$3.10	$2.23	$5.63
Weighted average basic shares outstanding	58.3	59.8	59.6

Diluted earnings per share	$3.08	$2.20	$5.50
Weighted average diluted shares outstanding	58.8	60.6	61.0

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2020	2019	2018
Net income before allocation to noncontrolling interests	$181.1	$133.6	$335.5
Other comprehensive income (loss), net of tax
Currency translation adjustment	70.4	11.5	(41.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(53.6)	(47.7)	(26.2)
Other comprehensive income (loss), net of tax	16.8	(36.2)	(67.8)
Comprehensive income before allocation to noncontrolling interests	197.9	97.4	267.7
Less: Noncontrolling interests in comprehensive income	(0.5)	(0.1)	(0.3)
Comprehensive income attributable to common shareholders	$198.4	$97.5	$268.0

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$551.0	$393.9
Current insurance receivable - asbestos	14.4	14.1
Accounts receivable, net	432.7	555.1
Inventories, net	438.2	457.3
Other current assets	137.4	79.5
Total current assets	1,573.7	1,499.9
Property, plant and equipment, net	600.4	616.3
Insurance receivable - asbestos	72.5	83.6
Long-term deferred tax assets	14.9	35.1
Intangible assets, net	520.3	505.1
Goodwill	1,609.0	1,472.4
Other assets	198.1	211.3
Total assets	$4,588.9	$4,423.7
Liabilities and equity
Current liabilities:
Short-term borrowings	$375.7	$149.4
Accounts payable	218.4	311.1
Current asbestos liability	66.5	65.0
Accrued liabilities	395.9	378.2
U.S. and foreign taxes on income	0.1	13.0
Total current liabilities	1,056.6	916.7
Long-term debt	842.9	842.0
Accrued pension and postretirement benefits	329.7	298.4
Long-term deferred tax liability	53.6	55.8
Long-term asbestos liability	603.6	646.6
Other liabilities	171.4	187.9
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,139 shares issued; 58,127,948 and 59,002,205 shares outstanding in 2020 and 2019, respectively	72.4	72.4
Capital surplus	330.7	315.6
Retained earnings	2,192.8	2,112.2
Accumulated other comprehensive loss	(466.4)	(483.7)
Treasury stock; 14,298,191 and 13,423,934 treasury shares in 2020 and 2019, respectively	(600.6)	(542.8)
Total shareholders’ equity	1,528.9	1,473.7
Noncontrolling interest	2.2	2.6
Total equity	1,531.1	1,476.3
Total liabilities and equity	$4,588.9	$4,423.7
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For year ended December 31,
(in millions)	2020	2019	2018
Operating activities:
Net income attributable to common shareholders	$181.0	$133.3	$335.6
Noncontrolling interest in subsidiaries' earnings (loss)	0.1	0.3	(0.1)
Net income before allocation to noncontrolling interests	$181.1	$133.6	$335.5
Asbestos provision, net	—	229.0	—
Environmental provision, net	—	18.9	—
Loss on deconsolidation of joint venture	—	1.2	1.7
Realized gain on marketable securities	—	(1.1)	—
Depreciation and amortization	127.5	113.5	120.0
Stock-based compensation expense	22.3	22.3	21.6
Defined benefit plans and postretirement credit	(7.1)	(0.7)	(15.0)
Deferred income taxes	18.1	(25.1)	47.7
Cash provided by (used for) operating working capital	39.1	(40.0)	16.3
Defined benefit plans and postretirement contributions	(28.4)	(8.7)	(59.8)
Environmental payments, net of reimbursements	(4.2)	(8.2)	(6.3)
Asbestos related payments, net of insurance recoveries	(31.1)	(41.5)	(63.9)
Other	(7.8)	0.7	16.0
Total provided by operating activities	309.5	393.9	413.8

Investing activities:
Payments for acquisitions, net of cash acquired	(169.5)	(156.2)	(648.0)
Proceeds from disposition of capital assets	4.5	3.1	1.9
Capital expenditures	(34.1)	(68.8)	(108.8)
Impact of deconsolidation of joint venture	—	(0.2)	2.6
Purchase of marketable securities	(90.0)	(8.8)	—
Proceeds from sale of marketable securities	60.0	9.9	—
Total used for investing activities	(229.1)	(221.0)	(752.3)

Financing activities:
Dividends paid	(100.4)	(93.2)	(83.5)
Reacquisition of shares on open market	(70.0)	(79.9)	(50.1)
Stock options exercised, net of shares reacquired	5.1	2.9	16.1
Debt issuance costs	(1.3)	—	(5.4)
Repayment of long-term debt	—	(99.4)	(452.2)
Repayment of short-term debt	—	(7.4)	(100.0)
Proceeds from issuance of long-term debt	—	3.0	567.2
Proceeds from issuance of short-term debt	—	—	100.0
Proceeds from issuance of commercial paper with maturities greater than 90 days	251.3	25.0	—
Repayments of commercial paper with maturities greater than 90 days	(296.7)	—	—
Net (repayments) proceeds from issuance of commercial paper with maturities of 90 days or less	(76.8)	124.4	—
Proceeds from revolving credit facility	77.2	—	—
Repayments of revolving credit facility	(77.2)	—	—
Proceeds from term loan	343.9	—	—
Total provided by (used for) financing activities	55.1	(124.6)	(7.9)
Effect of exchange rates on cash and cash equivalents	21.6	2.2	(16.4)
Increase (decrease) in cash and cash equivalents	157.1	50.5	(362.8)
Cash and cash equivalents at beginning of period	393.9	343.4	706.2
Cash and cash equivalents at end of period	$551.0	$393.9	$343.4

Detail of cash provided by (used for) operating working capital:
Accounts receivable	$138.5	$3.8	$4.8
Inventories	35.4	(8.3)	(38.8)
Other current assets	(5.8)	(1.3)	(11.4)
Accounts payable	(102.6)	(23.4)	37.0
Accrued liabilities	4.8	(35.2)	40.9
U.S. and foreign taxes on income	(31.2)	24.4	(16.2)
Total	$39.1	$(40.0)	$16.3
Supplemental disclosure of cash flow information:
Interest paid	$53.8	$47.4	$47.5
Income taxes paid	$46.5	$37.9	$58.4
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2017	72.4	$291.7	$1,813.3	$(380.1)	$(452.1)	$1,345.2	$3.3	$1,348.5
Net income	—	—	335.6	—	—	335.6	(0.1)	335.5
Cash dividends ($1.40 per share)	—	—	(83.5)	—	—	(83.5)	—	(83.5)
Reacquisition on open market of 582,066 shares	—	—	—	—	(50.1)	(50.1)	—	(50.1)
Cumulative effect of adoption of ASC 606	—	—	6.7	—	—	6.7	—	6.7
Exercise of stock options, net of shares reacquired of 449,948	—	—	—	—	24.0	24.0	—	24.0
Stock-based compensation	—	21.6	—	—	—	21.6	—	21.6
Impact from settlement of share-based awards, net of shares acquired	—	(9.8)	—	—	2.0	(7.8)	—	(7.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(26.2)	—	(26.2)	—	(26.2)
Currency translation adjustment	—	—	—	(41.3)	—	(41.3)	(0.3)	(41.6)
BALANCE DECEMBER 31, 2018	72.4	$303.5	$2,072.1	$(447.6)	$(476.2)	$1,524.2	$2.9	$1,527.1
Net income	—	—	133.3	—	—	133.3	0.3	133.6
Cash dividends ($1.56 per share)	—	—	(93.2)	—	—	(93.2)	—	(93.2)
Reacquisition on open market of 987,630 shares	—	—	—	—	(79.9)	(79.9)	—	(79.9)
Exercise of stock options, net of shares reacquired of 218,540	—	—	—	—	11.5	11.5	—	11.5
Stock-based compensation	—	22.3	—	—	—	22.3	—	22.3
Impact from settlement of share-based awards, net of shares acquired	—	(10.2)	—	—	1.8	(8.4)	—	(8.4)
Deconsolidation of a joint venture	—	—	—	—	—	—	(0.5)	(0.5)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(47.7)	—	(47.7)	—	(47.7)
Currency translation adjustment	—	—	—	11.6	—	11.6	(0.1)	11.5
BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	181.0	—	—	181.0	0.1	181.1
Cash dividends ($1.72 per share)	—	—	(100.4)	—	—	(100.4)	—	(100.4)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Exercise of stock options, net of shares reacquired of 183,320	—	—	—	—	8.9	8.9	—	8.9
Stock-based compensation	—	22.3	—	—	—	22.3	—	22.3
Impact from settlement of share-based awards, net of shares acquired	—	(7.2)	—	—	3.3	(3.9)	—	(3.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Currency translation adjustment	—	—	—	70.9	—	70.9	(0.5)	70.4
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(in millions, except per share data) For the year ended December 31,	2020	2019	2018
Net income attributable to common shareholders	$181.0	$133.3	$335.6

Weighted average basic shares outstanding	58.3	59.8	59.6
Effect of dilutive shared-based awards	0.5	0.8	1.4
Weighted average diluted shares outstanding	58.8	60.6	61.0

Basic earnings per share	$3.10	$2.23	$5.63
Diluted earnings per share	$3.08	$2.20	$5.50
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2020, 2019 and 2018, the number of stock options excluded from the computation was 2.1 million, 1.2 million and 0.4 million, respectively.
Cash and Cash Equivalents.  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable, Net.  Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $10.9 million and $7.2 million as of December 31, 2020 and 2019, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2020 and 2019. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Inventories, net.  Inventories consist of the following:

(in millions) December 31,	2020	2019
Finished goods	$130.5	$130.6
Finished parts and subassemblies	54.5	66.1
Work in process	45.2	47.7
Raw materials	208.0	212.9
Total inventories, net	$438.2	$457.3
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $2.3 million and $6.7 million for the years ended December 31, 2020 and 2019, respectively, and reduced cost of sales by $2.5 million for the year ended December 31, 2018. The portion of inventories costed using the LIFO method was 30.7% and 27.7% of consolidated inventories as of December 31, 2020 and 2019, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $26.8 million and $17.1 million as of December 31, 2020 and 2019, respectively. The reserve for excess and obsolete inventory was $95.8 million and $85.9 million as of December 31, 2020 and 2019, respectively.
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
Property, Plant and Equipment, net.  Property, plant and equipment, net consists of the following:

(in millions) December 31,	2020	2019
Land	$88.5	$84.4
Buildings and improvements	289.6	282.6
Machinery and equipment	917.7	889.9
Gross property, plant and equipment	1,295.8	1,256.9
Less: accumulated depreciation	695.4	640.6
Property, plant and equipment, net	$600.4	$616.3
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $77.2 million, $71.6 million and $72.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Goodwill and Other Intangible Assets.  Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. During 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic during the interim periods. We concluded that it was not more likely than not that the fair values of the reporting units and indefinite-lived intangible assets were below their carrying values. We also performed our annual impairment assessment (as described below) and concluded that no impairment charges have been required during 2020. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2020, we had seven reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.5%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during 2020, 2019 or 2018.
Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2018	$240.8	$789.2	$202.4	$171.3	$1,403.7
Additions	—	63.4	—	—	63.4
Currency translation	0.1	5.2	—	—	5.3
Balance as of December 31, 2019	$240.9	$857.8	$202.4	$171.3	$1,472.4
Additions	106.1	—	—	—	106.1
Adjustments to purchase price allocations	—	5.6	—	—	5.6
Currency translation	13.0	11.8	0.1	—	24.9
Balance as of December 31, 2020	$360.0	$875.2	$202.5	$171.3	$1,609.0
For the year ended December 31, 2020, additions to goodwill within the Fluid Handling segment were $106.1 million. These additions represent the preliminary purchase price allocation for the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”). For the year ended December 31, 2020, adjustments to goodwill within the Payment & Merchandising Technologies segment were $5.6 million. These adjustments represent the finalization of the purchase price allocation for the acquisition of Cummins-Allison Corp. ("Cummins-Allison").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the year ended December 31, 2019, additions to goodwill within the Payment & Merchandising Technologies segment were $63.4 million. These additions represent the preliminary purchase price allocation related to the acquisition of Cummins-Allison of $54.7 million and the finalization of the purchase price allocation of the January 2018 acquisition of Crane & Co., Inc. (“Crane Currency”) of $8.7 million.
See discussion in Note 2, “Acquisitions” for further details.
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
During 2020, we observed a significant decline in the market valuation of our common shares as a result of the COVID-19 pandemic. As such, we performed sensitivity analyses based on more recent assumptions, including entity-specific and macroeconomic factors resulting from the COVID-19 pandemic during the interim periods. We concluded that it was not more likely than not that the fair values of our indefinite-lived intangible assets were below their carrying values. We believe there have been no other events or circumstances which would more likely than not reduce the fair value of our indefinite-lived or definite-lived intangible assets below their carrying value.
As of December 31, 2020, we had $520.3 million of net intangible assets, of which $70.9 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2019, we had $505.1 million of net intangible assets, of which $69.9 million were intangibles with indefinite useful lives, consisting of trade names.
Changes to intangible assets are as follows:

(in millions) December 31,	2020	2019	2018
Balance at beginning of period, net of accumulated amortization	$505.1	$481.8	$276.8
Additions	52.5	66.0	252.8
Amortization expense	(48.4)	(40.0)	(44.5)
Currency translation and other	11.1	(2.7)	(3.3)
Balance at end of period, net of accumulated amortization	$520.3	$505.1	$481.8
For the year ended December 31, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S. For the year ended December 31, 2019, additions to intangible assets represent the purchase price allocation related to the acquisition of Cummins-Allison. See discussion in Note 2, “Acquisitions” for further details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2020			December 31, 2019
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.7	$138.2	$58.4	$79.8	$134.2	$56.8	$77.4
Customer relationships and backlog	18.0	663.6	280.6	383.0	603.1	241.3	361.8
Drawings	40.0	11.1	10.5	0.6	11.1	10.5	0.6
Other	11.8	144.9	88.0	56.9	141.6	76.3	65.3
Total	17.6	$957.8	$437.5	$520.3	$890.0	$384.9	$505.1
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2021	$44.4
2022	$43.9
2023	$43.8
2024	$42.9
2025 and after	$274.4
Accumulated Other Comprehensive Loss
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items		Currency Translation Adjustment		Total (c)
Balance as of December 31, 2017	$(270.4)	(a)	$(109.7)	(a)	$(380.1)
Other comprehensive (loss) income before reclassifications	(36.2)	(b)	(41.3)		(77.5)
Amounts reclassified from accumulated other comprehensive loss	10.0	(b)	—		10.0
Net period other comprehensive (loss) income	(26.2)		(41.3)		(67.5)
Balance as of December 31, 2018	(296.6)	(a)	(151.0)	(a)	(447.6)
Other comprehensive (loss) income before reclassifications	(58.4)	(b)	11.6		(46.8)
Amounts reclassified from accumulated other comprehensive loss	10.7	(b)	—		10.7
Net period other comprehensive (loss) income	(47.7)		11.6		(36.1)
Balance as of December 31, 2019	(344.3)	(a)	(139.4)	(a)	(483.7)
Other comprehensive (loss) income before reclassifications	(67.4)		70.9		3.5
Amounts reclassified from accumulated other comprehensive loss	13.8		—		13.8
Net period other comprehensive (loss) income	(53.6)		70.9		17.3
Balance as of December 31, 2020	$(397.9)		$(68.5)		$(466.4)

(a)
Balance has been revised to correct a $21.7 million misclassification between previously reported amounts, which resulted in a decrease in previously reported Defined Benefit Pension and Other Postretirement Items as of December 31, 2017, 2018 and 2019 from $(292.1) million, $(318.3) million and $(366.0) million, respectively, to $(270.4) million,$(296.6) million and $(344.3) million, respectively, and an increase in previously reported Currency Translation Adjustment as of December 31, 2017, 2018 and 2019 from $(88.0) million, $(129.3) million and $(117.7) million, respectively, to $(109.7) million, $(151.0) million and $(139.4) million, respectively. This correction had no effect on the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017.

(b)
Balance has been revised to correct a $9.6 million and $15.5 million misclassification between previously reported amounts, which resulted in a decrease in previously reported Other comprehensive (loss) income before reclassifications for the years ended December 31, 2018 and 2019 from $(45.8) million and $(73.9) million, respectively to $(36.2) million and $(58.4) million, respectively, and a decrease in previously reported Amounts reclassified from accumulated other comprehensive loss for the years ended December 31, 2018 and 2019 from $19.6 million and $26.2 million, respectively, to $10.0 million and $10.7 million, respectively. This correction had no effect on the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018.

(c)	Net of tax benefit of $148.2 million, $135.4 million and $122.2 million for 2020, 2019, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2020	2019		2018
Amortization of pension items:
Prior service costs	$(0.3)	$(0.3)		$(0.5)
Net loss	19.1	15.3		14.2
Amortization of postretirement items:
Prior service costs	(1.1)	(1.1)		(1.0)
Net gain	—	(0.3)		(0.2)
Total before tax	$17.7	$13.6		$12.5
Tax impact	3.9	2.9	(a)	2.5	(a)
Total reclassifications for the period	$13.8	$10.7		$10.0

(a)
Balance has been revised to correct a misclassification between previously reported amounts of $15.5 million and $9.6 million for the years ended December 31, 2019 and 2018, respectively, which resulted in an increase in previously reported Tax impact from $(12.6) million and $(7.1) million, respectively, to $2.9 million and $2.5 million, respectively. This correction had no effect on the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements - Not Yet Adopted as of December 31, 2020
Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Certain amendments should be applied prospectively, while other amendments should be applied retrospectively to all periods presented. We do not expect that the amended guidance will have a material effect on our consolidated financial statements and related disclosures when we adopt this standard effective January 1, 2021.
Recent Accounting Pronouncements - Adopted
Disclosure Requirements for Defined Benefit Plans
In August 2018, the FASB issued amended guidance to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amended guidance removes the requirements to disclose: amounts in accumulated other comprehensive income (loss) expected to be recognized as components of net periodic benefit cost over the next fiscal year; the amount and timing of plan assets expected to be returned to the entity; and the effects of a one-percentage point change in assumed health care cost trend rates. The amended guidance requires disclosure of an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This guidance is effective for fiscal years ending after December 15, 2020. Effective December 31, 2020, we adopted the amended guidance and applied the disclosure requirements on a retrospective basis to all periods presented. This amended guidance did not have a material effect on our disclosures.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued amended guidance that changes the impairment model for most financial assets and certain other instruments. For trade receivables, contract assets and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a current expected credit loss (“CECL”) model that will immediately recognize an estimate of credit losses that are expected to occur over the life of the financial instruments that are in the scope of this update, including trade receivables. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except that the losses will be recognized as an allowance. The CECL model is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect collectability.
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected credit loss model and did not result in a material adjustment upon adoption. The allowance for doubtful accounts was $10.9 million and $7.2 million as of December 31, 2020 and 2019, respectively.
Leases
In February 2016, the FASB issued amended guidance on accounting for leases. The amended guidance requires the recognition of a right-of-use asset and a lease liability for all leases by lessees and amends disclosure requirements associated with leasing arrangements.
On January 1, 2019, we adopted ASC 842, “Leases” (“the new standard” or “ASC 842”) using the modified retrospective method. Under this method, we elected to apply the new standard as of the application date. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts continue to be reported under ASC 840, “Leases” (“ASC 840”). We elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives us the option to not reassess: (1) whether expired or existing contracts are or contain leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases. We also elected the practical expedient to not separate lease and non-lease components, which allows us to account for lease and nonlease components as a single lease component. We did not elect the (1) hindsight practical expedient in our determination of the lease term for our existing leases; and (2) the short-term practical expedient to exclude short-term leases from our right-of-use assets and lease liabilities. We implemented a new system, processes, and controls to enable the preparation of financial information upon adoption.

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
Instrumentation & Sampling Business Acquisition
On January 31, 2020, we completed the acquisition of I&S for $172.3 million on a cash-free and debt-free basis, subject to a later adjustment reflecting I&S' net working capital, cash, the assumption of certain debt-like items, and I&S' transaction expenses. We funded the acquisition through short-term borrowings consisting of $100 million of commercial paper and $67 million from our revolving credit facility, and cash on hand. In August 2020, we received $3.1 million related to the final working capital adjustment which resulted in net cash paid of $169.2 million.

I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S has been integrated into the Fluid Handling segment. The amount allocated to goodwill reflects the expected sales synergies, manufacturing efficiency and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	11.0
Other assets	6.0
Intangible assets	52.5
Goodwill	106.1
Total assets acquired	$196.6

Total current liabilities	$8.1
Other liabilities	19.3
Total assumed liabilities	$27.4
Net assets acquired	$169.2
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Pro Forma Data
I&S’ results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for either prior period.
Cummins-Allison Acquisition
On December 31, 2019 we completed the acquisition of Cummins-Allison. The base purchase price of the acquisition was $160 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Cummins-Allison’s net working capital, cash, and Cummins-Allison’s transaction expenses. The amount paid, net of cash acquired, was $156.2 million. We issued $150 million of commercial paper and used cash on hand to fund the acquisition. In November 2020, we paid $0.2 million related to the final working capital adjustment which resulted in net cash paid of $156.4 million.
Cummins-Allison is a leading provider of high speed, cash and coin counting and sorting machines and retail cash office solutions which are primarily used in back-office applications. Cummins-Allison has been integrated into our Payment & Merchandising Technologies segment. Cummins-Allison also has a nationwide service network to support these hardware sales. The amount allocated to goodwill reflects the expected synergies related to material costs, supply chain manufacturing productivity and research and development. Goodwill from this acquisition is not deductible for tax purposes.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of Cummins-Allison. The fair value of certain assets and liabilities has been completed as required by ASC 805.

Net assets acquired (in millions)
Total current assets	$91.6
Property, plant and equipment	26.3
Other assets	9.1
Intangible assets	66.0
Goodwill	60.3
Total assets acquired	$253.3

Total current liabilities	$71.6
Other liabilities	25.3
Total assumed liabilities	$96.9
Net assets acquired	$156.4
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
Supplemental Pro Forma Data
The following unaudited pro forma combined information assumes that the acquisition was completed on January 1, 2018. The unaudited pro forma consolidated net sales for 2019 and 2018 would have been $3,475.2 million and $3,531.1 million, respectively. The unaudited pro forma consolidated net sales are provided for illustrative purposes only and are not indicative of our actual consolidated results of operations or consolidated financial position. Consolidated pro forma net income attributable to common shareholders has not been presented since the impact is not material to our financial results in any of the periods.
Crane Currency Acquisition
On January 10, 2018, we completed the acquisition of Crane Currency. The base purchase price of the acquisition was $800 million on a cash-free, debt-free basis, subject to a later adjustment reflecting Crane Currency’s net working capital, cash, the assumption of certain debt-like items, and Crane Currency’s transaction expenses. The amount paid, net of cash acquired, was $672.3 million. In July 2018, we received $24.3 million related to the final working capital adjustment of the Crane Currency acquisition, resulting in net cash paid of $648.0 million. To finance the acquisition, we issued commercial paper under our commercial paper program and utilized proceeds from term loans that we issued at the closing of the acquisition, as well as available cash on hand. At the closing, the transitory subsidiary of Crane Co. merged with and into Crane Currency, with Crane Currency surviving as a wholly owned subsidiary of Crane Co.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the years ended December 31, 2020, 2019 and 2018, we recorded $12.9 million, $5.2 million and $28.9 million, respectively, of integration and transaction costs. Acquisition-related costs for the years ended December 31, 2020 and 2018 included $5.6 million and $9.1 million, respectively of inventory step-up and backlog amortization. Acquisition-related costs are recorded within “Acquisition-related and integration charges” in our Consolidated Statements of Operations.

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
The acquisition of I&S has been integrated into Process Valves and Related Products business. See discussion in Note 2,
“Acquisitions” for further details.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency.  CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, and for certain vertical markets, it also provides currency handling and processing systems, complete cash and cashless payment and merchandising solutions, equipment service solutions, and fully connected managed service solutions. Crane Currency is a supplier of banknotes and highly engineered banknote security features.
In the third quarter of 2020, we completed an internal merger to consolidate the Crane Merchandising Systems (“CMS”) business into the vending vertical within the CPI business. This internal merger will enable improved coordination and collaboration while delivering increasingly integrated connectivity solutions to our customers.
The acquisition of Cummins-Allison has been integrated into our CPI business. See discussion in Note 2, “Acquisitions” for further details.
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
For the year ended December 31, 2020, operating profit included acquisition-related and integration charges and restructuring charges, net. For the year ended December 31, 2019, operating profit included an asbestos provision, net; an environmental provision, net; acquisition-related and integration charges and restructuring charges, net. For the year ended December 31, 2018, operating profit included acquisition-related and integration charges and restructuring charges, net. See Note 2, “Acquisitions” for discussion on the acquisition-related costs. See Note 15, “Restructuring Charges, Net” for discussion of the restructuring charges, net. See Note 12, “Commitments and Contingencies” for discussion of the asbestos provision, net and environmental provision, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) December 31,	2020	2019	2018
Fluid Handling
Net sales	$1,005.8	$1,117.4	$1,101.8
Operating profit	97.7	131.7	118.8
Assets	1,106.1	941.6	878.2
Goodwill	360.0	240.9	240.8
Capital expenditures	13.7	23.4	19.9
Depreciation and amortization	21.6	14.2	15.2
Payment & Merchandising Technologies
Net sales	$1,104.8	$1,158.3	$1,257.0
Operating profit	100.6	177.3	186.0
Assets	2,215.3	2,303.4	2,074.4
Goodwill	875.2	857.8	789.2
Capital expenditures	9.3	20.6	57.5
Depreciation and amortization	85.9	77.1	82.4
Aerospace & Electronics
Net sales	$650.7	$798.8	$743.5
Operating profit	100.7	189.4	164.2
Assets	593.9	638.1	603.9
Goodwill	202.5	202.4	202.4
Capital expenditures	9.8	20.0	20.6
Depreciation and amortization	14.2	13.5	13.0
Engineered Materials
Net sales	$175.6	$208.6	$243.2
Operating profit	22.7	26.8	37.8
Assets	217.3	219.6	222.1
Goodwill	171.3	171.3	171.3
Capital expenditures	1.2	4.4	10.3
Depreciation and amortization	3.7	5.6	6.4
TOTAL NET SALES	$2,936.9	$3,283.1	$3,345.5
Operating profit (loss)
Reporting segments	$321.7	$525.2	$506.8
Corporate expense — before asbestos and environmental provisions	(58.8)	(66.9)	(65.5)
Corporate expense — asbestos provision, net	—	(229.0)	—
Corporate expense — environmental provision, net	—	(18.9)	—
TOTAL OPERATING PROFIT	$262.9	$210.4	$441.3
Interest income	2.0	2.7	2.3
Interest expense	(55.3)	(46.8)	(50.9)
Miscellaneous income, net	14.9	4.4	18.7
INCOME BEFORE INCOME TAXES	$224.5	$170.7	$411.4
Assets
Reporting segments	$4,132.6	$4,102.7	$3,778.6
Corporate	456.3	321.0	264.1
TOTAL ASSETS	$4,588.9	$4,423.7	$4,042.7
TOTAL GOODWILL (Reporting segments)	$1,609.0	$1,472.4	$1,403.7
Capital expenditures
Reporting segments	$34.0	$68.4	$108.3
Corporate	0.1	0.4	0.5
TOTAL CAPITAL EXPENDITURES	$34.1	$68.8	$108.8
Depreciation and amortization
Reporting segments	$125.4	$110.4	$117.0
Corporate	2.1	3.1	3.0
TOTAL DEPRECIATION AND AMORTIZATION	$127.5	$113.5	$120.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information by geographic region:

(in millions) December 31,	2020	2019	2018
Net sales (a)
United States	$1,862.7	$2,111.3	$2,107.2
Canada	162.9	176.8	172.3
United Kingdom	270.9	393.6	397.5
Continental Europe	480.1	410.1	484.2
Other international	160.3	191.3	184.3
TOTAL NET SALES	$2,936.9	$3,283.1	$3,345.5

(in millions) December 31,	2020	2019	2018
Long-lived assets (a) (b)
United States	$339.2	$364.2	$304.6
Canada	15.8	17.6	7.8
Europe	266.6	259.6	249.3
Other international	60.7	61.7	32.5
Corporate	22.4	25.8	4.9
TOTAL LONG-LIVED ASSETS	$704.7	$728.9	$599.1

(a)	Net sales and Long-lived assets, net by geographic region are based on the location of the business unit.
(b)	Long-lived assets consist of property, plant and equipment, net in 2020, 2019 and 2018 and right-of-use assets, net in 2020 and 2019. There were no right-of-use assets in 2018 due to the adoption of ASC 842 on January 1, 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2020	2019	2018
Fluid Handling
Process Valves and Related Products	$631.6	$685.1	$685.4
Commercial Valves	286.3	332.1	325.4
Pumps and Systems	87.9	100.2	91.0
Total Fluid Handling	$1,005.8	$1,117.4	$1,101.8

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products (a)	$670.8	$805.5	$798.8
Banknotes and Security Products	434.0	352.8	458.2
Total Payment & Merchandising Technologies	$1,104.8	$1,158.3	$1,257.0

Aerospace & Electronics
Commercial Original Equipment	$226.4	$357.2	$343.4
Military Original Equipment	258.7	217.2	195.7
Commercial Aftermarket Products	93.0	161.4	150.5
Military Aftermarket Products	72.6	63.0	53.9
Total Aerospace & Electronics	$650.7	$798.8	$743.5

Engineered Materials
FRP - Recreational Vehicles	$68.9	$84.5	$119.0
FRP - Building Products	83.1	91.9	92.2
FRP - Transportation	23.6	32.2	32.0
Total Engineered Materials	$175.6	$208.6	$243.2

Total Net Sales	$2,936.9	$3,283.1	$3,345.5

(a)
As a result of an internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment (See Note 3). Prior periods have been reclassified to conform to the current year presentation.

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2020, backlog was $1,165.0 million. We expect to recognize approximately 84% of our remaining performance obligations as revenue in 2021, an additional 13% by 2022 and the balance thereafter.
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

(in millions) December 31,	2020	2019
Contract assets	$66.7	$55.8
Contract liabilities	$103.0	$88.4
During 2020, we recognized revenue of $82.6 million related to contract liabilities as of December 31, 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Research and Development
Research and development costs are expensed when incurred.

(in millions) December 31,	2020	2019		2018
Research and Development Costs	$74.6	$74.7	(a)	$89.1	(a)

(a)
The Company revised the fiscal year 2019 and 2018 amounts reported above to increase certain research and development costs that were excluded from the previously reported amounts by $27.2 million and $30.7 million, respectfully. This correction had no effect on the Company’s previously reported consolidated financial statements as of and for the years ended December 31, 2019 and 2018.

Note 6 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 18% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 10% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. As a result of the acquisition of Crane Currency, we also have postretirement medical and Medicare supplement that cover substantially all former full-time U.S. employees of Crane Currency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$1,168.7	$1,031.0	$29.0	$29.0
Service cost	6.4	5.4	0.3	0.3
Interest cost	26.1	32.7	0.9	1.1
Plan participants’ contributions	0.5	0.5	—	0.1
Amendments	(0.2)	0.5	—	—
Actuarial loss	94.8	131.3	2.0	1.8
Settlements	(9.3)	(0.7)	—	—
Curtailments	(3.5)	—	—	—
Benefits paid	(46.8)	(47.7)	(2.2)	(2.4)
Foreign currency exchange and other	23.6	16.4	—	(0.9)
Administrative expenses paid	(0.5)	(0.7)	—	—
Benefit obligation at end of year	$1,259.8	$1,168.7	$30.0	$29.0
Change in plan assets:
Fair value of plan assets at beginning of year	$965.8	$877.2	$—	$—
Actual return on plan assets	70.3	113.8	—	—
Employer contributions	26.1	4.2	2.2	2.3
Plan participants’ contributions	0.5	0.5	—	0.1
Settlements	(9.3)	(0.7)	—	—
Benefits paid	(46.8)	(47.7)	(2.2)	(2.4)
Foreign currency exchange and other	18.5	19.6	—	—
Administrative expenses paid	(1.0)	(1.1)	—	—
Fair value of plan assets at end of year	$1,024.1	$965.8	$—	$—
Funded status	$(235.7)	$(202.9)	$(30.0)	$(29.0)
In the U.S., 2020 actuarial losses in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2020 actuarial losses in the projected benefit obligation were primarily the result of decreases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation and minor adjustments to actuarial assumptions generated combined gains of 5% of expected year end obligations.
In the U.S., 2019 actuarial losses in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2019 actuarial losses in the projected benefit obligation were primarily the result of decreases in discount rates. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined gains of 1% of expected year end obligations.
Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2020	2019	2020	2019
Other assets	$62.6	$64.8	$—	$—
Current liabilities	(1.5)	(1.4)	(2.6)	(2.2)
Accrued pension and postretirement benefits	(296.8)	(266.3)	(27.4)	(26.8)
Funded status	$(235.7)	$(202.9)	$(30.0)	$(29.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2020	2019	2020	2019
Net actuarial loss (gain)	$532.3	$466.1	$(0.9)	$(2.9)
Prior service credit	(2.8)	(4.5)	(4.1)	(5.2)
Total recognized in accumulated other comprehensive loss	$529.5	$461.6	$(5.0)	$(8.1)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2020	2019	2020	2019	2020	2019
Projected benefit obligation	$699.1	$650.2	$560.7	$518.5	$1,259.8	$1,168.7
Accumulated benefit obligation	699.1	650.2	548.9	508.8	1,248.0	1,159.0
Fair value of plan assets	482.8	451.5	541.3	514.3	$1,024.1	965.8
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2020	2019
Projected benefit obligation	$1,060.4	$950.1
Accumulated benefit obligation	1,049.5	940.6
Fair value of plan assets	762.5	682.4

Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2020	2019	2018	2020	2019	2018
Net Periodic (Benefit) Cost:
Service cost	$6.4	$5.4	$5.9	$0.3	$0.3	$0.3
Interest cost	26.1	32.7	30.1	0.9	1.1	1.1
Expected return on plan assets	(57.5)	(53.7)	(65.6)	—	—	—
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(1.1)	(1.1)	(1.0)
Amortization of net loss (gain)	19.1	15.3	14.2	—	(0.3)	(0.2)
Recognized curtailment (gain) loss	(2.3)	—	0.3	—	—	—
Settlement costs	1.7	—	0.3	—	—	—
Net periodic (benefit) cost	$(6.8)	$(0.6)	$(15.3)	$0.1	$—	$0.2
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2020	2019	2018	2020	2019	2018
U.S. Plans:
Discount rate	2.62%	3.34%	4.36%	2.30%	3.20%	4.30%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	0.93%	2.83%	2.40%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	1.07%	1.70%	2.42%	N/A	N/A	3.30%
Rate of compensation increase	3.10%	2.89%	3.06%	N/A	N/A	N/A
Interest credit rate	0.29%	0.22%	0.84%	N/A	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2020	2019	2018	2020	2019	2018
U.S. Plans:
Discount rate	3.34%	4.36%	3.75%	3.20%	4.10%	3.50%
Expected rate of return on plan assets	7.25%	7.25%	7.75%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	2.83%	2.40%	2.49%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	1.70%	2.42%	2.15%	N/A	N/A	N/A
Expected rate of return on plan assets	5.31%	5.34%	6.49%	N/A	N/A	N/A
Rate of compensation increase	2.89%	3.06%	2.80%	N/A	N/A	N/A
Interest credit rate	0.22%	0.84%	0.66%	N/A	N/A	N/A

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
In the U.S. plan, the 7.25% expected rate of return on assets assumption for 2020 reflected a long-term target comprised of an asset allocation range of 35%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash and cash equivalents. As of December 31, 2020, the actual asset allocation for the U.S. plan was 63% equity securities, 16% fixed income securities, 17% alternative assets and 4% cash and cash equivalents.
For the non-U.S. plans, the 5.31% expected rate of return on assets assumption for 2020 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2020, the actual weighted average asset allocation for the non-U.S. plans was 28% equity securities, 34% fixed income securities, 36% alternative assets/other and 2% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2020	2019
Health care cost trend rate assumed for next year	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2020	2019
Equity securities	15%-75%	44%	43%
Fixed income securities	15%-75%	26%	26%
Alternative assets/Other	0%-45%	27%	29%
Cash and money market	0%-10%	3%	2%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The primary investment objective of our various pension trusts is to maximize the value of plan assets, focusing on capital preservation, current income and long-term growth of capital and income. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, alternative assets and cash instruments.
Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies. Equity securities include Crane Co. common stock, which represents 4% and 5% of plan assets as of December 31, 2020 and 2019, respectively.
The fair value of our pension plan assets as of December 31, 2020, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$30.1	$—	$—	$—	$30.1
Common Stocks
Actively Managed U.S. Equities	103.2	—	—	—	103.2
Fixed Income Bonds and Notes	—	0.1	—	—	0.1
Commingled and Mutual Funds
U.S. Equity Funds	117.3	—	—	—	117.3
Non-U.S. Equity Funds	53.2	—	—	178.0	231.2
U.S. Fixed Income, Government and Corporate	76.6	—	—	—	76.6
Registered Investment Company	18.3	—	—	—	18.3
Collective Trust	—	—	22.8	19.2	42.0
Non-U.S. Fixed Income, Government and Corporate	—	—	—	186.5	186.5
International Balanced Funds	—	—	—	1.9	1.9
Alternative Investments
Insurance / Annuity Contract(s)	—	14.2	—	—	14.2
Hedge Funds and LDI	—	—	—	153.8	153.8
International Property Funds	—	—	—	48.9	48.9
Total Fair Value	$398.7	$14.3	$22.8	$588.3	$1,024.1

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2020, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2019, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient(a)	Total Fair Value
Cash Equivalents and Money Markets	$14.7	$—	$—	$—	$14.7
Common Stocks
Actively Managed U.S. Equities	130.6	—	—	—	130.6
Fixed Income Bonds and Notes	—	0.1	—	—	0.1
Commingled and Mutual Funds
U.S. Equity Funds	77.9	—	—	—	77.9
Non-U.S. Equity Funds	44.8	—	—	158.6	203.4
U.S. Fixed Income, Government and Corporate	75.7	—	—	—	75.7
Registered Investment Company	30.2	—	—	—	30.2
Collective Trust	—	—	22.6	21.2	43.8
Non-U.S. Fixed Income, Government and Corporate	—	—	—	176.1	176.1
International Balanced Funds	—	—	—	1.8	1.8
Alternative Investments
Insurance / Annuity Contract(s)	—	15.1	—	—	15.1
Hedge Funds and LDI	—	—	—	147.3	147.3
International Property Funds	—	—	—	49.1	49.1
Total Fair Value	$373.9	$15.2	$22.6	$554.1	$965.8

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2019, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis
The following table sets forth a summary of pension plan assets valued using NAV or its equivalent as of December 31, 2020 and December 31, 2019:

	Redemption Frequency	Unfunded Commitment	Other Redemption Restrictions	Redemption Notice Period
Non-U.S. Equity Funds (a)	Immediate	None	None	None
Non-U.S. Fixed Income, Government and Corporate (b)	Immediate	None	None	None
International Balanced Funds (c)	Immediate	None	None	None
Collective Trust Fund (d)	Immediate	None	None	None
Hedge Funds (e)	Quarterly	None	None	65 days written
Hedge Funds (e)	Quarterly	None	None	30 days written
Hedge Funds (e)	Quarterly	None	None	30 days written
International Property Funds (f)	Immediate	None	None	None
Hedge Funds and LDI (g)	Immediate	None	None	None

(a)	These funds invest in corporate equity securities outside the United States.
(b)	These funds invest in corporate and government fixed income securities outside the United States.
(c)	These funds invest in a blend of equities, fixed income, cash and property outside the United States.
(d)	These funds are managed in a collective trust under Australia's Superannuation plan structure.
(e)	These funds are direct investment alternative investments/hedge funds that deploy a multi-strategy approach to investing (e.g., long/short, event-driven, credit, etc.)
(f)	These funds invest in real property outside the United States.
(g)	These funds invest in strategies that seek to add diversification to a portfolio with uncorrelated risk profiles or are designed to track the duration of all or part of the underlying liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $20.7 million to our defined benefit pension plans during 2021. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2021	$51.2	$2.6
2022	51.8	2.4
2023	53.2	2.5
2024	54.3	2.4
2025	56.6	2.1
2026 to 2030	285.5	9.2
Total payments	$552.6	$21.2
Supplemental Executive Retirement Plan
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees. There were no pre-tax settlement gains recorded in 2020. We recorded a pre-tax settlement gain of $0.1 million and $0.4 million in 2019 and 2018, respectively. Accrued SERP benefits were $3.9 million and $3.4 million as of December 31, 2020 and 2019, respectively. Employer contributions made to the SERP were $0.2 million, $2.2 million and $0.2 million in 2020, 2019 and 2018, respectively.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $11.8 million, $11.0 million and $9.9 million in 2020, 2019 and 2018, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $14.5 million, $13.4 million and $12.5 million in 2020, 2019 and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Rental expense was $40.3 million, $34.8 million and $33.8 million for 2020, 2019 and 2018, respectively.
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

Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2020	2019
Assets
Operating right-of-use assets	Other assets	$104.2	$112.6
Liabilities
Current lease liabilities	Accrued liabilities	$23.4	$24.0
Long-term lease liabilities	Other liabilities	86.5	91.5
Total lease liabilities		$109.9	$115.5
The components of lease cost were as follows:

(in millions) December 31,	2020	2019
Operating lease cost	$33.1	$32.6
Variable lease cost	$7.2	$2.2
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2020	2019
Weighted-average remaining lease term - operating leases	9.8	9.7
Weighted-average discount rate - operating leases	3.8%	3.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental cash flow information related to our operating leases was as follows for periods ended December 31, 2020 and 2019:

(in millions) December 31,	2020	2019
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$26.5	$24.3
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.0	$21.0
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2020
2021	$26.9
2022	22.6
2023	18.3
2024	14.3
2025	10.9
Thereafter	52.4
Total future minimum operating lease payments	$145.4
Imputed interest	35.5
Present value of lease liabilities reported	$109.9

Note 8 – Stock-Based Compensation Plans

At December 31, 2020, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the "2013 Plan") and 2018 Stock Incentive Plan (the "2018 Plan"), applicable to employees and non-employee directors.

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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Dividend yield	3.05%	2.20%	1.74%
Volatility	27.15%	25.17%	23.25%
Risk-free interest rate	1.23%	2.64%	2.45%
Expected lives in years	5.2	4.2	4.2
Expected dividend yield is based on our dividend rate. Expected stock volatility was determined based upon the historical volatility for the four year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represents the period of time that options granted are expected to be outstanding.
Activity in our stock option plans for the year ended December 31, 2020 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2020	2,582	$66.26
Granted	640	76.29
Exercised	(183)	48.78
Canceled	(163)	79.05
Options outstanding as of December 31, 2020	2,876	$68.88	6.37
Options exercisable as of December 31, 2020	1,694	$61.86	5.00
Included in our share-based compensation was expense recognized for our stock option awards of $6.6 million, $6.0 million and $5.9 million in 2020, 2019 and 2018, respectively. The weighted-average fair value of options granted during 2020, 2019 and 2018 was $15.18, $15.79 and $17.79, respectively. The total fair value of shares vested during 2020, 2019 and 2018 was $6.2 million, $6.3 million and $6.5 million, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $4.1 million, $6.8 million and $17.6 million, respectively. The total cash received from these option exercises during 2020, 2019 and 2018 was $8.9 million, $11.4 million and $24.2 million, respectively. The tax benefit realized for the tax deductions from option exercises and vesting of restricted share units was $0.6 million and $3.8 million as of December 31, 2020 and 2019, respectively. The aggregate intrinsic value of exercisable options was $29.5 million, $39.4 million and $16.7 million as of December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $11.9 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.09 years.

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
Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $15.7 million, $16.3 million and $15.7 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $23.8 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.87 years.
Changes in our restricted share units for the year ended December 31, 2020 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2020	480	$83.23
Restricted share units granted	178	78.04
Restricted share units vested	(154)	71.52
Restricted share units forfeited	(25)	82.96
Performance-based restricted share units granted	75	93.05
Performance-based restricted share units vested	(48)	111.24
Performance-based restricted share units forfeited	(21)	97.98
Restricted share units as of December 31, 2020	485	$83.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2020	2019	2018
U.S. operations	$124.9	$64.0	$296.4
Non-U.S. operations	99.6	106.7	115.0
Total	$224.5	$170.7	$411.4
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2020	2019	2018
Current:
U.S. federal tax	$11.3	$31.0	$9.3
U.S. state and local tax	1.6	2.2	4.9
Non-U.S. tax	12.4	29.0	14.0
Total current	25.3	62.2	28.2
Deferred:
U.S. federal tax	16.5	(26.4)	35.7
U.S. state and local tax	(0.1)	3.0	2.0
Non-U.S. tax	1.7	(1.7)	10.0
Total deferred	18.1	(25.1)	47.7
Total provision for income taxes *	$43.4	$37.1	$75.9
* Included in the above amounts are excess tax benefits from share-based compensation of $0.6, $3.8 and $5.4 in 2020, 2019 and 2018, respectively, which were reflected as reductions in our provision for income taxes in 2020, 2019 and 2018.
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2020	2019	2018
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(3.1)%	2.6%	(0.2)%
Non-U.S. income inclusion, net of tax credits	2.3%	3.4%	(0.1)%
State and local taxes, net of federal benefit	0.5%	2.5%	1.4%
U.S. research and development tax credit	(2.3)%	(1.7)%	(0.7)%
U.S. domestic manufacturing deduction	—%	—%	(0.3)%
Effect of the enactment of the Tax Cuts and Jobs Act of 2017	—%	—%	(0.8)%
U.S. deduction for foreign - derived intangible income	(0.5)%	(5.1)%	(1.1)%
Other	1.4%	(1.0)%	(0.8)%
Effective tax rate	19.3%	21.7%	18.4%

As of December 31, 2020, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$303.8	$1,392.7
Associated tax	NA *	$11.1
* Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $303.8 of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Related to Comprehensive Income
During 2020, 2019 and 2018, tax (benefit) provision of $(13.5) million, $(12.6) million and $(7.1) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2020	2019
Deferred tax assets:
Asbestos-related liabilities	$150.3	$158.4
Tax loss and credit carryforwards	124.5	120.7
Pension and post-retirement benefits	66.0	56.9
Inventories	29.8	26.0
Other	41.4	46.6
Total	$412.0	$408.6
Less: valuation allowance	153.4	150.0
Total deferred tax assets, net of valuation allowance	$258.6	$258.6
Deferred tax liabilities:
Basis difference in fixed assets	$(60.6)	$(58.7)
Basis difference in intangible assets	(212.7)	(195.4)
Other	(24.0)	(25.2)
Total deferred tax liabilities	$(297.3)	$(279.3)
Net deferred tax asset (liability)	$(38.7)	$(20.7)
Balance sheet classification:
Long-term deferred tax assets	14.9	35.1
Long-term deferred tax liability	(53.6)	(55.8)
Net deferred tax asset (liability)	$(38.7)	$(20.7)
As of December 31, 2020, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2020-2024	$2.8	$—	$3.3	$97.8	$12.4
After 2024	4.6	0.8	2.4	797.2	7.4
Indefinite	—	—	22.8	7.2	215.6
Total tax carryforwards	$7.4	$0.8	$28.5	$902.2	$235.4
Deferred tax asset on tax carryforwards	$7.4	$0.2	$22.6	$45.0	$49.3	$124.5
Valuation allowance on tax carryforwards	(6.5)	(0.2)	(21.0)	(43.0)	(47.6)	(118.3)
Net deferred tax asset on tax carryforwards	$0.9	$—	$1.6	$2.0	$1.7	$6.2
As of December 31, 2020, and 2019, we determined that it was more likely than not that $118.3 million and $115.2 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2020 and 2019, a valuation allowance of $35.1 million and $34.8 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2020 and 2019 was $153.4 million and $150.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2020	2019	2018
Balance of liability as of January 1,	$39.8	$42.0	$46.4
Increase as a result of tax positions taken during a prior year	5.4	1.1	4.6
Decrease as a result of tax positions taken during a prior year	(0.4)	(0.5)	(1.5)
Increase as a result of tax positions taken during the current year	1.8	3.2	3.1
Decrease as a result of settlements with taxing authorities	(2.5)	—	(1.1)
Reduction as a result of a lapse of the statute of limitations	(10.1)	(6.0)	(9.5)
Balance of liability as of December 31,	$34.0	$39.8	$42.0
As of December 31, 2020, 2019 and 2018, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate were $32.6 million, $43.8 million and $43.1 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes and (3) unrecognized tax benefits whose reversals would be recorded to goodwill.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2020, 2019 and 2018, we recognized interest and penalty (income)/ expense of $(0.5) million, $0.8 million and $0.7 million, respectively, in our Consolidated Statements of Operations. As of December 31, 2020 and 2019, we had accrued $7.5 million and $8.0 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $10.6 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years open to examination are as follows:

Jurisdiction	Year
U.S. federal	2017 - 2019
U.S. state and local	2014 - 2019
Non-U.S.	2014 - 2019
Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2013 through 2015), Canada (2013 through 2015) and Luxembourg (2017 through 2018).
Note 10 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2020	2019
Employee related expenses	$124.3	$120.6
Warranty	9.4	11.0
Current lease liabilities	23.4	24.0
Contract liabilities	103.0	88.4
Other	135.8	134.2
Total	$395.9	$378.2
We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in "Cost of sales" in our Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the warranty liabilities is as follows:

(in millions) December 31,	2020	2019
Balance at beginning of period	$11.0	$18.2
Expense	8.2	8.9
Changes due to acquisitions/divestitures	0.3	—
Payments / deductions	(10.2)	(16.0)
Currency translation	0.1	(0.1)
Balance at end of period	$9.4	$11.0
Note 11 – Other Liabilities

(in millions) December 31,	2020	2019
Environmental	$29.4	$36.0
Long-term lease liabilities	86.5	91.5
Other	55.5	60.4
Total	$171.4	$187.9

Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of December 31, 2020, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

For the year ended December 31,	2020	2019	2018
Beginning claims	29,056	29,089	32,234
New claims	2,620	2,848	2,434
Settlements	(885)	(983)	(1,011)
Dismissals	(1,653)	(1,898)	(4,568)
Ending claims	29,138	29,056	29,089

Of the 29,138 pending claims as of December 31, 2020, approximately 18,000 claims were pending in New York of which approximately 16,000 are non-malignancy claims that were filed over 15 years ago and have been inactive under New York court orders.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the years ended December 31, 2020, 2019 and 2018 totaled $50.9 million, $66.2 million and $88.8 million, respectively. Results for 2020 were impacted by court closures and significantly reduced trial related activity in jurisdictions throughout the United States due to the COVID-19 pandemic. Assuming a successful and comprehensive implementation of a COVID-19 vaccine program, we expect activity in the tort system to begin returning to a more normal pace in the second half of 2021. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2020, 2019 and 2018 totaled $31.1 million, $41.5 million and $63.9 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)
For the year ended December 31,	2020	2019	2018
Settlement / indemnity costs incurred (a)	$35.3	$45.5	$63.0
Defense costs incurred (a)	15.6	20.7	25.8
Total costs incurred	$50.9	$66.2	$88.8

Settlement / indemnity payments	$24.7	$38.9	$61.5
Defense payments	16.7	21.4	26.5
Insurance receipts	(10.3)	(18.8)	(24.1)
Pre-tax cash payments, net	$31.1	$41.5	$63.9

(a)	Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through December 31, 2020, we have resolved (by settlement or dismissal) approximately 141,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $680 million, for an average settlement cost per resolved claim of approximately $4,800. The average settlement cost per claim resolved during the years ended December 31, 2020, 2019 and 2018 was $13,900, $15,800, and $11,300, respectively. Because claims are sometimes dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $670 million as of December 31, 2020. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at December 31, 2020 and 2019 is $66.5 million and $65.0 million, respectively and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through December 31, 2020, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended December 31, 2020.
Insurance Coverage and Receivables. Prior to 2005, a significant portion of our settlement and defense costs were paid by our primary insurers. With the exhaustion of that primary coverage, we began negotiations with our excess insurers to reimburse us for a portion of our settlement and/or defense costs as incurred. To date, we have entered into agreements providing for such reimbursements, known as “coverage-in-place,” with eleven of our excess insurer groups. Under such coverage-in-place agreements, an insurer’s policies remain in force and the insurer undertakes to provide coverage for our present and future asbestos claims on specified terms and conditions that address, among other things, the share of asbestos claims costs to be paid by the insurer, payment terms, claims handling procedures and the expiration of the insurer’s obligations. Similarly, under a variant of coverage-in-place, we have entered into an agreement with a group of insurers confirming the aggregate amount of available coverage under the subject policies and setting forth a schedule for future reimbursement payments to us based on aggregate indemnity and defense payments made. In addition, with ten of our excess insurer groups, we entered into agreements settling all asbestos and other coverage obligations for an agreed sum and received a total of $82.5 million in aggregate as a result of those settlements. Reimbursements from insurers for past and ongoing settlement and defense costs allocable to their policies have been made in accordance with these coverage-in-place and other agreements. All these agreements include provisions for mutual releases, indemnification of the insurer and, for coverage-in-place, claims handling procedures. With the agreements referenced above, we have concluded settlements with all but two of our solvent excess insurers with policies expected to respond to the aggregate costs included in the liability estimate. The first such insurer, which issued a single applicable policy, has been paying for many years the shares of defense and indemnity costs we have allocated to it, subject to a reservation of rights. The second insurer issued a single applicable policy in a layer of coverage that we do not anticipate reaching until many years from now, and, prior to the policy being reached, we anticipate opening a dialogue with that insurer about the execution of a suitable agreement. There are no pending legal proceedings between us and any insurer contesting our asbestos claims under our insurance policies.
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $87 million as of December 31, 2020.
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
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2020 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, Unidynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $39.8 million and $46.9 million as of December 31, 2020 and 2019, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of December 31, 2020 and 2019 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2020 and 2019, we recorded a receivable of $7.8 million and $9.7 million, respectively for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
Marion, IL Site
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of the Company in 1985 when the Company acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. The Company undertook an extensive soil remediation effort at the Roseland Site following its closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, the Company in 2014 began to conduct further site characterization and delineation studies at the Site. The Company is in the late stages of its remediation activities at the Site, which includes a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air testing, all in accordance with the New Jersey Department of Environmental Protection (“NJDEP”) guidelines and directives.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 13 – Financing
Our debt as of December 31, 2020 and 2019 consisted of the following:

(in millions) December 31,	2020	2019
Commercial paper	$27.2	$149.4
364-Day Credit Agreement	348.5	—
Total short-term borrowings	$375.7	$149.4

4.45% notes due December 2023	$299.1	$298.9
6.55% notes due November 2036	198.4	198.3
4.20% notes due March 2048	346.2	346.1
Other deferred financing costs associated with credit facilities	(0.8)	(1.3)
Total long-term debt	$842.9	$842.0
Debt discounts and debt issuance costs totaled $6.6 and $6.7 as of December 31, 2020 and 2019, respectively and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Commercial paper program - On March 2, 2015, we entered into a commercial paper program (the “CP Program”) from which we may issue short-term, unsecured commercial paper notes (the “Notes”) pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the Notes outstanding under the CP Program at any time not to exceed $500 million. The Notes have maturities of up to 397 days from date of issue. The Notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. On October 23, 2018, we increased the size of our commercial paper program to permit the issuance of commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. We issued $100 million in January 2020 and $150 million in December 2019 of commercial paper to fund the acquisitions of I&S and Cummins-Allison, respectively. See discussion in Note 2, “Acquisitions” for further details. As of December 31, 2020 and 2019, there was $27.2 million and $149.4 million of outstanding borrowings, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
364-Day Credit Agreement - On April 16, 2020, we entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). We borrowed term loans denominated in dollars (the “Dollar Term Loans”) in an aggregate principal amount equal to $300 million, and term loans denominated in euros (the “Euro Term Loans”) in an aggregate principal amount equal to €40 million under the 364-Day Credit Agreement. Interest on the Dollar Term Loans accrues at a rate per annum equal to (a) a base rate (determined in a customary manner), plus a margin dependent upon ratings of our senior unsecured long-term debt (the “Index Debt Rating”) or (2) an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin dependent upon the Index Debt Rating. Interest on the Euro Term Loans accrues at an adjusted LIBO rate (determined in a customary manner) for an interest period to be selected by us, plus a margin. The 364- Day Credit Agreement contains customary affirmative and negative covenants and customary events of default and acceleration for credit facilities of this type.
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
Other - As of December 31, 2020, we had open standby letters of credit of $57.9 million issued pursuant to a $183.4 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2019, we had open standby letters of credit of $48.1 million issued pursuant to a $162.2 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
Revolving Credit Facility - In December 2017, we entered into a $550 million five year Revolving Credit Agreement (the “2017 Facility”), which replaced an existing $500 million revolving credit facility. The 2017 Facility allows us to borrow, repay, or to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. The loan proceeds may be used for general corporate purposes including financing for acquisitions. Interest is based on, at our option, (1) a base rate, plus a margin ranging from 0.0% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBOR for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating.  The 2017 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2017 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of the Company. As of December 31, 2020 and 2019, there were no outstanding borrowings under the 2017 Facility.
As of December 31, 2020, our total debt to total capitalization ratio was 44.4%, computed as follows:

(in millions)
Short-term borrowings	$375.7
Long-term debt	842.9
Total indebtedness	1,218.6
Total shareholders’ equity	1,528.9
Capitalization	$2,747.5
Total indebtedness to capitalization	44.4%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $34.2 million and $56.6 million as of December 31, 2020 and 2019, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and were less than $0.1 million and $0.1 million as of the years ended December 31, 2020 and 2019, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and were $0.1 million and less than $0.1 million for the years ended December 31, 2020 and 2019, respectively.
Available-for-sale securities consist of marketable debt securities and rabbi trusts investments. Marketable debt securities consist of commercial paper which are measured at fair value using prices for comparable securities in active markets, and are therefore classified within Level 2 of the valuation hierarchy. The fair value of the commercial paper was $30.0 million as of December 31, 2020. These investments are included in “Other current assets” on our Consolidated Balance Sheets. We also have two rabbi trusts that hold marketable securities for the benefit of participants in the SERP. These investments are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.5 million and $1.4 million as of December 31, 2020 and 2019, respectively. These investments are included in “Other assets” on our Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $954.8 million and $922.3 million as of December 31, 2020 and 2019, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Restructuring Charges
Overview
2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,200 employees, or about 11% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility.
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Fluid Handling segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce.
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America.
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
Other Restructuring - In the second quarter of 2020, we recorded other restructuring costs within our Payment & Merchandising Technologies segment. There is no remaining liability associated with these actions as of December 31, 2020, and we do not expect to incur additional restructuring charges.
Restructuring Charges, Net
During the year ended December 31, 2020, we recorded pre-tax charges primarily related to new restructuring actions (“2020 Repositioning”) as described above. These charges are reflected in the Consolidated Statements of Operations as “Restructuring charges, net.”
Restructuring charges, net by segment are as follows:

(in millions) For the year ended December 31,	2020	2019	2018
Fluid Handling (a)	$6.1	$10.5	$6.1
Payment & Merchandising Technologies (b)	19.1	7.4	2.1
Aerospace & Electronics (c)	6.5	(0.4)	(1.0)
Engineered Materials	0.6	—	—
Total restructuring charges, net (d)	$32.3	$17.5	$7.2

(a)
We also recorded related costs of $4.4 million, $8.7 million and $3.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

(b)
We also recorded related costs of $0.7 million, $0.2 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

(c)
We also recorded related costs of $2.7 million and $2.0 million for the year ended December 31, 2019 and 2018, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

(d)
We also recorded related costs of $5.1 million, $11.6 million and $7.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our restructuring charges, net by program, cost type and segment for the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020					December 31, 2019			December 31, 2018
(in millions)	Severance		Other		Total	Severance	Other	Total	Severance	Other	Total
Fluid Handling	$3.8		$—		$3.8	$—	$—	$—	$—	$—	$—
Payment & Merchandising Technologies	16.6		4.6	(a)	21.2	—	—	—	—	—	—
Aerospace & Electronics	6.5		—		6.5	—	—	—	—	—	—
Engineered Materials	0.6		—		0.6	—	—	—	—	—	—
2020 Repositioning	$27.5		$4.6		$32.1	$—	$—	$—	$—	$—	$—

Fluid Handling	$6.1	(b)	$—		$6.1	$9.9	$—	$9.9	$—	$—	$—
2019 Repositioning	$6.1		$—		$6.1	$9.9	$—	$9.9	$—	$—	$—

Fluid Handling	$(3.8)	(b)	$—		$(3.8)	$0.6	$—	$0.6	$6.1	$—	$6.1
Payment & Merchandising Technologies	(0.9)	(b)	(1.5)	(c)	(2.4)	0.3	1.8	2.1	0.1	0.4	0.5
Aerospace & Electronics	—		—		—	—	(0.4)	(0.4)	—	(1.0)	(1.0)
2017 Repositioning	$(4.7)	(b)	$(1.5)	(c)	$(6.2)	$0.9	$1.4	$2.3	$6.2	$(0.6)	$5.6

Payment & Merchandising Technologies	$—		$—		$—	$1.7	$3.6	$5.3	$1.6	$—	$1.6
Acquisition-Related Restructuring	$—		$—		$—	$1.7	$3.6	$5.3	$1.6	$—	$1.6

Payment & Merchandising Technologies	$0.3		$—		$0.3	$—	$—	$—	$—	$—	$—
Other Restructuring	$0.3		$—		$0.3	$—	$—	$—	$—	$—	$—

Total	$29.2		$3.1		$32.3	$12.5	$5.0	$17.5	$7.8	$(0.6)	$7.2

(a)	Primarily reflects non-cash charges related to the impairment of ROU assets and leasehold improvements associated with the exit of the three leased facilities in 2020.
(b)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
(c)	Reflects a pre-tax gain related to the sale of a facility in 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs incurred through December 31, 2020 and the remaining costs related to facility consolidations expected to complete these actions as of December 31, 2020:

	Cumulative Restructuring Costs			Remaining Costs
(in millions)	Severance	Other	Total	2021
Fluid Handling	$3.8	$—	$3.8	$—
Payment & Merchandising Technologies	16.6	4.6	21.2	—
Aerospace & Electronics	6.5	—	6.5	—
Engineered Materials	0.6	—	0.6	—
2020 Repositioning	$27.5	$4.6	$32.1	$—

Fluid Handling	$16.0	$—	$16.0	$2.6
2019 Repositioning	$16.0	$—	$16.0	$2.6

Fluid Handling	$13.5	$—	$13.5	$—
Payment & Merchandising Technologies	11.7	0.7	12.4	—
Aerospace & Electronics	1.3	(1.4)	(0.1)	—
2017 Repositioning	$26.5	$(0.7)	$25.8	$—
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2020 Repositioning	2019 Repositioning	2017 Repositioning	Acquisition Related Restructuring	Other Restructuring	Total
Severance:
Balance at December 31, 2018	$—	$—	$23.2	$—	$—	$23.2
Expense (a)	—	9.9	0.9	1.7	—	12.5
Utilization	—	—	(11.6)	(1.7)	—	(13.3)
Balance at December 31, 2019	$—	$9.9	$12.5	$—	$—	$22.4
Expense (a)	27.5	—	—	—	0.3	27.8
Adjustments (b)	—	6.1	(4.7)	—	—	1.4
Utilization	(23.3)	—	(3.1)	—	(0.3)	(26.7)
Balance at December 31, 2020 (c)	$4.2	$16.0	$4.7	$—	$—	$24.9

Other Restructuring Costs:
Balance at December 31, 2018	$—	$—	$—	$—	$—	$—
Expense (a)	—	—	1.4	3.6	—	5.0
Utilization	—	—	(1.2)	(3.6)	—	(4.8)
Balance at December 31, 2019	$—	$—	$0.2	$—	$—	$0.2
Expense (gain) (a)	4.6	—	(1.5)	—	—	3.1
Utilization	(4.6)	—	1.3	—	—	(3.3)
Balance at December 31, 2020	$—	$—	$—	$—	$—	$—

(a)	Included within “Restructuring charges, net” in the Consolidated Statements of Operations
(b)	Included within “Restructuring charges, net” in the Consolidated Statements of Operations and reflects changes in estimates for increases and decreases in costs related to our restructuring programs
(c)	Included within Accrued Liabilities in the Consolidated Balance Sheets

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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2020, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2020. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Part II, Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Co. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021, expressed an unqualified opinion on those consolidated financial statements.

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
Stamford, Connecticut
February 23, 2021

Item 9B. Other Information
None

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2021 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about March 12, 2021 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2021 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 12, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2021 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 12, 2021.

As of December 31, 2020:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2013 Stock Incentive Plan (and predecessor plans)	—		—	—
2018 Stock Incentive Plan	3,662,131	[a]	$68.88	4,184,576
Equity compensation plans not approved by security holders	—		—	—
Total	3,662,131		$—	4,184,576
aIncludes 317,655 restricted share units (“RSUs”), 122,340 deferred stock units (“DSUs”) and 371,614 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 3,476,324. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2021 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 12, 2021.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2021 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about March 12, 2021.

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
(4)(d)
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

(10)
10(a)
Form of Commercial Paper dealer Agreement executed between Crane Co, as issuer and the Dealer party there to (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 3, 2015).

10(b)	$550 million 5-Year Revolving Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 21, 2017).
10(c)	$150 million 364-day Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 21, 2017).
10(d)	$200 million 3-Year Term Loan Credit Agreement, dated as of December 20, 2017 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on December 21, 2017).
10(e)	364-Day Credit Agreement, dated as of April 16, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2020).
(iii)	Compensatory Plans
(a)	The 2011 Annual Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 9, 2011).
(b)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).
(c)	The Crane Co. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 15, 2018).
(d)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).
(e)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).
(f)	The Crane Co. Benefit Equalization Plan, effective February 25, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
(g)	The Crane Co. Benefit Equalization Plan as amended effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 11, 2013).
(h)
Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Agreements in this form have been entered into with all executive officers.

(i)	Form of Indemnification Agreement between the Company and each of its director and executive officers.
(j)	Time-sharing Agreement dated January 31, 2014 between the Company and Max H. Mitchell (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 31, 2014).
(k)
Amendment, dated August 31, 2017, to Time Sharing Agreement with M. Mitchell (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

(l)	Time-sharing Agreement, dated April 27, 2020 between the Company and James L.L. Tullis.

Item 16. Form 10-K Summary
Not applicable.

Part IV
Signatures
Pursuant to the requirements of Section l3 or l5 (d) of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO. (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell President and Chief Executive Officer Date 2/23/2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ CHRISTINA CRISTIANO
Max H. Mitchell President, Chief Executive Officer and Director	Richard A. Maue Senior Vice President Chief Financial Officer (Principal Financial Officer)	Christina Cristiano Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/23/2021	Date 2/23/2021	Date 2/23/2021
Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ DONALD G. COOK
James L.L. Tullis	Martin R. Benante	Donald G. Cook
Date 2/23/2021	Date 2/23/2021	Date 2/23/2021

/s/ MICHAEL DINKINS	/s/ RONALD C. LINDSAY	/s/ ELLEN MCCLAIN
Michael Dinkins	Ronald C. Lindsay	Ellen McClain
Date 2/23/2021	Date 2/23/2021	Date 2/23/2021

/s/ CHARLES G. MCCLURE, JR.	/s/ JENNIFER M. POLLINO	/s/ JOHN S. STROUP
Charles G. McClure, Jr.	Jennifer M. Pollino	John S. Stroup
Date 2/23/2021	Date 2/23/2021	Date 2/23/2021