Form 10-Q
period 2021-03-31
CRANE CO /DE/
filed 2021-05-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2021
Common stock, $1.00 Par Value – 58,408,535 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020
Net sales	$833.5	$797.9
Operating costs and expenses:
Cost of sales	513.6	510.8
Selling, general and administrative	186.6	194.5
Acquisition-related and integration charges	—	5.2
Restructuring gain, net	(13.1)	(1.2)
Operating profit	146.4	88.6
Other income (expense):
Interest income	0.4	0.4
Interest expense	(13.6)	(12.5)
Miscellaneous income, net	3.9	3.8
Total other expense	(9.3)	(8.3)
Income before income taxes	137.1	80.3
Provision for income taxes	28.7	17.5
Net income attributable to common shareholders	$108.4	$62.8
Earnings per share:
Basic	$1.86	$1.07
Diluted	$1.84	$1.05
Average shares outstanding:
Basic	58.2	58.8
Diluted	58.9	59.6

Dividends per share	$0.43	$0.43

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income before allocation to noncontrolling interests	$108.4	$62.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(34.9)	(45.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.9	3.6
Other comprehensive loss, net of tax	(30.0)	(41.6)
Comprehensive income before allocation to noncontrolling interests	78.4	21.2
Less: Noncontrolling interests in comprehensive income	0.8	(0.3)
Comprehensive income attributable to common shareholders	$77.6	$21.5
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$578.4	$551.0
Accounts receivable, net	483.4	432.7
Current insurance receivable - asbestos	14.4	14.4
Inventories, net:
Finished goods	139.0	130.5
Finished parts and subassemblies	50.4	54.5
Work in process	45.6	45.2
Raw materials	201.9	208.0
Inventories, net	436.9	438.2
Other current assets	129.3	137.4
Total current assets	1,642.4	1,573.7
Property, plant and equipment:
Cost	1,280.8	1,295.8
Less: accumulated depreciation	706.3	695.4
Property, plant and equipment, net	574.5	600.4
Long-term insurance receivable - asbestos	70.0	72.5
Long-term deferred tax assets	6.4	14.9
Other assets	195.1	198.1
Intangible assets, net	503.0	520.3
Goodwill	1,595.1	1,609.0
Total assets	$4,586.5	$4,588.9
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and per share data)	March 31, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Short-term borrowings	$346.9	$375.7
Accounts payable	233.6	218.4
Current asbestos liability	66.5	66.5
Accrued liabilities	374.7	395.9
U.S. and foreign taxes on income	12.9	0.1
Total current liabilities	1,034.6	1,056.6
Long-term debt	843.2	842.9
Accrued pension and postretirement benefits	305.3	329.7
Long-term deferred tax liability	49.1	53.6
Long-term asbestos liability	590.3	603.6
Other liabilities	166.0	171.4
Total liabilities	2,988.5	3,057.8
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	334.7	330.7
Retained earnings	2,276.2	2,192.8
Accumulated other comprehensive loss	(497.2)	(466.4)
Treasury stock	(591.1)	(600.6)
Total shareholders’ equity	1,595.0	1,528.9
Noncontrolling interests	3.0	2.2
Total equity	1,598.0	1,531.1
Total liabilities and equity	$4,586.5	$4,588.9
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	14,048,660	14,298,191
Common shares outstanding	58,377,479	58,127,948
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2021	2020
Operating activities:
Net income attributable to common shareholders	$108.4	$62.8
Gain on sale of property	(12.7)	—
Depreciation and amortization	31.6	29.9
Stock-based compensation expense	6.3	5.8
Defined benefit plans and postretirement credit	(1.7)	(1.8)
Deferred income taxes	0.3	6.1
Cash used for operating working capital	(54.8)	(123.7)
Defined benefit plans and postretirement contributions	(15.8)	(1.5)
Environmental payments, net of reimbursements	(1.5)	(2.7)
Asbestos related payments, net of insurance recoveries	(10.8)	(11.7)
Other	0.9	1.3
Total provided by (used for) operating activities	50.2	(35.5)
Investing activities:
Payment for acquisition - net of cash acquired	—	(172.0)
Proceeds from disposition of capital assets	14.5	2.4
Capital expenditures	(4.9)	(7.8)
Purchase of marketable securities	(10.0)	—
Proceeds from sale of marketable securities	30.0	—
Total provided by (used for) investing activities	29.6	(177.4)
Financing activities:
Dividends paid	(25.0)	(25.5)
Reacquisition of shares on open market	—	(70.0)
Stock options exercised - net of shares reacquired	7.2	0.1
Repayments of commercial paper with maturities greater than 90 days	(27.1)	—
Proceeds from issuance of commercial paper with maturities greater than 90 days	—	170.0
Net proceeds from issuance of commercial paper with maturities of 90 days or less	—	14.5
Net borrowings under revolving credit facility	—	45.2
Total (used for) provided by financing activities	(44.9)	134.3
Effect of exchange rates on cash and cash equivalents	(7.5)	(12.5)
Increase (decrease) in cash and cash equivalents	27.4	(91.1)
Cash and cash equivalents at beginning of period	551.0	393.9
Cash and cash equivalents at end of period	$578.4	$302.8
Detail of cash used for operating working capital:
Accounts receivable	$(55.1)	$12.0
Inventories	(1.6)	(31.1)
Other current assets	(19.0)	(17.1)
Accounts payable	16.9	(61.1)
Accrued liabilities	(18.7)	(26.5)
U.S. and foreign taxes on income	22.7	0.1
Total	$(54.8)	$(123.7)
Supplemental disclosure of cash flow information:
Interest paid	$9.9	$8.0
Income taxes paid	$5.7	$11.3
See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.

Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Recent Accounting Pronouncements - Adopted
Simplifying the Accounting for Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued amended guidance to simplify the accounting for income taxes. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Certain amendments are to be applied prospectively, while other amendments are to be applied retrospectively to all periods presented. We have adopted this standard effective January 1, 2021. The adoption of this new standard did not impact our consolidated financial statements.
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
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new expected credit loss model and did not result in a material adjustment upon adoption. The allowance for doubtful accounts was $9.3 million and $10.9 million as of March 31, 2021 and December 31, 2020, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Net assets acquired (in millions)
Total current assets	$21.0
Property, plant and equipment	11.0
Other assets	6.0
Intangible assets	52.5
Goodwill	106.0
Total assets acquired	$196.5

Total current liabilities	$8.1
Other liabilities	19.2
Total assumed liabilities	$27.3
Net assets acquired	$169.2

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
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three months ended March 31, 2020, we recorded $5.2 million of integration and transaction costs in our Condensed Consolidated Statements of Operations.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net sales:
Fluid Handling	$288.0	$256.7
Payment & Merchandising Technologies	337.5	297.4
Aerospace & Electronics	154.1	192.9
Engineered Materials	53.9	50.9
Total	833.5	797.9

Operating profit:
Fluid Handling	49.9	28.0
Payment & Merchandising Technologies	85.9	26.4
Aerospace & Electronics	26.0	43.8
Engineered Materials	6.4	6.9
Corporate	(21.8)	(16.5)
Total	146.4	88.6
Interest income	0.4	0.4
Interest expense	(13.6)	(12.5)
Miscellaneous income, net	3.9	3.8
Income before income taxes	$137.1	$80.3
For the three months ended March 31, 2021, operating profit includes a net restructuring gain of $13.1 million. For the three months ended March 31, 2020, operating profit includes acquisition-related and integration charges $5.2 million and a net restructuring gain of $1.2 million. See Note 2, “Acquisitions” and Note 14, “Restructuring” for further discussion.

(in millions)	March 31, 2021	December 31, 2020
Assets:
Fluid Handling	$1,135.5	$1,106.1
Payment & Merchandising Technologies	2,146.9	2,215.3
Aerospace & Electronics	612.4	593.9
Engineered Materials	223.2	217.3
Corporate	468.5	456.3
Total	$4,586.5	$4,588.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	March 31, 2021	December 31, 2020
Goodwill:
Fluid Handling	$355.0	$360.0
Payment & Merchandising Technologies	866.3	875.2
Aerospace & Electronics	202.5	202.5
Engineered Materials	171.3	171.3
Total	$1,595.1	$1,609.0

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2021	2020
Fluid Handling
Process Valves and Related Products	$174.5	$157.2
Commercial Valves	89.2	75.9
Pumps and Systems	24.3	23.6
Total Fluid Handling	$288.0	$256.7

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products [1]	$185.0	$203.2
Banknotes and Security Products	152.5	94.2
Total Payment & Merchandising Technologies	$337.5	$297.4

Aerospace & Electronics
Commercial Original Equipment	$54.7	$80.6
Military and Other Original Equipment	62.8	60.4
Commercial Aftermarket Products	19.5	33.9
Military Aftermarket Products	17.1	18.0
Total Aerospace & Electronics	$154.1	$192.9

Engineered Materials
FRP - Recreational Vehicles	$24.3	$18.8
FRP - Building Products	21.8	24.9
FRP - Transportation	7.8	7.2
Total Engineered Materials	$53.9	$50.9
Net sales	$833.5	$797.9
1 As a result of the third quarter 2020 internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. The prior period has been reclassified to conform to the current period presentation.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2021, total backlog was $1,161.0 million. We expect to recognize approximately 87% of our remaining performance obligations as revenue in 2021, an additional 10% in 2022 and the balance thereafter.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	March 31, 2021	December 31, 2020
Contract assets	$80.2	$66.7
Contract liabilities	$95.5	$103.0
We recognized revenue of $33.3 million during the three-month period ended March 31, 2021 related to contract liabilities as of December 31, 2020.
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2021	2020
Net income attributable to common shareholders	$108.4	$62.8

Average basic shares outstanding	58.2	58.8
Effect of dilutive share-based awards	0.7	0.8
Average diluted shares outstanding	58.9	59.6

Earnings per basic share	$1.86	$1.07
Earnings per diluted share	$1.84	$1.05

The computation of diluted earnings per share excludes the effect of the potentially anti-dilutive securities which was 1.8 million and 1.4 million for the three month periods ending March 31, 2021 and 2020, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended March 31, 2021 and 2020 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1
Net income	—	—	108.4	—	—	108.4	—	108.4
Cash dividends ($0.43 per share)	—	—	(25.0)	—	—	(25.0)	—	(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	(2.3)	—	—	9.5	7.2	—	7.2
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.9	—	4.9	—	4.9
Currency translation adjustment	—	—	—	(35.7)	—	(35.7)	0.8	(34.9)
BALANCE MARCH 31, 2021	72.4	$334.7	$2,276.2	$(497.2)	$(591.1)	$1,595.0	$3.0	$1,598.0

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	62.8	—	—	62.8	—	62.8
Cash dividends ($0.43 per share)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Impact from settlement of share-based awards, net of shares acquired	—	(6.0)	—	—	6.0	—	—	—
Stock-based compensation expense	—	5.8	—	—	—	5.8	—	5.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(45.2)	—	(45.2)	(0.3)	(45.5)
BALANCE MARCH 31, 2020	72.4	$315.4	$2,149.5	$(525.3)	$(606.8)	$1,405.2	$2.3	$1,407.5
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2020	$(397.9)	$(68.5)	$(466.4)
Other comprehensive income (loss) before reclassifications	—	(35.7)	(35.7)
Amounts reclassified from accumulated other comprehensive loss	4.9	—	4.9
Net period other comprehensive income (loss)	4.9	(35.7)	(30.8)
Balance as of March 31, 2021	$(393.0)	$(104.2)	$(497.2)

[a]	Net of tax benefit of $149.5 million and $148.2 million as of March 31, 2021 and December 31, 2020, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-month periods ended March 31, 2021 and 2020. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2021	2020
Amortization of pension items:
Prior-service costs	$—	$(0.1)
Net loss	6.5	4.8
Amortization of postretirement items:
Prior-service costs	(0.3)	(0.3)
Total before tax	6.2	4.4
Tax impact	1.3	1.0
Total reclassifications for the period	$4.9	$3.4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2021 and 2020 are as follows:

	Pension		Postretirement
(in millions)	2021	2020	2021	2020
Service cost	$1.5	$1.6	$0.1	$0.1
Interest cost	5.1	6.6	0.2	0.2
Expected return on plan assets	(14.1)	(14.7)	—	—
Recognized curtailment gain	(0.7)	—	—	—
Amortization of prior service cost	—	(0.1)	(0.3)	(0.3)
Amortization of net loss	6.5	4.8	—	—
Net periodic benefit	$(1.7)	$(1.8)	$—	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2021	$20.7	$2.6
Amounts contributed during the three months ended March 31, 2021	$15.7	$0.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2021	2020
Effective Tax Rate	20.9%	21.8%
Our tax rate for the three months ended March 31, 2021 is lower than the prior year’s comparable period primarily due to higher tax credit utilization, partially offset by a lower statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our tax rate for the three months ended March 31, 2021 is approximately equal to the statutory U.S. federal tax rate of 21%.
Unrecognized Tax Benefits
During the three months ended March 31, 2021, our gross unrecognized tax benefits, excluding interest and penalties, decreased by $0.1 million, primarily as a result of decreases due to settlements and expiration of statutes of limitations in the current year, partially offset by increases in tax positions taken in the current and prior periods. During the three months ended March 31, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate decreased by $0.1 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three months ended March 31, 2021, we recognized $0.1 million of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of March 31, 2021 and December 31, 2020, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $7.6 million and $7.5 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $9.4 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2021, we had seven reporting units.
Intangibles with indefinite useful lives, consisting of trade names are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives. We also review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Changes to goodwill are as follows:

(in millions)	Fluid Handling	Payment & Merchandising Technologies	Aerospace & Electronics	Engineered Materials	Total
Balance as of December 31, 2020	$360.0	$875.2	$202.5	$171.3	$1,609.0
Adjustments to purchase price allocations	(0.1)	—	—	—	(0.1)
Currency translation	(4.9)	(8.9)	—	—	(13.8)
Balance at March 31, 2021	$355.0	$866.3	$202.5	$171.3	$1,595.1
For the three months ended March 31, 2021, adjustments of $0.1 million represent the finalization of the purchase price allocation for the acquisition of I&S. See a discussion in Note 2, “Acquisitions” for further details.
As of March 31, 2021, we had $503.0 million of net intangible assets, of which $71.0 million were intangibles with indefinite useful lives. As of December 31, 2020, we had $520.3 million of net intangible assets, of which $70.9 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at beginning of period, net of accumulated amortization	$520.3	$505.1
Additions	—	52.5
Amortization expense	(11.5)	(48.4)
Currency translation	(5.8)	11.1
Balance at end of period, net of accumulated amortization	$503.0	$520.3
For the year ended December 31, 2020, additions to intangible assets represent the purchase price allocation related to the January 2020 acquisition of I&S. See discussion in Note 2, “Acquisitions” for further details.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

		March 31, 2021			December 31, 2020
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.2	$137.7	$58.6	$79.1	$138.2	$58.4	$79.8
Customer relationships and backlog	18.4	656.2	287.8	368.4	663.6	280.6	383.0
Drawings	40	11.1	10.5	0.6	11.1	10.5	0.6
Other	11.7	143.5	88.6	54.9	144.9	88.0	56.9
Total	17.8	$948.5	$445.5	$503.0	$957.8	$437.5	$520.3
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2021	$33.3
2022	42.9
2023	42.8
2024	42.0
2025 and after	271.0
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2021	December 31, 2020
Employee related expenses	$107.3	$124.3
Warranty	11.5	9.4
Current lease liabilities	23.5	23.4
Contract liabilities	95.5	103.0
Other	136.9	135.8
Total	$374.7	$395.9
We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
The following table summarizes warranty activity recorded during the three months ended March 31, 2021 and 2020.

(in millions)	2021	2020
Balance at beginning of period	$9.4	$11.0
Expense	3.2	2.6
Changes due to acquisitions	—	0.3
Payments / deductions	(1.0)	(3.0)
Currency translation	(0.1)	(0.1)
Balance at end of period	$11.5	$10.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2021, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2021	2020	2020
Beginning claims	29,138	29,056	29,056
New claims	733	681	2,620
Settlements	(160)	(165)	(885)
Dismissals	(304)	(410)	(1,653)
Ending claims	29,407	29,162	29,138
Of the 29,407 pending claims as of March 31, 2021, approximately 18,000 claims were pending in New York of which approximately 16,000 are non-malignancy claims that were filed over 15 years ago and have been inactive under New York court orders.
We have tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. We further have pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense. We have also tried several other cases resulting in plaintiff verdicts which we paid or settled after unsuccessful appeals.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the three months ended March 31, 2021 and 2020 totaled $9.1 million and $12.6 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three months ended March 31, 2021 and, 2020 totaled $10.8 million and $11.7 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
(in millions)	March 31,		December 31,
	2021	2020	2020
Settlement / indemnity costs incurred (1)	$5.5	$8.2	$35.3
Defense costs incurred (1)	3.6	4.4	15.6
Total costs incurred	$9.1	$12.6	$50.9

Settlement / indemnity payments	$10.1	$11.0	$24.7
Defense payments	3.2	4.3	16.7
Insurance receipts	(2.5)	(3.6)	(10.3)
Pre-tax cash payments, net	$10.8	$11.7	$31.1
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2021, we have resolved (by settlement or dismissal) approximately 142,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $684 million, for an average settlement cost per resolved claim of approximately $4,800. The average settlement cost per claim resolved during the years ended December 31, 2020, 2019 and 2018 was $13,900, $15,800, and $11,300, respectively. Because claims are sometimes

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements.”
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Following our experience in the tort system post the Dummitt decision, we entered into several, increasingly similar, group settlements with various plaintiff firms and we expect this new trend of these types of group settlements to continue. Accordingly, effective as of December 31, 2019, we updated our estimate of the asbestos liability, including revised costs of settlement or indemnity payments and defense costs relating to currently pending claims and future claims projected to be filed against us through the same expected end point of 2059. Our estimate of the asbestos liability for pending and future claims through 2059 is based on the projected future asbestos costs resulting from our experience using a range of reference periods for claims filed, settled and dismissed. Based on this estimate, we recorded an additional liability of $255 million as of December 31, 2019.
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $657 million and $670 million as of March 31, 2021 and December 31, 2020, respectively. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2021 and December 31, 2020 is $66.5 million, respectively and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through March 31, 2021, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended March 31, 2021.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $84 million and $87 million as of March 31, 2021 and December 31, 2020, respectively.
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
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2021 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below.
Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $37.5 million and $39.8 million as of March 31, 2021 and December 31, 2020, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of March 31, 2021 and December 31, 2020 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2021 and December 31, 2020, we recorded a receivable of $7.3 million and $7.8 million, respectively for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of the Company in 1985 when the Company acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. The Company undertook an extensive soil remediation effort at the Roseland Site following its closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 the Company began to conduct further site characterization and delineation studies at the Site. The Company is in the late stages of its remediation activities at the Site, which includes a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air testing, all in accordance with the New Jersey Department of Environmental Protection guidelines and directives.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2021, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2021	December 31, 2020

Commercial paper	$—	$27.2
364-Day Credit Agreement	346.9	348.5
Total short-term borrowings	$346.9	$375.7

4.45% notes due December 2023	$299.2	$299.1
6.55% notes due November 2036	198.5	198.4
4.20% notes due March 2048	346.2	346.2
Other deferred financing costs associated with credit facilities	(0.7)	(0.8)
Total long-term debt	$843.2	$842.9
Debt discounts and debt issuance costs totaled $6.2 and $6.6 as of each of March 31, 2021 and December 31, 2020, respectively and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

As of March 31, 2021, there were no outstanding borrowings under the commercial paper program. At December 31, 2020, there was $27.2 million of outstanding borrowings under the commercial paper program. We issued commercial paper of $100 million in January 2020 and $150 million in December 2020 to fund the acquisitions of I&S and Cummins-Allison, respectively. See discussion in Note 2, “Acquisitions” for further details. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million.
We also have a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. In the first half of 2020, we repaid the outstanding amounts related to borrowings of $67 million used to fund the I&S acquisition in January 2020. See discussion in Note 2, “Acquisitions” for further details. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). As of March 31, 2021 and December 31, 2020, there was $346.9 million and $348.5 million outstanding under the 364-Day Credit Agreement, respectively. On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement with cash on hand and the issuance of commercial paper.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts are not designated as hedging instruments and had a notional value of $44.2 million and $34.2 million as of March 31, 2021 and December 31, 2020, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.6 million and less than $0.1 million as of March 31, 2021 and December 31, 2020, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were and $0.0 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.
Available-for-sale securities consist of marketable debt securities and rabbi trust investments. Marketable debt securities consist of commercial paper which are measured at fair value using prices for comparable securities in active markets, and are therefore classified within Level 2 of the valuation hierarchy. The fair value of the commercial paper was $10.0 million and $30 million as of March 31, 2021 and December 31, 2020, respectively. These investments are included in “Other current assets” on our Condensed Consolidated Balance Sheets. We also have two rabbi trusts that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.5 million as of March 31, 2021 and December 31, 2020. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $913.4 million and $954.8 million as of March 31, 2021 and December 31, 2020, respectively.

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
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions.
Other Restructuring - In the second quarter of 2020, we recorded other restructuring costs within our Payment & Merchandising Technologies segment. We do not expect to incur additional restructuring charges.
Restructuring gain, net
During the three-month periods ended March 31, 2021 and 2020, we recorded a net restructuring gain of $13.1 million and $1.2 million, respectively, primarily related to the 2017 repositioning actions described above. These gains are reflected in the Condensed Consolidated Statements of Operations as “Restructuring gain, net.”
Restructuring gain, net by segment are as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Fluid Handling [1]	$(12.6)	$—
Payment & Merchandising Technologies	(0.5)	(1.2)
Total restructuring gain, net [1]	$(13.1)	$(1.2)
1 We also recorded related costs of $1.4 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. These costs primarily relate to facility consolidations and are recorded within Cost of sales and Selling, general and administrative.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our restructuring (gain) charges, net by program, cost type and segment for the three months ended March 31, 2021 and 2020:

	Three months ended March 31, 2021			Three months ended March 31, 2020
(in millions)	Severance	Other	Total	Severance	Other	Total
Payment & Merchandising Technologies	$(0.5)	$—	$(0.5)	$—	$—	$—
2020 Repositioning	$(0.5)	$—	$(0.5)	$—	$—	$—

Fluid Handling	$0.1	$—	$0.1	$—	$—	$—
2019 Repositioning	$0.1	$—	$0.1	$—	$—	$—

Fluid Handling [1]	$—	$(12.7)	$(12.7)	$—	$—	$—
Payment & Merchandising Technologies [1]	—	—	—	—	(1.5)	(1.5)
2017 Repositioning	$—	$(12.7)	$(12.7)	$—	$(1.5)	$(1.5)

Payment & Merchandising Technologies	$—	$—	$—	$0.3	$—	$0.3
Other Restructuring	$—	$—	$—	$0.3	$—	$0.3

Total	$(0.4)	$(12.7)	$(13.1)	$0.3	$(1.5)	$(1.2)
1 Reflects a pre-tax gain related to the sale of real estate in both 2021 and 2020

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs, net incurred through March 31, 2021 and the remaining costs related to facility consolidations expected to complete these actions as of March 31, 2021:

	Cumulative Restructuring Costs, Net			Remaining Costs
(in millions)	Severance	Other	Total	2021
Fluid Handling	$3.8	$—	$3.8	$—
Payment & Merchandising Technologies	16.1	4.6	20.7	—
Aerospace & Electronics	6.5	—	6.5	—
Engineered Materials	0.6	—	0.6	—
2020 Repositioning	$27.0	$4.6	$31.6	$—

Fluid Handling	$16.1	$—	$16.1	$2.1
2019 Repositioning	$16.1	$—	$16.1	$2.1

Fluid Handling	$13.5	$(12.7)	$0.8	$—
Payment & Merchandising Technologies	11.7	0.7	12.4	—
Aerospace & Electronics	1.3	(1.4)	(0.1)	—
2017 Repositioning	$26.5	$(13.4)	$13.1	$—
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring (gain) charges by program:

(in millions)	2020 Repositioning	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance at December 31, 2020 (c)	$4.2	$16.0	$4.7	$24.9
Expense (a)	—	0.1	—	0.1
Adjustments (b)	(0.5)	—	—	(0.5)
Utilization	(2.4)	(2.6)	(0.1)	(5.1)
Balance at March 31, 2021 (c)	$1.3	$13.5	$4.6	$19.4

(a)	Included within Restructuring gain, net in the Condensed Consolidated Statements of Operations
(b)
Included within Restructuring gain, net in the Condensed Consolidated Statements of Operations and reflects changes in estimates for increases and decreases in costs related to our restructuring programs

(c)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: uncertainties regarding the extent and duration of the impact of the COVID-19 pandemic on many aspects of our business, operations and financial performance, as detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q; changes in economic, financial and end-market conditions in the markets in which we operate; fluctuations in raw material prices; the financial condition of our customers and suppliers; economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States; competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers; our ability to value and successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation, and to attract and retain highly qualified personnel and key management; a reduction in congressional appropriations that affect defense spending and our ability to predict the timing and award of substantial contracts in our banknote business; adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims; adverse effects as a result of environmental remediation activities, costs, liabilities and related claims; investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and subsequent reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements.

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
For 2021, we expect a total year-over-year sales increase of approximately 8%, driven by mid-single digit core growth following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic, an approximate 2.5% benefit from favorable foreign exchange, and a slight acquisition benefit. We expect an improvement in operating profit of more than 70%, driven by a combination of operating leverage on higher volumes, restructuring and acquisition related charges recorded in 2020 that will not repeat in 2021, productivity and carry-over savings associated with COVID-19 related repositioning actions.
Fluid Handling
In 2021, we expect Fluid Handling sales to increase in the high-single digit range compared to 2020, driven by core sales growth in the mid-single digit range following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic; favorable foreign exchange of approximately 4%; and a small benefit from the I&S acquisition.
We expect Process Valves and Related Products sales to increase in the high-single digit range compared to 2020, driven by mid-single digit core sales growth, an approximate 3% benefit from favorable foreign exchange, and a small benefit from the I&S acquisition. We expect Commercial Valves sales to increase in the low double-digit range compared to 2020 driven by favorable foreign exchange in the mid- to high-single digit range, and low- to mid-single digit core sales growth. We expect Pumps and Systems sales to increase in the mid- to high-single digit range compared to 2020, driven by growth in the U.S. municipal markets and military.
We expect an improvement in the segment’s operating profit and operating margin compared to 2020, driven by the impact of higher sales volume, lower restructuring and acquisition related charges, and carry-over savings primarily associated with COVID-19 related repositioning actions.
Payment & Merchandising Technologies
In 2021, we expect Payment & Merchandising Technologies sales to increase in the low-double digit range compared to 2020, driven primarily by high-single digit core sales growth, and an approximate 3% benefit from favorable foreign exchange.
At Crane Payment Innovations, we expect core sales growth in the high-single digit range, driven by broad-based strength across vertical markets following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic. At Crane Currency, we expect core sales to increase in the high-single digit range compared to 2020 primarily driven by higher sales to the U.S. Government.
We expect the segment’s operating profit to increase substantially compared to 2020, driven by the impact from the higher sales volume, favorable product mix, productivity, carry-over savings primarily associated with COVID-19 related repositioning actions, and the absence of restructuring and acquisition-related costs.
Aerospace & Electronics
In 2021, we expect Aerospace & Electronics core sales to decline in the mid-single digit range compared to 2020 as the COVID-19 pandemic continues to depress business and leisure air travel. Accordingly, we expect a decline in our commercial OEM business driven by lower aircraft build rates, and we expect a decline in our commercial aftermarket business given continued lower airline flight hours. We expect a decline in our defense OEM and aftermarket businesses given very challenging comparisons to 2020 where these markets exhibited very strong growth. We expect the segment’s operating profit to decrease compared to 2020 driven primarily by the impact of the lower sales volume, partially offset by carry-over savings associated with COVID-19 related repositioning actions, and the absence of restructuring related costs.
Engineered Materials
In 2021, we expect Engineered Materials sales to increase approximately 20% compared to 2020 driven primarily by substantially stronger recreational vehicle industry build rates in response to increasing consumer preference for RV lifestyle and RV vacations, higher trailer industry build rates, and a recovery in certain building products end markets. Segment operating profit and operating margin are expected to increase compared to 2020 driven primarily by the impact of the higher sales volume.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended March 31
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first quarter 2021 versus the first quarter 2020, unless otherwise specified.

	First Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales	$833.5	$797.9	$35.6	4.5%
Operating profit	146.4	88.6	57.8	65.2%
Acquisition-related and integration charges *	—	5.2	(5.2)	NM
Restructuring and related (gain) charges, net *	(11.7)	0.1	(11.8)	NM
Operating margin	17.6%	11.1%
Other income (expense):
Interest income	0.4	0.4	—	—
Interest expense	(13.6)	(12.5)	(1.1)	(8.8)%
Miscellaneous income, net	3.9	3.8	0.1	2.6%
Total other expense	(9.3)	(8.3)	(1.0)	(12.0)%
Income before income taxes	137.1	80.3	56.8	70.7%
Provision for income taxes	28.7	17.5	11.2	64.0%
Net income attributable to common shareholders	$108.4	$62.8	$45.6	72.6%
* Acquisition-related and integration charges and restructuring and related (gain) charges, net are included in operating profit and operating margin.

Sales increased by $35.6 million, or 4.5%, to $833.5 million in 2021. Net sales related to operations outside the United States were 37.8% and 35.9% of total net sales for the quarters ended March 31, 2021 and 2020, respectively. The year-over-year change in sales included:
•favorable foreign currency translation of $25.2 million, or 3.2%.
•an increase in core sales of $5.4 million, or 0.7%; and
•an increase in sales related to a benefit from the January 2020 I&S acquisition of $5.0 million, or 0.6%
Operating profit increased by $57.8 million, or 65.2%, to $146.4 million in 2021. The increase in operating profit reflected higher operating profit in our Payment & Merchandising Technologies and Fluid Handling segments, partially offset by lower operating profit in our Aerospace & Electronics and Engineered Materials segments, and higher corporate costs. Operating profit in the first quarter of 2021 included a net restructuring and related gain of $11.7 million primarily related to prior repositioning actions. Operating profit in the first quarter of 2020 included acquisition-related and integration costs of $5.2 million related to the I&S and Cummins-Allison acquisitions.
Other expense increased $1.0 million, or 12.0%, primarily reflecting higher interest expense resulting from the 364-day credit facility entered into in April 2020.
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
Our tax rate for the three months ended March 31, 2021 is lower than the prior year’s comparable period primarily due to higher tax credit utilization, partially offset by a lower statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Our tax rate for the three months ended March 31, 2021 is approximately equal to the statutory U.S. federal tax rate of 21%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net income before allocation to noncontrolling interests	$108.4	$62.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(34.9)	(45.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	4.9	3.6
Other comprehensive income (loss), net of tax	(30.0)	(41.6)
Comprehensive income before allocation to noncontrolling interests	78.4	21.2
Less: Noncontrolling interests in comprehensive income	0.8	(0.3)
Comprehensive income attributable to common shareholders	$77.6	$21.5
For the three months ended March 31, 2021, comprehensive income before allocations to noncontrolling interests was $78.4 million compared to $21.2 million in the same period of 2020. The $57.2 million increase was driven by higher net income before allocation to noncontrolling interests of $45.6 million and a $10.3 million year over year favorable impact of foreign currency translation adjustments, primarily related to the euro and Japanese yen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31

Fluid Handling

	First Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Process Valves and Related Products	$174.5	$157.2	$17.3	11.0%
Commercial Valves	89.2	75.9	13.3	17.5%
Pumps and Systems	24.3	23.6	0.7	3.0%
Total net sales	$288.0	$256.7	$31.3	12.2%
Operating profit	$49.9	$28.0	$21.9	78.2%
Acquisition-related and integration charges *	$—	$2.0	$(2.0)	NM
Restructuring and related (gain) charges, net *	$(11.2)	$1.3	$(12.5)	NM
Backlog	$325.4	$293.4	$32.0	10.9%
Operating margin	17.4%	10.9%
* Acquisition-related and integration charges and restructuring and related (gain) charges, net are included in operating profit and operating margin.
Fluid Handling sales increased by $31.3 million, or 12.2%, to $288.0 million in 2021, driven by higher core sales of $14.6 million, or 5.7%, favorable foreign currency translation of $11.7 million, or 4.6%, and a benefit from the January 2020 acquisition of I&S of $5.0 million, or 1.9%.
•Sales of Process Valves and Related Products increased by $17.3 million, or 11.0%, to $174.5 million in 2021. The increase reflected favorable foreign currency translation of $6.3 million, or 4.0%, primarily due to the euro strengthening against the U.S. dollar, higher core sales of $6.0 million, or 3.8%, and a benefit from the acquisition of I&S of $5.0 million, or 3.2%. The higher core sales primarily reflected the timing of services provided to support nuclear outages compared to the prior year.
•Sales of Commercial Valves increased by $13.3 million, or 17.5%, to $89.2 million in 2021, primarily driven by a core sales increase of $8.0 million, or 10.5%, and favorable foreign currency translation of $5.3 million, or 7.0%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales primarily reflected higher demand in Canadian non-residential construction markets.
•Sales of Pumps & Systems increased by $0.7 million, or 3.0%, to $24.3 million in 2021.
Fluid Handling operating profit increased by $21.9 million, or 78.2%, to $49.9 million in 2021. The increase primarily reflected a gain on the sale of real estate related to prior repositioning actions, productivity benefits, restructuring savings from 2020 repositioning actions and the impact of higher sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products [1]	$185.0	$203.2	$(18.2)	(9.0)%
Banknotes and Security Products	152.5	94.2	58.3	61.9%
Total net sales	$337.5	$297.4	$40.1	13.5%
Operating profit	$85.9	$26.4	$59.5	225.4%
Acquisition-related and integration charges *	$—	$3.1	$(3.1)	NM
Restructuring and related gain, net *	$(0.5)	$(1.2)	$0.7	NM
Backlog	$337.0	$326.3	$10.7	3.3%
Operating margin	25.4%	8.9%
1 As a result of the third quarter 2020 internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. The prior period has been reclassified to conform to the current period presentation.

* Acquisition-related and integration charges and restructuring and related gain, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $40.1 million, or 13.5%, to $337.5 million in 2021, driven by higher core sales of $26.8 million, or 9.0%, and favorable foreign currency translation of $13.3 million, or 4.5%.
•Sales of Payment Acceptance and Dispensing Products decreased $18.2 million, or 9.0%, to $185.0 million in 2021. The decrease reflected lower core sales of $22.1 million, or 10.9%, partially offset by favorable foreign currency translation of $3.9 million, or 1.9%, as the British pound strengthened against the U.S. dollar. The core sales decrease primarily reflected lower sales to vending customers driven by COVID-19 related demand impacts.
•Sales of Banknotes and Security Products increased $58.3 million, or 61.9%, to $152.5 million in 2021. The increase reflected higher core sales of $48.9 million, or 51.9%, and favorable foreign currency translation of $9.4 million, or 10.0%, as the euro strengthened against the U.S. dollar. The core sales increase reflected substantially higher sales to both the U.S. Government and international customers.
Payment & Merchandising Technologies operating profit increased by $59.5 million, or 225.4%, to $85.9 million in 2021. The increase primarily reflected favorable mix, productivity benefits, restructuring savings from 2020 repositioning actions and the impact of higher sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Commercial Original Equipment	$54.7	$80.6	$(25.9)	(32.1)%
Military Original Equipment	62.8	60.4	2.4	4.0%
Commercial Aftermarket Products	19.5	33.9	(14.4)	(42.5)%
Military Aftermarket Products	17.1	18.0	(0.9)	(5.0)%
Total net sales	$154.1	$192.9	$(38.8)	(20.1)%
Operating profit	$26.0	$43.8	$(17.8)	(40.6)%
Backlog	$481.6	$547.5	$(65.9)	(12.0)%
Operating margin	16.9%	22.7%
Aerospace & Electronics sales decreased $38.8 million, or 20.1%, to $154.1 million in 2021.
•Sales of Commercial Original Equipment decreased $25.9 million, or 32.1%, to $54.7 million in 2021, primarily reflecting lower aircraft build rates as a result of COVID-19.
•Sales of Military Original Equipment increased $2.4 million, or 4.0%, to $62.8 million in 2021, reflecting broad-based military demand strength across solutions.
•Sales of Commercial Aftermarket Products decreased $14.4 million, or 42.5%, to $19.5 million in 2021, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.
•Sales of Military Aftermarket Products decreased $0.9 million, or 5.0%, to $17.1 million in 2021.
Aerospace & Electronics operating profit decreased by $17.8 million, or 40.6%, to $26.0 million in 2021, primarily as a result of the impact of lower sales volumes, partially offset by restructuring savings from 2020 repositioning actions.
Engineered Materials

	First Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
FRP- Recreational Vehicles	$24.3	$18.8	$5.5	29.3%
FRP- Building Products	21.8	24.9	(3.1)	(12.4)%
FRP- Transportation	7.8	7.2	0.6	8.3%
Total net sales	$53.9	$50.9	$3.0	5.9%
Operating profit	$6.4	$6.9	$(0.5)	(7.2)%
Backlog	$17.0	$10.8	$6.2	57.4%
Operating margin	11.8%	13.6%
Engineered Materials sales increased by $3.0 million, or 5.9%, to $53.9 million in 2021. The increase reflected higher sales to recreational vehicle manufacturers, partially offset by lower sales to building products customers. Engineered Materials operating profit decreased by $0.5 million, or 7.2%, to $6.4 million in 2021, primarily reflecting higher material costs, partially offset by the impact of higher sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2021	2020
Net cash provided by (used for):
Operating activities	$50.2	$(35.5)
Investing activities	29.6	(177.4)
Financing activities	(44.9)	134.3
Effect of foreign currency exchange rate changes on cash and cash equivalents	(7.5)	(12.5)
Increase (decrease) in cash and cash equivalents	$27.4	$(91.1)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, and by paying dividends and/or repurchasing shares. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transaction.
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our asbestos and environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets.
In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement with cash on hand and the issuance of commercial paper.
Operating Activities
Cash provided by operating activities was $50.2 million in the first three months of 2021, compared to cash used for operating activities of $35.5 million during the same period last year.  The increase in cash provided by operating activities was primarily driven by higher net income and lower working capital levels, partially offset by higher pension contributions. Net asbestos-related payments in the first three months of 2021 and 2020 were $10.8 million and $11.7 million, respectively. In 2021, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $45 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions, capital expenditures and cash provided by divestitures of businesses or assets. Cash provided by investing activities was $29.6 million in the first three months of 2021, compared to cash used for investing activities of $177.4 million in the comparable period of 2020. The increase in cash provided by investing activities was driven by the absence of cash paid for the acquisition of I&S of $172.0 million, net cash proceeds from the sale of marketable securities of $20 million and proceeds from the sale of real estate related to prior repositioning actions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $75 million in 2021.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $44.9 million during the first three months of 2021, compared to cash provided by financing activities of $134.3 million in the comparable period of 2020. The increase in cash used for financing activities was driven by $27.1 million of repayments of commercial paper in the first quarter of 2021 compared to $184.5 million of net proceeds received from the issuance of commercial paper in the first quarter of 2020. This was partially offset by the absence of $70.0 million of cash used for the repurchase of shares in the first quarter of 2020.

Recent Accounting Pronouncements

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information regarding new accounting pronouncements is included in Note 1 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2021, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 11, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2021. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 10.1	Crane Co. Amended & Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2021).
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
May 5, 2021	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 5, 2021		Richard A. Maue
Senior Vice President and Chief Financial Officer