Form 10-Q
period 2021-06-30
CRANE CO /DE/
filed 2021-08-04
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2021
Common stock, $1.00 Par Value – 58,631,950 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net sales	$796.4	$644.3	$1,575.9	$1,391.1
Operating costs and expenses:
Cost of sales	476.8	424.8	947.3	896.6
Selling, general and administrative	182.9	165.3	365.0	354.6
Acquisition-related and integration charges	—	2.3	—	7.5
Restructuring (gains) charges, net	(0.2)	23.2	(13.3)	22.0
Operating profit	136.9	28.7	276.9	110.4
Other income (expense):
Interest income	0.4	0.3	0.9	0.7
Interest expense	(11.4)	(14.4)	(25.0)	(26.9)
Miscellaneous income, net	9.7	2.4	13.6	6.2
Total other expense	(1.3)	(11.7)	(10.5)	(20.0)
Income from continuing operations before income taxes	135.6	17.0	266.4	90.4
Provision for income taxes	24.9	3.6	52.3	19.3
Net income from continuing operations attributable to common shareholders	110.7	13.4	214.1	71.1
Income from discontinued operations, net of tax (Note 3)	27.6	1.4	32.6	6.5
Net income attributable to common shareholders	$138.3	$14.8	$246.7	$77.6

Earnings per basic share:
Earnings per basic share from continuing operations	$1.89	$0.23	$3.67	$1.22
Earnings per basic share from discontinued operations	0.47	0.03	0.55	0.11
Earnings per basic share	$2.36	$0.26	$4.22	$1.33

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.87	$0.23	$3.62	$1.20
Earnings per diluted share from discontinued operations	0.46	0.02	0.55	0.11
Earnings per diluted share	$2.33	$0.25	$4.17	$1.31

Average shares outstanding:
Basic	58.5	58.0	58.4	58.5
Diluted	59.3	58.5	59.1	59.1

Dividends per share	$0.43	$0.43	$0.86	$0.86

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net income before allocation to noncontrolling interests	$138.3	$14.8	$246.7	$77.6
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	7.6	17.2	(27.3)	(28.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	5.2	3.6	10.1	7.1
Other comprehensive income (loss), net of tax	12.8	20.8	(17.2)	(20.9)
Comprehensive income before allocation to noncontrolling interests	151.1	35.6	229.5	56.7
Less: Noncontrolling interests in comprehensive income	(0.1)	0.2	0.7	(0.1)
Comprehensive income attributable to common shareholders	$151.2	$35.4	$228.8	$56.8
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$386.7	$551.0
Accounts receivable, net	458.6	423.9
Current insurance receivable - asbestos	14.4	14.4
Inventories, net:
Finished goods	154.5	125.4
Finished parts and subassemblies	57.1	54.5
Work in process	43.4	45.1
Raw materials	201.9	204.7
Inventories, net	456.9	429.7
Other current assets	129.8	137.3
Current assets held for sale	225.9	17.4
Total current assets	1,672.3	1,573.7
Property, plant and equipment:
Cost	1,173.4	1,191.9
Less: accumulated depreciation	635.2	618.2
Property, plant and equipment, net	538.2	573.7
Long-term insurance receivable - asbestos	65.8	72.5
Long-term deferred tax assets	33.1	41.0
Other assets	196.5	197.4
Intangible assets, net	491.3	519.1
Goodwill	1,426.0	1,437.7
Long-term assets held for sale	—	199.9
Total assets	$4,423.2	$4,615.0
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and per share data)	June 30, 2021	December 31, 2020
Liabilities and equity
Current liabilities:
Short-term borrowings	$15.0	$375.7
Accounts payable	242.2	198.9
Current asbestos liability	66.5	66.5
Accrued liabilities	388.4	388.0
U.S. and foreign taxes on income	8.8	0.1
Current liabilities held for sale	37.9	27.4
Total current liabilities	758.8	1,056.6
Long-term debt	843.4	842.9
Accrued pension and postretirement benefits	297.4	329.7
Long-term deferred tax liability	54.1	53.6
Long-term asbestos liability	576.7	603.6
Other liabilities	164.7	171.3
Long-term liabilities held for sale	—	26.2
Total liabilities	2,695.1	3,083.9
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	348.4	330.7
Retained earnings	2,389.3	2,192.8
Accumulated other comprehensive loss	(484.3)	(466.4)
Treasury stock	(600.6)	(600.6)
Total shareholders’ equity	1,725.2	1,528.9
Noncontrolling interests	2.9	2.2
Total equity	1,728.1	1,531.1
Total liabilities and equity	$4,423.2	$4,615.0
Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	13,801,550	14,298,191
Common shares outstanding	58,624,589	58,127,948
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Operating activities from continuing operations:
Net income from continuing operations attributable to common shareholders	$214.1	$71.1
Gain on sale of property	(18.5)	—
Depreciation and amortization	60.8	61.1
Stock-based compensation expense	12.4	10.2
Defined benefit plans and postretirement credit	(4.2)	(2.7)
Deferred income taxes	0.1	7.5
Cash used for operating working capital	(25.7)	(46.5)
Defined benefit plans and postretirement contributions	(17.2)	(2.3)
Environmental payments, net of reimbursements	(3.6)	(3.7)
Asbestos related payments, net of insurance recoveries	(20.2)	(19.2)
Other	(0.5)	0.1
Total provided by operating activities from continuing operations	197.5	75.6
Investing activities from continuing operations:
Payment for acquisition - net of cash acquired	—	(172.3)
Proceeds from disposition of capital assets	23.4	2.7
Capital expenditures	(13.9)	(13.3)
Purchase of marketable securities	(10.0)	—
Proceeds from sale of marketable securities	40.0	—
Total provided by (used for) investing activities from continuing operations	39.5	(182.9)
Financing activities from continuing operations:
Dividends paid	(50.2)	(50.4)
Reacquisition of shares on open market	—	(70.0)
Stock options exercised, net of shares reacquired	5.2	0.6
Debt issuance costs	—	(1.2)
Proceeds from issuance of commercial paper with maturities greater than 90 days	—	251.3
Repayments of commercial paper with maturities greater than 90 days	(27.1)	(96.5)
Net proceeds (repayments) from issuance of commercial paper with maturities of 90 days or less	15.0	(62.8)
Proceeds from revolving credit facility	—	77.2
Repayments of revolving credit facility	—	(77.2)
Proceeds from term loan	—	343.9
Repayment of term loan	(348.1)	—
Total (used for) provided by financing activities from continuing operations	(405.2)	314.9
Discontinued operations:
Total provided by operating activities	9.2	1.0
Total used for investing activities	(0.8)	(0.2)
Increase in cash and cash equivalents from discontinued operations	8.4	0.8
Effect of exchange rates on cash and cash equivalents	(4.5)	(10.2)
(Decrease) increase in cash and cash equivalents	(164.3)	198.2
Cash and cash equivalents at beginning of period	551.0	393.9
Cash and cash equivalents at end of period	$386.7	$592.1

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2021	2020
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(36.7)	$120.0
Inventories	(29.0)	(22.1)
Other current assets	(22.2)	(23.2)
Accounts payable	44.2	(79.6)
Accrued liabilities	2.9	(37.1)
U.S. and foreign taxes on income	15.1	(4.5)
Total	$(25.7)	$(46.5)

Supplemental disclosure of cash flow information:
Interest paid	$23.8	$23.8
Income taxes paid	$37.0	$46.4

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
Discontinued Operations. On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals. The historical results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. Please see Note 3 for additional details.
Process Flow Technologies. We changed the name of our 'Fluid Handling' segment to 'Process Flow Technologies'. This new name better conveys the key strengths and core competencies of the segment; providing proprietary and highly engineered process flow technology solutions to its customers.
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
On January 1, 2020, we adopted the new CECL standard and developed an expected impairment model based on our historical loss experience. We believe that our previous methodology to calculate credit losses is generally consistent with the new expected credit loss model and did not result in a material adjustment upon adoption. The allowance for doubtful accounts was $8.3 million and $10.9 million as of June 30, 2021 and December 31, 2020, respectively.

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

I&S designs, engineers and manufactures a broad range of critical fluid control instrumentation and sampling solutions used in severe service environments which complements our existing portfolio of chemical, refining, petrochemical and upstream oil and gas applications. I&S has been integrated into the Process Flow Technologies segment. The amount allocated to goodwill reflects the expected synergies, manufacturing efficiencies and procurement savings. Goodwill from this acquisition is not deductible for tax purposes.
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
Supplemental Pro Forma Data
I&S’ results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact was not material to our financial results.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three and six months ended June 30, 2020, we recorded $2.3 million and $7.5 million, respectively, of integration and transaction costs in our Condensed Consolidated Statements of Operations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Discontinued Operations
A business is classified as held for sale when management having the authority to approve the action commits to a plan to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current fair value and certain other criteria are met. A business classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. When the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized and updated each reporting period as appropriate.
Executing on our strategy to focus our growth investments on our three remaining segments, on May 16, 2021, we entered into an agreement to sell our Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale, and the segment’s results are presented as discontinued operations. This change was applied on a retrospective basis. We reasonably expect to close on this transaction within one year from the date of our entry into the agreement, and therefore have presented the assets and liabilities as current as of June 30, 2021.
Financial results from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net sales	$59.1	$33.6	$113.0	$84.6
Cost of sales	46.7	26.9	89.7	65.9
Selling, general and administrative	4.7	4.2	9.2	9.4
Restructuring charges	—	0.6	—	0.6
Income from discontinued operations	7.7	1.9	14.1	8.7
Income tax (benefit) provision[1]	(19.9)	0.5	(18.5)	2.2
Income from discontinued operations, net of tax	$27.6	$1.4	$32.6	$6.5
[1] Includes $21.5 million of deferred tax benefit in 2021 associated with the pending disposition of the Engineered Materials segment.
Major classes of assets and liabilities to be transferred in the transaction:

(in millions)	June 30, 2021	December 31, 2020
Assets:
Accounts receivable, net	$17.1	$8.8
Inventories, net	9.4	8.5
Other current assets	0.5	0.1
Property, plant and equipment, net	26.1	26.8
Other assets	0.3	0.6
Intangible assets, net	1.2	1.2
Goodwill	171.3	171.3
Assets held for sale	$225.9	$217.3

Liabilities:
Accounts payable	$25.1	$19.5
Accrued liabilities	8.1	7.9
Long-term deferred tax liability	4.7	26.1
Other liabilities	—	0.1
Liabilities held for sale	$37.9	$53.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We have four reportable segments: Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
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
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for critical performance applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing and distribution of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.
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
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic panels and coils, primarily for use in the manufacturing of recreational vehicles, truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products). In the second quarter of 2021, the assets and liabilities of the Engineered Materials segment were reclassified as held for sale and results are presented as discontinued operations and, therefore, not included in the tables below. This change was applied on a retrospective basis. Please see Note 3 for additional details.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Net sales:
Aerospace & Electronics	$157.5	$157.4	$311.5	$350.3
Process Flow Technologies	310.7	239.3	598.8	495.9
Payment & Merchandising Technologies	328.2	247.6	665.6	544.9
Total	$796.4	$644.3	$1,575.9	$1,391.1

Operating profit:
Aerospace & Electronics	$30.8	$19.5	$56.8	$63.3
Process Flow Technologies	46.5	20.2	96.6	48.2
Payment & Merchandising Technologies	77.9	2.0	163.7	28.4
Corporate	(18.3)	(13.0)	(40.2)	(29.5)
Total	$136.9	$28.7	$276.9	$110.4
Interest income	0.4	0.3	0.9	0.7
Interest expense	(11.4)	(14.4)	(25.0)	(26.9)
Miscellaneous income, net	9.7	2.4	13.6	6.2
Income from continuing operations before income taxes	$135.6	$17.0	$266.4	$90.4
For the three and six month periods ended June 30, 2021, operating profit includes net restructuring gains of $0.2 million and $13.3 million, respectively. For the three and six month periods ended June 30, 2020, operating profit includes acquisition-related and integration charges of $2.3 million and $7.5 million, respectively, and net restructuring charges of $23.2 million and $22.0 million, respectively. See Note 2, “Acquisitions” and Note 15, “Restructuring” for further discussion.

(in millions)	June 30, 2021	December 31, 2020
Assets:
Aerospace & Electronics	$609.9	$593.9
Process Flow Technologies	1,165.8	1,106.1
Payment & Merchandising Technologies	2,149.0	2,215.3
Corporate	272.6	482.4
Assets held for sale	225.9	217.3
Total	$4,423.2	$4,615.0

(in millions)	June 30, 2021	December 31, 2020
Goodwill:
Aerospace & Electronics	$202.5	$202.5
Process Flow Technologies	356.0	360.0
Payment & Merchandising Technologies	867.5	875.2
Total	$1,426.0	$1,437.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Aerospace & Electronics
Commercial Original Equipment	$53.7	$51.9	$108.3	$132.5
Military and Other Original Equipment	62.8	65.5	125.6	125.9
Commercial Aftermarket Products	25.3	20.3	44.8	54.2
Military Aftermarket Products	15.7	19.7	32.8	37.7
Total Aerospace & Electronics	$157.5	$157.4	$311.5	$350.3

Process Flow Technologies
Process Valves and Related Products	$184.3	$160.8	$358.6	$317.9
Commercial Valves	98.2	58.3	187.7	134.1
Pumps and Systems	28.2	20.2	52.5	43.9
Total Process Flow Technologies	$310.7	$239.3	$598.8	$495.9

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products [1]	$197.3	$140.9	$382.3	$344.1
Banknotes and Security Products	130.9	106.7	283.3	200.8
Total Payment & Merchandising Technologies	$328.2	$247.6	$665.6	$544.9

Net sales	$796.4	$644.3	$1,575.9	$1,391.1
1 As a result of the third quarter 2020 internal merger of the Crane Merchandising Systems (“CMS”) business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. The prior period has been reclassified to conform to the current period presentation.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2021, total backlog was $1,191.7 million. We expect to recognize approximately 77% of our remaining performance obligations as revenue in 2021, an additional 21% in 2022 and the balance thereafter.
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

(in millions)	June 30, 2021	December 31, 2020
Contract assets	$81.6	$66.7
Contract liabilities	$90.3	$103.0
We recognized revenue of $13.5 million and $46.9 million during the three- and six-month periods ended June 30, 2021 related to contract liabilities as of December 31, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2021	2020	2021	2020
Net income from continuing operations attributable to common shareholders	$110.7	$13.4	$214.1	$71.1
Income from discontinued operations, net of tax (Note 3)	27.6	1.4	32.6	6.5
Net income attributable to common shareholders	$138.3	$14.8	$246.7	$77.6

Average basic shares outstanding	58.5	58.0	58.4	58.5
Effect of dilutive share-based awards	0.8	0.5	0.7	0.6
Average diluted shares outstanding	59.3	58.5	59.1	59.1

Earnings per basic share:
Earnings per basic share from continuing operations	$1.89	$0.23	$3.67	$1.22
Earnings per basic share from discontinued operations	0.47	0.03	0.55	0.11
Earnings per basic share	$2.36	$0.26	$4.22	$1.33

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.87	$0.23	$3.62	$1.20
Earnings per diluted share from discontinued operations	0.46	0.02	0.55	0.11
Earnings per diluted share	$2.33	$0.25	$4.17	$1.31

The computation of diluted earnings per share excludes the effect of the potentially anti-dilutive securities which was 1.3 million and 2.2 million for the three months ended June 30, 2021 and 2020, respectively, and 1.5 million and 1.8 million for the six months ending June 30, 2021 and 2020, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended June 30, 2021 and 2020 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1
Net income	—	—	108.4	—	—	108.4	—	108.4
Cash dividends ($0.43 per share)	—	—	(25.0)	—	—	(25.0)	—	(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	(2.3)	—	—	9.5	7.2	—	7.2
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.9	—	4.9	—	4.9
Currency translation adjustment	—	—	—	(35.7)	—	(35.7)	0.8	(34.9)
BALANCE MARCH 31, 2021	72.4	$334.7	$2,276.2	$(497.2)	$(591.1)	$1,595.0	$3.0	$1,598.0
Net income	—	—	138.3	—	—	138.3	—	138.3
Cash dividends (0.43 per share)	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Impact from settlement of share-based awards, net of shares acquired	—	7.6	—	—	(9.5)	(1.9)	—	(1.9)
Stock-based compensation expense	—	6.1	—	—	—	6.1	—	6.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	5.2	—	5.2	—	5.2
Currency translation adjustment	—	—	—	7.7	—	7.7	(0.1)	7.6
BALANCE JUNE 30, 2021	72.4	$348.4	$2,389.3	$(484.3)	$(600.6)	$1,725.2	$2.9	$1,728.1

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2019	72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	$1,473.7	$2.6	$1,476.3
Net income	—	—	62.8	—	—	62.8	—	62.8
Cash dividends ($0.43 per share)	—	—	(25.5)	—	—	(25.5)	—	(25.5)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Impact from settlement of share-based awards, net of shares acquired	—	(6.0)	—	—	6.0	—	—	—
Stock-based compensation expense	—	5.8	—	—	—	5.8	—	5.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	(45.2)	—	(45.2)	(0.3)	(45.5)
BALANCE MARCH 31, 2020	72.4	$315.4	$2,149.5	$(525.3)	$(606.8)	$1,405.2	$2.3	$1,407.5
Net income	—	—	14.8	—	—	14.8	—	$14.8
Cash dividends ($0.43 per share)	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Impact from settlement of share-based awards, net of shares acquired	—	(1.4)	—	—	1.9	0.5	—	0.5
Stock-based compensation expense	—	4.7	—	—	—	4.7	—	4.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.6	—	3.6	—	3.6
Currency translation adjustment	—	—	—	17.2	—	17.2	0.2	17.4
BALANCE JUNE 30, 2020	72.4	$318.7	$2,139.4	$(504.5)	$(604.9)	$1,421.1	$2.5	$1,423.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2020	$(397.9)	$(68.5)	$(466.4)
Other comprehensive income (loss) before reclassifications	—	(28.0)	(28.0)
Amounts reclassified from accumulated other comprehensive loss	10.1	—	10.1
Net period other comprehensive income (loss)	10.1	(28.0)	(17.9)
Balance as of June 30, 2021	$(387.8)	$(96.5)	$(484.3)

[a]	Net of tax benefit of $150.6 million and $148.2 million as of June 30, 2021 and December 31, 2020, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and six month periods ended June 30, 2021 and 2020. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Amortization of pension items:
Prior-service costs	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Net loss	6.5	4.9	13.1	9.7
Amortization of postretirement items:
Prior-service costs	(0.3)	(0.3)	(0.5)	(0.5)
Total before tax	$6.1	$4.5	$12.5	$9.1
Tax impact	1.1	0.9	2.4	2.0
Total reclassifications for the period	$5.0	$3.6	$10.1	$7.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2021 and 2020 are as follows:

	Pension		Postretirement
(in millions)	2021	2020	2021	2020
Service cost	$1.7	$1.6	$0.1	$0.1
Interest cost	5.2	6.6	0.2	0.2
Expected return on plan assets	(15.7)	(14.0)	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net loss	6.5	4.9	—	—
Net periodic benefit	$(2.4)	$(1.0)	$—	$—

For all plans, the components of net periodic benefit for the six months ended June 30, 2021 and 2020 are as follows:

	Pension		Postretirement
(in millions)	2021	2020	2021	2020
Service cost	$3.2	$3.2	$0.2	$0.1
Interest cost	10.4	13.2	0.3	0.4
Expected return on plan assets	(29.8)	(28.7)	—	—
Recognized curtailment gain	(0.7)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.5)	(0.5)
Amortization of net loss	13.1	9.7	—	—
Net periodic benefit	$(3.9)	$(2.7)	$—	$—
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2021	$20.7	$2.6
Amounts contributed during the six months ended June 30, 2021	$16.9	$0.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective Tax Rate	18.4%	20.9%	19.6%	21.6%

Our effective tax rates attributable to continuing operations for the three and six months ended June 30, 2021 are lower than the prior year’s comparable periods primarily due to higher tax credit utilization, partially offset by the reversal of tax accruals in the prior year related to an audit settlement.

Our effective tax rates attributable to continuing operations for the three and six months ended June 30, 2021 are lower than the statutory U.S. federal tax rate of 21% primarily due to excess share-based compensation benefits, partially offset by state taxes.
Unrecognized Tax Benefits
During the three and six months ended June 30, 2021, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.5 million and $0.4 million, respectively, primarily due to increases in tax positions taken in the current and prior periods, partially offset by reductions from expiration of statutes of limitations. During the three and six months ended June 30, 2021, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate increased by $0.6 million and $0.6 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and six months ended June 30, 2021, we recognized $0.2 million of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of June 30, 2021 and December 31, 2020, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $7.8 million and $7.5 million, respectively.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $10.1 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2021, we had seven reporting units. In the second quarter of 2021, the assets and liabilities of our Engineered Materials segment (which was a separate reportable segment and reporting unit) were classified as held for sale. Please see Note 3 for additional details.
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

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Total
Balance as of December 31, 2020	$202.5	$360.0	$875.2	$1,437.7
Adjustments to purchase price allocations	—	(0.1)	—	(0.1)
Currency translation	—	(3.9)	(7.7)	(11.6)
Balance at June 30, 2021	$202.5	$356.0	$867.5	$1,426.0
For the six months ended June 30, 2021, adjustments of $0.1 million represent the finalization of the purchase price allocation for the acquisition of I&S. See a discussion in Note 2, “Acquisitions” for further details.
As of June 30, 2021, we had $491.3 million of net intangible assets, of which $71.2 million were intangibles with indefinite useful lives. As of December 31, 2020, we had $519.1 million of net intangible assets, of which $70.9 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at beginning of period, net of accumulated amortization	$519.1	$503.7
Additions	—	52.5
Amortization expense	(22.6)	(48.3)
Currency translation	(5.2)	11.2
Balance at end of period, net of accumulated amortization	$491.3	$519.1
For the year ended December 31, 2020, additions to intangible assets represent the purchase price allocation related to the January 2020 acquisition of I&S. See discussion in Note 2, “Acquisitions” for further details.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

		June 30, 2021			December 31, 2020
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.2	$133.0	$54.0	$79.0	$133.2	$53.4	$79.8
Customer relationships and backlog	18.3	617.1	257.5	359.6	623.7	241.9	381.8
Drawings	40	11.1	10.6	0.5	11.1	10.5	0.6
Other	11.7	139.0	86.8	52.2	140.2	83.3	56.9
Total	17.8	$900.2	$408.9	$491.3	$908.2	$389.1	$519.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2021	$22.2
2022	42.8
2023	42.8
2024	41.8
2025 and after	270.5
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2021	December 31, 2020
Employee related expenses	$127.9	$120.5
Warranty	10.5	8.1
Current lease liabilities	22.8	23.0
Contract liabilities	90.3	103.0
Other	136.9	133.4
Total	$388.4	$388.0
We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
The following table summarizes warranty activity recorded during the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$10.2	$9.6	$8.1	$9.8
Expense	2.8	2.6	6.0	5.1
Changes due to acquisitions	—	0.3	—	0.3
Payments / deductions	(2.4)	(3.7)	(3.4)	(6.4)
Currency translation	(0.1)	—	(0.2)	—
Balance at end of period	$10.5	$8.8	$10.5	$8.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2021, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2021	2020	2021	2020	2020
Beginning claims	29,407	29,162	29,138	29,056	29,056
New claims	772	577	1,505	1,258	2,620
Settlements	(176)	(264)	(336)	(429)	(885)
Dismissals	(215)	(548)	(519)	(958)	(1,653)
Ending claims	29,788	28,927	29,788	28,927	29,138
Of the 29,788 pending claims as of June 30, 2021, approximately 18,000 claims were pending in New York of which approximately 16,000 are non-malignancy claims that were filed over 15 years ago and have been inactive under New York court orders.
We have tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. We further have pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense. We have also tried several other cases resulting in plaintiff verdicts which we paid or settled after unsuccessful appeals.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the six months ended June 30, 2021 and 2020 totaled $21.3 million and $23.9 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six months ended June 30, 2021 and, 2020 totaled $20.2 million and $19.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
(in millions)	June 30,		June 30,		December 31,
	2021	2020	2021	2020	2020
Settlement / indemnity costs incurred (1)	$8.4	$7.6	$13.9	$15.8	$35.3
Defense costs incurred (1)	3.8	3.6	7.4	8.1	15.6
Total costs incurred	$12.2	$11.2	$21.3	$23.9	$50.9

Settlement / indemnity payments	$9.4	$5.9	$19.5	$16.9	$24.7
Defense payments	4.2	4.2	7.4	8.5	16.7
Insurance receipts	(4.2)	(2.7)	(6.7)	(6.2)	(10.3)
Pre-tax cash payments, net	$9.4	$7.4	$20.2	$19.2	$31.1
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2021, we have resolved (by settlement or dismissal) approximately 142,000 claims. The related settlement costs incurred by us and our insurance carriers is approximately $692 million, for an average settlement cost per resolved claim of approximately $4,900. The average settlement cost per claim resolved during the years ended December 31, 2020, 2019 and 2018 was $13,900, $15,800, and $11,300, respectively. Because claims are sometimes dismissed in large

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Condensed Consolidated Financial Statements.”
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
An aggregate liability of $712 million is recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $643 million and $670 million as of June 30, 2021 and December 31, 2020, respectively. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2021 and December 31, 2020 is $66.5 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through June 30, 2021, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended June 30, 2021.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $80 million and $87 million as of June 30, 2021 and December 31, 2020, respectively.
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
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2021 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $35.5 million and $39.8 million as of June 30, 2021 and December 31, 2020, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $10.9 million as of June 30, 2021 and December 31, 2020 and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2021 and December 31, 2020, we recorded a receivable of $7.3 million and $7.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We notified our insurers of this potential liability and have obtained defense and indemnity coverage, subject to reservations of rights, under certain of our insurance policies.

Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary of ours in 1985 when we acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We are in the late stages of our remediation activities at the Site, which include a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air testing, all in accordance with the New Jersey Department of Environmental Protection guidelines and directives.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2021, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 13 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2021	December 31, 2020

Commercial paper	$15.0	$27.2
364-Day Credit Agreement	—	348.5
Total short-term borrowings	$15.0	$375.7

4.45% notes due December 2023	$299.2	$299.1
6.55% notes due November 2036	198.5	198.4
4.20% notes due March 2048	346.3	346.2
Other deferred financing costs associated with credit facilities	(0.6)	(0.8)
Total long-term debt	$843.4	$842.9
Debt discounts and debt issuance costs totaled $6.0 million and $6.6 million million as of each of June 30, 2021 and December 31, 2020, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

As of June 30, 2021 and December 31, 2021, there was $15.0 million and $27.2 million of outstanding borrowings under the commercial paper program (the “CP Program”), respectively. We issued commercial paper of $100 million in January 2020 and $150 million in December 2019 to fund the acquisitions of I&S and Cummins-Allison Corp. (“Cummins-Allison”), respectively. See discussion in Note 2, “Acquisitions” for further details. Amounts available under the commercial paper program may be borrowed, repaid and re-borrowed from time to time, with the aggregate principal amount of the notes outstanding under the commercial paper program at any time not to exceed $550 million as of June 30, 2020. See discussion in Note 16, “Subsequent Events” for further details regarding the CP Program.

We also have a revolving credit agreement permitting borrowings of up to $550 million which expires in December 2022. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commercial paper. In the first half of 2020, we repaid the outstanding amounts related to borrowings of $67 million used to fund the I&S acquisition in January 2020. See discussion in Note 2, “Acquisitions” for further details. As of June 30, 2021 and December 31, 2020, there were no outstanding borrowings. See discussion in Note 16, “Subsequent Events” for further details regarding our new revolving credit agreement.

In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement with cash on hand and the issuance of commercial paper. As of December 31, 2020, there was $348.5 million outstanding under the 364-Day Credit Agreement.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts are not designated as hedging instruments and had a notional value of $33.0 million and $34.2 million as of June 30, 2021 and December 31, 2020, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.2 million and less than $0.1 million as of June 30, 2021 and December 31, 2020, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.0 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.
Available-for-sale securities consist of marketable debt securities and rabbi trust investments. Marketable debt securities consist of commercial paper which are measured at fair value using prices for comparable securities in active markets, and are therefore classified within Level 2 of the valuation hierarchy. The fair value of the commercial paper was $0.0 million and $30.0 million as of June 30, 2021 and December 31, 2020, respectively. These investments are included in “Other current assets” on our Condensed Consolidated Balance Sheets. We also have two rabbi trusts that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market, and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $1.5 million as of June 30, 2021 and December 31, 2020. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $986.6 million and $954.8 million as of June 30, 2021 and December 31, 2020, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15 - Restructuring
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
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce.
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
Restructuring (gains) charges, net
We recorded restructuring (gains) charges, net which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Aerospace & Electronics	$—	$4.7	$—	$4.7
Process Flow Technologies [1]	—	4.7	(12.6)	4.7
Payment & Merchandising Technologies [2]	(0.2)	13.8	(0.7)	12.6
Total restructuring (gains) charges, net [3]	$(0.2)	$23.2	$(13.3)	$22.0
1 We also recorded related costs of $2.4 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.
2 We also recorded related costs of $0.8 million for the three months ended June 30, 2020 and $0.7 million for the six months ended June 30, 2020. These costs are recorded within Cost of sales and Selling, general and administrative.
3 We also recorded related costs of $2.4 million and $1.3 million for the three months ended June 30, 2021 and 2020, respectively, and $3.8 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. These costs are recorded within Cost of sales and Selling, general and administrative.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our restructuring (gains) charges, net by program, cost type and segment for the three months ended June 30, 2021 and 2020:

	Three months ended June 30, 2021			Three months ended June 30, 2020
(in millions)	Severance	Other	Total	Severance	Other	Total
Aerospace & Electronics	$—	$—	$—	$4.7	$—	$4.7
Process Flow Technologies	—	—	—	4.7	—	4.7
Payment & Merchandising Technologies	—	—	—	13.8	1.0	14.8
2020 Repositioning	$—	$—	$—	$23.2	$1.0	$24.2

Payment & Merchandising Technologies	(0.2)	—	(0.2)	(1.0)	—	(1.0)
2017 Repositioning	$(0.2)	$—	$(0.2)	$(1.0)	$—	$(1.0)

Total	$(0.2)	$—	$(0.2)	$22.2	$1.0	$23.2

The following table summarizes our restructuring (gains) charges, net by program, cost type and segment for the six months ended June 30, 2021 and 2020:

	Six months ended June 30, 2021			Six months ended June 30, 2020
(in millions)	Severance	Other	Total	Severance	Other	Total
Aerospace & Electronics	$—	$—	$—	$4.7	$—	$4.7
Process Flow Technologies	—	—	—	4.7	—	4.7
Payment & Merchandising Technologies	(0.5)	—	(0.5)	13.8	1.0	14.8
2020 Repositioning	$(0.5)	$—	$(0.5)	$23.2	$1.0	$24.2

Process Flow Technologies	$0.1		$0.1	$—	$—	$—
2019 Repositioning	$0.1	$—	$0.1	$—	$—	$—

Process Flow Technologies [1]	$—	$(12.7)	$(12.7)	$—	$—	$—
Payment & Merchandising Technologies [2]	(0.2)	—	(0.2)	(1.0)	(1.5)	(2.5)
2017 Repositioning	$(0.2)	$(12.7)	$(12.9)	$(1.0)	$(1.5)	$(2.5)

Payment & Merchandising Technologies	$—	$—	$—	$0.3	$—	$0.3
Other Restructuring	$—	$—	$—	$0.3	$—	$0.3

Total	$(0.6)	$(12.7)	$(13.3)	$22.5	$(0.5)	$22.0
1 Reflects a pre-tax gain related to the sale of real estate in 2021
2 Reflects a pre-tax gain related to the sale of real estate in 2020

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs, net incurred through June 30, 2021. We do not expect to incur additional facility consolidation costs to complete these actions as of June 30, 2021.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total
Process Flow Technologies	$3.8	$—	$3.8
Payment & Merchandising Technologies	16.1	4.6	20.7
Aerospace & Electronics	6.5	—	6.5
2020 Repositioning	$26.4	$4.6	$31.0

Process Flow Technologies	$16.1	$—	$16.1
2019 Repositioning	$16.1	$—	$16.1

Process Flow Technologies	$13.5	$(12.7)	$0.8
Payment & Merchandising Technologies	11.5	0.7	12.2
Aerospace & Electronics	1.3	(1.4)	(0.1)
2017 Repositioning	$26.3	$(13.4)	$12.9
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring (gains) charges by program:

(in millions)	2020 Repositioning	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance at December 31, 2020 (b)	$4.2	$16.0	$4.7	$24.9
Expense (a)	—	0.1	—	0.1
Adjustments (a)	(0.5)	—	(0.2)	(0.7)
Utilization	(3.1)	(2.7)	(0.3)	(6.1)
Balance at June 30, 2021 (b)	$0.6	$13.4	$4.2	$18.2

(a)
Included within Restructuring (gains) charges, net in the Condensed Consolidated Statements of Operations and reflects changes in estimates for increases and decreases in costs related to our restructuring programs

(b)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 16- Subsequent Event

On July 28, 2021, we entered into a $650 million, 5-year Revolving Credit Agreement (the “2021 Facility”), which replaced the existing $550 million revolving credit facility. The 2021 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. Interest on loans made under the 2021 Facility accrues, at our option, at a rate per annum equal to (1) a base rate, plus a margin ranging from 0.00% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBO rate or the applicable replacement rate (determined based on “hardwired” LIBOR transition provisions consistent with those published by the Alternative References Rates Committee) for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating. The 2021 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2021 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of us.

On July 28, 2021, we increased the size of the CP Program to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: uncertainties regarding the extent and duration of the impact of the COVID-19 pandemic on many aspects of our business, operations and financial performance, as detailed in Part II, Item 1A of this Quarterly Report on Form 10-Q; changes in economic, financial and end-market conditions in the markets in which we operate; fluctuations in raw material prices; the financial condition of our customers and suppliers; economic, social and political instability, currency fluctuation and other risks of doing business outside of the United States; competitive pressures, including the need for technology improvement, successful new product development and introduction and any inability to pass increased costs of raw materials to customers; our ability to value and successfully integrate acquisitions and to realize synergies and opportunities for growth and innovation, and to attract and retain highly qualified personnel and key management; the risks that any regulatory approval that may be required for the Engineered Materials divestiture is delayed or is not obtained, that the Engineered Materials divestiture does not close or that the related transaction agreement is terminated, or that the benefits expected from the Engineered Materials divestiture will not be realized or will not be realized within the expected time period; a reduction in congressional appropriations that affect defense spending and our ability to predict the timing and award of substantial contracts in our banknote business; adverse effects on our business and results of operations, as a whole, as a result of increases in asbestos claims or the cost of defending and settling such claims; adverse effects as a result of environmental remediation activities, costs, liabilities and related claims; investment performance of our pension plan assets and fluctuations in interest rates, which may affect the amount and timing of future pension plan contributions; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and subsequent reports filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK - CONTINUING OPERATIONS
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors.
For 2021, we expect a total year-over-year sales increase of approximately 12%, driven by high-single digit core growth following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic, an approximate 3.5% benefit from favorable foreign exchange, and a slight acquisition benefit. We expect an improvement in operating profit of approximately two times greater than 2020, driven by a combination of operating leverage on higher volumes, restructuring and acquisition related charges recorded last year that will not repeat in 2021 and carry-over savings associated with COVID-19 related repositioning actions.
Aerospace & Electronics
In 2021, we expect Aerospace & Electronics core sales to decline in the low- to mid-single digit range compared to 2020 as the COVID-19 pandemic had a major impact on business and leisure air travel beginning in the early part of the second quarter of last year which has only recently began to recover. Accordingly, we expect a decline in our commercial OEM business driven by lower aircraft build rates, and we expect a decline in our commercial aftermarket business given lower airline flight hours. We expect a decline in our defense OEM and aftermarket businesses given very challenging comparisons to 2020 where these markets exhibited very strong growth. We expect the segment’s operating profit to increase slightly compared to 2020 driven primarily by the carry-over savings associated with COVID-19 related repositioning actions and the absence of restructuring related costs, partially offset by the impact of the lower sales volume.
Process Flow Technologies
In 2021, we expect Process Flow Technologies sales to increase in the mid-teens range compared to 2020, driven by core sales growth in the high-single digit range following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic; favorable foreign exchange of approximately 5%; and a small benefit from the I&S acquisition.
We expect Process Valves and Related Products sales to increase in the low-teens digit range compared to 2020, driven by high-single digit core sales growth, an approximate 3% benefit from favorable foreign exchange, and a small benefit from the I&S acquisition. We expect Commercial Valves sales to increase more than 20% compared to 2020 driven by favorable foreign exchange and core sales growth, both in the low double digit range. We expect Pumps and Systems sales to increase in the low-teens range compared to 2020, driven by growth in the U.S. municipal, non-residential construction and military end markets.
We expect an improvement in the segment’s operating profit and operating margin compared to 2020, driven by the impact of the higher sales, lower restructuring and acquisition related charges, and carry-over savings primarily associated with COVID-19 related repositioning actions.
Payment & Merchandising Technologies
In 2021, we expect Payment & Merchandising Technologies sales to increase in the mid- to high-teens range compared to 2020, driven primarily by mid-teens core sales growth, and an approximate 4% benefit from favorable foreign exchange.
At Crane Payment Innovations, we expect core sales growth in the low double digit range, driven by broad-based strength across most vertical end markets following the substantial core sales decline in 2020 attributable to the COVID-19 pandemic. At Crane Currency, we expect core sales to increase more than 20% compared to 2020 primarily driven by higher sales to the U.S. Government, and to a lesser extent, by higher sales to international customers.
We expect the segment’s operating profit and operating margin to increase substantially compared to 2020, driven by the impact from the higher sales volume, favorable product mix, productivity, carry-over savings primarily associated with COVID-19 related repositioning actions, and the absence of restructuring and acquisition-related costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2021 versus the second quarter 2020, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales	$796.4	$644.3	$152.1	23.6%
Operating profit	136.9	28.7	108.2	377.0%
Acquisition-related and integration charges [1]	—	2.3	(2.3)	NM
Restructuring and related charges, net [1]	2.2	24.5	(22.3)	(91.0)%
Operating margin	17.2%	4.5%
Other income (expense):
Interest income	0.4	0.3	0.1	33.3%
Interest expense	(11.4)	(14.4)	3.0	20.8%
Miscellaneous income, net	9.7	2.4	7.3	304.2%
Total other expense	(1.3)	(11.7)	10.4	88.9%
Income from continuing operations before income taxes	135.6	17.0	118.6	697.6%
Provision for income taxes	24.9	3.6	21.3	591.7%
Net income from continuing operations attributable to common shareholders	$110.7	$13.4	$97.3	726.1%
[1]Acquisition-related and integration charges and restructuring and related (gains) charges, net are included in operating profit and operating margin.
Sales increased by $152.1 million, or 23.6%, to $796.4 million in 2021. Net sales related to operations outside the United States were 38.8% and 36.8% of total net sales for the quarters ended June 30, 2021 and 2020, respectively. The year-over-year change in sales included:
•an increase in core sales of $120.4 million, or 18.7%; and
•favorable foreign currency translation of $31.7 million, or 4.9%.
Operating profit increased by $108.2 million, or 377.0%, to $136.9 million in 2021. The increase in operating profit reflected higher operating profit in our Payment & Merchandising Technologies, Process Flow Technologies and Aerospace & Electronics segments, partially offset by higher corporate costs. Operating profit in the second quarter of 2021 included restructuring and related charges of $2.2 million and disposition costs of $0.8 million. Operating profit in the second quarter of 2020 included restructuring and related charges of $24.5 million, primarily relating to workforce reductions initiated in response to COVID-19 and integration actions related to the Cummins-Allison acquisition. We also recorded acquisition-related and integration charges of $2.3 million related to the Cummins-Allison and I&S acquisitions in the second quarter of 2020.
Other expense decreased $10.4 million, or 88.9%, primarily reflecting a gain on sale of property and lower interest expense resulting from the absence of interest paid for the 364-day credit facility that was paid in April 2021.
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
Our effective tax rate attributable to continuing operations for the three months ended June 30, 2021 is lower than the prior year’s comparable period primarily due to higher tax credit utilization, partially offset by the reversal of tax accruals in the prior year related to an audit settlement.
Our effective tax rates attributable to continuing operations for the three months ended June 30, 2021 is lower than the statutory U.S. federal tax rate of 21% primarily due to excess share-based compensation benefits, partially offset by state taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2021	2020
Net income before allocation to noncontrolling interests	$138.3	$14.8
Components of other comprehensive income, net of tax
Currency translation adjustment	7.6	17.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	5.2	3.6
Other comprehensive income, net of tax	12.8	20.8
Comprehensive income before allocation to noncontrolling interests	151.1	35.6
Less: Noncontrolling interests in comprehensive income	(0.1)	0.2
Comprehensive income attributable to common shareholders	$151.2	$35.4
For the three months ended June 30, 2021, comprehensive income before allocations to noncontrolling interests was $151.1 million compared to $35.6 million in the same period of 2020. The $115.5 million increase was driven by higher net income before allocation to noncontrolling interests of $123.5 million, partially offset by a $9.6 million year over year unfavorable impact of foreign currency translation adjustments, primarily related to the euro and Japanese yen.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30

Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Commercial Original Equipment	$53.7	$51.9	$1.8	3.5%
Military Original Equipment	62.8	65.5	(2.7)	(4.1)%
Commercial Aftermarket Products	25.3	20.3	5.0	24.6%
Military Aftermarket Products	15.7	19.7	(4.0)	(20.3)%
Total net sales	$157.5	$157.4	$0.1	0.1%
Operating profit	$30.8	$19.5	$11.3	57.9%
Restructuring and related charges[1]	$—	$4.7	$(4.7)	NM
Backlog	$472.9	$505.7	$(32.8)	(6.5)%
Operating margin	19.6%	12.4%
[1] Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales increased $0.1 million, or 0.1%, to $157.5 million in 2021.
•Sales of Commercial Original Equipment increased $1.8 million, or 3.5%, to $53.7 million in 2021, reflecting higher shipments as the industry begins to recover from the COVID-19 related slowdown.
•Sales of Military Original Equipment decreased $2.7 million, or 4.1%, to $62.8 million in 2021, primarily reflecting challenging comparisons to particularly strong sales in the same period last year.
•Sales of Commercial Aftermarket Products increased $5.0 million, or 24.6%, to $25.3 million in 2021, reflecting demand from improving air traffic as the airline industry begins to recover from the COVID-19 related slowdown.
•Sales of Military Aftermarket Products decreased $4.0 million, or 20.3%, to $15.7 million in 2021, primarily reflecting challenging comparisons to particularly strong sales in the same period last year.
Aerospace & Electronics operating profit increased by $11.3 million, or 57.9%, to $30.8 million in 2021, primarily as a result of restructuring savings from 2020 repositioning actions and the non-recurrence of repositioning charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Process Valves and Related Products	$184.3	$160.8	$23.5	14.6%
Commercial Valves	98.2	58.3	39.9	68.4%
Pumps and Systems	28.2	20.2	8.0	39.6%
Total net sales	$310.7	$239.3	$71.4	29.8%
Operating profit	$46.5	$20.2	$26.3	130.2%
Acquisition-related and integration charges [1]	$—	$1.3	$(1.3)	NM
Restructuring and related charges, net [1]	$2.4	$5.2	$(2.8)	(53.8)%
Backlog	$344.1	$298.6	$45.5	15.2%
Operating margin	15.0%	8.4%
[1] Acquisition-related and integration charges and restructuring and related charges, net are included in operating profit and operating margin.
Process Flow Technologies sales increased by $71.4 million, or 29.8%, to $310.7 million in 2021, driven by higher core sales of $52.7 million, or 22.0%, and favorable foreign currency translation of $18.7 million, or 7.8%.
•Sales of Process Valves and Related Products increased by $23.5 million, or 14.6%, to $184.3 million in 2021. The increase reflected higher core sales of $16.4 million, or 10.2%, and favorable foreign currency translation of $7.1 million, or 4.4%, primarily due to the euro strengthening against the U.S. dollar. The higher core sales primarily reflected the timing of services provided to support nuclear outages compared to the prior year, and improving demand across Chemical and General Industrial end markets.
•Sales of Commercial Valves increased by $39.9 million, or 68.4%, to $98.2 million in 2021, primarily driven by a core sales increase of $28.6 million, or 49.0%, and favorable foreign currency translation of $11.3 million, or 19.4%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales reflected broad-based improvement in demand across Canadian, U.K. and Middle East non-residential construction markets.
•Sales of Pumps & Systems increased by $8.0 million, or 39.6%, to $28.2 million in 2021, reflecting broad-based improvement in demand across municipal, non-residential construction, and military end markets.
Process Flow Technologies operating profit increased by $26.3 million, or 130.2%, to $46.5 million in 2021. The increase primarily reflected the impact of higher sales volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products [1]	$197.3	$140.9	$56.4	40.0%
Banknotes and Security Products	130.9	106.7	24.2	22.7%
Total net sales	$328.2	$247.6	$80.6	32.6%
Operating profit	$77.9	$2.0	$75.9	NM
Acquisition-related and integration charges [2]	$—	$1.0	$(1.0)	NM
Restructuring and related (gains) charges, net [2]	$(0.2)	$14.6	$(14.8)	NM
Backlog	$374.7	$285.5	$89.2	31.2%
Operating margin	23.7%	0.8%
1 As a result of the third quarter 2020 internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. The prior period has been reclassified to conform to the current period presentation.

[2] Acquisition-related and integration charges and restructuring and related (gains) charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $80.6 million, or 32.6%, to $328.2 million in 2021, driven by higher core sales of $67.9 million, or 27.5%, and favorable foreign currency translation of $12.7 million, or 5.1%.
•Sales of Payment Acceptance and Dispensing Products increased $56.4 million, or 40.0%, to $197.3 million in 2021. The increase reflected higher core sales of $50.9 million, or 36.1%, and favorable foreign currency translation of $5.5 million, or 3.9%, primarily due to the British pound strengthening against the U.S. dollar. The core sales increase primarily reflected higher sales to Gaming, Retail and Vending customers.
•Sales of Banknotes and Security Products increased $24.2 million, or 22.7%, to $130.9 million in 2021. The increase reflected higher core sales of $17.0 million, or 16.0%, and favorable foreign currency translation of $7.2 million, or 6.7%, as the euro strengthened against the U.S. dollar. The core sales increase primarily reflected higher sales to the U.S. Government, and to a lesser extent, higher sales to international customers.
Payment & Merchandising Technologies operating profit increased by $75.9 million to $77.9 million in 2021. The increase primarily reflected the impact of higher sales volumes, and to a lesser extent, favorable mix, the non-recurrence of repositioning charges and restructuring savings from 2020 repositioning actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Six Month Periods Ended June 30
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2021 versus the first six months of 2020, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2021	2020	$	%
Net sales	$1,575.9	$1,391.1	$184.8	13.3%
Operating profit	276.9	110.4	166.5	150.8%
Acquisition-related and integration charges [1]	—	7.5	(7.5)	NM
Restructuring and related (gains) charges, net [1]	(9.5)	24.6	(34.1)	(138.6)%
Operating margin	17.6%	7.9%
Other income (expense):
Interest income	0.9	0.7	0.2	28.6%
Interest expense	(25.0)	(26.9)	1.9	7.1%
Miscellaneous income, net	13.6	6.2	7.4	119.4%
Total other expense	(10.5)	(20.0)	9.5	47.5%
Income from continuing operations before income taxes	266.4	90.4	176.0	194.7%
Provision for income taxes	52.3	19.3	33.0	171.0%
Net income from continuing operations attributable to common shareholders	$214.1	$71.1	$143.0	201.1%
[1]Acquisition-related and integration charges and restructuring and related (gains) charges, net are included in operating profit and operating margin.
Sales increased by $184.8 million, or 13.3%, to $1,575.9 million in 2021. Net sales related to operations outside the United States were 39.4% and 36.3% of total net sales for the six months ended June 30, 2021 and 2020, respectively. The year-over-year change in sales included:
•an increase in core sales of $123.0 million, or 8.8%;
•favorable foreign currency translation of $56.8 million, or 4.1%; and
•an increase in sales related to a benefit from the January 2020 I&S acquisition of $5.0 million, or 0.4%.
Operating profit increased by $166.5 million, or 150.8%, to $276.9 million in 2021. The increase in operating profit reflected higher operating profit in our Payment & Merchandising Technologies and Process Flow Technologies segments, partially offset by Aerospace & Electronics segment and higher corporate costs. Operating profit in the first six months of 2021 included net restructuring and related gains of $9.5 million and disposition costs of $0.8 million. Operating profit in the first six months of 2020 included restructuring and related charges of $24.6 million and acquisition-related and integration charges of $7.5 million.
Other expense decreased $9.5 million, or 47.5%, primarily reflecting a gain on sale of a property, a curtailment gain related to our pension plan and lower interest expense resulting from the absence of interest paid for the 364-day credit facility that was paid in April 2021.
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

Our effective tax rate attributable to continuing operations for the six months ended June 30, 2021 is lower than the prior year’s comparable period primarily due to higher tax credit utilization, partially offset by the reversal of tax accruals in the prior year related to an audit settlement.

Our effective tax rate attributable to continuing operations for the six months ended June 30, 2021 is lower than the statutory U.S. federal tax rate of 21% primarily due to excess share-based compensation benefits, partially offset by state taxes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2021	2020
Net income before allocation to noncontrolling interests	$246.7	$77.6
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(27.3)	(28.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	10.1	7.1
Other comprehensive loss, net of tax	(17.2)	(20.9)
Comprehensive income before allocation to noncontrolling interests	229.5	56.7
Less: Noncontrolling interests in comprehensive income	0.7	(0.1)
Comprehensive income attributable to common shareholders	$228.8	$56.8
For the six months ended June 30, 2021, comprehensive income before allocations to noncontrolling interests was $229.5 million compared to $56.7 million in the same period of 2020. The $172.8 million increase was primarily driven by higher net income before allocation to noncontrolling interests of $169.1 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30
Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Commercial Original Equipment	$108.3	$132.5	$(24.2)	(18.3)%
Military Original Equipment	125.6	125.9	(0.3)	(0.2)%
Commercial Aftermarket Products	44.8	54.2	(9.4)	(17.3)%
Military Aftermarket Products	32.8	37.7	(4.9)	(13.0)%
Total net sales	$311.5	$350.3	$(38.8)	(11.1)%
Operating profit	$56.8	$63.3	$(6.5)	(10.3)%
Restructuring and related charges[1]	$—	$4.7	$(4.7)	NM
Operating margin	18.2%	18.1%
[1] Restructuring and related charges are included in operating profit and operating margin.
Aerospace & Electronics sales decreased $38.8 million, or 11.1%, to $311.5 million in 2021.
•Sales of Commercial Original Equipment decreased $24.2 million, or 18.3%, to $108.3 million in 2021, reflecting lower aircraft build rates as a result of COVID-19.
•Sales of Military Original Equipment decreased $0.3 million, or 0.2%, to $125.6 million in 2021.
•Sales of Commercial Aftermarket Products decreased $9.4 million, or 17.3%, to $44.8 million in 2021, reflecting lower sales of commercial spares as airlines reduced flight schedules in response to COVID-19.
•Sales of Military Aftermarket Products decreased $4.9 million, or 13.0%, to $32.8 million in 2021, primarily reflecting challenging comparisons to particularly strong sales in the same period last year.
Aerospace & Electronics operating profit decreased by $6.5 million, or 10.3%, to $56.8 million in 2021, primarily as a result of lower sales volumes, partially offset by savings from 2020 repositioning actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Process Valves and Related Products	$358.6	$317.9	$40.7	12.8%
Commercial Valves	187.7	134.1	53.6	40.0%
Pumps and Systems	52.5	43.9	8.6	19.6%
Total net sales	$598.8	$495.9	$102.9	20.8%
Operating profit	$96.6	$48.2	$48.4	100.4%
Acquisition-related and integration charges [1]	$—	$3.2	$(3.2)	NM
Restructuring and related (gains) charges [1]	$(8.8)	$6.6	$(15.4)	NM
Operating margin	16.1%	9.7%
[1] Acquisition-related and integration charges and restructuring and related (gains) charges are included in operating profit and operating margin.
Process Flow Technologies sales increased by $102.9 million, or 20.8%, to $598.8 million in 2021, driven by higher core sales of $67.4 million, or 13.6%, favorable foreign currency translation of $30.5 million, or 6.2%, and a benefit from the January 2020 acquisition of I&S of $5.0 million, or 1.0%.
•Sales of Process Valves and Related Products increased by $40.7 million, or 12.8%, to $358.6 million in 2021. The increase reflected higher core sales of $22.3 million, or 7.0%, favorable foreign currency translation of $13.4 million, or 4.2%, primarily due to the euro strengthening against the U.S. dollar, and a benefit from the acquisition of I&S of $5.0 million, or 1.6%. The higher core sales primarily reflected the timing of services provided to support nuclear outages compared to the prior year.
•Sales of Commercial Valves increased by $53.6 million, or 40.0%, to $187.7 million in 2021, primarily driven by a core sales increase of $36.9 million, or 27.5%, and favorable foreign currency translation of $16.7 million, or 12.5%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales primarily reflected higher demand in Canadian, and, to a lesser extent, U.K., non-residential construction markets.
•Sales of Pumps & Systems increased by $8.6 million, or 19.6%, to $52.5 million in 2021, primarily reflecting higher demand from municipal and non-residential construction end markets.
Process Flow Technologies operating profit increased by $48.4 million, or 100.4%, to $96.6 million in 2021. The increase primarily reflected the impact of higher sales volumes, a gain on the sale of real estate related to prior repositioning actions, productivity benefits, and savings from 2020 repositioning actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2021	2020	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products [1]	$382.3	$344.1	$38.2	11.1%
Banknotes and Security Products	283.3	200.8	82.5	41.1%
Total net sales	$665.6	$544.9	$120.7	22.2%
Operating profit	$163.7	$28.4	$135.3	NM
Acquisition-related and integration charges [2]	$—	$4.1	$(4.1)	NM
Restructuring and related (gains) charges, net [2]	$(0.7)	$13.3	$(14.0)	NM
Operating margin	24.6%	5.2%
1 As a result of the third quarter 2020 internal merger of the CMS business into the vending vertical of the CPI business, Payment Acceptance and Dispensing Products now includes Merchandising Equipment. The prior period has been reclassified to conform to the current period presentation.

[2] Acquisition-related and integration charges and restructuring and related (gains) charges, net are included in operating profit and operating margin.
Payment & Merchandising Technologies sales increased $120.7 million, or 22.2%, to $665.6 million in 2021, driven by higher core sales of $94.7 million, or 17.4%, and favorable foreign currency translation of $26.0 million, or 4.8%.
•Sales of Payment Acceptance and Dispensing Products increased $38.2 million, or 11.1%, to $382.3 million in 2021. The increase reflected higher core sales of $28.8 million, or 8.4%, and favorable foreign currency translation of $9.4 million, or 2.7%, primarily reflecting the strengthening of the British pound against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming and retail customers.
•Sales of Banknotes and Security Products increased $82.5 million, or 41.1%, to $283.3 million in 2021. The increase reflected higher core sales of $65.9 million, or 32.8%, and favorable foreign currency translation of $16.6 million, or 8.3%, as the euro strengthened against the U.S. dollar. The core sales increase reflected substantially higher sales to the U.S. Government, and to a lesser extent, to international customers.
Payment & Merchandising Technologies operating profit increased by $135.3 million to $163.7 million in 2021. The increase primarily reflected the impact of higher sales volumes, favorable mix and restructuring savings from 2020 repositioning actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2021	2020
Net cash (used for) provided by:
Operating activities from continuing operations	$197.5	$75.6
Investing activities from continuing operations	39.5	(182.9)
Financing activities from continuing operations	(405.2)	314.9
Discontinued operations	8.4	0.8
Effect of foreign currency exchange rate changes on cash and cash equivalents	(4.5)	(10.2)
(Decrease) increase in cash and cash equivalents	$(164.3)	$198.2

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
In July 2021, we entered into a $650 million, 5-year Revolving Credit Agreement, which replaced the existing $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). Please see Note 16 for additional details.
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
Operating Activities
Cash provided by operating activities from continuing operations was $197.5 million in the first six months of 2021, compared to $75.6 million during the same period last year.  The increase in cash provided by operating activities from continuing operations was primarily driven by higher net income and lower working capital levels, partially offset by higher pension contributions. Net asbestos-related payments in the first six months of 2021 and 2020 were $20.2 million and $19.2 million, respectively. In 2021, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $45 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for acquisitions, capital expenditures and cash provided by divestitures of businesses or assets. Cash provided by investing activities from continuing operations was $39.5 million in the first six months of 2021, compared to cash used for investing activities from continuing operations of $182.9 million in the comparable period of 2020. The increase in cash provided by investing activities from continuing operations was driven by the absence of cash paid for the acquisition of I&S of $172.3 million, net cash proceeds from the sale of marketable securities of $30.0 million and proceeds from the sale of real estate. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $70.0 million in 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities from continuing operations was $405.2 million during the first six months of 2021, compared to cash provided by financing activities from continuing operations of $314.9 million in the comparable period of 2020. The increase in cash used for financing activities from continuing operations was driven by the $348.1 million repayment of the 364-Day Credit Agreement in the first six months of 2021 compared to the proceeds from the 364-Day Credit Agreement of $343.9 million in the first six months of 2020. In addition there was $12.1 million of net repayments of commercial paper in the first six months of 2021 compared to $92.0 million of net proceeds received from the issuance of commercial paper in the first six months of 2020. This was partially offset by the absence of $70.0 million of cash used for the repurchase of shares in the first six months of 2020.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2021, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2021. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 10.1	Crane Co. Amended & Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 26, 2021).
Exhibit 10.2	$650 million 5-Year Revolving Credit Agreement, dated as of July 28, 2021 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed July 28, 2021).
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE CO.
REGISTRANT

Date
August 4, 2021	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 4, 2021		Richard A. Maue
Senior Vice President and Chief Financial Officer