Form 10-Q
period 2022-03-31
CRANE CO /DE/
filed 2022-05-04
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2022
Common stock, $1.00 Par Value – 56,055,134 shares

Crane Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021
Net sales	$801.1	$779.6
Operating costs and expenses:
Cost of sales	473.8	470.5
Selling, general and administrative	193.7	182.2
Restructuring (gains) charges, net	—	(13.1)
Operating profit	133.6	140.0
Other income (expense):
Interest income	0.3	0.4
Interest expense	(11.1)	(13.6)
Miscellaneous income, net	3.5	3.9
Total other expense	(7.3)	(9.3)
Income from continuing operations before income taxes	126.3	130.7
Provision for income taxes	31.6	27.3
Net income from continuing operations attributable to common shareholders	94.7	103.4
Income from discontinued operations, net of tax (Note 2)	10.3	5.0
Net income attributable to common shareholders	$105.0	$108.4

Earnings per basic share:
Earnings per basic share from continuing operations	$1.66	$1.79
Earnings per basic share from discontinued operations	0.18	0.10
Earnings per basic share	$1.84	$1.89

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.64	$1.75
Earnings per diluted share from discontinued operations	0.17	0.09
Earnings per diluted share	$1.81	$1.84

Average shares outstanding:
Basic	57.1	58.2
Diluted	57.9	58.9

Dividends per share	$0.47	$0.43

See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income before allocation to noncontrolling interests	$105.0	$108.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(21.6)	(34.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.3	4.9
Other comprehensive loss, net of tax	(18.3)	(30.0)
Comprehensive income before allocation to noncontrolling interests	86.7	78.4
Less: Noncontrolling interests in comprehensive income	0.1	0.8
Comprehensive income attributable to common shareholders	$86.6	$77.6
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$307.2	$478.6
Accounts receivable, net of allowance for doubtful accounts of $9.3 as of March 31, 2022 and $10.4 as of December 31, 2021	510.9	472.4
Current insurance receivable - asbestos	13.7	13.7
Inventories, net:
Finished goods	156.1	143.8
Finished parts and subassemblies	68.4	59.5
Work in process	33.3	36.9
Raw materials	213.5	200.7
Inventories, net	471.3	440.9
Other current assets	115.1	118.1
Current assets held for sale	234.1	220.5
Total current assets	1,652.3	1,744.2
Property, plant and equipment:
Cost	1,176.2	1,179.9
Less: accumulated depreciation	660.0	652.6
Property, plant and equipment, net	516.2	527.3
Long-term insurance receivable - asbestos	55.8	60.0
Long-term deferred tax assets	19.4	17.7
Other assets	254.7	259.0
Intangible assets, net	452.1	465.9
Goodwill	1,402.7	1,412.5
Total assets	$4,353.2	$4,486.6
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Short-term borrowings	$104.0	$—
Accounts payable	233.9	246.7
Current asbestos liability	62.3	62.3
Accrued liabilities	333.1	430.7
U.S. and foreign taxes on income	23.0	10.6
Current liabilities held for sale	41.5	44.9
Total current liabilities	797.8	795.2
Long-term debt	842.7	842.4
Accrued pension and postretirement benefits	223.6	231.9
Long-term deferred tax liability	69.2	71.1
Long-term asbestos liability	538.1	549.8
Other liabilities	155.6	161.1
Total liabilities	2,627.0	2,651.5
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	364.7	363.9
Retained earnings	2,605.9	2,527.3
Accumulated other comprehensive loss	(458.6)	(440.2)
Treasury stock	(861.1)	(691.1)
Total shareholders’ equity	1,723.3	1,832.3
Noncontrolling interests	2.9	2.8
Total equity	1,726.2	1,835.1
Total liabilities and equity	$4,353.2	$4,486.6

Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	16,120,215	14,590,274
Common shares outstanding	56,305,924	57,835,865
See Notes to Condensed Consolidated Financial Statements.

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Operating activities from continuing operations:
Net income from continuing operations attributable to common shareholders	$94.7	$103.4
Gain on sale of property	—	(12.8)
Depreciation and amortization	28.6	30.6
Stock-based compensation expense	5.9	6.2
Defined benefit plans and postretirement credit	(2.7)	(1.7)
Deferred income taxes	(0.9)	0.3
Cash used for operating working capital	(167.1)	(51.5)
Defined benefit plans and postretirement contributions	(2.8)	(15.8)
Environmental payments, net of reimbursements	(1.3)	(1.5)
Asbestos related payments, net of insurance recoveries	(7.5)	(10.8)
Other	3.8	1.2
Total (used for) provided by operating activities from continuing operations	(49.3)	47.6
Investing activities from continuing operations:
Proceeds from disposition of capital assets	—	14.5
Capital expenditures	(12.5)	(4.7)
Purchase of marketable securities	—	(10.0)
Proceeds from sale of marketable securities	—	30.0
Total (used for) provided by investing activities from continuing operations	(12.5)	29.8
Financing activities from continuing operations:
Dividends paid	(26.7)	(25.0)
Reacquisition of shares on open market	(175.8)	—
Stock options exercised, net of shares reacquired	0.7	7.3
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)
Net borrowings from issuance of commercial paper with maturities of 90 days or less	104.0	—
Total used for financing activities from continuing operations	(97.8)	(44.8)
Discontinued operations:
Total (used for) provided by operating activities	(6.2)	2.6
Total used for investing activities	(0.5)	(0.3)
(Decrease) increase in cash and cash equivalents from discontinued operations	(6.7)	2.3
Effect of exchange rates on cash and cash equivalents	(5.1)	(7.5)
(Decrease) increase in cash and cash equivalents	(171.4)	27.4
Cash and cash equivalents at beginning of period	478.6	551.0
Cash and cash equivalents at end of period	$307.2	$578.4

CRANE CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2022	2021
Detail of cash used for operating working capital from continuing operations:
Accounts receivable	$(41.9)	$(48.9)
Inventories	(32.5)	(1.7)
Other current assets	(5.6)	(18.5)
Accounts payable	(11.2)	13.3
Accrued liabilities	(94.7)	(18.4)
U.S. and foreign taxes on income	18.8	22.7
Total	$(167.1)	$(51.5)

Supplemental disclosure of cash flow information:
Interest paid	$7.4	$9.9
Income taxes paid	$13.7	$5.7

See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures. Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Pending Separation
On March 30, 2022, Crane Co. announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed within approximately 12 months, subject to the satisfaction of customary conditions and final approval by Crane Co.’s Board of Directors.
Discontinued Operations
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals. The historical results of Engineered Materials are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented. Throughout this Quarterly Report on Form 10-Q, unless otherwise indicated, amounts and activity are presented on a continuing operations basis. Please see Note 2, “Discontinued Operations” for additional details.
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
Note 2 - Discontinued Operations
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
Executing on our strategy to focus our growth investments on our three remaining segments, on May 16, 2021, we entered into an agreement to sell our Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale, and the segment’s results were presented as discontinued operations. This change was applied on a retrospective basis. On March 17, 2022, the Department of Justice (DOJ) filed a complaint to enjoin the sale transaction. The parties are responding to the complaint and engaging with the DOJ in the normal course to address the DOJ’s antitrust concerns regarding a minor overlap in a narrow range of material used in certain commercial building applications. We believe that the sale is probable of closing and, as such, continue to present the segment’s results as discontinued operations as of March 31, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial results from discontinued operations:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net sales	$70.4	$53.9
Cost of sales	52.4	43.1
Selling, general and administrative	4.6	4.4
Income from discontinued operations	$13.4	$6.4
Income tax provision	3.1	1.4
Income from discontinued operations, net of tax	$10.3	$5.0
Major classes of assets and liabilities to be transferred in the transaction:

(in millions)	March 31, 2022	December 31, 2021
Assets:
Accounts receivable, net	$20.7	$10.6
Inventories, net	10.9	8.2
Other current assets	0.8	0.6
Current assets held for sale (a)	32.4	19.4

Property, plant and equipment, net	28.8	28.3
Other assets	0.4	0.3
Intangible assets, net	1.2	1.2
Goodwill	171.3	171.3
Long-term assets held for sale (a)	201.7	201.1
Assets held for sale	$234.1	$220.5

Liabilities:
Accounts payable	$28.9	$27.0
Accrued liabilities	6.7	12.0
Current liabilities held for sale (a)	35.6	39.0

Long-term deferred tax liability	5.8	5.8
Other liabilities	0.1	0.1
Long-term liabilities held for sale (a)	5.9	5.9
Liabilities held for sale	$41.5	$44.9
(a) We reasonably expect to close on this transaction within one year and therefore have presented the assets and liabilities as current as of March 31, 2022.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
On April 8, 2022, the Company entered into an agreement to sell Crane Supply for CAD 380 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2022.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency.  CPI provides high technology payment acceptance and dispensing products to original equipment manufacturers, and for certain vertical markets, it also provides currency handling and processing systems, complete cash and cashless payment and merchandising solutions, equipment service solutions, and fully connected managed service solutions. Crane Currency is a supplier of banknotes and highly engineered banknote security features as well as a provider of security features for product authentication. A pioneer in advanced micro-optics technology, Crane Currency provides a wide range of engaging visual effects in features that increase the level of security and public trust in banknotes and for the product brand authentication market. Crane Currency offers uniquely designed banknotes, substrate (paper) and printing capabilities for over 50 central banks around the world.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic panels and coils, primarily for use in the manufacturing of recreational vehicles ("RVs"), and in commercial and industrial buildings applications, with some additional applications including trailers and other transportation-related products. Engineered Materials sells the majority of its products directly to RV, trailer, and truck manufacturers, and it uses distributors and retailers to serve the commercial and industrial construction markets. In the second quarter of 2021, the assets and liabilities of the Engineered Materials segment were reclassified as held for sale and results are presented as discontinued operations and, therefore, not included in the tables below. This change was applied on a retrospective basis. Please see Note 2, “Discontinued Operations” for additional details.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net sales:
Aerospace & Electronics	$157.2	$154.1
Process Flow Technologies	311.3	288.0
Payment & Merchandising Technologies	332.6	337.5
Total	$801.1	$779.6

Operating profit:
Aerospace & Electronics	$28.1	$26.0
Process Flow Technologies	49.0	49.9
Payment & Merchandising Technologies	84.2	85.9
Corporate	(27.7)	(21.8)
Total	$133.6	$140.0
Interest income	0.3	0.4
Interest expense	(11.1)	(13.6)
Miscellaneous income, net	3.5	3.9
Income from continuing operations before income taxes	$126.3	$130.7

(in millions)	March 31, 2022	December 31, 2021
Assets:
Aerospace & Electronics	$625.6	$604.7
Process Flow Technologies	1,282.5	1,240.4
Payment & Merchandising Technologies	2,057.6	2,096.5
Corporate	153.4	324.5
Assets held for sale	234.1	220.5
Total	$4,353.2	$4,486.6

(in millions)	March 31, 2022	December 31, 2021
Goodwill:
Aerospace & Electronics	$202.5	$202.5
Process Flow Technologies	346.1	349.4
Payment & Merchandising Technologies	854.1	860.6
Total	$1,402.7	$1,412.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2022	2021
Aerospace & Electronics
Commercial Original Equipment	$58.7	$54.7
Military and Other Original Equipment	57.4	62.8
Commercial Aftermarket Products	28.6	19.5
Military Aftermarket Products	12.5	17.1
Total Aerospace & Electronics	$157.2	$154.1

Process Flow Technologies
Process Valves and Related Products	$182.9	$174.5
Commercial Valves	98.2	89.2
Pumps and Systems	30.2	24.3
Total Process Flow Technologies	$311.3	$288.0

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$211.0	$185.0
Banknotes and Security Products	121.6	152.5
Total Payment & Merchandising Technologies	$332.6	$337.5

Net sales	$801.1	$779.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2022, total backlog was $1,309.8 million. We expect to recognize approximately 85% of our remaining performance obligations as revenue in 2022, an additional 13% in 2023 and the balance thereafter.
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

(in millions)	March 31, 2022	December 31, 2021
Contract assets	$78.0	$73.0
Contract liabilities	$96.5	$101.1
We recognized revenue of $32.3 million during the three-month period ended March 31, 2022 related to contract liabilities as of December 31, 2021.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2022	2021
Net income from continuing operations attributable to common shareholders	$94.7	$103.4
Income from discontinued operations, net of tax (Note 2)	10.3	5.0
Net income attributable to common shareholders	$105.0	$108.4

Average basic shares outstanding	57.1	58.2
Effect of dilutive share-based awards	0.8	0.7
Average diluted shares outstanding	57.9	58.9

Earnings per basic share:
Earnings per basic share from continuing operations	$1.66	$1.79
Earnings per basic share from discontinued operations	0.18	0.10
Earnings per basic share	$1.84	$1.89

Earnings per diluted share:
Earnings per diluted share from continuing operations	$1.64	$1.75
Earnings per diluted share from discontinued operations	0.17	0.09
Earnings per diluted share	$1.81	$1.84

The computation of diluted earnings per share excludes the effect of the potentially anti-dilutive securities which was 0.3 million and 1.8 million for the three months ended March 31, 2022 and 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended March 31, 2022 and 2021 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	105.0	—	—	105.0	—	105.0
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,699,949 shares	—	—	—	—	(175.8)	(175.8)	—	(175.8)
Exercise of stock options, net of shares reacquired of 79,214 shares	—	—	—	—	6.1	6.1	—	6.1
Impact from settlement of share-based awards, net of shares acquired	—	(5.1)	—	—	(0.3)	(5.4)	—	(5.4)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.3	—	3.3	—	3.3
Currency translation adjustment	—	—	—	(21.7)	—	(21.7)	0.1	(21.6)
BALANCE MARCH 31, 2022	72.4	$364.7	$2,605.9	$(458.6)	$(861.1)	$1,723.3	$2.9	$1,726.2

BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1
Net income	—	—	108.4	—	—	108.4	—	108.4
Cash dividends ($0.43 per share)	—	—	(25.0)	—	—	(25.0)	—	(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	(2.3)	—	—	9.5	7.2	—	7.2
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.9	—	4.9	—	4.9
Currency translation adjustment	—	—	—	(35.7)	—	(35.7)	0.8	(34.9)
BALANCE MARCH 31, 2021	72.4	$334.7	$2,276.2	$(497.2)	$(591.1)	$1,595.0	$3.0	$1,598.0

The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2021	$(301.9)	$(138.3)	$(440.2)
Other comprehensive income (loss) before reclassifications	—	(21.7)	(21.7)
Amounts reclassified from accumulated other comprehensive loss	3.3	—	3.3
Net period other comprehensive income (loss)	3.3	(21.7)	(18.4)
Balance as of March 31, 2022	$(298.6)	$(160.0)	$(458.6)

[a]	Net of tax benefit of $119.1 million and $117.9 million as of March 31, 2022 and December 31, 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended March 31, 2022 and 2021. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2022	2021
Amortization of pension items:
Net loss	$4.8	$6.5
Amortization of postretirement items:
Prior service costs	(0.3)	(0.3)
Total before tax	$4.5	$6.2
Tax impact	1.2	1.3
Total reclassifications for the period	$3.3	$4.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2022 and 2021 are as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Service cost	$1.3	$1.5	$0.1	$0.1
Interest cost	5.2	5.1	0.2	0.2
Expected return on plan assets	(13.9)	(14.1)	—	—
Recognized curtailment gain	—	(0.7)	—	—
Amortization of prior service cost	—	—	(0.3)	(0.3)
Amortization of net loss	4.8	6.5	—	—
Net periodic benefit	$(2.6)	$(1.7)	$—	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2022	$18.9	$2.6
Amounts contributed during the three months ended March 31, 2022	$2.8	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2022	2021
Effective Tax Rate	25.0%	20.9%

Our effective tax rate attributable to continuing operations for the three months ended March 31, 2022 is higher than the prior year’s comparable period primarily due to higher non-U.S. taxes, partially offset by a greater benefit related to share-based compensation.

Our effective tax rate attributable to continuing operations for the three months ended March 31, 2022 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S., expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During the three months ended March 31, 2022, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.4 million, primarily due to increases in tax positions taken in the current period, partially offset by reductions from expiration of statutes of limitations. During the three months ended March 31, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate increased by $0.6 million. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three months ended March 31, 2022, we recognized $0.3 million of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of March 31, 2022, and December 31, 2021, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $5.2 million and $4.9 million, respectively.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2022, we had seven reporting units. In the second quarter of 2021, the assets and liabilities of our Engineered Materials segment (which was a separate reportable segment and reporting unit) were classified as held for sale. Please see Note 2 for additional details.
Intangibles with indefinite useful lives, consisting of trade names, are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives. We also review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Total
Balance as of December 31, 2021	$202.5	$349.4	$860.6	$1,412.5
Currency translation	—	(3.3)	(6.5)	(9.8)
Balance at March 31, 2022	$202.5	$346.1	$854.1	$1,402.7
As of March 31, 2022, we had $452.1 million of net intangible assets, of which $70.4 million were intangibles with indefinite useful lives. As of December 31, 2021, we had $465.9 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at beginning of period, net of accumulated amortization	$465.9	$519.1
Amortization expense	(10.6)	(44.5)
Currency translation and other	(3.2)	(8.7)
Balance at end of period, net of accumulated amortization	$452.1	$465.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

		March 31, 2022			December 31, 2021
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.2	$131.4	$54.4	$77.0	$131.9	$54.3	$77.6
Customer relationships and backlog	18.3	606.4	275.1	331.3	611.8	270.1	341.8
Drawings	40	11.1	10.6	0.5	11.1	10.6	0.5
Other	11.8	136.4	93.1	43.3	137.4	91.3	46.0
Total	17.8	$885.3	$433.2	$452.1	$892.2	$426.3	$465.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2022	$32.0
2023	42.0
2024	41.2
2025	35.7
2026 and after	230.8
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2022	December 31, 2021
Employee related expenses	$89.0	$175.1
Warranty	7.3	7.3
Current lease liabilities	22.0	22.5
Contract liabilities	96.5	101.1
Other	118.3	124.7
Total	$333.1	$430.7
We accrue warranty liabilities when it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
The following table summarizes warranty activity recorded during the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$7.3	$8.1
Expense	1.0	3.1
Payments / deductions	(0.8)	(0.9)
Currency translation	(0.2)	(0.1)
Balance at end of period	$7.3	$10.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of March 31, 2022, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2022	2021	2021
Beginning claims	29,958	29,138	29,138
New claims	657	733	2,975
Settlements	(201)	(160)	(980)
Dismissals	(102)	(304)	(1,175)
Ending claims	30,312	29,407	29,958
Of the 30,312 pending claims as of March 31, 2022, approximately 18,000 claims were pending in New York of which approximately 16,000 are non-malignancy claims that were filed over 15 years ago and have been inactive under New York court orders.
We have tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. We further have pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense. We have also tried several other cases resulting in plaintiff verdicts which we paid or settled after unsuccessful appeals.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the three months ended March 31, 2022 and 2021 totaled $13.0 million and $9.1 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more, and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the three months ended March 31, 2022 and, 2021 totaled $7.5 million and $10.8 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Year Ended
	March 31,		December 31,
(in millions)	2022	2021	2021
Settlement / indemnity costs incurred (1)	$10.5	$5.5	$40.6
Defense costs incurred (1)	2.5	3.6	14.6
Total costs incurred	$13.0	$9.1	$55.2

Settlement / indemnity payments	$9.6	$10.1	$42.6
Defense payments	2.1	3.2	15.4
Insurance receipts	(4.2)	(2.5)	(13.1)
Pre-tax cash payments, net	$7.5	$10.8	$44.9
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through March 31, 2022, we have resolved (by settlement or dismissal) approximately 144,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $730 million, for an average settlement cost per resolved claim of approximately $5,100. The average settlement cost per claim resolved during the years ended December 31, 2021, 2020 and 2019 was $18,800, $13,900, and $15,800, respectively. Because claims are sometimes

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
dismissed in large groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements.”
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
An aggregate liability of $712 million was recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $600 million and $612 million as of March 31, 2022 and December 31, 2021, respectively. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at March 31, 2022 and December 31, 2021 is $62.3 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through March 31, 2022, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended March 31, 2022.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $70 million and $74 million as of March 31, 2022 and December 31, 2021, respectively.
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
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered into a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $30.6 million and $32.3 million as of March 31, 2022 and December 31, 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.1 million as of March 31, 2022 and December 31, 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2022 and December 31, 2021, we recorded a receivable of $6.6 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS has asked us to participate in a voluntary, multi-party mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. We and other PRPs executed a non-binding mediation agreement on March 16, 2015, and the U.S. government executed the mediation agreement on August 6, 2015. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, we entered into discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that we expect in the aggregate to be immaterial. We understand that GD-OTS has also reached agreements-in-principle with the U.S. Government and the other participating PRPs related to the first-phase areas of concern. Negotiations between GD-OTS and the U.S. Government are underway with respect to resolution of the remaining areas of the site, including those portions of the Crab Orchard Site where our predecessor conducted manufacturing and research activities. We at present cannot predict whether these further negotiations will result in an agreement, or when any determination of the ultimate allocable shares of the various PRPs, including the U.S. Government, is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We notified our insurers of this potential liability and have obtained defense and indemnity coverage, subject to reservations of rights, under certain of our insurance policies.

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

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2022, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2022	December 31, 2021

Commercial paper	$104.0	$—
Total short-term borrowings	$104.0	$—

4.45% notes due December 2023	$299.5	$299.4
6.55% notes due November 2036	198.5	198.5
4.20% notes due March 2048	346.4	346.3
Other deferred financing costs associated with credit facilities	(1.7)	(1.8)
Total long-term debt	$842.7	$842.4
Debt discounts and debt issuance costs totaled $5.6 million and $5.7 million as of each of March 31, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of March 31, 2022 and December 31, 2021, there was $104.0 million and $0.0 million, respectively, of outstanding borrowings under the commercial paper program.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $94.0 million and $3.0 million as of March 31, 2022 and December 31, 2021, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $1.6 million and $0.0 million as of March 31, 2022 and December 31, 2021, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.0 million and less than $0.1 million as of March 31, 2022 and December 31, 2021, respectively.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.6 million and $1.6 million as of March 31, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $881.2 million and $984.9 million as of March 31, 2022 and December 31, 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Restructuring
Overview
2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,200 employees, or about 11% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We have completed this program and do not expect to incur additional restructuring charges.
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
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We expect to complete the program in the first quarter of 2023.
Restructuring (gains) charges, net
We recorded restructuring (gains) charges, net which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Process Flow Technologies	$—	$(12.6)
Payment & Merchandising Technologies	—	(0.5)
Total restructuring (gains) charges, net	$—	$(13.1)
The following table summarizes our restructuring gains, net by program, cost type and segment for the three months ended March 31, 2022 and 2021:

	Three months ended March 31, 2022			Three months ended March 31, 2021
(in millions)	Severance	Other	Total	Severance	Other	Total
Payment & Merchandising Technologies	$—	$—	$—	$(0.5)	$—	$(0.5)
2020 Repositioning	$—	$—	$—	$(0.5)	$—	$(0.5)

Process Flow Technologies	$—	$—	$—	$0.1	$—	$0.1
2019 Repositioning	$—	$—	$—	$0.1	$—	$0.1

Process Flow Technologies [1]	$—	$—	$—	$—	$(12.7)	$(12.7)
2017 Repositioning	$—	$—	$—	$—	$(12.7)	$(12.7)

Total	$—	$—	$—	$(0.4)	$(12.7)	$(13.1)
1 Reflects a pre-tax gain related to the sale of real estate in 2021

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs, net incurred through March 31, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of March 31, 2022.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total
Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Payment & Merchandising Technologies	15.8	1.8	17.6
2020 Repositioning	26.0	1.8	27.8

Process Flow Technologies	16.1	—	16.1
2019 Repositioning	16.1	—	16.1

Aerospace & Electronics	1.3	(1.4)	(0.1)
Process Flow Technologies	13.1	(12.7)	0.4
Payment & Merchandising Technologies	11.5	0.7	12.2
2017 Repositioning	$25.9	$(13.4)	$12.5
Restructuring Liability
The following table summarizes the accrual balances related to each restructuring program:

(in millions)	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance at December 31, 2021 (a)	$11.5	$0.7	$12.2
Utilization	(4.4)	(0.6)	(5.0)
Balance at March 31, 2022 (a)	$7.1	$0.1	$7.2

(a)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 15- Subsequent Event
On April 8, 2022, the Company entered into an agreement to sell Crane Supply for CAD 380 million on a cash-free and debt-free basis. The sale is subject to customary closing conditions and regulatory approvals and is expected to close in the second quarter of 2022.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operation and stock price; the effects of the ongoing coronavirus pandemic on our business and the global and U.S. economies generally; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; potential exposure from numerous lawsuits for asbestos-related personal injury; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions, including the disposition of our Engineered Materials segment; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; risks related to our holding company proposal to be voted on by our stockholders at our 2022 annual stockholder meeting, which are further described in the section entitled “Risk Factors Related to the Holding Company Proposal” in the registration statement on Form S-4 (File No. 333-263119) filed by our wholly-owned subsidiary, Crane Holdings, Co.; specific risks relating to our reportable segments, including Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials; the ability and willingness of the parties to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with our previously announced proposed business separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from our proposed business separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and subsequent reports and other documents filed by us or Crane Holdings, Co. with the Securities and Exchange Commission, including any registration statement relating to our proposed business separation. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

Pending Holding Company Reorganization
On February 28, 2022, Crane Co., a Delaware corporation (“Crane Co.”), Crane Holdings, Co., a Delaware corporation and wholly-owned subsidiary of Crane Co. (“Crane Holdings”), and Crane Transaction Company, LLC, a Delaware limited liability company and wholly-owned subsidiary of Crane Holdings (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which Crane Co. will merge with Merger Sub, with Crane Co. surviving the merger as a wholly-owned subsidiary of Crane Holdings (the “Reorganization Merger”). The Reorganization Merger is subject to specific conditions, including approval by Crane Co.’s stockholders at its 2022 Annual Meeting of Stockholders. Following the Reorganization Merger, Crane Holdings intends for Crane Co. (which will, as of that time, be a wholly-owned subsidiary of Crane Holdings) to convert from a Delaware corporation to a Delaware limited liability company (such conversion, together with the Reorganization Merger, the “Reorganization”).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pending Separation
On March 30, 2022, Crane Co. announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed within approximately 12 months, subject to the satisfaction of customary conditions and final approval by Crane Co.’s Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK - CONTINUING OPERATIONS
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. As we exited 2021 and through the first quarter of 2022, we have experienced significant inflationary pressure across most businesses and have initiated pricing actions to ensure we cover the higher costs and protect our margin profile.
For 2022, we expect a total year-over-year sales increase of approximately 3% to 4%, driven by approximately 5% core growth, partially offset by a 1% to 2% impact from unfavorable foreign exchange. On a year-to-date basis through March, substantially all of our core growth has been driven by price to offset the impact of inflation. We expect higher pricing on a full-year basis to approximately offset the impact of inflation. We expect a 1% to 2% improvement in operating profit driven primarily by productivity benefits and operating leverage on higher volumes, partially offset by higher transaction related costs, primarily related to the Separation and unfavorable mix.
This Outlook does not include any potential impacts from the pending Crane Supply divestiture which is expected to close in the second quarter of 2022. If such transaction closes in 2022, it would result in a decrease in sales and operating profit relative to the Outlook described here in both the Overall and Process Flow Technologies sections.
Aerospace & Electronics
In 2022, we expect Aerospace & Electronics core sales to increase in the high-single digit range as compared to 2021, primarily driven by higher volumes and, to a lesser extent, price. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect a substantial improvement in our commercial aftermarket business given continued recovery in airline flight hours following two years of depressed demand due to the impacts of COVID-19. We expect our defense OEM business to be flat and our defense aftermarket businesses to be slightly lower given challenging comparisons to recent years where these markets exhibited very strong growth. We expect segment operating profit to increase in the low double-digit range as compared to 2021 driven primarily by the impact of operating leverage on higher volumes.
Process Flow Technologies
In 2022, we expect Process Flow Technologies sales to increase slightly driven by low- to mid-single digit core growth, partially offset by a low single-digit impact from unfavorable foreign exchange. As a result of inflationary pressures, we expect additional price to supplement volume growth during the year.
We expect Process Valves and Related Products sales to increase in the low- to mid-single digit range as compared to 2021, driven by mid-single digit core sales growth, partially offset by a low-single digit impact from unfavorable foreign exchange. We expect Commercial Valves sales to decline in the mid-single digit range with a low-single digit decline in core sales and a low-single digit impact from unfavorable foreign exchange. We expect Pumps and Systems sales to increase in the high-single digit range as compared to 2021, driven by strong demand across municipal and non-residential U.S. end markets.
We expect an improvement in the segment’s operating profit as compared to 2021 in the low-single digit range, driven by strong productivity and operating leverage on higher volumes as well as higher pricing to cover inflationary pressures.
Payment & Merchandising Technologies
In 2022, we expect Payment & Merchandising Technologies sales to increase in the low- to mid-single digit range as compared to 2021, driven by mid-single digit core sales growth, partially offset by a low-single digit impact from unfavorable foreign exchange. Higher pricing is expected to offset higher inflation and sustain margins.
At Crane Payment Innovations, we expect core sales growth in the low-double digit range, driven by broad-based strength across all vertical markets, together with higher pricing. At Crane Currency, we expect core sales to decline in the high-single digit range as compared to 2021 due to lower expected sales to international customers, reflecting challenging comparisons to a record year of project activity and growth in 2021.
We expect the segment’s operating profit to be similar as compared to 2021, with higher prices and strong productivity to be approximately offset by inflationary pressures and unfavorable sales mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Continuing Operations – Three Month Periods Ended March 31,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first quarter 2022 versus the first quarter 2021, unless otherwise specified.

	First Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales	$801.1	$779.6	$21.5	2.8%

Cost of sales	473.8	470.5	3.3	0.7%
as a percentage of sales	59.1%	60.4%
Selling, general and administrative	193.7	182.2	11.5	6.3%
as a percentage of sales	24.2%	23.4%
Restructuring gain, net	—	(13.1)	13.1	NM
Operating profit	133.6	140.0	(6.4)	(4.6)%
Operating margin	16.7%	18.0%

Other income (expense):
Interest income	0.3	0.4	(0.1)	(25.0)%
Interest expense	(11.1)	(13.6)	2.5	18.4%
Miscellaneous income, net	3.5	3.9	(0.4)	(10.3)%
Total other expense	(7.3)	(9.3)	2.0	21.5%
Income from continuing operations before income taxes	126.3	130.7	(4.4)	(3.4)%
Provision for income taxes	31.6	27.3	4.3	15.8%
Net income from continuing operations attributable to common shareholders	$94.7	$103.4	$(8.7)	(8.4)%

Supplemental Data:
Transaction related expenses [1]	6.1	—	6.1	NM
[1] Amounts included within Selling, general & administrative costs.
Sales increased by $21.5 million, or 2.8%, to $801.1 million in 2022. Net sales by destination related to operations outside the United States were 47.7% and 48.6% of total net sales for the quarters ended March 31, 2022 and 2021, respectively. The year-over-year change in sales included:
•an increase in core sales of $35.5 million, or 4.6%, which in aggregate which was primarily comprised of higher pricing; and
•unfavorable foreign currency translation of $14.0 million, or 1.8%.
Cost of sales increased by $3.3 million, or 0.7% to $473.8 million in 2022. The increase is primarily related to an increase in material, labor and other manufacturing costs of $24.6 million, or 5.2%, partially offset by productivity gains of $14.8 million, or 3.1%, and favorable foreign currency translation of $8.7 million, or 1.8%.
Selling general and administrative expenses increased by $11.5 million, or 6.3%, to $193.7 million in 2022. The increase was driven primarily by an increase in selling costs of $7.8 million, or 4.3%, transaction related expenses of $6.1 million, or 3.3%, primarily related to the Separation, partially offset by favorable foreign currency translation of $2.6 million, or 1.4%.
Operating profit decreased by $6.4 million, or 4.6%, to $133.6 million in 2022. The decrease in operating profit is related to transaction related expenses of $6.1 million, and net restructuring gain of $13.1 million related to prior repositioning actions which did not repeat in 2022, offset by $12.9 million of operational improvement across the segments.
Other expense decreased $2.0 million, or 21.5%, to $7.3 million, primarily reflecting lower interest expense following the repayment of the 364-day credit facility in April 2021.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our effective tax rate attributable to continuing operations for the three months ended March 31, 2022 is higher than the prior year’s comparable period primarily due to higher non-U.S. taxes, partially offset by a greater benefit related to share-based compensation.
Our effective tax rate attributable to continuing operations for the three months ended March 31, 2022 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the U.S., expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net income before allocation to noncontrolling interests	$105.0	$108.4
Components of other comprehensive income, net of tax
Currency translation adjustment	(21.6)	(34.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.3	4.9
Other comprehensive income, net of tax	(18.3)	(30.0)
Comprehensive income before allocation to noncontrolling interests	86.7	78.4
Less: Noncontrolling interests in comprehensive income	0.1	0.8
Comprehensive income attributable to common shareholders	$86.6	$77.6
For the three months ended March 31, 2022, comprehensive income before allocations to noncontrolling interests was $86.7 million compared to $78.4 million in the same period of 2021. The $8.3 million increase was driven by a $13.3 million year-over-year favorable impact of foreign currency translation adjustments, primarily related to the British pound and Japanese yen, partially offset by lower net income before allocation to noncontrolling interests of $3.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31,
Aerospace & Electronics

	First Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Commercial Original Equipment	$58.7	$54.7	$4.0	7.3%
Military Original Equipment	57.4	62.8	(5.4)	(8.6)%
Commercial Aftermarket Products	28.6	19.5	9.1	46.7%
Military Aftermarket Products	12.5	17.1	(4.6)	(26.9)%
Total net sales	$157.2	$154.1	$3.1	2.0%
Cost of sales	$97.4	$99.4	$(2.0)	(2.0)%
as a percentage of sales	62.0%	64.5%
Selling, general and administrative	$31.7	$28.7	$3.0	10.5%
as a percentage of sales	20.2%	18.6%
Operating profit	$28.1	$26.0	$2.1	8.1%
Operating margin	17.9%	16.9%

Supplemental Data:
Backlog	$508.4	$481.6	$26.8	5.6%
Sales increased $3.1 million, or 2.0%, to $157.2 million in 2022.
•Sales of Commercial Original Equipment increased $4.0 million, or 7.3%, to $58.7 million in 2022, reflecting higher shipments to aircraft manufacturers as the industry continues to recover from the COVID-19 related slowdown.
•Sales of Military Original Equipment decreased $5.4 million, or 8.6%, to $57.4 million in 2022, primarily reflecting lower shipments due to order timing and material availability.
•Sales of Commercial Aftermarket Products increased $9.1 million, or 46.7%, to $28.6 million in 2022, reflecting higher demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown together with higher pricing.
•Sales of Military Aftermarket Products decreased $4.6 million, or 26.9%, to $12.5 million in 2022, primarily reflecting lower spares sales.
Cost of sales decreased by $2.0 million, or 2.0%, to $97.4 million in 2022, primarily reflecting $5.2 million, or 5.2%, of favorable mix, $3.5 million, or 3.5%, of productivity benefits, partially offset by a $7.6 million, or 7.7%, increase in material, labor and other manufacturing costs.
Selling, general and administrative expense increased by $3.0 million, or 10.5%, to $31.7 million in 2022, primarily reflecting an increase of $2.0 million, or 7.0%, in engineering costs and $1.0 million, or 3.5%, in selling costs.
Operating profit increased by $2.1 million, or 8.1%, to $28.1 million in 2022, primarily reflecting favorable mix of $5.2 million and productivity benefits of $3.9 million, partially offset by higher manufacturing and engineering costs of $6.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	First Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Process Valves and Related Products	$182.9	$174.5	$8.4	4.8%
Commercial Valves	98.2	89.2	9.0	10.1%
Pumps and Systems	30.2	24.3	5.9	24.3%
Total net sales	$311.3	$288.0	$23.3	8.1%
Cost of sales	$196.8	$190.7	$6.1	3.2%
as a percentage of sales	63.2%	66.2%
Selling, general and administrative	$65.5	$60.0	$5.5	9.2%
as a percentage of sales	21.0%	20.8%
Restructuring charges (gains)	$—	$(12.6)	$12.6	NM
Operating profit	$49.0	$49.9	$(0.9)	(1.8)%
Operating margin	15.7%	17.4%

Supplemental Data:
Backlog	$372.4	$325.4	$47.0	14.4%
Sales increased by $23.3 million, or 8.1%, to $311.3 million in 2022, driven by higher core sales of $28.1 million, or 9.8%, partially offset by unfavorable foreign currency translation of $4.8 million, or 1.7%.
•Sales of Process Valves and Related Products increased by $8.4 million, or 4.8%, to $182.9 million in 2022. The increase reflected higher core sales of $12.3 million, or 7.0%, partially offset by unfavorable foreign currency translation of $3.9 million, or 2.2%, primarily due to the euro weakening against the U.S. dollar. The higher core sales reflected broad-based strength across process end markets.
•Sales of Commercial Valves increased by $9.0 million, or 10.1%, to $98.2 million in 2022, primarily driven by a core sales increase of $9.9 million, or 11.1%, partially offset by unfavorable foreign currency translation of $0.9 million, or 1.0%, as the British pound weakened against the U.S. dollar. The higher core sales primarily reflected improvement in demand in Canadian non-residential construction markets.
•Sales of Pumps & Systems increased by $5.9 million, or 24.3%, to $30.2 million in 2022, reflecting broad-based improvement in demand across municipal, non-residential construction, and military end markets.
Cost of sales increased by $6.1 million, or 3.2%, to $196.8 million, primarily related to increased volume of $9.2 million, or 4.8%, and an increase in material, labor and other manufacturing costs of $3.7 million, or 1.9%, partially offset by productivity benefits of $4.3 million, or 2.2%, and favorable foreign currency translation of $2.8 million, or 1.5%.
Selling, general and administrative expense increased by $5.5 million, or 9.2%, to $65.5 million primarily reflecting an increase of $4.1 million, or 6.8%, in selling costs and $2.6 million, or 4.3%, in administrative costs, partially offset by favorable foreign currency translation of $1.2 million, or 2.1%.
Operating profit decreased by $0.9 million, or 1.8%, to $49.0 million in 2022. The decrease reflected the impact of higher net restructuring costs of $12.6 million primarily related to the impact of a net restructuring gain on a sale of real estate recorded in the prior year, partially offset by productivity benefits of $5.0 million, leverage on higher sales volumes of $4.8 million and restructuring savings of $1.9 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	First Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$211.0	$185.0	$26.0	14.1%
Banknotes and Security Products	121.6	152.5	(30.9)	(20.3)%
Total net sales	$332.6	$337.5	$(4.9)	(1.5)%
Cost of sales	$179.1	$180.4	$(1.3)	(0.7)%
as a percentage of sales	53.8%	53.5%
Selling, general and administrative	$69.3	$71.7	$(2.4)	(3.3)%
as a percentage of sales	20.8%	21.2%
Restructuring gain, net	$—	$(0.5)	$0.5	NM
Operating profit	$84.2	$85.9	$(1.7)	(2.0)%
Operating margin	25.3%	25.4%

Supplemental Data:
Backlog	$429.0	$337.0	$92.0	27.3%
Sales decreased $4.9 million, or 1.5%, to $332.6 million in 2022, driven by unfavorable foreign currency translation of $8.9 million, or 2.6%, partially offset by higher core sales of $4.0 million, or 1.2%.
•Sales of Payment Acceptance and Dispensing Products increased $26.0 million, or 14.1%, to $211.0 million in 2022. The increase reflected higher core sales of $29.2 million, or 15.8%, partially offset by unfavorable foreign currency translation of $3.3 million, or 1.8%, primarily due to the Japanese yen and British pound weakening against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming and retail customers and higher pricing.
•Sales of Banknotes and Security Products decreased $30.9 million, or 20.3%, to $121.6 million in 2022. The decrease reflected lower core sales of $25.3 million, or 16.6%, and unfavorable foreign currency translation of $5.6 million, or 3.7%, as the euro weakened against the U.S. dollar. The core sales decrease primarily reflected lower sales to international customers, and to a lesser extent, lower sales to the U.S. Government.
Cost of sales decreased by $1.3 million, or 0.7%, to $179.1 million primarily related to productivity benefits of $7.0 million, or 3.9%, favorable foreign currency translation of $5.8 million, or 3.2%, and lower volume of $5.8 million, or 3.2%, partially offset by an increase in material, labor and other manufacturing costs of $13.3 million, or 7.3%, and unfavorable mix of $4.1 million, or 2.3%.
Selling, general and administrative expense decreased by $2.4 million, or 3.3%, to $69.3 million primarily reflecting favorable foreign currency translation of $1.3 million, or 1.8%.
Operating profit decreased by $1.7 million, or 2.0%, to $84.2 million in 2022. The decrease primarily reflected the impact of lower sales volumes, partially offset by favorable pricing net of inflation and strong productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities from continuing operations	$(49.3)	$47.6
Investing activities from continuing operations	(12.5)	29.8
Financing activities from continuing operations	(97.8)	(44.8)
Discontinued operations	(6.7)	2.3
Effect of exchange rates on cash and cash equivalents	(5.1)	(7.5)
(Decrease) increase in cash and cash equivalents	$(171.4)	$27.4

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
In July 2021, we entered into a $650 million, 5-year Revolving Credit Agreement, which replaced the existing $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). Please see Note 12 for additional details.
In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement.
Operating Activities
Cash used for operating activities from continuing operations was $49.3 million in the first three months of 2022, compared to provided by $47.6 million during the same period last year.  The increase in cash used for operating activities from continuing operations was primarily driven by higher working capital levels reflecting higher inventory and higher bonus payments related to strong 2021 performance, partially offset by lower pension contributions. Net asbestos-related payments in the first three months of 2022 and 2021 were $7.5 million and $10.8 million, respectively. In 2022, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $45 million.
Investing Activities
Cash flows relating to investing activities from continuing operations consist primarily of cash used for capital expenditures. Cash used for investing activities from continuing operations was $12.5 million in the first three months of 2022, compared to cash provided by investing activities from continuing operations of $29.8 million in the comparable period of 2021. The increase in cash used was primarily related to $20 million of net proceeds from the sale of marketable securities and $14.5 million of proceeds from the disposition of capital assets during the first three months of 2021, both of which did not repeat in the first quarter of 2022. These were partially offset by a $7.8 million increase in capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development and improving information systems. We expect capital expenditures of approximately $60 million in 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities from continuing operations was $97.8 million during the first three months of 2022, compared to $44.8 million in the comparable period of 2021. The increase in cash used for financing activities from continuing operations was driven by $175.8 million of share repurchases, partially offset by $104.0 million of net borrowings from the issuance of commercial paper.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2022, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

On October 25, 2021, the Company announced that its Board of Directors authorized the Company to purchase up to $300 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market from time-to-time at prevailing prices in accordance with federal securities laws. All remaining shares as of March 31, 2022, were repurchased in April prior to the Program expiring on April 22, 2022.
The following table only includes the open market repurchases of our common stock during the three months ended March 31, 2022:

	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
January 1-31	628,179	$102.91	1,587,592	$137.4
February 1-28	504,792	$102.51	2,092,384	$85.7
March 1-31	660,246	$105.78	2,752,630	$15.8
Total January 1 — March 31, 2022	1,793,217	$103.86
(a) Shares repurchased are based on the trade date
(b) Excludes any fees, commissions or other expenses associated with share repurchases
We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 10.1
Agreement and Plan of Merger, dated as of February 28, 2022, by and among Crane Co., Crane Holdings, Co. and Crane Transaction Company, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed February 28, 2022)

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

CRANE CO.
REGISTRANT

Date
May 4, 2022	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
May 4, 2022		Richard A. Maue
Senior Vice President and Chief Financial Officer