Form 10-Q
period 2022-06-30
Crane Holdings, Co.
filed 2022-08-03
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 1-1657
CRANE HOLDINGS, CO.
(Exact name of registrant as specified in its charter)

Delaware	88-0706021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 First Stamford Place	Stamford	CT	06902
(Address of principal executive offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2022
Common stock, $1.00 Par Value – 56,098,326 shares

Crane Holdings, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$864.3	$855.5	$1,735.7	$1,688.9
Operating costs and expenses:
Cost of sales	535.7	523.5	1,061.8	1,037.0
Selling, general and administrative	204.2	187.6	402.5	374.2
Restructuring (gains) charges, net	—	(0.2)	—	(13.3)
Operating profit	124.4	144.6	271.4	291.0
Other income (expense):
Interest income	0.6	0.4	0.9	0.9
Interest expense	(11.4)	(11.4)	(22.5)	(25.0)
Gain on sale of business	228.7	—	228.7	—
Miscellaneous income, net	14.8	9.7	18.3	13.6
Total other income (expense)	232.7	(1.3)	225.4	(10.5)
Income before income taxes	357.1	143.3	496.8	280.5
Provision for income taxes	98.9	5.0	133.6	33.8
Net income attributable to common shareholders	$258.2	$138.3	$363.2	$246.7

Earnings per share:
Basic	$4.60	$2.36	$6.41	$4.22
Diluted	$4.54	$2.33	$6.32	$4.17

Average shares outstanding:
Basic	56.1	58.5	56.7	58.4
Diluted	56.9	59.3	57.5	59.1

Dividends per share	$0.47	$0.43	$0.94	$0.86

See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net income before allocation to noncontrolling interests	$258.2	$138.3	$363.2	$246.7
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(75.9)	7.6	(97.5)	(27.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.5	5.2	6.8	10.1
Other comprehensive (loss) income, net of tax	(72.4)	12.8	(90.7)	(17.2)
Comprehensive income before allocation to noncontrolling interests	185.8	151.1	272.5	229.5
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)	—	0.7
Comprehensive income attributable to common shareholders	$185.9	$151.2	$272.5	$228.8
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$650.6	$478.6
Accounts receivable, net of allowance for doubtful accounts of $10.0 as of June 30, 2022 and $10.4 as of December 31, 2021	490.4	483.0
Current insurance receivable - asbestos	13.7	13.7
Inventories, net:
Finished goods	103.6	147.3
Finished parts and subassemblies	73.6	59.5
Work in process	37.4	37.0
Raw materials	228.3	205.3
Inventories, net	442.9	449.1
Other current assets	130.8	118.7
Total current assets	1,728.4	1,543.1
Property, plant and equipment:
Cost	1,239.1	1,288.5
Less: accumulated depreciation	724.9	732.9
Property, plant and equipment, net	514.2	555.6
Long-term insurance receivable - asbestos	51.2	60.0
Long-term deferred tax assets	6.2	17.7
Other assets	239.6	259.3
Intangible assets, net	435.8	467.1
Goodwill	1,523.7	1,583.8
Total assets	$4,499.1	$4,486.6
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Short-term borrowings	$119.4	$—
Accounts payable	247.9	273.7
Current asbestos liability	62.3	62.3
Accrued liabilities	361.6	442.7
U.S. and foreign taxes on income	54.1	10.6
Total current liabilities	845.3	789.3
Long-term debt	842.9	842.4
Accrued pension and postretirement benefits	210.4	231.9
Long-term deferred tax liability	75.1	76.9
Long-term asbestos liability	517.5	549.8
Other liabilities	143.3	161.2
Total liabilities	2,634.5	2,651.5
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	369.3	363.9
Retained earnings	2,837.7	2,527.3
Accumulated other comprehensive loss	(530.9)	(440.2)
Treasury stock	(886.7)	(691.1)
Total shareholders’ equity	1,861.8	1,832.3
Noncontrolling interests	2.8	2.8
Total equity	1,864.6	1,835.1
Total liabilities and equity	$4,499.1	$4,486.6

Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	16,333,384	14,590,274
Common shares outstanding	56,092,755	57,835,865
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Operating activities:
Net income attributable to common shareholders	$363.2	$246.7
Gain on sale of business	(228.7)	—
Gain on sale of property	—	(18.5)
Depreciation and amortization	61.0	62.3
Stock-based compensation expense	11.9	12.4
Defined benefit plans and postretirement credit	(6.6)	(4.2)
Deferred income taxes	19.9	(21.4)
Cash used for operating working capital	(149.0)	(29.1)
Defined benefit plans and postretirement contributions	(8.6)	(17.2)
Environmental payments, net of reimbursements	(5.0)	(3.6)
Asbestos related payments, net of insurance recoveries	(23.4)	(20.2)
Other	14.3	(0.5)
Total provided by operating activities	49.0	206.7
Investing activities:
Proceeds from disposition of capital assets	0.1	23.3
Capital expenditures	(25.2)	(14.6)
Proceeds from sale of business	314.3	—
Purchase of marketable securities	—	(10.0)
Proceeds from sale of marketable securities	—	40.0
Total provided by investing activities	289.2	38.7
Financing activities:
Dividends paid	(53.1)	(50.2)
Reacquisition of shares on open market	(203.7)	—
Stock options exercised, net of shares reacquired	1.8	5.2
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)
Net borrowings from issuance of commercial paper with maturities of 90 days or less	119.4	15.0
Repayment of term loan	—	(348.1)
Total used for financing activities	(135.6)	(405.2)
Effect of exchange rates on cash and cash equivalents	(30.6)	(4.5)
Increase (decrease) in cash and cash equivalents	172.0	(164.3)
Cash and cash equivalents at beginning of period	478.6	551.0
Cash and cash equivalents at end of period	$650.6	$386.7

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2022	2021
Detail of cash used for operating working capital:
Accounts receivable	$(65.1)	$(45.1)
Inventories	(57.3)	(29.8)
Other current assets	(14.1)	(22.3)
Accounts payable	13.5	49.7
Accrued liabilities	(64.4)	3.3
U.S. and foreign taxes on income	38.4	15.1
Total	$(149.0)	$(29.1)

Supplemental disclosure of cash flow information:
Interest paid	$21.0	$23.8
Income taxes paid	$75.3	$37.0

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
Holding Company Reorganization
On May 16, 2022, Crane Co., a Delaware corporation (“Crane Co.”), completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of February 28, 2022 (the “Reorganization Agreement”), by and among Crane Co., Crane Holdings, Co., a Delaware corporation (“Crane Holdings”), and Crane Transaction Company, LLC, a Delaware limited liability company and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Crane Holdings (“Merger Sub”). The Reorganization Agreement provided for the merger of Crane Co. and Merger Sub, with Crane Co. surviving the merger as a wholly-owned subsidiary of Crane Holdings (the “Reorganization Merger”).

Following the Reorganization Merger, on May 16, 2022, Crane Co. (which, as a result of the Reorganization Merger, became a wholly-owned subsidiary of Crane Holdings) converted from a Delaware corporation into a Delaware limited liability company named “Crane LLC” (such conversion, together with the Reorganization Merger, the “Reorganization”). Following the Reorganization, substantially all of the assets of Crane LLC were distributed, assigned, transferred, conveyed and delivered to, and related liabilities of Crane LLC were assumed by, Crane Holdings. On May 17, 2022, Crane LLC converted from a Delaware limited liability company to a Delaware corporation named “Crane Co.” Subsequently, on May 26, 2022, Crane Co. filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, which became effective upon filing, pursuant to which the Company officially changed its name from “Crane Co.” to “Redco Corporation”. The “Crane Co.” name has been reserved for future use by Crane Holdings.
Sale of business
On April 8, 2022, the Company entered into an agreement to sell Crane Supply for CAD380 million on a cash-free and debt-free basis. The sale closed on May 31, 2022.
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
Discontinued Operations
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale, and the segment’s results were presented as discontinued operations. This change was applied on a retrospective basis. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees. As such, the results of the Engineered Materials segment are presented as continuing operations as of June 30, 2022.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products manufactures on/off isolation valves, instrumentation and controls, and related products for critical and demanding applications primarily in the chemical and petrochemical, general industrial, energy-related and pharmaceutical end markets globally. Commercial Valves is engaged primarily in the manufacturing of valves and related products for the non-residential construction, general industrial, and municipal markets, and the distribution of pipe, valves and fittings (PVF) for the non-residential construction market. Pumps and Systems manufactures pumps and related products for water and wastewater applications in the industrial, municipal, commercial and military markets.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Net sales:
Aerospace & Electronics	$161.5	$157.5	$318.6	$311.5
Process Flow Technologies	296.0	310.7	607.4	598.8
Payment & Merchandising Technologies	334.0	328.2	666.6	665.6
Engineered Materials	72.8	59.1	143.1	113.0
Total	$864.3	$855.5	$1,735.7	$1,688.9

Operating profit:
Aerospace & Electronics	$28.2	$30.8	$56.2	$56.8
Process Flow Technologies	40.6	46.5	89.6	96.6
Payment & Merchandising Technologies	80.7	77.9	164.9	163.7
Engineered Materials	7.3	7.7	20.2	14.1
Corporate	(32.4)	(18.3)	(59.5)	(40.2)
Total	$124.4	$144.6	$271.4	$291.0
Interest income	0.6	0.4	0.9	0.9
Interest expense	(11.4)	(11.4)	(22.5)	(25.0)
Gain on sale of business	228.7	—	228.7	—
Miscellaneous income, net	14.8	9.7	18.3	13.6
Income before income taxes	$357.1	$143.3	$496.8	$280.5

(in millions)	June 30, 2022	December 31, 2021
Assets:
Aerospace & Electronics	$633.9	$604.7
Process Flow Technologies	1,135.6	1,240.4
Payment & Merchandising Technologies	2,032.2	2,096.5
Engineered Materials	233.7	220.5
Corporate	463.7	324.5
Total	$4,499.1	$4,486.6

(in millions)	June 30, 2022	December 31, 2021
Goodwill:
Aerospace & Electronics	$202.3	$202.5
Process Flow Technologies	315.1	349.4
Payment & Merchandising Technologies	835.0	860.6
Engineered Materials	171.3	171.3
Total	$1,523.7	$1,583.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Aerospace & Electronics
Commercial Original Equipment	$60.6	$53.7	$119.2	$108.3
Military and Other Original Equipment	57.1	62.8	114.4	125.6
Commercial Aftermarket Products	29.0	25.3	57.7	44.8
Military Aftermarket Products	14.8	15.7	27.3	32.8
Total Aerospace & Electronics	$161.5	$157.5	$318.6	$311.5

Process Flow Technologies
Process Valves and Related Products	$186.7	$184.3	$369.6	$358.6
Commercial Valves	77.2	98.2	175.4	187.7
Pumps and Systems	32.1	28.2	62.4	52.5
Total Process Flow Technologies	$296.0	$310.7	$607.4	$598.8

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$211.4	$197.3	$422.4	$382.3
Banknotes and Security Products	122.6	130.9	244.2	283.3
Total Payment & Merchandising Technologies	$334.0	$328.2	$666.6	$665.6

Engineered Materials
FRP - Recreational Vehicles	$32.2	$24.8	$67.9	$49.1
FRP - Building Products	31.8	26.5	59.2	48.3
FRP - Transportation	8.8	7.8	16.0	15.6
Total Engineered Materials	72.8	59.1	143.1	113.0
Net sales	$864.3	$855.5	$1,735.7	$1,688.9
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of June 30, 2022, total backlog was $1,387.0 million. We expect to recognize approximately 69% of our remaining performance obligations as revenue in 2022, an additional 29% in 2023 and the balance thereafter.
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

(in millions)	June 30, 2022	December 31, 2021
Contract assets	$87.8	$73.0
Contract liabilities	$99.3	$101.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We recognized revenue of $30.3 million and $62.4 million during the three-and six-month periods ended June 30, 2022, respectively,  related to contract liabilities as of December 31, 2021.
Note 4 - Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2022	2021	2022	2021
Net income attributable to common shareholders	$258.2	$138.3	$363.2	$246.7

Average basic shares outstanding	56.1	58.5	56.7	58.4
Effect of dilutive share-based awards	0.8	0.8	0.8	0.7
Average diluted shares outstanding	56.9	59.3	57.5	59.1

Earnings per basic share	$4.60	$2.36	$6.41	$4.22
Earnings per diluted share	$4.54	$2.33	$6.32	$4.17

The computation of diluted earnings per share excludes the effect of the potentially anti-dilutive securities which was 0.4 million and 1.3 million for the three months ended June 30, 2022, and 2021, respectively and 0.3 million and 1.5 million for the six months ending June 30, 2022 and 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended June 30, 2022 and 2021 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	105.0	—	—	105.0	—	105.0
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,699,949 shares	—	—	—	—	(175.8)	(175.8)	—	(175.8)
Exercise of stock options, net of shares reacquired of 79,214 shares	—	—	—	—	6.1	6.1	—	6.1
Impact from settlement of share-based awards, net of shares acquired	—	(5.1)	—	—	(0.3)	(5.4)	—	(5.4)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.3	—	3.3	—	3.3
Currency translation adjustment	—	—	—	(21.7)	—	(21.7)	0.1	(21.6)
BALANCE MARCH 31, 2022	72.4	$364.7	$2,605.9	$(458.6)	$(861.1)	$1,723.3	$2.9	$1,726.2
Net income	—	—	258.2	—	—	258.2	—	258.2
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(27.9)	(27.9)	—	(27.9)
Exercise of stock options, net of shares reacquired of 94,774 shares	—	—	—	—	1.1	1.1	—	1.1
Impact from settlement of share-based awards, net of shares acquired	—	(1.3)	—	—	1.2	(0.1)	—	(0.1)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.5	—	3.5	—	3.5
Currency translation adjustment	—	—	—	(75.8)	—	(75.8)	(0.1)	(75.9)
BALANCE June 30, 2022	72.4	$369.3	$2,837.7	$(530.9)	$(886.7)	$1,861.8	$2.8	$1,864.6

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1
Net income	—	—	108.4	—	—	108.4	—	108.4
Cash dividends ($0.43 per share)	—	—	(25.0)	—	—	(25.0)	—	(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	(2.3)	—	—	9.5	7.2	—	7.2
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.9	—	4.9	—	4.9
Currency translation adjustment	—	—	—	(35.7)	—	(35.7)	0.8	(34.9)
BALANCE MARCH 31, 2021	72.4	$334.7	$2,276.2	$(497.2)	$(591.1)	$1,595.0	$3.0	$1,598.0
Net income	—	—	138.3	—	—	138.3	—	$138.3
Cash dividends ($0.43 per share)	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Impact from settlement of share-based awards, net of shares acquired	—	7.6	—	—	(9.5)	(1.9)	—	(1.9)
Stock-based compensation expense	—	6.1	—	—	—	6.1	—	6.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	5.2	—	5.2	—	5.2
Currency translation adjustment	—	—	—	7.7	—	7.7	(0.1)	7.6
BALANCE JUNE 30, 2021	72.4	$348.4	$2,389.3	$(484.3)	$(600.6)	$1,725.2	$2.9	$1,728.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2021	$(301.9)	$(138.3)	$(440.2)
Other comprehensive income (loss) before reclassifications	—	(97.5)	(97.5)
Amounts reclassified from accumulated other comprehensive loss	6.8	—	6.8
Net period other comprehensive income (loss)	6.8	(97.5)	(90.7)
Balance as of June 30, 2022	$(295.1)	$(235.8)	$(530.9)

[a]	Net of tax benefit of $120.1 million and $117.9 million as of June 30, 2022 and December 31, 2021, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three- and six-month periods ended June 30, 2022, and 2021. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Amortization of pension items:
Prior service costs	$—	$(0.1)	$—	$(0.1)
Net loss	4.8	6.5	9.5	13.1
Amortization of postretirement items:
Prior service costs	(0.3)	(0.3)	(0.5)	(0.5)
Total before tax	$4.5	$6.1	$9.0	$12.5
Tax impact	1.0	1.1	2.2	2.4
Total reclassifications for the period	$3.5	$5.0	$6.8	$10.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2022 and 2021 are as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Service cost	$1.3	$1.7	$0.1	$0.1
Interest cost	5.2	5.2	0.2	0.2
Expected return on plan assets	(13.9)	(15.7)	—	—
Recognized curtailment gain	—	—	—	—
Amortization of prior service cost	—	(0.1)	(0.3)	(0.3)
Amortization of net loss	4.8	6.5	—	—
Net periodic benefit	$(2.6)	$(2.4)	$—	$—

For all plans, the components of net periodic benefit for the six months ended June 30, 2022, and 2021 are as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Service cost	$2.6	$3.2	$0.1	$0.2
Interest cost	10.4	10.4	0.4	0.3
Expected return on plan assets	(27.9)	(29.8)	—	—
Recognized curtailment gain	—	(0.7)	—	—
Amortization of prior service cost	—	(0.1)	(0.5)	(0.5)
Amortization of net loss	9.5	13.1	—	—
Net periodic benefit	$(5.4)	$(3.9)	$—	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2022	$20.1	$2.6
Amounts contributed during the six months ended June 30, 2022	$8.6	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the period presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective Tax Rate	27.7%	3.5%	26.9%	12.0%

Our effective tax rates for the three and six months ended June 30, 2022, are higher than the prior year’s comparable periods primarily due to the reversal of a deferred tax asset established in a prior period that relates to the sale of a subsidiary, partially offset by earnings in jurisdictions with statutory tax rates lower than the United States.

Our effective tax rate for the three and six months ended June 30, 2022 is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States., expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits
During the three months ended June 30, 2022, our gross unrecognized tax benefits, excluding interest and penalties, decreased by $0.3 million, primarily as a result of decreases due to expiration of statutes of limitations in the current year and tax positions taken in the current period, partially offset by increases in tax positions taken in the current year. During the six months ended June 30, 2022, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.2 million primarily as a result of tax positions taken in the current year, partially offset by reductions from expirations of statutes of limitations and tax positions taken during the prior period. During the three and six months ended June 30, 2022, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate (decreased)/increased by $(0.3) million and $0.3 million respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
During the three and six months ended June 30, 2022, we recognized $(0.1) million and $0.2 million, respectively, of interest and penalty (income) / expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of June 30, 2022, and December 31, 2021, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $5.1 million and $4.9 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $6.1 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of June 30, 2022, we had seven reporting units.
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

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Engineered Materials	Total
Balance as of December 31, 2021	$202.5	$349.4	$860.6	$171.3	$1,583.8
Currency translation	(0.2)	(12.0)	(25.6)	—	(37.8)
Disposal on sale of business	—	(22.3)	—	—	(22.3)
Balance at June 30, 2022	$202.3	$315.1	$835.0	$171.3	$1,523.7
As of June 30, 2022, we had $435.8 million of net intangible assets, of which $69.5 million were intangibles with indefinite useful lives. As of December 31, 2021, we had $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at beginning of period, net of accumulated amortization	$467.1	$520.3
Amortization expense	(20.9)	(44.5)
Currency translation and other	(10.4)	(8.7)
Balance at end of period, net of accumulated amortization	$435.8	$467.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

		June 30, 2022			December 31, 2021
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.1	$134.4	$58.6	$75.8	$136.8	$59.2	$77.6
Customer relationships and backlog	18.1	633.1	313.6	319.5	651.7	308.8	342.9
Drawings	40	11.1	10.7	0.4	11.1	10.6	0.5
Other	11.8	138.7	98.6	40.1	142.1	96.0	46.1
Total	18.6	$917.3	$481.5	$435.8	$941.7	$474.6	$467.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2022	$20.9
2023	41.4
2024	40.6
2025	35.3
2026 and after	228.1
Note 9 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2022	December 31, 2021
Employee related expenses	$111.7	$181.9
Warranty	8.5	8.6
Current lease liabilities	19.3	22.7
Contract liabilities	99.3	101.1
Other	122.8	128.4
Total	$361.6	$442.7
We accrue warranty liabilities when it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
The following table summarizes warranty activity recorded during the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$8.7	$11.5	$8.6	$9.4
Expense	2.3	2.9	3.5	6.0
Payments / deductions	(2.3)	(2.4)	(3.4)	(3.4)
Currency translation	(0.2)	(0.2)	(0.2)	(0.2)
Balance at end of period	$8.5	$11.8	$8.5	$11.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Commitments and Contingencies
Asbestos Liability
Information Regarding Claims and Costs in the Tort System
As of June 30, 2022, we were a defendant in cases filed in numerous state and federal courts alleging injury or death as a result of exposure to asbestos. Activity related to asbestos claims during the periods indicated was as follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2022	2021	2022	2021	2021
Beginning claims	30,312	29,407	29,958	29,138	29,138
New claims	646	772	1,303	1,505	2,975
Settlements	(347)	(176)	(548)	(336)	(980)
Dismissals	(512)	(215)	(614)	(519)	(1,175)
Ending claims	30,099	29,788	30,099	29,788	29,958
Of the 30,099 pending claims as of June 30, 2022, approximately 18,000 claims were pending in New York of which approximately 16,000 are non-malignancy claims that were filed over 15 years ago and have been inactive under New York court orders.
We have tried several cases resulting in defense verdicts by the jury or directed verdicts for the defense by the court. We further have pursued appeals of certain adverse jury verdicts that have resulted in reversals in favor of the defense. We have also tried several other cases resulting in plaintiff verdicts which we paid or settled after unsuccessful appeals.
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the six months ended June 30, 2022 and 2021 totaled $28.5 million and $21.3 million, respectively. In contrast to the recognition of settlement and defense costs, which reflect the current level of activity in the tort system, cash payments and receipts generally lag the tort system activity by several months or more and may show some fluctuation from period to period. Cash payments of settlement amounts are not made until all releases and other required documentation are received by us, and reimbursements of both settlement amounts and defense costs by insurers may be uneven due to insurer payment practices, transitions from one insurance layer to the next excess layer and the payment terms of certain reimbursement agreements. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the six months ended June 30, 2022 and 2021 totaled $23.5 million and $20.2 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
(in millions)	2022	2021	2022	2021	2021
Settlement / indemnity costs incurred (1)	$12.6	$8.4	$23.1	$13.9	$40.6
Defense costs incurred (1)	2.8	3.8	5.4	7.4	14.6
Total costs incurred	$15.4	$12.2	$28.5	$21.3	$55.2

Settlement / indemnity payments	$17.6	$9.4	$27.3	$19.5	$42.6
Defense payments	2.9	4.2	5.0	7.4	15.4
Insurance receipts	(4.6)	(4.2)	(8.8)	(6.7)	(13.1)
Pre-tax cash payments, net	$15.9	$9.4	$23.5	$20.2	$44.9
(1) Before insurance recoveries and tax effects.
The amounts shown for settlement and defense costs incurred, and cash payments, are not necessarily indicative of future period amounts, which may be higher or lower than those reported.
Cumulatively through June 30, 2022, we have resolved (by settlement or dismissal) approximately 145,000 claims. The related settlement cost incurred by us and our insurance carriers is approximately $742 million, for an average settlement cost per resolved claim of approximately $5,100. The average settlement cost per claim resolved during the years ended December 31, 2021, 2020 and 2019 was $18,800, $13,900, and $15,800, respectively. Because claims are sometimes dismissed in large

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
groups, the average cost per resolved claim, as well as the number of open claims, can fluctuate significantly from period to period. In addition to large group dismissals, the nature of the disease and corresponding settlement amounts for each claim resolved will also drive changes from period to period in the average settlement cost per claim. Accordingly, the average cost per resolved claim is not considered in our periodic review of our estimated asbestos liability. For a discussion regarding the four most significant factors affecting the liability estimate, see “Effects on the Consolidated Financial Statements.”
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
An aggregate liability of $712 million was recorded as of December 31, 2019 to cover the estimated cost of asbestos claims now pending or subsequently asserted through 2059, of which approximately 85% is attributable to settlement and defense costs for future claims projected to be filed through 2059. The liability is reduced when cash payments are made in respect of settled claims and defense costs. The liability was $580 million and $612 million as of June 30, 2022 and December 31, 2021, respectively. It is not possible to forecast when cash payments related to the asbestos liability will be fully expended; however, it is expected such cash payments will continue for a number of years past 2059, due to the significant proportion of future claims included in the estimated asbestos liability and the lag time between the date a claim is filed and when it is resolved. None of these estimated costs have been discounted to present value due to the inability to reliably forecast the timing of payments. The current portion of the total estimated liability at June 30, 2022 and December 31, 2021 is $62.3 million and represents our best estimate of total asbestos costs expected to be paid during the twelve-month period. Such amount is based upon the actuarial model together with our prior year payment experience for both settlement and defense costs.
We have made our best estimate of the costs through 2059. Through June 30, 2022, our actual experience during the updated reference period for mesothelioma claims filed and dismissed generally approximated the assumptions in our liability estimate. In addition to this claims experience, we considered additional quantitative and qualitative factors such as the nature of the aging of pending claims, significant appellate rulings and legislative developments, and their respective effects on expected future settlement values. Based on this evaluation, we determined that no change in the estimate was warranted for the period ended June 30, 2022.
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
In conjunction with developing the aggregate updated liability estimate referenced above, we also developed an updated estimate of probable insurance recoveries for our asbestos liabilities. In developing this estimate, we considered our coverage-in-place and other settlement agreements described above, as well as several additional factors. These additional factors include the financial viability of the insurance companies, the method by which losses will be allocated to the various insurance policies and the years covered by those policies, how settlement and defense costs will be covered by the insurance policies and interpretation of the effect on coverage of various policy terms and limits. In addition, the timing and amount of reimbursements will vary because our insurance coverage for asbestos claims involves multiple insurers, with different policy terms and certain gaps in coverage. In addition to consulting with legal counsel on these insurance matters, we retained insurance consultants to assist management in the estimation of probable insurance recoveries based upon the aggregate liability estimate described above and assuming the continued viability of all solvent insurance carriers. Based upon the analysis of policy terms and other factors noted above by our legal counsel, and incorporating risk mitigation judgments by us

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
where policy terms or other factors were not certain, our insurance consultants compiled a model indicating how our historical insurance policies would respond to varying levels of asbestos settlement and defense costs and the allocation of such costs between such insurers and us. Using the estimated liability as of December 31, 2019 (for claims filed or expected to be filed through 2059), the insurance consultant’s model forecasted that approximately 14% of the liability would be reimbursed by our insurers. While there are overall limits on the aggregate amount of insurance available to us with respect to asbestos claims, certain limits were not reached by the total estimated liability currently recorded by us, and such overall limits did not influence our determination of the asset amount to record. We allocate to ourselves the amount of the asbestos liability (for claims filed or expected to be filed through 2059) that is in excess of available insurance coverage allocated to such years. An asset of $98 million was recorded as of December 31, 2019 representing the probable insurance reimbursement for claims expected through 2059. The asset is reduced as reimbursements and other payments from insurers are received. The asset was $65 million and $74 million as of June 30, 2022 and December 31, 2021, respectively.
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
Many uncertainties exist surrounding asbestos litigation, and we will continue to evaluate our estimated asbestos-related liability and corresponding estimated insurance reimbursement as well as the underlying assumptions and process used to derive these amounts. These uncertainties may result in our incurring future charges or increases to income to adjust the carrying value of recorded liabilities and assets, particularly if the number of claims and settlement and defense costs change significantly, or if there are significant developments in the trend of case law or court procedures, or if legislation or another alternative solution is implemented. Although the resolution of these claims will likely take many years, the effect on the results of operations, financial position, and cash flow in any given period from a revision to these estimates could be material.
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of June 30, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when we acquired UPI’s parent company, UniDynamics Corporation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. government at the Goodyear Site from 1962 to 1993, under

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
contracts with the Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and carry out certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $27.1 million and $32.3 million as of June 30, 2022 and December 31, 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.1 million as of June 30, 2022 and December 31, 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of June 30, 2022 and December 31, 2021, we recorded a receivable of $6.6 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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
GD-OTS has asked us to participate in a voluntary, multi-party mediation exercise with respect to response costs it has incurred or will incur with respect to the AUS-OU. We and other PRPs executed a non-binding mediation agreement on March 16, 2015, and the U.S. government executed the mediation agreement on August 6, 2015. The first phase of the mediation, involving certain former munitions or ordnance storage areas, began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, we entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that we expect in the aggregate to be immaterial. We understand that GD-OTS has also reached agreements-in-principle with the U.S. Government and the other participating PRPs related to the first-phase areas of concern. Negotiations between GD-OTS and the U.S. Government are underway with respect to resolution of the remaining areas of the site, including those portions of the Crab Orchard Site where our predecessor conducted manufacturing and research activities. We at present cannot predict whether these further negotiations will result in an agreement, or when any determination of the ultimate allocable shares of the various PRPs, including the U.S. Government, is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. We

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
notified our insurers of this potential liability and have obtained defense and indemnity coverage, subject to reservations of rights, under certain of our insurance policies.

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

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2022, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 11 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2022	December 31, 2021

Commercial paper	$119.4	$—
Total short-term borrowings	$119.4	$—

4.45% notes due December 2023	$299.6	$299.4
6.55% notes due November 2036	198.5	198.5
4.20% notes due March 2048	346.4	346.3
Other deferred financing costs associated with credit facilities	(1.6)	(1.8)
Total long-term debt	$842.9	$842.4
Debt discounts and debt issuance costs totaled $5.5 million and $5.7 million as of each of June 30, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of June 30, 2022 and December 31, 2021, there was $119.4 million and $0.0 million, respectively, of outstanding borrowings under the commercial paper program.

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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $87.5 million and $3.0 million as of June 30, 2022 and December 31, 2021, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $7.9 million and $0.0 million as of June 30, 2022 and December 31, 2021, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.0 million and less than $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.5 million and $1.6 million as of June 30, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $825.5 million and $984.9 million as of June 30, 2022 and December 31, 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Restructuring
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
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce. We expect to complete the program in the fourth quarter of 2023. There were no charges recorded in the three month periods ended June 30, 2022 or 2021 related to these actions.
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We expect to complete the program in the first quarter of 2023. We recorded $0.0 and $(0.2) in the three month periods ended June 30, 2022 and 2021 related to these actions.
Restructuring (gains) charges, net
We recorded restructuring (gains) charges, net which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Process Flow Technologies	$—	$—	—	(12.6)
Payment & Merchandising Technologies	—	(0.2)	—	(0.7)
Total restructuring (gains) charges, net	$—	$(0.2)	$—	$(13.3)

The following table summarizes our restructuring gains, net by program, cost type and segment for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,2022			Six Months Ended June 30,2021
(in millions)	Severance	Other	Total	Severance	Other	Total
Payment & Merchandising Technologies	$—	$—	$—	$(0.5)	$—	$(0.5)
2020 Repositioning	$—	$—	$—	$(0.5)	$—	$(0.5)

Process Flow Technologies	$—	$—	$—	$0.1	$—	$0.1
2019 Repositioning	$—	$—	$—	$0.1	$—	$0.1

Process Flow Technologies [1]	$—	$—	$—	$—	$(12.7)	$(12.7)
Payment & Merchandising Technologies	—	—	—	(0.2)	—	(0.2)
2017 Repositioning	$—	$—	$—	$(0.2)	$(12.7)	$(12.9)

Total	$—	$—	$—	$(0.6)	$(12.7)	$(13.3)
1 Reflects a pre-tax gain related to the sale of real estate in 2021

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs, net incurred through June 30, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of June 30, 2022.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total
Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Payment & Merchandising Technologies	15.8	1.8	17.6
2020 Repositioning	$26.0	$1.8	$27.8

Process Flow Technologies	$16.1	$—	$16.1
2019 Repositioning	$16.1	$—	$16.1

Aerospace & Electronics	$1.3	$(1.4)	$(0.1)
Process Flow Technologies	13.1	(12.7)	0.4
Payment & Merchandising Technologies	11.5	0.7	12.2
2017 Repositioning	$25.9	$(13.4)	$12.5

Restructuring Liability
The following table summarizes the accrual balances related to each restructuring program:

(in millions)	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance at December 31, 2021 (a)	$11.5	$0.7	$12.2
Utilization	(6.1)	(0.6)	(6.7)
Balance at June 30, 2022 (a)	$5.4	$0.1	$5.5

(a)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains information about Crane Holdings, Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

Reference herein to “Crane,” “the Company,” “we,” “us” and “our” refer to Crane Holdings, Co. and its subsidiaries unless the context specifically states or implies otherwise. References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operation and stock price; the effects of the ongoing coronavirus pandemic on our business and the global and U.S. economies generally; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; potential exposure from numerous lawsuits for asbestos-related personal injury; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to successfully complete our pending separation as planned; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments, including Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials; the ability and willingness of the parties to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with our previously announced proposed business separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from our proposed business separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and subsequent reports and other documents filed by us or Crane Holdings, Co. with the Securities and Exchange Commission, including any registration statement relating to our proposed business separation. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

Holding Company Reorganization
On May 16, 2022, Crane Co., a Delaware corporation (“Crane Co.”), completed its previously announced reorganization merger pursuant to the Agreement and Plan of Merger, dated as of February 28, 2022 (the “Reorganization Agreement”), by and among Crane Co., Crane Holdings, Co., a Delaware corporation (“Crane Holdings”), and Crane Transaction Company, LLC, a Delaware limited liability company and, as of immediately prior to the consummation of such merger, a wholly-owned subsidiary of Crane Holdings (“Merger Sub”). The Reorganization Agreement provided for the merger of Crane Co. and Merger Sub, with Crane Co. surviving the merger as a wholly-owned subsidiary of Crane Holdings (the “Reorganization Merger”).

Following the Reorganization Merger, on May 16, 2022, Crane Co. (which, as a result of the Reorganization Merger, became a wholly-owned subsidiary of Crane Holdings) converted from a Delaware corporation into a Delaware limited liability company named “Crane LLC” (such conversion, together with the Reorganization Merger, the “Reorganization”). Following the Reorganization, substantially all of the assets of Crane LLC were distributed, assigned, transferred, conveyed and delivered to, and related liabilities of Crane LLC were assumed by, Crane Holdings. On May 17, 2022, Crane LLC converted from a Delaware limited liability company to a Delaware corporation named “Crane Co.” Subsequently, on May 26, 2022, Crane Co. filed a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, which became effective upon filing, pursuant to which the Company officially changed its name from “Crane Co.” to “Redco Corporation.” The “Crane Co.” name has been reserved for future use by Crane Holdings.

Pending Separation
On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed within approximately 12 months, subject to the satisfaction of customary conditions and final approval by the Company’s Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. As we exited 2021 and through the first half of 2022, we have experienced supply chain disruptions impacting timely access to certain components and raw materials, as well as significant inflationary pressure across most businesses; in response, we have initiated pricing actions throughout the first half to ensure we cover the higher costs and protect our margin profile.

For 2022, we expect a total year-over-year sales decline of approximately 1% to 2%, driven by a 4% unfavorable impact from the divestiture of Crane Supply and a 2.5% to 3% impact from unfavorable foreign exchange, partially offset by approximately 5% to 6% core growth. On a year-to-date basis through June 30 2022, stronger pricing has been the primary contributor to our core growth across most businesses. We continue to expect higher pricing on a full-year basis to approximately offset the impact of inflation. We expect a slight improvement in operating profit driven primarily by the impact of core growth, net of inflation, productivity benefits, both partially offset by higher transaction and repositioning related costs, the impact of the Crane Supply divestiture, and unfavorable mix.
Aerospace & Electronics
In 2022, we expect Aerospace & Electronics core sales to increase in the high-single digit range as compared to 2021, driven by both higher volumes and price. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect a substantial improvement in our commercial aftermarket business given continued recovery in airline flight hours following two years of depressed demand due to the impacts of COVID-19. We expect our defense business to decline given material availability challenges, and difficult comparisons to recent years where these markets exhibited very strong growth. We expect segment operating profit to increase in the low double-digit range as compared to 2021 driven primarily by the impact of operating leverage on higher volumes, price and strong productivity, partially offset by unfavorable mix.
Process Flow Technologies
In 2022, we expect Process Flow Technologies sales to decrease approximately 10% driven by an unfavorable 11.5% impact from the divestiture of Crane Supply and a low- to mid-single digit impact from unfavorable foreign exchange, partially offset by mid-single digit core growth. We expect stronger pricing to offset inflationary pressures.
We expect Process Valves and Related Products sales to be approximately flat compared to 2021, with mid-single digit core sales growth approximately offset by a mid-single digit impact from unfavorable foreign exchange. We expect Commercial Valves sales to decline substantially driven primarily by the impact of the Crane Supply divestiture, and to a lesser extent, the impact of unfavorable foreign exchange. We expect Pumps and Systems sales to increase in the high-single digit range as compared to 2021, driven by strong demand across municipal and non-residential U.S. end markets.
We expect a mid-single digit decline in the segment’s operating profit as compared to 2021, driven primarily by the impact of the Crane Supply divestiture, as well as transaction and repositioning costs, largely offset by core growth, inclusive of higher pricing, as well as strong productivity.
Payment & Merchandising Technologies
In 2022, we expect Payment & Merchandising Technologies sales to increase in the low-single digit range as compared to 2021, driven by mid-single digit core sales growth, partially offset by a low- to mid-single digit impact from unfavorable foreign exchange. Higher pricing is expected to offset higher inflation and sustain margins.
At Crane Payment Innovations, we expect core sales growth in the mid-teens range, driven by broad-based strength across all vertical markets, together with higher pricing. At Crane Currency, we expect core sales to decline in the high-single digit to the low-double digit range as compared to 2021 due to lower expected sales to international customers, reflecting challenging comparisons to a record year of project activity and growth in 2021.
We expect the segment’s operating profit to be modestly higher compared to 2021, with the impact of core growth inclusive of higher prices, together with strong productivity, to be approximately offset by inflationary pressures and unfavorable sales mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials
In 2022, we expect Engineered Materials sales to increase in the mid-single digit range as compared to 2021, driven by mid-single digit core growth which includes notable pricing gains to offset the impact of inflation. We expect the core growth to be driven primarily by higher sales to recreational vehicle and building product customers.
We expect the segment’s operating profit to increase in the mid-teens range driven primarily by higher pricing.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the second quarter 2022 versus the second quarter 2021, unless otherwise specified.

	Second Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales	$864.3	$855.5	$8.8	1.0%

Cost of sales	535.7	523.5	12.2	2.3%
as a percentage of sales	62.0%	61.2%
Selling, general and administrative	204.2	187.4	16.8	9.0%
as a percentage of sales	23.6%	21.9%
Operating profit	124.4	144.6	(20.2)	(14.0)%
Operating margin	14.4%	16.9%

Other income (expense):
Interest income	0.6	0.4	0.2	50.0%
Interest expense	(11.4)	(11.4)	—	—%
Gain on sale of business	228.7	—	228.7	NM
Miscellaneous income, net	14.8	9.7	5.1	52.6%
Total other income (expense)	232.7	(1.3)	234.0	NM
Income before income taxes	357.1	143.3	213.8	149.2%
Provision for income taxes	98.9	5.0	93.9	NM
Net income attributable to common shareholders	$258.2	$138.3	$119.9	86.7%

Sales increased by $8.8 million, or 1.0%, to $864.3 million in 2022. Net sales related to operations outside the United States were 33.3% and 36.6% of total net sales for the quarters ended June 30, 2022, and 2021, respectively. The year-over-year change in sales included:
•an increase in core sales of $60.3 million, or 7.1%, which was primarily comprised of higher pricing;
•unfavorable foreign currency translation of $29.7 million, or 3.5%; and
•a decrease in sales of $21.8 million, or 2.5%, related to the sale of Crane Supply.
Cost of sales increased by $12.2 million, or 2.3% to $535.7 million in 2022. The increase is primarily related to an increase in material, labor and other manufacturing costs of $57.3 million, or 10.9%, partially offset by favorable foreign currency translation of $19.7 million, or 3.8%, productivity gains of $13.8 million, or 2.6%, and lower volumes of $12.4 million, or 2.4%.
Selling general and administrative expenses increased by $16.8 million or 9.0%, to $204.2 million in 2022. The increase was driven primarily by higher transaction related expenses of $16.4 million, or 8.8%, and an increase in selling costs of $4.2 million, or 2.3%, partially offset by favorable foreign currency translation of $6.0 million, or 3.2%.
Operating profit decreased by $20.2 million, or 14.0%, to $124.4 million in 2022. The decrease in operating profit is related to higher transaction related expenses of $19.6 million, or 13.6%, and unfavorable mix of $16.1 million, or 11.1%, partially offset by productivity gains of $16.0 million, or 11.1%.
Other income increased $234.0 million to $232.7 million, related to the gain on the sale of the Crane Supply business of $228.7 million.
Our effective tax rate for the three months ended June 30, 2022, is higher than the prior year’s comparable periods primarily due to the reversal of a deferred tax asset established in the prior period that relates to the sale of a subsidiary, partially offset by earnings in jurisdictions with statutory tax rates lower than the United States.

Our effective tax rate for the three months ended June 30, 2022, is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2022	2021
Net income before allocation to noncontrolling interests	$258.2	$138.3
Components of other comprehensive income, net of tax
Currency translation adjustment	(75.9)	7.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	3.5	5.2
Other comprehensive income, net of tax	(72.4)	12.8
Comprehensive income before allocation to noncontrolling interests	185.8	151.1
Less: Noncontrolling interests in comprehensive income	(0.1)	(0.1)
Comprehensive income attributable to common shareholders	$185.9	$151.2
For the three months ended June 30, 2022, comprehensive income before allocations to noncontrolling interests was $185.8 million compared to $151.1 million in the same period of 2021. The $34.7 million increase was driven by higher net income before allocation to noncontrolling interests of $119.9 million, partially offset by an $83.5 million year-over-year unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and Canadian dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Aerospace & Electronics

	Second Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Commercial Original Equipment	$60.6	$53.7	$6.9	12.8%
Military Original Equipment	57.1	62.8	(5.7)	(9.1)%
Commercial Aftermarket Products	29.0	25.3	3.7	14.6%
Military Aftermarket Products	14.8	15.7	(0.9)	(5.7)%
Total net sales	$161.5	$157.5	$4.0	2.5%
Cost of sales	$101.2	$96.6	$4.6	4.8%
as a percentage of sales	62.7%	61.3%
Selling, general and administrative	$32.1	$30.1	$2.0	6.6%
as a percentage of sales	19.9%	19.1%
Operating profit	$28.2	$30.8	$(2.6)	(8.4)%
Operating margin	17.5%	19.6%

Supplemental Data:
Backlog	$534.4	$472.9	$61.5	13.0%
Sales increased $4.0 million, or 2.5%, to $161.5 million in 2022.
•Sales of Commercial Original Equipment increased $6.9 million, or 12.8%, to $60.6 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown.
•Sales of Military Original Equipment decreased $5.7 million, or 9.1%, to $57.1 million in 2022, primarily reflecting lower shipments due to order timing and material availability.
•Sales of Commercial Aftermarket Products increased $3.7 million, or 14.6%, to $29.0 million in 2022, reflecting continued strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, together with higher pricing.
•Sales of Military Aftermarket Products decreased $0.9 million, or 5.7%, to $14.8 million in 2022, primarily reflecting timing of government orders for certain programs.
Cost of sales increased by $4.6 million, or 4.8%, to $101.2 million in 2022, primarily reflecting $6.8 million, or 7.0%, of increased material, labor and other manufacturing costs, offset by $3.1 million, or 3.2%, of productivity gains.
Selling, general and administrative expense increased by $2.0 million, or 6.6%, to $32.1 million in 2022, primarily reflecting an increase of $1.5 million, or 5.0%, in engineering costs.
Operating profit decreased by $2.6 million, or 8.4%, to $28.2 million in 2022, primarily reflecting unfavorable mix of $1.8 million, or 5.8%. Higher pricing offset higher material, labor, and other manufacturing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Second Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Process Valves and Related Products	$186.7	$184.3	$2.4	1.3%
Commercial Valves	77.2	98.2	(21.0)	(21.4)%
Pumps and Systems	32.1	28.2	3.9	13.8%
Total net sales	$296.0	$310.7	$(14.7)	(4.7)%
Cost of sales	$191.2	$205.3	$(14.1)	(6.9)%
as a percentage of sales	64.6%	66.1%
Selling, general and administrative	$64.2	$58.9	$5.3	9.0%
as a percentage of sales	21.7%	19.0%
Operating profit	$40.6	$46.5	$(5.9)	(12.7)%
Operating margin	13.7%	15.0%

Supplemental Data:
Backlog	$348.6	$344.1	$4.5	1.3%
Sales decreased by $14.7 million, or 4.7%, to $296.0 million in 2022, driven by a $21.8 million, or 7.0%, impact from the sale of Crane Supply and $12.4 million, or 4.0%, of unfavorable foreign currency translation, partially offset by core sales growth of $19.4 million, or 6.2%.
•Sales of Process Valves and Related Products increased by $2.4 million, or 1.3%, to $186.7 million in 2022, reflecting an increase in core sales of $9.8 million, or 5.3%, partially offset by unfavorable foreign currency translation of $7.5 million, or 4.1%, primarily due to the euro weakening against the U.S. dollar. The higher core sales reflected continued solid demand across end markets together with higher pricing.
•Sales of Commercial Valves decreased by $21.0 million, or 21.4%, to $77.2 million in 2022, primarily driven by the impact of the divestiture of Crane Supply of $21.8 million, or 22.2%, and unfavorable foreign currency translation of $4.8 million, or 4.9%, as the British pound weakened against the U.S. dollar. These decreases were partially offset by higher core sales of $5.6 million, or 5.7%, reflecting improvement in demand in Canadian non-residential construction markets and, to a lesser extent, the U.K. non-residential construction markets, and higher pricing.
•Sales of Pumps & Systems increased by $3.9 million, or 13.8%, to $32.1 million in 2022, reflecting higher demand from municipal and non-residential construction end markets and higher pricing.
Cost of sales decreased by $14.1 million, or 6.9%, to $191.2 million, primarily related to the impact of the sale of Crane Supply of $16.2 million, or 8.0%, favorable foreign currency of $7.9 million, or 3.9%, and productivity benefits of $4.5 million, or 2.2%, partially offset by a $15.8 million, or 7.7%, increase in material, labor and other manufacturing costs.
Selling, general and administrative expense increased by $5.3 million, or 9.0%, to $64.2 million primarily reflecting an increase of $5.2 million, or 8.9%, in administrative costs consisting primarily of transaction related expenses, and $2.0 million, or 3.4%, in engineering and selling costs, partially offset by favorable foreign currency translation of $3.0 million, or 5.1%.
Operating profit decreased by $5.9 million, or 12.7%, to $40.6 million in 2022. The decrease primarily reflected a $3.8 million, or 8.2%, impact from the sale of Crane Supply, and a $3.1 million, or 6.7%, impact from unfavorable mix. Higher pricing offset the impact of higher material, labor, and other manufacturing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Second Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$211.4	$197.3	$14.1	7.1%
Banknotes and Security Products	122.6	130.9	(8.3)	(6.3)%
Total net sales	$334.0	$328.2	$5.8	1.8%
Cost of sales	$182.8	$174.9	$7.9	4.5%
as a percentage of sales	54.7%	53.3%
Selling, general and administrative	$70.5	$75.4	$(4.9)	(6.5)%
as a percentage of sales	21.1%	23.0%
Operating profit	$80.7	$77.9	$2.8	3.6%
Operating margin	24.2%	23.7%

Supplemental Data:
Backlog	$482.0	$374.7	$107.3	28.6%
Sales increased $5.8 million, or 1.8%, to $334.0 million in 2022, driven by higher core sales of $22.8 million, or 6.9%, partially offset by unfavorable foreign currency translation of $16.9 million, or 5.1%.
•Sales of Payment Acceptance and Dispensing Products increased $14.1 million, or 7.1%, to $211.4 million in 2022. The increase reflected higher core sales of $22.5 million, or 11.4%, partially offset by unfavorable foreign currency translation of $8.4 million, or 4.3%, primarily due to the British pound and Japanese yen weakening against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming and vending customers together with higher pricing.
•Sales of Banknotes and Security Products decreased $8.3 million, or 6.3%, to $122.6 million in 2022. The decrease primarily related to unfavorable foreign currency translation of $8.5 million, or 6.5%, as the euro weakened against the U.S. dollar.
Cost of sales increased by $7.9 million, or 4.5%, to $182.8 million primarily related to an increase in material, labor and other manufacturing costs of $23.2 million, or 13.3%, unfavorable mix of $10.8 million, or 6.2%, partially offset by favorable foreign currency translation of $11.6 million, or 6.6%, lower costs of $8.6 million, or 4.9%, due to lower volumes, and higher productivity of $5.7 million, or 3.3%.
Selling, general and administrative expense decreased by $4.9 million, or 6.5%, to $70.5 million primarily reflecting favorable foreign currency translation, and productivity, of $3.8 million, or 5.0%.
Operating profit increased by $2.8 million, or 3.6%, to $80.7 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity gains, of $21.6 million, or 27.7%, partially offset by unfavorable mix of $10.8 million, or 13.9%, and lower volumes of $5.4 million, or 6.9%, and unfavorable foreign currency translation of $2.4 million, or 3.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Second Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
FRP - Recreational Vehicles	$32.2	$24.8	$7.4	29.8%
FRP - Building Products	31.8	26.5	5.3	20.0%
FRP - Transportation	8.8	7.8	1.0	12.8%
Total net sales	$72.8	$59.1	$13.7	23.2%
Cost of sales	$60.6	$46.7	$13.9	29.8%
as a percentage of sales	83.2%	79.0%
Selling, general and administrative	$4.9	$4.7	$0.2	4.3%
as a percentage of sales	6.7%	8.0%
Operating profit	$7.3	$7.7	$(0.4)	(5.2)%
Operating margin	10.0%	13.0%

Supplemental Data:
Backlog	$22.0	$17.6	$4.4	25.0%
Sales increased $13.7 million, or 23.2%, to $72.8 million in 2022. The increase reflected higher sales to recreational vehicle manufacturers, building products customers and, to a lesser extent, transportation customers.

Cost of sales increased $13.9 million, or 29.8%, to $60.6 million in 2022, related primarily to higher raw material costs and, to a lesser extent, higher labor, and other manufacturing costs.
Operating profit decreased by $0.4 million, or 5.2%, to $7.3 million in 2022, primarily reflecting higher pricing net of inflation, and productivity gains, of $1.1 million or 14.3%, partially offset by unfavorable mix of $0.5 million, or 6.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first six months of 2022 versus the first six months of 2021, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales	$1,735.7	$1,688.9	$46.8	2.8%

Cost of sales	1,061.8	1,037.0	24.8	2.4%
as a percentage of sales	61.2%	61.4%
Selling, general and administrative[1]	402.5	360.9	41.6	11.5%
as a percentage of sales	23.2%	21.4%
Operating profit	271.4	291.0	(19.6)	(6.7)%
Operating margin	15.6%	17.2%
Other income (expense):
Interest income	0.9	0.9	—	—%
Interest expense	(22.5)	(25.0)	2.5	10.0%
Gain on sale of business	228.7	—	228.7	NM
Miscellaneous income, net	18.3	13.6	4.7	34.6%
Total other income (expense)	225.4	(10.5)	235.9	NM
Income before income taxes	496.8	280.5	216.3	77.1%
Provision for income taxes	133.6	33.8	99.8	295.3%
Net income attributable to common shareholders	$363.2	$246.7	$116.5	47.2%
[1] 2021 includes restructuring gains of $13.3 million
Sales increased by $46.8 million, or 2.8%, to $1,735.7 million in 2022. Net sales related to operations outside the United States were 34.8% and 37.2% of total net sales for the six months ended June 30, 2022 and 2021, respectively. The year-over-year change in sales included:
•an increase in core sales of $112.2 million, or 6.6%;
•unfavorable foreign currency translation of $43.6 million, or 2.6%; and
•a decrease in sales of $21.8 million, or 1.3%, related to the sale of Crane Supply.
Cost of sales increased by $24.8 million, or 2.4%, to $1,061.8 million in 2022. The increase is primarily related to an increase in material, labor and other manufacturing costs of $91.3 million, or 8.8%, and unfavorable mix of $18.2 million, or 1.8%, partially offset by productivity gains of $29.0 million, or 2.8%, and favorable foreign currency translation of $28.5 million, or 2.7%, impact of the sale of Crane Supply of $16.2 million, or 1.6%, and lower volumes of $10.4 million, or 1.0%.
Selling general and administrative expenses increased by $41.6 million, or 11.5%, to $402.5 million in 2022. The increase was driven primarily by higher transaction related and other expenses of $22.4 million, or 6.2%, increased engineering and selling costs of $18.9 million, or 5.2%, and the absence of restructuring gains in 2021 of $13.3 million which did not repeat in 2022, partially offset by favorable foreign currency translation of $8.6 million, or 2.4%, and productivity gains of $4.1 million, or 1.1%.
Operating profit decreased by $19.6 million, or 6.7%, to $271.4 million in 2022. The decrease in operating profit reflected higher transaction costs of $25.6 million, or 8.9%, unfavorable mix of $18.2 million, or 6.3%, and the absence of a restructuring gain from 2021 of $13.3 million, or 4.6%, partially offset by productivity gains and restructuring savings of $36.7 million, or 12.6%. Incremental pricing offset the impact of continued inflation.
Other income increased $235.9 million to $225.4 million reflecting the gain on the sale of the Crane Supply business of $228.7 million.

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

Our effective tax rates for the six months ended June 30, 2022, is higher than the prior year’s comparable periods primarily due to the reversal of a deferred tax asset established in the prior period that relates to the sale of a subsidiary, partially offset by earnings in jurisdictions with statutory tax rates lower than the United States.

Our effective tax rate for the six months ended June 30, 2022, is higher than the statutory U.S. federal tax rate of 21% primarily due to earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Comprehensive Income

	Six Months Ended
	June 30,
(in millions)	2022	2021
Net income before allocation to noncontrolling interests	$363.2	$246.7
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(97.5)	(27.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	6.8	10.1
Other comprehensive loss, net of tax	(90.7)	(17.2)
Comprehensive income before allocation to noncontrolling interests	272.5	229.5
Less: Noncontrolling interests in comprehensive income	—	0.7
Comprehensive income attributable to common shareholders	$272.5	$228.8
For the six months ended June 30, 2022, comprehensive income before allocations to noncontrolling interests was $272.5 million compared to $229.5 million in the same period of 2021. The $43.0 million increase was primarily driven by higher net income before allocation to noncontrolling interests of $116.5 million, partially offset by a $70.2 million year over year unfavorable impact of foreign currency translation adjustments primarily related to the British pound and Canadian dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Commercial Original Equipment	$119.2	$108.3	$10.9	10.1%
Military Original Equipment	114.4	125.6	(11.2)	(8.9)%
Commercial Aftermarket Products	57.7	44.8	12.9	28.8%
Military Aftermarket Products	27.3	32.8	(5.5)	(16.8)%
Total net sales	$318.6	$311.5	$7.1	2.3%
Cost of sales	$198.6	$195.9	$2.7	1.4%
as a percentage of sales	62.3%	62.9%
Selling, general and administrative	$63.8	$58.8	$5.0	8.5%
as a percentage of sales	20.0%	18.9%
Operating profit	$56.2	$56.8	$(0.6)	(1.1)%
Operating margin	17.6%	18.2%

Sales increased $7.1 million, or 2.3%, to $318.6 million in 2022.
•Sales of Commercial Original Equipment increased $10.9 million, or 10.1%, to $119.2 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown.
•Sales of Military Original Equipment decreased $11.2 million, or 8.9%, to $114.4 million in 2022, primarily reflecting lower shipments due to order timing and material availability.
•Sales of Commercial Aftermarket Products increased $12.9 million, or 28.8%, to $57.7 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown together with higher pricing.
•Sales of Military Aftermarket Products decreased $5.5 million, or 16.8%, to $27.3 million in 2022, primarily reflecting timing of government orders for certain programs.
Cost of sales increased by $2.7 million, or 1.4%, to $198.6 million in 2022, primarily reflecting $14.4 million, or 7.4%, of increased material, labor and other manufacturing costs, partially offset by $6.6 million, or 3.4%, of productivity gains and favorable mix of $3.4 million, or 1.7%.
Selling, general and administrative expense increased by $5.0 million, or 8.5%, to $63.8 million in 2022, primarily reflecting continued increases in engineering investments and higher selling costs.
Operating profit decreased by $0.6 million, or 1.1%, to $56.2 million in 2022, primarily reflecting higher costs partially offset by higher pricing and productivity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Process Valves and Related Products	$369.6	$358.6	$11.0	3.1%
Commercial Valves	175.4	187.7	(12.3)	(6.6)%
Pumps and Systems	62.4	52.5	9.9	18.9%
Total net sales	$607.4	$598.8	$8.6	1.4%
Cost of sales	$388.1	$396.1	$(8.0)	(2.0)%
as a percentage of sales	63.9%	66.1%
Selling, general and administrative[1]	$129.7	$106.1	$23.6	22.2%
as a percentage of sales	21.4%	17.7%
Operating profit	$89.6	$96.6	$(7.0)	(7.2)%
Operating margin	14.8%	16.1%
[1]2021 includes net restructuring gains of $12.6 million
Sales increased by $8.6 million, or 1.4%, to $607.4 million in 2022, driven by higher core sales of $47.7 million, or 8.0%, partially offset by the impact of the sale of Crane Supply of $21.8 million, or 3.6%, and unfavorable foreign currency translation of $17.2 million, or 2.9%.
•Sales of Process Valves and Related Products increased by $11.0 million, or 3.1%, to $369.6 million in 2022. The increase reflected higher core sales of $22.4 million, or 6.2%, offset by unfavorable foreign currency translation of $11.4 million, or 3.2%, primarily due to the Euro weakening against the U.S. dollar. The higher core sales primarily reflected broad based demand across end markets that continue to recover from the impact of COVID-19 together with higher pricing.
•Sales of Commercial Valves decreased by $12.3 million, or 6.6%, to $175.4 million in 2022, primarily driven by the impact of the divestiture of Crane Supply of $21.8 million, or 11.6%, and unfavorable foreign currency translation of $5.7 million, or 3.0%, as the British pound and Canadian dollar weakened against the U.S. dollar, partially offset by an increase in core sales of $15.2 million, or 8.1%. The higher core sales primarily reflected higher demand in Canadian and, to a lesser extent, U.K., non-residential construction markets and higher pricing.
•Sales of Pumps & Systems increased by $9.9 million, or 18.9%, to $62.4 million in 2022, primarily reflecting higher demand from municipal and non-residential construction end markets and higher pricing.
Cost of sales decreased by $8.0 million, or 2.0%, to $388.1 million, primarily related to the impact of the sale of Crane Supply of $16.2 million, or 4.1%, and favorable foreign currency of $10.8 million, or 2.7%, partially offset by a $19.5 million, or 5.0%, increase in material, labor and other manufacturing costs.
Selling, general and administrative expense increased by $23.6 million, or 22.2%, to $129.7 million primarily reflecting the absence of a prior year net restructuring gain of $12.6 million, or 11.9%, higher engineering and selling costs of $6.9 million, or 6.5%, and higher transaction costs of $4.2 million, or 4.0%.
Operating profit decreased by $7.0 million, or 7.2%, to $89.6 million in 2022, primarily reflecting the impact of the divestiture of Crane Supply of $3.8 million, or 3.9%, and unfavorable mix of $4.9 million, or 5.1%. Strong productivity substantially offset the unfavorable comparison related to the prior year restructuring gain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$422.4	$382.3	$40.1	10.5%
Banknotes and Security Products	244.2	283.3	(39.1)	(13.8)%
Total net sales	$666.6	$665.6	$1.0	0.2%
Cost of sales	$361.9	$355.2	$6.7	1.9%
as a percentage of sales	54.3%	53.4%
Selling, general and administrative	$139.8	$146.7	$(6.9)	(4.7)%
as a percentage of sales	21.0%	22.0%
Operating profit	$164.9	$163.7	$1.2	0.7%
Operating margin	24.7%	24.6%
Sales increased $1.0 million, or 0.2%, to $666.6 million in 2022, driven by higher core sales of $26.8 million, or 4.0%, offset by unfavorable foreign currency translation of $25.7 million, or 3.9%.
•Sales of Payment Acceptance and Dispensing Products increased $40.1 million, or 10.5%, to $422.4 million in 2022. The increase reflected higher core sales of $51.7 million, or 13.4%, offset by unfavorable foreign currency translation of $11.6 million, or 3.0%, primarily reflecting the weakening of the British pound and Japanese Yen against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming and vending customers, including higher pricing.
•Sales of Banknotes and Security Products decreased $39.1 million, or 13.8%, to $244.2 million in 2022. The decrease reflected lower core sales of $25.0 million, or 8.8%, and unfavorable foreign currency translation of $14.1 million, or 5.0%, as the euro weakened against the U.S. dollar. The core sales decrease reflected lower sales to both international customers and the U.S. Government.
Cost of sales increased by $6.7 million, or 1.9%, to $361.9 million primarily related to an increase in material, labor and other manufacturing costs of $36.4 million, or 10.2%, unfavorable mix of $14.9 million, or 4.2%, partially offset by favorable foreign currency translation of $17.5 million, or 4.9%, lower costs of $14.4 million, or 4.1%, due to lower volumes, and productivity gains of $12.8 million, or 3.6%.
Selling, general and administrative expense decreased by $6.9 million, or 4.7%, to $139.8 million primarily reflecting lower administrative costs.
Operating profit increased by $1.2 million, or 0.7%, to $164.9 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity, of $37.4 million, or 22.8%, partially offset by lower volumes of $16.6 million, or 10.1%, unfavorable mix of $14.9 million, or 9.1%, and unfavorable foreign currency translation of $4.2 million, or 2.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
FRP - Recreational Vehicles	$67.9	$49.1	$18.8	38.3%
FRP - Building Products	59.2	48.3	10.9	22.6%
FRP - Transportation	16.0	15.6	0.4	2.6%
Total net sales	$143.1	$113.0	$30.1	26.6%
Cost of sales	$113.3	$89.7	$23.6	26.3%
as a percentage of sales	79.2%	79.4%
Selling, general and administrative	$9.6	$9.2	$0.4	4.3%
as a percentage of sales	6.7%	8.1%
Operating profit	$20.2	$14.1	$6.1	43.3%
Operating margin	14.1%	12.5%

Sales increased by $30.1 million, or 26.6%, to $143.1 million in 2022. The increase reflected higher sales to recreational vehicle manufacturers and building products customers.
Cost of sales increased by $23.6 million, or 26.3%, related primarily to higher raw material costs of $24.0 million, or 26.7%, and unfavorable mix of $1.8 million, or 2.0%, partially offset by productivity.
Operating profit increased by $6.1 million, or 43.3%, to $20.2 million in 2022, primarily reflecting higher pricing net of inflation, and productivity, of $9.3 million, or 65.9%, offset by the impact of unfavorable mix of $1.8 million, or 12.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended
	June 30,
(in millions)	2022	2021
Net cash provided by (used for):
Operating activities	$49.0	$206.7
Investing activities	289.2	38.7
Financing activities	(135.6)	(405.2)
Effect of exchange rates on cash and cash equivalents	(30.6)	(4.5)
Increase (decrease) in cash and cash equivalents	$172.0	$(164.3)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to shareholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, and by paying dividends and/or repurchasing shares. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transactions.
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
In July 2021, we entered a $650 million, 5-year Revolving Credit Agreement, which replaced the existing $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). Please see Note 11 for additional details.
In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement.
Operating Activities
Cash provided by operating activities was $49.0 million in the first six months of 2022, as compared to $206.7 million during the same period last year.  The decrease in cash provided by operating activities was primarily driven by increased working capital investments supporting higher levels of demand across most businesses, together with higher tax payments in the first half of 2022. Net asbestos-related payments for the first six months of 2022 and 2021 were $23.4 million and $20.2 million, respectively. In 2022, we expect to make payments related to asbestos settlement and defense costs, net of related insurance recoveries, of approximately $45 million.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, and cash provided by divestitures of businesses or assets. Cash provided by investing activities was $289.2 million in the first six months of 2022, as compared to $38.7 million in the comparable period of 2021. The increase in cash provided from investing activities was primarily related to proceeds from the sale of Crane Supply of $314.3 million. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. We expect capital expenditures of approximately $60 million in 2022.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $135.6 million during the first six months of 2022, compared to $405.2 million in the comparable period of 2021. The decrease in cash used for financing activities was driven by the repayment of the term loan of $348.1 million in 2021 which did not repeat in 2022. In 2022, we also had $203.7 million of share repurchases, partially offset by a $104.4 million increase in net borrowings from the issuance of commercial paper.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2022, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 10, “Commitments and Contingencies”, of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”

Item 1A. Risk Factors

Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

On October 25, 2021, the Company announced that its Board of Directors authorized the Company to purchase up to $300 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market from time-to-time at prevailing prices in accordance with federal securities laws. All remaining availability under the Program as of March 31, 2022 was repurchased in April 2022 prior to the Program expiring on April 22, 2022.
The following table only includes the open market repurchases of our common stock in each month during the three months ended June 30, 2022:

	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs (in millions)
April 1-30	149,487	$105.51	2,902,117	$—
May 1-31	—	$—	—	$—
June 1-30	—	$—	—	$—
Total April 1 — June 30, 2022	149,487	$105.51
(a) Shares repurchased are based on the trade date
(b) Excludes any fees, commissions or other expenses associated with share repurchases
We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated February 28, 2022, by and among Crane Co., Crane Holdings, Co., and Crane Transaction Company, LLC (included as Appendix A to the proxy statement/prospectus included in Amendment No. 2 to Crane Holdings, Co.’s Registration Statement on Form S-4 (Registration No. 333-263119) filed on April 14, 2022) (incorporated by reference to Exhibit 2.1 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Crane Holdings, Co. (incorporated by reference to Exhibit 3.1 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).
Exhibit 3.2	Amended and Restated By-laws of Crane Holdings, Co. (incorporated by reference to Exhibit 3.2 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).
Exhibit 4.1
First Supplemental Indenture to the Indenture dated December 13, 2013, dated as of May 16, 2022, between Crane Holdings, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).

Exhibit 4.2
First Supplemental Indenture to the Indenture dated April 1, 1991, dated as of May 16, 2022, between Crane Holdings, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.5 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).

Exhibit 4.3
First Supplemental Indenture to the Indenture dated February 5, 2018, dated as of May 16, 2022, between Crane Holdings, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.8 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).

Exhibit 10.1
Amendment No. 1, dated as of May 16, 2022, by and among Crane Holdings, Co., Crane Co., CR Holdings C.V., each Lender party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on May 16, 2022).

Exhibit 10.2
Form of Commercial Paper Dealer Agreement by and between Crane Holdings, Co. and the respective commercial paper dealer party thereto (incorporated by reference to Exhibit 10.2 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).

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

CRANE HOLDINGS, CO.
REGISTRANT

Date
August 3, 2022	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
August 3, 2022		Richard A. Maue
Senior Vice President and Chief Financial Officer