Form 10-Q
period 2022-09-30
Crane Holdings, Co.
filed 2022-11-01
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2022
Common stock, $1.00 Par Value – 56,144,427 shares

Crane Holdings, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net sales	$815.1	$893.8	$2,550.8	$2,582.8
Operating costs and expenses:
Cost of sales	485.6	556.3	1,547.4	1,593.5
Selling, general and administrative	198.3	193.8	600.8	567.8
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	162.4	—
Restructuring gains, net	—	(1.1)	—	(14.3)
Operating (loss) profit	(31.2)	144.8	240.2	435.8
Other (expense) income:
Interest income	1.4	0.2	2.3	1.1
Interest expense	(13.5)	(11.0)	(36.0)	(36.0)
Gain on sale of business	3.8	—	232.5	—
Miscellaneous income, net	4.5	3.6	22.8	17.2
Total other (expense) income	(3.8)	(7.2)	221.6	(17.7)
(Loss) Income before income taxes	(35.0)	137.6	461.8	418.1
Provision for income taxes	24.3	21.0	157.9	54.8
Net (loss) income attributable to common shareholders	$(59.3)	$116.6	$303.9	$363.3

(Loss) earnings per share:
Basic	$(1.06)	$1.99	$5.38	$6.21
Diluted	$(1.06)	$1.96	$5.30	$6.14

Average shares outstanding:
Basic	56.1	58.7	56.5	58.5
Diluted	56.1	59.5	57.3	59.2

Dividends per share	$0.47	$0.43	$1.41	$1.29

See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net (loss) income before allocation to noncontrolling interests	$(59.3)	$116.6	$303.9	$363.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(77.7)	(24.8)	(175.2)	(52.1)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	5.2	9.1	15.3
Other comprehensive (loss) income, net of tax	(75.4)	(19.6)	(166.1)	(36.8)
Comprehensive (loss) income before allocation to noncontrolling interests	(134.7)	97.0	137.8	326.5
Less: Noncontrolling interests in comprehensive (loss) income	(0.3)	(0.1)	(0.3)	0.6
Comprehensive (loss) income attributable to common shareholders	$(134.4)	$97.1	$138.1	$325.9
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$438.6	$478.6
Accounts receivable, net of allowance for doubtful accounts of $11.2 as of September 30, 2022 and $10.4 as of December 31, 2021	486.9	483.0
Current insurance receivable - asbestos	—	13.7
Inventories, net:
Finished goods	90.0	147.3
Finished parts and subassemblies	73.8	59.5
Work in process	41.6	37.0
Raw materials	230.3	205.3
Inventories, net	435.7	449.1
Other current assets	121.1	118.7
Total current assets	1,482.3	1,543.1
Property, plant and equipment:
Cost	1,219.1	1,288.5
Less: accumulated depreciation	725.2	732.9
Property, plant and equipment, net	493.9	555.6
Long-term insurance receivable - asbestos	—	60.0
Long-term deferred tax assets	5.8	17.7
Other assets	233.4	259.3
Intangible assets, net	419.9	467.1
Goodwill	1,497.1	1,583.8
Total assets	$4,132.4	$4,486.6
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2022	December 31, 2021
Liabilities and equity
Current liabilities:
Short-term borrowings	$399.5	$—
Accounts payable	241.1	273.7
Current asbestos liability	—	62.3
Accrued liabilities	395.9	442.7
U.S. and foreign taxes on income	39.3	10.6
Total current liabilities	1,075.8	789.3
Long-term debt	843.2	842.4
Accrued pension and postretirement benefits	192.3	231.9
Long-term deferred tax liability	165.7	76.9
Long-term asbestos liability	—	549.8
Other liabilities	144.6	161.2
Total liabilities	2,421.6	2,651.5
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,426,139 shares issued	72.4	72.4
Capital surplus	368.2	363.9
Retained earnings	2,752.0	2,527.3
Accumulated other comprehensive loss	(606.0)	(440.2)
Treasury stock	(878.3)	(691.1)
Total shareholders’ equity	1,708.3	1,832.3
Noncontrolling interests	2.5	2.8
Total equity	1,710.8	1,835.1
Total liabilities and equity	$4,132.4	$4,486.6

Share data:
Common shares issued	72,426,139	72,426,139
Less: Common shares held in treasury	16,289,559	14,590,274
Common shares outstanding	56,136,580	57,835,865
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Operating activities:
Net income attributable to common shareholders	$303.9	$363.3
Loss on divestiture of asbestos-related assets and liabilities	148.9	—
Gain on sale of business	(232.5)	—
Gain on sale of property	—	(18.5)
Depreciation and amortization	89.8	91.4
Stock-based compensation expense	17.8	18.6
Defined benefit plans and postretirement credit	(10.5)	(6.0)
Deferred income taxes	20.2	(25.9)
Cash used for operating working capital	(135.0)	(39.4)
Defined benefit plans and postretirement contributions	(19.3)	(22.8)
Environmental payments, net of reimbursements	(5.4)	(4.6)
Asbestos related payments, net of insurance recoveries	(29.3)	(29.6)
Divestiture of asbestos-related assets and liabilities	(550.0)	—
Other	23.4	0.5
Total (used for) provided by operating activities	(378.0)	327.0
Investing activities:
Proceeds from disposition of capital assets	0.1	23.3
Capital expenditures	(36.8)	(26.7)
Proceeds from sale of business	318.1	—
Purchase of marketable securities	—	(10.0)
Proceeds from sale of marketable securities	—	40.0
Total provided by investing activities	281.4	26.6
Financing activities:
Dividends paid	(79.5)	(75.5)
Reacquisition of shares on open market	(203.7)	—
Stock options exercised, net of shares reacquired	3.1	9.9
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)
Proceeds from term loan	399.4	—
Repayment of term loan	—	(348.1)
Total provided by (used for) financing activities	119.3	(440.8)
Effect of exchange rates on cash and cash equivalents	(62.7)	(13.0)
Decrease in cash and cash equivalents	(40.0)	(100.2)
Cash and cash equivalents at beginning of period	478.6	551.0
Cash and cash equivalents at end of period	$438.6	$450.8

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Detail of cash used for operating working capital:
Accounts receivable	$(74.9)	$(106.8)
Inventories	(61.5)	(21.6)
Other current assets	(6.4)	(10.9)
Accounts payable	13.8	52.8
Accrued liabilities	(21.2)	14.9
U.S. and foreign taxes on income	15.2	32.2
Total	$(135.0)	$(39.4)

Supplemental disclosure of cash flow information:
Interest paid	$29.9	$31.2
Income taxes paid	$118.1	$47.9

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
As used in these notes, the terms "we," "us," "our," "Crane" and the "Company" mean Crane Holdings, Co. and our subsidiaries unless the context specifically states or implies otherwise.
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

Following the Reorganization Merger, on May 16, 2022, Crane Co. converted from a Delaware corporation into a Delaware limited liability company named “Crane LLC” (such conversion, together with the Reorganization Merger, the “Reorganization”). Following the Reorganization, substantially all of the assets of Crane LLC were distributed, assigned, transferred, conveyed and delivered to, and certain non-asbestos related liabilities of Crane LLC were assumed by, Crane Holdings. On May 17, 2022, Crane LLC converted from a Delaware limited liability company to a Delaware corporation named “Crane Co.” Subsequently, on May 26, 2022, Crane Co. filed a Certificate of Amendment to its Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware, which became effective upon filing, pursuant to which the Crane Co. officially changed its name from “Crane Co.” to “Redco Corporation”. The “Crane Co.” name has been reserved for future use by Crane Holdings.

Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s condensed consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

Sale of Crane Supply
On April 8, 2022, the Company entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. Subsequent to net working capital and other closing adjustments, the sale closed on May 31, 2022 for CAD 402 million. In August 2022, the Company received CAD 5 million related to a final working capital adjustment. The Company recognized a total gain on sale of $232.5 million.

Pending Separation
On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed within approximately 12 months, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Termination of Agreement to Sell Engineered Materials
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Condensed Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.
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
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products manufactures on/off isolation valves, instrumentation and controls, and related products for critical and demanding applications primarily in the chemical and petrochemical, general industrial, energy-related and pharmaceutical end markets. Commercial Valves is engaged primarily in the manufacturing of valves and related products for the non-residential construction, general industrial, and municipal markets, and the distribution of pipe, valves and fittings (PVF) for the non-residential construction market. Pumps and Systems manufactures pumps and related products for water and wastewater applications in the industrial, municipal, commercial and military markets.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Net sales:
Aerospace & Electronics	$167.2	$168.6	$485.8	$480.2
Process Flow Technologies	250.0	299.1	857.4	897.9
Payment & Merchandising Technologies	335.1	365.8	1,001.7	1,031.4
Engineered Materials	62.8	60.3	205.9	173.3
Total	$815.1	$893.8	$2,550.8	$2,582.8

Operating profit (loss):
Aerospace & Electronics	$28.2	$32.5	$84.4	$89.3
Process Flow Technologies	41.3	44.3	130.9	140.9
Payment & Merchandising Technologies	86.7	83.7	251.6	247.4
Engineered Materials	6.7	6.6	26.9	20.7
Corporate	(194.1)	(22.3)	(253.6)	(62.5)
Total	$(31.2)	$144.8	$240.2	$435.8
Interest income	1.4	0.2	2.3	1.1
Interest expense	(13.5)	(11.0)	(36.0)	(36.0)
Gain on sale of business	3.8	—	232.5	—
Miscellaneous income, net	4.5	3.6	22.8	17.2
(Loss) income before income taxes	$(35.0)	$137.6	$461.8	$418.1

(in millions)	September 30, 2022	December 31, 2021
Assets:
Aerospace & Electronics	$642.0	$604.7
Process Flow Technologies	1,057.4	1,240.4
Payment & Merchandising Technologies	2,043.8	2,096.5
Engineered Materials	226.9	220.5
Corporate	162.3	324.5
Total	$4,132.4	$4,486.6

(in millions)	September 30, 2022	December 31, 2021
Goodwill:
Aerospace & Electronics	$202.2	$202.5
Process Flow Technologies	305.3	349.4
Payment & Merchandising Technologies	818.4	860.6
Engineered Materials	171.2	171.3
Total	$1,497.1	$1,583.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Aerospace & Electronics
Commercial Original Equipment	$63.7	$62.2	$182.9	$170.5
Military and Other Original Equipment	57.1	58.4	171.5	184.0
Commercial Aftermarket Products	34.8	30.2	92.5	75.1
Military Aftermarket Products	11.6	17.8	38.9	50.6
Total Aerospace & Electronics	$167.2	$168.6	$485.8	$480.2

Process Flow Technologies
Process Valves and Related Products	$186.2	$176.6	$555.8	$535.4
Commercial Valves	30.4	95.8	205.8	283.3
Pumps and Systems	33.4	26.7	95.8	79.2
Total Process Flow Technologies	$250.0	$299.1	$857.4	$897.9

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$220.8	$206.0	$643.2	$588.3
Banknotes and Security Products	114.3	159.8	358.5	443.1
Total Payment & Merchandising Technologies	$335.1	$365.8	$1,001.7	$1,031.4

Engineered Materials
FRP - Recreational Vehicles	$24.9	$28.9	$92.8	$78.1
FRP - Building Products	29.0	23.7	88.2	72.0
FRP - Transportation	8.9	7.7	24.9	23.2
Total Engineered Materials	62.8	60.3	205.9	173.3
Net sales	$815.1	$893.8	$2,550.8	$2,582.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of September 30, 2022, total backlog was $1,463.6 million. We expect to recognize approximately 40% of our remaining performance obligations as revenue in the fourth quarter of 2022, an additional 53% in 2023 and the balance thereafter.
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

(in millions)	September 30, 2022	December 31, 2021
Contract assets	$85.9	$73.0
Contract liabilities	$117.6	$101.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We recognized revenue of $19.4 million and $74.4 million during the three-and nine-month periods ended September 30, 2022, respectively, related to contract liabilities as of December 31, 2021.
Note 4 - Earnings Per Share
Our basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units. The effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. For the three months ended September 30, 2022, the Company had a net loss attributable to common shareholders which causes all potentially dilutive securities to be anti-dilutive and are therefore not included in the calculation of earnings per share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2022	2021	2022	2021
Net (loss) income attributable to common shareholders	$(59.3)	$116.6	$303.9	$363.3

Average basic shares outstanding	56.1	58.7	56.5	58.5
Effect of dilutive share-based awards	—	0.8	0.8	0.7
Average diluted shares outstanding	56.1	59.5	57.3	59.2

(Loss) earnings per basic share	$(1.06)	$1.99	$5.38	$6.21
(Loss) earnings per diluted share	$(1.06)	$1.96	$5.30	$6.14

The computation of diluted earnings per share excludes the effect of the potentially anti-dilutive securities which was 1.2 million and 1.0 million for the three months ended September 30, 2022, and 2021, respectively, and 0.4 million and 1.4 million for the nine months ending September 30, 2022 and 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 5 - Changes in Equity and Accumulated Other Comprehensive Loss
A summary of changes in equity for the year-to-date interim periods ended September 30, 2022 and 2021 is provided below:

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	105.0	—	—	105.0	—	105.0
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,699,949 shares	—	—	—	—	(175.8)	(175.8)	—	(175.8)
Exercise of stock options, net of shares reacquired of 79,214 shares	—	—	—	—	6.1	6.1	—	6.1
Impact from settlement of share-based awards, net of shares acquired	—	(5.1)	—	—	(0.3)	(5.4)	—	(5.4)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.3	—	3.3	—	3.3
Currency translation adjustment	—	—	—	(21.7)	—	(21.7)	0.1	(21.6)
BALANCE MARCH 31, 2022	72.4	$364.7	$2,605.9	$(458.6)	$(861.1)	$1,723.3	$2.9	$1,726.2
Net income	—	—	258.2	—	—	258.2	—	258.2
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(27.9)	(27.9)	—	(27.9)
Exercise of stock options, net of shares reacquired of 94,774 shares	—	—	—	—	1.1	1.1	—	1.1
Impact from settlement of share-based awards, net of shares acquired	—	(1.3)	—	—	1.2	(0.1)	—	(0.1)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.5	—	3.5	—	3.5
Currency translation adjustment	—	—	—	(75.8)	—	(75.8)	(0.1)	(75.9)
BALANCE JUNE 30, 2022	72.4	$369.3	$2,837.7	$(530.9)	$(886.7)	$1,861.8	$2.8	$1,864.6
Net loss	—	—	(59.3)	—	—	(59.3)	—	(59.3)
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Exercise of stock options, net of shares reacquired of 81,642 shares	—	—	—	—	1.5	1.5	—	1.5
Impact from settlement of share-based awards, net of shares acquired	—	(7.0)	—	—	6.9	(0.1)	—	(0.1)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.3	—	2.3	—	2.3
Currency translation adjustment	—	—	—	(77.4)	—	(77.4)	(0.3)	(77.7)
BALANCE SEPTEMBER 30, 2022	72.4	$368.2	$2,752.0	$(606.0)	$(878.3)	$1,708.3	$2.5	$1,710.8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2020	72.4	$330.7	$2,192.8	$(466.4)	$(600.6)	$1,528.9	$2.2	$1,531.1
Net income	—	—	108.4	—	—	108.4	—	108.4
Cash dividends ($0.43 per share)	—	—	(25.0)	—	—	(25.0)	—	(25.0)
Impact from settlement of share-based awards, net of shares acquired	—	(2.3)	—	—	9.5	7.2	—	7.2
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	4.9	—	4.9	—	4.9
Currency translation adjustment	—	—	—	(35.7)	—	(35.7)	0.8	(34.9)
BALANCE MARCH 31, 2021	72.4	$334.7	$2,276.2	$(497.2)	$(591.1)	$1,595.0	$3.0	$1,598.0
Net income	—	—	138.3	—	—	138.3	—	$138.3
Cash dividends ($0.43 per share)	—	—	(25.2)	—	—	(25.2)	—	(25.2)
Impact from settlement of share-based awards, net of shares acquired	—	7.6	—	—	(9.5)	(1.9)	—	(1.9)
Stock-based compensation expense	—	6.1	—	—	—	6.1	—	6.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	5.2	—	5.2	—	5.2
Currency translation adjustment	—	—	—	7.7	—	7.7	(0.1)	7.6
BALANCE JUNE 30, 2021	72.4	$348.4	$2,389.3	$(484.3)	$(600.6)	$1,725.2	$2.9	$1,728.1
Net income	—	—	116.6	—	—	116.6	—	116.6
Cash dividends ($0.43 per share)	—	—	(25.3)	—	—	(25.3)	—	(25.3)
Impact from settlement of share-based awards, net of shares acquired	—	2.0	—	—	2.6	4.6	—	4.6
Stock-based compensation expense	—	6.0	—	—	—	6.0	—	6.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	5.2	—	5.2	—	5.2
Currency translation adjustment	—	—	—	(24.7)	—	(24.7)	(0.1)	(24.8)
BALANCE SEPTEMBER 30, 2021	72.4	$356.4	$2,480.6	$(503.8)	$(598.0)	$1,807.6	$2.8	$1,810.4
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2021	$(301.9)	$(138.3)	$(440.2)
Other comprehensive income (loss) before reclassifications	—	(174.9)	(174.9)
Amounts reclassified from accumulated other comprehensive loss	9.1	—	9.1
Net period other comprehensive income (loss)	9.1	(174.9)	(165.8)
Balance as of September 30, 2022	$(292.8)	$(313.2)	$(606.0)

[a]	Net of tax benefit of $120.8 million and $117.9 million as of September 30, 2022 and December 31, 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three and nine month periods ended September 30, 2022, and 2021. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Amortization of pension items:
Prior service costs	$—	$(0.1)	$(0.1)	$(0.2)
Net loss	3.3	6.5	12.9	19.6
Amortization of postretirement items:
Prior service costs	(0.3)	(0.3)	(0.8)	(0.8)
Total before tax	$3.0	$6.1	$12.0	$18.6
Tax impact	0.8	0.9	2.9	3.3
Total reclassifications for the period	$2.2	$5.2	$9.1	$15.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended September 30, 2022, and 2021 are as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Service cost	$1.7	$1.6	$—	$0.1
Interest cost	6.9	5.2	0.2	0.2
Expected return on plan assets	(15.7)	(14.8)	—	—
Amortization of prior service cost	—	(0.1)	(0.3)	(0.3)
Amortization of net loss	3.3	6.5	—	—
Net periodic benefit	$(3.8)	$(1.6)	$(0.1)	$—

For all plans, the components of net periodic benefit for the nine months ended September 30, 2022, and 2021 are as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Service cost	$4.3	$4.7	$0.1	$0.3
Interest cost	17.4	15.7	0.5	0.5
Expected return on plan assets	(43.6)	(44.7)	—	—
Recognized curtailment gain	—	(0.6)	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.8)	(0.8)
Amortization of net loss	12.9	19.6	—	—
Net periodic benefit	$(9.1)	$(5.5)	$(0.2)	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2022	$20.1	$2.6
Amounts contributed during the nine months ended September 30, 2022	$19.3	$—

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective Tax Rate	(69.4)%	15.3%	34.2%	13.1%

During the third quarter of 2022, the Company divested its asbestos-related assets and liabilities and recorded a pre-tax loss of $162.4 million. Based on existing U.S. income tax guidance, the Company did not record an income tax benefit related to this transaction. However, the Company released a valuation allowance previously recorded against certain state deferred tax assets based on available evidence indicating it to be more likely than not the Company will realize a state income tax benefit for certain non-asbestos related future tax deductions. Specifically, the Company considered the impact of the lack of future asbestos settlement and defense payments on state taxable income, projected future state taxable income exclusive of reversing deferred taxes, the Company’s U.S. business resulting net deferred tax liability position after the asbestos-related transaction, and the lack of separate state income tax filings.

The combination of a loss on the asbestos-related transaction and the lack of a related tax benefit resulted in the Company’s negative tax rate for the three months ended September 30, 2022. This negative tax rate represents a tax expense recorded against a book loss. In this context, the Company’s tax rate for the three months ended September 30, 2022 is higher than the prior year’s comparable period primarily due to the absence of a tax benefit recorded against the asbestos-related transaction as well as higher non-U.S. taxes, partially offset by the aforementioned release of a valuation allowance and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rate for the nine months ended September 30, 2022 is higher than the prior year’s comparable periods primarily due to the absence of a tax benefit recorded against the asbestos-related transaction and the reversal of a deferred tax asset established in a prior period that relates to the sale of a subsidiary, partially offset by the aforementioned release of a valuation allowance and statutory U.S. tax credits and a deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rates for the three and nine months ended September 30, 2022 are higher than the statutory U.S. federal tax rate of 21% primarily due to the absence of a tax benefit recorded against the asbestos-related transaction, earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by the aforementioned release of valuation allowance, excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Unrecognized Tax Benefits

During the three and nine months ended September 30, 2022, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.1 million and $0.2 million, respectively, primarily due to increases in tax positions taken in the current periods, partially offset by tax positions taken during prior period and reductions from expirations of statues of limitations. During the three and nine months ended September 30, 2022, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.3 million and $0.6 million, respectively. The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three and nine months ended September 30, 2022, we recognized $0.3 million and $0.5 million, respectively, of interest and penalty expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of September 30, 2022, and December 31, 2021, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $5.4 million and $4.9 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $6.8 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of September 30, 2022, we had six reporting units.
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

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Engineered Materials	Total
Balance as of December 31, 2021	$202.5	$349.4	$860.6	$171.3	$1,583.8
Currency translation	(0.3)	(21.8)	(42.2)	(0.1)	(64.4)
Disposal on sale of business	—	(22.3)	—	—	(22.3)
Balance as of September 30, 2022	$202.2	$305.3	$818.4	$171.2	$1,497.1
As of September 30, 2022, we had $419.9 million of net intangible assets, of which $68.5 million were intangibles with indefinite useful lives. As of December 31, 2021, we had $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at beginning of period, net of accumulated amortization	$467.1	$520.3
Amortization expense	(31.4)	(44.5)
Currency translation and other	(15.8)	(8.7)
Balance at end of period, net of accumulated amortization	$419.9	$467.1

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets follows:

		September 30, 2022			December 31, 2021
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.0	$132.3	$57.9	$74.4	$136.8	$59.2	$77.6
Customer relationships and backlog	18.4	622.1	314.0	308.1	651.7	308.8	342.9
Drawings	40.0	11.1	10.7	0.4	11.1	10.6	0.5
Other	11.7	136.3	99.3	37.0	142.1	96.0	46.1
Total	17.9	$901.8	$481.9	$419.9	$941.7	$474.6	$467.1
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2022	$10.4
2023	40.7
2024	40.0
2025	34.8
2026	34.6
2027 and after	190.9
Note 9 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2022	December 31, 2021
Employee related expenses	$127.1	$181.9
Warranty	9.1	8.6
Current lease liabilities	19.1	22.7
Contract liabilities	117.6	101.1
Other	123.0	128.4
Total	$395.9	$442.7
We accrue warranty liabilities when it is probable that an asset has been impaired, or a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included within “Cost of sales” in our Condensed Consolidated Statements of Operations.
The following table summarizes warranty activity recorded during the three and nine months ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$8.5	$11.8	$8.6	$9.4
Expense	2.8	1.1	6.3	7.1
Payments / deductions	(2.1)	(2.1)	(5.7)	(5.7)
Currency translation	(0.1)	(0.2)	(0.1)	(0.2)
Balance at end of period	$9.1	$10.6	$9.1	$10.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Commitments and Contingencies
Asbestos Liability

On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco, then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into the Redco Purchase Agreement with Redco Buyer, an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco. In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. Concurrent with the completion of the Redco Sale, Redco Buyer contributed $83 million in cash to Redco. Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. While indemnification by each of Crane Company and Redco Buyer to the other party for breach of representations and warranties is capped at $83 million, in each case, based on the terms and subject to certain limitations as set forth in the Redco Purchase Agreement, liability of each of Crane Company and Redco Buyer for breaches of covenants and obligations and for indemnified liabilities is generally uncapped. Such covenants and obligations include that Redco has agreed to indemnify Crane Company and its affiliates for all claims arising out of asbestos liabilities, and Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement.

As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022 and the Company no longer has any obligation with respect to pending and future asbestos claims. As such, Redco has been deconsolidated from our 2022 financial results, as we no longer maintain control of the entity. Therefore, for the period ending September 30, 2022, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco are no longer reported on the condensed consolidated balance sheet. The Company recorded a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million in the third quarter of 2022, including transaction expenses of $13.5 million.

The following is a summary of the loss on divestiture of asbestos-related assets and liabilities:

(in millions)
Cash	$(550.0)
Current insurance receivable	(13.8)
Long-term insurance receivable	(49.4)
Deferred tax asset	(107.9)
Current asbestos liability	62.5
Long-term asbestos liability	509.7
Loss on divestiture of asbestos-related assets and liabilities, before transaction costs	(148.9)
Transaction costs	(13.5)
Loss on divestiture of asbestos-related assets and liabilities	$(162.4)
The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us as of August 11, 2022 and reflected in the nine-month period ended September 30, 2021 totaled $35.8 million and $35.7 million, respectively. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, as of August 11, 2022 and reflected in

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the nine-month period ended September 30, 2021 totaled $29.3 million and $29.6 million, respectively. Detailed below are the comparable amounts for the periods indicated.

	Quarter-to-Date Period Ended		Year-to-Date Period Ended
(in millions)	August 11, 2022	September 30, 2021	August 11, 2022	September 30, 2021
Settlement / indemnity costs incurred (1)	$6.3	$10.6	$29.4	$24.5
Defense costs incurred (1)	1.0	3.8	6.4	11.2
Total costs incurred	$7.3	$14.4	$35.8	$35.7

Settlement / indemnity payments	$6.6	$8.9	$33.8	$28.4
Defense payments	1.1	3.9	6.1	11.3
Insurance receipts	(1.8)	(3.4)	(10.6)	(10.1)
Pre-tax cash payments, net	$5.9	$9.4	$29.3	$29.6
(1) Before insurance recoveries and tax effects.

Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of September 30, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

As a preliminary matter, we note that on August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”) a wholly-owned subsidiary of Crane Company that holds liabilities including asbestos liabilities and related insurance assets, entered into the Redco Purchase Agreement with Redco Buyer, an unrelated third party and a long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include that Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and ultimately Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and a further transfer of this environmental liability to Crane Company upon effectiveness of the separation transaction is expected. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, and Crane Holdings, Co. (as guarantor until the time of the separation transaction), have agreed to indemnify Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below to “we”, and “us” refer to Crane Holdings, Co. in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI is now an indirect subsidiary of Crane Holdings, Co. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $26.0 million and $32.3 million as of September 30, 2022 and December 31, 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.1 million as of September 30, 2022 and December 31, 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of September 30, 2022 and December 31, 2021, we recorded a receivable of $5.7 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Marion, IL Site
Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation of us formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued. As noted above, we have agreed to indemnify Redco Buyer against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

GD-OTS asked Crane Co. (n/k/a Redco) to participate in a voluntary, multi-party mediation exercise with respect to response costs that GD-OTS has incurred or will incur with respect to the AUS-OU, and Crane Co. (n/k/a Redco), the U.S. Government, and other PRPs entered into a non-binding mediation agreement in 2015. We have stepped into Redco’s position as a participant in the mediation. The first phase of the mediation, involving certain former munitions or ordnance storage areas,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
began in November 2017, but did not result in a multi-party settlement agreement. Subsequently, Redco entered discussions directly with GD-OTS and reached an agreement, as of July 13, 2021, to contribute toward GD-OTS’s past RI-FS costs associated with the first-phase areas for an immaterial amount. We, as indemnitor, have also agreed to pay a modest percentage of future RI-FS costs and the United States’ claimed past response costs relative to the first-phase areas, a sum that has proven to be and we expect to continue to be, in the aggregate, an immaterial amount. We understand that GD-OTS has also reached agreements with the U.S. Government and the other participating PRPs related to the first-phase areas of concern.

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. We at present cannot predict whether these further negotiations will result in a definitive agreement, or when any determination of the ultimate allocable shares of GD-OTS and U.S. Government response costs for which we may be liable is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing defense and indemnity coverage, subject to reservations of rights.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2022, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.
Note 11 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2022	December 31, 2021

364-Day Credit Agreement	399.5	—
Total short-term borrowings	$399.5	$—

4.45% notes due December 2023	$299.6	$299.4
6.55% notes due November 2036	198.6	198.5
4.20% notes due March 2048	346.5	346.3
Other deferred financing costs associated with credit facilities	(1.5)	(1.8)
Total long-term debt	$843.2	$842.4
Debt discounts and debt issuance costs totaled $5.9 million and $5.7 million as of September 30, 2022 and December 31, 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

364-Day Credit Agreement - On August 11, 2022, the Company entered into a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”) under which it borrowed term loans denominated in U.S. dollars (the “Term Loans”) in an aggregate principal amount of $400 million. Interest on the Term Loans accrues at a rate per annum equal to, at the Company’s option, (a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or (b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating. The 364-Day Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.
Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of September 30, 2022 and December 31, 2021, there were no outstanding borrowings under the commercial paper program.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $81.6 million and $3.0 million as of September 30, 2022 and December 31, 2021, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $13.8 million and $0.0 million as of September 30, 2022 and December 31, 2021, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and were $0.0 million and less than $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.4 million and $1.6 million as of September 30, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $757.8 million and $984.9 million as of September 30, 2022 and December 31, 2021, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Restructuring
Overview
2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions included workforce reductions of approximately 1,200 employees, or about 11% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We have completed this program and do not expect to incur additional restructuring charges. We recorded restructuring gains of $1.1 million and $1.5 million in the three month and nine month periods ended September 30, 2021, respectively.
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce. We expect to complete the program in the fourth quarter of 2023. There were no charges recorded in the three month periods ended September 30, 2022 or 2021 related to these actions. We recorded a charge of $0.1 million in the nine months ended September 30, 2021 related to these actions.
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We expect to complete the program in the first quarter of 2023. There were no charges recorded in the three month periods ended September 30, 2022 or 2021 related to these actions. We recorded a gain of $12.9 million in the nine months ended September 30, 2021 related to these actions.
Restructuring (gains) charges, net
We recorded restructuring (gains) charges, net which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Process Flow Technologies	$—	$—	—	(12.6)
Payment & Merchandising Technologies	—	(1.1)	—	(1.7)
Total restructuring (gains) charges, net	$—	$(1.1)	$—	$(14.3)

The following table summarizes our restructuring gains, net by program, cost type and segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,2022			Nine Months Ended September 30,2021
(in millions)	Severance	Other	Total	Severance	Other	Total
Payment & Merchandising Technologies	$—	$—	$—	$(0.7)	$(0.8)	$(1.5)
2020 Repositioning	$—	$—	$—	$(0.7)	$(0.8)	$(1.5)

Process Flow Technologies	$—	$—	$—	$0.1	$—	$0.1
2019 Repositioning	$—	$—	$—	$0.1	$—	$0.1

Process Flow Technologies [1]	$—	$—	$—	$—	$(12.7)	$(12.7)
Payment & Merchandising Technologies	—	—	—	(0.2)	—	(0.2)
2017 Repositioning	$—	$—	$—	$(0.2)	$(12.7)	$(12.9)

Total	$—	$—	$—	$(0.8)	$(13.5)	$(14.3)
1 Reflects a pre-tax gain related to the sale of real estate in 2021.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs, net incurred through September 30, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of September 30, 2022.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total
Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Payment & Merchandising Technologies	15.8	1.8	17.6
2020 Repositioning	$26.0	$1.8	$27.8

Process Flow Technologies	$16.1	$—	$16.1
2019 Repositioning	$16.1	$—	$16.1

Aerospace & Electronics	$1.3	$(1.4)	$(0.1)
Process Flow Technologies	13.1	(12.7)	0.4
Payment & Merchandising Technologies	11.5	0.7	12.2
2017 Repositioning	$25.9	$(13.4)	$12.5

Restructuring Liability
The following table summarizes the accrual balances related to each restructuring program:

(in millions)	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance as of December 31, 2021 (a)	$11.5	$0.7	$12.2
Utilization	(7.1)	(0.6)	(7.7)
Balance as of September 30, 2022 (a)	$4.4	$0.1	$4.5

(a)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

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

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operations and stock price; the effects of the ongoing coronavirus pandemic on our business and the global and U.S. economies generally; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to successfully complete our pending separation as planned; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments, including Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials; the ability and willingness of the parties to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with our previously announced proposed business separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from our proposed business separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and subsequent reports and other documents filed by us or Crane Holdings, Co. with the Securities and Exchange Commission, including any registration statement relating to our proposed business separation. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OUTLOOK
Overall
Our sales depend heavily on industries that are cyclical in nature or are subject to market conditions which may cause customer demand for our products to be volatile and unpredictable. Demand in these industries is affected by fluctuations in domestic and international economic conditions, as well as currency fluctuations, commodity costs, and a variety of other factors. As we exited 2021 and through the first nine months of 2022, we have experienced supply chain disruptions impacting timely access to certain components and raw materials, as well as significant inflationary pressure across most businesses; in response, we have initiated pricing actions to ensure that we cover the higher costs and protect our margin profile.

For 2022, we expect a total year-over-year sales decline of approximately 1% to 2%, driven by a 4% unfavorable impact from the divestiture of Crane Supply and a 3% impact from unfavorable foreign exchange, partially offset by approximately 5% to 6% core growth. On a year-to-date basis through September 30 2022, stronger pricing has been the primary contributor to our core growth across most businesses. We continue to expect higher pricing on a full-year basis to approximately offset the impact of inflation. From a total earnings point of view, we expect a substantial decrease in operating profit driven primarily by the loss on divestiture of asbestos-related assets and liabilities, higher transaction costs related to the separation, lost earnings from the Crane Supply divestiture, and unfavorable mix, partially offset by the impact of core growth, net of inflation and productivity benefits.
Aerospace & Electronics
In 2022, we expect Aerospace & Electronics core sales to increase in the mid-single digit range as compared to 2021. We expect a substantial improvement in our commercial OEM business driven by higher aircraft build rates, and we expect a substantial improvement in our commercial aftermarket business given continued recovery in airline flight hours following two years of depressed demand due to the impacts of COVID-19. We expect our defense business to decline given material availability challenges, and difficult comparisons to recent years where these markets exhibited very strong growth. We expect segment operating profit to increase in the low double-digit range as compared to 2021 driven primarily by price and strong productivity, partially offset by unfavorable mix.
Process Flow Technologies
In 2022, we expect Process Flow Technologies sales to decrease approximately 10%, driven by a 12% unfavorable impact from the divestiture of Crane Supply and a low- to mid-single digit impact from unfavorable foreign exchange, partially offset by mid-single digit core growth. We expect stronger pricing to offset inflationary pressures.
We expect Process Valves and Related Products sales to be approximately flat compared to 2021, with mid-single digit core sales growth approximately offset by a mid-single digit impact from unfavorable foreign exchange. We expect Commercial Valves sales to decline substantially driven primarily by the impact of the Crane Supply divestiture, and to a lesser extent, the impact of unfavorable foreign exchange and slightly weaker demand in Europe. We expect Pumps and Systems sales to increase in the high-single digit range as compared to 2021, driven by strong demand across municipal and non-residential U.S. end markets.
We expect a mid-single digit decline in the segment’s operating profit as compared to 2021, driven primarily by the impact of the Crane Supply divestiture and higher repositioning costs, largely offset by core growth, inclusive of higher pricing, as well as strong productivity.
Payment & Merchandising Technologies
In 2022, we expect Payment & Merchandising Technologies sales to increase in the low-single digit range as compared to 2021, driven by mid-single digit core sales growth, partially offset by a low- to mid-single digit impact from unfavorable foreign exchange. Higher pricing is expected to offset higher inflation.
At Crane Payment Innovations, we expect core sales growth in the mid-teens range, driven by strength across most vertical markets, together with higher pricing. At Crane Currency, we expect core sales to decline in the high-single digit to the low-double digit range as compared to 2021 due to lower expected sales to international customers, reflecting challenging comparisons to a record year of project activity and growth in 2021.
We expect the segment’s operating profit to be modestly higher compared to 2021, with the impact of core growth inclusive of higher prices, together with strong productivity, to be approximately offset by inflationary pressures and unfavorable sales mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials
In 2022, we expect Engineered Materials sales to increase in the low-double digit range as compared to 2021, driven by core growth which includes notable pricing gains to offset the impact of inflation. We expect the core growth to be driven primarily by higher sales to recreational vehicle and building product customers.
We expect the segment’s operating profit to increase in the low-teens range driven primarily by higher pricing.
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

Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), a long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. Concurrent with the completion of the Redco Sale, Redco Buyer contributed $83 million in cash to Redco. Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. While indemnification by each of Crane Company and Redco Buyer to the other party for breach of representations and warranties is capped at $83 million, in each case, based on the terms and subject to certain limitations as set forth in the Redco Purchase Agreement, liability of each of Crane Company and Redco Buyer for breaches of covenants and obligations and for indemnified liabilities is generally uncapped. Such covenants and obligations include that Redco has agreed to indemnify Crane Company and its affiliates for all claims arising out of asbestos liabilities, and Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a summary of the loss on divestiture of asbestos-related assets and liabilities:

(in millions)
Cash	$(550.0)
Current insurance receivable	(13.8)
Long-term insurance receivable	(49.4)
Deferred tax asset	(107.9)
Current asbestos liability	62.5
Long-term asbestos liability	509.7
Loss on divestiture of asbestos-related assets and liabilities, before transaction costs	(148.9)
Transaction costs	(13.5)
Loss on divestiture of asbestos-related assets and liabilities	$(162.4)

Sale of Crane Supply
On April 8, 2022, the Company entered into an agreement to sell the Crane Supply business for CAD 380 million on a cash-free and debt-free basis. Subsequent to net working capital and other closing adjustments, the sale closed on May 31, 2022 for CAD 402 million. In August 2022, the Company received CAD 5 million related to a final working capital adjustment. The Company recognized a total gain on sale of $232.5 million.

Pending Separation
On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed within approximately 12 months, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the third quarter 2022 versus the third quarter 2021, unless otherwise specified.

	Third Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales	$815.1	$893.8	$(78.7)	(8.8)%

Cost of sales	485.6	556.3	(70.7)	(12.7)%
as a percentage of sales	59.6%	62.2%
Selling, general and administrative	198.3	192.7	5.6	2.9%
as a percentage of sales	24.3%	21.6%
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	162.4	NM
Operating (loss) profit	(31.2)	144.8	(176.0)	(121.5)%
Operating margin	(3.8)%	16.2%

Other income (expense):
Interest income	1.4	0.2	1.2	NM
Interest expense	(13.5)	(11.0)	(2.5)	(22.7)%
Gain on sale of business	3.8	—	3.8	NM
Miscellaneous income, net	4.5	3.6	0.9	25.0%
Total other expense	(3.8)	(7.2)	3.4	NM
(Loss) income before income taxes	(35.0)	137.6	(172.6)	(125.4)%
Provision for income taxes	24.3	21.0	3.3	NM
Net (loss) income attributable to common shareholders	$(59.3)	$116.6	$(175.9)	(150.9)%

Sales decreased by $78.7 million, or 8.8%, to $815.1 million in 2022. Net sales related to operations outside the United States were 29.3% and 38.1% of total net sales for the quarters ended September 30, 2022, and 2021, respectively. The year-over-year change in sales included:
•an increase in core sales of $17.2 million, or 1.9%, which was primarily comprised of higher pricing;
•unfavorable foreign currency translation of $36.4 million, or 4.1%; and
•a decrease in sales of $59.5 million, or 6.7%, primarily related to the sale of Crane Supply.
Cost of sales decreased by $70.7 million, or 12.7%, to $485.6 million in 2022. The decrease is primarily related to the sale of Crane Supply of $43.2 million, or 7.8%, and favorable foreign currency translation of $21.9 million, or 3.9%.
Selling general and administrative expenses increased by $5.6 million, or 2.9%, to $198.3 million in 2022 primarily related to an $10.9 million, or 5.7%, increase in transaction related expenses supporting the planned Separation, partially offset by favorable foreign currency translation of $6.8 million, or 3.5%.
Operating profit decreased by $176.0 million, to a $31.2 million operating loss in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, and the impact of the sale of Crane Supply of $11.3 million.
During the third quarter of 2022, the Company completed the divestiture of asbestos-related assets and liabilities and recorded a loss of $162.4M. Based on existing U.S. income tax guidance, the Company did not record an income tax benefit related to this transaction. However, the Company released a valuation allowance previously recorded against certain state deferred tax assets based on available evidence indicating it to be more likely than not the Company will realize a state income tax benefit for certain non-asbestos related future tax deductions. Specifically, the Company considered the impact of the lack of future asbestos settlement and defense payments on state taxable income, projected future state taxable income exclusive of reversing deferred taxes, the Company’s U.S. business resulting net deferred tax liability position after the asbestos-related transaction, and the lack of separate state income tax filings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The combination of a loss on the asbestos-related transaction and the lack of a related tax benefit resulted in the Company’s negative tax rate for the three months ended September 30, 2022. This negative tax rate represents a tax expense recorded against a book loss. In this context, the Company’s tax rate for the three months ended September 30, 2022, is higher than the prior year’s comparable period primarily due to the absence of a tax benefit recorded against the asbestos-related transaction as well as higher non-U.S. taxes, partially offset by the aforementioned release of valuation allowance and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rate for the three months ended September 30, 2022 is higher than the statutory U.S. federal tax rate of 21% primarily due to the absence of a tax benefit recorded against the asbestos-related transaction, earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by the aforementioned release of valuation allowance, excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.
Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2022	2021
Net (loss) income before allocation to noncontrolling interests	$(59.3)	$116.6
Components of other comprehensive income, net of tax
Currency translation adjustment	(77.7)	(24.8)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.3	5.2
Other comprehensive loss, net of tax	(75.4)	(19.6)
Comprehensive (loss) income before allocation to noncontrolling interests	(134.7)	97.0
Less: Noncontrolling interests in comprehensive income	(0.3)	(0.1)
Comprehensive (loss) income attributable to common shareholders	$(134.4)	$97.1
For the three months ended September 30, 2022, comprehensive loss before allocation to noncontrolling interests was $134.7 million compared to comprehensive income of $97.0 million in the same period of 2021. The $231.7 million decrease was primarily driven by lower net income before allocation to noncontrolling interests of $175.9 million driven by the loss on the divestiture of asbestos-related assets and liabilities, and a $52.9 million year-over-year unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended September 30,
Aerospace & Electronics

	Third Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Commercial Original Equipment	$63.7	$62.2	$1.5	2.4%
Military Original Equipment	57.1	58.4	(1.3)	(2.2)%
Commercial Aftermarket Products	34.8	30.2	4.6	15.2%
Military Aftermarket Products	11.6	17.8	(6.2)	(34.8)%
Total net sales	$167.2	$168.6	$(1.4)	(0.8)%
Cost of sales	$106.8	$102.3	$4.5	4.4%
as a percentage of sales	63.9%	60.7%
Selling, general and administrative	$32.2	$33.8	$(1.6)	(4.7)%
as a percentage of sales	19.3%	20.0%
Operating profit	$28.2	$32.5	$(4.3)	(13.2)%
Operating margin	16.9%	19.3%

Supplemental Data:
Backlog	$591.6	$478.5	$113.1	23.6%
Sales decreased $1.4 million, or 0.8%, to $167.2 million in 2022, with higher pricing more than offset by lower volumes.
•Sales of Commercial Original Equipment increased $1.5 million, or 2.4%, to $63.7 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment decreased $1.3 million, or 2.2%, to $57.1 million in 2022, primarily reflecting lower shipments due to order timing and material availability.
•Sales of Commercial Aftermarket Products increased $4.6 million, or 15.2%, to $34.8 million in 2022, reflecting continued strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.
•Sales of Military Aftermarket Products decreased $6.2 million, or 34.8%, to $11.6 million in 2022, primarily reflecting timing of government orders for certain programs.
Cost of sales increased by $4.5 million, or 4.4%, to $106.8 million in 2022, primarily reflecting unfavorable mix.
Selling, general and administrative expense decreased by $1.6 million, or 4.7%, to $32.2 million in 2022, primarily reflecting a decrease of $2.6 million, or 7.7%, in administrative and engineering costs partially offset by higher selling costs.
Operating profit decreased by $4.3 million, or 13.2%, to $28.2 million in 2022, primarily reflecting unfavorable mix of $4.5 million, or 13.8%. Pricing actions and strong productivity approximately offset higher material, labor, and other manufacturing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	Third Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Process Valves and Related Products	$186.2	$176.6	$9.6	5.4%
Commercial Valves	30.4	95.8	(65.4)	(68.3)%
Pumps and Systems	33.4	26.7	6.7	25.1%
Total net sales	$250.0	$299.1	$(49.1)	(16.4)%
Cost of sales	$153.0	$197.2	$(44.2)	(22.4)%
as a percentage of sales	61.2%	65.9%
Selling, general and administrative	$55.7	$57.6	$(1.9)	(3.3)%
as a percentage of sales	22.3%	19.3%
Operating profit	$41.3	$44.3	$(3.0)	(6.8)%
Operating margin	16.5%	14.8%

Supplemental Data:
Backlog	$353.7	$351.4	$2.3	0.7%
Sales decreased by $49.1 million, or 16.4%, to $250.0 million in 2022, driven by a $59.5 million, or 19.9%, impact from the sale of Crane Supply and $15.4 million, or 5.1%, of unfavorable foreign currency translation, partially offset by core sales growth of $25.7 million, or 8.6%. Core sales growth was driven by higher pricing, partially offset by slightly lower volumes due to material availability constraints.
•Sales of Process Valves and Related Products increased by $9.6 million, or 5.4%, to $186.2 million in 2022, reflecting an increase in core sales driven by higher pricing, partially offset by unfavorable foreign currency translation as the euro weakened against the U.S. dollar. Demand remained generally strong in the Chemical, Pharmaceutical and General Industrial end markets.
•Sales of Commercial Valves decreased by $65.4 million, or 68.3%, to $30.4 million in 2022, primarily driven by the impact of the divestiture of Crane Supply of $59.5 million, or 62.1%, and, to a lesser extent, unfavorable foreign currency translation as the British pound weakened against the U.S. dollar.
•Sales of Pumps & Systems increased by $6.7 million, or 25.1%, to $33.4 million in 2022, primarily driven by higher sales to municipal customers.
Cost of sales decreased by $44.2 million, or 22.4%, to $153.0 million, primarily related to the impact of the sale of Crane Supply of $43.2 million, or 21.9%, increased productivity of $4.0 million, or 2.0%, and favorable foreign currency translation of $9.8 million, or 5.0%, partially offset by increased material, labor and other manufacturing costs of $13.0 million, or 6.6%.
Selling, general and administrative expense decreased by $1.9 million, or 3.3%, to $55.7 million primarily related to the sale of Crane Supply of $5.0 million, or 8.7%, and favorable foreign currency translation of $3.3 million, or 5.7%, offset by increased administrative and selling costs of $7.1 million, or 12.3%.
Operating profit decreased by $3.0 million, or 6.8%, to $41.3 million in 2022. The decrease primarily reflected $11.3 million, or 25.5%, impact from the sale of Crane Supply, and unfavorable foreign currency translation of $2.4 million, or 5.4%, partially offset by higher pricing net of inflation, and productivity gains of $11.7 million, or 26.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	Third Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$220.8	$206.0	$14.8	7.2%
Banknotes and Security Products	114.3	159.8	(45.5)	(28.5)%
Total net sales	$335.1	$365.8	$(30.7)	(8.4)%
Cost of sales	$174.9	$208.4	$(33.5)	(16.1)%
as a percentage of sales	52.2%	57.0%
Selling, general and administrative	$73.5	$73.7	$(0.2)	(0.3)%
as a percentage of sales	21.9%	20.1%
Operating profit	$86.7	$83.7	$3.0	3.6%
Operating margin	25.9%	22.9%

Supplemental Data:
Backlog	$499.8	$387.9	$111.9	28.8%
Sales decreased $30.7 million, or 8.4%, to $335.1 million in 2022, driven by unfavorable foreign currency translation of $20.5 million, or 5.6%, and lower core sales of $10.2 million, or 2.8%. The lower core sales reflected lower volumes, largely offset by higher pricing.
•Sales of Payment Acceptance and Dispensing Products increased $14.8 million, or 7.2%, to $220.8 million in 2022. The increase reflected higher core sales of $25.9 million, or 12.6%, partially offset by unfavorable foreign currency translation of $11.1 million, or 5.4%, primarily due to the British pound and Japanese yen weakening against the U.S. dollar. The core sales increase primarily reflected higher sales to Gaming customers and strong pricing across all end markets.
•Sales of Banknotes and Security Products decreased $45.5 million, or 28.5%, to $114.3 million in 2022. The decrease primarily related to lower core sales of 36.1 million, or 22.6%, and unfavorable foreign currency translation of $9.4 million, or 5.9%, as the euro weakened against the U.S. dollar. The core sales decrease reflected a year-over-year comparison against record sales in the third quarter of 2021.
Cost of sales decreased by $33.5 million, or 16.1%, to $174.9 million primarily reflecting lower volumes of $26.4 million, or 12.7%, favorable foreign currency translation of $12.0 million, or 5.8%, and strong productivity of $6.5 million, or 3.1%, partially offset by an increase in material, labor and other manufacturing costs of $14.2 million, or 6.8%.
Operating profit increased by $3.0 million, or 3.6%, to $86.7 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity gains of $29.3 million, or 35.0%, and favorable mix of $2.8 million, or 3.3%, partially offset by lower volumes of $23.0 million, or 27.5%, and unfavorable foreign currency translation of $5.1 million, or 6.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials

	Third Quarter		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
FRP - Recreational Vehicles	$24.9	$28.9	$(4.0)	(13.8)%
FRP - Building Products	29.0	23.7	5.3	22.4%
FRP - Transportation	8.9	7.7	1.2	15.6%
Total net sales	$62.8	$60.3	$2.5	4.1%
Cost of sales	$51.2	$47.2	$4.0	8.5%
as a percentage of sales	81.5%	78.3%
Selling, general and administrative	$4.9	$6.5	$(1.6)	(24.6)%
as a percentage of sales	7.8%	10.8%
Operating profit	$6.7	$6.6	$0.1	1.5%
Operating margin	10.7%	10.9%

Supplemental Data:
Backlog	$18.5	$18.0	$0.5	2.8%
Sales increased $2.5 million, or 4.1%, to $62.8 million in 2022, with higher pricing more than offsetting a decline in volume. The increase reflected higher sales to building products customers and, to a lesser extent, transportation customers, offset by lower sales to recreational vehicle manufacturers.

Cost of sales increased $4.0 million, or 8.5%, to $51.2 million in 2022, related primarily to higher raw material costs and, to a lesser extent, higher labor, and other manufacturing costs of $8.8 million, or 18.6%, offset by lower volumes of $4.9 million, or 10.4%.
Selling, general and administrative expense decreased by $1.6 million, or 24.6%, to $4.9 million primarily due to lower administrative costs.
Operating profit increased by $0.1 million, or 1.5%, to $6.7 million in 2022, reflecting strong pricing offset by lower volumes and inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Nine Month Periods Ended September 30,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first nine months of 2022 versus the first nine months of 2021, unless otherwise specified.

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales	$2,550.8	$2,582.8	$(32.0)	(1.2)%

Cost of sales	1,547.4	1,593.5	(46.1)	(2.9)%
as a percentage of sales	60.7%	61.7%
Selling, general and administrative[1]	600.8	553.5	47.3	8.5%
as a percentage of sales	23.6%	21.4%
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	162.4	NM
Operating profit	240.2	435.8	(195.6)	(44.9)%
Operating margin	9.4%	16.9%
Other income (expense):
Interest income	2.3	1.1	1.2	109.1%
Interest expense	(36.0)	(36.0)	—	—%
Gain on sale of business	232.5	—	232.5	NM
Miscellaneous income, net	22.8	17.2	5.6	32.6%
Total other income (expense)	221.6	(17.7)	239.3	NM
Income before income taxes	461.8	418.1	43.7	10.5%
Provision for income taxes	157.9	54.8	103.1	188.1%
Net income attributable to common shareholders	$303.9	$363.3	$(59.4)	(16.4)%
[1] 2021 includes restructuring gains of $14.3 million.
Sales decreased by $32.0 million, or 1.2%, to $2,550.8 million in 2022. Net sales related to operations outside the United States were 33.1% and 37.5% of total net sales for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year change in sales included:
•an increase in core sales of $129.3 million, or 5.0%;
•unfavorable foreign currency translation of $80.1 million, or 3.1%; and
•a decrease in sales of $81.3 million, or 3.1%, related to the sale of Crane Supply.
Cost of sales decreased by $46.1 million, or 2.9%, to $1,547.4 million in 2022. The decrease is primarily related to the sale of Crane Supply of $59.4 million, or 3.7%, favorable foreign currency translation of $50.4 million, or 3.2%, lower volumes of $46.7 million, or 2.9%, and strong productivity of $43.6 million, or 2.7%, partially offset by an increase in material, labor and other manufacturing costs of $136.7 million, or 8.6%, and unfavorable mix of $23.3 million, or 1.5%.
Selling general and administrative expenses increased by $47.3 million, or 8.5%, to $600.8 million in 2022. The increase was driven primarily by increased costs of $63.7 million, or 11.5%, including transaction costs of $33.8 million, or 5.9%, supporting the Crane Supply and asbestos divestiture as well as the planned Separation, partially offset by favorable foreign currency translation of $15.4 million, or 2.8%.
Operating profit decreased by $195.6 million, or 44.9%, to $240.2 million in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, or 37.2%, lower volumes of $51.0 million, or 11.7%, higher transaction costs of $35.7 million, or 8.2%, unfavorable mix of $23.3 million, or 5.3%, and lost profit from the sale of Crane Supply of $15.1 million, or 3.5%, offset by higher pricing net of inflation, and productivity gains, of $77.4 million, or 17.8%. Operating profit in 2021 included net restructuring gains of $14.3 million.
Other income increased $239.3 million to $221.6 million reflecting the gain on the sale of the Crane Supply business of $232.5 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our effective tax rates for the nine months ended September 30, 2022 is higher than the prior year’s comparable period primarily due to the absence of a tax benefit recorded against the asbestos-related transaction and the reversal of a deferred tax asset established in a prior period that relates to the sale of a subsidiary, partially offset by the aforementioned release of valuation allowance and statutory U.S. tax credits and a deduction related to our non-U.S. subsidiaries’ income.

Our effective tax rate for the nine months ended September 30, 2022 is higher than the statutory U.S. federal tax rate of 21% primarily due to the absence of a tax benefit recorded against the asbestos-related transaction, earnings in jurisdictions with statutory tax rates higher than the United States, expenses that are statutorily non-deductible for income tax purposes and U.S. state taxes, partially offset by the aforementioned release of valuation allowance, excess share-based compensation benefits, tax credit utilization, and the statutory U.S. deduction related to our non-U.S. subsidiaries’ income.

Comprehensive Income

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Net income before allocation to noncontrolling interests	$303.9	$363.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(175.2)	(52.1)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	9.1	15.3
Other comprehensive loss, net of tax	(166.1)	(36.8)
Comprehensive income before allocation to noncontrolling interests	137.8	326.5
Less: Noncontrolling interests in comprehensive income	(0.3)	0.6
Comprehensive income attributable to common shareholders	$138.1	$325.9
For the nine months ended September 30, 2022, comprehensive income before allocations to noncontrolling interests was $137.8 million compared to $326.5 million in the same period of 2021. The $188.7 million decrease was primarily driven by a $123.1 million unfavorable impact of foreign currency translation adjustments primarily related to the British pound and euro, and lower net income before allocation to noncontrolling interests of $59.4 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Month Periods Ended September 30,
Aerospace & Electronics

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Commercial Original Equipment	$182.9	$170.5	$12.4	7.3%
Military Original Equipment	171.5	184.0	(12.5)	(6.8)%
Commercial Aftermarket Products	92.5	75.1	17.4	23.2%
Military Aftermarket Products	38.9	50.6	(11.7)	(23.1)%
Total net sales	$485.8	$480.2	$5.6	1.2%
Cost of sales	$305.4	$298.2	$7.2	2.4%
as a percentage of sales	62.9%	62.1%
Selling, general and administrative	$96.0	$92.7	$3.3	3.6%
as a percentage of sales	19.8%	19.3%
Operating profit	$84.4	$89.3	$(4.9)	(5.5)%
Operating margin	17.4%	18.6%

Sales increased $5.6 million, or 1.2%, to $485.8 million in 2022, with higher pricing more than offsetting lower volumes.
•Sales of Commercial Original Equipment increased $12.4 million, or 7.3%, to $182.9 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment decreased $12.5 million, or 6.8%, to $171.5 million in 2022, primarily reflecting lower shipments due to order timing and material availability.
•Sales of Commercial Aftermarket Products increased $17.4 million, or 23.2%, to $92.5 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.
•Sales of Military Aftermarket Products decreased $11.7 million, or 23.1%, to $38.9 million in 2022, primarily reflecting timing of government orders for certain programs.
Cost of sales increased by $7.2 million, or 2.4%, to $305.4 million in 2022, primarily reflecting $22.0 million, or 7.4%, of increased material, labor and other manufacturing costs, partially offset by $10.3 million, or 3.5%, of productivity gains, and lower volumes of $5.3 million, or 1.8%.
Selling, general and administrative expense increased by $3.3 million, or 3.6%, to $96.0 million in 2022, primarily reflecting higher selling costs of $3.4 million, or 3.7%.
Operating profit decreased by $4.9 million, or 5.5%, to $84.4 million in 2022, primarily reflecting higher costs of $7.7 million, or 8.6%, lower volumes of $7.1 million, or 8.0%, partially offset by higher pricing, net of inflation and increased productivity of $11.6 million, or 13.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Process Flow Technologies

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Process Valves and Related Products	$555.8	$535.4	$20.4	3.8%
Commercial Valves	205.8	283.3	(77.5)	(27.4)%
Pumps and Systems	95.8	79.2	16.6	21.0%
Total net sales	$857.4	$897.9	$(40.5)	(4.5)%
Cost of sales	$541.1	$593.2	$(52.1)	(8.8)%
as a percentage of sales	63.1%	66.1%
Selling, general and administrative[1]	$185.4	$163.8	$21.6	13.2%
as a percentage of sales	21.6%	18.2%
Operating profit	$130.9	$140.9	$(10.0)	(7.1)%
Operating margin	15.3%	15.7%
[1]2021 includes net restructuring gains of $12.7 million.
Sales decreased by $40.5 million, or 4.5%, to $857.4 million in 2022, driven by the impact of the sale of Crane Supply of $81.3 million, or 9.1%, and unfavorable foreign currency translation of $32.6 million, or 3.6%, partially offset by higher core sales of $73.0 million, or 8.1%. Core sales growth was driven primarily by pricing, with modestly higher volumes.
•Sales of Process Valves and Related Products increased by $20.4 million, or 3.8%, to $555.8 million in 2022. The increase reflected higher core sales of $41.7 million, or 7.8%, driven by higher pricing, offset by unfavorable foreign currency translation of $21.7 million, or 4.1%,as the euro weakened against the U.S. dollar. Demand remained generally strong in the Chemical, Pharmaceutical and General Industrial end markets.
•Sales of Commercial Valves decreased by $77.5 million, or 27.4%, to $205.8 million in 2022, primarily driven by the impact of the divestiture of Crane Supply of $81.3 million, or 28.7%, and unfavorable foreign currency translation of $10.7 million, or 3.8%, as the British pound weakened against the U.S. dollar, partially offset by an increase in core sales of $14.5 million, or 5.1%.
•Sales of Pumps & Systems increased by $16.6 million, or 21.0%, to $95.8 million in 2022, primarily driven by higher sales to municipal customers.
Cost of sales decreased by $52.1 million, or 8.8%, to $541.1 million, primarily related to the impact of the sale of Crane Supply of $59.4 million, or 10.0%, favorable foreign currency of $20.5 million, or 3.5%, and productivity gains of $12.8 million, or 2.2%, partially offset by a $32.4 million, or 5.5%, increase in material, labor and other manufacturing costs and unfavorable mix of $8.0 million, or 1.4%.
Selling, general and administrative expense increased by $21.6 million, or 13.2%, to $185.4 million primarily reflecting higher administrative and selling costs of $25.3 million, or 15.4%, including transaction related expenses of $4.2 million, and the absence of a prior year net restructuring gain of $12.7 million, or 7.7%, partially offset by favorable currency translation of $7.5 million, or 4.6%, and the sale of Crane Supply of $6.8 million, or 4.2%.
Operating profit decreased by $10.0 million, or 7.1%, to $130.9 million in 2022, primarily reflecting the impact of the sale of Crane Supply of $15.1 million, or 10.7%, and the absence of the prior year restructuring gain of $12.7 million, or 9.0%, partially offset by productivity gains of $15.1 million, or 10.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Payment & Merchandising Technologies

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$643.2	$588.3	$54.9	9.3%
Banknotes and Security Products	358.5	443.1	(84.6)	(19.1)%
Total net sales	$1,001.7	$1,031.4	$(29.7)	(2.9)%
Cost of sales	$536.8	$563.7	$(26.9)	(4.8)%
as a percentage of sales	53.6%	54.7%
Selling, general and administrative	$213.3	$220.3	$(7.0)	(3.2)%
as a percentage of sales	21.3%	21.4%
Operating profit	$251.6	$247.4	$4.2	1.7%
Operating margin	25.1%	24.0%
Sales decreased $29.7 million, or 2.9%, to $1,001.7 million in 2022, driven by unfavorable foreign currency translation of $46.3 million, or 4.5%, offset by higher core sales of $16.6 million, or 1.6%. The higher core sales were driven by higher pricing, partially offset by lower volumes.
•Sales of Payment Acceptance and Dispensing Products increased $54.9 million, or 9.3%, to $643.2 million in 2022. The increase reflected higher core sales of $77.7 million, or 13.2%, offset by unfavorable foreign currency translation of $22.8 million, or 3.9%, primarily reflecting the weakening of the British pound and Japanese Yen against the U.S. dollar. The core sales growth primarily reflected higher sales to Gaming customers and and strong pricing across all end markets.
•Sales of Banknotes and Security Products decreased $84.6 million, or 19.1%, to $358.5 million in 2022. The decrease reflected lower core sales of $61.1 million, or 13.8%, and unfavorable foreign currency translation of $23.5 million, or 5.3%, as the euro weakened against the U.S. dollar. The core sales decline primarily reflected lower volumes following a record year in 2021.
Cost of sales decreased by $26.9 million, or 4.8%, to $536.8 million, primarily related to lower volumes of $40.8 million, or 7.2%, favorable foreign currency translation of $29.5 million, or 5.2%, and productivity gains of $19.3 million, or 3.4%, partially offset by an increase in material, labor and other manufacturing costs of $50.6 million, or 9.0%, and unfavorable mix of $12.1 million, or 2.1%.
Selling, general and administrative expense decreased by $7.0 million, or 3.2%, to $213.3 million, primarily reflecting favorable foreign currency translation of $7.6 million, or 3.4%.
Operating profit increased by $4.2 million, or 1.7%, to $251.6 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity, of $66.7 million, or 27.0%, partially offset by lower volumes of $39.6 million, or 16.0%, unfavorable mix of $12.1 million, or 4.9%, and unfavorable foreign currency translation of $9.2 million, or 3.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Engineered Materials

	Year-to-Date		Change
(dollars in millions)	2022	2021	$	%
Net sales by product line:
FRP - Recreational Vehicles	$92.8	$78.1	$14.7	18.8%
FRP - Building Products	88.2	72.0	16.2	22.5%
FRP - Transportation	24.9	23.2	1.7	7.3%
Total net sales	$205.9	$173.3	$32.6	18.8%
Cost of sales	$164.5	$137.0	$27.5	20.1%
as a percentage of sales	79.9%	79.1%
Selling, general and administrative	$14.5	$15.6	$(1.1)	(7.1)%
as a percentage of sales	7.0%	9.0%
Operating profit	$26.9	$20.7	$6.2	30.0%
Operating margin	13.1%	11.9%

Sales increased by $32.6 million, or 18.8%, to $205.9 million in 2022 with higher pricing more than offsetting a decline in volume. The increase reflected higher sales to building products customers and recreational vehicle manufacturers.
Cost of sales increased by $27.5 million, or 20.1%, to $164.5 million, primarily related to higher increase in material, labor and other manufacturing costs of $33.1 million, or 24.2%, including transaction related expenses of $3.6 million, offset by lower volumes of $6.7 million, or 4.9%.
Selling, general and administrative expense decreased by $1.1 million, or 7.1%, to $14.5 million primarily reflecting lower administrative costs.
Operating profit increased by $6.2 million, or 30.0%, to $26.9 million in 2022, primarily reflecting higher pricing net of inflation, and productivity gains, of $14.2 million, or 68.6%, offset by lower volumes of $5.8 million, or 28.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended
	September 30,
(in millions)	2022	2021
Net cash (used for) provided by:
Operating activities	$(378.0)	$327.0
Investing activities	281.4	26.6
Financing activities	119.3	(440.8)
Effect of exchange rates on cash and cash equivalents	(62.7)	(13.0)
Decrease in cash and cash equivalents	$(40.0)	$(100.2)

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
Our current cash balance, together with cash we expect to generate from future operations along with our commercial paper program or borrowings available under our revolving credit facility is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund payments associated with our environmental liabilities and expected pension contributions. In addition, we believe our investment grade credit ratings afford us adequate access to public and private debt markets.
In August 2022, we entered into a $400 million senior unsecured 364-day Credit Agreement. The proceeds were used to partially fund the $550 million contribution related to the Redco Sale. Please see Note 10 and Note 11 to our Condensed Consolidated Financial Statements for additional details.

In July 2021, we entered a $650 million, 5-year Revolving Credit Agreement, which replaced the existing $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). Please see Note 11 to our Condensed Consolidated Financial Statements for additional details.
In April 2020, to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic, we entered a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”). On April 15, 2021, we repaid the amount outstanding under the 364-Day Credit Agreement.
Operating Activities
Cash used for operating activities was $378.0 million in the first nine months of 2022, as compared to cash provided by activities of $327.0 million during the same period last year.  The increase in cash used for operating activities was primarily driven by the $550.0 million payment related to the divestiture of the asbestos-related assets and liabilities, together with increased working capital investments supporting higher levels of demand across most businesses. Net asbestos-related payments for the first nine months of 2022 and 2021 were $29.3 million and $29.6 million, respectively. As a result of the Redco sale, the Company no longer has any obligation with respect to pending and future asbestos-related claims.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for acquisitions and capital expenditures, and cash provided by divestitures of businesses or assets. Cash provided by investing activities was $281.4 million in the first nine months of 2022, as compared to $26.6 million in the comparable period of 2021. The increase in cash provided by investing activities was primarily related to proceeds from the sale of Crane Supply of $318.1 million. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. We expect capital expenditures of approximately $60 million in 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $119.3 million during the first nine months of 2022, compared to cash used for financing activities of $440.8 million in the comparable period of 2021. The increase in cash provided by financing activities was primarily driven by the $399.4 million in net borrowings from the 364-Day Credit Agreement, compared to a $348.1 million repayment of the outstanding amount under the 364-Day Credit Agreement in the first nine months of 2021. This was partially offset by the $203.7 million of share repurchases in the first nine months of 2022.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2022, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

On October 25, 2021, the Company announced that its Board of Directors authorized the Company to purchase up to $300 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market from time-to-time at prevailing prices in accordance with federal securities laws. All remaining availability under the Program as of March 31, 2022 was repurchased in April 2022 prior to the Program expiring on April 22, 2022. We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2022. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

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

Exhibit 2.2
Stock Purchase Agreement, dated as of August 12, 2022, by and among Crane Holdings, Co., Crane Company, Redco Corporation and Spruce Lake Liability Management Holdco LLC (incorporated by reference to Exhibit 2.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on August 15, 2022).

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

Exhibit 10.3
364-Day Credit Agreement, dated as of August 11, 2022, by and among Crane Holdings, Co., as borrower, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on August 15, 2022).

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

CRANE HOLDINGS, CO.
REGISTRANT

Date
November 1, 2022	By	/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer

Date	By	/s/ Richard A. Maue
November 1, 2022		Richard A. Maue
Senior Vice President and Chief Financial Officer