Form 10-K
period 2022-12-31
Crane Holdings, Co.
filed 2023-03-01
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $87.56 on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by nonaffiliates of the registrant was $4,110,716,971.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 56,432,314 at January 31, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains information about Crane Holdings, Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as: “believes,” “contemplates,” “expects,” “may,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.
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
•Our ability to successfully complete our pending separation as planned;
•Our ability and willingness of the parties to meet and/or perform their obligations under any contractual arrangements that are entered into among the parties in connection with our previously announced proposed business separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities;
•Our ability to achieve some or all the benefits that we expect to achieve from our proposed business separation;
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

Part I
Reference herein to “Crane,” “we,” “us” and “our” refer to Crane Holdings, Co. and our subsidiaries unless the context specifically states or implies otherwise. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Executive Officers of the Registrant

Name	Position	Business Experience	Age	Executive Officer Since
Max H. Mitchell	President and Chief Executive Officer	President, Chief Executive Officer and Director since 2014. President and Chief Operating Officer from 2013 through 2014. Executive Vice President and Chief Operating Officer from 2011 to 2013.	59	2004
Alejandro Alcala	Executive Vice President	Executive Vice President, Aerospace and Electronics since February 2023, Senior Vice President through 2023, Process Flow Technologies and operations in China, India and the Middle East & Africa since March 2020. President, Crane ChemPharma & Energy from 2014 to March 2020. President, Crane Pumps & Systems from 2013 to 2014.	48	2020
Christina Cristiano	Vice President, Controller and Principal Accounting Officer	Vice President, Controller and Principal Accounting Officer since May 2019. Vice President, Controller of Global Accounting and Statutory Reporting of Thomson Reuters from 2011 to May 2019.	50	2019
Anthony M. D'Iorio	Executive Vice President, General Counsel and Secretary	Executive Vice President since 2023. Senior Vice President from February 2021 through January 2023. Vice President, General Counsel and Secretary since February 2018. Deputy General Counsel from 2013 through February 2018. Assistant General Counsel from 2005 through 2013.	59	2018
Kurt F. Gallo	Senior Vice President	Senior Vice President, Payment & Merchandising Technologies and Engineered Materials since April 2019. President, Crane Payment Solutions since 2012 and its successor, Crane Payment Innovation since 2014.	58	2019
Scott A. Grisham	Senior Vice President, Business Development and Strategy	Senior Vice President, Business Development and Strategy since April 2021. Vice President, Business Development & Strategy of Colfax Corporation from 2014 to April 2021.	47	2021
Richard A. Maue	Executive Vice President and Chief Financial Officer	Executive Vice President since February 2023. Senior Vice President from January 2019 through January 2023. Chief Financial Officer since 2013. Principal Accounting Officer from 2007 through May 2019. Vice President - Finance from 2013 through January 2019.	52	2007
Tamara S. Polmanteer	Executive Vice President, Chief Human Resources Officer	Executive Vice President since February 2023. Senior Vice President, from 2021 through January, 2023. Chief Human Resources Officer since March 2021. Chief Human Resources Officer of Aleris from 2016 through 2020. Senior Vice President, Chief Human Resource Officer of Daymon Worldwide from 2011 through 2016.	57	2021
Aaron W. Saak	Crane NXT President and Chief Executive Officer	Crane NXT President and Chief Executive Officer since November 2022. President and Chief Executive Officer of Mobility Solutions from June 2022 and President of Gilbarco Veeder-Root, from February 2018 to November 2022.	49	2022
Edward S. Switter	Vice President, Treasurer and Tax	Vice President, Treasurer and Tax since September 2016. Vice President, Tax from 2011 through September 2016.	48	2011

Item 1. Business
General
We are a diversified manufacturer of highly engineered industrial products. Our operations are currently comprised of four segments: Aerospace & Electronics (“A&E”), Process Flow Technologies (“PFT”), Payment & Merchandising Technologies (“P&MT”), and Engineered Materials (“EM”). Our primary end markets include aerospace, defense and space, process industries, non-residential and municipal construction, payment automation solutions, banknote design and production, along with a wide range of general industrial and certain consumer related end markets.

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

Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-

term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the consolidated statements of operations for the year ended December 31, 2022.

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
Pending Separation
On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”), Crane Company and Crane NXT, Co. Upon completion of the pending Separation, Crane Holdings, Co. will be renamed “Crane NXT, Co.” and will continue to operate our Payment & Merchandising Technologies segment. The new company distributed to our stockholders in the Separation, Crane Company, will hold our Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as our Engineered Materials segment. The Separation is expected to occur through a tax-free distribution of all of the outstanding shares of Crane Company common stock to holders of our common stock and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors. On February 7, 2023, the SEC declared effective the registration statement of Crane Company on Form 10. Each of our stockholders will receive one share of Crane Company common stock for every one share of our common stock held on March 23, 2023, the record date for the distribution.
For additional information regarding the Separation, including risk factors, see the Information Statement of Crane Company, filed as Exhibit 99.1 to Amendment No. 1 to the registration statement on Form 10 filed by Crane Company with the SEC on January 23, 2023.
Termination of Agreement to Sell Engineered Materials
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.
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
Aerospace & Electronics
The Aerospace & Electronics segment supplies critical components and systems, including original equipment and aftermarket parts, primarily for the commercial aerospace, and the military aerospace, defense and space markets. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to original equipment manufacturers ("OEMs") and aftermarket customers were 72% and 28%, respectively, in 2022.

We provide mission critical systems that require high reliability and high accuracy, such as pressure sensors for aircraft engine control, aircraft braking systems for fighter jets, power conversion solutions for spacecraft and lubrication systems for the harshest and most hazardous environmental conditions. Crane has differentiated proprietary technology and know-how supporting many of the fundamental technologies that are supporting solutions where we are often sole source in the areas where we compete, with a track record for performance, reliability and continued innovation. A&E’s integrated capabilities include the following:
•Power Solutions: Provides enabling technology to accelerate electrification of air, land, space and sea vehicles and systems.
•Sensing Systems: Provides components and systems for condition and position sensing, and pressure and flow measurement, with high-accuracy, reliability and engineering to excel in rugged aerospace environments.

•Fluid & Thermal Management: Designs and manufactures positive displacement pumps, centrifugal pumps and true mass flowmeters for aerospace and defense applications.
•Landing Systems: Provides hydraulic and electric brake control systems with antiskid and autobrake functionality, as well as electronic and hydraulic subsystems for landing gear control.
•Microwave Solutions: Designs and manufactures high-performance RF and IF components and millimeter-wave systems and subsystems for defense, space and commercial end-use customers.

A&E has a solid long term growth profile driven by positions on market leading platforms, recent new program wins and continued investment in technology readiness. The segment is also positioned to benefit from underlying market growth driven by increasing new commercial aircraft deliveries, air passenger travel growth, defense investment, ongoing maintenance, repair and overhaul organizations (“MRO”) requirements and emerging applications in the space market, as well as a strong trend driving greater electrification for aerospace and defense applications. Our unique position to drive sustained growth is driven by differentiated technology investment focused on high-growth market segments, including Low Earth Orbit satellite constellations, next-generation aircraft engines, advanced ground and sea-based radar systems, as well as high-power and bi-directional power conversion for numerous emerging commercial and military applications, including more-electric and hybrid-electric ground vehicles and hybrid-electric and pure electric-propulsion aircraft.

Facilities are located in the United States, Taiwan, and France.
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Pumps and Systems and Commercial Valves.

•Process Valves and Related Products: Manufactures a wide range of on/off isolation valves, including check valves, sleeved plug valves, lined valves, process ball valves, high performance butterfly valves, bellows sealed globe valves, aseptic and industrial diaphragm valves and multi / quarter-turn valves actuation. Other related products include lined pipe, fittings and hoses, air operated diaphragm and peristaltic pumps, instrumentation and sampling systems, valve positioning and control systems, valve diagnostic and calibration systems. Across the portfolio, the primary focus is on chemical, pharmaceutical and general industrial end markets. Manufacturing facilities, along with sales and service centers, are located across North America, Europe, the Middle East, Asia and Australia.
•Pumps and Systems: Manufactures pumps products for water and wastewater applications, primarily in the United States municipal and industrial markets.
•Commercial Valves: Manufactures valves and related products for the non-residential construction, gas utility and municipal markets. The primary geographies served by the manufacturing operations are the United Kingdom, the Middle East and continental Europe.

Our portfolio strategically targets the higher growth and less cyclical chemical, general industrial, water and wastewater and pharmaceutical industries. We expect these industries to be outsized growth segments of the market, driven by investment in sustainability and clean energy, aging infrastructure, tightening wastewater regulations and an aging population with a growing demand for healthcare.

Crane has a strong track record of innovation and being a pioneer in the industry, “writing the book” on the flow of fluids with Technical Paper 410, which is still used as a definitive authority on the topic for engineers, professionals and other practitioners. By focusing on accelerating the rate of innovation through R&D investment, we have driven incremental market capture and significantly improved new product sales vitality to support long term profitable growth.
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency.
CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including payment verification and authentication. CPI also provides automation solutions, field service solutions, and remote diagnostics and productivity enhancing software solutions. Key R&D and manufacturing facilities are located in the United States, the United Kingdom, Mexico, Japan, Switzerland, and Germany, with additional sales offices across the world. Crane Currency is a pioneer in advanced, proprietary micro-optics technology for securing physical products. It provides a broad portfolio of engaging visual effects in features that aid in verification, thereby increasing the level of security and public trust in the authenticity of products including banknotes, consumer goods, and industrial products. Additionally, Crane Currency has provided banknote substrate to the U.S. Government since 1879, and today, customers for its advanced technology include more than 50 central banks around the world, and a growing number of consumer and industrial companies. Facilities are located in the United States, Sweden and Malta.
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
Our products are sold into primary end markets which include aerospace, defense and space, process industries, non-residential and municipal construction, payment automation solutions, banknote design and production, along with a wide range of general industrial and certain consumer related end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors. Our engineering and product development activities are focused on improving existing products, customizing existing products for particular customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, cast iron, electronic components, aluminum, plastics, cotton, flax and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times, including in 2022, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”
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
However, we occasionally engage in environmental remediation activities as required by federal and state laws. In addition, we may be exposed to other environmental costs including participation in the characterization and remediation of federal Superfund sites, or analogous state sites. When it is reasonably probable we will pay remediation costs at a site, and those costs can be reasonably estimated, we accrue a liability for such future costs with a related charge against our earnings. For further discussion of environmental related risks, please refer to Item 1A. “Risk Factors.” For further discussion of our environmental matters, please refer to Part II, Item 8 under Note 12, “Commitments and Contingencies,” in the Notes to Consolidated Financial Statements.
Human Capital Resources
To remain a leading manufacturer of highly engineered industrial products, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise.
The Company has a diverse global workforce located in 34 countries, spanning six continents. At December 31, 2022, we employed approximately 11,000 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 5,900 people across 100 locations. At December 31, 2022, approximately 4% of our U.S. employees were represented by a union under a collective bargaining agreement. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our associates. We are committed to developing our associates personally and professionally by leveraging a structured and disciplined Intellectual Capital (“IC”) process. Our regular IC cadence includes constructive reviews and various talent and leadership development initiatives conducted by the executive management team and provided throughout an associate’s career. We are also committed to an inclusive and high-performance culture at all levels of the organization, based on trust and respect.
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
Beginning in 2020, in response to the COVID-19 pandemic, we implemented flexible remote work options and health and safety protocols and procedures across all of our global offices, manufacturing and distribution facilities to ensure the safety and well-being of our associates. These protocols included proper hygiene, social distancing, mask use and temperature screenings and other health and safety standards as required by federal, state and local government agencies, taking into consideration guidelines of the Centers for Disease Control and Prevention in the U.S., and other similar public health authorities in our international locations. Today, we continue to deploy various work options and protocols in response to the significantly reduced health risks compared to the initial and early period of the pandemic.
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
We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Crane Holdings, Co. Code of Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.craneco.com. The content of our website is not part of this report.

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
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, and other challenges that could affect the global economy including impacts associated with any economic sanctions imposed against Russia, including any territory within the Ukraine that Russia has occupied, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. See “Specific Risks Related to Our Business Segments.”
Our ability to source components and raw materials from our suppliers could be disrupted or delayed in our supply chain which could adversely affect our results of operations.
Our operations require significant amounts of necessary components and raw materials. We deploy a continuous, company-wide process to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. Due to a variety of global factors, our business has been experiencing, and may continue to experience, supply chain disruptions from an insufficient availability of certain components and raw materials and substantial freight delays in obtaining them. If we are unable to timely source these components or raw materials, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. We believe that our supply management and production practices are based on an appropriate balancing of the foreseeable risks and the costs of alternative practices. Nonetheless, reduced availability or interruption in supplies, whether resulting from more stringent regulatory requirements; supplier financial condition; increases in duties and tariff costs; disruptions in transportation; an outbreak of a severe public health pandemic, such as the COVID-19 pandemic; severe weather; the occurrence or threat of wars, including Russia’s invasion of Ukraine or other conflicts, could have an adverse effect on our financial condition, results of operations and cash flows.
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
The COVID-19 pandemic had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in disruptions in global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its continuing economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance.
Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A cyber-attack on our information systems technology or those of our partners, vendors, suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses; all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.
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
Our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, including enhanced or expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. We have recently observed an overall tightening and increasingly competitive labor market which has, and could continue to result in higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of the services of any of such personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. were 41% of our consolidated amounts in 2022. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•the risks of fluctuations in foreign currency exchange rates, primarily the euro, the British pound and the Japanese yen, could adversely affect our reported results, primarily in our Process Flow Technologies and Payment & Merchandising Technologies segments, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
•changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•The COVID-19 pandemic had and may continue to have an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in industries that we serve. The COVID-19 pandemic continues to present business challenges, and we continue to experience impacts related to COVID-19, primarily in disruptions in global supply chains, delays in supplier deliveries, higher raw material prices, delays in deliveries to customers, travel restrictions, site access and quarantine restrictions, and employee absences. Because the severity, magnitude and duration of the COVID-19 pandemic and its continuing economic consequences remain uncertain and rapidly changing, it is difficult to predict the extent of the pandemic’s impact on our operations and financial performance.
Net periodic pension (benefit) cost and pension contributions associated with our retirement benefit plans may fluctuate significantly depending upon changes in actuarial assumptions and future market performance of plan assets.
Total net periodic pension benefit and pension contributions were $2.3 million and $19.7 million, respectively in 2022. The costs of our defined benefit pension plans are dependent upon various factors, including rates of return on investment assets, discount rates for future payment obligations, and expected mortality, among other things. In addition, funding requirements for benefit obligations of our pension plans are subject to legislative and other government regulatory actions. Variances in related estimates could have an adverse effect on our financial condition, results of operations and cash flows.
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
There can be no assurance that suitable acquisition opportunities will be available in the future, that we will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable, which could adversely impact our growth rate. Our ability to achieve our growth goals depends in part upon our ability to identify and successfully acquire, finance and integrate companies and businesses at appropriate prices and realize anticipated cost savings.
Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.
As of December 31, 2022, we had goodwill and other intangible assets, net of accumulated amortization, of $1,944.1 million, which represented approximately 44% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.

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
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges of $32.1 million for the 2020 repositioning program related to actions to reduce our global workforce in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. At the end of 2022, we took modest cost reduction actions in response to continued global economic uncertainty. While these are proactive actions to increase our productivity and operating effectiveness, our inability to adequately respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
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
Fluctuations in interest rates could affect our financial results.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2022, we had approximately $400.0 million of indebtedness that bears interest at variable rates. This amount represented approximately 32% of our total indebtedness. As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our 2022 interest expense by approximately $4.0 million.
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
Commercial aircraft are procured primarily by airlines, and airline capital spending can be affected by a number of factors including credit availability and related cost, current and expected fuel prices, and current and forecast air traffic demand levels. Air traffic levels are affected by a different array of factors including general economic conditions and global corporate travel spending, although other non-economic events can also adversely impact airline traffic, including terrorism or pandemic health concerns, such as the COVID-19 pandemic. Our commercial business is also affected by the market for business jets where demand is typically tied to corporate profitability levels, and the freight markets which are most heavily influenced by general economic conditions. Demand for our commercial aftermarket business is closely tied to total aircraft flight hours. Any decrease in demand for new aircraft or equipment, or use of existing aircraft and equipment, would likely result in decreased sales of our products and services. In addition, our commercial business could also be impacted to the extent that our major aircraft manufacturing customers encounter problems which impact their production rates and, correspondingly, reduce purchases of our products (for example, the grounding of the 737 MAX and associated suspension of 737 MAX production announced by Boeing in December 2019 reduced our sales and operating profit in 2020), or if pricing pressure from aircraft customers caused the manufacturers to press their suppliers to lower prices and/or extend payment terms.
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
We rely on certain subcontractors and suppliers to provide and produce raw materials, integrated components and sub-assemblies. The Aerospace and Defense industry is experiencing continued disruptions due to the lingering impacts of COVID-19, global supply chain constraints, and labor instability. If one or more of our suppliers or subcontractors continue to experience delivery delays or other performance problems, we may be unable to meet commitments to our customers and our financial position, results of operations and cash flows may continue to be adversely impacted. In some instances, we depend upon a single source of supply. Any service disruption from one of these suppliers, either due to circumstances beyond the supplier's control, such as geopolitical developments, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties

The following is a summary of our principal facilities as of December 31, 2022:

	Facilities - Owned
Location	Aerospace & Electronics		Process Flow Technologies		Payment & Merchandising Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	6	731,575	6	698,573	8	1,516,331	4	644,333	—	—	24	3,590,812
Europe	—	—	6	753,616	3	732,713	—	—	—	—	9	1,486,329
Other international	—	—	4	509,925	2	294,666	—	—	—	—	6	804,591
	6	731,575	16	1,962,114	13	2,543,710	4	644,333	—	—	39	5,881,732
Non-Manufacturing
United States	—	—	2	98,510	6	154,500	—	—	—	—	8	253,010
Canada	—	—	—	—	—	—	—	—	—	—	—	—
Europe	—	—	2	73,780	1	11,000	—	—	—	—	3	84,780
Other international	—	—	—	—	—	—	—	—	—	—	—	—
	—	—	4	172,290	7	165,500	—	—	—	—	11	337,790

	Facilities - Leased
Location	Aerospace & Electronics		Process Flow Technologies		Payment & Merchandising Technologies		Engineered Materials		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	2	97,220	1	141,049	—	—	—	—	3	238,269
Canada	—	—	1	20,572	—	—	—	—	—	—	1	20,572
Europe	1	19,418	4	822,573	1	15,718	—	—	—	—	6	857,709
Other international	1	63,653	2	111,594	—	—	—	—	—	—	3	175,247
	2	83,071	9	1,051,959	2	156,767	—	—	—	—	13	1,291,797
Non-Manufacturing
United States	2	8,348	6	186,765	51	428,795	3	78,950	3	39,875	65	742,733
Canada	—	—	1	11,200	5	16,327	—	—	—	—	6	27,527
Europe	2	1,596	7	50,864	3	293,069	—	—	—	—	12	345,529
Other international	—	—	18	126,367	5	20,394	—	—	—	—	23	146,761
	4	9,944	32	375,196	64	758,585	3	78,950	3	39,875	106	1,262,550
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
Crane Holdings, Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CR". As of December 31, 2022, there were 1,623 holders of record of Crane Holdings, Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from December 31, 2017 through December 31, 2022 with the total stockholder returns for the S&P 500 Index and the S&P MidCap Capital Goods Index.  The graph assumes that the value of the investment in the common stock and each index was $100 on December 31, 2017 and that all dividends were reinvested.

Purchases of Equity Securities
On October 25, 2021, the Company announced that its Board of Directors authorized the Company to purchase up to $300 million of its common stock through a share repurchase program (the “Program”) that calls for shares to be purchased in the open market from time-to-time at prevailing prices in accordance with federal securities laws. All remaining availability under the Program as of March 31, 2022 was repurchased in April 2022 prior to the Program expiring on April 22, 2022. We did not make any open-market share repurchases of our common stock during the remainder of 2022. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. Supplementary Financial Information

(in millions, except per share data) For year ended December 31,	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2022
Net sales	$871.4	$864.3	$815.1	$824.1	$3,374.9
Cost of sales	526.1	535.7	485.6	487.7	2,035.1
Gross profit	345.3	328.6	329.5	336.4	1,339.8
Operating profit (loss)	147.0	124.4	(31.2)	129.3	369.5
Net income (loss) attributable to common shareholders	105.0	258.2	(59.3)	97.2	401.1

Basic earnings (loss) per share	$1.84	$4.60	$(1.06)	$1.73	$7.11
Diluted earnings (loss) per share	$1.81	$4.54	$(1.06)	$1.71	$7.01

2021
Net sales	$833.5	$855.5	$893.8	$825.2	$3,408.0
Cost of sales	513.6	523.5	556.4	526.8	2,120.3
Gross profit	319.9	332.0	337.4	298.4	1,287.7
Operating profit	146.6	144.5	144.8	93.3	529.2
Net income attributable to common shareholders	108.4	138.3	116.6	72.1	435.4

Basic earnings per share	$1.86	$2.36	$1.99	$1.25	$7.46
Diluted earnings per share	$1.84	$2.33	$1.96	$1.22	$7.36

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
We are a diversified manufacturer of highly engineered industrial products. Our operations are currently comprised of four segments: Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies, and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, banknote design and production, payment automation solutions, along with a wide range of general industrial and certain consumer related end markets.
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
Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the consolidated statements of operations for the year ended December 31, 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Pending Separation
On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”), Crane Company and Crane NXT, Co. Upon completion of the pending Separation, Crane Holdings, Co. will be renamed “Crane NXT, Co.” and will continue to operate our Payment & Merchandising Technologies segment. The new company distributed to our stockholders in the Separation, Crane Company, will hold our Aerospace & Electronics and Process Flow Technologies global growth platforms, as well as our Engineered Materials segment. The Separation is expected to occur through a tax-free distribution of all of the outstanding shares of Crane Company common stock to holders of our common stock and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors. On February 7, 2023, the SEC declared effective the registration statement of Crane Company on Form 10. Each of our stockholders will receive one share of Crane Company common stock for every one share of our common stock held on March 23, 2023, the record date for the distribution.
For additional information regarding the Separation, including risk factors, see the Information Statement of Crane Company, filed as Exhibit 99.1 to Amendment No. 1 to the registration statement on Form 10 filed by Crane Company with the SEC on January 23, 2023.
Termination of Agreement to Sell Engineered Materials
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2022, 2021 and 2020

	For the year ended December 31,			2022 vs 2021 Favorable / (Unfavorable) Change		2021 vs 2020 Favorable / (Unfavorable) Change
(in millions, except %)	2022	2021	2020	$	%	$	%
Net sales:
Aerospace & Electronics	$667.3	$638.3	$650.7	$29.0	4.5%	$(12.4)	(1.9)%
Process Flow Technologies	1,109.4	1,196.6	1,005.8	(87.2)	(7.3)%	190.8	19.0%
Payment & Merchandising Technologies	1,339.9	1,345.1	1,104.8	(5.2)	(0.4)%	240.3	21.8%
Engineered Materials	258.3	228.0	175.6	30.3	13.3%	52.4	29.8%
Total net sales	$3,374.9	$3,408.0	$2,936.9	$(33.1)	(1.0)%	$471.1	16.0%
Sales growth:
Core business				$219.6	6.4%	$395.5	13.5%
Foreign exchange				(113.6)	(3.3)%	70.6	2.4%
Acquisitions/dispositions				(139.1)	(4.1)%	5.0	0.2%
Total sales growth				$(33.1)	(1.0)%	$471.1	16.0%
Cost of sales	$2,035.1	$2,120.3	$1,930.7	$85.2	4.0%	$(189.6)	(9.8)%
Selling, general and administrative	$797.5	$775.4	$698.1	$(22.1)	(2.9)%	$(77.3)	(11.1)%
Restructuring charges (gains), net	$10.4	$(16.9)	$32.3	$(27.3)	(161.5)%	$49.2	NM
Acquisition-related and integration charges	—	—	$12.9	—	—	$12.9	NM
Loss on divestiture of asbestos-related assets and liabilities	$162.4	—	—	$(162.4)	NM	—	—
Operating profit (loss):
Aerospace & Electronics	$120.3	$110.0	$100.7	$10.3	9.4%	$9.3	9.2%
Process Flow Technologies	168.2	182.5	97.7	(14.3)	(7.8)%	84.8	86.8%
Payment & Merchandising Technologies	333.1	307.5	100.6	25.6	8.3%	206.9	205.7%
Engineered Materials	32.6	26.9	22.7	5.7	21.2%	4.2	18.5%
Corporate expense	(284.7)	(97.7)	(58.8)	(187.0)	(191.4)%	(38.9)	(66.2)%
Total operating profit	$369.5	$529.2	$262.9	$(159.7)	(30.2)%	$266.3	101.3%
Operating margin:
Aerospace & Electronics	18.0%	17.2%	15.5%
Process Flow Technologies	15.2%	15.2%	9.7%
Payment & Merchandising Technologies	24.9%	22.9%	9.1%
Engineered Materials	12.6%	11.8%	12.9%
Total operating margin	10.9%	15.5%	9.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2022, 2021 and 2020 is affected by the following significant items:
Divestiture of asbestos-related assets and liabilities
In 2022, we recognized a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million. Please refer to item 8 under Note 12, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements for further discussion.
Sale of Crane Supply
In 2022, we recognized a gain on sale of $232.5 million related to the sale of Crane Supply, which is presented within Gain on sale of business on the Consolidated Statements of Operations.
Termination of Agreement to Sell Engineered Materials
On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the Company in termination fees, which is presented within Miscellaneous income, net on the Consolidated Statements of Operations.
Restructuring and Related (Gains) Charges, net
In 2022, we recorded net pre-tax restructuring and related charges of $14.9 million primarily related to modest cost reduction efforts across our businesses in response to continued macroeconomic uncertainty. In 2021, we recorded total pre-tax restructuring and related gains of $9.6 million primarily related to a gain on the sale of real estate. In 2020, we recorded total pre-tax restructuring and related charges of $37.4 million primarily in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition.
Transaction Related Expenses
In 2022, we recorded pre-tax transaction related expenses of $49.8 million most of which related to the planned separation, coupled with expenses associated with defending the asbestos liability and to a lesser extent, divestiture costs related to the intended sale of Engineered Materials and the completed sale of Crane Supply.
During 2021, we recorded pre-tax transaction related expenses of $8.2 million related to the previously proposed divestiture of Engineered Materials and other professional fees.
Acquisition-Related and Integration Charges
During 2020, we recorded pre-tax acquisition-related and integration charges of $12.9 million. Please refer to Item 8 under Note 2, "Acquisitions" in the Notes to Consolidated Financial Statements for further discussion.
OVERALL
2022 compared with 2021
Sales decreased by $33.1 million, or 1.0%, to $3,374.9 million in 2022. The year-over-year lower sales included:
•an increase in core sales of $219.6 million, or 6.4%;
•unfavorable foreign currency translation of $113.6 million, or 3.3%; and
•a decrease in sales related to the sale of Crane Supply of $139.1 million, or 4.1%.
Cost of sales decreased by $85.2 million, or 4.0%, to $2,035.1 million in 2022. The decrease is primarily related to the sale of Crane Supply of $102.4 million, or 4.8%, favorable foreign currency translation of $72.6 million, or 3.4%, the impact of lower volumes of $46.8 million, or 2.2%, and strong productivity of $59.5 million, or 2.8%, partially offset by an increase in material, labor and other manufacturing costs of $169.0 million, or 8.0%, and unfavorable mix of $34.6 million, or 1.6%.
Selling general and administrative expenses increased by $22.1 million, or 2.9%, to $797.5 million in 2022. The increase was driven primarily by increased costs of $72.8 million, or 9.4%, including transaction related expenses of $41.6 million, or 5.4%, supporting the Crane Supply and asbestos divestiture as well as the planned Separation, partially offset by favorable foreign currency translation of $21.9 million, or 2.8%, the impact of the sale of Crane Supply of $16.5 million, or 2.1%, and strong productivity of $7.8 million, or 1%.
Operating profit decreased by $159.7 million, or 30.2%, to $369.5 million in 2022. The decrease in operating profit is primarily related to the loss on divestiture of asbestos-related assets and liabilities of $162.4 million, coupled with the divested

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
operating profit of $20.2 million related to the sale of Crane Supply. Operating segment performance was strong across the Company, with pricing actions and strong productivity more than offsetting higher material, labor and other manufacturing costs. Operating profit in 2022 included net restructuring and related charges of $14.9 million and transaction related expenses of $49.8 million. Operating profit in 2021 included net restructuring and related gains of $9.6 million and transaction related expenses of $8.2 million.
2021 compared with 2020
Sales increased by $471.1 million, or 16.0%, to $3,408.0 million in 2021. The year-over-year higher sales included:
•an increase in core sales of $395.5 million, or 13.5%, largely driven by end markets that continued to recover from the 2020 impact of the COVID-19 pandemic;
•favorable foreign currency translation of $70.6 million, or 2.4%; and
•an increase in sales related to acquisitions of $5.0 million, or 0.2%.
Cost of sales increased by $189.6 million, or 9.8%, to $2,120.3 million in 2021, primarily related to $175.2 million, or 9.1%, to support the higher sales volumes, and an increase in material, labor and other manufacturing costs of $94.2 million, or 4.9%. Cost of Sales also increased $46.8 million, or 2.4%, related to unfavorable foreign currency translation. These increases were offset by higher productivity of $68.9 million, or 3.6%, and favorable mix of $53.5 million, or 2.8%.

Selling, general and administrative expense increased $77.3 million, or 11.1%, to $775.4 million in 2021, primarily related to a proportionate increase to the higher sales in the period, including higher compensation costs of $57.6 million, or 8.3%, which was primarily related to higher incentive compensation, driven by above-budget performance. The remaining increase primarily relates to unfavorable foreign currency translation of $12.9 million, or 1.8%.

Operating profit increased by $266.3 million, or 101.3%, to $529.2 million in 2021. The increase in operating profit reflected higher operating profit in each of our segments, partially offset by higher corporate costs. Operating profit in 2021 included net restructuring and related gains of $9.6 million and transaction related expenses of $8.2 million. Operating profit in 2020 included restructuring and related charges of $37.4 million and acquisition-related and integration charges of $12.9 million.

Comprehensive income

(in millions) For the year ended December 31,	2022	2021	2020
Net income before allocation to noncontrolling interests	$401.1	$435.4	$181.1
Other comprehensive (loss) income, net of tax
Currency translation adjustment	(93.3)	(69.2)	70.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.0	96.0	(53.6)
Other comprehensive (loss) income, net of tax	(63.3)	26.8	16.8
Comprehensive income before allocation to noncontrolling interests	337.8	462.2	197.9
Less: Noncontrolling interests in comprehensive income (loss)	(0.2)	0.6	(0.5)
Comprehensive income attributable to common shareholders	$338.0	$461.6	$198.4
For the year ended December 31, 2022, comprehensive income before allocation to noncontrolling interests was $337.8 million compared to $462.2 million in 2021. The $124.4 million decrease was primarily driven by $34.3 million of lower net income before allocation to noncontrolling interests, a $66.0 million decrease primarily related to changes in pension discount rates and a $24.1 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound and euro.
For the year ended December 31, 2021, comprehensive income before allocation to noncontrolling interests was $462.2 million compared to $197.9 million in 2020. The $264.3 million increase was primarily driven by $254.3 million of higher net income before allocation to noncontrolling interests and a $149.6 million increase primarily related to changes in pension discount rates, coupled with improved asset performance, partially offset by a $139.6 million unfavorable impact of foreign currency translation adjustments, primarily related to the British pound, Canadian dollar and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
AEROSPACE & ELECTRONICS

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket	129.3	104.5	93.0
Military Aftermarket	56.3	64.7	72.6
Total net sales	$667.3	$638.3	$650.7
Cost of sales	$417.7	$399.6	$428.2
Selling, general and administrative (a)	$129.3	$128.7	$121.8
Operating profit	$120.3	$110.0	$100.7
Assets	$663.3	$604.7	$593.9
Backlog	$613.1	$459.8	$491.2
Operating margin	18.0%	17.2%	15.5%

(a)	Selling, general and administrative expense includes net restructuring charges of $1.5 million, $0.0 million and $6.5 million in 2022, 2021 and 2020, respectively.
2022 compared to 2021
Aerospace & Electronics sales increased $29.0 million, or 4.5%, to $667.3 million in 2022. Price was the primary contribution to the growth for the year. The commercial market and military market accounted for 57% and 43%, respectively, of total segment sales in 2022. Sales to OEM and aftermarket customers in 2022 were 72% and 28% of total segment sales, respectively.
•Sales of Commercial Original Equipment increased by $21.1 million, or 9.2%, to $250.5 million in 2022, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment decreased by $8.5 million, or 3.5%, to $231.2 million in 2022, primarily reflecting lower shipments due to order timing and material availability constraints.
•Sales of Commercial Aftermarket increased by $24.8 million, or 23.7%, to $129.3 million in 2022, reflecting strong demand from the airlines due to improving air traffic as the industry continues to recover from the COVID-19 related slowdown, along with higher pricing.
•Sales of Military Aftermarket decreased by $8.4 million, or 13.0%, to $56.3 million in 2022, primarily reflecting timing of government orders for certain programs and material availability constraints.
Cost of sales increased $18.1 million, or 4.5%, to $417.7 million in 2022 compared to 2021, primarily reflecting $29.5 million, or 7.4%, of increased material, labor and other manufacturing costs supporting the higher sales, partially offset by $14.3 million, or 3.6%, of productivity gains.
Selling, general and administrative expense increased by $0.6 million, or 0.5%, to $129.3 million in 2022, as higher selling and engineering costs were offset by lower administrative costs.
Operating profit increased $10.3 million, or 9.4%, to $120.3 million in 2022 compared to 2021, primarily due to productivity gains of $16.0 million, or 14.5%, partially offset by increased material, labor and other costs of $2.4 million, or 2.2%, and unfavorable mix of $2.1 million, or 1.9%.

2021 compared to 2020
A&E sales decreased $12.4 million, or 1.9%, to $638.3 million in 2021 compared to 2020. The commercial market and military market accounted for 52% and 48%, respectively, of total segment sales in 2021. Sales to OEM and aftermarket customers in 2021 were 74% and 26% of total sales, respectively.
•Sales of Commercial Original Equipment increased by $3.0 million, or 1.3%, to $229.4 million in 2021 compared to 2020.
•Sales of Military Original Equipment decreased by $19.0 million, or 7.3%, to $239.7 million in 2021 compared to 2020, primarily reflecting challenging comparisons to particularly strong sales growth during the prior three years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Sales of Commercial Aftermarket increased by $11.5 million, or 12.4%, to $104.5 million in 2021 compared to 2020, primarily reflecting higher demand driven by a rebound in commercial air traffic following the 2020 impact of the COVID-19 pandemic.
•Sales of Military Aftermarket decreased by $7.9 million, or 10.9%, to $64.7 million in 2021 compared to 2020, primarily reflecting particularly strong sales in the prior year.
Cost of sales decreased $28.6 million, or 6.7%, to $399.6 million in 2021 compared to 2020, primarily related to increased productivity of $14.0 million, or 3.3%, and improved mix of $12.2 million, or 2.8%.
Selling, general and administrative expense increased $6.9 million, or 5.7%, to $128.7 million in 2021 compared to 2020, primarily related to higher compensation costs of $10.7 million, or 8.8%, offset by restructuring charges $6.5 million, or 5.3%, in 2020, which did not repeat in 2021.
Operating profit increased by $9.3 million, or 9.2%, to $110.0 million in 2021 compared to 2020, primarily as a result of savings from 2020 repositioning actions of $19.0 million, or 18.9%, and productivity benefits of $16.5 million, or 16.4%, largely offset by the impact of lower sales volumes of $21.3 million, or 21.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	286.3
Pumps and Systems	127.4	105.3	87.9
Total net sales	$1,109.4	$1,196.6	$1,005.8
Cost of sales	$697.8	$791.5	$689.5
Selling, general and administrative (a)	$243.4	$222.6	$218.6
Operating profit	$168.2	$182.5	$97.7
Assets	$1,064.7	$1,240.4	$1,106.1
Backlog	$368.8	$357.9	$313.4
Operating margin	15.2%	15.2%	9.7%

(a)	Selling, general and administrative expense includes net restructuring charges of $2.3 million in 2022, net restructuring gain of $13.2 million in 2021 and net restructuring charges of $6.1 million in 2020.
2022 compared to 2021
Sales decreased by $87.2 million, or 7.3%, to $1,109.4 million in 2022, driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 11.6%, and unfavorable foreign currency translation of $46.6 million, or 3.9%, partially offset by higher core sales of $98.3 million, or 8.2%. Core sales growth was driven primarily by pricing, with modestly higher volumes.
•Sales of Process Valves and Related Products increased by $32.7 million, or 4.6%, to $749.8 million in 2022. The increase reflected higher core sales of $63.6 million, or 8.9%, driven by higher pricing, offset by unfavorable foreign currency translation of $31.1 million, or 4.3%, as the euro weakened against the U.S. dollar. Demand remained strong across Chemical, Pharmaceutical and General Industrial end markets.
•Sales of Commercial Valves decreased by $142.0 million, or 37.9%, to $232.2 million in 2022, primarily driven by lost sales associated with the divestiture of Crane Supply of $139.1 million, or 37.2%, and unfavorable foreign currency translation of $15.1 million, or 4.0%, as the British pound weakened against the U.S. dollar, partially offset by an increase in core sales of $12.2 million, or 3.3%. The higher core sales reflected higher demand in Canadian non-residential construction markets.
•Sales of Pumps and Systems increased by $22.1 million, or 21.0%, to $127.4 million in 2022, primarily driven by higher sales to municipal customers and non-residential construction end markets.
Cost of sales decreased by $93.7 million, or 11.8%, to $697.8 million, primarily related to $102.4 million of divested cost related to the sale of Crane Supply, or 12.9%, favorable foreign currency of $30.0 million, or 3.8%, and productivity gains of $17.1 million, or 2.2%, partially offset by a $45.3 million, or 5.7%, increase in material, labor and other manufacturing costs and unfavorable mix of $16.1 million, or 2.0%.
Selling, general and administrative expense increased by $20.8 million, or 9.3%, to $243.4 million primarily reflecting higher administrative and selling costs of $36.1 million, or 16.2%, and lower net restructuring gains of $15.5 million, or 7.0%, partially offset by favorable currency translation of $10.6 million, or 4.8%, and the divested cost related to the sale of Crane Supply of $16.5 million, or 7.4%.
Operating profit decreased by $14.3 million, or 7.8%, to $168.2 million in 2022. The decrease is primarily due to divested operating profit of $20.2 million related to the sale of Crane Supply, or 11.1%, and lower net restructuring gains of $15.5 million, or 8.5%, partially offset by productivity gains of $20.1 million, or 11.0%.
2021 compared to 2020
Sales increased by $190.8 million, or 19.0%, to $1,196.6 million in 2021 compared to 2020, driven by higher core sales of $145.2 million, or 14.5%, favorable foreign currency translation of $40.6 million, or 4.0% and a benefit from the January 2020 acquisition of Instrumentation & Sampling (“I&S”) of $5.0 million, or 0.5%.
•Sales of Process Valves and Related Products increased by $85.5 million, or 13.5%, to $717.1 million in 2021 compared to 2020. The increase reflected higher core sales of $66.2 million, or 10.5%, favorable foreign currency translation of $14.3 million, or 2.3%, primarily reflecting the strengthening of the euro against the U.S. dollar, and a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
benefit from the acquisition of I&S of $5.0 million, or 0.8%. The higher core sales primarily reflected broad based strengthening across chemical, pharmaceutical, and general industrial end markets that continue to recover from the 2020 impact of the COVID-19 pandemic.
•Sales of Commercial Valves increased by $87.9 million, or 30.7%, to $374.2 million in 2021 compared to 2020, primarily driven by a core sales increase of $62.3 million, or 21.8%, and favorable foreign currency translation of $25.6 million, or 8.9%, as the Canadian dollar and British pound strengthened against the U.S. dollar. The higher core sales reflected higher demand in Canadian non-residential construction markets, and to a lesser extent, higher demand in UK non-residential construction markets.
•Sales of Pumps and Systems increased by $17.4 million, or 19.8%, to $105.3 million in 2021 compared to 2020, primarily reflecting higher demand from municipal and non-residential construction end markets.

Cost of sales increased $102.0 million, or 14.8%, to $791.5 million in 2021 compared to 2020, primarily related to higher volumes of $62.7 million, or 9.1%, increased material, labor and other manufacturing costs of $29.4 million, or 4.3%, and unfavorable foreign currency translation of $27.5 million, or 4.0%, partially offset by increased productivity of $21.9 million, or 3.2%.

Selling, general and administrative expense increased $4.0 million, or 1.8%, to $222.6 million in 2021 compared to 2020, primarily related to higher compensation costs of $17.5 million, or 8.0%, partially offset by a restructuring gain in 2021 of $13.2 million.
Operating profit increased by $84.8 million, or 86.8%, to $182.5 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $45.2 million, or 46.3%, productivity benefits of $24.7 million, or 25.3%, lower restructuring costs of $16.4 million, or 16.8%, which included a gain on the sale of real estate related to prior repositioning actions, and the absence of acquisition-related and integration charges of $6.3 million, or 6.4%, partially offset by $7.8 million, or 8.0%, of other items, net.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PAYMENT & MERCHANDISING TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
Payment Acceptance and Dispensing Products	$874.3	$805.7	$670.8
Banknotes and Security Products	465.6	539.4	434.0
Total net sales	$1,339.9	$1,345.1	$1,104.8
Cost of sales	$713.7	$746.2	$682.8
Selling, general and administrative (a)	$293.1	$291.4	$321.4
Operating profit	$333.1	$307.5	$100.6
Assets	$2,125.9	$2,096.5	$2,215.3
Backlog	$565.6	$438.0	$347.6
Operating margin	24.9%	22.9%	9.1%

(a)	Selling, general and administrative expense includes net restructuring charges of $6.2 million in 2022, net restructuring gains of $3.7 million in 2021, and net restructuring charges of $19.1 million in 2020.
2022 compared to 2021
Sales decreased $5.2 million, or 0.4%, to $1,339.9 million in 2022, driven by unfavorable foreign currency translation of $65.3 million, or 4.9%, offset by higher core sales of $60.1 million, or 4.5%. The higher core sales were driven by higher pricing, partially offset by lower volumes.
•Sales of Payment Acceptance and Dispensing Products increased $68.6 million, or 8.5%, to $874.3 million in 2022. The increase reflected higher core sales of $103.6 million, or 12.8%, partially offset by unfavorable foreign currency translation of $35.0 million, or 4.3%, primarily reflecting the weakening of the British pound and Japanese Yen against the U.S. dollar. The core sales growth primarily reflected higher sales to Gaming customers and strong pricing across all end markets.
•Sales of Banknotes and Security Products decreased $73.8 million, or 13.7%, to $465.6 million in 2022. The decrease reflected lower core sales of $43.6 million, or 8.1%, and unfavorable foreign currency translation of $30.2 million, or 5.6%, as the euro weakened against the U.S. dollar. The core sales decline primarily reflected lower sales to international customers after a record-sales year in 2021.
Cost of sales decreased by $32.5 million, or 4.4%, to $713.7 million, primarily related to favorable foreign currency translation of $42.1 million, or 5.6%, the impact of lower volumes of $37.7 million, or 5.1%, and productivity gains of $26.4 million, or 3.5%, partially offset by an increase in material, labor and other manufacturing costs of $59.4 million, or 8.0%, and unfavorable mix of $14.4 million, or 1.9%.
Selling, general and administrative expense increased by $1.7 million, or 0.6%, to $293.1 million, primarily due to net restructuring charges of $6.2 million, or 2.1%, and higher selling costs of $6.0 million, or 2.1%, partially offset by favorable foreign currency translation of $11.3 million, or 3.9%.
Operating profit increased by $25.6 million, or 8.3%, to $333.1 million in 2022. The increase primarily reflected higher pricing net of inflation, and productivity, of $92.9 million, or 30.2%, partially offset by lower volumes of $31.1 million, or 10.1%, unfavorable mix of $14.4 million, or 4.7%, unfavorable foreign currency translation of $11.8 million, or 3.8%, and higher restructuring charges of $9.9 million, or 3.2%.
2021 compared to 2020
Sales increased $240.3 million, or 21.8%, to $1,345.1 million in 2021 compared to 2020, reflecting higher core sales of $210.6 million, or 19.1%, and favorable foreign currency translation of $29.7 million, or 2.7%.
•Sales of Payment Acceptance and Dispensing Products increased $134.9 million, or 20.1%, to $805.7 million in 2021 compared to 2020. The increase reflected higher core sales of $123.3 million, or 18.4%, and favorable foreign currency translation of $11.6 million, or 1.7%, primarily reflecting the strengthening of the British pound against the U.S. dollar. The core sales increase primarily reflected higher sales to gaming, retail, vending and transportation customers as end markets continued to recover from the 2020 impact of the COVID-19 pandemic.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•Sales of Banknotes and Security Products increased $105.4 million, or 24.3%, to $539.4 million in 2021 compared to 2020. The increase reflected higher core sales of $87.3 million, or 20.1%, and favorable foreign currency translation of $18.1 million, or 4.2%, as the euro strengthened against the U.S. dollar. The core sales increase reflected substantially higher sales of banknotes, globally.

Cost of sales increased $63.4 million, or 9.3%, to $746.2 million in 2021 compared to 2020, primarily reflecting a $91.3 million, or 13.4%, increase in costs proportionate to the higher sales volumes, increased material, labor and other manufacturing costs of $29.2 million, or 4.3%, and unfavorable foreign currency translation of $19.3 million, or 2.8%, partially offset by favorable mix of $41.9 million, or 6.1%, and increased productivity of $31.5 million, or 4.6%.

Selling, general and administrative expense decreased $30.0 million, or 9.3%, to $291.4 million in 2021 compared to 2020, primarily related to a $19.1 million restructuring charge in 2020 which did not repeat in 2021 and a $3.7 million restructuring gain in 2021.

Operating profit increased by $206.9 million, or 205.7%, to $307.5 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $100.7 million, or 100.1%, favorable mix of $41.9 million, or 41.7%, productivity benefits of $34.7 million, or 34.5%, lower restructuring and related costs of $23.5 million, or 23.4%, and acquisition-related and integration charges of $6.5 million, or 6.5%, which did not repeat in the current year, partially offset by $0.4 million, or 0.4% of other items, net.
Engineered Materials

(in millions, except %) For the year ended December 31,	2022	2021	2020
Net sales by product line:
FRP - Recreational Vehicles	$111.9	$102.5	$68.9
FRP - Building Products	112.5	94.9	83.1
FRP - Transportation	33.9	30.6	23.6
Total net sales	$258.3	$228.0	$175.6
Cost of sales	$206.2	$181.3	$134.5
Selling, general and administrative (a)	$19.5	$19.8	$18.4
Operating profit	$32.6	$26.9	$22.7
Assets	$218.6	$220.5	$217.3
Backlog	$16.2	$20.1	$12.8
Operating margin	12.6%	11.8%	12.9%

(a)	Selling, general and administrative expense includes net restructuring charges of $0.4 million, $0.0 million and $0.6 million in 2022, 2021 and 2020 respectively.

2022 compared to 2021
Sales increased by $30.3 million, or 13.3%, to $258.3 million in 2022 with higher pricing more than offsetting a decline in volume, primarily related to softening end market demand in the RV industry. The increase reflected higher sales to building products customers and recreational vehicle manufacturers.
Cost of sales increased by $24.9 million, or 13.7%, to $206.2 million, primarily related to higher increase in material, labor and other manufacturing costs of $36.7 million, or 20.2%, offset by the impact of the lower volumes of $12.2 million, or 6.7%.
Selling, general and administrative expense decreased by $0.3 million, or 1.5%, to $19.5 million primarily reflecting lower selling costs.
Operating profit increased by $5.7 million, or 21.2%, to $32.6 million in 2022, primarily reflecting higher pricing net of inflation, and productivity gains, of $16.8 million, or 62.5%, partially offset by the impact of the lower volumes of $11.1 million, or 41.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
2021 compared to 2020
Engineered Materials sales increased $52.4 million, or 29.8%, to $228.0 million in 2021 compared to 2020, primarily due to higher core sales to RV manufacturers, and to a lesser extent, to building product and transportation customers. Core sales increases included end markets recovering from the 2020 impact of the COVID-19 pandemic as well as higher pricing to offset higher raw material costs.
Cost of sales increased $46.8 million, or 34.8%, to $181.3 million in 2021 compared to 2020, primarily related to increased material, labor and other manufacturing costs of $32.4 million, or 24.1%, and $16.2 million, or 12.0%, of increased costs proportionate to the higher sales volumes.
Operating profit increased by $4.2 million, or 18.5%, to $26.9 million in 2021 compared to 2020. The increase primarily reflected the impact of higher sales volumes of $9.5 million, or 41.9%, offset by increased material, labor and other costs of $7.4 million, or 32.6%.
CORPORATE

(in millions) For the year ended December 31,	2022	2021	2020
Corporate expense	$(122.3)	$(97.7)	$(58.8)
Loss on divestiture of asbestos-related assets and liabilities	(162.4)	—	—
Total Corporate expense	$(284.7)	$(97.7)	$(58.8)
Total Corporate expense increased by $187.0 million, or 191.4%, in 2022, primarily related to the loss on divestiture of asbestos related assets and liabilities of $162.4 million, or 166.2%, and higher transaction related expenses of $33.9 million, or 34.7%, partially offset by slightly lower compensation and benefit costs.
Total Corporate expense increased by $38.9 million, or 66.2%, in 2021 compared to 2020 primarily related to higher compensation and benefit costs of $19.0 million, or 32.3%, and transaction related expenses of $8.2 million, or 13.9%.
INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2022	2021	2020
Interest income	$3.4	$1.4	$2.0
Interest expense	$(52.2)	$(46.9)	$(55.3)
Gain on sale of business	$232.5	$—	$—
Miscellaneous income, net	$9.8	$19.1	$14.9
2022 compared to 2021
Interest expense increased $5.3 million, or 11.3%, primarily due to interest paid for the 364-day credit facility that was entered into on August 11, 2022. The $232.5 million gain on sale of business relates to the divestiture of Crane Supply. Miscellaneous income, net, decreased $9.3 million, or 48.7%, primarily reflecting a loss on the settlement of a pension plan.
2021 compared to 2020
Interest expense decreased $8.4 million, or 15.2%, in 2021 compared to 2020 resulting from the repayment of the 364-day credit facility, entered into on April 16, 2020 (the “2020 364-Day Credit Agreement”) in April 2021 and lower amounts outstanding under the commercial paper facility beginning in the second quarter of 2021. Miscellaneous income, net, increased $4.2 million, or 28.2%, primarily reflecting a gain on sale of a property.
INCOME TAX

(in millions, except %) For the year ended December 31,	2022	2021	2020
Income before tax — U.S.	$133.6	$342.1	$124.9
Income before tax — non-U.S.	429.4	160.7	99.6
Income before tax — worldwide	$563.0	$502.8	$224.5
Provision for income taxes	$161.9	$67.4	$43.4
Effective tax rate	28.8%	13.4%	19.3%

Our effective tax rate is affected by a number of items, both recurring and discrete, including the amount of income we earn in different jurisdictions and their respective statutory tax rates, acquisitions and dispositions, changes in the valuation of our

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
deferred tax assets and liabilities, changes in tax laws, regulations and accounting principles, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world. See "Application of Critical Accounting Policies" included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 9, "Income Taxes" in the Notes to Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2022	2021	2020
Net cash (used for) provided by:
Operating activities	$(151.6)	$498.5	$309.5
Investing activities	264.0	(0.3)	(229.1)
Financing activities	106.0	(557.9)	55.1
Effect of exchange rates on cash and cash equivalents	(39.4)	(12.7)	21.6
Increase (decrease) in cash and cash equivalents	$179.0	$(72.4)	$157.1

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
In August 2022, we entered a new $400 million senior unsecured 364-day Credit Agreement (the”364 Day Credit Agreement”). The proceeds were used to partially fund the $550 million contribution related to the divestiture of asbestos-related assets and liabilities. Please see Item 8 under Note 13, “Financing” to our Consolidated Financial Statements for additional details.
In July 2021, we entered a $650 million, 5-year Revolving Credit Agreement, which replaced the prior $550 million revolving credit facility. We also increased the size of our Commercial Paper Program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount outstanding not to exceed $650 million at any time (up from $550 million, previously). See Item 8 under Note 13, “Financing,” and Note 14, “Fair Value Measurements” in the Notes to our Consolidated Financial Statements for details regarding our financing arrangements.
On April 15, 2021, we repaid the amount outstanding under a prior credit agreement which was entered into to enhance financial flexibility and maintain maximum liquidity in response to the uncertainty in the global markets resulting from the COVID-19 pandemic.
Operating Activities
Cash used for operating activities, a key source of our liquidity, was $151.6 million in 2022, compared to cash provided by operating activities of $498.5 million in 2021. The increase in cash used by operating activities was primarily driven by the $550.0 million payment related to the divestiture of asbestos-related assets, together with increased working capital investments supporting higher levels of demand across most businesses.
Cash provided by operating activities was $498.5 million in 2021, compared to $309.5 million in 2020. The increase in cash provided by operating activities was primarily driven by higher net income, partially offset by higher asbestos-related payments. Net asbestos-related payments in 2021 and 2020 were $44.9 million and $31.1 million, respectively.
Investing Activities
Cash flows relating to investing activities consist primarily of cash provided by divestitures of businesses or assets, capital expenditures and cash used for acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. Cash provided by investing activities was $264.0 million in 2022, compared to cash used for investing activities of $0.3 million in 2021. The increase in cash provided by investing activities was primarily related to $318.1 million of proceeds related to the divestiture of Crane Supply.
Cash used for investing activities was $0.3 million in 2021, compared to cash used for investing activities of $229.1 million in 2020. Cash used for investing activities in 2020 was driven by the acquisition of I&S for $169.2 million. There were no similar acquisitions in 2021. In addition, there was $30 million of net proceeds from the sale of marketable securities in 2021 compared to $30 million of cash used for the purchase of marketable securities in 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases, repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash provided by financing activities was $106.0 million in 2022, compared to cash used for financing activities of $557.9 million in 2021. The increase in cash provided by financing activities was primarily driven by $399.4 million in net borrowings from the 2022 364-Day Credit Agreement, compared to a $348.1 million repayment of the outstanding amount under the 364-Day Credit Agreement in 2021. This was partially offset by $107.4 million increase in share repurchases.
Cash used for financing activities was $557.9 million in 2021, compared to cash provided by financing activities of $55.1 million in 2020. The increase in cash used for financing activities was driven by the $348.1 million repayment of the outstanding amount under the 2020 364-Day Credit Agreement in 2021, compared to proceeds of $343.9 million received from the 2020 364-Day Credit Agreement in 2020.
Financing Arrangements
Total net debt was $1,243.0 million and $842.4 million as of December 31, 2022 and 2021, respectively. Our indebtedness as of December 31, 2022 was as follows:
•$399.6 million related to the 364-Day Credit Agreement due in 2023;
•$299.7 million of 4.45% notes due 2023;
•$198.6 million of 6.55% notes due 2036; and
•$346.5 million of 4.20% notes due 2048.
As of December 31, 2022, our total debt to total capitalization ratio was 39.5%, computed as follows:

(in millions)
Short-term borrowings	$699.3
Long-term debt	$543.7
Total debt	$1,243.0
Equity	1,904.0
Capitalization	$3,147.0

Total indebtedness to capitalization	39.5%
See Item 8 under Note 13, “Financing,” in the Notes to Consolidated Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2022, our senior unsecured debt was rated BBB by S&P Global Ratings with a Stable outlook and Baa2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2022:

	Payment due by Period
(in millions)	Total	2023	2024 -2025	2026 -2027	2028 and after
Debt (a)	$1,250.0	$700.0	$—	$—	$550.0
Fixed interest payments	565.1	40.6	55.6	55.6	413.3
Operating lease payments	131.5	22.1	31.3	18.2	59.9
Purchase obligations	288.0	270.3	14.4	3.0	0.3
Pension and postretirement benefits (b)	557.6	54.3	110.0	112.6	280.7
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—
Total	$2,792.2	$1,087.3	$211.3	$189.4	$1,304.2
(a) Debt includes scheduled principal payments.
(b) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1.6 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2032.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: long-term environmental liability $17.6 and gross unrecognized tax benefits $28.2 and related gross interest and penalties $4.8.
Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2022	2021
Short-term borrowings	$699.3	$—
Long-term debt	543.7	842.4
Total debt	1,243.0	842.4
Less cash and cash equivalents	657.6	478.6
Net debt (a)	585.4	363.8
Equity	1,904.0	1,835.1
Net capitalization (a)	$2,489.4	$2,198.9
Net debt to equity (a)	30.7%	19.8%
Net debt to net capitalization (a)	23.5%	16.5%

(a)	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Equity. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.
In 2022, equity increased $68.9 million as a result of net income before allocation to noncontrolling interests of $401.1 million, changes in pension and postretirement plan assets and benefit obligations, net of tax of $30.0 million and the impact of equity-based awards and related settlement activities of $40.4 million. These increases were partially offset by share repurchases of $203.7 million, cash dividends of $105.6 million and currency translation adjustment of $93.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors. Our significant accounting policies are more fully described in Item 8 under Note 1, “Nature of Operations and Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

Revenue Recognition. We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2022, 2021 or 2020 was material to the consolidated statements of income for such annual periods.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Goodwill and Other Intangible Assets.  As of December 31, 2022, we had $1,527.5 million of goodwill and $416.6 million of net intangible assets, of which $67.3 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2021, we had $1,583.8 million of goodwill and $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives, consisting of trade names.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2022, we had six reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation exceeding our carrying value for each of our reporting units. No impairment charges have been required during 2022, 2021 or 2020.
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
We review all our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases or reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of definite lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe there have been no events or circumstances which would more likely than not reduce the fair value of our indefinite-lived or definite-lived intangible assets below their carrying value. As of the last annual assessment, fair values have been substantially in excess of carrying values.
Environmental.  For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2022 is substantially all for the former manufacturing site in Goodyear, Arizona (the "Goodyear Site"). Estimates of our environmental liabilities at the Goodyear Site are based on currently available facts, present laws and regulations and current technology available for remediation, and are recorded on an undiscounted basis. These estimates consider our prior experience in the Goodyear Site investigation and remediation, as well as available data from, and in consultation with, our environmental specialists. Estimates at the Goodyear Site are subject to significant uncertainties caused primarily by the dynamic nature of the Goodyear Site conditions, the range of remediation alternatives available, together with the corresponding estimates of cleanup methodology and costs, as well as ongoing, required regulatory approvals, primarily from the EPA. During the fourth quarter of 2019, we received conceptual agreement from the EPA on an alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $24.8 million and $32.3 million as of December 31, 2022 and 2021, respectively.
On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. We have recorded a receivable of $4.8 million and $7.3 million for the expected reimbursements from the U.S. Government in respect of the aggregate liability as of December 31, 2022 and 2021, respectively.
Pension Plans.  In the United States, we sponsor a defined benefit pension plan that covers approximately 12% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 12% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The net periodic pension benefit was $2.3 million, $6.8 million and $6.8 million in 2022, 2021 and 2020, respectively. The net periodic pension benefit was the same in 2021 compared to 2020, driven by lower interest costs for both U.S. and non-U.S. plans offset by higher amortization of a net loss. Employer cash contributions were $19.7 million, $26.7 million and $26.1 million in 2022, 2021 and 2020, respectively.
Holding all other factors constant, a decrease in the expected long-term rate of return on plan assets by 0.25 percentage points would have increased 2022 pension expense by $1.3 million for U.S. pension plans and $0.9 million for non-U.S. pension plans. Also, holding all other factors constant, a decrease in the discount rate used to determine net periodic pension cost by 0.25 percentage points would have decreased 2022 pension expense by $0.1 million for U.S. pension plans and increased 2022 pension expense by $0.5 million for non-U.S. pension plans.
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
Total net debt outstanding was $1,243.0 million as of December 31, 2022, which was at fixed rates of interest ranging from 4.20% to 6.55% and variable rates of interest of;
(a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon      the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or
(b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.
•68% of our year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant. As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our variable rate interest expense by approximately $4.0 million.
•Based on a sensitivity analysis as of December 31, 2022, a 10% change in the foreign currency exchange rates for the year ended December 31, 2022 would have impacted our net earnings by approximately $15.2 million, due primarily to the British pound, euro and Canadian dollar. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
The accompanying consolidated financial statements of Crane Holdings, Co. and subsidiaries have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2022, and issued their related attestation report which is included herein.

/s/ Max H. Mitchell
Max H. Mitchell
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Richard A. Maue
Richard A. Maue
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Principal Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane Holdings, Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane Holdings, Co. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue – Over-Time Basis — Refer to Note 1 to the financial statements

Audit Matter Description
The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government or indirectly to the U.S. government through subcontracts. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

We identified revenue recognized over time as a critical audit matter because of the judgments necessary for management to determine the margin to be used to estimate revenue for the overtime revenue. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of margin at completion used to recognize revenue over time and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the recognition of revenue recognized over-time included the following, among others:

•We tested the effectiveness of controls related to the revenue recognized over-time, including management’s controls over costs incurred to date and estimates of margin at completion, as well as the accurate classification of contracts in the system during the order entry process.

•We selected a sample of contracts with customers that were recognized over time and we performed the following:

◦Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
◦Evaluated the appropriateness and consistency of the methods of calculation and assumptions used by management to develop the margin at completion applied to determine the revenue recognized.

•We tested the mathematical accuracy of management’s calculation of revenue recognized.

•We observed the Company’s physical inventory counts to test the existence of inventory related to contracts with the U.S. government.

•We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
March 1, 2023

We have served as the Company's auditor since 1979.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
(in millions, except per share data)	2022	2021	2020
Net sales	$3,374.9	$3,408.0	$2,936.9
Operating costs and expenses:
Cost of sales	2,035.1	2,120.3	1,930.7
Selling, general and administrative	797.5	775.4	698.1
Loss on divestiture of asbestos-related assets and liabilities	162.4	—	—
Restructuring charges (gains), net	10.4	(16.9)	32.3
Acquisition-related and integration charges	—	—	12.9
Operating profit	369.5	529.2	262.9
Other income (expense):
Interest income	3.4	1.4	2.0
Interest expense	(52.2)	(46.9)	(55.3)
Gain on sale of business	232.5	—	—
Miscellaneous income, net	9.8	19.1	14.9
Total other income (expense)	193.5	(26.4)	(38.4)
Income before income taxes	563.0	502.8	224.5
Provision for income taxes	161.9	67.4	43.4
Net income before allocation to noncontrolling interests	401.1	435.4	181.1
Less: Noncontrolling interest in subsidiaries’ earnings	—	—	0.1
Net income attributable to common shareholders	$401.1	$435.4	$181.0

Earnings per share:
Basic	$7.11	$7.46	$3.10
Diluted	$7.01	$7.36	$3.08

Average shares outstanding:
Basic	56.4	58.4	58.3
Diluted	57.2	59.2	58.8

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
(in millions)	2022	2021	2020
Net income before allocation to noncontrolling interests	$401.1	$435.4	$181.1
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(93.3)	(69.2)	70.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	30.0	96.0	(53.6)
Other comprehensive (loss) income, net of tax	(63.3)	26.8	16.8
Comprehensive income before allocation to noncontrolling interests	337.8	462.2	197.9
Less: Noncontrolling interests in comprehensive (loss) income	(0.2)	0.6	(0.5)
Comprehensive income attributable to common shareholders	$338.0	$461.6	$198.4

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$657.6	$478.6
Current insurance receivable - asbestos	—	13.7
Accounts receivable, net	474.7	483.0
Inventories, net	439.8	449.1
Other current assets	179.8	118.7
Total current assets	1,751.9	1,543.1
Property, plant and equipment, net	509.9	555.6
Insurance receivable - asbestos	—	60.0
Long-term deferred tax assets	8.3	17.7
Intangible assets, net	416.6	467.1
Goodwill	1,527.5	1,583.8
Other assets	176.0	259.3
Total assets	$4,390.2	$4,486.6

Liabilities and equity
Current liabilities:
Short-term borrowings	$699.3	$—
Accounts payable	286.6	273.7
Current asbestos liability	—	62.3
Accrued liabilities	464.2	442.7
U.S. and foreign taxes on income	38.1	10.6
Total current liabilities	1,488.2	789.3
Long-term debt	543.7	842.4
Accrued pension and postretirement benefits	153.2	231.9
Long-term deferred tax liability	162.4	76.9
Long-term asbestos liability	—	549.8
Other liabilities	138.7	161.2
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,426,389 shares issued; 56,325,382 and 57,835,865 shares outstanding in 2022 and 2021, respectively	72.4	72.4
Capital surplus	373.8	363.9
Retained earnings	2,822.8	2,527.3
Accumulated other comprehensive loss	(503.3)	(440.2)
Treasury stock; 16,101,007 and 14,590,274 treasury shares in 2022 and 2021, respectively	(864.3)	(691.1)
Total shareholders’ equity	1,901.4	1,832.3
Noncontrolling interest	2.6	2.8
Total equity	1,904.0	1,835.1
Total liabilities and equity	$4,390.2	$4,486.6
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
(in millions)	2022	2021	2020
Operating activities:
Net income before allocations to noncontrolling interests	$401.1	$435.4	$181.1
Non-cash loss on divestiture of asbestos-related assets and liabilities	148.9	—	—
Gain on sale of business	(232.5)	—	—
Gain on sale of property	(2.8)	(18.5)	—
Depreciation and amortization	118.9	121.1	127.5
Stock-based compensation expense	24.2	24.9	22.3
Defined benefit plans and postretirement credit	(1.3)	(8.0)	(7.1)
Deferred income taxes	(17.6)	(9.6)	18.1
Cash (used for) provided by operating working capital	(2.2)	38.0	39.1
Defined benefit plans and postretirement contributions	(21.8)	(29.4)	(28.4)
Environmental payments, net of reimbursements	(5.8)	(5.8)	(4.2)
Asbestos related payments, net of insurance recoveries	(29.3)	(44.9)	(31.1)
Divestiture of asbestos-related assets and liabilities	(550.0)	—	—
Other	18.6	(4.7)	(7.8)
Total (used for) provided by operating activities	$(151.6)	$498.5	$309.5
Investing activities:
Proceeds from disposition of capital assets	$4.3	$23.6	$4.5
Capital expenditures	(58.4)	(53.9)	(34.1)
Proceeds from sale of business	318.1	—	—
Purchase of marketable securities	—	(10.0)	(90.0)
Proceeds from sale of marketable securities	—	40.0	60.0
Payment for acquisition - net of cash acquired	—	—	(169.5)
Total provided by (used for) investing activities	$264.0	$(0.3)	$(229.1)
Financing activities:
Dividends paid	$(105.9)	$(100.6)	$(100.4)
Reacquisition of shares on open market	(203.7)	(96.3)	(70.0)
Stock options exercised, net of shares reacquired	16.2	14.2	5.1
Debt issuance costs	—	—	(1.3)
Proceeds from issuance of commercial paper with maturities greater than 90 days	—	—	251.3
Repayments of commercial paper with maturities greater than 90 days	—	(27.1)	(296.7)
Net repayments from issuance of commercial paper with maturities of 90 days or less	—	—	(76.8)
Proceeds from revolving credit facility	—	—	77.2
Repayments of revolving credit facility	—	—	(77.2)
Proceeds from term loan	399.4	—	343.9
Repayment of term loan	—	(348.1)	—
Total provided by (used for) financing activities	$106.0	$(557.9)	$55.1

	For the year ended December 31,
(in millions)	2022	2021	2020
Effect of exchange rates on cash and cash equivalents	$(39.4)	$(12.7)	$21.6
Increase (decrease) in cash and cash equivalents	179.0	(72.4)	157.1
Cash and cash equivalents at beginning of period	478.6	551.0	393.9
Cash and cash equivalents at end of period	$657.6	$478.6	$551.0

Detail of cash (used for) provided by operating working capital
Accounts receivable	$(46.8)	$(58.8)	$138.5
Inventories	(54.7)	(18.2)	35.4
Other current assets	(8.0)	(18.4)	(5.8)
Accounts payable	53.3	59.3	(102.6)
Accrued liabilities	28.8	53.8	4.8
U.S. and foreign taxes on income	25.2	20.3	(31.2)
Total	$(2.2)	$38.0	$39.1

Supplemental disclosure of cash flow information:
Interest paid	$47.6	$44.4	$53.8
Income taxes paid	$147.2	$56.3	$46.5
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
BALANCE DECEMBER 31, 2019	$72.4	$315.6	$2,112.2	$(483.7)	$(542.8)	1,473.7	$2.6	1,476.3
Net income	—	—	181.0	—	—	181.0	0.1	181.1
Cash dividends ($1.72 per share)	—	—	(100.4)	—	—	(100.4)	—	(100.4)
Reacquisition on open market of 1,221,233 shares	—	—	—	—	(70.0)	(70.0)	—	(70.0)
Exercise of stock options, net of shares reacquired of 183,320	—	—	—	—	8.9	8.9	—	8.9
Stock-based compensation	—	22.3	—	—	—	22.3	—	22.3
Impact from settlement of share-based awards, net of shares acquired	—	(7.2)	—	—	3.3	(3.9)	—	(3.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Currency translation adjustment	—	—	—	70.9	—	70.9	(0.5)	70.4
BALANCE DECEMBER 31, 2020	72.4	330.7	2,192.8	(466.4)	(600.6)	1,528.9	2.2	1,531.1
Net income	—	—	435.4	—	—	435.4	—	435.4
Cash dividends ($1.72 per share)	—	—	(100.9)	—	—	(100.9)	—	(100.9)
Reacquisition on open market of 943,048 shares	—	—	—	—	(96.3)	(96.3)	—	(96.3)
Exercise of stock options, net of shares reacquired of 553,655	—	—	—	—	16.5	16.5	—	16.5
Stock-based compensation	—	24.9	—	—	—	24.9	—	24.9
Impact from settlement of share-based awards, net of shares acquired	—	8.3	—	—	(10.7)	(2.4)	—	(2.4)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	96.0	—	96.0	—	96.0
Currency translation adjustment	—	—	—	(69.8)	—	(69.8)	0.6	(69.2)
BALANCE DECEMBER 31, 2021	72.4	363.9	2,527.3	(440.2)	(691.1)	1,832.3	2.8	1,835.1
Net income	—	—	401.1	—	—	401.1	—	401.1
Cash dividends ($1.88 per share)	—	—	(105.6)	—	—	(105.6)	—	(105.6)
Reacquisition on open market of 1,959,069 shares	—	—	—	—	(203.7)	(203.7)	—	(203.7)
Exercise of stock options, net of shares reacquired of 324,465 shares	—	—	—	—	21.9	21.9	—	21.9
Stock-based compensation	—	24.2	—	—	—	24.2	—	24.2
Impact from settlement of share-based awards, net of shares acquired	—	(14.3)	—	—	8.6	(5.7)	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	30.0	—	30.0	—	30.0
Currency translation adjustment	—	—	—	(93.1)	—	(93.1)	(0.2)	(93.3)
BALANCE DECEMBER 31, 2022	$72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
We are a diversified manufacturer of highly engineered industrial products currently comprised of four reporting segments: Process Flow Technologies, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials. Our primary end markets include commercial and military aerospace, defense and space, chemical production, pharmaceutical production, water and wastewater, non-residential and municipal construction, energy, banknote design and production, payment automation solutions, along with a wide range of general industrial and certain consumer related end markets. See Note 3, “Segment Information” for the relative size of these segments in relation to the total company (both net sales and total assets).
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
Divestiture of asbestos-related assets and liabilities
On August 12, 2022, Crane Holdings, Co., Crane Company, a wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (“Redco”), then a wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party and long-term liability management company specializing in the acquisition and management of legacy corporate liabilities whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). In connection with the Redco Sale, Crane Holdings, Co., on behalf of Crane Company, contributed approximately $550 million in cash to Redco, which was funded by a combination of short-term borrowings and cash on hand. As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022. A loss on the divestiture of asbestos-related assets and liabilities of $162.4 million was recognized in the consolidated statements of operations for the year ended December 31, 2022.
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
Pending Separation

On March 30, 2022, the Company announced that its Board of Directors unanimously approved a plan to pursue a separation into two independent, publicly-traded companies (the “Separation”). The Separation is expected to occur through a tax-free distribution and is expected to be completed in April, 2023, subject to the satisfaction of customary conditions and final approval by Crane Holdings, Co.’s Board of Directors.
Termination of Agreement to Sell Engineered Materials
On May 16, 2021, we entered into an agreement to sell the Engineered Materials segment to Grupo Verzatec S.A. de C.V. (“Verzatec”) for $360 million on a cash-free and debt-free basis. In the second quarter of 2021, the assets and liabilities of the segment were classified as held for sale. On May 26, 2022, Verzatec terminated the sale agreement and paid $7.5 million to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company in termination fees, which is presented within Miscellaneous income on the Consolidated Statements of Operations. As such, as of June 30, 2022 the Engineered Materials segment is no longer classified as assets held for sale and is presented herein as continuing operations for all periods presented.
Significant Accounting Policies
Accounting Principles. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Crane Holdings, Co. and our subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation. As used in these notes, the terms "we," "us," "our," "Crane" and the "Company" mean Crane Holdings, Co. and our subsidiaries unless the context specifically states or implies otherwise.

Basis of presentation. Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes, environmental liability and contingencies.
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
We primarily generate revenue through the manufacture and sale of engineered industrial products. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government or subcontract for the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2022, the Company recognized approximately $120 million in revenue over time related to contracts in progress as of December 31, 2022.

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
Payment for products is due within a limited time period after shipment or delivery, and we generally do not offer extended payment terms. Payment is typically due within 30-90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide us with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing us with a significant financing benefit.
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
Selling, General and Administrative Expenses.  Selling, general and administrative expenses are recognized as incurred. Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. Also included are costs related to compensation for other operating activities such as executive office administrative and engineering functions, as well as general operating expenses such as office supplies, non-income taxes, insurance and office equipment rentals.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(in millions, except per share data) For the year ended December 31,	2022	2021	2020
Net income attributable to common shareholders	$401.1	$435.4	$181.0

Average basic shares outstanding	56.4	58.4	58.3
Effect of dilutive share-based awards	0.8	0.8	0.5
Average diluted shares outstanding	57.2	59.2	58.8

Basic earnings per share	$7.11	$7.46	$3.10
Diluted earnings per share	$7.01	$7.36	$3.08
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2022, 2021 and 2020, the number of stock options excluded from the computation was 0.4 million, 1.2 million and 2.1 million, respectively.
Cash and Cash Equivalents.  Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value.
Accounts Receivable, Net.  Accounts receivable are carried at net realizable value. The allowance for doubtful accounts was $14.1 million and $10.4 million as of December 31, 2022 and 2021, respectively. The allowance for doubtful accounts activity was not material to our financial results for the years ended December 31, 2022 and 2021. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers and relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net.  Inventories consist of the following:

(in millions) December 31,	2022	2021
Finished goods	$83.3	$147.3
Finished parts and subassemblies	70.7	59.5
Work in process	39.9	37.0
Raw materials	245.9	205.3
Total inventories, net	$439.8	$449.1
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. Domestic inventories are stated at either the lower of cost or net realizable value using the last-in, first-out (“LIFO”) method or the lower of cost or net realizable value using the first-in, first-out (“FIFO”) method. Inventories held in foreign locations are primarily stated at the lower of cost or market using the FIFO method. The LIFO method is not being used at our foreign locations as such a method is not allowable for tax purposes. Changes in the levels of LIFO inventories have increased cost of sales by $8.4 million, $3.6 million and $2.3 million for the years ended December 31, 2022, 2021 and 2020 respectively. The portion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
inventories costed using the LIFO method was 37.2% and 30.1% of consolidated inventories as of December 31, 2022, and 2021, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $38.8 million and $30.4 million as of December 31, 2022 and 2021, respectively. The reserve for excess and obsolete inventory was $99.3 million and $98.6 million as of December 31, 2022, and 2021, respectively.
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
Property, Plant and Equipment, net.  Property, plant and equipment, net consists of the following:

(in millions) December 31,	2022	2021
Land	$76.4	$80.8
Buildings and improvements	284.5	281.5
Machinery and equipment	889.9	926.2
Gross property, plant and equipment	1,250.8	1,288.5
Less: accumulated depreciation	740.9	732.9
Property, plant and equipment, net	$509.9	$555.6
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and three to 10 years for machinery and equipment. Depreciation expense was $76.1 million, $75.1 million and $77.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Goodwill and Other Intangible Assets.  Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no other events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2022, we had six reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is considered to be potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 9.5% and 11.5% (a weighted average of 10.8%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. While we believe we have made reasonable estimates and assumptions to calculate the fair value of our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be overstated and a charge would need to be taken against net earnings. No impairment charges have been required during 2022, 2021 or 2020.
Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Engineered Materials	Total
Balance as of December 31, 2020	$202.5	$360.0	$875.2	$171.3	$1,609.0
Adjustments to purchase price allocations	—	(0.1)	—	—	$(0.1)
Currency translation	—	(10.5)	(14.6)	—	$(25.1)
Balance as of December 31, 2021	$202.5	$349.4	$860.6	$171.3	$1,583.8
Disposal on sale of business	—	(22.3)	—	—	$(22.3)
Currency translation	(0.2)	(9.8)	(24.0)	—	$(34.0)
Balance as of December 31, 2022	$202.3	$317.3	$836.6	$171.3	$1,527.5
For the year ended December 31, 2022, adjustments within the Process Flow Technologies segment of $22.3 million relate to the disposition of the Crane Supply business.
For the year ended December 31, 2021, adjustments within the Process Flow Technologies segment of $0.1 million represent the finalization of the purchase price allocation for the acquisition of CIRCOR International, Inc.’s Instrumentation & Sampling Business (“I&S”).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022, we had $416.6 million of net intangible assets, of which $67.3 million were intangibles with indefinite useful lives, consisting of trade names. As of December 31, 2021, we had $467.1 million of net intangible assets, of which $70.6 million were intangibles with indefinite useful lives, consisting of trade names.
Changes to intangible assets are as follows:

(in millions) December 31,	2022	2021	2020
Balance at beginning of period, net of accumulated amortization	$467.1	$520.3	$505.1
Additions	—	—	52.5
Amortization expense	(41.7)	(44.5)	(48.4)
Currency translation and other	(8.8)	(8.7)	11.1
Balance at end of period, net of accumulated amortization	$416.6	$467.1	$520.3
For the year ended December 31, 2020, additions to intangible assets represent the preliminary purchase price allocation related to the January 2020 acquisition of I&S.
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2022			December 31, 2021
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.1	$132.1	$59.1	$73.0	$136.8	$59.2	$77.6
Customer relationships and backlog	18.4	635.5	329.8	305.7	651.7	308.8	342.9
Drawings	40.0	11.1	10.7	0.4	11.1	10.6	0.5
Other	11.7	141.3	103.8	37.5	142.1	96.0	46.1
Total	17.9	$920.0	$503.4	$416.6	$941.7	$474.6	$467.1
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2023	$41.8
2024	$41.0
2025	$35.7
2026	$35.5
2027	$33.9
2028 and after	$161.4
Accumulated Other Comprehensive Loss
The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2019	$(344.3)	$(139.4)	(483.7)
Other comprehensive (loss) income before reclassifications	(67.4)	70.9	3.5
Amounts reclassified from accumulated other comprehensive loss	13.8	—	13.8
Net period other comprehensive (loss) income	(53.6)	70.9	17.3
Balance as of December 31, 2020	(397.9)	(68.5)	(466.4)
Other comprehensive (loss) income before reclassifications	78.0	(69.8)	8.2
Amounts reclassified from accumulated other comprehensive loss	18.0	—	18.0
Net period other comprehensive (loss) income	96.0	(69.8)	26.2
Balance as of December 31, 2021	(301.9)	(138.3)	(440.2)
Other comprehensive income (loss) before reclassifications	19.5	(93.1)	(73.6)
Amounts reclassified from accumulated other comprehensive loss	10.5	—	10.5
Net period other comprehensive income (loss)	30.0	(93.1)	(63.1)
Balance as of December 31, 2022	$(271.9)	$(231.4)	$(503.3)

(a)	Net of tax benefit of $106.6 million , $117.9 million and $148.2 million for 2022, 2021, and 2020, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2022	2021	2020
Amortization of pension items:
Prior service costs	$(0.1)	$(0.1)	$(0.3)
Net loss	15.2	23.4	19.1
Amortization of postretirement items:
Prior service costs	(1.1)	(1.1)	(1.1)
Total before tax	$14.0	$22.2	$17.7
Tax impact	3.5	4.2	3.9
Total reclassifications for the period	$10.5	$18.0	$13.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
The Company considered the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated Statement of Operations, Balance Sheets and Cash Flows.
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
Supplemental Pro Forma Data
I&S’ results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on January 31, 2020. Consolidated pro forma revenue and net income attributable to common shareholders has not been presented since the impact is not material to our financial results for the period.
Acquisition-Related Costs
Acquisition-related costs are being expensed as incurred. For the year ended December 31, 2020, we recorded $12.9 million of integration and transaction costs. Acquisition-related costs are recorded within “Acquisition-related and integration charges” in our Consolidated Statements of Operations.

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
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We currently have four reporting segments: Process Flow Technologies, Payment & Merchandising Technologies, Aerospace & Electronics and Engineered Materials.
A brief description of each of our current segments is as follows:
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
Payment & Merchandising Technologies
The Payment & Merchandising Technologies segment consists of Crane Payment Innovations (“CPI”) and Crane Currency. CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions. Crane Currency provides advance security solutions based on proprietary micro-optic technology for the global banknote industry.
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles ("RVs"), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by reportable segment is set forth below:

(in millions) December 31,	2022	2021	2020
Net Sales:
Aerospace & Electronics	$667.3	$638.3	$650.7
Process Flow Technologies	1,109.4	1,196.6	1,005.8
Payment & Merchandising Technologies	1,339.9	1,345.1	1,104.8
Engineered Materials	258.3	228.0	175.6
TOTAL NET SALES	$3,374.9	$3,408.0	$2,936.9

Operating profit:
Aerospace & Electronics	$120.3	$110.0	$100.7
Process Flow Technologies	168.2	182.5	97.7
Payment & Merchandising Technologies	333.1	307.5	100.6
Engineered Materials	32.6	26.9	22.7
Corporate	(284.7)	(97.7)	(58.8)
TOTAL OPERATING PROFIT (a)	$369.5	$529.2	$262.9

Capital expenditures:
Aerospace & Electronics	$9.3	$14.1	$9.8
Process Flow Technologies	23.9	18.8	13.7
Payment & Merchandising Technologies	21.3	18.6	9.3
Engineered Materials	3.8	2.2	1.2
Corporate	0.1	0.2	0.1
TOTAL CAPITAL EXPENDITURES	$58.4	$53.9	$34.1

Depreciation and amortization:
Aerospace & Electronics	$14.1	$14.7	$14.2
Process Flow Technologies	19.5	22.0	21.6
Payment & Merchandising Technologies	78.2	81.3	85.9
Engineered Materials	5.8	1.6	3.7
Corporate	1.3	1.5	2.1
TOTAL DEPRECIATION AND AMORTIZATION	$118.9	$121.1	$127.5

(a)
For the year ended December 31, 2022, operating profit includes a loss on divestiture of asbestos-related assets and liabilities of $162.4 million and net restructuring charges of $10.4 million. For the year ended December 31, 2021, operating profit included a restructuring gain of $16.9 million. For the year ended December 31, 2020, operating profit included acquisition-related and integration charges of $12.9 million and net restructuring charges of $32.3 million. See Note 15, “Restructuring Charges” for discussion of the restructuring charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net sales by geographic region:

(in millions) December 31,	2022	2021	2020
Net sales (a)
United States	$1,990.4	$1,858.1	$1,862.7
Canada	183.3	293.6	162.9
United Kingdom	131.9	140.9	270.9
Continental Europe	475.8	411.2	480.1
Other international	593.5	704.2	160.3
TOTAL NET SALES	$3,374.9	$3,408.0	$2,936.9

(a)	Net sales by geographic region are based on the destination of the sale.
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2022	2021
Goodwill:
Aerospace & Electronics	$202.3	$202.5
Process Flow Technologies	317.3	349.4
Payment & Merchandising Technologies	836.6	860.6
Engineered Materials	171.3	171.3
TOTAL GOODWILL	$1,527.5	$1,583.8

Assets:
Aerospace & Electronics	$663.3	$604.7
Process Flow Technologies	1,064.7	1,240.4
Payment & Merchandising Technologies	2,125.9	2,096.5
Engineered Materials	218.6	220.5
Corporate	317.7	324.5
TOTAL ASSETS	$4,390.2	$4,486.6
Long-lived assets by geographic region:

(in millions) December 31,	2022	2021
Long-lived assets (a)
United States	$310.3	$324.4
Canada	0.8	18.2
Europe	213.4	231.3
Other international	66.3	62.8
Corporate	11.6	15.6
TOTAL LONG-LIVED ASSETS	$602.4	$652.3

(a)	Long-lived assets, net by geographic region are based on the location of the business unit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2022	2021	2020
Aerospace & Electronics
Commercial Original Equipment	$250.5	$229.4	$226.4
Military Original Equipment	231.2	239.7	258.7
Commercial Aftermarket Products	129.3	104.5	93.0
Military Aftermarket Products	56.3	64.7	72.6
Total Aerospace & Electronics	$667.3	$638.3	$650.7

Process Flow Technologies
Process Valves and Related Products	$749.8	$717.1	$631.6
Commercial Valves	232.2	374.2	286.3
Pumps and Systems	127.4	105.3	87.9
Total Process Flow Technologies	$1,109.4	$1,196.6	$1,005.8

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$874.3	$805.7	$670.8
Banknotes and Security Products	465.6	539.4	434.0
Total Payment & Merchandising Technologies	$1,339.9	$1,345.1	$1,104.8

Engineered Materials
FRP- Recreational Vehicles	$111.9	$102.5	$68.9
FRP- Building Products	112.5	94.9	83.1
FRP- Transportation	33.9	30.6	23.6
Total Engineered Materials	$258.3	$228.0	$175.6

Total Net Sales	$3,374.9	$3,408.0	$2,936.9
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2022, backlog was $1,563.7 million. We expect to recognize approximately 90% of our remaining performance obligations as revenue in 2023, an additional 7% by 2024 and the balance thereafter.
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

(in millions) December 31,	2022	2021
Contract assets	$88.6	$73.0
Contract liabilities	$142.9	$101.1
During 2022 we recognized revenue of $87.1 million related to contract liabilities as of December 31, 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated Statements of Operations.

(in millions) December 31,	2022	2021	2020
Research and Development Costs	$83.1	$82.7	$74.6

Note 6 – Pension and Postretirement Benefits
Pension Plan
In the United States, we sponsor a defined benefit pension plan that covers approximately 12% of all U.S. employees. Effective January 1, 2013, pension eligible non-union employees no longer earn future benefits in the domestic defined benefit pension plan. The benefits are based on years of service and compensation on a final average pay basis, except for certain hourly employees where benefits are fixed per year of service. Charges to expense are based upon costs computed by an independent actuary. Contributions are intended to provide for future benefits earned to date. Additionally, a number of our non-U.S. subsidiaries sponsor defined benefit pension plans that cover approximately 12% of all non-U.S. employees. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries.

In December 2022, we settled the pension plan for the salaried non-bargaining employees of Crane Canada Co. and recognized a loss of $7.0 million, net of tax. Excess plan assets have been reclassified to current receivables and will be recognized upon final approval from regulatory authorities which is expected in 2023. We estimate that the Company will receive a distribution of approximately $43 million after distributions to plan participants.

Postretirement Plans
Postretirement health care and life insurance benefits are provided for certain employees hired before January 1, 1990, who meet minimum age and service requirements. We also have postretirement medical and Medicare supplement that cover substantially all former full-time U.S. employees of Crane Currency.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the projected benefit obligations, fair value of plan assets and funded status is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$1,152.1	$1,259.8	$28.1	$30.0
Service cost	5.5	6.0	0.2	0.3
Interest cost	22.4	18.4	0.7	0.6
Plan participants’ contributions	0.4	0.4	—	—
Amendments	0.7	(0.7)	—	—
Actuarial (gain) loss	(291.2)	(64.8)	(7.3)	(0.2)
Settlements	(9.9)	(6.1)	—	—
Curtailments	(1.0)	0.5	—	—
Benefits paid	(48.8)	(49.5)	(2.1)	(2.6)
Foreign currency exchange and other	(40.1)	(10.9)	—	—
Administrative expenses paid	(0.2)	(1.0)	—	—
Benefit obligation at end of year	$789.9	$1,152.1	$19.6	$28.1
Change in plan assets:
Fair value of plan assets at beginning of year	$1,081.4	$1,024.1	$—	$—
Actual return on plan assets	(227.9)	96.2	—	—
Employer contributions	19.7	26.7	2.1	2.6
Plan participants’ contributions	0.4	0.4	—	—
Settlements	(64.9)	(6.1)	—	—
Benefits paid	(48.8)	(49.5)	(2.1)	(2.6)
Foreign currency exchange and other	(45.2)	(8.8)	—	—
Administrative expenses paid	(0.9)	(1.6)	—	—
Fair value of plan assets at end of year	$713.8	$1,081.4	$—	$—
Funded status	$(76.1)	$(70.7)	$(19.6)	$(28.1)

In the U.S., 2022 actuarial gains in the projected benefit obligation were primarily the result of an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2022 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined losses of approximately 3% of expected year end obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Other assets	$56.5	$132.1	$—	$—
Current liabilities	(1.6)	(1.5)	(2.2)	(2.5)
Accrued pension and postretirement benefits	(131.0)	(201.3)	(17.4)	(25.6)
Funded status	$(76.1)	$(70.7)	$(19.6)	$(28.1)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2022	2021	2022	2021
Net actuarial loss (gain)	$367.0	$400.0	$(8.4)	$(1.1)
Prior service credit	(1.3)	(1.6)	(2.0)	(3.1)
Total recognized in accumulated other comprehensive loss	$365.7	$398.4	$(10.4)	$(4.2)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. and Non-U.S. plans, are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2022	2021	2022	2021	2022	2021
Projected benefit obligation	$499.7	$669.7	$290.2	$482.4	$789.9	$1,152.1
Accumulated benefit obligation	499.7	669.7	285.1	473.6	784.8	1,143.3
Fair value of plan assets	401.7	522.2	312.1	559.2	713.8	1,081.4
Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2022	2021
Projected benefit obligation	$537.1	$771.6
Accumulated benefit obligation	$533.4	$720.1
Fair value of plan assets	$404.5	$525.2

Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2022	2021	2020	2022	2021	2020
Net Periodic (Benefit) Cost:
Service cost	$5.5	$6.0	$6.4	$0.2	$0.3	$0.3
Interest cost	22.4	18.4	26.1	0.7	0.6	0.9
Expected return on plan assets	(56.4)	(54.6)	(57.5)	—	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(1.1)	(1.1)	(1.1)
Amortization of net loss (gain)	15.2	23.4	19.1	—	—	—
Recognized curtailment (gain) loss	(1.0)	(1.3)	(2.3)	—	—	—
Settlement loss	12.1	1.4	1.7	—	—	—
Net periodic (benefit) cost	$(2.3)	$(6.8)	$(6.8)	$(0.2)	$(0.2)	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	5.43%	2.89%	2.62%	5.40%	2.70%	2.30%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	3.62%	1.47%	0.93%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	4.27%	1.58%	1.07%	N/A	N/A	N/A
Rate of compensation increase	3.33%	3.08%	3.10%	N/A	N/A	N/A
Interest credit rate	1.81%	0.33%	0.29%	N/A	N/A	N/A
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2022	2021	2020	2022	2021	2020
U.S. Plans:
Discount rate	2.89%	2.62%	3.34%	2.70%	2.30%	3.20%
Expected rate of return on plan assets	6.50%	6.50%	7.25%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	1.47%	0.93%	2.83%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	1.58%	1.07%	1.70%	N/A	N/A	N/A
Expected rate of return on plan assets	4.50%	4.45%	5.31%	N/A	N/A	N/A
Rate of compensation increase	3.08%	3.10%	2.89%	N/A	N/A	N/A
Interest credit rate	0.33%	0.29%	0.22%	N/A	N/A	N/A

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
In the U.S. plan, the 6.50% expected rate of return on assets assumption for 2022 reflected a long-term target comprised of an asset allocation range of 25%-75% equity securities, 15%-35% fixed income securities, 10%-35% alternative assets and 0%-10% cash and cash equivalents. As of December 31, 2022, the actual asset allocation for the U.S. plan was 64.3% equity securities, 22.1% fixed income securities, 11.4% alternative assets and 2.1% cash and cash equivalents.
For the non-U.S. plans, the 4.50% expected rate of return on assets assumption for 2022 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2022, the actual weighted average asset allocation for the non-U.S. plans was 15.3% equity securities, 33.2% fixed income securities, 45.4% alternative assets/other and 6.2% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2022	2021
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2033
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows:

	Target Allocation	Actual Allocation
Asset Category December 31,		2022	2021
Equity securities	15%-75%	43%	44%
Fixed income securities	15%-75%	27%	31%
Alternative assets/Other	0%-45%	26%	22%
Cash and money market	0%-10%	4%	3%

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
Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate and hedge funds employing a wide variety of strategies. In 2021, equity securities included Crane Holdings, Co. common stock, which represented 4%of plan assets as of December 31, 2021. There were no holdings of Crane Holdings, Co. common stock in 2022.
The fair value of our pension plan assets as of December 31, 2022, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$27.8	$—	$—	$—	$27.8
Common Stocks
Actively Managed U.S. Equities	31.8	—	—	—	31.8
Commingled and Mutual Funds
U.S. Equity Funds	152.3	—	—	—	152.3
Non-U.S. Equity Funds	74.3	—	—	47.8	122.1
U.S. Fixed Income, Government and Corporate	88.9	—	—	—	88.9
Registered Investment Company	23.3	—	—	—	23.3
Collective Trust	—	—	16.5	18.8	35.3
Non-U.S. Fixed Income, Government and Corporate	—	—	—	103.5	103.5
International Balanced Funds	—	—	—	1.8	1.8
Property Funds	21.7	—	—	—	21.7
Alternative Investments
Insurance / Annuity Contract(s)	—	13.4	—	—	13.4
Hedge Funds and LDI	—	—	—	60.1	60.1
International Property Funds	—	—	—	31.8	31.8
Total Fair Value	$420.1	$13.4	$16.5	$263.8	$713.8

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2022, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2021, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$30.5	$—	$—	$—	$30.5
Common Stocks
Actively Managed U.S. Equities	112.8	—	—	—	112.8
Commingled and Mutual Funds
U.S. Equity Funds	129.1	—	—	—	129.1
Non-U.S. Equity Funds	93.7	—	—	139.3	233.0
U.S. Fixed Income, Government and Corporate	116.2	—	—	—	116.2
Registered Investment Company	34.0	—	—	—	34.0
Collective Trust	—	—	21.7	19.0	40.7
Non-U.S. Fixed Income, Government and Corporate	—	—	—	222.6	222.6
International Balanced Funds	—	—	—	2.1	2.1
Property Funds	29.0	—	—	—	29.0
Alternative Investments
Insurance / Annuity Contract(s)	—	14.7	—	—	14.7
Hedge Funds and LDI	—	—	—	64.0	64.0
International Property Funds	—	—	—	52.7	52.7
Total Fair Value	$545.3	$14.7	$21.7	$499.7	$1,081.4

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2021, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $20.0 million to our defined benefit pension plans during 2023. Cash contributions in subsequent years will depend on a number of factors including the investment performance of plan assets.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2023	$52.0	$2.3
2024	52.0	2.2
2025	53.7	2.1
2026	53.7	1.9
2027	55.2	1.8
2028 to 2032	273.0	7.7
Total payments	$539.6	$18.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental Executive Retirement Plan
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded a pre-tax settlement loss of $0.1 million in 2022. There were no pre-tax settlement gains or losses recorded in 2021. Accrued SERP benefits, which were recorded in Accrued liabilities and Accrued pension and postretirement benefits in the Consolidated Balance Sheets, were $2.2 million and $3.7 million as of December 31, 2022 and 2021, respectively. Employer contributions made to the SERP, which were recorded in Selling, general and administrative expenses in the Consolidated Statement of Operations, were $1.0 million, $0.2 million and $0.2 million in 2022, 2021 and 2020, respectively.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $13.1 million, $12.0 million and $11.8 million in 2022, 2021 and 2020, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $15.5 million, $14.6 million and $14.5 million in 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 – Stock-Based Compensation Plans

At December 31, 2022, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the "2013 Plan"), 2018 Stock Incentive Plan (the "2018 Plan") and 2018 Amended and Restated Stock Incentive Plan (the “2018 Amended & Restated Plan”), applicable to employees and non-employee directors.
The 2013 Plan was approved by the Board of Directors and stockholders at the annual meeting in 2013. The 2013 Plan originally authorized the issuance of up to 9,500,000 shares of stock pursuant to awards under the plan. In 2018, in view of the limited number of shares remaining available under the 2013 Plan, the Board of Directors and stockholders approved the adoption of the 2018 Plan which authorized the issuance of up to 6,500,000 shares of Crane Holdings, Co. stock. In 2021, the Board of Directors and stockholders approved the adoption of the 2018 Amended and Restated Stock Incentive Plan which authorized the issuance of up to 4,710,000 shares of Crane Holdings, Co. stock. No further awards will be made under the 2013 Plan or 2018 Plan.
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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made during the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Dividend yield	2.05%	3.06%	3.05%
Volatility	33.96%	36.28%	27.15%
Risk-free interest rate	1.92%	0.50%	1.23%
Expected lives in years	7.2	5.2	5.2
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
Activity in our stock option plans for the year ended December 31, 2022 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
Options outstanding as of January 1, 2022	2,071	$74.82
Granted	115	101.72
Exercised	(390)	73.37
Canceled	(104)	71.40
Options outstanding as of December 31, 2022	1,692	$77.19	5.84
Options exercisable as of December 31, 2022	1,070	$75.72	4.85

Included in our share-based compensation was expense recognized for our stock option awards of $5.1 million, $6.2 million and $6.6 million in 2022, 2021 and 2020, respectively.

The weighted-average fair value of options granted during 2022, 2021 and 2020 was $32.51, $20.82 and $15.18, respectively. The total fair value of shares vested during 2022, 2021 and 2020 was $5.6 million, $6.3 million and $6.2 million, respectively.
The total intrinsic value of options exercised during 2022, 2021 and 2020 was $11.8 million, $36.4 million and $4.1 million, respectively. The aggregate intrinsic value of exercisable options was $26.5 million, $33.9 million and $29.5 million as of December 31, 2022, 2021 and 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total cash received from these option exercises during 2022, 2021 and 2020 was $22.8 million, $26.4 million and $8.9 million, respectively. The tax benefit realized for the tax deductions from these option exercises was $1.8 million, $5.5 million and $0.5 million as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, there was $6.1 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 1.25 years.

Restricted Share Units and Performance-Based Restricted Share Units
Restricted share units vest at a rate of 25% after the first year, 50% after the second year, 75% after the third year and 100% after the fourth year from the date of grant and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined in three years based on relative total shareholder return for Crane Holdings, Co. compared to the S&P Midcap 400 Capital Goods Group, with payout potential ranging from 0% to 200% but capped at 100% if our three year total shareholder return is negative.
Included in our share-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $19.1 million, $18.7 million and $15.7 million in 2022, 2021 and 2020, respectively. The tax benefit (detriment) for the vesting of the restricted share units was $1.2 million, $(0.1) million and $(0.1) million as of December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, there was $30.3 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.94 years.
Changes in our restricted share units for the year ended December 31, 2022 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2022	548	$82.84
Restricted share units granted	186	101.33
Restricted share units vested	(148)	83.38
Restricted share units forfeited	(44)	83.99
Performance-based restricted share units granted	64	120.68
Performance-based restricted share units vested	(64)	93.05
Performance-based restricted share units forfeited	(13)	92.24
Restricted share units as of December 31, 2022	529	$92.96

Note 8 - Leases
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the third quarter of 2017, we entered a seven-year lease for a used airplane which includes a maximum residual value guarantee of $11.1 million if the fair value of the airplane is less than $14.4 million at the end of the lease term. We do not believe it is probable that any amount will be owed under this guarantee. Therefore, no amount related to the residual value guarantee is included in the lease payments used to measure the right-of-use asset and lease liability. We have not entered any other leases where a residual value guarantee is provided to the lessor.
We do not enter arrangements where restrictions or covenants are imposed by the lessor that, for example, relate to incurring additional financial obligations. Furthermore, we also have not entered into any significant sublease arrangements.
We use our collateralized incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The rate implicit in the lease is generally unknown, as we generally operate in the capacity of the lessee.

Our Consolidated Balance Sheet includes the following related to leases:

(in millions) December 31,	Classification	2022	2021
Assets
Operating right-of-use assets	Other assets	$92.5	$96.8
Liabilities
Current lease liabilities	Accrued liabilities	$19.0	$22.7
Long-term lease liabilities	Other liabilities	78.6	79.4
Total lease liabilities		$97.6	$102.1
The components of lease cost were as follows:

(in millions) December 31,	2022	2021	2020
Operating lease cost	$29.1	$31.9	$33.1
Variable lease cost	6.9	6.3	7.2
Total lease cost	$36.0	$38.2	$40.3
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2022	2021
Weighted-average remaining lease term - operating leases	11.4	9.4
Weighted-average discount rate - operating leases	3.9%	3.6%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2022	2021	2020
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$23.5	$26.9	$26.5
Right-of-use assets obtained in exchange for new operating lease liabilities	$29.7	$17.0	$10.0
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2022
2023	$22.1
2024	18.0
2025	13.3
2026	10.0
2027	8.3
Thereafter	59.8
Total future minimum operating lease payments	$131.5
Imputed interest	33.9
Present value of lease liabilities reported	$97.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2022	2021	2020
U.S. operations	$133.6	$342.1	$124.9
Non-U.S. operations	429.4	160.7	99.6
Total	$563.0	$502.8	$224.5
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2022	2021	2020
Current:
U.S. federal tax	$80.7	$39.0	$11.3
U.S. state and local tax	8.4	3.7	1.6
Non-U.S. tax	90.4	34.2	12.4
Total current	179.5	76.9	25.3
Deferred:
U.S. federal tax	9.2	(8.2)	16.5
U.S. state and local tax	(13.7)	(1.9)	(0.1)
Non-U.S. tax	(13.1)	0.6	1.7
Total deferred	(17.6)	(9.5)	18.1
Total provision for income taxes *	$161.9	$67.4	$43.4
* Included in the above amounts are excess tax benefits from share-based compensation of $3.0 million $5.5 million and $0.6 million in 2022, 2021 and 2020, respectively, which were reflected as reductions in our provision for income taxes in 2022, 2021 and 2020.
A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2022	2021	2020
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(2.3)%	0.2%	(3.1)%
Non-U.S. income inclusion, net of tax credits	2.0%	(1.5)%	2.3%
State and local taxes, net of federal benefit	(1.1)%	0.2%	0.5%
U.S. research and development tax credit	(0.8)%	(0.5)%	(2.3)%
U.S. deduction for foreign - derived intangible income	(1.3)%	(1.0)%	(0.5)%
Deferred tax asset related to the sale of a subsidiary	3.7%	(4.1)%	—%
Nondeductible loss due to Asbestos Divestiture	6.4%	—%	—%
Other	1.2%	(0.9)%	1.4%
Effective tax rate	28.8%	13.4%	19.3%

As of December 31, 2022, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$425.5	$1,454.3
Associated tax	NA *	$15.3
* Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $425.5 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Related to Comprehensive Income
During 2022, 2021 and 2020, tax provision (benefit) of $12.7 million, $29.9 million and $(13.5) million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2022	2021
Deferred tax assets:
Asbestos-related liabilities	$—	$138.9
Tax loss and credit carryforwards	97.7	111.2
Inventories	31.9	29.3
Deferred tax asset related to the sale of a subsidiary	—	20.6
Capitalized Research and Development	17.8	—
Pension and Post Retirement Benefits	8.4	24.1
Accrued Bonuses and Stock Based Compensation	10.2	10.4
Other	32.4	25.5
Total	$198.4	$360.0
Less: valuation allowance	99.7	141.5
Total deferred tax assets, net of valuation allowance	$98.7	$218.5
Deferred tax liabilities:
Basis difference in fixed assets	$(39.3)	$(47.4)
Basis difference in intangible assets	(198.2)	(208.2)
Deferred Tax on Non-U.S. Unremitted Earnings	(15.3)	(14.3)
Other	—	(7.8)
Total deferred tax liabilities	$(252.8)	$(277.7)
Net deferred tax asset (liability)	$(154.1)	$(59.2)
Balance sheet classification:
Long-term deferred tax assets	8.3	17.7
Long-term deferred tax liability	(162.4)	(76.9)
Net deferred tax asset (liability)	$(154.1)	$(59.2)
As of December 31, 2022, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2023-2027	$—	$—	$2.7	$111.2	$4.2
After 2027	4.8	0.7	0.9	760.7	3.7
Indefinite	—	—	20.8	10.5	117.5
Total tax carryforwards	$4.8	$0.7	$24.4	$882.4	$125.4
Deferred tax asset on tax carryforwards	$4.8	$0.1	$19.3	$44.2	$29.4	$97.8
Valuation allowance on tax carryforwards	(4.8)	(0.1)	(19.0)	(42.8)	(24.7)	(91.4)
Net deferred tax asset on tax carryforwards	$—	$—	$0.3	$1.4	$4.7	$6.4
As of December 31, 2022 and 2021, we determined that it was more likely than not that $91.4 million and $106.4 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2022 and 2021, a valuation allowance of $8.3 million and $35.1 million, respectively, was established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2022 and 2021 was $99.7 million and $141.5 million, respectively.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2022	2021	2020
Balance of liability as of January 1,	$31.6	$34.0	$39.8
Increase as a result of tax positions taken during a prior year	—	0.7	5.4
Decrease as a result of tax positions taken during a prior year	(0.6)	(0.3)	(0.4)
Increase as a result of tax positions taken during the current year	3.1	2.6	1.8
Decrease as a result of settlements with taxing authorities	—	(0.8)	(2.5)
Reduction as a result of a lapse of the statute of limitations	(5.9)	(4.6)	(10.1)
Balance of liability as of December 31,	$28.2	$31.6	$34.0
As of December 31, 2022, 2021 and 2020, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $30.3 million, $33.5 million and $32.6 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2022, 2021 and 2020, we recognized interest and penalty (income)/ expense of $(0.1) million, $(2.6) million and $0.5 million, respectively, in our Consolidated Statements of Operations. As of December 31, 2022 and 2021, we had accrued $4.8 million and $4.9 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $7.5 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years for which we filed returns that are open to examination are as follows:

Jurisdiction	Year
U.S. federal	2019 - 2021
U.S. state and local	2016 - 2021
Non-U.S.	2016 - 2021
Currently, we and our subsidiaries are under examination in various jurisdictions, including Germany (2016 through 2019), Canada (2013 through 2018) and Luxembourg (2017 through 2018).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2022	2021
Employee related expenses	$156.6	$181.9
Warranty	7.4	8.6
Current lease liabilities	19.0	22.7
Contract liabilities	142.9	101.1
Other	138.3	128.4
Total	$464.2	$442.7
We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in "Cost of sales" in our Consolidated Statements of Operations.

Note 11 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2022	2021
Environmental	$17.6	$25.8
Long-term lease liabilities	78.6	79.4
Other	42.5	56.0
Total	$138.7	$161.2

Note 12 - Commitments and Contingencies

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

As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco have been removed from Crane Holdings, Co.’s consolidated balance sheets effective August 12, 2022 and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company no longer has any obligation with respect to pending and future asbestos claims. As such, Redco has been deconsolidated from our 2022 financial results, as we no longer maintain control of the entity. Therefore, for the year ended December 31, 2022, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco are no longer reported on the consolidated balance sheet. The Company recorded a loss on the divestiture of asbestos-related assets and liabilities of $162.4 million in the third quarter of 2022, including transaction expenses of $13.5 million.

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

The gross settlement and defense costs incurred (before insurance recoveries and tax effects) by us for the years ended December 31, 2022, 2021 and 2020 totaled $35.8 million, $55.2 million and $50.9 million, respectively. Our total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the years ended December 31, 2022, 2021 and 2020 totaled $29.3 million, $44.9 million and $31.1 million, respectively. Detailed below are the comparable amounts for the periods indicated.

(in millions)
For the year ended December 31,	2022	2021	2020
Settlement / indemnity costs incurred (a)	$29.4	$40.6	$35.3
Defense costs incurred (a)	6.4	14.6	15.6
Total costs incurred	$35.8	$55.2	$50.9

Settlement / indemnity payments	$33.8	$42.6	$24.7
Defense payments	6.1	15.4	16.7
Insurance receipts	(10.6)	(13.1)	(10.3)
Pre-tax cash payments, net	$29.3	$44.9	$31.1

(a)	Before insurance recoveries and tax effects.
Other Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of December 31, 2022 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.
Pursuant to the terms of the Redco Purchase Agreement (referenced above), Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include that Crane Company has agreed to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. has guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Upon consummation of the previously announced

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
separation transaction pursuant to which, among other things, all outstanding shares of Crane Company will be distributed to Crane Holdings, Co.’s stockholders, Crane Holdings, Co. will be released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and ultimately Crane Company following the above-referenced separation transaction, will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and a further transfer of this environmental liability to Crane Company upon effectiveness of the separation transaction is expected. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, and Crane Holdings, Co. (as guarantor until the time of the separation transaction), have agreed to indemnify Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below to “we”, and “us” refer to Crane Holdings, Co. in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI is now an indirect subsidiary of Crane Holdings, Co. and will become an indirect subsidiary of Crane Company following the separation transaction. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $24.8 million and $32.3 million as of December 31, 2022 and 2021, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.7 million and $7.1 million as of December 31, 2022 and 2021, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular, the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of December 31, 2022 and 2021, we recorded a receivable of $4.8 million and $7.3 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
Other Environmental Matters
Roseland, NJ Site
The Roseland Site was operated by Resistoflex Corporation (“Resistoflex”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired Resistoflex’s parent company, UniDynamics Corporation. Resistoflex manufactured specialty lined pipe and fittings at the site from the 1950s until it was closed in the mid-1980s. We undertook an extensive soil remediation effort at the Roseland Site following our closure and had been monitoring the Site’s condition in the years that followed. In response to changes in remediation standards, in 2014 we began to conduct further site characterization and delineation studies at the Site. We are in the late stages of our remediation activities at the Site, which include a comprehensive delineation of contaminants of concern in soil, groundwater, surface water, sediment, and indoor air in certain buildings, all in accordance with the New Jersey Department of Environmental Protection guidelines and directives.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marion, IL Site
Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent. A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision may be issued. As noted above, we have agreed to indemnify Redco Buyer against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

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

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of response costs, subject to consummation of a mutually-agreeable consent decree, but we at present cannot predict whether or when these negotiations will result in a definitive agreement, or when any determination of the ultimate allocable shares of GD-OTS and U.S. Government response costs for which we may be liable is likely to be completed. It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing defense and indemnity coverage, subject to reservations of rights.

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2022 2021 and 2020, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13 – Financing
Our debt as of December 31, 2022 and 2021 consisted of the following:

(in millions) December 31,	2022	2021
364-Day Credit Agreement	$399.6	$—
4.45% notes due December 2023	299.7	—
Total short-term borrowings	$699.3	$—

4.45% notes due December 2023	$—	$299.4
6.55% notes due November 2036	198.6	198.5
4.20% notes due March 2048	346.5	346.3
Other deferred financing costs associated with credit facilities	(1.4)	(1.8)
Total long-term debt	$543.7	$842.4
Debt discounts and debt issuance costs totaled $5.6 million and $5.7 million as of December 31, 2022 and 2021, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

364-Day Credit Agreement - On August 11, 2022, the Company entered a new senior unsecured 364-day credit facility (the “364-Day Credit Agreement”) under which it borrowed term loans denominated in U.S. dollars (the “Term Loans”) in an aggregate principal amount of $400 million. Interest on the Term Loans accrues at a rate per annum equal to, at the Company’s option, (a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that is determined based upon the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or (b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a margin of 1.25% or 1.50% that is determined based upon the Index Debt Rating. The 364-Day Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type.
Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. We may issue short-term, unsecured commercial paper notes pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The other terms and conditions of the CP Program remain the same. Amounts available under the CP Program may be borrowed, repaid and re-borrowed from time to time. The notes will have maturities of up to 397 days from date of issue. The notes rank at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of December 31, 2022 and 2021, there was no outstanding borrowings, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other - As of December 31, 2022, we had open standby letters of credit of $66.8 million issued pursuant to a $170.3 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2021, we had open standby letters of credit of $49.5 million issued pursuant to a $162.7 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
Revolving Credit Facility - On July 28, 2021, we entered into a $650 million, 5-year Revolving Credit Agreement (the “2021 Facility”), which replaced the $550 million revolving credit facility that we had entered into in December 2017. The 2021 Facility allows us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. Interest on loans made under the 2021 Facility accrues, at our option, at a rate per annum equal to (1) a base rate, plus a margin ranging from 0.00% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBO rate or the applicable replacement rate (determined based on “hardwired” LIBOR transition provisions consistent with those published by the Alternative References Rates Committee) for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating. The 2021 Facility contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We must also maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2021 Facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of us. The undrawn portion of this revolving credit agreement is also available to serve as a backstop facility for the issuance of commercial paper. As of December 31, 2022 and 2021, there were no outstanding borrowings.
As of December 31, 2022, our total debt to total capitalization ratio was 39.5%, computed as follows:

(in millions)
Total debt	$1,243.0
Equity	1,904.0
Capitalization	$3,147.0
Total indebtedness to capitalization	39.5%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $89.7 million and $3.0 million as of December 31, 2022 and 2021, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated Balance Sheets and were $5.9 million and $0.0 million as of the years ended December 31, 2022 and 2021, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated Balance Sheets and there were no derivative liabilities for the years ended December 31, 2022 and 2021, respectively.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.4 million and $1.6 million as of December 31, 2022 and 2021, respectively. These investments are included in “Other assets” on our Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $753.1 million and $984.9 million as of December 31, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15 – Restructuring
Overview
2022 Repositioning - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 300 employees, or about 3% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a charge of $14.4 million for the year ended December 31, 2022.
2020 Repositioning - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 1,200 employees, or about 11% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We have completed this program and do not expect to incur additional restructuring charges. We recorded restructuring gain of $3.7 million for the year ended December 31, 2021. We recorded a charge of $32.1 million for the year ended December 31, 2020.
2019 Repositioning - In the fourth quarter of 2019, we initiated actions to consolidate two manufacturing operations in Europe within our Process Flow Technologies segment. In 2020, we recorded additional severance costs related to the final negotiation with the works council/union at both locations. These actions, taken together, included workforce reductions of approximately 180 employees, or less than 1% of our global workforce. We expect to complete the program in the fourth quarter of 2023. We recorded a gain of $4.0 million in 2022. We recorded charges of $0.1 million and $6.1 million for the years ended December 31, 2021 and 2020, respectively.
2017 Repositioning - In the fourth quarter of 2017, we initiated broad-based repositioning actions designed to improve profitability. These actions included headcount reductions of approximately 300 employees, or about 3% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We completed the program and do not expect to incur additional restructuring charges. We recorded a restructuring gain of $13.3 million and $6.2 million for the years ended December 31, 2021 and 2020 respectively.
Other Restructuring - In the second quarter of 2020, we recorded other restructuring costs within our Payment & Merchandising Technologies segment. We do not expect to incur additional restructuring charges.
Restructuring Charges (Gains), Net
We recorded restructuring charges (gains) which are reflected in the Consolidated Statements of Operations, as follows:

(in millions) For the year ended December 31,	2022	2021	2020
Aerospace & Electronics	$1.5	$—	$6.5
Process Flow Technologies	2.3	(13.2)	6.1
Payment & Merchandising Technologies	6.2	(3.7)	19.1
Engineering Materials	0.4	—	0.6
Total restructuring charges (gains), net	$10.4	$(16.9)	$32.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our restructuring charges (gains) by program, cost type and segment for the years ended December 31, 2022, 2021 and 2020:

	December 31, 2022					December 31, 2021					December 31, 2020
(in millions)	Severance		Other		Total	Severance		Other		Total	Severance	Other		Total
Aerospace & Electronics	$1.5		$—		$1.5	$—		$—		$—	$—	$—		$—
Process Flow Technologies	6.3		$—		6.3	—		—		—	—	—		—
Payment & Merchandising Technologies	5.7		$0.5		6.2	—		—		—	—	—		—
Engineered Materials	0.4		$—		0.4	—		—		—	—	—		—
2022 Repositioning	13.9		0.5		14.4	—		—		—	—	—		—

Aerospace & Electronics	$—		$—		$—	$—		$—		$—	$6.5	$—		$6.5
Process Flow Technologies	—		—		—	(0.1)	(a)	—		(0.1)	3.8	—		3.8
Payment & Merchandising Technologies	—		—		—	(0.8)	(a)	(2.8)		(3.6)	16.6	4.6	(b)	21.2
Engineered Materials	—		—		—	—		—		—	0.6	—		0.6
2020 Repositioning	—		—		—	(0.9)	(a)	(2.8)		(3.7)	27.5	4.6		32.1

Process Flow Technologies	$(1.2)	(a)	$(2.8)	(c)	$(4.0)	$0.1		$—		$0.1	$6.1	$—		$6.1
2019 Repositioning	(1.2)	(a)	(2.8)	(c)	(4.0)	0.1		—		0.1	6.1	—		6.1

Process Flow Technologies	$—		$—		$—	$(0.4)	(a)	$(12.7)	(c)	$(13.1)	$(3.8)	$—		$(3.8)
Payment & Merchandising Technologies	—		—		—	(0.2)	(a)	—		(0.2)	(0.9)	(1.5)	(c)	(2.4)
2017 Repositioning	—		—		—	(0.6)	(a)	(12.7)	(c)	(13.3)	(4.7)	(1.5)	(c)	(6.2)

Payment & Merchandising Technologies	$—		$—		$—	$—		$—		$—	$0.3	$—		$0.3
Other Restructuring	—		—		—	—		—		—	0.3	—		0.3

Total	$12.7		$(2.3)		$10.4	$(1.4)		$(15.5)		$(16.9)	$29.2	$3.1		$32.3

(a)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
(b)	Primarily reflects non-cash charges related to the impairment of ROU assets and leasehold improvements associated with the exit of the three leased facilities in 2020.
(c)	Reflects a pre-tax gain related to the sale of real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the cumulative restructuring costs incurred through December 31, 2022. We do not expect to incur additional facility consolidation costs to complete these actions as of December 31, 2022.

	Cumulative Restructuring Costs
(in millions)	Severance	Other	Total
Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.3	—	6.3
Payment & Merchandising Technologies	5.7	0.5	6.2
Engineered Materials	0.4	—	0.4
2022 Repositioning	13.9	0.5	14.4

Aerospace & Electronics	$6.5	$—	$6.5
Process Flow Technologies	3.7	—	3.7
Payment & Merchandising Technologies	15.8	1.8	17.6
Engineered Materials	0.6	—	0.6
2020 Repositioning	26.6	1.8	28.4

Process Flow Technologies	14.9	(2.8)	12.1
2019 Repositioning	14.9	(2.8)	12.1

Aerospace & Electronics	1.3	(1.4)	(0.1)
Process Flow Technologies	13.1	(12.7)	0.4
Payment & Merchandising Technologies	11.5	0.7	12.2
2017 Repositioning	$25.9	$(13.4)	$12.5
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2022 Repositioning	2020 Repositioning	2019 Repositioning	2017 Repositioning	Total
Severance:
Balance as of December 31, 2020 (c)	$—	$4.2	$16.0	$4.7	$24.9
Expense (a)	—	—	0.1	—	0.1
Adjustments (b)	—	(0.9)	—	(0.5)	(1.4)
Utilization	—	(3.3)	(4.6)	(3.5)	(11.4)
Balance as of December 31, 2021 (c)	$—	$—	$11.5	$0.7	$12.2
Charges (Gain) (a)	14.4	—	(1.2)	—	13.2
Adjustments (b)	—	—	—	—	—
Utilization	(0.2)	—	(7.9)	(0.7)	(8.8)
Balance as of December 31, 2022 (c)	$14.2	$—	$2.4	$—	$16.6

(a)	Included within “Restructuring charges (gains), net” in the Consolidated Statements of Operations
(b)	Included within “Restructuring charges (gains), net” in the Consolidated Statements of Operations and reflects changes in estimates for increases and decreases in costs
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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2022, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2022. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane Holdings, Co.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Crane Holdings, Co. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those consolidated financial statements.

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
March 1, 2023

Item 9B. Other Information
None

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2023 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation l4A on or about June 5, 2023 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.craneco.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2023 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about June 5, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2023 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about June 5, 2023.

As of December 31, 2022:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2018 Stock Incentive Plan (and predecessor plans)	2,148,776	[a]	$75.45	—
2018 Amended and Restated Stock Incentive Plan	436,752		$101.72	4,520,597
Equity compensation plans not approved by security holders	—		$—	—
Total	2,585,528		$77.19	4,520,597
a Includes 386,078 restricted share units (“RSUs”), 120,260 deferred stock units (“DSUs”) and 387,678 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 2,391,689. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2023 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about June 5, 2023.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2023 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about June 5, 2023.

Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated Financial Statements:
(b) Exhibits

Exhibit No.	Description
Exhibit 10.1	Offer Letter, dated September 27, 2022, between the Company and Aaron Saak (filed herewith). *
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Management Contracts or Compensatory Plans, Contracts or Arrangements.

Exhibits to Form 10-K — Documents incorporated by reference:

(2)	Plan of acquisition, reorganization, liquidation, or succession
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

(3)	Certificate of Incorporation and Bylaws:
(3)(a)	Amended and Restated Certificate of Incorporation of Crane Holdings, Co. (incorporated by reference to Exhibit 3.1 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).
3 (b)	Amended and Restated By-laws of Crane Holdings, Co. (incorporated by reference to Exhibit 3.2 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).
(4)	Instruments Defining the Rights of Security Holders:
(4)(a)
Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(a)(1)
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

(4)(c)(3)	Form of Note for 4.200% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 5, 2018).
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
10(c)
Amendment No. 1, dated as of May 16, 2022, by and among Crane Holdings, Co., Crane Co., CR Holdings C.V., each Lender party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on May 16, 2022).

10(d)
364-Day Credit Agreement, dated as of August 11, 2022, by and among Crane Holdings, Co., as borrower, the financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Crane Holdings, Co.'s Current Report on Form 8-K filed on August 15, 2022).

(iii)	Management Contracts or Compensatory Plans, Contracts or Arrangements
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

CRANE HOLDINGS, CO. (Registrant)

By /s/ MAX H. MITCHELL
Max H. Mitchell President and Chief Executive Officer Date 3/1/2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ MAX H. MITCHELL	/s/ RICHARD A. MAUE	/s/ CHRISTINA CRISTIANO
Max H. Mitchell President, Chief Executive Officer and Director	Richard A. Maue Executive Vice President Chief Financial Officer (Principal Financial Officer)	Christina Cristiano Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 3/1/2023	Date 3/1/2023	Date 3/1/2023
Directors

/s/ JAMES L.L. TULLIS	/s/ MARTIN R. BENANTE	/s/ MICHAEL DINKINS
James L.L. Tullis	Martin R. Benante	Michael Dinkins
Date 3/1/2023	Date 3/1/2023	Date 3/1/2023

/s/ RONALD C. LINDSAY	/s/ ELLEN MCCLAIN	/s/ CHARLES G. MCCLURE, JR.
Ronald C. Lindsay	Ellen McClain	Charles G. McClure, Jr.
Date 3/1/2023	Date 3/1/2023	Date 3/1/2023

/s/ JENNIFER M. POLLINO	/s/ JOHN S. STROUP
Jennifer M. Pollino	John S. Stroup
Date 3/1/2023	Date 3/1/2023