Form 10-Q
period 2023-03-31
Crane NXT, Co.
filed 2023-05-10
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number: 1-1657
CRANE NXT, CO.
(Exact name of registrant as specified in its charter)

Delaware	88-0706021
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

950 Winter Street 4th Floor	Waltham	MA	02451
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 610-430-2510
(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00	CXT	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2023
Common stock, $1.00 Par Value – 56,730,163 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Crane Holdings, Co." and the "Company" mean Crane NXT, Co. and our subsidiaries. Prior to April 3, 2023, Crane NXT, Co. was named “Crane Holdings, Co.” Accordingly, we refer to Crane NXT, Co. as “Crane Holdings, Co.” in certain disclosures that are as of dates or related to periods ended prior to April 3, 2023.

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Net sales	$842.9	$871.5
Operating costs and expenses:
Cost of sales	481.3	526.2
Selling, general and administrative	209.4	198.3
Operating profit	152.2	147.0
Other (expense) income:
Interest income	1.0	0.3
Interest expense	(17.0)	(11.1)
Miscellaneous (expense) income, net	(2.4)	3.5
Total other expense, net	(18.4)	(7.3)
Income before income taxes	133.8	139.7
Provision for income taxes	28.1	34.7
Net income attributable to common shareholders	$105.7	$105.0

Earnings per share:
Basic	$1.87	$1.84
Diluted	$1.84	$1.81

Average shares outstanding:
Basic	56.5	57.1
Diluted	57.3	57.9

Dividends per share	$0.47	$0.47

See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income before allocation to noncontrolling interests	$105.7	$105.0
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	12.7	(21.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.3
Other comprehensive income (loss), net of tax	15.4	(18.3)
Comprehensive income before allocation to noncontrolling interests	121.1	86.7
Less: Noncontrolling interests in comprehensive income	(0.1)	0.1
Comprehensive income attributable to common shareholders	$121.2	$86.6
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$510.2	$657.6
Accounts receivable, net of allowance for doubtful accounts of $16.9 as of March 31, 2023 and $14.1 as of December 31, 2022	499.5	474.7
Inventories, net:
Finished goods	106.0	83.3
Finished parts and subassemblies	74.5	70.7
Work in process	42.3	39.9
Raw materials	270.1	245.9
Inventories, net	492.9	439.8
Other current assets	193.2	179.8
Total current assets	1,695.8	1,751.9
Property, plant and equipment:
Cost	1,268.9	1,250.8
Less: accumulated depreciation	760.9	740.9
Property, plant and equipment, net	508.0	509.9
Long-term deferred tax assets	9.9	8.3
Other assets	184.9	176.0
Intangible assets, net	406.5	416.6
Goodwill	1,530.9	1,527.5
Total assets	$4,336.0	$4,390.2
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2023	December 31, 2022
Liabilities and equity
Current liabilities:
Short-term borrowings	$308.5	$699.3
Accounts payable	247.1	286.6
Accrued liabilities	395.9	464.2
U.S. and foreign taxes on income	23.0	38.1
Total current liabilities	974.5	1,488.2
Long-term debt	880.7	543.7
Accrued pension and postretirement benefits	153.9	153.2
Long-term deferred tax liability	161.1	162.4
Other liabilities	148.1	138.7
Total liabilities	2,318.3	2,486.2
Commitments and contingencies (Note 10)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,440,983 shares issued	72.4	72.4
Capital surplus	376.8	373.8
Retained earnings	2,901.9	2,822.8
Accumulated other comprehensive loss	(487.8)	(503.3)
Treasury stock	(848.1)	(864.3)
Total shareholders’ equity	2,015.2	1,901.4
Noncontrolling interests	2.5	2.6
Total equity	2,017.7	1,904.0
Total liabilities and equity	$4,336.0	$4,390.2

Share data:
Common shares issued	72,440,983	72,426,389
Less: Common shares held in treasury	15,715,676	16,101,007
Common shares outstanding	56,725,307	56,325,382
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Operating activities:
Net income attributable to common shareholders	$105.7	$105.0
Depreciation and amortization	28.6	28.6
Stock-based compensation expense	6.3	5.9
Defined benefit plans and postretirement credit	5.3	(2.7)
Deferred income taxes	(0.1)	(0.9)
Cash used for operating working capital	(215.0)	(183.7)
Defined benefit plans and postretirement contributions	(1.8)	(2.8)
Environmental payments, net of reimbursements	(1.3)	(1.3)
Asbestos related payments, net of insurance recoveries	—	(7.5)
Other	1.5	3.9
Total used for operating activities	(70.8)	(55.5)
Investing activities:
Proceeds from disposition of capital assets	0.1	—
Capital expenditures	(12.9)	(13.0)
Total used for investing activities	(12.8)	(13.0)
Financing activities:
Dividends paid	(26.6)	(26.7)
Reacquisition of shares on open market	—	(175.8)
Stock options exercised, net of shares reacquired	12.8	0.7
Debt issuance costs	(4.0)	—
Net borrowings from issuance of commercial paper with maturities of 90 days or less	—	104.0
Proceeds from term loan	350.0	—
Repayment of term loan	(400.0)	—
Total used for financing activities	(67.8)	(97.8)
Effect of exchange rates on cash and cash equivalents	4.0	(5.1)
Decrease in cash and cash equivalents	(147.4)	(171.4)
Cash and cash equivalents at beginning of period	657.6	478.6
Cash and cash equivalents at end of period	$510.2	$307.2
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2023	2022
Detail of cash used for operating working capital:
Accounts receivable	$(22.4)	$(52.0)
Inventories	(50.3)	(35.2)
Other current assets	(16.5)	(5.9)
Accounts payable	(40.7)	(9.3)
Accrued liabilities	(69.9)	(100.1)
U.S. and foreign taxes on income	(15.2)	18.8
Total	$(215.0)	$(183.7)

Supplemental disclosure of cash flow information:
Interest paid	$14.3	$7.4
Income taxes paid	$42.3	$13.7
See Notes to Condensed Consolidated Financial Statements.

CRANE HOLDINGS, CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	72.4	$373.8	$2,822.8	$(503.3)	$(864.3)	$1,901.4	$2.6	$1,904.0
Net income	—	—	105.7	—	—	105.7	—	105.7
Cash dividends ($0.47 per share)	—	—	(26.6)	—	—	(26.6)	—	(26.6)
Exercise of stock options, net of shares reacquired of 297,539 shares	—	—	—	—	19.8	19.8	—	19.8
Impact from settlement of share-based awards, net of shares acquired	—	(3.3)	—	—	(3.6)	(6.9)	—	(6.9)
Stock-based compensation expense	—	6.3	—	—	—	6.3	—	6.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	2.7	—	2.7	—	2.7
Currency translation adjustment	—	—	—	12.8	—	12.8	(0.1)	12.7
BALANCE MARCH 31, 2023	72.4	$376.8	$2,901.9	$(487.8)	$(848.1)	$2,015.2	$2.5	$2,017.7

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2021	72.4	$363.9	$2,527.3	$(440.2)	$(691.1)	$1,832.3	$2.8	$1,835.1
Net income	—	—	105.0	—	—	105.0	—	105.0
Cash dividends ($0.47 per share)	—	—	(26.4)	—	—	(26.4)	—	(26.4)
Reacquisition on open market of 1,699,949 shares	—	—	—	—	(175.8)	(175.8)	—	(175.8)
Exercise of stock options, net of shares reacquired of 79,214 shares	—	—	—	—	6.1	6.1	—	6.1
Impact from settlement of share-based awards, net of shares acquired	—	(5.1)	—	—	(0.3)	(5.4)	—	(5.4)
Stock-based compensation expense	—	5.9	—	—	—	5.9	—	5.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	3.3	—	3.3	—	3.3
Currency translation adjustment	—	—	—	(21.7)	—	(21.7)	0.1	(21.6)
BALANCE MARCH 31, 2022	72.4	$364.7	$2,605.9	$(458.6)	$(861.1)	$1,723.3	$2.9	$1,726.2
See Notes to Condensed Consolidated Financial Statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and the instructions to Form 10-Q and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These interim condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
As used in these notes, the terms "we," "us," "our," and the "Company" mean Crane Holdings, Co., which was renamed “Crane NXT, Co.” on April 3, 2023.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures. Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified to conform to the current period presentation.
Separation
On April 3, 2023, the Company, was separated into two independent, publicly-traded companies, in a transaction in which the Company retained its Payment & Merchandising Technologies segment and spun off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to the Company’s stockholders (the “Separation”).
Recent Accounting Pronouncements
The Company considered the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Condensed Consolidated Statement of Operations, Balance Sheets and Cash Flows.
Note 2 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of March 31, 2023, we had four reportable segments: Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, insurance receivables, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of March 31, 2023 are as follows:
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
Process Flow Technologies
The Process Flow Technologies segment is a provider of highly engineered fluid handling equipment for mission critical applications that require high reliability. The segment is comprised of Process Valves and Related Products, Commercial Valves, and Pumps and Systems. Process Valves and Related Products include on/off valves and related products for critical and demanding applications in the chemical, oil & gas, power, and general industrial end markets globally. Commercial Valves includes the manufacturing of valves and related products for the non-residential construction, general industrial, and to a lesser extent, municipal markets. Pumps and Systems include pumps and related products primarily for water and wastewater applications in the industrial, municipal, commercial and military markets.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Engineered Materials
The Engineered Materials segment manufactures fiberglass-reinforced plastic ("FRP") panels and coils, primarily for use in the manufacturing of recreational vehicles ("RVs"), truck bodies and trailers (Transportation), with additional applications in commercial and industrial buildings (Building Products). In the second quarter of 2022, Engineered Materials segment was no longer classified as held for sale and as such, the results of Engineered Materials segment are presented as continuing operations from second quarter of 2022. This change was applied on retroactive basis.
Financial information by reportable segment is set forth below.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net sales:
Aerospace & Electronics	$180.1	$157.2
Process Flow Technologies	271.4	311.3
Payment & Merchandising Technologies	329.1	332.6
Engineered Materials	62.3	70.4
Total	$842.9	$871.5

Operating profit:
Aerospace & Electronics	$37.7	$28.1
Process Flow Technologies	63.3	49.0
Payment & Merchandising Technologies	79.4	84.2
Engineered Materials	11.4	13.4
Corporate	(39.6)	(27.7)
Total	$152.2	$147.0
Interest income	1.0	0.3
Interest expense	(17.0)	(11.1)
Miscellaneous (expense) income, net	(2.4)	3.5
Income before income taxes	$133.8	$139.7

(in millions)	March 31, 2023	December 31, 2022
Assets:
Aerospace & Electronics	$698.9	$663.3
Process Flow Technologies	1,073.3	1,064.7
Payment & Merchandising Technologies	2,103.5	2,125.9
Engineered Materials	231.2	218.6
Corporate	229.1	317.7
Total	$4,336.0	$4,390.2

(in millions)	March 31, 2023	December 31, 2022
Goodwill:
Aerospace & Electronics	$202.3	$202.3
Process Flow Technologies	319.5	317.3
Payment & Merchandising Technologies	837.8	836.6
Engineered Materials	171.3	171.3
Total	$1,530.9	$1,527.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 3 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Aerospace & Electronics
Commercial Original Equipment	$68.4	$58.7
Military and Other Original Equipment	61.9	57.4
Commercial Aftermarket Products	37.9	28.6
Military Aftermarket Products	11.9	12.5
Total Aerospace & Electronics	$180.1	$157.2

Process Flow Technologies
Process Valves and Related Products	$202.9	$182.9
Commercial Valves	30.6	98.2
Pumps and Systems	37.9	30.2
Total Process Flow Technologies	$271.4	$311.3

Payment & Merchandising Technologies
Payment Acceptance and Dispensing Products	$223.8	$211.0
Banknotes and Security Products	105.3	121.6
Total Payment & Merchandising Technologies	$329.1	$332.6

Engineered Materials
FRP - Recreational Vehicles	$20.3	$35.7
FRP - Building Products	32.3	27.4
FRP - Transportation	9.7	7.3
Total Engineered Materials	$62.3	$70.4
Net sales	$842.9	$871.5
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of March 31, 2023, total backlog was $1,580.5 million. We expect to recognize approximately 84% of our remaining performance obligations as revenue in 2023, an additional 14% in 2024 and the balance thereafter.
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

(in millions)	March 31, 2023	December 31, 2022
Contract assets	$97.0	$88.6
Contract liabilities	$150.4	$142.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We recognized revenue of $38.1 million during the three-month period ended March 31, 2023, related to contract liabilities as of December 31, 2022.
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2023	2022
Net income attributable to common shareholders	$105.7	$105.0

Average basic shares outstanding	56.5	57.1
Effect of dilutive share-based awards	0.8	0.8
Average diluted shares outstanding	57.3	57.9

Earnings per basic share	$1.87	$1.84
Earnings per diluted share	$1.84	$1.81

Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive was 0.4 million and 0.3 million for the three months ended March 31, 2023, and 2022, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Condensed Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Postretirement Items	Currency Translation Adjustment	Total [a]
Balance as of December 31, 2022	$(271.9)	$(231.4)	$(503.3)
Other comprehensive income (loss) before reclassifications	—	12.8	12.8
Amounts reclassified from accumulated other comprehensive loss	2.7	—	2.7
Net period other comprehensive income (loss)	2.7	12.8	15.5
Balance as of March 31, 2023	$(269.2)	$(218.6)	$(487.8)

[a]	Net of tax benefit of $107.3 million and $106.6 million as of March 31, 2023 and December 31, 2022, respectively.

The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month ended March 31, 2023, and 2022. Amortization of pension and postretirement components has been recorded within “Miscellaneous (expense) income, net” on our Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2023	2022
Amortization of pension items:
Net loss	3.8	4.8
Amortization of postretirement items:
Prior service costs	(0.2)	(0.3)
Net gain	(0.2)	—
Total before tax	$3.4	$4.5
Tax impact	0.7	1.2
Total reclassifications for the period	$2.7	$3.3

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$1.3	$1.3	$—	$0.1
Interest cost	9.5	5.2	0.2	0.2
Expected return on plan assets	(12.2)	(13.9)	—	—
Amortization of prior service cost	—	—	(0.2)	(0.3)
Amortization of net (gain) loss	3.8	4.8	(0.2)	—
Settlement loss	1.8	—	—	—
Curtailment loss	1.1	—	—	—
Net periodic loss (benefit)	$5.3	$(2.6)	$(0.2)	$—

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous (expense) income, net” in our Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Condensed Consolidated Statements of Operations.

We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2023	$20.0	$2.3
Amounts contributed during the three months ended March 31, 2023	$0.3	$1.5

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2023	2022
Effective Tax Rate	21.0%	25.0%

Our effective tax rate for the three months ended March 31, 2023 is lower than the prior year’s comparable period primarily due to the greater benefit related to share-based compensation partially offset by higher non-U.S. taxes.
Our effective tax rate attributable to continuing operations for the three months ended March 31, 2023 is equal to the statutory U.S. federal tax rate of 21%. The effective tax rate is the result of permanent increases and decreases that net against each other and offset.

Unrecognized Tax Benefits
During the three months ended March 31, 2023, our gross unrecognized tax benefits, excluding interest and penalties, increased by $0.5 million, primarily due to increases in tax positions taken in the current periods, partially offset by reductions as a result of positions taken during prior period. During the three months ended March 31, 2023, the total amount of unrecognized tax benefits that, if recognized, would cause our effective tax rate to increase by $0.8 million . The difference between these amounts relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.

During the three months ended March 31, 2023, we recognized $0.5 million of interest expense related to unrecognized tax benefits in our Condensed Consolidated Statement of Operations. As of March 31, 2023 and December 31, 2022, the total amount of accrued interest and penalty expense related to unrecognized tax benefits recorded in our Condensed Consolidated Balance Sheets was $5.3 million and $4.8 million, respectively.

During the next twelve months, it is reasonably possible that our unrecognized tax benefits may decrease by $13.4 million due to expiration of statutes of limitations and settlements with tax authorities. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 8 - Goodwill and Intangible Assets
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” as it relates to the accounting for goodwill in our condensed consolidated financial statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value for our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of March 31, 2023, we had six reporting units.
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

Changes to goodwill are as follows:

(in millions)	Aerospace & Electronics	Process Flow Technologies	Payment & Merchandising Technologies	Engineered Materials	Total
Balance as of December 31, 2022	$202.3	$317.3	$836.6	$171.3	$1,527.5
Currency translation	—	2.2	1.2	—	3.4
Balance as of March 31, 2023	$202.3	$319.5	$837.8	$171.3	$1,530.9
As of March 31, 2023, we had $406.5 million of net intangible assets, of which $67.4 million were intangibles with indefinite useful lives. As of December 31, 2022, we had $416.6 million of net intangible assets, of which $67.3 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at beginning of period, net of accumulated amortization	$416.6	$467.1
Amortization expense	(10.4)	(41.7)
Currency translation and other	0.3	(8.8)
Balance at end of period, net of accumulated amortization	$406.5	$416.6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		March 31, 2023			December 31, 2022
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	15.1	$132.4	$59.5	$72.9	$132.1	$59.1	$73.0
Customer relationships and backlog	18.4	636.2	338.3	297.9	635.5	329.8	305.7
Drawings	40.0	11.1	10.7	0.4	11.1	10.7	0.4
Other	11.7	141.8	106.5	35.3	141.3	103.8	37.5
Total	18.0	$921.5	$515.0	$406.5	$920.0	$503.4	$416.6
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2023	$31.4
2024	41.1
2025	35.7
2026	35.5
2027	34.9
2028 and after	160.5
Note 9 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2023	December 31, 2022
Employee related expenses	$86.3	$156.6
Warranty	8.7	7.4
Current lease liabilities	16.2	19.0
Contract liabilities	150.4	142.9
Other	134.3	138.3
Total	$395.9	$464.2

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Commitments and Contingencies
Environmental Matters

For environmental matters, we record a liability for estimated remediation costs when it is probable that we will be responsible for such costs and they can be reasonably estimated. Generally, third party specialists assist in the estimation of remediation costs. The environmental remediation liability as of March 31, 2023 is substantially related to the former manufacturing site in Goodyear, Arizona (the “Goodyear Site”) discussed below. On June 21, 2021, we completed the sale of substantially all of the property associated with what we have historically called the Goodyear Site for $8.7 million, retaining only a small parcel on which our remediation and treatment systems are located. We will continue to be responsible for all remediation costs associated with the Goodyear Site.

On August 12, 2022, Crane Holdings, Co., Crane Company, a then wholly-owned subsidiary of Crane Holdings, Co., and Redco Corporation (f/k/a Crane Co., (“Redco”) a then wholly-owned subsidiary of Crane Company that held liabilities including asbestos liabilities and related insurance assets, entered into the a Stock Purchase Agreement (the “Redco Purchase Agreement”) with Spruce Lake Liability Management Holdco LLC (“Redco Buyer”), an unrelated third party long-term liability management company specializing in the acquisition and management of legacy corporate liabilities, whereby Crane Company transferred to Redco Buyer all of the issued and outstanding shares of Redco (the “Redco Sale”). Pursuant to the terms of the Redco Purchase Agreement, Crane Company and Redco Buyer will each indemnify the other for breaches of representations and warranties, breaches of covenants and obligations and certain liabilities, subject to the terms of the Redco Purchase Agreement. Such covenants and obligations include obligations of Crane Company to indemnify Redco and its affiliates for all other historical liabilities of Redco, which include certain potential environmental liabilities. Crane Holdings, Co. guaranteed the full payment and performance of Crane Company’s indemnification obligations under the Redco Purchase Agreement. On April 3, 2023, Crane Holdings, Co. completed the Separation, pursuant to which, among other things, all outstanding shares of Crane Company were distributed to Crane Holdings, Co.’s stockholders. Upon completion of the Separation, pursuant to the terms of the Redco Purchase Agreement, Crane Holdings, Co was released from its guarantee of Crane Company’s indemnification obligations under the Redco Purchase Agreement. Prior to the effective date of the Redco Sale, the U.S. Department of Justice agreed that Crane Holdings, Co. and, following completion of the Separation, Crane Company will be primarily liable for the Goodyear Site. The New Jersey Department of Environmental Protection agreed to transfer the liability of the Roseland Site to Crane Holdings, Co., and to further transfer this environmental liability to Crane Company upon effectiveness of the Separation. The potential liability for the Crab Orchard Site referenced below remains a direct obligation of Redco. As noted above, however, Crane Company, and Crane Holdings, Co. (as guarantor until the completion of the Separation), agreed to indemnify Redco Buyer against the Goodyear, Roseland, and Crab Orchard environmental liabilities. Thus, references below to “we”, and “us” refer to Crane Company in its capacity as the primarily responsible party for the Goodyear and Roseland Sites, and as indemnitor to the Redco Buyer on the Crab Orchard Site.

Goodyear Site
The Goodyear Site was operated by Unidynamics/Phoenix, Inc. (“UPI”), which became an indirect subsidiary in 1985 when Crane Co. (n/k/a Redco) acquired UPI’s parent company, UniDynamics Corporation. UPI was an indirect subsidiary of Crane Holdings, Co. pre-Separation and became an indirect subsidiary of Crane Company following completion of the Separation. UPI manufactured explosive and pyrotechnic compounds, including components for critical military programs, for the U.S. Government at the Goodyear Site from 1962 to 1993, under contracts with the U.S. Department of Defense and other government agencies and certain of their prime contractors. In 1990, the U.S. Environmental Protection Agency (“EPA”) issued administrative orders requiring UPI to design and conduct certain remedial actions, which UPI has done. Groundwater extraction and treatment systems have been in operation at the Goodyear Site since 1994. On July 26, 2006, we entered a consent decree with the EPA with respect to the Goodyear Site providing for, among other things, a work plan for further investigation and remediation activities (inclusive of a supplemental remediation investigation and feasibility study). During the third quarter of 2014, the EPA issued a Record of Decision (“ROD”) amendment permitting, among other things, additional source area remediation resulting in us recording a charge of $49.0 million, extending the accrued costs through 2022. Following the 2014 ROD amendment, we continued our remediation activities and explored an alternative strategy to accelerate remediation of the site. During the fourth quarter of 2019, we received conceptual agreement from the EPA on our alternative remediation strategy which is expected to further reduce the contaminant plume. Accordingly, in 2019, we recorded a pre-tax charge of $18.9 million, net of reimbursements, to extend our forecast period through 2027 and reflect our revised workplan.  The total estimated gross liability was $23.7 million and $24.8 million as of March 31, 2023 and December 31, 2022, respectively and as described below, a portion is reimbursable by the U.S. Government. The current portion of the total estimated liability was $7.8 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively, and represents our best estimate, in consultation with our technical advisors, of total remediation costs expected to be paid during the next twelve-month period. It is not possible at this point to reasonably estimate the amount of any obligation in excess of our current accruals through the 2027 forecast period because of the aforementioned uncertainties, in particular,

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
the continued significant changes in the Goodyear Site conditions and additional expectations of remediation activities experienced in recent years.

On July 31, 2006, we entered into a consent decree with the U.S. Department of Justice on behalf of the Department of Defense and the Department of Energy pursuant to which, among other things, the U.S. Government reimburses us for 21% of qualifying costs of investigation and remediation activities at the Goodyear Site. As of March 31, 2023 and December 31, 2022, we recorded a receivable of $4.7 million and $4.8 million, respectively, for the expected reimbursements from the U.S. Government in respect of the aggregate liability as at that date. The receivable is reduced as reimbursements and other payments from the U.S. Government are received.
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

Marion, IL Site
Crane Co. (n/k/a Redco) has been identified as a potentially responsible party (“PRP”) with respect to environmental contamination at the Crab Orchard National Wildlife Refuge Superfund Site (the “Crab Orchard Site”). The Crab Orchard Site is located near Marion, Illinois, and consists of approximately 55,000 acres. Beginning in 1941, the United States used the Crab Orchard Site for the production of ordnance and other related products for use in World War II. In 1947, about half of the Crab Orchard Site was leased to a variety of industrial tenants whose activities (which continue to this day) included manufacturing ordnance and explosives. Unidynamics Corporation formerly leased portions of the Crab Orchard Site and conducted manufacturing operations at the Crab Orchard Site from 1952 until 1964. General Dynamics Ordnance and Tactical Systems, Inc. (“GD-OTS”) is in the process of conducting a remedial investigation and feasibility study (“RI-FS”) for a portion of the Crab Orchard Site (the “AUS-OU”), which includes an area where we maintained operations, pursuant to an Administrative Order on Consent (the “AOC”). A remedial investigation report was approved in February 2015, and work on the feasibility study is underway. It is unclear when the final feasibility study will be completed, or when a final Record of Decision (“ROD”) may be issued. As noted above, we have agreed to indemnify Redco Buyer against the Crab Orchard environmental liabilities, and accordingly we act as Redco’s agent with respect to such liabilities.

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

Negotiations between GD-OTS, the U.S. Government and remaining participants are underway with respect to resolution of the U.S. Government’s liability for, and contribution claims with respect to, RI/FS costs associated with the remaining areas of the site, including those portions of the Crab Orchard Site where Redco’s predecessor conducted manufacturing and research activities. The participants have reached agreement in principle on a framework for resolving the U.S. Government’s share of RI/FS costs, subject to consummation of a mutually-agreeable consent decree, but we at present cannot predict whether or when these negotiations will result in a definitive agreement. Further, negotiations are ongoing between us and GD-OTS

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
regarding a potential resolution of GD-OTS’ claim for costs that it has incurred in performing its obligations under the AOC. We at present cannot predict when any determination of the ultimate allocable shares of GD-OTS and U.S. Government response costs for which we may be liable is likely to be completed. None of these discussions address responsibility for the performance of, or payment of costs incurred in connection with, any remedial design or remedial action that may be required pursuant to the ROD (when it is ultimately issued). It is not possible at this time to reasonably estimate the total amount of any obligation for remediation of the Crab Orchard Site as a whole because the allocation among PRPs, selection of remediation alternatives, and concurrence of regulatory authorities have not yet advanced to the stage where a reasonable estimate can be made. Insurers with contractual coverage obligations for this site have been notified of this potential liability and have been providing coverage, subject to reservations of rights.

Asbestos Liability
As a result of the Redco Sale, all asbestos obligations and liabilities, related insurance assets and associated deferred tax assets of Redco were removed from the Company’s condensed consolidated balance sheets effective August 12, 2022 and the Company no longer has any obligation with respect to pending and future asbestos claims.
The gross settlement and defense costs incurred for the periods presented was as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Settlement / indemnity costs incurred	$—	$10.5
Defense costs incurred	—	2.5
Total costs incurred	$—	$13.0
The total pre-tax payments for settlement and defense costs, net of funds received from insurers, for the periods presented was as follows:

	Three Months Ended
	March 31,
(in millions)	2023	2022
Settlement / indemnity payments	$—	$9.6
Defense payments	—	2.1
Insurance receipts	—	(4.2)
Pre-tax cash payments, net	$—	$7.5

Other Proceedings
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our financial statements for the potential impact of all such matters.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
4.45% notes due December 2023 [a]	$299.8	$299.7
Term Facility	8.7	—
364-Day Credit Agreement	—	399.6
Total short-term borrowings	$308.5	$699.3

Term Facility [a]	$339.3	$—
6.55% notes due November 2036 [a]	198.6	198.6
4.20% notes due March 2048 [a]	346.5	346.5
Other deferred financing costs associated with credit facilities	(3.7)	(1.4)
Total long-term debt	$880.7	$543.7
(a) Debt discounts and debt issuance costs totaled $7.1 million and $5.6 million as of March 31, 2023 and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

Credit Facilities – On March 17, 2023, the Company entered into a new senior secured credit agreement (the “Credit Agreement”), which provides for (i) a $500 million, 5-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, the Company borrowed the full amount of the Term Facility.

The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term SOFR plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

The $650 million revolving credit facility and commercial paper program disclosed below were replaced by commitments under the new $500 million, 5-year Revolving Credit Agreement, with funding available upon Separation, subject to customary conditions precedent for facilities of this type. The commercial paper program will no longer be available upon Separation.

364-Day Credit Agreement - On August 11, 2022, the Company entered into a senior unsecured 364-day credit facility (the “364-Day Credit Agreement”) under which it borrowed term loans denominated in U.S. dollars (the “Term Loans”) in an aggregate principal amount of $400 million. Interest on the Term Loans accrued at a rate per annum equal to, at the Company’s option, (a) a base rate (determined in a customary manner), plus a margin of 0.25% or 0.50% that was determined based upon the ratings by S&P and Moody’s of the Company’s senior unsecured long-term debt (the “Index Debt Rating”) or (b) an adjusted Term SOFR (determined in a customary manner) for an interest period to be selected by the Company, plus a margin of 1.25% or 1.50% that was determined based upon the Index Debt Rating. During the first quarter of 2023, the Company repaid the remaining principal of $400 million under the 364-Day Credit Agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Commercial paper program - On July 28, 2021, we increased the size of the commercial paper program (“CP Program”) to permit the issuance of short-term, unsecured commercial paper notes in an aggregate principal amount not to exceed $650 million at any time outstanding. Prior to this increase, the CP Program permitted us to issue commercial paper notes in an aggregate principal amount not to exceed $550 million at any time outstanding. The notes ranked at least pari passu with all of our other unsecured and unsubordinated indebtedness. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the commercial paper program.
Revolving Credit Facility - On July 28, 2021, we entered into a $650 million, 5-year Revolving Credit Agreement (the “2021 Facility”). The 2021 Facility allowed us to borrow, repay, or to the extent permitted by the agreement, prepay and re-borrow funds at any time prior to the stated maturity date. Interest on loans made under the 2021 Facility accrued, at our option, at a rate per annum equal to (1) a base rate, plus a margin ranging from 0.00% to 0.50% depending upon the ratings by S&P and Moody’s of our senior unsecured long-term debt (the "Index Debt Rating"), or (2) an adjusted LIBO rate or the applicable replacement rate (determined based on “hardwired” LIBOR transition provisions consistent with those published by the Alternative References Rates Committee) for an interest period to be selected by us, plus a margin ranging from 0.805% to 1.50% depending upon the Index Debt Rating. The 2021 Facility contained customary affirmative and negative covenants for credit facilities of this type, including limitations on us and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates and hedging arrangements. We also were required to maintain a debt to capitalization ratio not to exceed 0.65 to 1.00 at all times. The 2021 Facility also provided for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control of us. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings under the 2021 Facility.
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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $4.9 million and $89.7 million as of March 31, 2023 and December 31, 2022, respectively. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Condensed Consolidated Balance Sheets and were $0.1 million and $5.9 million as of March 31, 2023 and December 31, 2022, respectively. Such derivative liability amounts are recorded within “Accrued liabilities” on our Condensed Consolidated Balance Sheets and there were no derivative liabilities as of March 31, 2023 and December 31, 2022, respectively.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. The fair value of available-for-sale securities was $0.4 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively. These investments are included in “Other assets” on our Condensed Consolidated Balance Sheets.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of total debt, measured using Level 2 inputs, was $779.0 million and $753.1 million as of March 31, 2023 and December 31, 2022, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Restructuring
Overview
2022 Repositioning - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions of approximately 300 employees, or about 3% of our global workforce. We expect to complete the program in the first quarter of 2024.
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
The following table summarizes the cumulative restructuring costs, net incurred through March 31, 2023. As of March 31, 2023, we do not expect to incur additional facility consolidation costs to complete these actions.

	Cumulative Restructuring Costs, Net
(in millions)	Severance	Other	Total

Aerospace & Electronics	$1.5	$—	$1.5
Process Flow Technologies	6.3	—	6.3
Payment & Merchandising Technologies	5.7	0.5	6.2
Engineered Materials	0.4	—	0.4
2022 Repositioning	$13.9	$0.5	$14.4

Process Flow Technologies	$14.9	$(2.8)	$12.1
2019 Repositioning	$14.9	$(2.8)	$12.1
Restructuring Liability
The following table summarizes the accrual balances related to each restructuring program:

(in millions)	2022 Repositioning	2019 Repositioning	Total
Severance:
Balance as of December 31, 2022 (a)	$14.2	$2.4	$16.6
Utilization	(4.1)	(1.0)	(5.1)
Balance as of March 31, 2023 (a)	$10.1	$1.4	$11.5

(a)	Included within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14- Subsequent Event
Dividend from Crane Company

Prior to the consummation of the Separation, the Board of Directors of Crane Company declared a one-time cash dividend in the amount of $275 million to Crane Holdings, Co., its sole stockholder at that time, and paid such dividend on April 3, 2023, prior to the consummation of the Separation.

The Separation and Distribution

On April 3, 2023, the Separation was completed. In connection with the Separation, Crane Holdings, Co., which was renamed “Crane NXT, Co.,” and Crane Company entered into various agreements to effect the Separation and provide a framework for their relationship after the Separation, including a separation and distribution agreement, a transition services agreement, an employee matters agreement, a tax matters agreement and an intellectual property matters agreement. These agreements provide for the allocation between Crane NXT, Co. and Crane Company of assets, employees, liabilities and obligations (including property and employee benefits and tax-related assets and liabilities) attributable to periods prior to, at, and after the consummation of the Separation and govern certain relationships between Crane NXT, Co. and Crane Company after the Separation.

4.45% Senior Notes due 2023

On April 4, 2023, the Company redeemed all of its outstanding 4.45% senior notes due 2023, of which $300 million aggregate principal amount was outstanding upon redemption.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains information about Crane Holdings, Co. (which was renamed to Crane NXT, Co. effective as of immediately following the consummation of the Separation on April 3, 2023), some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.

References herein to “we,” “us,” “our,” “Crane Holdings, Co.” and the “Company” refer to Crane NXT, Co. and our subsidiaries. Prior to April 3, 2023, Crane NXT, Co. was named “Crane Holdings, Co.” Accordingly, we refer to Crane NXT, Co.as “Crane Holdings, Co.” in certain disclosures that are as of dates or related to periods ended prior to April 3, 2023. References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.

We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors, including risks and uncertainties related to the ongoing effects of the COVID-19 pandemic, that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operations and stock price; the effects of the ongoing coronavirus pandemic on our business and the global and U.S. economies generally; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments, including Aerospace & Electronics, Process Flow Technologies, Payment & Merchandising Technologies and Engineered Materials (as a result of the Separation, Crane Holdings, Co. retained its Payment & Merchandising Technologies segment and spun-off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to Crane Holdings, Co.’s stockholders); the ability and willingness of Crane NXT, Co. and Crane Company to meet and/or perform their obligations under any contractual arrangements entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from the Separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and subsequent reports and other documents filed by us with the Securities and Exchange Commission, including any registration statement relating to our business separation. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Separation
On April 3, 2023, Crane Holdings, Co., was separated into two independent, publicly-traded companies in a transaction in which Crane Holdings, Co. retained its Payment & Merchandising Technologies segment and spun-off its Aerospace & Electronics, Process Flow Technologies and Engineered Materials segments to Crane Holdings, Co. stockholders. Upon consummation of the Separation, each of our stockholders received one share of Crane Company common stock for every one share of our common stock held on March 23, 2023, the record date for the distribution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended March 31,
The following information should be read in conjunction with our condensed consolidated financial statements and related notes. All comparisons below refer to the first quarter 2023 versus the first quarter 2022, unless otherwise specified.

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$842.9	$871.5	$(28.6)	(3.3)%

Cost of sales	481.3	526.2	44.9	8.5%
as a percentage of sales	57.1%	60.4%
Selling, general and administrative	209.4	198.3	(11.1)	(5.6)%
as a percentage of sales	24.8%	22.8%
Operating profit	152.2	147.0	5.2	3.5%
Operating margin	18.1%	16.9%

Other income (expense):
Interest income	1.0	0.3	0.7	233.3%
Interest expense	(17.0)	(11.1)	(5.9)	(53.2)%
Miscellaneous (expense) income, net	(2.4)	3.5	(5.9)	(168.6)%
Total other expense	(18.4)	(7.3)	(11.1)	152.1%
Income before income taxes	133.8	139.7	(5.9)	(4.2)%
Provision for income taxes	28.1	34.7	6.6	19.0%
Net income attributable to common shareholders	$105.7	$105.0	$0.7	0.7%

Sales decreased by $28.6 million, or 3.3%, to $842.9 million in 2023. The year-over-year change in sales included:
•an increase in core sales of $54.2 million, or 6.2%, which was driven primarily by higher pricing;
•unfavorable foreign currency translation of $21.0 million, or 2.4%; and
•a decrease in sales related to the May 2022 divestiture of Crane Supply of $61.7 million, or 7.1%.
Cost of sales decreased by $44.9 million, or 8.5%, to $481.3 million in 2023. The decrease is primarily related to the impact of the sale of Crane Supply of $46.0 million, or 8.7%, strong productivity gains of $17.2 million, or 3.3%, favorable foreign currency translation of $12.0 million, or 2.3%, the impact of lower volumes of $9.6 million, or 1.8%, partially offset by unfavorable mix of $23.9 million, or 4.5%, and an increase in material, labor and other manufacturing costs of $17.6 million, or 3.3%.
Selling, general and administrative expenses increased by $11.1 million, or 5.6%, to $209.4 million in 2023 primarily related to a $19.9 million, or 10.0%, increase in administrative expenses, including transaction related expenses of $11.7 million, or 5.9%, partially offset by the impact of the sale of Crane Supply of $6.0 million, or 3.0%, and favorable foreign currency translation of $4.0 million, or 2.0%.
Operating profit increased by $5.2 million, or 3.5%, to $152.2 million in 2023. The increase primarily reflected higher pricing net of inflation, and productivity, of $43.9 million, or 29.9%, partially offset by unfavorable mix of $23.9 million, or 16.3%, the impact of the sale of Crane Supply of $9.7 million, or 6.6%, and unfavorable foreign currency translation of $5.1 million, or 3.5%.
Our effective tax rate for the three months ended March 31, 2023 is lower than the prior year’s comparable period primarily due to a greater benefit related to share-based compensation.

Our effective tax rate for the three months ended March 31, 2023 is equal to the statutory U.S. federal tax rate of 21%. The effective tax rate is the result of permanent increases and decreases that net against each other and offset.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Comprehensive Income

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net income before allocation to noncontrolling interests	$105.7	$105.0
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	12.7	(21.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	2.7	3.3
Other comprehensive income (loss), net of tax	15.4	(18.3)
Comprehensive income before allocation to noncontrolling interests	121.1	86.7
Less: Noncontrolling interests in comprehensive income	(0.1)	0.1
Comprehensive income attributable to common shareholders	$121.2	$86.6
For the three months ended March 31, 2023, comprehensive income before allocation to noncontrolling interests was $121.1 million compared to $86.7 million in the same period of 2022. The $34.4 million increase was primarily driven by a $34.3 million year-over-year favorable impact of foreign currency translation, primarily related to the British pound and euro.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31,
Aerospace & Electronics

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Commercial Original Equipment	$68.4	$58.7	$9.7	16.5%
Military Original Equipment	61.9	57.4	4.5	7.8%
Commercial Aftermarket Products	37.9	28.6	9.3	32.5%
Military Aftermarket Products	11.9	12.5	(0.6)	(4.8)%
Total net sales	$180.1	$157.2	$22.9	14.6%
Cost of sales	$111.0	$97.4	$(13.6)	(14.0)%
as a percentage of sales	61.6%	62.0%
Selling, general and administrative	$31.4	$31.7	$0.3	0.9%
as a percentage of sales	17.4%	20.2%
Operating profit	$37.7	$28.1	$9.6	34.2%
Operating margin	20.9%	17.9%

Supplemental Data:
Backlog	$644.8	$508.4	$136.4	26.8%
Sales increased $22.9 million, or 14.6%, to $180.1 million in 2023, primarily due to higher volumes and strong pricing.
•Sales of Commercial Original Equipment increased $9.7 million, or 16.5%, to $68.4 million in 2023, reflecting strong demand from aircraft manufacturers as the industry aircraft build rates continue to recover from the COVID-19 related slowdown, partially offset by material availability constraints.
•Sales of Military Original Equipment increased $4.5 million, or 7.8%, to $61.9 million in 2023, primarily reflecting strong demand from defense and space customers.
•Sales of Commercial Aftermarket Products increased $9.3 million, or 32.5%, to $37.9 million in 2023, reflecting continued strong demand from the airlines due to improving air traffic.
•Sales of Military Aftermarket Products decreased $0.6 million, or 4.8%, to $11.9 million in 2023, primarily reflecting timing of government orders for certain programs.
Cost of sales increased by $13.6 million, or 14.0%, to $111.0 million in 2023, primarily reflecting an unfavorable mix of $9.7 million, or 10.0%, increased volumes of $5.7 million, or 5.9%, partially offset by $3.1 million, or 3.2%, of productivity gains.
Operating profit increased by $9.6 million, or 34.2%, to $37.7 million in 2023. The increase primarily reflected higher pricing net of inflation and productivity of $12.0 million, or 42.7%, coupled with the impact from higher volumes of $6.2 million, or 22%, partially offset by an unfavorable mix of $9.7 million, or 34.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Process Flow Technologies

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Process Valves and Related Products	$202.9	$182.9	$20.0	10.9%
Commercial Valves	30.6	98.2	(67.6)	(68.8)%
Pumps and Systems	37.9	30.2	7.7	25.5%
Total net sales	$271.4	$311.3	$(39.9)	(12.8)%
Cost of sales	$150.1	$196.8	$46.7	23.7%
as a percentage of sales	55.3%	63.2%
Selling, general and administrative	$58.0	$65.5	$7.5	11.5%
as a percentage of sales	21.4%	21.0%
Operating profit	$63.3	$49.0	$14.3	29.2%
Operating margin	23.3%	15.7%

Supplemental Data:
Backlog	$363.0	$372.4	$(9.4)	(2.5)%
Sales decreased by $39.9 million, or 12.8%, to $271.4 million in 2023, driven by a $61.7 million, or 19.8%, impact from the sale of Crane Supply and $8.3 million, or 2.7%, of unfavorable foreign currency translation, partially offset by core sales growth of $30.2 million, or 9.7%. Core sales growth was driven by higher pricing and volumes.
•Sales of Process Valves and Related Products increased by $20.0 million, or 10.9%, to $202.9 million in 2023, reflecting an increase in core sales, partially offset by unfavorable foreign currency translation as the euro weakened against the U.S. dollar. Sales growth was driven primarily by strength in the Chemical vertical.
•Sales of Commercial Valves decreased by $67.6 million, or 68.8%, to $30.6 million in 2023, primarily driven by the impact of the divestiture of Crane Supply of $61.7 million, or 62.8%, and, to a lesser extent, unfavorable foreign currency translation as the British pound weakened against the U.S. dollar.
•Sales of Pumps & Systems increased by $7.7 million, or 25.5%, to $37.9 million in 2023, reflecting an increase in core sales primarily driven by higher volumes across all key end markets.
Cost of sales decreased by $46.7 million, or 23.7%, to $150.1 million, primarily related to the impact of the sale of Crane Supply of $46.0 million, or 23.4%, productivity gains of $4.9 million, or 2.5%, and favorable foreign currency translation of $4.6 million, or 2.3%, partially offset by increased material, labor and other manufacturing costs and of $5.4 million, or 2.7%, and the impact of the higher volumes of $4.0 million, or 2.0%.
Selling, general and administrative expense decreased by $7.5 million, or 11.5%, to $58.0 million primarily related to the impact of the sale of Crane Supply of $6.0 million, or 9.2%, and favorable foreign currency translation of $1.8 million, or 2.7%.
Operating profit increased by $14.3 million, or 29.2%, to $63.3 million in 2023. The increase is primarily due to higher pricing net of inflation and productivity of $18.6 million, or 38%, the impact of higher volumes of $6.2 million, or 12.7%, partially offset by the impact from the sale of Crane Supply of $9.7 million, or 19.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Payment & Merchandising Technologies

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$223.8	$211.0	$12.8	6.1%
Banknotes and Security Products	105.3	121.6	(16.3)	(13.4)%
Total net sales	$329.1	$332.6	$(3.5)	(1.1)%
Cost of sales	$174.4	$179.1	$4.7	2.6%
as a percentage of sales	53.0%	53.8%
Selling, general and administrative	$75.3	$69.3	$(6.0)	(8.7)%
as a percentage of sales	22.9%	20.8%
Operating profit	$79.4	$84.2	$(4.8)	(5.7)%
Operating margin	24.1%	25.3%

Supplemental Data:
Backlog	$556.0	$429.0	$127.0	29.6%
Sales decreased $3.5 million, or 1.1%, to $329.1 million in 2023, driven by unfavorable foreign currency translation of $12.4 million, or 3.7%, partially offset by higher core sales of $8.9 million, or 2.7%. The higher core sales reflected higher pricing, largely offset by lower volumes.
•Sales of Payment Acceptance and Dispensing Products increased $12.8 million, or 6.1%, to $223.8 million in 2023. The increase reflected higher core sales of $21.7 million, or 10.3%, partially offset by unfavorable foreign currency translation of $8.9 million, or 4.2%, primarily due to the British pound and Japanese yen weakening against the U.S. dollar. The core sales increase primarily reflected higher component sales.
•Sales of Banknotes and Security Products decreased $16.3 million, or 13.4%, to $105.3 million in 2023. The decrease primarily related to lower core sales of $12.8 million, or 10.5%, and unfavorable foreign currency translation of $3.5 million, or 2.9%, as the euro weakened against the U.S. dollar. The core sales decrease primarily reflected lower sales to the U.S. Government.
Cost of sales decreased by $4.7 million, or 2.6%, to $174.4 million, primarily reflecting lower volumes of $9.0 million, or 5.0%, strong productivity of $8.5 million, or 4.7%, and favorable foreign currency translation of $7.4 million, or 4.1%, partially offset by an unfavorable mix $14.2 million, or 7.9%, and increased in material, labor and other manufacturing costs of $6.0 million, or 3.4%.
Selling, general and administrative expense increased by $6.0 million, or 8.7%, to $75.3 million, primarily due to higher selling and administrative expenses of $9.1 million, or 13.1%, partially offset by favorable currency translation of $2.1 million, or 3.0%.
Operating profit decreased by $4.8 million, or 5.7%, to $79.4 million in 2023. The decrease primarily reflected an unfavorable mix of $14.2 million, or 16.9%, lower volumes of $12.0 million, or 14.3%, and unfavorable foreign currency translation of $2.9 million, or 3.4%, partially offset by higher pricing net of inflation and productivity gains of $24.7 million, or 29.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Engineered Materials

	First Quarter		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
FRP - Recreational Vehicles	$20.3	$35.7	$(15.4)	(43.1)%
FRP - Building Products	32.3	27.4	4.9	17.9%
FRP - Transportation	9.7	7.3	2.4	32.9%
Total net sales	$62.3	$70.4	$(8.1)	(11.5)%
Cost of sales	$45.8	$52.4	$6.6	12.6%
as a percentage of sales	73.5%	74.4%
Selling, general and administrative	$5.1	$4.6	$(0.5)	(10.9)%
as a percentage of sales	8.2%	6.5%
Operating profit	$11.4	$13.4	$(2.0)	(14.9)%
Operating margin	18.3%	19.0%

Supplemental Data:
Backlog	$16.8	$30.4	$(13.6)	(44.7)%
Sales decreased $8.1 million, or 11.5%, to $62.3 million in 2023, reflecting lower volumes, partially offset by higher pricing. The decrease was driven by lower sales to recreational vehicle manufacturers, offset by higher sales to building products customers and transportation customers.

Cost of sales decreased $6.6 million, or 12.6%, to $45.8 million in 2023, primarily related to lower volumes of $10.3 million, or 19.7%, partially offset by higher raw materials, labor, and other manufacturing costs of $5.0 million, or 9.5%.
Operating profit decreased by $2.0 million, or 14.9%, to $11.4 million in 2023, reflecting the impact from the lower volumes offset by higher pricing, net of inflation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended
	March 31,
(in millions)	2023	2022
Net cash (used for) provided by:
Operating activities	$(70.8)	$(55.5)
Investing activities	(12.8)	(13.0)
Financing activities	(67.8)	(97.8)
Effect of exchange rates on cash and cash equivalents	4.0	(5.1)
Decrease in cash and cash equivalents	$(147.4)	$(171.4)

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
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our revolving credit facility is expected to be sufficient to finance our short- and long-term capital requirements, as well as to fund expected pension contributions.
In July 2021, we entered a $650 million, 5-year Revolving Credit Agreement, which replaced the existing $550 million revolving credit facility. The $650 million revolving credit facility and the CP Program were replaced by commitments under a new $500 million, 5-year Revolving Credit Agreement that was entered into on March 17, 2023, with funding available upon consummation of the Separation, subject to customary conditions precedent for facilities of this type. As of the Separation, the CP Program is no longer available.
We also entered into a $350 million, 3-year term loan facility. Funding under each facility became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, Crane Holdings, Co. borrowed the full amount of the Term Facility.
In August 2022, we entered into a $400 million senior unsecured 364-day Credit Agreement. The proceeds were used to partially fund the $550 million contribution related to the Redco Sale. See Note 10 and Note 11 to our Condensed Consolidated Financial Statements for additional details. On March 31, 2023, we repaid the amount outstanding under the 364-Day Credit Agreement.

On April 3, 2023, prior to the consummation of the Separation, Crane Company paid a dividend to Crane Holdings, Co. in the amount of $275 million.

On April 4, 2023, we redeemed all of our outstanding 4.45% senior notes due 2023, of which $300 million aggregate principal amount was outstanding upon redemption.

Operating Activities
Cash used for operating activities was $70.8 million in the first three months of 2023, as compared to $55.5 million during the same period last year.  The increase in cash used for operating activities was primarily driven by increased working capital investments supporting higher levels of demand across most businesses.
Investing Activities
Cash flows relating to investing activities consist primarily of cash used for capital expenditures and cash provided by divestitures of assets. Cash used for investing activities was $12.8 million in the first three months of 2023, as compared to $13.0 in the comparable period of 2022. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, share repurchases and repayments of indebtedness, proceeds from the issuance of long-term debt and commercial paper and proceeds from the issuance of common stock. Cash used for financing activities was $67.8 million during the first three months of 2023 compared to $97.8 million in the comparable period of 2022. The decreased in cash used for financing activities was primarily driven by the absence of $175.8 million in cash used for share repurchases in the prior year.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2023, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Share Repurchases

We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2023. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibit 2.1
Separation and Distribution Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Crane NXT, Co. (incorporated by reference to Exhibit 3.1 to Crane Holdings, Co.'s Current Report on Form 8-K12G3 filed on May 16, 2022).
Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Crane NXT, Co. (incorporated by reference to Exhibit 3.2 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 3.3	Amended and Restated By-laws of Crane NXT, Co., dated as of April 3, 2023 (incorporated by reference to Exhibit 3.3 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).
Exhibit 10.1*	Offer Letter between Crane NXT, Co. and Christina Cristiano.
Exhibit 10.2*	Offer Letter between Crane NXT, Co. and Paul Igoe.
Exhibit 10.3*	Offer Letter between Crane NXT, Co. and Jennifer Kartono.
Exhibit 10.4*	Offer Letter between Crane NXT, Co. and Bianca Shardelow.
Exhibit 10.5*	Crane NXT, Co. Benefit Equalization Plan.
Exhibit 10.6*	Crane NXT, Co. Annual Incentive Plan.
Exhibit 10.7
Credit Agreement, dated as of March 17, 2023, by and among Crane NXT, Co., as borrower, the lenders and issuing banks party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other agents and arrangers party thereto.

Exhibit 10.8
Transition Services Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.1 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.9
Tax Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.2 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.10
Employee Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.3 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.11
Intellectual Property Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.4 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.12
Collateral Agreement, dated as of March 31, 2023, by and among Crane NXT, Co., the subsidiary grantors party thereto and JPMorgan Chase, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

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

CRANE NXT, CO.
REGISTRANT

Date
May 10, 2023	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
May 10, 2023		Christina Cristiano
Senior Vice President and Chief Financial Officer