Form 10-Q
period 2023-06-30
Crane NXT, Co.
filed 2023-08-07
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2023
Common stock, $1.00 Par Value – 56,796,932 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$352.4	$334.0	$681.5	$666.6
Operating costs and expenses:
Cost of sales	184.0	182.8	358.4	361.9
Selling, general and administrative	99.6	77.8	188.4	154.4
Operating profit	68.8	73.4	134.7	150.3
Other income (expense):
Interest income	0.2	0.1	0.4	0.1
Interest expense	(14.1)	(10.5)	(24.5)	(21.0)
Related party interest expense	—	(3.6)	(2.5)	(7.3)
Miscellaneous income, net	1.0	2.1	2.4	2.9
Total other expense, net	(12.9)	(11.9)	(24.2)	(25.3)
Income before income taxes	55.9	61.5	110.5	125.0
Provision for income taxes	12.7	12.7	23.6	26.7
Net income attributable to common shareholders	$43.2	$48.8	$86.9	$98.3

Earnings per share:
Basic	$0.76	$0.86	$1.53	$1.73
Diluted	$0.75	$0.86	$1.51	$1.73

Average shares outstanding:
Basic	56.8	56.7	56.8	56.7
Diluted	57.4	56.7	57.4	56.7

Dividends per share	$0.14	n/a	$0.14	n/a

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net income attributable to common shareholders	$43.2	$48.8	$86.9	$98.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(3.1)	(46.1)	1.8	(62.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.5)	(0.2)	(1.0)	(0.4)
Other comprehensive income (loss), net of tax	(3.6)	(46.3)	0.8	(62.6)
Comprehensive income attributable to common shareholders	$39.6	$2.5	$87.7	$35.7
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$276.9	$230.7
Accounts receivable, net of allowance for credit losses of $6.5 as of June 30, 2023 and $6.1 as of December 31, 2022	200.9	205.1
Inventories, net:
Finished goods	40.1	26.2
Finished parts and subassemblies	23.5	23.0
Work in process	12.6	12.7
Raw materials	97.6	83.7
Inventories, net	173.8	145.6
Other current assets	49.6	41.9
Total current assets	701.2	623.3
Property, plant and equipment:
Cost	531.4	521.5
Less: accumulated depreciation	280.1	259.9
Property, plant and equipment, net	251.3	261.6
Long-term deferred tax assets	4.3	6.3
Other assets	77.9	56.7
Intangible assets, net	325.0	344.9
Goodwill	835.3	836.6
Total assets	$2,195.0	$2,129.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2023	December 31, 2022
Liabilities and equity
Current liabilities:
Short-term borrowings	$9.4	$299.7
Accounts payable	100.8	109.6
Accrued liabilities	198.5	204.2
U.S. and foreign taxes on income	8.2	17.9
Total current liabilities	316.9	631.4
Long-term debt	829.6	545.1
Accrued pension and postretirement benefits	20.4	21.1
Long-term deferred tax liability	105.1	109.5
Other liabilities	67.8	38.5
Total liabilities	1,339.8	1,345.6
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,441,647 shares issued	72.4	—
Capital surplus	1,722.6	—
Retained earnings	35.3	—
Crane Net Investment	—	915.3
Accumulated other comprehensive loss	(130.7)	(131.5)
Treasury stock	(844.4)	—
Total equity	855.2	783.8
Total liabilities and equity	$2,195.0	$2,129.4

Share data:
Common shares issued	72,441,647	n/a
Less: Common shares held in treasury	15,647,379	n/a
Common shares outstanding	56,794,268	n/a
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Operating activities:
Net income attributable to common shareholders	$86.9	$98.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	38.5	39.9
Stock-based compensation expense	4.7	4.5
Defined benefit plans and postretirement credit	(0.4)	(0.1)
Deferred income taxes	4.8	7.6
Cash used for operating working capital	(36.7)	(35.9)
Other	(2.8)	6.8
Total provided by operating activities	95.0	121.1
Investing activities:
Capital expenditures	(8.5)	(7.6)
Total used for investing activities	(8.5)	(7.6)
Financing activities:
Dividends paid	(7.9)	—
Stock options exercised, net of shares reacquired	1.9	—
Debt issuance costs	(5.2)	—
Repayment of long-term debt	(300.0)	—
Proceeds from term loan	350.0	—
Repayment of term loan	(50.0)	—
Net transfers to Crane	(32.5)	(72.9)
Total used for financing activities	(43.7)	(72.9)
Effect of exchange rates on cash and cash equivalents	3.4	(12.6)
Increase in cash and cash equivalents	46.2	28.0
Cash and cash equivalents at beginning of period	230.7	101.2
Cash and cash equivalents at end of period	$276.9	$129.2
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2023	2022
Detail of cash provided by (used for) operating working capital:
Accounts receivable	$5.9	$(1.5)
Inventories	(18.4)	(2.5)
Other current assets	(3.9)	(4.3)
Accounts payable	(8.8)	(4.9)
Accrued liabilities	(12.3)	(24.4)
U.S. and foreign taxes on income	0.8	1.7
Total	$(36.7)	$(35.9)

Supplemental disclosure of cash flow information:
Interest paid	$19.8	$20.6
Income taxes paid	$28.9	$19.0
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total
BALANCE December 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income	—	—	—	—	—	43.7	43.7
Net transfers to Crane	—	—	—	—	—	(393.1)	(393.1)
Stock-based compensation expense	—	—	—	—	—	2.3	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	4.9		—	4.9
BALANCE March 31, 2023	$—	$—	$—	$(127.1)	$—	$568.2	$441.1
Net income	—	—	43.2	—	—	—	43.2
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Dividend from Crane	—	—	—	—		275.0	275.0
Net transfers from Crane	—	—	—	—	—	103.9	103.9
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,722.8	—	—	(848.1)	(947.1)	—
Exercise of stock options, net of shares reacquired of 64,105 shares	—	—	—	—	1.9	—	1.9
Impact from settlement of share-based awards, net of shares acquired	—	(1.8)	—	—	1.8	—	—
Stock-based compensation expense	—	1.9	—	—	—	—	1.9
Stock-based compensation reclassification[1]	—	(0.3)	—	—	—	—	(0.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(3.1)	—	—	(3.1)
BALANCE June 30, 2023	$72.4	$1,722.6	$35.3	$(130.7)	$(844.4)	$—	$855.2

1 Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 1, “Organization and Basis of Presentation” for additional information.

(in millions)	Crane Net Investment	Accumulated Other Comprehensive Loss	Total
BALANCE December 31, 2021	$836.1	$(72.3)	$763.8
Net income	49.5	—	49.5
Stock-based compensation expense	2.1	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(0.2)	(0.2)
Currency translation adjustment	—	(16.1)	(16.1)
Net transfers to Crane	(22.9)	—	(22.9)
BALANCE March 31, 2022	$864.8	$(88.6)	$776.2
Net income	48.8	—	48.8
Stock-based compensation expense	2.4	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(0.2)	(0.2)
Currency translation adjustment	—	(46.1)	(46.1)
Net transfers to Crane	(50.0)	—	(50.0)
BALANCE June 30, 2022	$866.0	$(134.9)	$731.1
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation
Crane NXT, Co. is a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Crane Currency. Our primary end markets include governments and a wide range of consumer related end markets including retail and gaming. See Note 3, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
References herein to “Crane NXT,” “we,” “us” and “our” refer to Crane NXT, Co. and its subsidiaries, including when Crane NXT, Co. was named “Crane Holdings, Co.” unless the context implies otherwise. References to the “Business” refer to our business, including prior to the Separation (as defined below) when it was a business of Crane Holdings, Co. References herein to “Holdings” refer to Crane Holdings, Co. and its subsidiaries prior to the consummation of the Separation unless the context implies otherwise.
Separation
On April 3, 2023, Holdings was separated (the “Separation”) into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (“SpinCo”) through a pro-rata distribution (the “Distribution”) of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. As part of the Separation, the Aerospace & Electronics, Process Flow Technologies and Engineered Materials businesses of Holdings were spun off to SpinCo. Also, as part of the Separation, Holdings retained the Payment and Merchandising Technologies business and was renamed “Crane NXT, Co.” on April 3, 2023. Following the consummation of the Separation, our common stock is listed under the symbol “CXT” on the New York Stock Exchange.
Due to SpinCo’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to ours, among other factors, SpinCo was considered to be the “accounting spinnor” and therefore will be the “accounting successor” to Holdings for accounting purposes, notwithstanding the legal form of the Separation. Therefore, following the Separation, our historical financial statements are comprised solely of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
In connection with the Separation, we entered into a $350 million, 3-year term loan facility, and, on April 3, 2023, prior to the Separation, SpinCo paid a one-time cash dividend in the amount of $275 million to Holdings. See Note 12, “Financing” and Note 2, “Related Parties" for additional information. In addition, Holdings transferred $84 million of cash to us as part of the Separation.
In connection with the Separation, we established our common stock and treasury stock as part of the distribution from SpinCo. As of June 30, 2023, we reflected $72.4 million of common stock at par value and $844.4 million of treasury stock at market value on the Unaudited Consolidated and Combined Condensed Financial Statements.
Stock-based Compensation
Prior to the Separation, Crane NXT employees participated in Holdings equity incentive plans, including equity awards of stock options, restricted share units, performance-based and time-based restricted share units and deferred stock units in respect of Holdings common shares. Crane NXT Unaudited Consolidated and Combined Condensed Financial Statements reflect compensation expense for these stock-based plans associated with the portion of the Holdings equity incentive plans in which Crane NXT employees and directors participated.
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards. At June 30, 2023, there are 0.5 million options outstanding related to Crane NXT associates and 0.6 million options outstanding related to SpinCo associates.
There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversions. The modification of the performance-based restricted share units resulted in a $0.8 million liability as of June 30, 2023, which is included in “Accrued liabilities” in our Unaudited Consolidated and Combined Condensed Financial Statements.
Separation Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for Crane NXT’s relationship with SpinCo following

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
the Separation, including the allocation between Crane NXT and SpinCo of Crane NXT’s and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement (as described below), which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement (each, as described below).
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth, among other things, the agreements between us and SpinCo regarding the principal transactions necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of our ongoing relationship with SpinCo after the completion of the Separation.
Transition Services Agreement
The Transition Services Agreement provides for the transition of Holdings into two independent, publicly-traded companies following the consummation of the Separation, and provides each party time to replace certain assets and employees that have been allocated to the other party. Under the Transition Services Agreement, we and SpinCo each have agreed to provide transition service support to the other for various periods of time of up to 18 months in the areas of finance, tax, human resources, legal and information technology. Such services are provided on customary commercial terms, and each such service can be terminated prior to the expected termination date of such service if it is no longer required. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Separation.
Tax Matters Agreement
The Tax Matters Agreement, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits (including any taxes imposed that are attributable to the failure of the Distribution and certain related transactions to qualify as a transaction that is tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Although enforceable as between the parties, the Tax Matters Agreement will not be binding on the Internal Revenue Service or other tax authorities.
Employee Matters Agreement
The Employee Matters Agreement, among other things, governs Crane NXT’s, SpinCo’s and their respective subsidiaries’ rights, responsibilities and obligations after the Separation with respect to the following matters: (i) employees and former employees (and their respective dependents and beneficiaries) who are or were employed with Crane NXT, SpinCo or their respective subsidiaries, (ii) the allocation of assets and liabilities generally relating to employees, employment or service-related matters and employee benefit plans, (iii) employee compensation plans and director compensation plans, including equity plans, and (iv) other human resources, employment and employee benefits matters.
Intellectual Property Matters Agreement
The Intellectual Property Matters Agreement, among other things, governs the continued ownership and use by Crane NXT and SpinCo of their respective trademarks and trade names that include or are comprised of the term “Crane” in their respective businesses.
Basis of Presentation
The accompanying Unaudited Consolidated and Combined Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These Unaudited Consolidated and Combined Condensed Financial Statements should be read in conjunction with the Crane NXT Combined Financial Statements and Notes to Combined Financial Statements for the year ended December 31, 2022, previously filed on Form 8-K on April 3, 2023, and the Crane NXT Condensed Combined Financial Statements and Notes to the Condensed Combined Financial Statements for the quarter ended March 31, 2023 filed on Form 8-K on May 10, 2023.
The Business' financial statements for periods prior to the Separation are prepared on a "carve-out" basis, as described below. Crane NXT's financial statements for the period from April 3, 2023 through June 30, 2023 is the Business’ first consolidated financial statements based on the reported results of Crane NXT as a stand-alone company.
Basis of Presentation Prior to the Separation
Prior to the Separation, the Business operated as Holdings’ Payment & Merchandising Technologies (“P&MT”) segment; consequently, stand-alone financial statements prior to the Separation have not been prepared for the Business.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
The Unaudited Consolidated and Combined Condensed Financial Statements of Operations include all revenues and costs directly attributable to the Business, including costs for facilities, functions and services used by the Business. Prior to the Separation, costs for certain functions and services performed by centralized Holdings organizations were directly charged to the Business based on specific identification when possible or reasonable allocation methods such as net sales, headcount, usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of the Business by centralized groups within Holdings (see Note 2, “Related Parties” for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by Holdings have been deemed settled in cash by the Business to Holdings in the period in which the cost was recorded in the Unaudited Consolidated and Combined Condensed Statements of Operations. Current and deferred income taxes have been determined based on the stand-alone results of the Business. However, because the Business filed group tax returns as part of Holdings in certain jurisdictions, the Business’ actual tax balances may differ from that reported. The Business’ portion of income taxes for certain jurisdictions is deemed to have been settled in the period the related tax expense was recorded.
Prior to the Separation, Holdings used a centralized approach to cash management and financing its operations. Accordingly, none of the cash of Holdings has been allocated to the Business in the Unaudited Consolidated and Combined Condensed Financial Statements. However, cash balances primarily associated with certain of our foreign entities that did not participate in Holdings’ cash management program have been included in the Unaudited Consolidated and Combined Condensed Financial Statements. Transactions between Holdings and the Business are deemed to have been settled immediately through “Crane Net Investment.” The net effect of the deemed settled transactions is reflected in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows as “Net transfers to Crane” within financing activities and in the Unaudited Consolidated and Combined Condensed Balance Sheets as “Crane Net Investment.” Other transactions, which have historically been cash-settled, are reflected in the Unaudited Consolidated and Combined Condensed Balance Sheets within “Accounts receivable, net” and “Accounts payable.”
All intercompany accounts and transactions within the Business have been eliminated in the preparation of the Unaudited Consolidated and Combined Condensed Financial Statements. The Unaudited Consolidated and Combined Condensed Financial Statements of the Business include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Business.
All allocations and estimates in the Unaudited Consolidated and Combined Condensed Financial Statements are based on assumptions that management believes are reasonable. However, for the periods prior to the Separation, the Unaudited Consolidated and Combined Condensed Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Business in the future, or if the Business had been a separate, stand-alone entity during the periods presented.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Recent Accounting Pronouncements
We considered the applicability and impact of all Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on our Unaudited Consolidated and Combined Condensed Statements of Operations, Balance Sheets and Cash Flows.
Note 2 - Related Parties
Prior to the Separation, the Business was managed and operated in the normal course of business with other affiliates of Holdings. Accordingly, certain shared costs were allocated to the Business and are reflected as expenses in the Unaudited Consolidated and Combined Condensed Financial Statements.
Allocated Centralized Costs. The Unaudited Consolidated and Combined Condensed Financial Statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Holdings for the periods prior to the Separation.
Prior to the Separation, Holdings incurred corporate costs for services provided to the Business as well as other Holdings businesses. These services included treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs, as well as overhead costs related to the support functions. Holdings also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in Holdings sponsored plans. Allocations were based on several utilization measures including headcount, proportionate usage and

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
relative net sales. All such amounts were deemed incurred and settled by the Business in the period in which the costs were recorded.
The allocated centralized costs for the Business prior to the Separation were $13.5 million for the three months ended March 31, 2023, and were $7.3 million and $14.6 million for the three-and-six-months ended June 30, 2022. They are included in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations.
In the opinion of our management, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Business during 2023 and 2022 prior to the Separation. The amounts that would have been, or will be incurred, on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Business operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we have incurred transaction related expenses of $15.2 million and $17.0 million for the three-and-six-months ended June 30, 2023, respectively, recorded in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations. Expenses primarily consist of professional service fees. Crane NXT did not incur costs in relation to the Separation for the three-and-six-months ended June 30, 2022.
Cash Management and Financing. Prior to the Separation, the Business participated in Holdings’ centralized cash management and daily cash sweeps. Disbursements were made through centralized accounts payable systems which were operated by Holdings. Cash receipts were transferred to centralized accounts, which were also maintained by Holdings. As cash was received and disbursed by Holdings, it was accounted for by the Business through “Crane Net Investment.” Historically, Holdings had centrally managed and swept cash for most domestic and certain European entities. However, certain legal entities did not participate in Holdings’ centralized cash management program for a variety of reasons. As such, the Business’ cash that was not included in the centralized cash management and financing programs is classified as “Cash and cash equivalents” on our Unaudited Consolidated and Combined Condensed Balance Sheets.
During the three months ended June 30, 2023, net assets of $379 million were contributed to the Business. Included in the net assets was a one-time cash dividend of $275 million issued on April 3, 2023, prior to the Separation, from SpinCo to Holdings, as well as a cash transfer of $84 million from Holdings to us. These contributions of net assets are recorded as “Dividend from Crane” and “Net transfers from Crane”, respectively, on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment”.
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Unaudited Consolidated and Combined Condensed Balance Sheets in the historical periods presented when the related party transactions were not settled in cash. Prior to the Separation, “Crane Net Investment” included related party loans receivable due from Holdings and its affiliates of $0.0 million and $27.2 million as of March 31, 2023, and December 31, 2022, respectively. “Crane Net Investment” included related party loans payable due to Holdings and its affiliates of $242.9 million and $232.1 million as of March 31, 2023, and December 31, 2022, respectively. We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $2.5 million for the three months ended March 31, 3023; and $3.6 million and $7.3 million for the three-and-six-months ended June 30, 2022, respectively, which are included in the Business’ results as “Related party interest expense” in the Unaudited Consolidated and Combined Condensed Statements of Operations. The total effect of the settlement of these related party transactions is reflected with “Net transfers to Crane” as a financing activity in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows.
Additionally, prior to the Separation, certain transactions between the Business and other Holdings affiliates were cash-settled on a current basis and, therefore, are reflected in the Unaudited Consolidated and Combined Condensed Balance Sheets. Accounts receivable, net includes $0.1 million and $0.1 million as of March 31, 2023, and December 31, 2022, respectively, and Accounts payable includes $1.2 million and $1.7 million as of March 31, 2023, and December 31, 2022, respectively, related to such transactions.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 3 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of June 30, 2023, we had two reportable segments: Crane Payment Innovations and Crane Currency. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of June 30, 2023, is as follows:
Crane Payment Innovations
CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions. Key research and development and manufacturing facilities are located in the United States, the United Kingdom, Mexico, Japan, Switzerland and Germany, with additional sales offices across the world.
Crane Currency
Crane Currency provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods and industrial products. Facilities are located in the United States, Sweden and Malta.
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Net sales:
Crane Payment Innovations	$225.9	$211.4	$449.7	$422.4
Crane Currency	126.5	122.6	231.8	244.2
Total	$352.4	$334.0	$681.5	$666.6

Operating profit:
Crane Payment Innovations	$64.8	$51.3	$126.6	$100.3
Crane Currency	34.7	29.4	52.3	64.6
Corporate	(30.7)	(7.3)	(44.2)	(14.6)
Total	$68.8	$73.4	$134.7	$150.3
Interest income	0.2	0.1	0.4	0.1
Interest expense	(14.1)	(10.5)	(24.5)	(21.0)
Related party interest expense	—	(3.6)	(2.5)	(7.3)
Miscellaneous income, net	1.0	2.1	2.4	2.9
Income before income taxes	$55.9	$61.5	$110.5	$125.0

(in millions)	June 30, 2023	December 31, 2022
Assets:
Crane Payment Innovations	$1,325.9	$1,266.1
Crane Currency	812.5	863.3
Corporate	56.6	—
Total	$2,195.0	$2,129.4

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

(in millions)	June 30, 2023	December 31, 2022
Goodwill:
Crane Payment Innovations	$621.3	$622.4
Crane Currency	214.0	214.2
Total	$835.3	$836.6

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Crane Payment Innovations
Products	$193.1	$181.3	$385.8	$363.0
Services	32.8	30.1	63.9	59.4
Total Crane Payment Innovations	$225.9	$211.4	$449.7	$422.4

Crane Currency
Banknotes and Security Products	126.5	122.6	231.8	244.2
Total Crane Currency	$126.5	$122.6	231.8	244.2
Net sales	$352.4	$334.0	$681.5	$666.6
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of June 30, 2023, our performance obligations were $485.1 million. We expect to recognize approximately 83% of our remaining performance obligations as revenue in 2023, and the remainder in 2024.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” on our Unaudited Consolidated and Combined Condensed Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Contract assets	$32.7	$31.8
Contract liabilities	$93.9	$93.6
We recognized revenue of $29.0 million and $56.3 million during the three-and-six-months ended June 30, 2023, related to contract liabilities as of December 31, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 5 - Earnings Per Share
Our basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units that were issued to Crane NXT and SpinCo employees. The effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.
On April 3, 2023, 56.7 million shares of our common stock, par value $1.00 per share, were distributed to Holdings stockholders of record as of March 23, 2023. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Crane NXT stock-based awards outstanding prior to the Separation. The weighted average number of common shares outstanding during the three-and-six-months ended June 30, 2023 was based on the weighted average number of common shares after the Separation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to common shareholders	$43.2	$48.8	$86.9	$98.3

Average basic shares outstanding	56.8	56.7	56.8	56.7
Effect of dilutive share-based awards	0.6	—	0.6	—
Average diluted shares outstanding	57.4	56.7	57.4	56.7

Earnings per basic share	$0.76	$0.86	$1.53	$1.73
Earnings per diluted share	$0.75	$0.86	$1.51	$1.73
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.5 million for the three months ended June 30, 2023.
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Consolidated and Combined Condensed Balance Sheets.

(in millions)	Pension and Postretirement Plan [a]	Currency Translation Adjustment	Total
Balance as of December 31, 2022	$9.0	$(140.5)	$(131.5)
Other comprehensive income before reclassifications	—	1.8	1.8
Amounts reclassified from accumulated other comprehensive loss	(1.0)	—	(1.0)
Net period other comprehensive (loss) income	(1.0)	1.8	0.8
Balance as of June 30, 2023	$8.0	$(138.7)	$(130.7)

[a]	Net of tax detriment of $1.9 million and $2.1 million as of June 30, 2023 and December 31, 2022, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-six-month periods ended June 30, 2023, and 2022. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Consolidated and Combined Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Amortization of pension items:
Prior service costs	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Net loss	—	0.2	—	0.4
Amortization of postretirement items:
Prior service costs	(0.2)	(0.2)	(0.5)	(0.5)
Net gain	(0.2)	—	(0.3)	—
Total before tax	$(0.6)	$(0.2)	$(1.2)	$(0.5)
Tax impact	(0.1)	—	(0.2)	(0.1)
Total reclassifications for the period	$(0.5)	$(0.2)	$(1.0)	$(0.4)
Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.6	0.2	0.2	0.1
Expected return on plan assets	(0.8)	(0.7)	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)	(0.2)
Amortization of net loss	—	0.2	(0.2)	—
Net periodic benefit	$—	$—	$(0.2)	$(0.1)
For all plans, the components of net periodic benefit for the six months ended June 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$0.9	$1.1	$—	$0.1
Interest cost	1.1	0.4	0.4	0.3
Expected return on plan assets	(1.6)	(1.5)	—	—
Amortization of prior service cost	(0.4)	(0.4)	(0.5)	(0.5)
Amortization of net loss	—	0.4	(0.3)	—
Net periodic benefit	$—	$—	$(0.4)	$(0.1)

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Consolidated and Combined Condensed Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2023	$1.9	$1.8
Amounts contributed during the six months ended June 30, 2023	$1.2	$1.7

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective Tax Rate	22.7%	20.6%	21.4%	21.4%
Our effective tax rate for the three months ended June 30, 2023, is higher than the prior year’s comparable period primarily due to transaction related expenses to support the Separation, partially offset by foreign tax credits.
Our effective tax rate for the six months ended June 30, 2023, is consistent with the prior year’s comparable period.
Our effective tax rates for the three-and-six-months ended June 30, 2023, are higher than the statutory U.S. federal tax rate of 21% primarily due to net permanent increases that impact the statutory tax rate.
The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and SpinCo will bear responsibility, and we and SpinCo agreed to indemnify each other against any amounts for which they are not responsible.
The change from a “carve-out” basis to a stand-alone entity basis resulted in an increase in uncertain tax positions of $15.6 million and a related $8.5 million tax indemnification receivable from SpinCo adjusted through “Net transfers from Crane” in our Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment”. As of June 30, 2023, we had gross unrecognized tax benefits of $23.9 million included in “Other liabilities” in our Unaudited Consolidated and Combined Condensed Balance Sheets.
The balances computed on a stand-alone entity basis resulted in a decrease in Accrued Income Tax liabilities of approximately $10.2 million adjusted through “Net transfers from Crane” in our Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment”. As of June 30, 2023, we had a future tax obligation of $8.2 million included in “U.S. and foreign taxes on income” in our Unaudited Consolidated and Combined Condensed Balance Sheets.
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Crane Currency	Total
Balance as of December 31, 2022	$622.4	$214.2	$836.6
Currency translation	(1.1)	(0.2)	(1.3)
Balance as of June 30, 2023	$621.3	$214.0	$835.3
As of June 30, 2023, we had $325.0 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2022, we had $344.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at beginning of period, net of accumulated amortization	$344.9	$388.5
Amortization expense	(18.1)	(36.0)
Currency translation and other	(1.8)	(7.6)
Balance at end of period, net of accumulated amortization	$325.0	$344.9
A summary of intangible assets are as follows:

		June 30, 2023			December 31, 2022
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.3	$62.1	$14.5	$47.6	$62.0	$14.0	$48.0
Customer relationships and backlog	18.8	500.6	254.4	246.2	502.9	242.0	260.9
Other	10.0	98.9	67.7	31.2	98.7	62.7	36.0
Total	18.0	$661.6	$336.6	$325.0	$663.6	$318.7	$344.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2023	$18.2
2024	35.7
2025	30.3
2026	30.1
2027	29.3
2028 and after	135.9
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2023	December 31, 2022
Contract liabilities	$93.9	$93.6
Employee related expenses	44.9	56.3
Accrued interest	10.1	6.5
Current lease liabilities	6.7	7.4
Warranty	6.4	4.4
Other	36.5	36.0
Total	$198.5	$204.2

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
On April 3, 2023, Crane NXT and SpinCo entered into a Tax Matters Agreement which, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the allocation of tax liabilities between us and SpinCo, and we and SpinCo agreed to indemnify each other for any amounts for which they are not responsible. As of June 30, 2023, there were no amounts owing to SpinCo pursuant to this agreement. The Tax Matters Agreement also specifies allocation of tax liabilities in the event that the Distribution is determined not to be tax-free. We believe that as of June 30, 2023, there was no reasonable possibility that such a tax liability will be incurred in connection with the Distribution.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Term Facility (a)	$9.4	$—
4.45% notes due December 2023 (a)	—	299.7
Total short-term borrowings	$9.4	$299.7

Term Facility (a)	$288.4	$—
6.55% notes due November 2036 (a)	198.7	198.6
4.20% notes due March 2048 (a)	346.5	346.5
Other deferred financing costs associated with credit facilities	(4.0)	—
Total long-term debt	$829.6	$545.1

(a) Debt discounts and debt issuance costs totaled $11.0 million and $5.6 million as of June 30, 2023, and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above.

4.45% notes due December 2023 - On March 3, 2023, Holdings notified bondholders of its intent to redeem all its outstanding $300 million aggregate principal amount of its 4.45% senior notes due 2023 on April 4, 2023. We completed the redemption on April 4, 2023.
Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, 5-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. On June 30, 2023, we repaid $50 million on the Term Facility.
The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, investments, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value $85.7 million as of December 31, 2022. We had no such hedging instruments as of June 30, 2023. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Unaudited Consolidated and Combined Condensed Balance Sheets and were $5.8 million as of December 31, 2022. We had no such derivative receivables as of June 30, 2023.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. During Q2 2023, the rabbi trust investments were distributed to the beneficiaries and the rabbi trust investment account was closed. The fair value of available-for-sale securities was $0.4 million as of December 31, 2022 and is recorded within “Other assets” on our Unaudited Consolidated and Combined Condensed Balance Sheets. We had no such fair value of available-for-sale securities as of June 30, 2023.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of notes due, measured using Level 2 inputs, was $445.0 million and $753.1 million as of June 30, 2023, and December 31, 2022, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 14 - Restructuring
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions in CPI of approximately 140 employees, or about 4% of our global workforce. We expect to substantially complete the program in the first quarter of 2024.
We did not incur significant restructuring costs during the six months ended June 30, 2023, or June 30, 2022. We have incurred $6.2 million of cumulative restructuring costs, net through June 30, 2023, of which $5.7 million related to severance and $0.5 million related to other costs. We do not expect to incur additional costs to complete these actions.
The following table summarizes the accrual balances related to the 2022 restructuring program:

(in millions)	2022 Restructuring
Severance:
Balance as of December 31, 2022 (a)	$6.0
Utilization	(4.5)
Balance as of June 30, 2023 (a)	$1.5

(a)	Included within “Accrued Liabilities” in the Unaudited Consolidated and Combined Condensed Balance Sheets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains information about Crane NXT, Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. Investors can identify forward-looking statements by the use of terms such as “believes,” “contemplates,” “expects,” “may,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms.
References herein to “Crane NXT,” “we,” “us” and “our” refer to Crane NXT, Co. and its subsidiaries, including when Crane NXT, Co. was named “Crane Holdings, Co.” unless the context implies otherwise. References to the “Business” refer to our business, including prior to the Separation (as defined below) when it was a business of Crane Holdings, Co. References herein to “Holdings” refer to Crane Holdings, Co. and its subsidiaries prior to the consummation of the Separation unless the context implies otherwise.
On April 3, 2023, Holdings was separated (the “Separation”) into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (“SpinCo”) through a pro-rata distribution (the “Distribution”) of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings As part of the Separation, the Aerospace & Electronics, Process Flow Technologies and Engineered Materials businesses of Holdings were spun off to SpinCo. Also, as part of the Separation, Holdings retained the Payment and Merchandising Technologies business and was renamed “Crane NXT, Co.” on April 3, 2023. Following the consummation of the Separation, our common stock is listed under the symbol “CXT” on the New York Stock Exchange.
References to “core business” or “core sales” in this report include sales from acquired businesses starting from and after the first anniversary of the acquisition but exclude currency effects. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operations and stock price; business and economic disruptions associated with extraordinary public health issues such as large-scale health epidemics or pandemics; information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments; the ability and willingness of Crane NXT, Co. and SpinCo to meet and/or perform their obligations under any contractual arrangements entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from the Separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Separation
On April 3, 2023, Holdings completed the Separation, as described in Note 1, "Organization and Basis of Presentation”, in the accompanying Unaudited Consolidated and Combined Condensed Financial Statements above, through the Distribution of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. Immediately following the consummation of the Separation on April 3, 2023, Holdings was renamed “Crane NXT, Co.”
In connection with the Separation, SpinCo paid a one-time cash dividend in the amount of $275 million to Holdings. on April 3, 2023, prior to the consummation of the Separation. The proceeds of the dividend, along with cash on hand, was used to repay the $300 million of 4.45% senior notes due in December 2023.
In addition, Holdings transferred $84 million of cash to Crane NXT as part of the Separation.
Credit Facilities
We are party to a new senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, 5-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. In June 2023, we repaid $50 million on the Term Facility.
Related Party Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for our relationship with SpinCo following the Separation, including the allocation between us and SpinCo of our and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis and Note 2, “Related Parties” for expense allocation methodologies on carve-out financial information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed financial statements and related notes. All comparisons below refer to the second quarter 2023 versus the second quarter 2022, unless otherwise specified.

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$352.4	$334.0	$18.4	5.5%

Cost of sales	$184.0	$182.8	$(1.2)	(0.7)%
as a percentage of sales	52.2%	54.7%
Selling, general and administrative	$99.6	$77.8	$(21.8)	(28.0)%
as a percentage of sales	28.3%	23.3%
Operating profit	$68.8	$73.4	$(4.6)	(6.3)%
Operating margin	19.5%	22.0%

Other income (expense):
Interest income	0.2	0.1	0.1	100.0%
Interest expense	(14.1)	(10.5)	(3.6)	(34.3)%
Related party interest expense	—	(3.6)	3.6	NM
Miscellaneous income, net	1.0	2.1	(1.1)	(52.4)%
Total other expense, net	(12.9)	(11.9)	(1.0)	(8.4)%
Income before income taxes	55.9	61.5	(5.6)	(9.1)%
Provision for income taxes	12.7	12.7	—	—%
Net income attributable to common shareholders	$43.2	$48.8	$(5.6)	(11.5)%

Sales increased by $18.4 million, or 5.5%, to $352.4 million in 2023. The change in sales included:
•an increase in core sales of $21.4 million, or 6.4%, driven primarily by higher pricing; and
•unfavorable foreign currency translation of $3.0 million, or 0.9%.
Cost of sales increased by $1.2 million, or 0.7%, to $184.0 million in 2023. The increase is primarily related to the impact of unfavorable mix of $15.6 million, or 8.5%, predominantly offset by strong productivity gains of $14.0 million, or 7.7%.
Selling, general and administrative expenses increased by $21.8 million, or 28.0%, to $99.6 million in 2023. The increase was driven primarily by increased administrative expenses related to higher compensation and benefit costs, and professional services to support the Separation, including $15.2 million, or 19.5%, of transaction related expenses.
Operating profit decreased by $4.6 million, or 6.3%, to $68.8 million in 2023. The decrease primarily reflected higher administrative expenses of $22.6 million, or 30.8%, to support the Separation, including $15.2 million, or 20.7%, of transaction related expenses. Operating segment performance was strong across the businesses with pricing actions net of inflation and strong productivity of $29.1 million, or 39.6%, and higher volumes of $4.2 million, or 5.7%, more than offsetting unfavorable mix of $15.6 million, or 21.3%.
Our effective tax rate for the three months ended June 30, 2023 is 22.7% which is higher than the prior year’s comparable period primarily due to transaction related expenses to support the separation, partially offset by foreign tax credits.
Our effective tax rates for the three months ended June 30, 2023, is higher than the statutory U.S. federal tax rate of 21% primarily due to net permanent increases that impact the statutory tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Crane Payment Innovations

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$193.1	$181.3	$11.8	6.5%
Services	32.8	30.1	2.7	9.0%
Total net sales	$225.9	$211.4	$14.5	6.9%
Cost of sales	$111.8	$109.1	$(2.7)	(2.5)%
as a percentage of sales	49.5%	51.6%
Selling, general and administrative	$49.3	$51.0	$1.7	3.3%
as a percentage of sales	21.8%	24.1%
Operating profit	$64.8	$51.3	$13.5	26.3%
Operating margin	28.7%	24.3%

Sales increased by $14.5 million, or 6.9%, to $225.9 million in 2023, driven by higher core sales of $17.0 million, or 8.0%, partially offset by unfavorable foreign currency translation of $2.5 million, or 1.1%.
•Sales of Payment Acceptance and Dispensing Products increased by $11.8 million, or 6.5%, to $193.1 million in 2023. The increase reflected higher core sales of $14.3 million, or 7.9%, partially offset by unfavorable foreign currency translation of $2.5 million, or 1.4%, primarily due to the Japanese yen and Australian dollar weakening against the U.S. dollar. The core sales increase primarily reflected higher component sales and higher pricing year over year.
•Service revenue increased by $2.7 million, or 9.0%, to $32.8 million in 2023, primarily driven by a higher pricing and to a lesser extent, volume of service contract sales.
Cost of sales increased by $2.7 million, or 2.5%, to $111.8 million, primarily reflecting unfavorable mix of $3.8 million, or 3.5%, and increased material, labor, and other manufacturing costs of $2.7 million, or 2.5%, partially offset by productivity gains of $3.0 million, or 2.7%.
Selling, general and administrative expense decreased by $1.7 million, or 3.3%, to $49.3 million, primarily due to restructuring savings of $2.5 million, or 4.9%.
Operating profit increased by $13.5 million, or 26.3%, to $64.8 million in 2023. The increase is primarily due to higher pricing net of inflation, and productivity gains, of $13.1 million, or 25.5%, restructuring savings of $2.7 million, or 5.3%, and higher volumes of $2.2 million, or 4.3%, partially offset by unfavorable mix of $3.8 million, or 7.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Crane Currency

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$126.5	$122.6	$3.9	3.2%
Cost of sales	$72.2	$73.7	$1.5	2.0%
as a percentage of sales	57.1%	60.1%
Selling, general and administrative	$19.6	$19.5	$(0.1)	(0.5)%
as a percentage of sales	15.5%	15.9%
Operating profit	$34.7	$29.4	$5.3	18.0%
Operating margin	27.4%	24.0%

Banknote and security product sales increased by $3.9 million, or 3.2%, to $126.5 million in 2023, reflecting higher core sales of $4.5 million, or 3.7%, predominantly driven by higher volumes in international markets, partially offset by unfavorable foreign currency translation of $0.6 million, or 0.5%.
Cost of sales decreased $1.5 million, or 2.0%, to $72.2 million in 2023, primarily due to strong productivity gains of $13.7 million, or 18.6%, partially offset by unfavorable mix of $11.8 million, or 16.0%.
Selling, general and administrative expense increased by $0.1 million, or 0.5%, to $19.6 million in 2023 mainly due to higher selling expenses partially offset by favorable foreign currency translation.
Operating profit increased by $5.3 million, or 18.0%, to $34.7 million in 2023, primarily due to productivity gains of $15.2 million, or 51.7%, and higher volumes of $1.9 million, or 6.5%, partially offset by unfavorable mix of $11.8 million, or 40.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed Financial Statements and related notes. All comparisons below refer to the first six months of 2023 versus the first six months of 2022, unless otherwise specified.

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$681.5	$666.6	$14.9	2.2%

Cost of sales	$358.4	$361.9	$3.5	1.0%
as a percentage of sales	52.6%	54.3%
Selling, general and administrative	$188.4	$154.4	$(34.0)	(22.0)%
as a percentage of sales	27.6%	23.2%
Operating profit	$134.7	$150.3	$(15.6)	(10.4)%
Operating margin	19.8%	22.5%
Other income (expense):
Interest income	0.4	0.1	0.3	300.0%
Interest expense	(24.5)	(21.0)	(3.5)	(16.7)%
Related party interest expense	(2.5)	(7.3)	4.8	65.8%
Miscellaneous income, net	2.4	2.9	(0.5)	(17.2)%
Total other expense, net	(24.2)	(25.3)	1.1	4.3%
Income before income taxes	110.5	125.0	(14.5)	(11.6)%
Provision for income taxes	23.6	26.7	3.1	11.6%
Net income attributable to common shareholders	$86.9	$98.3	$(11.4)	(11.6)%
Sales increased by $14.9 million, or 2.2%, to $681.5 million in 2023. The change in sales included:
•an increase in core sales of $30.3 million, or 4.5%, driven primarily by higher pricing, and
•unfavorable foreign currency translation of $15.4 million, or 2.3%.
Cost of sales decreased by $3.5 million, or 1.0%, to $358.4 million in 2023. Unfavorable mix of $29.8 million, or 8.2%, was more than offset by productivity gains net of inflation of $16.7 million, or 4.6%, favorable foreign currency translation of $9.1 million, or 2.5%, and lower volumes of $7.5 million, or 2.1%.
Selling, general and administrative expenses increased by $34.0 million, or 22.0%, to $188.4 million in 2023. The increase was driven primarily by increased administrative costs of $34.5 million, or 22.4%, related to higher compensation and benefit costs, and professional services to support the Separation, including transaction related expenses of $17.0 million, or 11.0%.
Operating profit decreased by $15.6 million, or 10.4%, to $134.7 million in 2023. The decrease primarily reflected an unfavorable mix of $29.8 million, or 19.8%, lower volumes of $7.8 million, or 5.2%, partially offset by higher pricing net of inflation, and productivity gains, of $26.1 million, or 17.4%. Operating profit in 2023 included transaction related expenses of $17.0 million, or 11.3%.
Our effective tax rate for the six months ended June 30, 2023, is 21.4%. This rate is consistent with the prior year’s comparable period.
Our effective tax rates for the six months ended June 30, 2023, is higher than the statutory U.S. federal tax rate of 21% primarily due to net permanent increases that impact the statutory tax rate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Crane Payment Innovations

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$385.8	$363.0	$22.8	6.3%
Services	63.9	59.4	4.5	7.6%
Total net sales	$449.7	$422.4	$27.3	6.5%
Cost of sales	$219.2	$218.7	$(0.5)	(0.2)%
as a percentage of sales	48.7%	51.8%
Selling, general and administrative	$103.9	$103.4	$(0.5)	(0.5)%
as a percentage of sales	23.1%	24.5%
Operating profit	$126.6	$100.3	$26.3	26.2%
Operating margin	28.2%	23.7%
Sales increased by $27.3 million, or 6.5%, to $449.7 million in 2023, driven by higher core sales of $38.6 million, or 9.1%, offset by unfavorable foreign currency translation of $11.3 million, or 2.7%.
•Sales of Payment Acceptance and Dispensing Products increased $22.8 million, or 6.3%, to $385.8 million in 2023. The increase reflected higher core sales of $34.1 million, or 9.4%, primarily due to higher pricing, partially offset by unfavorable foreign currency translation of $11.3 million, or 3.1%, primarily reflecting the weakening of the British pound, Japanese Yen and Australian dollar against the U.S. dollar.
•Service revenue increased by $4.5 million, or 7.6%, to $63.9 million in 2023, primarily driven by a higher volume of service contract sales and higher pricing year over year.
Cost of sales increased by $0.5 million, or 0.2%, to $219.2 million, primarily related to increase in material, labor and other manufacturing costs of $10.3 million, or 4.7%, and unfavorable mix of $6.9 million, or 3.2%, partially offset by favorable foreign currency translation of $6.5 million, or 3.0%, productivity gains of $6.3 million, or 2.9%, and lower volumes of $3.6 million, or 1.6%.
Selling, general and administrative expense increased by $0.5 million, or 0.5%, to $103.9 million in 2023, primarily reflecting an increase of $6.8 million, or 6.6%, in administrative and sales expenses, partially offset by restructuring savings of $4.2 million, or 4.1%, and favorable foreign currency translation of $1.7 million, or 1.6%.
Operating profit increased by $26.3 million, or 26.2%, to $126.6 million in 2023. The increase primarily reflected higher pricing net of inflation, and productivity, of $31.0 million, or 30.9%, and restructuring savings of $4.4 million, or 4.4%, partially offset by unfavorable mix of $6.9 million, or 6.9%, and unfavorable foreign currency translation of $3.1 million, or 3.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Crane Currency

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$231.8	$244.2	$(12.4)	(5.1)%
Cost of sales	$139.2	$143.2	$4.0	2.8%
as a percentage of sales	60.1%	58.6%
Selling, general and administrative	$40.3	$36.4	$(3.9)	(10.7)%
as a percentage of sales	17.4%	14.9%
Operating profit	$52.3	$64.6	$(12.3)	(19.0)%
Operating margin	22.6%	26.5%

Banknote and security product sales decreased by $12.4 million, or 5.1%, to $231.8 million in 2023. The decrease primarily related to lower core sales of $8.4 million, or 3.4%, driven by lower volumes and unfavorable foreign currency translation of $4.1 million, or 1.7%, as the euro and Swedish krona weakened against the U.S. dollar.
Cost of sales decreased by $4.0 million, or 2.8%, to $139.2 million in 2023. The impact of productivity gains of $20.5 million, or 14.3%, lower volumes of $3.9 million, or 2.7%, and favorable foreign currency translation of $2.6 million, or 1.8%, were partially offset by unfavorable mix of $23.0 million, or 16.1%.
Selling, general and administrative expense increased by $3.9 million, or 10.7%, to $40.3 million in 2023, predominantly in selling and engineering expenses.
Operating profit decreased by $12.3 million, or 19.0%, to $52.3 million in 2023. The decrease primarily reflected unfavorable mix of $23.0 million, or 35.6%, and lower volumes of $9.0 million, or 13.9%, both driven by anticipated lower sales to the U.S. Government, partially offset by pricing net of inflation, and productivity gains, of $20.2 million, or 31.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used for):
Operating activities	$95.0	$121.1
Investing activities	(8.5)	(7.6)
Financing activities	(43.7)	(72.9)
Effect of exchange rates on cash and cash equivalents	3.4	(12.6)
Increase in cash and cash equivalents	$46.2	$28.0

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to stockholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, and by paying dividends and/or repurchasing shares. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transactions.
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements.
In March 2023, we entered into a new senior secured credit agreement, which provides for a $500 million, 5-year revolving credit facility and a $350 million, 3-year term loan facility. Funding under each facility became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. In June 2023, we repaid $50 million on the Term Facility.
On April 3, 2023, prior to the consummation of the Separation, SpinCo paid a dividend to Holdings in the amount of $275 million.
On April 4, 2023, we redeemed all our outstanding 4.45% senior notes due 2023, of which $300 million aggregate principal amount was outstanding upon redemption.
Operating Activities
Cash provided by operating activities was $95.0 million in the first six months of 2023, as compared to $121.1 million during the same period last year. The decrease in cash provided by operating activities was primarily driven by lower net income related to increased transactions costs to support the Separation.
Investing Activities
Cash flows provided by investing activities consist primarily of cash used for capital expenditures. Cash used for investing activities was $8.5 million in the first six months of 2023, as compared to $7.6 million in the comparable period of 2022. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Financing Activities
Cash used for financing activities consist primarily of repayments of indebtedness, proceeds from the issuance of long-term debt and debt issuance cost on new credit facilities. Cash used for financing activities was $43.7 million during the first six months of 2023 compared to $72.9 million in the comparable period of 2022. The decreased in cash used for financing activities was primarily driven by lower net transfers to Crane.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Unaudited Consolidated and Combined Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures
Disclosure Controls and Procedures. Crane NXT’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Crane NXT’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Crane NXT’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Crane NXT in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to Crane NXT’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, Crane NXT’s Chief Executive Officer and Chief Financial Officer have concluded that these controls are effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2023, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2023. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6. Exhibits

Exhibit 2.1
Separation and Distribution Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 3.1	Amended and Restated Certificate of Incorporation of Crane NXT, Co. (incorporated by reference to Exhibit 3.2 to Crane NXT, Co.'s Current Report on Form 8-K filed on April 3, 2023).
Exhibit 3.2
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Crane NXT, Co. (incorporated by reference to Exhibit 3.1 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 3.3	Amended and Restated By-laws of Crane NXT, Co., dated as of April 3, 2023 (incorporated by reference to Exhibit 3.3 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).
Exhibit 10.1	Crane NXT, Co. Benefit Equalization Plan (incorporated by reference to Exhibit 10.5 to Crane NXT, Co.’s Quarterly Report on Form 10-Q filed on May 10, 2023).
Exhibit 10.2	Crane NXT, Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to Crane NXT, Co.’s Quarterly Report on Form 10-Q filed on May 10, 2023).
Exhibit 10.3
Transition Services Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.1 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.4
Tax Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.2 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.5
Employee Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.3 to Crane NXT, Co.’s Current Report on Form 8-K filed on April 3, 2023).

Exhibit 10.6
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

CRANE NXT, CO.
REGISTRANT

Date
August 7, 2023	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
August 7, 2023		Christina Cristiano
Senior Vice President and Chief Financial Officer